Form 10KSB
period 2001-12-31
NEW PEOPLES BANKSHARES INC
filed 2002-04-01
CIK 1163389

Securities And Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For fiscal year ended December 31, 2001

                        Commission File Number 000-33411

                         New Peoples Bankshares, Inc.
                (Name of Small Business Issuer in its charter)

                  Virginia                                   31-1804543
            (State of other jurisdiction of              (I.R.S. Employer
            incorporation or organization)               Identification No.)

                    2 Gent Drive                                24260
                    Honaker, VA                               (Zip Code)
            (Address of principal executive officer)

            Issuer's telephone number (276) 873-6288

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - $4 Par Value

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X. No
.....

    Check if there is no  disclosure  of  delinquent  filers in  response  to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for its most recent fiscal year were $15,931,864

    The aggregate market value of the voting stock held by non-affiliates, based on the last reported sales prices of $7.50 per share on March 15, 2002, was $40,486,665.

    The number of shares outstanding of the registrant's common stock, was 6,000,000 as of March 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                            LOCATION OF EXHIBIT INDEX

       The index of exhibits is contained in Part IV herein on page 30.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X
                                                       -----      -----

                                TABLE OF CONTENTS


                                                                        Page
PART I

     Item 1.  Description of Business                                     3

     Item 2.  Description of Property                                    10

     Item 3.  Legal Proceedings                                          11

     Item 4.  Submission of Matters to a Vote of Security Holders        11

PART II

     Item 5.  Market for Common Equity and Related
                 Stockholder Matters                                     12

     Item 6.  Management's Discussion and Analysis of
                 Financial Condition and
                 Results of Operations                                   12

     Item 7.  Financial Statements                                       21

     Item 8.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     21

PART III

     Item 9.  Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with
                 Section 16(a) of the Exchange Act                       21

     Item 10. Executive Compensation                                     22

     Item 11. Security Ownership of Certain Beneficial
                 Owners and Management                                   23

     Item 12. Certain Relationships and Related Transactions             24

PART IV

     Item 13. Exhibits and Reports on Form 8-K                           25

SIGNATURES                                                               26

PART I


Item 1.                     Description of Business

General

New Peoples Bankshares, Inc. ("Company") is the bank holding company for New Peoples Bank, Inc. ("Bank"), a Virginia banking corporation, headquartered in Honaker, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia on December 9, 1997 and began operations on October 28, 1998. On September 27, 2001, the shareholders of the Bank approved a plan of reorganization under which the shareholders of the Bank exchanged their common stock for common stock in New Peoples Bankshares, Inc. On November 30, 2001, the reorganization was completed and the Bank became a wholly owned subsidiary of the Company. The Bank is the only subsidiary of the Company.

The Bank is engaged in the commercial banking business, primarily serving Russell, Scott, Buchanan, Dickenson, Washington and Wise Counties in
Southwest Virginia and Mercer County in West Virginia. In addition, the close proximity and mobile nature of individuals and businesses in adjoining counties in Virginia and West Virginia and nearby cities places these markets within the Bank's targeted trade area. The Bank also serves individuals and businesses from other areas, including Northeastern Tennessee and Eastern West Virginia. The Bank offers a range of banking and related financial services focused primarily towards serving individuals, small to medium size businesses, and the professional community. The Bank strives to serve the banking needs of its customers while developing personal, hometown relationships with them. The Bank's Directors believe that marketing customized banking services will enable the Bank to establish a niche in the financial services marketplace in this market.

The Bank provides professionals and small and medium size businesses in its market area with responsive and technologically advanced banking services. These services include loans that are priced on a deposit-based relationship, easy access to the Bank's decision makers, and quick and innovative action necessary to meet a customer's banking needs. The Bank's capitalization and lending limit enables it to satisfy the credit needs of a large portion of the targeted market segment. In the event there are customers whose loan requirements exceed the Bank's lending limit, the Bank will seek to arrange such loans on a participation basis with other financial institutions.

Location and Market Area

The Bank initially opened with full service branches in Honaker and Weber City, Virginia and in 1999 opened a full service branch in Castlewood, Virginia. During 2000, the Bank opened full service branches in Haysi and Lebanon, Virginia. During 2001, the Bank opened branches in Pounding Mill, Virginia and Princeton, West Virginia. The Bank also has loan production offices located in Norton, Clintwood and Abington Virginia. Management will continue to investigate and consider other possible sites that would enable the Bank to profitably serve its chosen market area.

The opening of any additional banking offices by the Bank will require prior regulatory approval, which takes into account a number of factors, including, among others, a determination that the Bank has capital in an amount deemed necessary to warrant additional expansion and a finding that the public interest will be served. While the Bank plans to seek regulatory approval at the appropriate time to establish additional banking offices, there can be no assurance when or if the Bank will be able to undertake such expansion plans.

Internet Site

In March 2001, the Bank opened its internet banking site at www.newpeoplesbank.com. The site includes a customer service area that contains branch and ATM locations, product descriptions and current interest rates offered on deposit accounts. Customers with internet access can access account balances, make transfers between accounts, enter stop payment orders, order checks, and use an optional bill paying service. New customers who live within a limited market area can open accounts on line.

Banking Services

General. The Bank accepts deposits, makes consumer and commercial loans, issues drafts, and provides other services customarily offered by a commercial bank, such as business and personal checking and savings accounts, walk-up tellers, drive-in windows, and 24-hour automated teller machines. The Bank is a member of the Federal Reserve System and deposits are insured under the Federal Deposit Insurance Act to the limits provider thereunder.

The Bank offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion
(including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans may include secured and unsecured loans for financing automobiles, home improvements, education and personal investments.

The Bank's lending activities are subject to a variety of lending limits imposed by state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of the Bank's capital and surplus in the case of loans which are not fully secured by readily marketable or other permissible types of collateral. The Bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit. The Bank may establish with correspondent banks to participate in loans when loan amounts exceed the Bank's legal lending internal lending policies.

Commercial Loans. The Bank makes commercial loans to qualified businesses in its market area. The Bank's commercial lending consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. To manage these risks, the Bank's policy is to secure commercial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, the Bank actively monitors certain measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

Residential Mortgage Loans. The Bank's residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. The Bank makes mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities. Maturities for construction loans generally range from 4-12 to months for residential property and from 6 to 18 months for non-residential and multi-family properties. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with the appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Loans for owner-occupied property are generally made with a loan-to-value ratio of up to 80% for first liens. Higher loan-to-value ratios are allowed based on the borrower's unusually strong general liquidity, net worth and cash flow. Loan-to-value ratios for home equity lines of credit generally do not exceed 90%. If the loan-to-value ratio exceeds 80% for residential mortgage loans, the Bank obtains appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

Construction Loans. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, the Bank limits loan-to-value ratios for residential property to 85% and for non-residential property and multi-family properties to 80%, in addition to its usual credit analysis of its borrowers. Management feels that the loan-to-value ratios described above are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss.

Consumer Loans. Consumer loans of the Bank consists primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans made by the Bank include home improvement loans, debt consolidation loans and general consumer lending. Consumer loans entail greater risk than residential mortgage loans do, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. The Bank's policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful analysis of the borrower. In evaluating consumer loans, the Bank requires its lending officers to review the borrower's level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Bank requires that their banking officers maintain an appropriate margin between the loan amount and collateral value.

Other bank services include safe deposit boxes, issuance of cashier's checks, certain cash management services, traveler's checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank currently offers ATM card services that can be used by Bank customers throughout Virginia and other regions. The Bank also offers MasterCard and VISA credit card services through an intermediary.

It is not anticipated that the Bank will have trust powers during its initial years of operation. The Bank may establish a trust department in the future but cannot do so without the prior approval of the Virginia State Corporation Commission's Bureau of Financial Institutions ("Commission"). In the interim, the Bank may contract for the provision of trust services to its customers through outside vendors.

Competition

The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Southwest Virginia market area and elsewhere. The Bank's market area is a highly competitive, highly branched banking market. Competition in the market area for loans to small businesses and professionals, the Bank's target market, is intense, and pricing is important. Most of the Bank's competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank does not expect to provide or will not provide initially. Moreover, larger institutions operating in the Southwestern Virginia market area have access to borrowed funds at lower cost than are available to the Bank. Deposit competition among institutions in the market area also is strong. As a result, it is possible that the Bank may pay above-market rates to attract deposits. According to a market share report prepared by the FDIC, as of June 30, 2001, the most recent date for which market share information is available, the Bank's deposits as a percentage of total deposits in its major market areas were as follows: Russell County - 39.0 %, Scott County - 24.8% and Dickenson County - 9.3%.

Employees

As of December 31, 2001, the Bank had 111 total employees, 108 of which were full time equivalent employees. None of its employees are represented by any collective bargaining agreements and relations with employees are considered excellent.

Supervision and Regulation

General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, the ("BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Commission. It is also subject to regulation, supervision and examination by the Federal Reserve Board. State and federal law also governs the activities in which the Bank engages, the investments that it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank's operations.

The earnings of the Company's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant federal and state laws to which the Company and the Bank are subject. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Payment of Dividends. The Company is a legal entity separate and distinct from its banking subsidiary. The majority of the Company's revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2001, the Bank declared $25,000 in dividends payable to the Company.

Capital. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital," which, together with Tier 1 capital, composes "total capital").

In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Pursuant to these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal banking regulatory evaluation of an organization's overall safety and soundness.

The risk-based capital or standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation ("FDIC") insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC's claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2001, the Company and the Bank were well capitalized.

State banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal banking regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on the Company of the Act must await completion of that regulatory process.

The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal banking regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

Effect of Governmental Monetary Policies

The operations of the Bank are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future.

Item 2.  Description of Property

At December 31, 2001, the Bank's net investment in Bank premises and equipment in service was $8,365,639. A schedule by type is shown in Note 7 to the financial statements. A description of the Bank's property is as follows.

The Bank's main office in Honaker, Virginia, which is owned by the Bank, contains 11,800 square feet on three floors and is situated on 2.5 acres. The building contains a full service branch, administration operations, bookkeeping and credit departments, two drive-thru lanes and an ATM. The office is an attractive brick building with adequate room for current operations. The office is located at 2 Gent Drive, Honaker, Virginia 24260.

The Branch at Weber City, which is owned by the Bank, is a 2,700 square foot brick building situated on a 200 x 150 lot. It contains a full service branch with three drive-thru lanes and an ATM. The branch is located at 131 U.S. Highway 23 South, Weber City, Virginia 24290.

The Branch at Castlewood, which is owned by the Bank, is a 4,500 square foot brick building situated on a 300 x 150 lot. It contains a full service branch with two drive-thru lanes and an ATM. The branch is located at 102 Miners Drive, Castlewood, Virginia 24224.

The Branch at Haysi, which is owned by the Bank, is a 2,400 square foot brick building situated on a one-fourth acre lot. It contains a full service branch with drive-thru lanes and an ATM. The branch is located at 402 Main Street, Haysi, Virginia 24256.

The Branch at Lebanon, which is owned by the Bank, is a 6,000 square foot building, of brick construction, situated on a one acre lot. It contains a full service branch with drive-thru lanes and an ATM. The branch is located at 685 North East Main Street, Lebanon, Virginia 24266.

The Branch at Pounding Mill, which is owned by the Bank, is a 3,600 square foot brick building situated on a one acre lot. It contains a full service branch with two drive-thru lanes and an ATM. The branch is located on Route 460 at Pounding Mill, Virginia 24637.

The Branch at Princeton, which is owned by the Bank, is a 3,600 square foot brick building situated on a .39 acre lot. It contains a full service branch with two drive-thru lanes and an ATM. The branch is located at 1221 Stafford Drive, Princeton, West Virginia 24740.

On January 3, 2002, the Bank opened a branch in Gate City, Virginia, which is owned by the Bank. The Bank is a 3,600 square foot brick building situated on a one acre lot. It contains a full service branch with two drive-thru lanes and an ATM. The branch is located at 326 East Jackson Street, Gate City, Virginia 24251.

The loan production offices located in Norton, Clintwood and Abingdon are leased through operating lease arrangements with varying term lengths.

The Bank believes that all of its properties are maintained in good operating condition and are suitable and adequate for its operational needs.

Land has been purchased and preliminary construction has begun for a full service branch in Clintwood, Virginia which will replace the current loan production office. It is anticipated that construction will be complete in April 2002 at a cost similar to those for the Gate City branch.

Property that includes a former bank building has been purchased in Tazewell, Virginia for a price of $262,500. However, a one year clause restricting banking operations accompanies the purchase. It is anticipated that this branch will open in the fall of 2002 after remodeling is complete.

Management will continue to investigate and consider other possible sites that would enable the Bank to profitably serve its chosen market area. Purchases of premises and equipment for the year 2002 will depend on the decision to open additional branches.

Item 3.  Legal Proceedings

Management is not aware of any material pending or threatened litigation in which the Company may be involved as a defendant. In the normal course of business, the Bank periodically must initiate suits against borrowers as a final course of action in collecting past due loans.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company has not submitted any matters to the vote of security holders for the quarter ending December 31, 2001.

PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

(a)   Market Information

     The Company acts as its own transfer agent. At present, there is no public trading market for the common stock. Trades in the common stock occur sporadically on a local basis.


     The high and low trade prices of the Company's common stock known to the Company are set forth in the table below. Trade prices have been restated to show the effects of the 2 for 1 stock splits on March 15, 2000 and January 1, 2002. Other transactions may have occurred at prices about which the Company does not know.

                                         2001                   2000
                                   ---------------       ---------------
                                     High      Low         High      Low
        1st quarter                $  9.00  $ 7.50       $  3.75  $ 2.50
        2nd quarter                   9.00    7.50          7.50    5.00
        3rd quarter                   9.75    7.50          7.50    5.00
        4th quarter                   9.75    7.50          7.50    5.00

     The most recent sales price of which management is aware was $10.00 per share in March 2002.

(b) On March 1, 2002, there were approximately 4,630 shareholders of record.

(c)  Dividends

     The Company has not declared a dividend. The declaration of dividends in the future will depend on the Company's earnings and capital requirements. The Company is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, the Company intends to follow a policy of retaining earnings, if any, for the purpose of increasing net worth and reserves of the Company during its initial years of operation in order to promote the Company's growth and ability to compete in its market area. As a result, the Company does not anticipate paying a dividend on its Common Stock in 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On September 27, 2001, the shareholders of the New Peoples Bank, Inc.
approved a plan of reorganization under which the shareholders of the Bank exchanged their common stock for common stock in New Peoples Bankshares Inc. On November 30, 2001, the reorganization was completed and the Bank became a wholly owned subsidiary of New Peoples. The accompanying financial information reflects the transactions of the Bank for the years 2001, 2000 and 1999 and of the Company since its inception on November 30, 2001.

The Bank opened for business on October 28, 1998 and has achieved outstanding growth. As of December 31, 2001, the Bank had total deposits of $194,011,396 and total loans of $179,215,539.

For the year 2001, the Bank had net income of $1,008,665, compared with $761,072 for 2000.

For the foreseeable future, management will continue its strategy of providing personal and customized financial services to individuals, small to medium size businesses and the professional community. The Bank will strive to serve the banking needs of its customers by developing personal, hometown relationships.

Net Interest Margin

The Bank's net interest margin on earning assets for 2001 was 4.31% compared to 3.99% for 2000. The rates received on earning assets decreased less than the rates paid on deposits resulting in the increase in net interest margin. During 2001, interest rates fell in response to interest rate reductions by the Federal Reserve Bank, however the Bank was able to maintain a yield of 9.37% on loans for 2001 compared with a yield of 9.52% for 2000. The yield on federal funds sold decreased from 6.22% for 2000 to 4.15% for 2001 as a result of the interest rate reductions. The Bank was able to improve the yield on investments from 5.78% for 2000 to 6.15% for 2001 by purchasing U.S. Government Agency bonds with longer maturities. In response to the interest rate reductions, the cost of deposits decreased from 5.91% for 2000 to 5.18% for 2001. The Bank continues to offer attractive loan and deposit rates in order to attract new customers. Table I shows the rates received on earning assets and the rates paid on deposit liabilities. The changes in net interest income due to changes in volume and changes in rates are shown in Table II.

Provision for Loan Losses

The provision for loan losses was $571,000 for 2001 compared with $513,400 for 2000. The allowance for loan losses was $1,792,850 at December 31, 2001 (approximately 1% of total loans outstanding). Net loans charged off for 2001 were $89,498 (.06% of average loans) compared with $67,320 for 2000. Net loans charged off as a percentage of average loans may increase as the Bank's loan portfolio matures.

For each period presented, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the portfolio, industry historical experience, adverse situations that may affect the borrowers ability to repay and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, past due reports and industry historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates nonperforming loans relative to their collateral value and makes appropriate adjustments to the allowance for loan losses when needed. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Since the Bank is relatively new and the loan portfolio is not mature, industry historical loss percentages established by the regulatory authorities, are used when calculating the allowance. As the loan portfolio matures, a loss rate specific to this Bank will emerge and these loss percentages will be applied to the loan portfolio. This will result in a more accurate allowance for loan loss calculation that is tailored to reflect the risk associated with the Bank's loan portfolio.

See Table IV for a summary of the activity in the allowance for loan losses.

The Bank has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the categories of loans. The allocation of the allowance as shown in Table V should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

Table V shows the balance and percentage of the Bank's allowance for loan losses allocated to each major category of loans.

Noninterest Income

Noninterest income increased from $443,569 in 2000 to $752,617 in 2001. The increase is consistent with the growth in average assets of the bank. The major sources of non interest income include overdraft fees on deposit accounts and insurance commissions. The overdraft fees increased from $324,000 for 2000 to $458,000 for 2001. Insurance commissions increased from $54,000 for 2000 to $108,000 for 2001. Noninterest income as a percentage of average assets increased from .36% in 2000 to .40% in 2001.

Noninterest Expense

Noninterest expense increased from $3,683,098 in 2000 to $5,845,624 in 2001. The increase was due to additional staffing and expenses associated with the new branches opened and the general growth in operations. Noninterest expense as a percentage of average assets increased from 2.82% in 2000 to 3.15% for 2001. Non interest expense in the future is dependent on the growth of the Bank and the number of new branch locations.

Income Taxes

Due to timing differences between book and tax treatment of several expense items, a deferred tax asset of $212,162 has been recognized at December 31, 2001. The deferred tax asset represents reductions in future income tax liabilities from future deductions for start-up costs, bad debts and capitalized interest costs. For the year 2001, the Bank had income tax expense of $556,435 computed at the normal corporate income tax rate of 34% of taxable income included in net income.

Investment Securities

Total investment securities decreased from $11,900,000 at December 31, 2000 to $5,700,000 at December 31, 2001. A schedule of investments by type and maturity (including the weighted average yield) is shown in Note 4 to the financial statements. At December 31, 2001, the Bank had short term U.S. Government agency notes with a book value of $3,500,000 that matured in the first part of January 2002.

Loans

Total loans increased $44,526,000 during 2000 and $48,129,000 during 2001 to $179,216,000 at December 31, 2001. A schedule of loans by type is shown in Note 5 to the financial statements. Approximately 57% of the loan portfolio is secured by real estate. A maturity schedule of loans is included in Table VII.

Loan Portfolio Risk Factors

Loans by type are shown in Note 5 to the financial statements and the maturity of the loan portfolio is shown in Table III. Loans accounted for on a nonaccrual basis were $47,206 at December 31, 2001 (.026% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $28,593 (.016% of total loans). Loans past due 90 days or more are classified as nonaccrual unless the loan is well secured and in the process of collection. Nonaccrual loans did not have a significant impact on interest income for 2001. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

Deposits With Life Insurance Companies

The Bank has deposits with life insurance companies totaling $7,500,000 at December 31, 2001. These policies bear interest at a rate of 6.19% less a mortality cost of approximately .53% for a net return of approximately 5.66%. These deposits were made pending the development of an executive supplemental retirement plan.

Deposits

The Bank's deposits increased $50,957,000 during 2000 and $55,564,000 during 2001 to $194,011,000 at December 31, 2001. A schedule of deposits by type is shown in the statement of condition. Time deposits of $100,000 or more equaled 20% of deposits at both December 31, 2000 and December 31, 2001. The Bank does not have brokered deposits and internet accounts are limited to customers located in the surrounding geographical area. A maturity schedule of deposits is included in Table III.

Capital

Capital as a percentage of total assets was 8.82% at December 31, 2001 compared with 11.36% at December 31, 2000 which exceeded regulatory requirements at both dates. The Bank's required and actual risk based capital ratios are shown in Note 18 to the financial statements at both dates. The Bank is considered to be well capitalized under the regulatory framework for prompt corrective action at this time. However, it will be necessary to obtain additional capital in the future to support the rapid growth of the Bank.

Liquidity and Interest Sensitivity

At December 31, 2001, the Bank had liquid assets of approximately $11.5 million in the form of cash, due from bank and federal funds sold. Management believes that the Bank's liquid assets are adequate at December 31, 2001. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. In the event the Bank would need additional funds, it has the ability to purchase federal funds under established lines of credit of $3.5 million.

At December 31, 2001, the Bank had a negative  cumulative Gap Rate
Sensitivity Ratio of 33.00% for the one year repricing period compared with 27.61% at December 31, 2000. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. On a quarterly basis, management reviews the Bank's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table III shows the Bank's interest sensitivity by year.

Employees

The Bank's full time equivalent employees have increased from 51 at December 31, 1999 to 78 at December 31, 2000 and to 111 at December 31, 2001. Management estimates that staffing the new branch at Clintwood will require six new employees. Future increases in the number of employees will depend on the selection and approval of new branches.

Table I
                          NEW PEOPLES BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                              AVERAGE BALANCE SHEET
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                            (In Thousands of Dollars)

                                   2001                       2000
                           ---------------------     ----------------------
                                           Average                     Average
                                            Rates                       Rates
                          Average  Income/  Earned/   Average  Income/  Earned/
                          Balance  Expense   Paid     Balance  Expense   Paid
ASSETS
   Loans including fees  $155,891 $14,602    9.37%   $109,316 $10,408    9.52%
   Federal Funds sold       9,514     395    4.15      10,392     646    6.22
   Deposits in other bank                                 260      14    5.45
   Other investments        4,388     270    6.15       2,764     160    5.78
                           ------   -----    ----     ------   -----    ----

   Total Earning Assets   169,793  15,267    8.99     122,732  11,228    9.15
                                    ------   ----              ------   ----

   Allowance for loans
     losses                (1,573)                     (1,082)
   Non-earning assets      17,649                       8,736
                           ------                      ------

   Total Assets          $185,869                    $130,386
                          =======                    =======

LIABILITIES AND STOCKHOLDER'S EQUITY

   Deposits
     Demand - Interest
       bearing           $  5,945 $   120    2.02    $  3,958 $    98    2.48
     Savings               12,912     379    2.94       7,900     314    3.97
     All other time
       deposits           134,502   7,451    5.54      95,136   5,913    6.22
                          -------   -----    ----     ------   -----    ----

     Total Deposits       153,359   7,950    5.18     106,994   6,325    5.91
                                    -----    ----              -----    ----

   Non-interest bearing
     deposits              12,886                       8,074
   Other liabilities        1,197                         847
                           ------                     ------

     Total Liabilities    167,442                     115,915

   Stockholder's Equity    18,427                      14,471
                           ------                     ------

   Total Liabilities and
     Stockholder's
     Equity              $185,869                    $130,386
                          =======                    =======

   Net Interest Earnings          $ 7,317                     $ 4,903
                                   =====                       =====

   Net Yield on Interest
     Earning Assets                          4.31%                       3.99%
                                          ========                       ====

Table II
                          NEW PEOPLES BANKSHARES, INC.
                            VOLUME AND RATE ANALYSIS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                            (In Thousands of Dollars)


                            2001 Compared to 2000        2000 Compared to 1999
                           -----------------------    -------------------------
                             Increase (Decrease)         Increase (Decrease)

                                         Change in                   Change in
                                         Interest                    Interest
                          Volume   Rate   Income/    Volume   Rate    Income/
                          Effect  Effect  Expense    Effect  Effect   Expense

Interest Income:

   Loans                  $4,434  $(240)   $4,194     $4,842 $ 699    $5,541
   Federal funds sold        (55)  (196)     (251)        76   138       214
   Deposits in other banks   (14)             (14)       (94)   (1)      (95)
   Other investments          94     16       110         93    21       114
                            -----   ----     ----       ----   ----     ----

   Total Earning Assets   $4,459  $(420)   $4,039     $4,917 $ 857    $5,774
                           =====   ====     =====      =====  ====     =====

Interest Bearing
  Liabilities
   Demand                 $   49  $ (27)   $   22      $  45 $   1    $   46
   Savings                   199   (134)       65        131    24       155
   All other time
     deposits              2,447   (908)    1,539      2,425   756     3,181
                           -----   ----     -----      -----  ----     -----

   Total Interest Bearing
     Liabilities           2,695 (1,069)    1,626      2,601   781     3,382
                           -----   ------   -----      -----  ----     -----

   Change in Net Interest
     Income               $1,764  $ 649    $2,413     $2,316 $  76    $2,392
                           =====   ====     =====      =====  ====     =====

Note: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate effect equals the change less then volume effect.

Table III



                          NEW PEOPLES BANKSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                                DECEMBER 31, 2001
                            (In Thousands of Dollars)


                          1-90       91-365                                                    Over 5
Uses of Funds             Days        Days        2003       2004      2005         2006        Years      Total
-------------             ----         ----        ----      ----      ----         ----         -----     -----


Loans                   $ 32,154    $ 63,779    $ 32,881   $ 21,984   $ 10,747     $ 7,012     $ 10,659   $ 179,216
Federal funds sold         3,387                                                                              3,387
Total investments          3,499                   2,057                   102                                5,658
                          -----       -----       -----        -----    -----        -----       -----       -----

   Total                  39,040      63,779      34,938     21,984     10,849       7,012       10,659     188,261
                          ------      -----       ------     ------     ------      ------       ------     -------

Sources of Funds

Deposits

   Demand and savings     26,182                                                                             26,182
   Time deposits < $100M  42,621      61,467       5,645      1,423      1,436         375          216     113,183
   Time deposits > $100M  13,086      21,580       2,371      1,039        672         100                   38,848
                           -----      ------       -----      -----      -----       -----        -----     -------

   Total Deposits         81,889      83,047       8,016      2,462      2,108         475          216     178,213
                         -------       -----      ------      -----      -----       -----        -----      ------

Discrete Gap             (42,849)    (19,268)     26,922     19,522      8,741       6,537       10,443      10,048

Cumulative Gap           (42,849)    (62,117)    (35,195)   (15,673)    (6,932)       (395)      10,048

Ratio of Cumulative
  Gap To Total
  Earning Assets          (22.76)%    (33.00)%    (18.69)%    (8.33)%    (3.68)%     (0.21)%       5.34%



Table III reflects the earlier of the maturity or repricing dates for various assets and liabilities at December 31, 2001. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of deposits in other banks are included in the period of maturity.

Table IV

                          NEW PEOPLES BANKSHARES, INC.
                            ALLOWANCE FOR LOAN LOSSES
                            (In Thousands of Dollars)


    Activity                                        2001     2000     1999

Beginning Balance                                  $1,311   $  865   $

Provision charged to expense                          571      513      867

Loan Losses:
   Installment loans to individuals                    98       70        2
                                                    -----    -----    -----

Recoveries:
   Installment loans to individuals                     9        3
                                                    -----    -----    -----

Net Loan Losses                                        89       67        2
                                                    -----    -----    -----

Balance at End of Period                           $1,793   $1,311   $  865
                                                    =====    =====    =====

Allowance for loan losses as a percentage
   of year end loans                               1.00%      1.00%    1.00%



Table V

                          NEW PEOPLES BANKSHARES, INC.
                       ANALYSIS OF THE ALLOWANCE FOR LOAN
                             LOSSES BY LOAN CATEGORY
                            (In Thousands of Dollars)


                            December 31, 2001            December 31 2000
                              Percent  Percent of          Percent  Percent of
                                 of     Average               of     Average
                      Amount  Allowance  Loans     Amount  Allowance  Loans
                      ------  --------- --------   -----   --------- --------

Analysis of Ending
  Balance
   Commercial        $   359    20%      14.08%    $  262    20%      15.61%
   Installment           807    45       21.55        590    45       20.95
   Real estate           108     6       60.16         79     6       59.38
   Demand deposit         72     4        4.21         52     4        4.06
   Unspecified           447    25                    328    25
                      ------  ----      -----       -----  ----      ------

   Total             $ 1,793   100%     100.00%    $1,311   100%     100.00%
                      ======   ===      ======      =====   ===      ======

The allowance for loan losses was not allocated at December 31, 1999.

Table VI

                          NEW PEOPLES BANKSHARES, INC.
                         NON ACCRUAL AND PAST DUE LOANS
                            (In Thousands of Dollars)



                                                        December 31,
Principal:                                        2001      2000      1999
   Nonaccrual and past due loans:
      Nonaccruing loans                         $   47     $   73    $
      Loans past due 90 days or more
        and still accruing                          29         23        77
                                                 -----      -----     -----

   Total                                        $   76     $   96    $   77
                                                 =====      =====     =====

Percent of total loans                            0.04%      0.07%     0.09%

Interest on nonaccrual loans did not have a significant impact on income for 2001 or 2000.

The Company's loan maturities as of December 31, 2001 are as follows:


Table VII



                                                   NEW PEOPLES BANKSHARES, INC.
                                                          LOAN MATURITIES
                                                         DECEMBER 31, 2001

                                                          Maturity Range
                         -----------------------------------------------------------------------------------------
                          1-90      91-365                                                     Over 5
                          Days       Days        2003        2004       2005       2006          Years      Total
                          ----       ----        ----        ----       ----       ----          -----      -----

Commercial and
   agricultural
   loans                $ 16,423    $ 26,393   $  12,386    $ 9,142    $ 3,868     $ 3,929      $ 4,666     $ 76,807
Real estate                4,976      17,248       8,827      6,057      3,789       1,959        4,635       47,491
Consumer -
   installment/
   other                  10,755      20,138      11,668      6,785      3,090       1,124        1,358       54,918
                         -------     -------     -------     ------     ------      -----         -----        -----

   Total                 $32,154     $63,779    $ 32,881    $21,984    $10,747    $  7,012     $ 10,659     $179,216
                          ======     ======     =======      =====      ======     =======      ======        ======

Loans with
   predetermined
   rates                 $18,302     $33,012    $ 21,905    $15,129    $ 9,120    $  7,012     $ 10,659     $115,139
Loans with variable
   Or  adjustable
   rates                  13,852      30,767      10,976      6,855      1,627                                64,077
                          ------       -----      ------      -----     ------     -------       ------      -------

   Total                 $32,154     $63,779    $ 32,881    $21,984    $10,747    $  7,012     $ 10,659     $179,216
                          ======      =====     =======      =====     =======     =======      =======      =======

Item 7.  Financial Statements

         See Appendix A

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the directors and executive officers of New Peoples Bankshares, Inc. With the exception of Tim Ball, who started in 1999, all of the Directors have served as directors of the Bank since 1998.

                                       Principal Occupation
    Directors           Age           During Past Five Years

Class I - Term Ending as of the 2003 Annual Meeting
Joe Carter              64         General Manager, Daugherty Chevrolet
Harold Lynne Keene      47         Owner/Operator, Keene Carpet, Inc.
John Maxfield           59         Retired
Fred Meade              67         Owner, Big M. Discount Stores
Virgil Sampson, Jr.     61         Owner, Scott Jewelers

Class II - Term Ending as of the 2004 Annual Meeting
Tim Ball                42         Self employed, Farmer
Michael G. McGlothlin   50         Attorney, McGlothlin & Wife
Bill Ed Sample          68         Self-employed Farmer
Paul Vencill, Jr.       60         Owner, Lebanon Equipment Co.
B. Scott White          56         Self Employed/Farmer

Class III - Term Ending as of the 2002 Annual Meeting
John D. Cox             45         Owner, Tri-County New Holland
Charles H. Gent         42         Self-employed, Logging/Farming
Frank Kilgore           49         Attorney, Kilgore & Kilgore
L. T. Phillips          84         Owner, Phillips TV & Appliance
Stephen H. Starnes      45         President, Starnes, Inc.

Executive Officers

Kenneth D. Hart         54         President and CEO
                                   New Peoples Bank, Inc.
                                   1998 to Present

                                   Chief Administrative Officer
                                   First Virginia Bank - Mountain Empire
                                   1995 to 1998 (formerly Premier Bank
                                   Central NA)

                                   Chief Executive Officer
                                   Peoples Bank, Inc.
                                     1975 - 1995

Frank Sexton, Jr.       52         Executive Vice President and Cashier
                                   New Peoples Bank, Inc.
                                   June 1998 to Present

                                   Senior Vice President & Cashier
                                   First Virginia Bank - Mountain Empire
                                   1991 - June 1998 (Formerly Premier
                                   Bank Central, NA)

Section 16(a) Beneficial Ownership Reporting Compliance

The Company's executive officers, directors and 10% shareholders, if any, are required under Section 16(a) of the Securities Exchange Act of 1934 to file with the Securities and Exchange Commission reports of their ownership and changes in ownership of the Bank's securities. Based solely on a review of copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required to be filed, the Company believes that its executive officers and directors have filed on a timely basis all reports required to be filed pursuant to Section 16(a) during the fiscal year ended December 31, 2001.

Item 10.  Executive Compensation

Summary

The following table sets forth a summary of certain information concerning the compensation paid by the Company for services rendered in all capacities during the years ended December 31, 2001, 2000 and 1999, to the President and Chief Executive Officer of the Company. Only one executive officer of the Bank had total compensation during the fiscal year which exceeded $100,000.

                           Summary Compensation Table

                              Annual Compensation (1)

Name and             Year     Salary   Bonus   Other    Long-Term Compensation
Principal Position                                       Securities Underlying
Options

Kenneth D. Hart      2001    $112,500  4,792    -------         13,000
President and Chief  2000    $100,000  -------  -------
Executive Officer    1999    $100,000  -------  -------

(1) Does not include certain perquisites and other personal benefits, the amount of which are not shown because the aggregate amount of such compensation during the year did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.

The following table sets forth for the year ended December 31, 2001, the grants of stock options to the named executive officers.

                      Number      Percent of Total
                   Of Securities  Options Granted
                    Underlying      to Employees   Exercise or
                      Options         in Fiscal       Base
      Name         Granted(#)(1)   Year(%)(2)   Price($/Share) Expiration Date
      ----        -------------   -------------  ------------- ---------------

Kenneth D. Hart      13,000          5.08%           7.50     December 12, 2011

(1) Stock options were granted at the market value of the shares of Common Stock at the grant date. The grants are exercisable immediately after they are granted. The total number of options held by Kenneth D. Hart is 13,000.

(2) Options to purchase 256,000 shares were granted to employees and 30,000 shares were granted to the directors during the year ended December 31, 2001.
                              Fiscal Year End Option Values

                            Number of
                      Securities Underlying          Value of Unexercised
                      Unexercised Options at         In-the Money Options
                        Fiscal Year End (#)          at Fiscal Year End ($)
                        -------------------           --------------------
   Name             Exercisable    Unexercisable   Exercisable   Unexercisable
  -----             -----------    -------------  -----------    -------------

Kenneth D. Hart      13,000             0          $19,500             0

(1) The value of in-the-money options at fiscal year end was calculated by determining the difference between the latest trade price of a share of Common Stock as reported to the Company in 2001 and the exercise price of the options.

Compensation of Directors

During 2001, the Directors did not receive compensation for participating in board and committee meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2002, certain information with respect to the beneficial ownership of the Company's common stock, par value $4.00 per share ("Common Stock"), held by each director of the Company, the executive officers' names in the Summary Compensation Table in "Item 9, Executive Compensation" herein, and by the directors and all executive officers as a group.

As of March 15, 2002, based on information available to the Bank, no person beneficially owned 5% or more of the Company's common stock.

                              Amount and Nature of
     Directors              Beneficial Ownership (1)(2)     Percent of Class

Tim Ball                               4,400                       *
P. O. Box 1356
Honaker, VA 24260

Joe Carter                            11,220                       *
RR4 Box 176
Clinchport, VA 24244

John D. Cox                           35,000                       *
13515 East Carters Valley Road
Gate City, VA 24251

Charles H. Gent                       12,400                       *
P. O. Box 330
Honaker, VA 24260

Harold Lynn Keene                     24,400                       *
P. O. Box 1320
Honaker, VA 24260

Frank Kilgore                         51,550                       *
P. O. Box 1210
St. Paul, VA 24283

John Maxfield                         22,000                       *
3270 Oak Circle Drive
Rosedale, VA 24280

Michael G. McGlothlin                 62,000                       *
P. O. Box 810
Grundy, VA 24614

Fred Meade                            28,400                       *
P. O. Box 10
St. Paul, VA 24283

L. T. Phillips                         4,000                       *
P. O. Box 457
St. Paul, VA 24283

Bill Ed Sample                        22,400                       *
Rt. 2 Box 361
Honaker, VA 24260

Earnest Virgil Sampson, Jr.           21,576                       *
P. O. Box 504
Gate City, VA 24251

                              Amount and Nature of
     Directors              Beneficial Ownership (1)(2)     Percent of Class

Stephen H. Starnes                    28,000                       *
P. O. Box 2078
Lebanon, VA 24266

Paul Vencill, Jr.                     46,000                       *
P. O. Box 129
Lebanon, VA 24266

B. Scott White                       178,800                       2.8%
Rt. 2 Bx 181-A
Castlewood, VA 24224

     Executive
     Officers

Kenneth D. Hart                       69,000                       1.1%

Frank Sexton, Jr.                     33,632                       *

All Directors and Executive
     Officers as a Group             654,778                      10.4
     -------------------

                                                         Less than 1% *

(1) For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within sixty days. Shares of Common Stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of Common Stock owned by any other person or group.

(2) Included in the amounts of beneficial ownership above are stock options that give the owners the right to acquire shares of stock with 60 days. Each director has 2,000 shares of unexercised options in the totals above. Kenneth Hart and Frank Sexton, Jr. have 13,000 and 10,000 shares of unexercised options included in the totals above, respectively.

Item 12. Certain Relationships and Related Transactions

During 2001, the Bank extended credit to its directors. A schedule of related party transactions is shown in Note 10 to the financial statements. All such loans were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions.

PART IV

Item 13.    Exhibits and Reports on Form 8K

(a)   Exhibits

The following exhibits are filed as part of this Form 10-KSB, and this list includes the exhibit index:


No.                          Description

2     Agreement and Plan of Share Exchange dated
      August 15, 2001 (1)

3.1   Articles of Incorporation of Registrant (1)

3.2   By Laws of Registrant (1)

      (1) Incorporated by reference to Exhibits to Form 8K filed by New Peoples Bankshares,
            Inc. on December 12, 2002

10.1  Stock Option Plan (filed herewith)

21    List of Subsidiaries (filed herewith)

(b) Form 8K filed during fourth quarter of 2001. A Form 8K was filed by the registrant on December 17, 2001 to report, under Item 2, the reorganization of New Peoples Bank, Inc. as a bank holding company. The date of the report was November 30, 2001.

                                    SIGNATURE


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         NEW PEOPLES BANKSHARES, INC.



                                    By:  /s/ KENNETH D. HART
                                         -------------------------
                                         Kenneth D. Hart
                                         President and Chief Executive
                                         Officer


                                    Date:   March 20, 2002
                                          ------------------------------



                                    By:  /s/ FRANK SEXTON, JR.
                                         -------------------------
                                         Frank Sexton, Jr.
                                         Chief Financial Officer


                                    Date:   March 20, 2002
                                          ------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated.

        Signature                        Capacity               Date

   /s/ TIM BALL                           Director          March 20, 2002
   -----------------------------                            ------------
   Tim Ball


   /s/ JOE CARTER                         Director          March 20, 2002
   -----------------------------                            ------------
   Joe Carter


   /s/ JOHN D. COX                        Director          March 20, 2002
   -----------------------------                            ------------
   John D. Cox


   /s/ CHARLES H. GENT                    Director          March 20, 2002
   -----------------------------                            ------------
   Charles H. Gent

        Signature                        Capacity               Date


   /s/ HAROLD LYNN KEENE                  Director          March 20, 2002
   -----------------------------                            ------------
   Harold Lynn Keene


                                          Director
   -----------------------------                            ------------
   Frank Kilgore


   /s/ JOHN MAXFIEL                       Director          March 20, 2002
   -----------------------------                            ------------
   John Maxfield


   /s/ MICHAEL G. MCGLOTHLIN              Director          March 20, 2002
   -----------------------------                            ------------
   Michael G. McGlothlin


   /s/ FRED MEADE                         Director          March 20, 2002
   -----------------------------                            ------------
   Fred Meade


   /s/ BILL ED SAMPLE                     Director          March 20, 2002
   -----------------------------                            ------------
   Bill Ed Sample


   /s/ EARNEST VIRGIL SAMPSON, JR.        Director          March 20, 2002
   -----------------------------                            ------------
   Earnest Virgil Sampson, Jr.


   /s/ STEPHEN H. STARNES                 Director          March 20, 2002
   -----------------------------                            ------------
   Stephen H. Starnes


   /s/ PAUL VENCILL, JR.                  Director          March 20, 2002
   -----------------------------                            ------------
   Paul Vencill, Jr.


   /s/ B. SCOTT WHITE                     Director          March 20, 2002
   -----------------------------                            ------------
   B. Scott White

                                   APPENDIX A

                              FINANCIAL STATEMENTS



CONTENTS

                                                                        Page

Independent Auditors' Report                                             29

Consolidated Balance Sheets as of                                        30
   December 31, 2001 and 2000

Consolidated Statements of Income - Years Ended                          31
   December 31, 2001 and 2000

Consolidated Statements of Stockholders' Equity - Years                  32
   Ended December 31, 2001 and 2000

Consolidated Statements of Cash Flows - Years Ended                      33
   December 31, 2001 and 2000

Notes to Consolidated Financial Statements                               34

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
New Peoples Bankshares, Inc.
Honaker, Virginia


We have audited the consolidated balance sheets of New Peoples Bankshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


                                /s/ S. B. HOOVER & COMPANY, L.L.P.




January 25, 2002
Harrisonburg, Virginia

                          NEW PEOPLES BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


ASSETS
                                                      2001         2000
                                                      ----         ----

Cash and due from banks (Note 3)                 $  8,160,163  $  4,448,754
Federal funds sold                                  3,387,000     3,423,000
                                                  -----------   -----------

   Total Cash and Cash Equivalents                 11,547,163     7,871,754

Investment Securities
   Available for sale (Note 4)                                    8,913,173
   Held to maturity (Note 4)                        5,657,937     2,960,184
                                                  -----------   -----------

   Total Investment Securities                      5,657,937    11,873,357

Loans receivable (Note 5)                         179,215,539   131,086,225
   Allowance for loan losses (Note 6)              (1,792,850)   (1,311,348)
                                                  -----------   -----------

   Net Loans                                      177,422,689   129,774,877

Bank premises and equipment, net (Note 7)           8,365,639     5,214,049
Federal Reserve Bank stock (restricted) (Note 4)      529,250       529,250
Accrued interest receivable                         1,637,979     1,373,998
Deferred income taxes (Note 9)                        212,162       161,472
Deposits with life insurance companies              7,500,000
Other assets                                        1,380,235       591,768
                                                  -----------   -----------

   Total Assets                                  $214,253,054  $157,390,525
                                                  ===========   ===========

LIABILITIES

Deposits:
   Demand deposits:
      Noninterest bearing                        $ 15,798,126  $  9,822,709
      Interest-bearing                              7,535,247     4,422,909
   Savings deposits                                18,646,950     9,161,060
   Time deposits (Note 8)                         152,031,073   115,040,743
                                                  -----------   -----------

   Total Deposits                                 194,011,396   138,447,421

Accrued interest payable                              687,354       786,856
Income taxes payable                                  459,545       117,420
Accrued expenses and other liabilities                203,685       156,419
                                                  -----------   -----------

   Total Liabilities                              195,361,980   139,508,116
                                                  -----------   -----------

STOCKHOLDERS' EQUITY (Notes 12 & 15)

Common stock - $4.00 par value; 12,000,000
   shares authorized; 3,000,000 shares
   issued and outstanding                          12,000,000    12,000,000
Paid-in-surplus                                     5,964,331     5,964,331
Retained earnings (accumulated deficit)               926,743       (81,922)
                                                  -----------   -----------

   Total Stockholders' Equity                      18,891,074    17,882,409
                                                  -----------   -----------

   Total Liabilities and Stockholders' Equity    $214,253,054  $157,390,525
                                                  ===========   ===========

        The accompanying notes are an integral part of this statement.

                          NEW PEOPLES BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


INTEREST AND DIVIDEND INCOME                           2001         2000
                                                       ----         ----

   Loans including fees                          $14,602,070    $10,407,770
   Federal funds sold                                395,164        646,374
   Deposits in other banks                                           14,131
   U.S. treasury securities                          237,778        134,255
   Dividends on equity securities                     31,755         25,515
                                                  ----------     ----------

   Total Interest and Dividend Income             15,266,767     11,228,045
                                                  ----------     ----------

INTEREST EXPENSE

   Deposits
      Demand                                         120,076         98,309
      Savings                                        378,511        313,738
      Time deposits below $100,000                 5,570,090      4,387,005
      Time deposits above $100,000                 1,881,463      1,525,839
                                                  ----------     ----------

   Total Interest Expense                          7,950,140      6,324,891
                                                  ----------     ----------

NET INTEREST INCOME                                7,316,627      4,903,154

PROVISION FOR LOAN LOSSES (Note 6)                   571,000        513,400
                                                  ----------     ----------

Net Interest Income after Provision
   for Loan Losses                                 6,745,627      4,389,754
                                                  ----------     ----------

NONINTEREST INCOME
   Service charges                                   457,396        323,899
   Fees, commissions and other income                295,221        119,670
                                                  ----------     ----------

   Total Noninterest Income                          752,617        443,569
                                                  ----------     ----------

NONINTEREST EXPENSES
   Salaries and employee benefits (Note 11)        3,402,878      2,168,474
   Occupancy expense                                 260,320        183,650
   Equipment expense                                 400,780        213,622
   Advertising and public relations                  125,839        102,342
   Other operating expenses                        1,743,327      1,015,010
                                                  ----------     ----------

   Total Noninterest Expenses                      5,933,144      3,683,098
                                                  ----------     ----------

   Income before Income Taxes                      1,565,100      1,150,225

INCOME TAX EXPENSE (Note 9)                          556,435        389,153
                                                  ----------     ----------

NET INCOME                                       $ 1,008,665    $   761,072
                                                  ==========     ==========

   Earnings Per Share (1)                                .17            .14
                                                  ==========     ==========

   Average Weighted Shares of Common Stock (1)     6,000,000      5,400,000
                                                  ==========     ==========

(1) Earnings per share and average weighted shares of common stock have been restated to reflect the 2 for 1 stock split which occurred on January 1, 2002.


        The accompanying notes are an integral part of this statement.

                          NEW PEOPLES BANKSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                          Retained
                        Shares of                         Earnings
                         Common     Common      Paid in  (Accumulated
                          Stock      Stock      Surplus    Deficit)    Total

Balance, December 31,
  1999                 1,200,000  $ 4,800,000 $7,164,331 $(842,994) $11,121,337

Stock Dividend         1,200,000    4,800,000 (4,800,000)

Common Stock Sold        600,000    2,400,000  3,600,000              6,000,000

Net Income                                                 761,072      761,072
                        ---------   ---------  ---------   --------   ---------

Balance, December 31,
  2000                 3,000,000   12,000,000  5,964,331   (81,922)  17,882,409

Net Income                                               1,008,665    1,008,665
                       ---------   ---------   ---------   ---------  ---------

Balance, December 31,
  2001                 3,000,000  $12,000,000 $5,964,331 $ 926,743  $18,891,074
                        =======   ==========  =========   ========    ========



        The accompanying notes are an integral part of this statement.

                          NEW PEOPLES BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                       2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $ 1,008,665  $   761,072
   Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:
      Depreciation                                    593,997      373,359
      Provision for loan losses                       571,000      513,400
      Loss on sale of foreclosed real estate           87,520
      Deferred tax benefit                            (48,877)     271,733
      Loss on disposal of fixed assets                 12,156
      Net change in:
         Interest receivable                         (263,981)    (676,376)
         Other assets                                (875,987)    (251,608)
         Accrued interest payable                     (99,502)     388,080
         Income tax payable                           340,312      117,420
         Accrued expense and other liabilities         47,266       85,719
                                                   ----------   ----------

   Net Cash Provided by Operating Activities        1,372,569    1,582,799
                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in interest-bearing deposits
      in other banks                                               858,756
   Net increase in loans                          (48,218,812)  (44,593,543)
   Purchase of securities held-to-maturity         (3,498,520)  (2,960,184)
   Purchase of securities available-for-sale                   (37,826,367)
   Proceeds from maturities of securities
      available-for-sale                            8,913,173   28,913,194
   Proceeds from maturities of securities
      held-to-maturity                                800,767
   Purchase of Federal Reserve Bank stock                         (173,500)
   Payments for the purchase of property           (3,757,743)  (2,081,075)
   Deposits with life insurance companies          (7,500,000)
                                                   ----------  -----------

   Net Cash Used in Investing Activities          (53,261,135) (57,862,719)
                                                    --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock subscriptions                      6,000,000
   Net change in:
      Demand deposits                               9,087,755    5,187,605
      Savings deposits                              9,485,890    3,635,737
      Time deposits                                36,990,330   42,133,612
                                                   ----------   ----------

   Net Cash Provided by Financing Activities       55,563,975   56,956,954
                                                   ----------   ----------

   Net increase in cash and cash equivalents        3,675,409      677,034

Cash and Cash Equivalents, Beginning of Year        7,871,754    7,194,720
                                                   ----------   ----------

Cash and Cash Equivalents, End of Year            $11,547,163  $ 7,871,754
                                                   ==========   ==========

Supplemental Disclosure of Cash Paid During
   the Year for:
   Interest                                         8,049,642    5,937,123
    Taxes                                             265,000

Supplemental Disclosure of Non Cash Transactions:
  Loans made to finance sale of foreclosed real
    estate                                            196,781

        The accompanying notes are an integral part of this statement.

                          NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    REORGANIZATION:

         On September 27, 2001, the shareholders of the New Peoples Bank, Inc. ("the Bank") approved a plan of reorganization under which the shareholders of the Bank exchanged their common stock for common stock in New Peoples Bankshares Inc. ("New Peoples"). On November 30, 2001, the reorganization was completed on a pooling of interest basis and the Bank became a wholly owned subsidiary of New Peoples. The accompanying financial statements reflect the transactions of the Bank for the years 2001 and 2000 and of New Peoples since its inception on July 12, 2001.

         The revenue and net income for each of the companies from January 1, 2001 until November 30, 2001 is shown in the following schedule:

                                           Revenue    Net Income

            New Peoples                  $       -0-  $ (32,749)
            Bank                         14,526,262   1,000,137


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Operations - New Peoples is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples subsidiary bank was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulations by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwest Virginia.

         Consolidation Policy - The consolidated financial statements include New Peoples and the Bank. All significant intercompany balances and transactions have been eliminated.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Investment Securities - Investment securities which the Bank intends to hold until maturity or until called are classified as Held to Maturity. These investment securities are carried at cost, adjusted for amortization of premium and accretion of discounts using the effective interest method.

         Investment securities, which the Bank intends to hold for indefinite periods of time, are classified as Available for Sale. These investment securities are carried at fair value. At December 31, 2000, the cost of these investments approximated the fair value.

         Loans and Allowance for Loan Losses - Loans are carried on the balance sheet net of any unearned interest and the allowance for loan losses. Interest income on loans is computed using the effective interest method, except where serious doubt exists as to the collectibility of the loan, in which accrual of the income is discontinued.

                          NEW PEOPLES BANKSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Loans and Allowance for Loan Losses (Continued) - The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

         Bank Premises and Equipment - Land, buildings and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life.

         Advertising Cost - Advertising costs are expensed in the period incurred.

         Stock Options - New Peoples accounts for stock options using the "intrinsic value method" described in Accounting Principles Board Opinion 25.

         Income Taxes - Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         Cash and Cash Equivalents - Cash and cash equivalents as used in the cash flow statements includes cash and due from banks and federal funds sold.


NOTE 3   DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

         The Bank had cash on deposit and federal funds sold to other commercial banks amounting to $8,346,191 and $6,084,353 at December 31, 2001 and 2000, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

                          NEW PEOPLES BANKSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4   INVESTMENT SECURITIES:

         The amortized cost and estimated fair value of securities are as follows:

                                                Gross     Gross
                                  Amortized  UnrealizedUnrealized    Fair
                                    Cost        Gains      Losses    Value
          Securities Held to
          Maturity
          December 31, 2001

          U.S. Government
            agencies             $5,555,840  $  43,027  $         $5,598,867

          Municipal governments     102,097      3,787               105,884
                                  --------    --------   --------  ---------

          Total Securities Held
            to Maturity          $5,657,937  $  46,814  $         $5,704,751
                                  =========   ========   ========  =========

          At December 31, 2001, the Company had not identified any securities as available for sale.

          Securities Available
          for Sale
          December 31, 2000

          U.S. Treasury          $6,969,076  $   1,260  $         $6,970,336

          U.S. Government
            agencies              1,944,097        639             1,944,736
                                  ---------   --------   --------  ---------

          Total Securities
            Available
            for Sale             $8,913,173  $   1,899  $         $8,915,072
                                  =========   ========   ========  =========

          Securities Held to
          Maturity
          December 31, 2000

          U.S. Government
            agencies             $2,858,087  $     627  $   1,382 $2,857,332

          Municipal governments     102,097      1,428               103,525
                                  --------    --------   --------  ---------

          Total Securities
            Held to
            Maturity             $2,960,184  $   2,055  $   1,382 $2,960,857
                                  =========   ========   ========  =========

     The amortized cost and fair value of investment securities at December 31, 2001, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities Held to Maturity                               Weighted
          ---------------------------
                                              Amortized   Fair       Average
                                               Cost       Value       Yield

          Due within one year                $3,498,520 $3,499,168    1.65%
          Due after one year through
            five years                        2,159,417  2,205,583    6.91%
                                              ---------  ---------    ----

          Total                              $5,657,937 $5,704,751    3.65%
                                              =========  =========    ====

          The carrying amount of securities pledged by the Bank to secure public deposits amounts to $2,159,417 at December 31, 2001.

     The Bank is required to hold stock in the Federal Reserve Bank. The investment in Federal Reserve Bank stock is recorded at cost of $529,250 as of December 31, 2001 and 2000.

                          NEW PEOPLES BANKSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5   LOANS:

         Loans receivable outstanding at December 31 are summarized as follows:
         (Rounded to the nearest thousand.)
                                                       2001        2000

         Commercial, financial and agricultural  $ 35,168,000  $ 29,941,000
         Real estate - construction                 3,845,000     1,528,000
         Real estate - mortgages                   98,229,000    70,858,000
         Installment loans to individuals          41,974,000    28,759,000
                                                  -----------   -----------

            Loans Receivable                     $179,216,000  $131,086,000
                                                  ===========   ===========


NOTE 6   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses are as follows:

                                                       2001        2000

         Balance, beginning of year                $1,311,348  $  865,268
         Provision charged to operating expenses      571,000     513,400
         Recoveries of loan charged off                 8,495       2,928
         Loans charged off                             97,993      70,248
                                                    ---------   ---------

            Balance, End of Year                   $1,792,850  $1,311,348
                                                    =========   =========

         Percentage of Loans                             1.00%       1.00%

NOTE 7   BANK PREMISES AND EQUIPMENT:

         Bank premises and equipment at December 31, are summarized as follows:

                                                       2001        2000

         Land                                      $2,102,800  $  983,480
         Buildings and improvements                 4,159,520   2,993,427
         Furniture and equipment                    2,884,850   1,909,560
         Vehicles                                     101,904      42,400
         Construction in progress                     434,252       8,874
                                                    ---------   ---------

                                                    9,683,326   5,937,741
            Less accumulated depreciation           1,317,687     723,692
                                                    ---------   ---------

            Bank Premises and Equipment            $8,365,639  $5,214,049
                                                    =========   =========

         Depreciation expense for 2001 and 2000 was $593,997 and $373,359, respectively.

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8   OTHER TIME DEPOSITS:

         The aggregate amount of time deposits with a minimum denomination of $100,000 was $38,847,562 and $28,320,273 at December 31, 2001 and 2000,
         respectively.

         At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

                  2002                             $ 138,753,000
                  2003                                 8,016,000
                  2004                                 2,462,000
                  2005                                 2,108,000
                  2006                                   475,000
                  After five years                       217,000
                                                    ------------

                     Total                         $ 152,031,000
                                                    ============


NOTE 9   INCOME TAX EXPENSE:

         The components of income tax expense for the years ended December 31, are as follows:

                                                       2001        2000

         Current expense                           $   505,745 $   660,885
         Deferred expense (benefit)                     50,690    (271,732)
                                                    ----------  ----------

            Net Federal Income Tax                 $   556,435 $   389,153
                                                    ==========  ==========

         The deferred tax expense (benefit) resulting from temporary differences for the years ended December 31 is as follows:

                                                       2001        2000

         Organization and start-up cost            $  (16,762) $  (18,575)
         Provision for loan losses                    144,622     126,410
         Depreciation                                 (76,786)    (96,898)
         Net operating loss                                      (282,669)
         Capitalized interest                            (384)
                                                    ---------   ---------

            Deferred Income Tax Expense (Benefit)  $   50,690  $ (271,732)
                                                    =========   =========

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9   INCOME TAX EXPENSE (CONTINUED):

         The net deferred tax assets resulting from temporary differences as of December 31, are summarized as follows:
                                                       2001        2000
         Deferred Tax Assets:
         -------------------
         Organization and start-up cost            $   35,867  $   52,629
         Allowance for loan losses                    459,054     314,432
         Capitalized interest                           4,981       5,365
                                                    ---------   ---------

            Total Assets                              499,902     372,426
                                                    ---------   ---------

         Deferred Tax Liabilities:
         Accelerated depreciation                     287,740     210,954
                                                    ---------   ---------

            Net Deferred Tax Asset                 $  212,162  $  161,472
                                                    =========   =========

         At December 31, 1999, the Bank had a net operating loss carryforward of $832,666 and contribution carryforward of $7,040, which were used to offset taxable income for 2000.

         The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

                                                       2001        2000

         Income tax expense at the applicable
            federal rate                           $  532,134  $  391,077
         Permanent differences resulting from:
            Nondeductible reorganization expenses       7,859
            Nondeductible meals and entertainment       1,236         743
         Other adjustments                             15,206      (2,667)
                                                    ---------   ---------

            Income Tax Expense                     $  556,435  $  389,153
                                                    =========   =========


NOTE 10  RELATED PARTY TRANSACTIONS:

         During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

         Loan transactions with related parties are shown in the following schedule:

                                                       2001        2000

         Total loans, beginning of year           $5,209,080   $  4,798,970
         New loans                                 2,800,929      2,616,660
         Repayments                               (1,939,528)    (2,206,550)
                                                   ----------   -----------

         Total Loans, End of Year                 $6,070,481   $  5,209,080
                                                   ==========   ===========

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11  RETIREMENT PLAN:

         The Bank has established a qualified defined contribution plan which covers all full time employees. Under the plan the Bank matches employee contributions up to a maximum of 5% of their salary. The Bank contributed $109,998 and $73,480 to the defined contribution plan for 2001 and 2000, respectively.


NOTE 12  COMMON STOCK:

         As of December 31, 1999, the Bank had issued and outstanding 1,200,000 shares of $4 par value common stock. On March 15, 2000, the Board approved a 2 for 1 stock split, effected in the form of a dividend, to shareholders of record on that date. This split resulted in an additional 1,200,000 shares of stock outstanding. In addition, the Board approved a post split sale of 600,000 shares of common stock at $10 per share. All of those shares were sold and issued, resulting in a total of 3,000,000 shares issued and outstanding at December 31, 2001. Effective November 30, 2001, the Bank's common stock was exchanged for 3,000,000 shares of New Peoples common stock on a one for one basis.

         On December 12, 2001, the Board approved a 2 for 1 stock split, effected in the form of a dividend, to shareholders of record on January 1, 2002.


NOTE 13  STOCK OPTION PLAN:

         New Peoples' stock option plan was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of New Peoples by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of New Peoples and with growth in shareholder value. The plan provides that options for up to 900,000 shares of New Peoples common stock may be issued to employees and directors. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of New Peoples. All options are subject to exercise or forfeiture if New Peoples' capital falls below its minimum requirements, as determined by its state or federal primary regulators, and New Peoples' primary regulator so directs. The plan will expire on May 31, 2011, unless sooner terminated by the Board of Directors. On December 12, 2001, options to acquire 256,000 shares (on a post stock split basis) were awarded under the plan; these options have an exercise price of $7.50 per share (subsequent to the 2 for 1 stock split on January 1, 2002) and have a term of ten years.

         The fair value of each option granted was $5.87 using the "Minimum Value" method with the following assumptions: risk free interest rate 5.09%, expected life - 10 years, expected volatility - 0% and expected dividends of zero.

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13  STOCK OPTION PLAN (CONTINUED):

         New Peoples applies APB Opinion 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for New Peoples' stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the net income would have been adjusted to the proforma amounts indicated below:

         Net income as reported                      $1,008,665
         Cost of options granted                       (751,360)
                                                      ---------

         Proforma Net Income                         $  257,305
                                                      =========


NOTE 14  DEPOSITS WITH LIFE INSURANCE COMPANIES:

         The Bank has deposited $7,500,000 with various life insurance companies pending the development of a deferred compensation plan which will be funded by the income on the life insurance policies. The life insurance policies will insure key officers and will be owned by New Peoples. The deposit has a guaranteed interest rate of 6.19% through the year 2002.


NOTE 15  DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

         The principal source of funds of New Peoples is dividends paid by the Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve Systems is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. In addition, the Federal Reserve Bank has established, for a de novo bank a minimum ratio of tier 1 capital to average assets of 9%. As of January 1, 2002, approximately $931,000 was available for dividend distribution. During 2001, the Bank declared dividend's payable to New Peoples of $25,000.


NOTE 16  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

         In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet.

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 16  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
         (CONTINUED):

         Financial instruments whose contract amount represents credit risk were as follows (in thousands):
                                                      2001        2000

         Commitments to extend credit                $12,134     $11,329
         Standby letters of credit                     2,177         323

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party, Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.


NOTE 17  CONCENTRATION OF CREDIT RISK:

         The Bank has a concentration of credit risk in deposits and federal funds sold to commercial banks as described in Note 2. Note 4 shows the types of loans made by the Bank. A substantial portion of the Bank's loans are secured by real estate. The Bank does not have any significant concentrations to any one industry or customer.


NOTE 18  REGULATORY MATTERS:

         New Peoples and the Bank are subject to various capital requirements administered by its primary federal regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the New
         Peoples' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the New Peoples must meet specific capital guidelines that involve quantitative measures of the New Peoples' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The New Peoples' capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 18  REGULATORY MATTERS (CONTINUED):

         Quantitative measures established by regulation to ensure capital adequacy require New Peoples to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

         As of July 30, 2001, the most recent date of notification, the Bureau of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Bank's actual capital amounts (in thousands) and ratios are presented in the table as of December 31, 2001 and 2000, respectively.
                                                                     Minimum
                                                                   To Be Well
                                                   Minimum     Capitalized Under
                                                   Capital    Prompt Corrective
                                   Actual         Requirement  Action Provisions
                                   ------        ------------   ---------------
                                Amount  Ratio    Amount  Ratio   Amount  Ratio
                               -------   ----    -----   -----   ------   ----

          December 31, 2001:
          Total Capital to
            Risk
            Weighted Assets:  $ 20,688   12.03%  $13,760    8%     $17,200  10%

          Tier 1 Capital to
            Risk
            Weighted Assets:    18,895   10.99%    6,880    4%      10,320   6%

          Tier 1 Capital to
            Average
            Assets:             18,895    9.19%    8,226    4%      10,283   5%


          December 31, 2000:
          Total Capital to Risk
            Weighted Assets:  $ 19,194   16.36%  $ 9,385    8%     $11,730  10%

          Tier 1 Capital to
            Risk
            Weighted Assets:    17,882   15.24%    4,692    4%       7,038   6%

          Tier 1 Capital to
            Average
            Assets:             17,882   11.73%    6,098    4%       7,622   5%

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

          Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures About the Fair Value of Financial Statements" defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.

          Estimated fair value and the carrying value of financial instruments at December 31, 2001 and 2000, are as follows (in thousands):

                                    December 31, 2001     December 31, 2000
                                   Estimated Carrying    Estimated  Carrying
                                  Fair Value   Value    Fair Value    Value
                                  ---------- ---------  ----------  ---------

          Financial Assets

          Cash and due from bank   $ 8,160   $  8,160    $  4,449   $ 4,449
          Federal funds sold         3,387      3,387       3,423     3,423
          Investment securities      5,705      5,658      11,876    11,873
          Federal Reserve Bank
            stock                      529        529         529       529
          Loans                    182,315    179,216     130,572   131,086
          Accrued interest
            receivable               1,638      1,638       1,374     1,374

          Financial Liabilities

          Demand Deposits:
            Non-interest bearing    15,798     15,798       9,823     9,823
            Interest-bearing         7,535      7,535       4,423     4,423
          Savings deposits          18,647     18,647       9,161     9,161
          Time deposits            152,746    152,031     115,476   115,041
          Accrued interest payable     687        687         787       787


          The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, Federal Reserve Bank stock, deposits with no stated maturities, and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 2001 and 2000.

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2001




ASSETS

  Investment in subsidiary                                     $ 18,895,351
  Other assets                                                        3,472
                                                                -----------

  Total Assets                                                 $ 18,898,823
                                                                ===========


LIABILITIES

  Due to subsidiary bank                                       $      7,749
                                                                -----------

  Total Liabilities                                            $      7,749
                                                                -----------

STOCKHOLDERS' EQUITY

  Common stock - $ 4.00 par value, 12,000,000
    shares authorized; 3,000,000 shares issued
    and outstanding                                              12,000,000
  Surplus                                                         6,000,000
  Retained earnings                                                 891,074
                                                                -----------

    Total Stockholders' Equity                                   18,891,074
                                                                -----------

    Total Liabilities and Stockholders' Equity                 $ 18,898,823
                                                                ===========

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                               STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2001




Income
  Dividends from subsidiary                                      $   25,000
  Income from subsidiary                                             12,000
                                                                   --------

  Total Income                                                       37,000
                                                                   --------

Expenses
  Legal fees                                                         32,749
                                                                  ---------

  Total Expenses                                                     32,749
                                                                  ---------

Income before Income Taxes                                            4,251

  Income Tax Benefit                                                  3,472
                                                                   --------

Net Income                                                       $    7,723
                                                                  =========

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2001




                                  Common                  Retained
                                   Stock       Surplus    Earnings       Total

Balance
   December 31, 2000            $        -   $       -   $       -   $        -

Exchange of New Peoples
   Bankshares stock for
   New Peoples Bank stock       12,000,000    6,000,000    883,351
18,883,351

Net Income                                                   7,723        7,723
                                 ---------    --------    --------    ---------


Balance
   December 31, 2001           $12,000,000   $6,000,000  $ 891,074   $18,891,074
                                 ==========   =========   ========    ==========

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001




Operating Activities:
  Net Income                                                     $    7,723
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Income of subsidiary bank                                     (12,000)
      Net change in:
         Other assets                                                (3,472)
         Accounts payable                                             7,749
                                                                  ---------

  Net Cash Provided by Operating Activities                               0
                                                                  ---------

Net Increase in Cash and Cash Equivalents                                 0

  Cash and Cash Equivalents, Beginning of Year                            0
                                                                  ---------

Cash and Cash Equivalents, End of Year                           $        0
                                                                  =========


Supplemental Information:
  Non-cash transactions:
    Transfer of 3,000,000 shares of New
      Peoples Bankshares stock for 3,000,000
      shares of New Peoples Bank stock                           18,883,351