Form 10-Q
period 2002-03-31
NEW PEOPLES BANKSHARES INC
filed 2002-05-13
CIK 1163389

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended                   Commission File No.  000-33411
   March 31, 2002

                         NEW PEOPLES BANKSHARES, INC.
              (Exact Name of Registrant as Specified in Charter)

                Virginia                                       54-1880861
---------------------------------------                   -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                                  2 Gent Drive
                           Honaker, Virginia  24260
              (Address of Principal Executive Office) (Zip Code)

                                (540) 873-6288
                          --------------------------
             (Registrant's Telephone Number, Including Area Code)



      Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.  Yes   X      No
                                                   ------      -------

      The number of shares of common stock of the registrant outstanding as of May 1, 2002 was 6,000,000.

                          NEW PEOPLES BANKSHARES, INC.


                                      INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 2002 and 2001                                    2

         Consolidated Balance Sheets - March 31, 2002 and
         December 31, 2001                                                3

         Consolidated Statements of Changes in Stockholders' Equity -
         Three Months Ended March 31, 2002 and 2001                       4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2002 and 2001                                    5

         Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8


PART II  OTHER INFORMATION                                               13

Item 1.  Legal Proceedings                                               13

Item 2.  Changes in Securities and Use of Proceeds                       13

Item 3.  Defaults upon Senior Securities                                 13

Item 4.  Submission of Matters to a Vote of Security Holders             13

Item 5.  Other Information                                               13

Item 6.  Exhibits and Reports on Form 8K                                 13


         SIGNATURES                                                      14

Part I  Financial Information
Item 1  Financial Statements

                          NEW PEOPLES BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                          2002      2001
Interest Income
   Loans                                              $ 3,882,971 $ 3,314,395
   Federal funds sold                                      42,653     146,574
   Other investments                                       44,506      89,870
                                                       ----------  ----------

   Total Interest Income                                3,970,130   3,550,839
                                                       ----------  ----------

Interest Expense
   Interest on deposits                                 1,575,402   2,053,554
                                                       ----------  ----------

   Total Interest Expense                               1,575,402   2,053,554
                                                       ----------  ----------

Net Interest Income                                     2,394,728   1,497,285

Provision for Loan Losses                                 130,000     159,000
                                                       ----------  ----------

Net Interest Income After Provision for Loan Losses     2,264,728   1,338,285
                                                       ----------  ----------

Noninterest Income
   Service charges, fees and commissions                  131,608     115,366
   Other operating income                                 166,928      12,704
                                                       ----------  ----------

   Total Noninterest Income                               298,536     128,070
                                                       ----------  ----------

Noninterest Expense
   Salaries and employee benefits                         900,996     704,313
   Occupancy expense                                       85,808     167,000
   Other operating expenses                               706,894     310,408
                                                       ----------  ----------

   Total Noninterest Expenses                           1,693,698   1,181,721
                                                       ----------  ----------

Income Before Income Taxes                                869,566     284,634

Income Tax Expense                                        290,464      94,969
                                                       ----------  ----------

Net Income                                            $   579,102 $   189,665
                                                       ==========  ==========

Net Income Per Share (Basic and Diluted)              $      0.10 $      0.03
                                                       ==========  ==========


Weighted Average Shares Outstanding 1                   6,000,000   6,000,000

Diluted Weighted Average Shares Outstanding             6,073,143

1 Prior year restated to reflect 2 for 1 stock split.

       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     March 31,  December 31,
                                                       2002         2001
                                                    (Unaudited)   (Audited)
     ASSETS

Cash and due from banks                            $  6,277,243  $  8,160,163
Federal funds sold                                    4,164,000     3,387,000
                                                    -----------   -----------

   Total Cash and Cash Equivalents                   10,441,243    11,547,163

Securities held to maturity                           8,156,987     5,657,937
Loans, net of allowance for loan losses
   of $1,898,150 at March 31, 2002, and
   $1,792,850 at December 31, 2001                  187,864,577   177,422,689
Bank premises and equipment net                       8,985,483     8,365,639
Federal Reserve Bank stock (restricted)                 529,250       529,250
Accrued interest receivable                           1,464,033     1,637,979
Investment in life insurance contracts                7,500,000     7,500,000
Other assets                                          1,471,390     1,592,397
                                                    -----------   -----------

   Total Assets                                    $226,412,963  $214,253,054
                                                    ===========   ===========

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                           $ 19,055,608  $ 15,798,126
     Interest bearing                                 8,326,406     7,535,247
   Savings deposits                                  21,436,586    18,646,950
   Other time deposits                              156,505,680   152,031,073
                                                    -----------   -----------

   Total Deposits                                   205,324,280   194,011,396

Accrued interest payable                                595,429       687,354
Income taxes payable                                    750,009       459,545
Accrued expenses and other liabilities                  273,069       203,685
                                                    -----------   -----------

   Total Liabilities                                206,942,787   195,361,980
                                                    -----------   -----------

   STOCKHOLDERS' EQUITY

Common stock - (12,000,000 shares authorized)
   3,000,000 shares issued and outstanding
   $4.00 par value                                                 12,000,000
   6,000,000 shares issued and outstanding
   $2.00 par value                                   12,000,000
Paid-in-surplus                                       5,964,331     5,964,331
Retained earnings                                     1,505,845       926,743
                                                    -----------   -----------

   Total Stockholders' Equity                        19,470,176    18,891,074
                                                    -----------   -----------

   Total Liabilities and Stockholders' Equity      $226,412,963  $214,253,054
                                                    ===========   ===========

       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                        Retained
                                Common      Paid in     Earnings
                                Stock       Capital     (Deficit)      Total


Balance, December 31, 2000    $12,000,000 $ 5,964,331 $   (81,922)  $17,882,409

Net Income                                                189,665       189,665
                               ----------  ----------  ----------    ----------

Balance March 31, 2001        $12,000,000 $ 5,964,331 $   107,743   $18,072,074
                               ==========  ==========  ==========    ==========


Balance, December 31, 2001    $12,000,000 $ 5,964,331 $   926,743   $18,891,074

Net Income                                                579,102       579,102
                               ----------  ----------  ----------    ----------

Balance March 31, 2002        $12,000,000 $ 5,964,331 $ 1,505,845   $19,470,176
                               ==========  ==========  ==========    ==========


       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                       2002          2001

Operating Activities:
   Net income                                     $    579,102   $    189,665
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                       130,000        159,000
       Depreciation                                    180,618        119,255
       Income from life insurance contracts           (105,048)
       Net change in:
         Interest receivable                           173,946         80,028
         Other assets                                  226,055         20,042
         Accrued expense and other liabilities         267,923         47,919
                                                   -----------    -----------

   Net Cash Provided by Operating Activities         1,452,596        615,909
                                                   -----------    -----------

Investing Activities:
   Payments for the purchase of property              (800,462)      (910,141)
   Net change in loans                             (10,571,888)   (15,135,918)
   Purchase of securities held to maturity          (2,499,050)    (6,165,862)
   Sale of securities available for sale                            6,969,076
                                                   -----------    -----------

   Net Cash Used in Investing Activities           (13,871,400)   (15,242,845)
                                                   -----------    -----------

Financing Activities:
   Net change in:
     Demand and saving deposits                      6,838,277      2,496,960
     Time deposits                                   4,474,607     11,580,386
                                                   -----------    -----------

   Net Cash Provided by Financing Activities        11,312,884     14,077,346
                                                   -----------    -----------

Net Decrease in Cash and Cash Equivalents           (1,105,920)      (549,590)

Cash and Cash Equivalents, Beginning of Period      11,547,163      7,871,754
                                                   -----------    -----------

Cash and Cash Equivalents, End of Period          $ 10,441,243   $  7,322,164
                                                   ===========    ===========


Supplemental Disclosure of Cash Paid:
   Interest                                       $  1,667,326   $  2,040,042



       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The financial statements conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the three month periods ended March 31, 2002 and 2001. The notes included herein should be read in conjunction with the notes to financial statements included in the 2001 annual report to stockholders of New Peoples Bankshares, Inc.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and estimated fair value of held to security securities as of March 31, 2002, are as follows:
                                               Gross        Gross
                                 Amortized  Unrealized   Unrealized   Fair
                                   Cost       Gains        Losses     Value

          State, County &
             Municipal            $6,100,000  $   3,000   $           $6,103,000
          U.S. Government Agency   2,056,987     16,013                2,073,000
                                   ---------   --------    --------    ---------

          Total Securities
             Held to
             Maturity             $8,156,987  $  19,013   $           $8,176,000
                                   =========   ========    ========    =========


          Securities Held to Maturity
          December 31, 2001

          U.S. Government
            agencies              $5,555,840  $  43,027   $           $5,598,867

          Municipal governments      102,097      3,787                  105,884
                                   ---------    --------    --------  ----------

          Total Securities Held
            to Maturity           $5,657,937  $  46,814   $           $5,704,751
                                   =========    ========    ========  ==========


NOTE 3   LOANS:

            Loans receivable outstanding are summarized as follows: (Rounded to the nearest thousand.)
                                                     March 31, December 31,
                                                       2002        2001

         Commercial, financial and agricultural   $  37,021,000 $ 35,168,000
         Real estate - construction                   4,155,000    3,845,000
         Real estate - mortgages                    105,002,000   98,229,000
         Installment loans to individuals            43,585,000   41,974,000
                                                   ------------  -----------

            Loans Receivable                      $ 189,763,000 $179,216,000
                                                   ============  ===========

                          NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    ALLOWANCE FOR LOAN LOSSES:

            Transactions in the Bank's allowance for loan losses are shown in the following schedule:
                                                   For the Three Months Ended
                                                    March 31,      March 31,
                                                      2002            2001
                                                  -----------    -------------

          Balance, beginning of period             $1,792,850    $1,311,348
          Provision for loan losses                   130,000       159,000
          Charge-offs                                 (47,978)       (7,686)
          Recoveries                                   23,278
                                                    ---------     ---------

          Balance, End of Period                   $1,898,150    $1,462,662
                                                    =========     =========



NOTE 5    COMMON STOCK:

            On December 12, 2001, the Board of Directors approved a 2 for 1 stock split to shareholders of record on January 1, 2002 by reducing the par value of common stock from $4 to $2 per share. This split resulted in an additional 3,000,000 shares of stock outstanding.


NOTE 6    EARNINGS PER SHARE:

            The weighted average shares outstanding used for the calculation of earnings per share has been adjusted to reflect the 2 for 1 stock split that was effective January 1, 2002. Diluted earnings per share has been calculated for the current quarter to reflect the dilutive effect of the 256,000 exercisable outstanding options granted to employees and directors of the Bank. The dilution calculation assumes that all options were exercised at the beginning of the period and that the proceeds were used to purchase common stock at the average market price during the period.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations


Overview

     On September 27, 2001, the shareholders of the New Peoples Bank, Inc. approved a plan of reorganization under which the shareholders of the Bank exchanged their common stock for common stock in New Peoples Bankshares Inc. On November 30, 2001, the reorganization was completed and the Bank became a wholly owned subsidiary of New Peoples Bankshares. The accompanying financial information reflects the transactions of the Bank for the period ended March 31, 2001 and the consolidated transactions of the Company and the Bank for the period ended March 31, 2002.

    The Bank opened for business on October 28, 1998 and has achieved outstanding growth. As of March 31, 2002, the Bank had total deposits of $205,324,280 and total loans of $189,762,727.

    The Company's net income for the three months ended March 31, 2002 was $579,102 compared with income of $189,665 for the three months ended March 31, 2001. Net income per share was $.10 compared with $.03 for the prior period.

    For the foreseeable future, management will continue its strategy of providing personal and customized financial services to individuals, small to medium size businesses and the professional community. The Bank will strive to serve the banking needs of its customers by developing personal, hometown relationships.

Net Interest Margin

     The net interest margin on earning assets was 4.86% for the quarter ended March 31, 2002 and 3.88% for the first three months of 2001. Interest rates were lower during the first three months of 2002 compared with the same period in 2001 in response to interest rate cuts by the Federal Reserve bank. The average yield on earning assets decreased 114 basis points and the average cost of funds decreased 262 basis points resulting in the increase in the net interest margin. Because of a strong loan demand, the Company was able to maintain the yield on loans of 8.46% during the current period compared with 9.61% for the prior period. The Bank continues to offer attractive loan and deposit rates in order to attract new customers. Table I shows the rates paid on earning assets and deposit liabilities.

Provision for Loan Losses

     The provision for loan losses for the first three months of 2002 was $130,000 compared with $159,000 for the same period of 2001. Loan charge-offs for the first three months of 2002 were $47,978 and recoveries were $23,278 resulting in an allowance for loan losses of $1,898,150 (approximately 1% of total loans).

     The calculation of the allowance for loan losses is considered a critical accounting policy. For each period presented, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the portfolio, industry historical experience, adverse situations that may affect the borrowers ability to repay and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, past due reports and industry historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates nonperforming loans relative to their collateral value and makes appropriate adjustments to the allowance for loan losses when needed. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

  Since the Bank is relatively new and the loan portfolio is not mature, industry historical loss percentages established by the regulatory authorities are used when calculating the allowance. As the loan portfolio matures, a loss rate specific to this Bank will emerge and these loss percentages will be applied to the loan portfolio. This will result in a more accurate allowance for loan loss calculation that is tailored to reflect the risk associated with the Bank's loan portfolio.

Noninterest Income

    Noninterest income increased from $128,070 in the first three months of 2001 to $298,536 in the first three months of 2002. Part of the increase is due to income of $105,408 on the life insurance agreements entered into in December of 2001. The remaining increase in service charges, fees and commissions is consistent with the growth in average assets of the Bank.

    Noninterest income as a percentage (annualized) of average assets increased from .31% for the first quarter of 2001 to .54% for the first three months of 2002.

Noninterest Expense

    Noninterest expense increased from $1,181,721 in the first quarter of 2001 to $1,693,698 in the first three months of 2002. The increase was due to additional staffing and expenses associated with the new branches opened and the general growth in operations. Noninterest expenses as a percentage (annualized) of average assets increased from 2.87% for the first three months of 2001 to 3.06% for the first three months of 2002.

Bank Premises

    At December 31, 2001, the Bank had full service branches in Honaker, Weber City, Castlewood, Haysi, Pounding Mill and Lebanon, Virginia and Princeton, West Virginia. The Bank also had loan production offices in Norton, Clintwood, and Abingdon, Virginia.

     On January 3, 2002, the bank opened a branch in Gate City, Virginia. The branch is a 3,600 square foot brick building situated on a one acre lot. It contains a full service branch with two drive-thru lanes and an ATM. The branch is located at 326 East Jackson Street, Gate City, Virginia 24251.

    Land has been purchased and construction has begun for a full service branch in Clintwood, Virginia which will replace the current loan production office. Estimated costs are $475,000 for premises and $200,000 for furniture and equipment. The projected opening date is May 15, 2002.

    Property that includes a former bank building has been purchased in Tazewell, Virginia for a price of $262,500. However, a one year clause restricting banking operations accompanies the purchase.

    Management will continue to investigate and consider other possible sites that would enable the Bank to profitably serve its chosen market area. Additional purchases of premises and equipment for the year 2002 will depend on the decision to open additional branches.

Loans

    Total loans have increased $10,547,188 during the first three months of 2002 to $189,762,727. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 58% of the loan portfolio is secured by real estate.

Loan Portfolio Risk Factors

    Nonaccrual and past due loans are shown in the following schedule. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

                                                        March 31,   December 31,
                                                          2002         2001
    Principal:                                             (In Thousands)
      Nonaccrual and past due loans:
        Nonaccruing loans                               $   40      $   47
        Loans past due 90 days or more
           and still accruing                               19          29
                                                         -----       -----

      Total                                             $   59      $   76
                                                         =====       =====

    Percent of total loans                                0.03%       0.04%

Deposits

    The Bank's deposits increased $11,312,884 during the first quarter of 2002 to $205,324,280 at March 31, 2002. A schedule of deposits by type is shown in the balance sheet. Time deposits of $100,000 or more equaled 19.3% of total deposits at March 31, 2002 and 20.0% at December 31, 2001. A maturity schedule of deposits is included in Table II.

Capital

      Capital as a percentage of total assets was 8.6% at March 31, 2002, which exceeded regulatory requirements. On January 1, 2002, the Board approved a 2 for 1 stock split to shareholders of record on that date. Based on the current growth rate and capital percentage it is likely that the Bank will need to raise additional capital in the near future.

Liquidity and Interest Sensitivity

    At March 31, 2002, the Company had liquid assets of approximately $10.4 million in the form of cash, federal funds sold, deposits in other banks. Management believes that the Company's liquid assets are adequate at March 31, 2002. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds under established lines of credit of $3.5 million.

    At March 31, 2002, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 28.73% for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Bank's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company's interest sensitivity by year.

Employees

    The Company's full time equivalent employees have increased from 111 at December 31, 2001 to 112 at March 31, 2002. Future increases in the number of employees will depend on the selection and approval of new branches.

Table I

                              NEW PEOPLES BANKSHARES, INC.
                              NET INTEREST MARGIN ANALYSIS
                                 AVERAGE BALANCE SHEET
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                (In thousands of dollars)


                            ---------------- 2002 -------    -------------- 2001 -----------
                            Average            Average         Average               Average
                            Balance   Income/   Rates          Balance  Income/       Rates
                             Sheet    Expense  Earned/Paid     Sheet    Expense   Earned/Paid

ASSETS
   Loans including fees    $183,587  $  3,883   8.46%        $137,957   $  3,314     9.61%
   Federal Funds sold        10,295        43   1.67           10,519        147     5.59
   Other investments          3,255        44   5.41            5,941         90     6.06
                            -------   -------   -----         -------    -------    -----

   Total Earning Assets     197,137     3,970   8.06          154,417      3,551     9.20

   Allowance for loans
     losses                  (1,826)                           (1,368)
   Non-earning assets        25,941                            11,741
                            -------                           -------

   Total Assets            $221,252                          $164,790
                            =======                           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand - Interest
       bearing             $  8,101   $    26   1.28%        $  4,933   $     30     2.43%
     Savings                 19,830        96   1.94            8,439         77     3.65
     All other time
       deposits             155,351     1,453   3.74          122,172      1,947     6.37
                            -------   -------   ----          -------    -------    -----

     Total Deposits         183,282     1,575   3.44          135,544      2,054     6.06
                                       -------  -----                    -------    -----

   Non-interest bearing
     deposits                17,215                            10,071
   Other liabilities          1,470                             1,137
                            -------                           -------

     Total Liabilities      201,967                           146,752

   Stockholders' Equity      19,285                            18,038
                            -------                           -------

   Total Liabilities and
     Stockholders' Equity  $221,252                          $164,790
                            =======                           =======

   Net Interest Earnings             $  2,395                           $  1,497
                                      =======                           =======

   Net Yield on Interest
     Earning Assets                             4.86%                                3.88%
                                                ====                                 ====


Table II

                                     NEW PEOPLES BANKSHARES, INC.
                                    INTEREST SENSITIVITY ANALYSIS
                                       (In thousands of dollars)





                         1-90       91-365                                                   Over 5
Uses of Funds            Days        Days      Year 2      Year 3       Year 4    Year 5     Years       Total
-------------       ----    ----  ------ ------  ------ ------  -----   -----

Loans                  $ 32,683   $ 67,505   $ 36,840    $  23,320    $ 12,236   $  7,483   $  9,696    $189,763
Federal funds sold        4,164                                                                            4,164
Total investments         5,998      2,057                     102                               529       8,686
                          -----     -----       -----       -------     -------   -------    -------     -------

   Total                 42,845     69,562     36,840       23,422      12,236      7,483     10,225     202,613
                       --------    -------    -------     --------     -------    -------    -------    --------

Sources of Funds

Deposits

   Demand and savings   29,763                                                                            29,763
   Time deposits
     < $100M            43,422      62,681      5,261        1,960       2,979        500                116,803
   Time deposits
     > $100M            16,010      18,752      2,295          842       1,704        100                 39,703
                       -------     -------     ------       ------     -------      -----      ------     ------

   Total Deposits       89,195      81,433      7,556        2,802       4,683        600                186,269
                        ------     -------     ------       ------      ------      -----      ------     ------

Discrete Gap           (46,350)    (11,871)    29,284       20,620       7,553      6,883     10,225      16,344

Cumulative Gap         (46,350)    (58,221)   (28,937)      (8,317)       (764)     6,119     16,344

Ratio of Cumulative
  Gap To Total
  Earning Assets       (22.87)%    (28.73)%    (14.28)%      (4.10)%     (0.38)%     3.02%    8.07%




Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2002. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of deposits in other banks are included in the period of maturity.



                            See Accountants' Report.

Part II Other Information


Item 1. Legal Proceedings -               Not Applicable

Item 2. Changes in Securities -           Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -             Not Applicable

Item 5. Other Information -               Not Applicable

Item 6. Exhibits and Reports on 8-K -

(a)   Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:


No.                      Description

2       Agreement and Plan of Share Exchange dated August 15, 2001 (1)

3.1     Articles of Incorporation of Registrant (1)

3.2     By Laws of Registrant (1)

10.1    Stock Option Plan (2)

        (1) Incorporated by reference to Exhibits to Form 8K filed by New Peoples Bankshares, Inc. on December 12, 2001

        (2) Incorporated by reference to Exhibits to Form 10-Q filed by New Peoples Bankshares, Inc. on March 31, 2002.

(b) No Reports on Form 8-K were filed during the first quarter of 2002.

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW PEOPLES BANKSHARES, INC.


                                       By: /s/ KENNETH D. HART
                                           ----------------------------------
                                           Kenneth D. Hart
                                           President and Chief Executive
                                              Officer



                                       By: /s/ FRANK SEXTON, JR.
                                           ----------------------------------
                                           Frank Sexton, Jr.
                                           Executive Vice President and
                                              Cashier




May 9, 2002