Form 10-Q
period 2002-06-30
NEW PEOPLES BANKSHARES INC
filed 2002-08-14
CIK 1163389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended                 Commission File No.   000-33411
                                                               --------------
   June 30, 2002

                          NEW PEOPLES BANKSHARES, INC.


                Virginia                                       31-1804543
---------------------------------------                   -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                                  2 Gent Drive
                             Honaker, Virginia 24260

                                (276) 873-6288
                          --------------------------
             (Registrant's Telephone Number, Including Area Code)



      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ...X.. No ....

      Transitional  Small  Business   Disclosure  Format  (check  one):
 Yes  X    No

      The number of shares of common stock of the registrant outstanding as of August 1, 2002 was 6,000,000.

                          NEW PEOPLES BANKSHARES, INC.


                                      INDEX

                                                                        Page

PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months
         Ended June 30, 2002 and 2001                                     2

         Consolidated Statements of Income - Three Months
         Ended June 30, 2002 and 2001                                     3

         Consolidated Balance Sheets - June 30, 2002 and
         December 31, 2001                                                4

         Consolidated Statements of Changes in Stockholders' Equity -
         Six Months Ended June 30, 2002 and 2001                          5

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2002 and 2001                                     6

         Notes to Financial Statements                                    7

Item 2.  Management Discussion and Analysis of Financial
         Condition and Results of Operations                              9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      16

PART II  OTHER INFORMATION                                               16

Item 1.  Legal Proceedings                                               16

Item 2.  Changes in Securities                                           16

Item 3.  Defaults upon Senior Securities                                 16

Item 4.  Submission of Matters to a Vote of Security Holders             16

Item 5.  Other Information                                               16

Item 6.  Exhibits and Reports on Form 8K                                 16


         SIGNATURES                                                      17

Part I  Financial Information
Item 1  Financial Statements

                          NEW PEOPLES BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                         2002        2001
Interest and Dividend Income
   Loans (including fees)                            $7,946,795  $6,908,741
   Federal funds sold                                    57,844     284,487
   Other investments                                     91,152     170,444
                                                      ---------   ---------

   Total Interest Income                              8,095,791   7,363,672
                                                      ---------   ---------

Interest Expense
   Interest on deposits                               3,004,607   4,200,185
                                                      ---------   ---------

Net Interest Income                                   5,091,184   3,163,487

Provision for Loan Losses                               278,000     341,000
                                                      ---------   ---------

Net Interest Income After Provision for Loan Losses   4,813,184   2,822,487
                                                      ---------   ---------

Noninterest Income
   Service charges, fees and commissions                392,453     295,735
   Other operating income                               273,283      27,338
                                                      ---------   ---------

   Total Noninterest Income                             665,736     323,073
                                                      ---------   ---------

Noninterest Expense
   Salaries and employee benefits                     1,981,447   1,517,788
   Occupancy expense                                    497,383     361,434
   Other operating expenses                           1,156,241     654,250
                                                      ---------   ---------

   Total Noninterest Expense                          3,635,071   2,533,472
                                                      ---------  ----------

Income Before Income Taxes                            1,843,849     612,088

Income Tax Expense                                      647,647     204,455
                                                      ---------   ---------

Net Income                                           $1,196,202  $  407,633
                                                      =========   =========


Net Income Per Share (Basic and Diluted)              $    0.20   $    0.07
                                                       ========    ========


Weighted Average Shares Outstanding1                  6,000,000   6,000,000

Diluted Weighted Average Shares Outstanding           6,068,683

1 Prior year restated to reflect 2 for 1 stock split.

       The accompanying notes are an integral part of these statements.

Part I  Financial Information
Item 1  Financial Statements

                          NEW PEOPLES BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                         2002       2001
Interest Income
   Loans (including fees)                            $4,063,824  $3,594,347
   Federal funds sold                                    15,191     137,914
   Other investments                                     46,646      80,574
                                                      ---------   ---------

   Total Interest Income                              4,125,661   3,812,835
                                                      ---------  ----------

Interest Expense
   Interest on deposits                               1,429,205   2,146,632
                                                      ---------  ----------

Net Interest Income                                   2,696,456   1,666,203

Provision for Loan Losses                               148,000     182,000
                                                      ---------  ----------

Net Interest Income After Provision for Loan Losses   2,548,456   1,484,203
                                                      ---------  ----------

NonInterest Income
   Service charges, fees and commissions                209,748     180,369
   Other operating income                               157,452      14,634
                                                      ---------  ----------

   Total Noninterest Income                             367,200     195,003
                                                      ---------  ----------

Noninterest Expense
   Salaries and employee benefits                     1,080,451     813,475
   Occupancy expense                                    261,834     194,434
   Other operating expenses                             599,088     343,843
                                                      ---------   ---------

   Total Noninterest Expense                          1,941,373   1,351,752
                                                      ---------   ---------

Income Before Income Taxes                              974,283     327,454

Income Tax Expense                                      357,183     109,486
                                                      ---------   ---------

Net Income                                           $  617,100  $  217,968
                                                      =========   =========


Net Income Per Share (Basic and Diluted)              $    0.10   $    0.04
                                                       ========    ========


Weighted Average Shares Outstanding                   6,000,000   6,000,000

Diluted Weighted Average Shares Outstanding           6,064,000

1 Prior year restated to reflect 2 for 1 stock split.

       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,  December 31,
                                                       2002        2001
                                                    (Unaudited)   (Audited)
     ASSETS

Cash and due from banks                           $  7,982,361  $  8,160,163
Federal funds sold                                   1,737,000     3,387,000
                                                   -----------   -----------

   Total Cash and Cash Equivalents                   9,719,361    11,547,163

Securities held to maturity (fair value
   $2,169,250 and $5,704,751)                        2,159,417     5,657,937
Loans, net of allowance for loan losses of
   $2,026,128 at June 30, 2002, and $1,792,850
   at December 31, 2001                            200,530,129   177,422,689
Bank premises and equipment net                      9,267,875     8,365,639
Federal Reserve Bank stock (restricted)                529,250       529,250
Accrued interest receivable                          1,492,722     1,637,979
Investment in life insurance contracts               7,776,130     7,500,000
Other assets                                         1,934,170     1,592,397
                                                   -----------   -----------

   Total Assets                                   $233,409,054  $214,253,054
                                                   ===========   ===========
     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                          $ 19,535,114  $15,798,126
     Interest bearing                                8,735,364     7,535,247
   Savings deposits                                 23,668,793    18,646,950
   Other time deposits                             160,535,906   152,031,073
                                                   -----------   -----------

   Total Deposits                                  212,475,177   194,011,396

Accrued interest payable                               539,713       687,354
Income taxes payable                                   107,845       459,545
Accrued expenses and other liabilities                 199,043       203,685
                                                   -----------   -----------

   Total Liabilities                               213,321,778   195,361,980
                                                   -----------   -----------

   STOCKHOLDERS' EQUITY

Common stock - (12,000,000 shares authorized)
   6,000,000 shares issued and outstanding,
   $2.00 par value                                  12,000,000    12,000,000
Paid-in-surplus                                      5,964,331     5,964,331
Retained earnings                                    2,122,945       926,743
                                                   -----------   -----------

   Total Stockholders' Equity                       20,087,276    18,891,074
                                                   -----------   -----------

   Total Liabilities and Stockholders' Equity     $233,409,054  $214,253,054
                                                   ===========   ===========


       The accompanying notes are an integral part of these statements.


                          NEW PEOPLES BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                       Retained
                               Common    Paid in       Earnings/
                                Stock    Capital  (Accumulated Deficit)     Total
                               -------   ------- -------------------        =====


Balance, December 31, 2000 $12,000,000 $5,964,331     $ (81,922)         $17,882,409

Net Income                                              407,633              407,633
                            --------    --------       --------             --------

Balance June 30, 2001       12,000,000  5,964,331       325,711           18,290,042
                            ==========  =========      ========           ==========


Balance, December 31, 2001 12,000,000  5,964,331        926,743          18,891,074

Net Income                                            1,196,202           1,196,202
                             --------    --------     ---------           ---------

Balance June 30, 2002      $12,000,000 $5,964,331    $2,122,945         $20,087,276
                            ==========  =========     =========          ==========


       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                       2002          2001
Operating Activities:
   Net income                                      $ 1,196,202   $   407,633
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                       278,000       341,000
       Depreciation                                    401,167       261,090
       Income from life insurance contracts           (276,130)
       Net change in:
           Interest receivable                         145,257       (89,200)
           Other assets                               (341,773)     (319,767)
           Accrued expense and other liabilities      (503,983)       74,919
                                                    ----------    ----------

   Net Cash Provided by Operating Activities           898,740       675,675
                                                    ----------    ----------

Investing Activities:
   Payments for the purchase of property            (1,303,403)   (1,725,766)
   Net change in loans                             (23,385,440)  (29,217,790)
   Maturity of securities available for sale         3,498,520     8,913,173
   Purchase of securities held to maturity                        (9,164,945)
                                                    ----------    ----------

   Net Cash Used in Investing Activities           (21,190,323)  (31,195,328)
                                                   -----------   -----------

Financing Activities:
   Net change in:
     Demand and saving deposits                      9,958,948     7,388,334
     Time deposits                                   8,504,833    22,988,209
                                                    ----------   -----------

   Net Cash Provided by Financing Activities        18,463,781    30,376,543
                                                    ----------    ----------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                      (1,827,802)     (143,110)

Cash and Cash Equivalents, Beginning of Period      11,547,163     7,871,754
                                                    ----------    ----------

Cash and Cash Equivalents, End of Period           $ 9,719,361   $ 7,728,644
                                                    ==========    ==========


Supplemental Disclosure of Cash Paid:
   Interest                                        $ 3,152,248   $ 4,143,454
   Income taxes                                    $   620,000   $    65,000


       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the six month and three month periods ended June 30, 2002 and 2001. The notes included herein should be read in conjunction with the notes to financial statements included in the 2001 annual report to stockholders of New Peoples Bankshares, Inc.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    SECURITIES HELDS TO MATURITY:

          The amortized cost and estimated fair value of held to maturity securities as of June 30, 2002, are as follows:

                                               Gross        Gross
                                 Amortized  Unrealized   Unrealized   Fair
                                   Cost       Gains        Losses     Value
          Securities Held to Maturity
          June 30, 2002

          U.S. Government
             Agency             $2,057,320  $    4,880  $           $2,062,200
          Municipal Governments    102,097       4,953                 107,050
                                 ---------   ---------   ---------   ---------

          Total Securities
             Held to
             Maturity           $2,159,417  $    9,833  $           $2,169,250
                                 =========   =========   =========   =========

          Securities Held to Maturity
          December 31, 2001

          U.S. Government
             Agencies           $5,555,840  $   43,027  $           $5,598,867
          Municipal Governments    102,097       3,787                 105,884
                                 ---------   ---------   ---------   ---------

          Total Securities
             Held
             To Maturity        $5,657,937  $   46,814  $           $5,704,751
                                 =========   =========   =========   =========


                            See Accountants' Report.

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 3    ALLOWANCE FOR LOAN LOSSES:

              Transactions in the Bank's allowance for loan losses are shown in the following schedule:
                                                   For the Six Months Ended
                                                  June 30, 2002 June 30, 2001
                                                   --------------------------

           Balance, beginning of period            $1,792,850    $1,311,348
           Provision for loan losses                  278,000       341,000
           Charge-offs                                (71,778)      (51,002)
           Recoveries                                  27,056         1,925
                                                    ---------     ---------

           Balance, End of Period                  $2,026,128    $1,603,271
                                                    =========     =========


NOTE 4     COMMON STOCK:

              On December 12, 2001, the Board of Directors approved a 2 for 1 stock split to shareholders of record on January 1, 2002 by reducing the par value of common stock from $4 to $2 per share. This split resulted in an additional 3,000,000 shares of stock outstanding.


NOTE 5     EARNINGS PER SHARE:

              The weighted average shares outstanding used for the calculation of earnings per share has been adjusted to reflect the 2 for 1 stock split that was effective January 1, 2002. Diluted earnings per share has been calculated for the current periods to reflect the dilutive effect of the 256,000 exercisable outstanding options granted to employees and directors of the Bank. The dilution calculation assumes that all options were exercised at the beginning of the period and that the proceeds were used to purchase common stock at the average market price during the period.


                            See Accountants' Report.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations


Overview

    We opened for business on October 28, 1998 and have achieved outstanding growth. As of June 30, 2002, we had total deposits of $212,475,177 and total loans of $202,556,257.

    Our net income for the six months ended June 30, 2002 was $1,196,202, an increase of $788,569 over net income of $407,633 for the six months ended June 30, 2001.

     Our net income for the quarter ended June 30, 2002 was $617,100, an increase of $399,132 over net income of $217,968 for the three months ended June 30, 2001.

    For the foreseeable future, management will continue its strategy of providing personal and customized financial services to individuals, small to medium size businesses and the professional community. The Bank will strive to serve the banking needs of its customers by developing personal, hometown relationships.

Net Interest Margin

      Our interest margin on earning assets was 5.09% for the first six months of 2002, compared with 3.88% for the first six months of 2001. Interest rates were lower during the first six months of 2002 compared to the first six months of 2001. The average yield on earning assets decreased 94 basis points and the average cost of funds decreased 262 basis points, resulting in the increase in the net interest margin. Due to strong loan demand, we were able to maintain a yield on loans of 8.36% during the first six months of 2002, compared to 9.48% during the first six months of 2001.

    Our interest margin was 5.31% for the quarter ended June 30, 2002 and 3.88% for the same period in 2001. Interest rates were lower during the second quarter of 2002 compared to the same period in 2001, due to interest rate cuts by the Federal Reserve. The average yield on earning assets decreased 75 basis points and the average cost of funds decreased 263 basis points, resulting in the increase in the net interest margin. Because of a strong loan demand, we were able to maintain a yield on loans of 8.27% during the current quarter, compared to 9.36% for the same period in 2001. We continue to offer attractive loan and deposit rates in order to attract new customers.

Provision for Loan Losses

    Our provision for loan losses for the first six months of 2002 was $278,000 compared with $341,000 for the same period of 2001. Net loan charge-offs for the first six months of 2002 were $44,722 resulting in an allowance for loan losses of $2,026,128 (approximately 1% of total loans).

    Our provision for loan losses for the second quarter of 2002 was $148,000, compared to $182,000 for the same period of 2001. Net loan charge-offs for the second quarter of 2002 were $3,256.

    We consider the calculation of the allowance for loan losses a critical accounting policy. Although we have experienced lenders who are familiar with their customer base, most loans are too new to have exhibited signs of weakness and the bank does not have an adequate history of loan losses to develop accurate risk factors. In calculating the amount of the allowance for loan losses we use guidelines that have been traditionally recommended by the bank regulatory agencies. At each balance sheet date, we adjust the allowance to equal the larger of 1% or an amount calculated by multiplying a loss factor times the amount of loans in each risk classification pool. The pools and loss factors used in this calculation are as follows: loss - 100%, doubtful - 50%, substandard - 10%, special mention - 1%, pass - .5%. In addition we consider current economic conditions, changes in the nature and volume of the loan portfolio, and known adverse factors that may affect the borrowers ability to repay. We intend to continue to set the allowance at a minimum of 1% unless there is a clear indication that a 1% allowance is excessive.

    As our loan portfolio matures a loss rate specific to us will emerge and these loss percentages will be applied to our loan portfolio. This will result in a more accurate allowance for loan loss calculation that is tailored to reflect the risk associated with our loan portfolio.

    Our allowance for loan losses represents management's best estimate of the probably loan losses incurred as of each balance sheet date.

Noninterest Income

    Noninterest income increased from $323,073 in the first six months of 2001 to $665,736 in the first six months of 2002. Noninterest income as a percentage (annualized) of average total assets increased from .37% for the first six months of 2001 to .59% for the first half of 2002. The increase in the dollar amount is due to a significant increase in overdraft charges and $276,130 of income produced by Bank Owned Life Insurance "BOLI" purchased during the fourth quarter of 2001. The increase in fee income is consistent with the growth in assets and deposits of the Company.

     Noninterest income increased from $195,003 in the second quarter of 2001 to $367,200 in the second quarter of 2002. Noninterest income as a percentage (annualized) of average total assets increased from .44% for the second quarter of 2001 to .64% for the second quarter of 2002. The increase is due to a significant increase in overdraft charges, and $120,742 of income produced by "BOLI" purchased during the last quarter of 2001. The increase in fee income is consistent with the growth in assets and deposits of the Company.

Noninterest Expense

    Noninterest expense increased from $2,533,472 in the first six months of 2001 to $3,635,071 in the first six months of 2002. The increase was due to additional staffing and expenses associated with the new branches opened and the general growth in operations. Noninterest expenses as a percentage (annualized) of average assets increased from 2.91% for the first six months of 2001 to 3.24% for the first six months of 2002.

     Noninterest expense increased from $1,351,752 in the second quarter of 2001 to $1,941,373 in the second quarter of 2002. The increase was due to additional staffing and expenses associated with the new branches opened and the general growth in operations. Noninterest expenses as a percentage (annualized) of average assets increased from 2.96% for the second quarter of 2001 to 3.41% for the second three month period of 2002. Noninterest expense in the future will depend on our growth and the number of new branch locations.

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

     On May 16, 2002, the bank opened a branch in Clintwood, Virginia. The branch is a 3,600 square foot brick building situated on a one acre lot. It contains a full service branch with two drive-thru lanes and an ATM. The branch is located at Route 83 Colley Shopping Center, Clintwood, VA 24228.

     On August 8, 2002, the bank opened a branch in Big Stone Gap, Virginia. The branch is a 3,600 square foot brick building situated on a half acre lot. It contains a full service branch with two drive-thru lanes and an ATM. The branch is located at 419 Shawnee Avenue East, Big Stone Gap, VA 24219.

     Land has been purchased and construction has begun for a full service branch in Bloomingdale, Tennessee. Estimated costs are $500,000 for premises and $140,000 for furniture and equipment. The bank plans to open the branch in the spring of 2003.

    Property that includes a former bank building has been purchased in Tazewell, Virginia for a price of $262,500. However, a one year clause restricting banking operations accompanies the purchase and management plans to open in September 2002.

    The Bank has purchased property within the corporate limits of the Town of Grundy, Virginia. The construction of a full-service branch is scheduled to begin on August 19, 2002 with a projected opening date in late 2002.

    Management will continue to investigate and consider other possible sites that would enable the Bank to profitably serve its chosen market area. Additional purchases of premises and equipment for the year 2002 will depend on the decision to open additional branches.

Loans

    Total loans have increased $23,340,718 during the first six months of 2002 to $202,556,257. Approximately 58% of the loan portfolio is secured by real estate.

    Loans receivable outstanding are summarized as follows:

                       Loan Portfolio
                       (in thousands)
                                                        June 30,  December 31,
                                                          2002        2001

    Commercial, financial and agricultural              $ 40,148    $ 35,168
    Real estate - construction                             4,584       3,845
    Real estate - mortgage                               113,270      98,229
    Installment loans to individuals                      44,554      41,974
                                                         -------     -------

      Total                                             $202,556    $179,216
                                                         =======     =======

Loan Portfolio Risk Factors

    Nonaccrual and past due loans are shown in the following schedule. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

                                                        June 30, December 31,
                                                          2002       2001
    Principal:                                             (In Thousands)
      Nonaccrual and past due loans:
        Nonaccruing loans                               $  591      $   47
        Loans past due 90 days or more
           and still accruing                                           29
                                                         -----       -----

      Total                                             $  591      $   76
                                                         =====       =====

    Percent of total loans                                 0.29%       0.04%

Deposits

    Our deposits increased $18,463,781 during the first six months of 2002 to $212,475,177 at June 30, 2002. A schedule of deposits by type is shown in the balance sheet. Time deposits of $100,000 or more equaled 19.0% of total deposits at June 30, 2002 and 20.0% at December 31, 2001. We do not have brokered deposits and internet accounts are limited to customers in the surrounding geographical area. A maturity schedule of deposits is included in Table III.

Capital

    Capital as a percentage of total assets was 8.6% at June 30, 2002, exceeding regulatory requirements. On January 1, 2002, the Board approved a 2 for 1 stock split to shareholders on record on that date. Based on the current growth rate and capital percentage it is likely that we will need to raise additional capital in the near future.

Liquidity and Interest Sensitivity

    At June 30, 2002, we had liquid assets of approximately $9.7 million in the form of cash, federal funds sold and deposits in other banks. We believe that our liquid assets are adequate at June 30, 2002. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. In the event we would need additional funds, we have the ability to purchase federal funds under established lines of credit of $3.5 million.

    At June 30, 2002, we had a negative cumulative Gap Rate Sensitivity Ratio of 33.59% for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Bank's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table III shows the Bank's interest sensitivity by year.

Employees

    Our full time equivalent employees have increased from 111 at December 31, 2001 to 125 at June 30, 2002. Future increases in the number of employees will depend on the selection and approval of additional new branches.

New Accounting Pronouncement

    We are not aware of any new accounting pronouncements that would have a significant effect on our financial statements.

Securities and Exchange Commission Web Site

    The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Highlands Bankshares, Inc. and the address is (http://www.sec.gov.).

Table I
                          NEW PEOPLES BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                              AVERAGE BALANCE SHEET
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                            (In thousands of dollars)

                                      2002                      2001
                            Average           Average   Average         Average
                            Balance   Income/  Rates    Balance Income/  Rates
                             Sheet    Expense  Earned/   Sheet  Expense  Earned/
                                                Paid                      Paid
  ASSETS
   Loans including fees    $190,106  $  7,947  8.36%  $145,800  $6,909   9.48%
   Federal Funds sold         6,870        58  1.69%    11,562     285   4.93%
   Other investments          3,070        91  5.93%     5,749     170   5.91%
                            -------   ------- -----    -------   -----

   Total Earning Assets     200,046     8,096  8.09%   163,111   7,364   9.03%
                                      -------  ----              -----   ----

   Allowance for loans
    losses                   (1,890)                    (1,447)
   Non-earning assets        26,483                     12,291
                            -------                    -------

   Total Assets            $224,639                   $173,955
                            =======                    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand - Interest
       bearing            $  12,596  $     94  1.51%  $  6,889   $  87   2.53%
     Savings                 17,265       169  1.96%     7,966     141   3.54%
     All other time
      deposits              155,508     2,741  3.53%   128,570   3,972   6.18%
                           --------   -------  ----    -------   -----   ----

     Total Deposits         185,369     3,004  3.24%   143,425   4,200   5.86%
                                      -------  ----              -----   ----

Federal Funds Purchased          33         1  3.04%
                            -------   -------  ----

Total Interest Bearing
   Liabilities              185,402     3,005  3.24%   143,425   4,200   5.86%
                            -------   -------  ----    -------   -----   ----

Non-interest bearing
 deposits                    18,329                     11,235
Other liabilities             1,313                      1,158
                            -------                    -------

     Total Liabilities     $205,044                    155,818

   Stockholders' Equity      19,595                     18,137
                            -------                    -------

   Total Liabilities and
     Stockholders' Equity $ 224,639                   $173,955
                           ========                    =======

   Net Interest Income               $  5,091                   $3,164
                                      =======                    =====

   Net Yield on Interest
     Earning Assets                            5.09%                     3.88%
                                               ====                      ====

   Net Interest Spread                         4.85%                     3.17%
                                               ====                      ====

(1) Non-accrual loans are not significant and have been included in the average balance of loans outstanding.
(2) Loan fees are not material and have been included in interest income on loans.
(3) Tax exempt income is not significant and has been treated as fully taxable.

 Table II

                          NEW PEOPLES BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                            AVERAGE BALANCE SHEET
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                            (In thousands of dollars)


                                       2002                      2001
                          Average             Average   Average          Average
                          Balance   Income/    Rates    Balance  Income/  Rates
                           Sheet    Expense    Earned/  Sheet   Expense  Earned/
                                                Paid                       Paid
ASSETS
   Loans including fees  $196,625  $  4,064    8.27%  $153,643  $  3,594   9.36%
   Federal Funds sold       3,445        15    1.74%    12,604       138   4.38%
   Other investments        2,885        47    6.52%     5,556        81   5.83%
                          -------   -------    ----    -------   -------   ----

   Total Earning Assets   202,955     4,126    8.13%   171,803     3,813   8.88%
                                      -------  ----              -------   ----

   Allowance for loans
     losses                (1,954)                      (1,525)
   Non-earning assets      27,025                       12,842
                          -------                      -------

   Total Assets          $228,026                     $183,120
                          =======                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand - Interest
       bearing          $  17,091  $    69      1.61%  $  8,846  $  58    2.62%
     Savings               14,700       73      1.99%     7,494     65    3.47%
     All other time
      deposits            155,665    1,287      3.31%   134,968   2,024   6.00%
                        ---------    -----      ----    -------   -----   ----

     Total Deposits     $ 187,456    1,429      3.05%   151,308   2,147   5.68%
                                     -----      ----              -----   ----

Federal Funds Purchased        66        1      3.04%
                          -------   ------      ----

Total Interest Bearing
   Liabilities            187,522    1,430      3.05%             2,147   5.68%
                          -------   -------     ----            -------

Non-interest bearing
  deposits                 19,443                       12,398
Other liabilities           1,156                        1,178
                          -------                      -------

     Total Liabilities    208,121                      164,884

   Stockholders' Equity    19,905                       18,236
                          -------                      -------

   Total Liabilities and
     Stockholders' Equity $228,026                    $183,120
                           =======                     =======

   Net Interest Income             $  2,696                    $  1,666
                                    =======                     =======

   Net Yield on Interest
     Earning Assets                            5.31%                      3.88%
                                               ====                       ====

   Net Interest Spread                         5.08%                      3.20%
                                               ====                       ====

(1) Non-accrual loans are not significant and have been included in the average balance of loans outstanding.
(2) Loan fees are not material and have been included in interest income on loans.
(3) Tax exempt income is not significant and has been treated as fully taxable.

Table III

                          NEW PEOPLES BANKSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                             (In thousands of dollars)

                           1-90       91-365                                             Over 5
Uses of Funds              Days        Days      Year 2    Year 3    Year 4     Year 5     Years     Total
-------------              ----        ----      ------    ------    ------     ------     -----     -----

Loans                    $ 30,136    $ 72,365    $ 39,656  $ 24,389 $ 13,719   $  9,627  $ 12,664  $202,556
Federal funds
  sold                      1,737                                                                     1,737
Total investments                       2,057                   102                                   2,159
                          -------      -------     -------   -------  -------    -------   -------   -------

   Total                   31,873      74,422      39,656    24,491   13,719      9,627    12,664   206,452
                         --------     -------     -------   -------  -------     ------   -------   -------

Sources of Funds

Deposits

   Demand and
    savings                32,404                                                                    32,404
   Time deposits < $100M   41,943      66,084      5,817      1,936   3,501         824             120,105
   Time deposits > $100M   13,671      20,850      3,398        408   2,007          97              40,431
                          -------     -------     ------     ------  ------      ------   -------    ------

   Total Deposits          88,018      86,934      9,215      2,344   5,508          921            192,940
                           ------      ------    -------     ------ -------       ------   ------   -------


Discrete Gap              (56,145)    (12,512)    30,441     22,147   8,211        8,706   12,664    13,512

Cumulative Gap            (56,145)    (68,657)   (38,216)   (16,069) (7,858)         848   13,512


Ratio of Cumulative Gap
  To Total Earning Assets  (27.46%)    (33.59%)   (18.69%)    (7.86%) (3.84%)       0.41%    6.54%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2002. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of deposits in other banks are included in the period of maturity.

Item 3  Quantitative and Qualitative Disclosures about Market Risk
        Not applicable

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

3.1  Articles of Incorporation of Registrant (1)

3.2   By Laws of Registrant (1)

10.1 Stock Option Plan (2)

     (1) Incorporated by reference to Exhibits to Form 8K filed by New Peoples Bankshares, Inc. on December 12, 2001

     (2) Incorporated by reference to Exhibits to Form 10KSB filed by New Peoples Bankshares, Inc. April 1, 2002.

(b)  Reports on Form 8-K filed during the three months ended June 30, 2002

     None

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEW PEOPLES BANKSHARES, INC.


                                 By:KENNETH D. HART
                                    ---------------------------------------
                                    Kenneth D. Hart
                                    President and Chief Executive Officer




                                 By:FRANK SEXTON, JR.
                                    --------------------
                                    Frank Sexton, Jr.
                                    Executive Vice President and Chief
                                    Financial Officer



August 14, 2002