Form 10QSB
period 2002-09-30
NEW PEOPLES BANKSHARES INC
filed 2002-11-14
CIK 1163389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended                   Commission File No.  000-33411
                                                                 ------------
   September 30, 2002

                          NEW PEOPLES BANKSHARES, INC.


          Virginia                                             31-1804543
-------------------------------                             -----------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                                  2 Gent Drive
                             Honaker, Virginia 24260

                                (540) 873-6288
                          --------------------------
             (Registrant's Telephone Number, Including Area Code)



      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ___ X ___ No

      Transitional  Small  Business   Disclosure  Format  (check  one):  Yes
                                                                            --
No  X
   ----

The number of shares of common stock of the registrant outstanding as of November 1, 2002 was 6,000,000.

                          NEW PEOPLES BANKSHARES, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Nine Months
         Ended September 30, 2002 and 2001                                2

         Consolidated Statements of Income - Three Months
         Ended September 30, 2002 and 2001                                3

         Consolidated Balance Sheets - September 30, 2002 and
         December 31, 2001                                                4

         Consolidated Statements of Changes in Stockholders' Equity -
         Nine Months Ended September 30, 2002 and 2001                    5

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 2002 and 2001                                6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management Discussion and Analysis of Financial
         Condition and Results of Operations                              9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      17

Item 4.  Controls and Procedures                                         17

PART II  OTHER INFORMATION                                               18

Item 1.  Legal Proceedings                                               18

Item 2.  Changes in Securities                                           18

Item 3.  Defaults upon Senior Securities                                 18

Item 4.  Submission of Matters to a Vote of Security Holders             18

Item 5.  Other Information                                               18

Item 6.  Exhibits and Reports on Form 8K                                 18

         SIGNATURES                                                      19

         Certification of Chief Executive Officer                        20

         Certification of Chief Financial Officer                        21

Part I  Financial Information
Item 1  Financial Statements

                          NEW PEOPLES BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                     2002          2001

Interest and Dividend Income
   Loans (including fees)                        $12,232,972    $10,710,256
   Federal funds sold                                 99,781        353,554
   Other investments                                 141,482        223,769
                                                  ----------     ----------

   Total Interest Income                          12,474,235     11,287,579
                                                  ----------     ----------

Interest Expense
   Interest on deposits                            4,568,583      6,169,728
                                                  ----------     ----------

Net Interest Income                                7,905,652      5,117,851

Provision for Loan Losses                            476,000        470,000
                                                 -----------     ----------

Net Interest Income After Provision for
   Loan Losses                                     7,429,652      4,647,851
                                                  ----------     ----------

Noninterest Income
   Service charges, fees and commissions             563,117        448,401
   Other operating income                            472,109         36,992
                                                  ----------     ----------

   Total Noninterest Income                        1,035,226        485,393
                                                  ----------     ----------

Noninterest Expense
   Salaries and employee benefits                  3,140,349      2,373,377
   Occupancy expense                                 796,333        548,718
   Other operating expenses                        1,822,759      1,093,355
                                                  ----------     ----------

   Total Noninterest Expenses                      5,759,441      4,015,450
                                                  ----------     ----------

Income Before Income Taxes                         2,705,437      1,117,794

Income Tax Expense                                   969,889        374,606
                                                  ----------     ----------

Net Income                                       $ 1,735,548    $   743,188
                                                  ==========     ==========


Net Income Per Share (Basic and Diluted)         $      0.29    $      0.12
                                                  ==========     ==========


Weighted Average Shares Outstanding 1              6,000,000      6,000,000

Diluted Weighted Average Shares
   Outstanding                                     6,067,209

1  Prior Year Restated to Reflect 2 for 1 Stock Split.
       The accompanying notes are an integral part of these statements.

Part I  Financial Information
Item 1  Financial Statements

                          NEW PEOPLES BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                          2002      2001

Interest Income
   Loans                                           $ 4,286,177   $3,801,514
   Federal funds sold                                   41,937       69,066
   Other investments                                    50,330       53,325
                                                    ----------    ---------

   Total Interest Income                             4,378,444    3,923,905
                                                    ----------    ---------

Interest Expense
   Interest on deposits                              1,563,976    1,969,542
                                                    ----------    ---------

Net Interest Income                                  2,814,468    1,954,363

Provision for Loan Losses                              198,000      129,000
                                                    ----------    ---------

Net Interest Income After Provision for
   Loan Losses                                       2,616,468    1,825,363
                                                    ----------    ---------

NonInterest Income
   Service charges, fees and commissions               170,664      152,666
   Other operating income                              198,826        9,654
                                                    ----------    ---------

   Total Noninterest Income                            369,490      162,320
                                                    ----------    ---------

Noninterest Expense
   Salaries and employee benefits                    1,158,902      855,589
   Occupancy expense                                   298,950      187,284
   Other operating expenses                            666,518      439,105
                                                    ----------    ---------

   Total Noninterest Expenses                        2,124,370    1,481,978
                                                   -----------    ---------

Income Before Income Taxes                             861,588      505,705

Income Tax Expense                                     322,242      170,151
                                                    ----------    ---------

Net Income                                         $   539,346   $  335,554
                                                    ==========    =========


Net Income Per Share (Basic and Diluted)           $      0.09   $     0.06
                                                    ==========    =========


Weighted Average Shares Outstanding 1                6,000,000    6,000,000

Diluted Weighted Average Shares
   Outstanding                                       6,064,000

1  Prior Year Restated to Reflect 2 for 1 Stock Split.

       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                September 30,   December 31,
                                                    2002            2001
                                                 (Unaudited)      (Audited)

     ASSETS

Cash and due from banks                         $  9,618,011   $  8,160,163
Federal funds sold                                 6,797,000      3,387,000
                                                 -----------    -----------

   Total Cash and Cash Equivalents                16,415,011     11,547,163

Securities held to maturity (fair value
   $16,856,805 and $5,704,751)                    16,863,103      5,657,937
Loans, net of allowance for loan losses of
   $2,129,804 at September 30, 2002, and
   $1,792,850 at December 31, 2001               210,850,051    177,422,689
Bank premises and equipment net                   10,129,100      8,365,639
Federal Reserve Bank stock (restricted)              529,250        529,250
Accrued interest receivable                        1,606,365      1,637,979
Investment in life insurance contracts             7,882,006      7,500,000
Other assets                                       1,486,972      1,592,397
                                                 -----------    -----------

   Total Assets                                 $265,761,858   $214,253,054
                                                 ===========    ===========

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                        $ 21,704,225   $ 15,798,126
     Interest bearing                              8,899,146      7,535,247
   Savings deposits                               25,290,685     18,646,950
   Other time deposits                           187,919,592    152,031,073
                                                 -----------    -----------

   Total Deposits                                243,813,648    194,011,396

Accrued interest payable                             626,493        687,354
Income taxes payable                                 347,586        459,545
Accrued expenses and other liabilities               347,509        203,685
                                                 -----------    -----------

   Total Liabilities                             245,135,236    195,361,980
                                                 -----------    -----------

   STOCKHOLDERS' EQUITY

Common stock - (12,000,000 shares authorized)
   6,000,000 shares issued and outstanding,
   $2.00 par value                                12,000,000     12,000,000
Paid-in-surplus                                    5,964,331      5,964,331
Retained earnings                                  2,662,291        926,743
                                                 -----------    -----------

   Total Stockholders' Equity                     20,626,622     18,891,074
                                                 -----------    -----------

   Total Liabilities and Stockholders' Equity   $265,761,858   $214,253,054
                                                 ===========    ===========

       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)



                           Common      Paid in  Retained Earnings/
                            Stock      Capital (Accumulated Deficit)  Total

Balance, December 31,
   2000$                 12,000,000   $ 5,964,331   $  (81,922)   $17,882,409

Net Income                                             743,188        743,188
                         ----------    ---------     ---------     ----------

Balance September 30,
   2001                 $12,000,000   $ 5,964,331   $  661,266    $18,625,597
                         ==========    ==========    =========     ==========


Balance, December 31,
   2001                  12,000,000    5,964,331       926,743     18,891,074

Net Income                                           1,735,548      1,735,548
                         ----------    ---------     ---------     ----------

Balance September 30,
   2002                 $12,000,000   $5,964,331    $2,662,291    $20,626,622
                         ==========    =========     =========     ==========


       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                      2002          2001

Operating Activities:
   Net income                                   $  1,735,548   $    743,188
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                     476,000        470,000
       Depreciation                                  624,282        402,130
       Income from life insurance contracts         (382,006)
       Net change in:
         Interest receivable                          31,614       (214,783)
         Other assets                                105,425       (478,068)
         Accrued expense and other liabilities       (28,996)       363,404
                                                 -----------    -----------

   Net Cash Provided by Operating Activities       2,561,867      1,285,871
                                                 -----------    -----------

Investing Activities:
   Payments for the purchase of property          (2,387,743)    (2,787,021)
   Net change in loans                           (33,903,362)   (40,528,174)
   Maturity of securities available for sale                      8,913,173
   Maturity of securities held-to-maturity                          800,767
   Purchase of securities held to maturity       (11,205,166)
                                                 ------------   -----------

Net Cash Used in Investing Activities            (47,496,271)   (33,601,255)
                                                 -----------    -----------

Financing Activities:
   Net change in:
     Demand and saving deposits                   13,913,733     12,599,406
     Time deposits                                35,888,519     19,974,386
                                                  ----------   ------------

   Net Cash Provided by Financing Activities      49,802,252     32,573,792
                                                 -----------    -----------

Net Increase in Cash and Cash Equivalents          4,867,848        258,408

Cash and Cash Equivalents, Beginning of Period    11,547,163      7,871,754
                                                 -----------    -----------

Cash and Cash Equivalents, End of Period        $ 16,415,011   $  8,130,162
                                                 ===========    ===========

Supplemental Disclosure of Cash Paid:
   Interest                                     $  4,629,444   $  6,243,929
   Income taxes                                 $    969,889   $    374,606

Supplemental Disclosure of Non Cash Transactions:
   Loans made to finance sale of foreclosed real
     estate                                          184,399      196,781

       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The financial statements conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the nine month and three month periods ended September 30, 2002 and 2001. The notes included herein should be read in conjunction with the notes to financial statements included in the 2001 annual report to stockholders of New Peoples Bankshares, Inc.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and estimated fair value of held-to-maturity securities as of September 30, 2002 are as follows:

                                              Gross       Gross
                                Amortized  Unrealized  Unrealized    Fair
                                  Cost        Gains      Losses      Value

          Securities Held to Maturity
          September 31, 2002

          U.S. Government
            Agencies            $16,761,007  $          $12,627   $16,748,380
          Municipal Governments     102,096     6,329                 108,425
                                 ----------   -------    ------    ----------

          Total Securities Held
             To Maturity        $16,863,103  $  6,329   $12,627   $16,856,805
                                 ==========   =======    ======    ==========

          Securities Held to Maturity
          December 31, 2001

          U.S. Government
             Agencies           $ 5,555,840  $ 43,027   $         $ 5,598,867
          Municipal Governments     102,097     3,787                 105,884
                                 ----------   -------    ------    ----------

          Total Securities Held
             To Maturity        $ 5,657,937  $ 46,814   $         $ 5,704,751
                                 ==========   =======    ======    ==========

                          NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3    ALLOWANCE FOR LOAN LOSSES:

          Transactions in the Bank's allowance for loan losses are shown in the following schedule:
                                                   For the Nine Months Ended
                                                   September 30,September 30,
                                                       2002        2001

          Balance, beginning of period             $1,792,850    $1,311,348
          Provision for loan losses                   476,000       470,000
          Charge-offs                                (172,001)      (69,906)
          Recoveries                                   32,955         4,142
                                                    ---------     ---------

          Balance, End of Period                   $2,129,804    $1,715,584
                                                    =========     =========


NOTE 4    COMMON STOCK:

             On December 12, 2001, the Board approved a 2 for 1 stock split to shareholders of record on January 1, 2002 by reducing the par value of common stock from $4 to $2 per share. This split resulted in an additional 3,000,000 shares of stock outstanding.


NOTE 5   EARNINGS PER SHARE:

             The weighted average shares outstanding used for the calculation of earnings per share has been adjusted to reflect the 2 for 1 stock split that was effective January 1, 2002. Diluted earnings per share have been calculated for the current periods to reflect the dilutive effect of the 256,000 exercisable outstanding options granted to employees and directors of the Bank. The dilution calculation assumes that all options were exercised at the beginning of the period and that the proceeds were used to purchase common stock at the average market price during the period.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations


Overview

    We opened for business on October 28, 1998 and have achieved outstanding growth. As of September 30, 2002, the Bank had total deposits of $243,813,648 and total gross loans of $212,979,855.

    Our net income for the nine months ended September 30, 2002 was $1,735,548; an increase of $992,360 over net income of $743,188 for the nine months ended September 30, 2001.

    For the foreseeable future, management will continue its strategy of providing personal and customized financial services to individuals, small to medium size businesses and the professional community. The Bank will strive to serve the banking needs of its customers by developing personal, hometown relationships.

Net Interest Margin

      Our interest margin on earning assets was 5.09% for the first nine months of 2002, compared with 4.07% for the first nine months of 2001. Interest rates were lower during the first nine months of 2002 compared to the first nine months of 2001. The average yield on earning assets decreased 95 basis points and the average cost of funds decreased 240 basis points, resulting in the increase in the net interest margin. Due to strong loan demand, we were able to maintain a yield on loans of 8.33% during the first nine months of 2002, compared to 9.36% during the first nine months of 2001.

    Our interest margin was 5.09% for the quarter ended September 30, 2002 and 4.23% for the same period in 2001. Interest rates were lower during the third quarter of 2002 compared to the same period in 2001, due to interest rate cuts by the Federal Reserve Bank. The average yield on earning assets decreased 56 basis points and the average cost of funds decreased 175 basis points, resulting in the increase in the net interest margin. Because of a strong loan demand, we were able to maintain a yield on loans of 8.27% during the current quarter compared to 8.75% for the same period in 2001. We continue to offer attractive loan and deposit rates in order to attract new customers.

Provision for Loan Losses

    Our provision for loan losses for the first nine months of 2002 was $476,000 compared with $470,000 for the same period of 2001. Net loan charge-offs for the first nine months of 2002 were $139,046 resulting in an allowance for loan losses of $2,129,804 (approximately 1% of total loans).

    Our provision for loan losses for the third quarter of 2002 was $198,000 compared to $129,000 for the same period of 2001. Net loan charge-offs for the third quarter of 2002 were $94,324.

    We consider the calculation of the allowance for loan losses a critical accounting policy. Although we have experienced lenders who are familiar with their customer base, most loans are too recently originated to have exhibited signs of weakness and the Bank does not have an adequate history of loan losses to develop accurate risk factors. In calculating the amount of the allowance for loan losses, we use guidelines that have been traditionally recommended by the bank regulatory agencies. At each balance sheet date, we adjust the allowance to equal the larger of 1% of loans outstanding or an amount calculated by multiplying a loss factor times the amount of loans in each risk classification pool. The pools and loss factors used in this calculation are as follows: loss - 100%, doubtful - 50%, substandard - 10%, special mention - 1%, pass - .5%. In addition we consider current economic conditions, changes in the nature and volume of the loan portfolio, and known adverse factors that may affect the borrowers ability to repay. We intend to continue to set the allowance under this policy unless there is a clear indication that this policy is resulting in an excessive allowance.

    As our loan portfolio matures, a loss rate specific to us will emerge and these loss percentages will be applied to our loan portfolio. This will result in an allowance calculation that is tailored to reflect the risk associated with our loan portfolio.

    Our allowance for loan losses represents management's best estimate of the probable loan losses incurred as of each balance sheet date.

Noninterest Income

    Noninterest income increased from $485,393 in the first nine months of 2001 to $1,035,226 in the first nine months of 2002. Noninterest income as a percentage (annualized) of average total assets increased from .27% for the first nine months of 2001 to .45% for the first nine months of 2002. The increase in the dollar amount is due to a significant increase in overdraft charges and $341,488 of income produced by bank owned life insurance ("BOLI") purchased during the fourth quarter of 2001. The increase in fee income is consistent with the growth in assets and deposits of the Company.

     Noninterest income increased from $162,320 in the third quarter of 2001 to $369,490 in the third quarter of 2002. Noninterest income as a percentage (annualized) of average total assets increased from .32% for the third quarter of 2001 to .60% for the third quarter of 2002. The increase is due to a significant increase in overdraft charges, and $115,000 of income produced by BOLI. The increase in fee income is consistent with the growth in assets and deposits of the Company.

Noninterest Expense

    Noninterest expense increased from $4,015,450 in the first nine months of 2001 to $5,759,441 in the first nine months of 2002. The increase was due to additional staffing and expenses associated with the new branches opened and the general growth in operations. Noninterest expenses as a percentage (annualized) of average assets increased from 2.99% for the first nine months of 2001 to 3.30% for the first nine months of 2002.

     Noninterest expense increased from $1,481,978 in the third quarter of 2001 to $2,124,370 in the third quarter of 2002. The increase was due to additional staffing and expenses associated with the new branches opened and the general growth in operations. Noninterest expenses as a percentage (annualized) of average assets increased from 2.99% for the third quarter of 2001 to 3.43% for the third three month period of 2002. Noninterest expense in the future will depend on our growth and the number of new branch locations.

Bank Premises

    At December 31, 2001, the Bank had full service branches in Honaker, Weber City, Castlewood, Haysi, Pounding Mill, Lebanon, Virginia and Princeton, WV. The Bank also had loan production offices in Norton, Clintwood, and Abingdon, Virginia.

    On January 3, 2002 the Bank opened a branch in Gate City, Virginia. The branch is a 3,600 square foot brick building situated on a one acre lot, containing a full service branch with two drive-thru lanes and an ATM. The branch is located at 326 East Jackson Street, Gate city, Virginia 24251.

    On May 16, 2002 the Bank opened a branch in Clintwood, Virginia. The branch is a 3,600 square foot brick building situated on a one acre lot, containing a full service branch with two drive-thru lanes and an ATM. The branch is located at Route 83 Colley Shopping Center, Clintwood, Virginia 24228.

    On August 8, 2002 the Bank opened a full service branch at Big Stone Gap, Virginia. The branch is a 3,600 square foot brick building situated on a half-acre lot, containing a full service branch with two drive-thru lanes and an ATM. The branch is located at 419 Shawnee Avenue East, Big Stone Gap, Virginia 24219.

    On September 26, 2002 the Bank opened a full service branch in Tazewell, Virginia. The branch is a 53 x 35.5 foot bricked-facade building situated on a ..4-acre lot, containing a full service branch with two drive-thru lanes and an ATM. The branch is located at 157 Tazewell Mall Circle, Tazewell, Virginia 24651.

    An application has been filed for permission to establish a branch office in Davenport, Virginia from a leased facility located on the Northeast corner of the intersection of State Routes 80 & 600. Minimal renovation expense will be involved, and operations will be limited to two tellers, primarily providing deposit conveniences for the community. The Bank plans to open for operation on November 21, 2002.

    Land has been purchased and construction has begun for a full service branch within the corporate limits of Grundy, Virginia, on State Route 460. Estimated costs are $615,000 for premises and $160,000 for furniture and equipment. The Bank plans to open the branch early in 2003.

    Land has been purchased and construction has begun for a full service branch in Bloomingdale, Tennessee. Estimated costs are $500,000 for premises and $140,000 for furniture and equipment. The Bank plans to open the branch in early spring 2003.

    Management will continue to investigate and consider other possible sites that would enable the Bank to profitably serve its chosen market area. Increased purchases of premises and equipment for the year 2002 will depend on the decision to open additional branches.

Loans

    Total loans have increased $33,764,316 during the first nine months of 2002 to $212,979,855. Approximately 59% of the loan portfolio is secured by real estate.

    Loans receivable outstanding are summarized as follows:

                  Loan Portfolio
                  (in thousands)
                                                   September 30, December 31,
                                                       2002         2001

    Commercial, financial and agricultural            $ 40,401    $ 35,168
    Real estate - construction                           4,057       3,845
    Real estate - mortgage                             122,294      98,229
    Installment loans to individuals                    46,228      41,974
                                                       -------     -------

      Total                                           $212,980    $179,216
                                                       =======     =======

Loan Portfolio Risk Factors

    Nonaccrual and past due loans are shown in the following schedule. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

                                                   September 30, December 31,
                                                       2002         2001
    Principal:                                          (In Thousands)
      Nonaccrual and past due loans:
        Nonaccruing loans                            $   638     $    47
        Loans past due 90 days or more
           and still accruing                            174          29
                                                      ------      ------

      Total                                          $   812     $    76
                                                      ======      ======

    Percent of total loans                              0.38%       0.04%

Deposits

    Our deposits increased $49,802,252 during the first nine months of 2002 to $243,813,648 at September 30, 2002. A schedule of deposits by type is shown in the balance sheet. Time deposits of $100,000 or more equaled 19.5% of total deposits at September 30, 2002 and 20.0% at December 31, 2001. We do not have brokered deposits and internet accounts are limited to customers in the surrounding geographical area. A maturity schedule of deposits is included in Table III.

Capital

    Capital as a percentage of total assets was 7.76% at September 30, 2002, still exceeding regulatory requirements. On December 12, 2001 the Board approved a 2 for 1 stock split to shareholders of record on January 1, 2002. On October 15, 2002 a public offering of 1.2 million shares of stock at $10 per share was commenced to raise additional capital to fund expansion. The offering is restricted to residents of Virginia, West Virginia, and Tennessee.

Liquidity and Interest Sensitivity

    At September 30, 2002, we had liquid assets of approximately $16.4 million in the form of cash, federal funds sold, and deposits in other banks. We believe that our liquid assets are adequate at September 30, 2002. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. In the event we would need additional funds, we have the ability to purchase federal funds under established lines of credit of $3.5 million.

    At September 30, 2002, we had a negative cumulative Gap Rate Sensitivity Ratio of 19.44% for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Bank's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table III shows the Bank's interest sensitivity by year.

Employees

    Our full time equivalent employees have increased from 111 at December 31, 2001 to 145 at September 30, 2002. Future increases in the number of employees will depend on the selection and approval of additional new branches.

New Accounting Pronouncement

    We are not aware of any new accounting pronouncements that would have a significant effect on our financial statements.

Securities and Exchange Commission Website

    The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including New Peoples Bankshares, Inc., and the address is (http://www.sec.gov.).

Table I

                          NEW PEOPLES BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                            AVERAGE BALANCE SHEET
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (In thousands of dollars)


                                        2002                            2001
                             Average            Average     Average              Average
                             Balance   Income/    Rates      Balance   Income/    Rates
                              Sheet    Expense Earned/Paid    Sheet    Expense Earned/Paid

ASSETS
   Loans including fees     $195,878  $ 12,233    8.33%      $152,506  $ 10,710   9.36%
   Federal Funds sold          7,906       100    1.69%        10,133       354   4.66%
   Other investments           3,319       141    5.66%         4,896       224   6.10%
                             -------   -------    ----        -------   -------    ----

   Total Earning Assets     $207,103   $12,474    8.03%       167,535    11,288   8.98%
                                        ------    ----                  -------   ----

   Allowance for loans
     losses                   (1,947)                        (1,515)
   Non-earning assets         27,308                         13,091
                             -------                        -------

   Total Assets             $232,464                       $179,111
                             =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand - Interest
       bearing              $ 12,877  $    145    1.50%      $  5,529  $    135   3.26%
     Savings                  18,049       268    1.98%        11,218       192   2.28%
     All other time
       deposits              160,893     4,155    3.44%       130,878     5,843   5.95%
                             -------     -----   ------       -------   -------   ----

     Total Deposits          191,819     4,568    3.18%       147,625     6,170   5.57%

Federal Funds Purchased           22                  %                              %
                             -------   -------     ---        -------   -------  ----

     Total Interest
       Expense               191,841     4,568    3.17%       147,625    6,170   5.57%
                             -------   -------   ------        -------  -------  -----

   Non-interest bearing
     deposits                 19,471                           12,050
   Other liabilities           1,254                            1,167
                             -------                          -------

     Total Liabilities       212,566                          160,842

   Stockholders' Equity       19,898                           18,269
                             -------                          -------

   Total Liabilities and
     Stockholders' Equity $  232,464                         $179,111
                           =========                          =======

   Net Interest Earnings              $  7,906                        $  5,118
                                       =======                         =======

   Net Yield on Interest
     Earning Assets                               5.09%                           4.07%
                                                  ====                            ====

   Net Interest Spread                            4.86%                           3.41%
                                                  ====                            ====

(1) Non-accrual loans are not significant and have been included in the average balance of loans outstanding.
(2) Loan fees are not material and have been included in interest income on loans.
(3) Tax exempt income is not significant and has been treated as fully taxable.

Table II

                          NEW PEOPLES BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                            AVERAGE BALANCE SHEET
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (In thousands of dollars)

                                        2002                          2001
                              Average            Average    Average            Average
                              Balance  Income/    Rates     Balance  Income/    Rates
                               Sheet   Expense Earned/Paid   Sheet   Expense Earned/Paid

ASSETS
   Loans including fees       $207,422  $  4,286  8.27%     $173,761  $  3,802   8.75%
   Federal Funds sold            9,978        42  1.68%        8,318        69   3.32%
   Other investments             3,817        50  5.24%        2,998        53   7.07%
                               -------   -------  ----       -------   -------   ----

   Total Earning Assets        221,217     4,378  7.92%      185,077     3,924   8.48%
                                         -------  ----                 -------   ----

   Allowance for
     loans losses               (2,061)                       (1,730)
   Non-earning assets           28,958                        15,242
                               -------                       -------

   Total Assets               $248,114                      $198,589
                               =======                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand - Interest
       bearing                $ 13,439  $     52  1.55%     $  6,363  $     48   3.02%
     Savings                    19,617        98  2.00%       15,651        95   2.43%
     All other time
       deposits                171,663     1,414  3.29%      141,892     1,827   5.15%
                               -------   -------  ----       -------   -------   ----

     Total Deposits            204,719     1,564  3.06%      163,906     1,970   4.81%
                                         -------  ----                 -------   ----

   Non-interest bearing
     deposits                   21,755                       14,844
   Other liabilities             1,136                        1,207
                               -------                      -------

     Total Liabilities         227,610                      179,957

   Stockholders' Equity         20,504                       18,632
                               -------                      -------

   Total Liabilities and
     Stockholders' Equity   $  248,114                      $198,589
                             =========                       =======

   Net Interest Earnings               $  2,814                      $  1,954
                                         =======                      =======

   Net Yield on Interest
     Earning Assets                               5.09%                          4.23%
                                                  ====                           ====

   Net Interest Spread                            4.86%                          3.67%
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

Table III

                          NEW PEOPLES BANKSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                             (In thousands of dollars)

                                                                                     Over 5
                                                                                      Years
                         1-90     91-365                                              or no
Uses of Funds            Days      Days     Year 2     Year 3     Year 4    Year 5    Maturity     Total

Loans                 $ 24,429   $ 50,178   $ 28,816   $ 19,961   $20,050   $31,319  $  38,227   $212,980
Federal funds
   sold                  6,797                                                                      6,797
Investments             13,995      2,057                   811                            529     17,392
                       -------    -------    -------    -------   -------    ------    -------     ------

   Total                45,221     52,235     28,816     20,772    20,050    31,319     38,756    237,169
                       -------    -------   --------   --------    ------    ------    -------    -------


Sources of
   Funds

Deposits

   Demand and
   savings              34,169                                                                    34,169
     Time deposits
        < $100M         43,461     80,333     6,857      1,977      6,421     1,344              140,393
     Time deposits
       > $100M          13,695     27,120     2,445        802      3,033       432               47,527
                       -------    -------   -------      -----      -----     -----     ------     ------

   Total Deposits       91,325    107,453     9,302      2,779      9,454     1,776              222,089
                       -------   --------    ------      -----      -----     -----     ------    -------

Discrete Gap           (46,104)   (55,218)   19,514     17,993     10,596     29,543    38,756    15,080


Cumulative Gap         (46,104)  (101,322)  (81,808)   (63,815)   (53,219)   (23,676)   15,080


Ratio of
   Cumulative Gap
   To Total Earning
   Assets               -19.44%    -42.72%   -34.49%    -26.91%    -22.44%    -9.98%      6.36%




Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 2002. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of deposits in other banks are included in the period of maturity.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as New Peoples Bankshares, inc. (New Peoples) that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are now required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. Under rules adopted by the Securities and Exchange
Commission effective August 29, 2002, these disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      We have established our disclosure controls and procedures to ensure that material information related to New Peoples is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, and the other executive officers of New Peoples and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to New Peoples' operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of October 31, 2002, a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, New Peoples' management, including the Chief Executive Officer and the Chief Financial Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

      During the period reported upon, there were no significant changes in New Peoples' internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

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

(b)   Reports on Form 8-K filed during the three months  ended  September  30,
      2002

      None

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW PEOPLES BANK, INC.


                                       By: KENNETH D. HART
                                           ----------------------------------
                                           Kenneth D. Hart
                                           President and Chief Executive
                                           Officer


                                       By: FRANK SEXTON, JR.
                                           ----------------------------------
                                           Frank Sexton, jr.
                                           Executive Vice President and
                                           Chief Financial Officer



November 14, 2002


(Certification of CEO/CFO under Section 906 of the Sarbanes-Oxley Act of 2002 enclosed separately as correspondence with this filing.)

                                  CERTIFICATION
                          OF CHIEF OPERATING OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)


I, Kenneth D. Hart, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of New Peoples Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                         /s/ KENNETH D. HART
                                         -------------------------
                                         Kenneth D. Hart
                                         President and Chief Executive
                                         Officer

                                  CERTIFICATION
                          OF CHIEF OPERATING OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)


I, Frank Sexton, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of New Peoples Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                         /s/ FRANK SEXTON, JR.
                                         -------------------------------
                                         Executive Vice President and
                                         Chief Financial Officer