Form 10-K
period 2002-12-31
NEW PEOPLES BANKSHARES INC
filed 2003-03-31
CIK 1163389

Securities And Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For fiscal year ended December 31, 2002

                        Commission File Number 000-33411

                         New Peoples Bankshares, Inc.
            (Exact Name of Registrant as Specified in its Charter)

                  Virginia                                     31-1804543
            (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                   Identification
                                                             No.)

                          2 Gent Drive                          24260
                          Honaker, VA                         (Zip Code)
            (Address of principal executive offices)

      (Registrant's telephone number including area code) (276) 873-6288

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - $2 Par Value

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subhject to such filing requirements for past 90 days.  Yes ..X. No ....

    Indicate by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated  filer (as defined in Exchange Act Rule 12b-2).  Yes ....  No ..X..


    The aggregate market value of the voting stock held by non-affiliates, based on the last reported sales prices of $10.00 per share during the first quarter of 2003, was $62,740,040.

    The number of shares outstanding of the registrant's common stock, was 6,903,862 as of March 15, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                            LOCATION OF EXHIBIT INDEX

       The index of exhibits is contained herein on page 62.

                                TABLE OF CONTENTS


                                                                        Page
PART I

     Item 1.  Description of Business                                     3

     Item 2.  Description of Property                                    12

     Item 3.  Legal Proceedings                                          13

     Item 4.  Submission of Matters to a Vote of Security Holders        13

PART II

     Item 5.  Market for Common Equity and Related Stockholder Matters   14

     Item 6.  Selected Historical Financial Information                  15

     Item 7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations            16

     Item 7A. Market and Interest Rate Risk Management                   31

     Item 8.  Financial Statements                                       33

     Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     55

PART III

     Item 10. Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act                                             55

     Item 11. Executive Compensation                                     57

     Item 12. Security Ownership of Certain Beneficial Owners
                and Management                                           58

     Item 13. Certain Relationships and Related Transactions             60

     Item 14. Controls and Procedures                                    61

PART IV

     Item 15. Exhibits and Reports on Form 8-K                           62

SIGNATURES                                                               63

PART I


Item 1.                     Description of Business

General

New Peoples Bankshares, Inc. is the bank holding company for New Peoples Bank, Inc., a Virginia banking corporation headquartered in Honaker, Virginia. We are engaged in the commercial banking business, primarily serving Russell, Scott, Buchanan, Dickenson, Washington and Wise Counties in southwest Virginia and Mercer County in West Virginia. In addition, the close proximity and mobile nature of individuals and businesses in adjoining counties in Virginia and West Virginia and nearby cities places these markets within our bank's targeted trade area. We also serve individuals and businesses from other areas, including northeastern Tennessee and eastern West Virginia.

We offer a range of banking and related financial services focused primarily towards serving individuals, small to medium size businesses, and the professional community. We strive to serve the banking needs of our customers while developing personal, hometown relationships with them. Our board of directors believes that marketing customized banking services will enable us to establish a niche in the financial services marketplace in our market.

We provide professionals and small and medium size businesses in our market area with responsive and technologically advanced banking services. These services include loans that are priced on a deposit relationship basis, easy access to our decision makers, and quick and innovative action necessary to meet a customer's banking needs. Our capitalization and lending limit enables us to satisfy the credit needs of a large portion of the targeted market segment. When a customer needs a loan that exceeds our lending limit, we try to find other financial institutions to participate in the loan with us.

Our History

The bank was incorporated under the laws of the Commonwealth of Virginia on December 9, 1997 and began operations on October 28, 1998. On September 27, 2001, the shareholders of the bank approved a plan of reorganization under which they exchanged their shares of bank common stock for shares of our common stock. On November 30, 2001, the reorganization was completed and the bank became our wholly owned subsidiary. The bank is our only subsidiary.

The formation of the bank was first discussed by a group of citizens who responded to their community's yearning for the friendly hometown banking provided for years by Peoples Bank, which also originated in Russell County. Peoples Bank served their community as an independent community bank from its formation in 1970 until 1987 and as part of the Premier Bank family from its acquisition by Premier Bankshares Corporation in 1987 until 1997. First Virginia Banks, Inc. acquired Premier and all of its banking subsidiaries in 1997. Although Peoples Bank and New Peoples Bank have no formal or legal connection, several of the officers, board members and employees who made Peoples Bank a success formed the nucleus for New Peoples Bank.

This core Russell County group invited residents of Scott County, Buchanan County and Dickenson County to promote the idea of organizing southwest Virginia's first community bank in almost two decades. The community response was overwhelming and over 2,400 shareholders emerged to raise in excess of $11 million dollars in start-up capital within a 90-day sale period. The Commonwealth of Virginia authorized the bank to open three banks at once, including the central headquarters in Honaker, Virginia, and branches in Weber City and Castlewood, Virginia. Loan production offices were opened in Norton, Clintwood and Claypool Hill, Virginia.

Location and Market Area

We initially opened with full service branches in Honaker and Weber City, Virginia and in 1999 opened a full service branch in Castlewood, Virginia. During 2000, we opened full service branches in Haysi and Lebanon, Virginia. During 2001, we opened branches in Pounding Mill, Virginia and Princeton, West Virginia. In 2002, we have opened branch offices in Gate City, Clintwood, Big Stone Gap, Tazwell and Davenport, Virginia. We also have loan production offices located in Norton and Abingdon, Virginia. Management will continue to investigate and consider other possible sites that would enable us to profitably serve our chosen market area.

In order to open any additional banking offices, we must obtain prior regulatory approval, which takes into account a number of factors, including, among others, a determination that we have capital in an amount deemed necessary to warrant additional expansion and a finding that the public interest will be served. While we plan to seek regulatory approval at the appropriate time to establish additional banking offices, there can be no assurance when or if we will be able to undertake such expansion plans.

Internet Site

In March 2001, we opened our internet banking site at www.newpeoplesbank.com. The site includes a customer service area that contains branch and ATM locations, product descriptions and current interest rates offered on deposit accounts. Customers with internet access can access account balances, make transfers between accounts, enter stop payment orders, order checks, and use an optional bill paying service. New customers who live within a limited market area can open accounts on line.

Banking Services

General. We accept deposits, makes consumer and commercial loans, issues drafts, and provide other services customarily offered by a commercial bank, such as business and personal checking and savings accounts, walk-up tellers, drive-in windows, and 24-hour automated teller machines. New Peoples Bank is a member of the Federal Reserve System and its deposits are insured under the Federal Deposit Insurance Act to the limits provider thereunder.

We offer a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans may include secured and unsecured loans for financing automobiles, home improvements, education and personal investments.

Our lending activities are subject to a variety of lending limits imposed by state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general New Peoples Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of its capital and surplus in the case of loans which are not fully secured by readily marketable or other permissible types of collateral. The bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit.

We obtain short-to medium term commercial and personal loans through direct solicitation of owners and continued business from customers. Completed commercial loan applications are reviewed by our loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the bank's experience and its credit underwriting guidelines.

Loans by type as a percentage of total loans are as follows:

                                             December 31,
                            2002      2001       2000      1999       1998
                            ----------------------------------------------
Commercial, financial
   and agriculture          19.32%    19.62%     22.84%    26.94%     46.70%
Real estate
   - construction            2.52%     2.15%      1.17%     2.64%      1.45%
Real estate
   - mortgage               58.93%    54.81%     54.05%    47.70%     31.76%
Installment loans
   to individuals           19.23%    23.42%     21.94%    22.72%     20.09%
                           ------    ------     ------    ------     ------

   Total                   100.00%   100.00%    100.00%   100.00%    100.00%
                           ======    ======     ======    ======     ======

Commercial Loans. We make commercial loans to qualified businesses in our market area. Our commercial lending consists primarily of commercial and industrial loans to finance accounts receivable, inventory, property, plant and equipment. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. To manage these risks, our underwriting guidelines require us to secure commercial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, we actively monitor certain measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

Residential Mortgage Loans. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities. Maturities for construction loans generally range from 4-12 to months for residential property and from 6 to 18 months for non-residential and multi-family properties.

Under our underwriting guidelines, residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with the appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Loans for owner-occupied property are generally made with a loan-to-value ratio of up to 80% for first liens. Higher loan-to-value ratios are allowed based on the borrower's unusually strong general liquidity, net worth and cash flow. Loan-to-value ratios for home equity lines of credit generally do not exceed 90%. If the loan-to-value ratio exceeds 80% for residential mortgage loans, the bank obtains appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

Construction Loans. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, our underwriting guidelines limit loan-to-value ratios for residential property to 85% and for non-residential property and multi-family properties to 80%, in addition to its usual credit analysis of its borrowers. Management feels that the loan-to-value ratios described above are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss.

Consumer Loans. Our consumer loans consist primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans that we make include home improvement loans, debt consolidation loans and general consumer lending. Consumer loans entail greater risk than residential mortgage loans do, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Our underwriting policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful analysis of the borrower. In evaluating consumer loans, we require our lending officers to review the borrower's level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, we maintain an appropriate margin between the loan amount and collateral value.

Other Bank Services. Other bank services include safe deposit boxes, cashier's checks, certain cash management services, traveler's checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer ATM card services that can be used by our customers throughout Virginia and other regions. We also offer MasterCard and VISA credit card services through an intermediary.

We do not anticipate exercising trust powers in the next few years. We may establish a trust department in the future but cannot do so without the prior approval of the Virginia State Corporation Commission's Bureau of Financial Institutions. In the interim, we may contract for trust services to our customers through outside vendors.

The following table discloses selected financial information related to our operations during the last three years.

                                     Table 1
                             Selected Financial Data
                             (Dollars in thousands)

                                       As of / For the Year Ended
                                              December 31,

                                       2002       2001         2000

Total assets                        $291,398    $214,253    $157,391
Securities                            34,305       5,658      11,873
Loans, net of allowance
   for loan losses                   220,170     177,423     129,775
Deposits                             263,805     194,011     138,447
Shareholder's equity                  26,481      18,891      17,882

Net interest income                   10,665       7,317       4,903
Provision for loan losses                603         571         513
Noninterest income                     1,412         753         444
Noninterest expense                    8,218       5,933       3,683
Net income                             2,178       1,009         761

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Southwest Virginia market area and elsewhere. Our market area is a highly competitive, highly branched banking market.

Competition in the market area for loans to small businesses and professionals, the bank's target market, is intense, and pricing is important. Most of our competitors have substantially greater resources and lending limits than we have. They offer certain services, such as extensive and established branch networks and trust services, that we do not expect to provide or will not provide in the near future. Moreover, larger institutions operating in the Southwestern Virginia market area have access to borrowed funds at lower cost than are available to us. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we may pay above-market rates to attract deposits. We generally pay above-market rates, usually one percent above current rates for a six-month period, to attract deposits when we open a new branch office.

While pricing is important, our principal method of competition is service. As a community banking organization, we strive to serve the banking needs of our customers while developing personal, hometown relationships with them. As a result, we provide a significant amount of service and a range of products without the fees that customers can expect from larger banking institutions.

According to a market share report prepared by the FDIC, as of June 30, 2002, the most recent date for which market share information is available, New Peoples Bank's deposits as a percentage of total deposits in its major areas were as follows: Russell County, VA - 31.84%, Scott County, VA - 24.91%, Dickenson County, VA - 16.99%, Tazewell County, VA - 1.79% and Mercer County, WV - 2.30%.

Employees

As of December 31, 2002, we had 150 total employees, 145 of which were full-time employees. None of our employees is covered by any collective bargaining agreement, and relations with employees are considered excellent.

Supervision and Regulation

General. As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, the ("BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

As a state-chartered commercial bank, we are subject to regulation, supervision and examination by the Commission. We are also subject to regulation, supervision and examination by the Federal Reserve Board. State and federal law also governs the activities in which we engage, the investments that we make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect our operations.

The earnings of our subsidiary, and therefore our earnings, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant federal and state laws to which we are subject. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Payment of Dividends. The Company is a legal entity separate and distinct from its banking subsidiary. The majority of our revenues are from dividends paid to us by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both we and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. We do not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2001, the Bank declared $25,000 in dividends payable to the Company. No dividends were declared during 2002.

Capital. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital," which, together with Tier 1 capital, composes "total capital").

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

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2002, we and the Bank were well capitalized.

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

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal banking regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on us must await completion of that regulatory process.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was signed into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to fight money laundering and grant the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. We do not expect that compliance with the IMLAFA will have a material impact on our or the Bank's results of operations or financial condition.

Sarbanes -Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (1) new requirements for audit committees, including independence, expertise and responsibilities; (2) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (5) new increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions became effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. We anticipate that we will incur additional expenses to comply with the provisions of the Sarbanes-Oxley Act and the resulting regulations. However, we do not expect that the added expenses for such compliance will have a material impact on our or the Bank's results of operations or financial condition.

Effect of Governmental Monetary Policies

Our operations are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future.

Item 2. Description of Property

At December 31, 2002, the Bank's net investment in Bank premises and equipment in service was $10,915,165. A schedule by type is shown in Note 7 to the financial statements. A description of the Bank's property is as follows.

Our main office in Honaker, Virginia, which we own, contains 11,800 square feet on three floors and is situated on 2.5 acres. The building contains a full service branch, administration operations, bookkeeping and credit departments, two drive-thru lanes and an ATM. The office is an attractive brick building with adequate room for current operations. The office is located at 2 Gent Drive, Honaker, Virginia 24260.

The Branch at Weber City, which we own, is a 2,700 square foot brick building situated on a 200 x 150 lot. It contains a full service branch with three drive-thru lanes and an ATM. The branch is located at 131 U.S. Highway 23 South, Weber City, Virginia 24290.

The Branch at Castlewood, which we own, is a 4,500 square foot brick building situated on a 300 x 150 lot. It contains a full service branch with two drive-thru lanes and an ATM. The branch is located at 102 Miners Drive, Castlewood, Virginia 24224.

The Branch at Haysi, which we own, is a 2,400 square foot brick building situated on a one-fourth acre lot. It contains a full service branch with drive-thru lanes and an ATM. The branch is located at 402 Main Street, Haysi, Virginia 24256.

The Branch at Lebanon, which we own, is a 6,000 square foot building, of brick construction, situated on a one acre lot. It contains a full service branch with drive-thru lanes and an ATM. The branch is located at 685 North East Main Street, Lebanon, Virginia 24266.

The Branch at Pounding Mill, which we own, is a 3,600 square foot brick building situated on a one acre lot. It contains a full service branch with two drive-thru lanes and an ATM. The branch is located on Route 460 at Pounding Mill, Virginia 24637.

The Branch at Princeton, which we own, is a 3,600 square foot brick building situated on a .39 acre lot. It contains a full service branch with two drive-thru lanes and an ATM. The branch is located at 1221 Stafford Drive, Princeton, West Virginia 24740.

On January 3, 2002, we opened a branch in Gate City, Virginia, which we own. The branch is a 3,600 square foot brick building situated on a one acre lot. It contains a full service branch with two drive-thru lanes and an ATM. The branch is located at 326 East Jackson Street, Gate City, Virginia 24251.

On May 16, 2002, we opened a branch in Clintwood, Virginia, which we own and which replaces the loan production office. The Bank is a 3,600 square foot brick building situated on a one acre lot. It contains a full service branch with drive thru lanes and an ATM. The branch is located on Route 83, Colley Shopping Center, Clintwood, Virginia 24228.

On August 8, 2002, we opened a branch in Big Stone Gap, Virginia, which we own. The Bank is a 2,800 square foot brick building situated on a half-acre lot. It contains a full service branch with drive thru lanes and ATM. The branch is located at 419 Shawnee Avenue East, Big Stone Gap, Virginia 24219.

On September 26, 2002, we opened a branch in Tazewell, Virginia, which we own. The Bank is a 1,900 square foot bricked building situated on a 0.4 acre lot. It contains a full service branch with drive thru lanes and an ATM. The branch is located at 157 Tazewell Mall Circle, Tazewell, Virginia 24630.

On December 5, 2002, we opened a semi-branch at Davenport, from leased facilities, primarily as a deposit-taking service to the community. The building is an original mobile unit, converted to a stationary structure, with partial wood siding and partial brick exterior. It contains one drive thru lane and no ATM. The location is at the intersection of State Routes 80 and 600, Davenport, VA 24239.

The loan production offices located in Norton and Abingdon are leased through operating lease arrangements with varying term lengths.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Land was purchased and construction is nearing completion for a full service branch in Grundy, Virginia. Approval was granted by the State Corporation Commission on March 3, 2003 for the new branch, which we own. The building is a 3,400 square foot building, situated on one acre of land. It contains a full service branch with drive thru lanes and an ATM. The branch is located on U.S. Route 460, RR4, Box 49, Grundy, Virginia 24614. The scheduled opening date is April 2003.

Land has been purchased and preliminary construction has begun for a full service branch in Bloomingdale, Tennessee. It is anticipated that construction will be completed by late autumn 2003, at costs similar to those for the Gate City and Clintwood branches.

We will continue to investigate and consider other possible sites that would enable us to profitably serve our chosen market area. Purchases of premises and equipment for the year 2003 will depend on the decision to open additional branches.

Item 3. Legal Proceedings

In the course of our operations, we may become a party to legal proceedings. We are not aware of any material pending or threatened legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

We have not submitted any matters to the vote of security holders for the quarter ending December 31, 2002.

PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

(a)  Market Information

     We act as our own transfer agent. At present, there is no public trading market for our common stock. Trades in our common stock occur sporadically on a local basis.

     The high and low trade prices of the Company's common stock known to us are set forth in the table below. Trade prices have been restated to show the effects of the 2 for 1 stock split on January 1, 2002. Other transactions may have occurred at prices about which we are not aware.

                                         2002                   2001
                                   ---------------       ---------------
                                     High     Low          High     Low
        1st quarter                $ 10.00  $10.00       $  4.50  $ 3.75
        2nd quarter                  10.00   10.00          4.50    3.75
        3rd quarter                  11.00   11.00          4.88    3.75
        4th quarter                  10.00   10.00          4.88    3.75

     The most recent sales price of which management is aware was $7.00 per share during the first quarter of 2003.

(b)  On March 1, 2003, there were approximately 5,630 shareholders of record.

(c)  Dividends

     We have not declared a dividend. The declaration of dividends in the future will depend on our earnings and capital requirements. We are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, we intend to follow a policy of retaining earnings, if any, for the purpose of increasing net worth and reserves during our initial years of operation in order to promote our growth and ability to compete in our market area. As a result, we do not anticipate paying a dividend on our Common Stock in 2003. See Note 15 and Note 18 for further discussion of dividend limitations and capital requirements.

(d)  Stock Offering

     On October 15, 2002, upon approval from the Securities and Exchange Commission, 1,200,000 shares of common stock were offered for sale by means of a prospectus to existing shareholders and to the general public in the states of Virginia, West Virginia and Tennessee only. The sale ended on February 7, 2003, after one 30 day extension from the original sale period. The total number of shares sold under the offering were 890,469, which resulted in total offering proceeds of $8,904,690. Expenses relating to the offering totaled $76,635, which results in net proceeds from the offering of $8,828,055.

     No underwriter was used during this offering and no commissions were paid.

Item 6.  Selected Historical Financial Information

The following consolidated summary sets forth selected financial data for us for the periods and at the dates indicated. The selected financial data has been derived from our audited financial statements for the years that ended December 31, 2002, 2001, 2000 and 1999. The following is qualified in its entirety by the detailed information and the financial statements included elsewhere in this 10K.

                                               Year Ended
                                              December 31,

                                  2002        2001        2000        1999
                                (Dollars in thousands, except per share data)
Income Statement Data

Gross interest income          $ 17,040     $15,267    $ 11,228    $  5,454
Gross interest expense            6,375       7,950       6,325       2,943
Net interest income              10,665       7,317       4,903       2,511
Provision for possible
   loan losses                      603         571         513         867
Net interest income after
   provision for loan losses     10,062       6,746       4,390       1,644
Non-interest income               1,412         753         444         243
Non-interest expense              8,218       5,934       3,683       2,644
Income (loss) before
   income taxes                   3,256       1,565       1,150        (757)
Income tax expense (benefit)      1,078         556         389        (433)
Net income (loss)                 2,178       1,009         761        (324)

Per Share Data and Shares
  Outstanding (1)

Net income, basic                  0.36        0.17        0.14       (0.14)
Net income, diluted                0.35        0.17        0.14       (0.14)
Cash dividends                       -           -           -           -
Book value at end of period        4.04        3.15        2.98        2.32
Tangible book value at
   period end                      4.04        3.15        2.98        2.32
Weighted average shares
   outstanding, basic (1)         6,105       6,000       5,400       2,300
Weighted average shares
   outstanding, diluted (1)       6,168       6,000       5,400       2,300
Shares outstanding at
   period end (1)                 6,008       6,000       6,000       2,400
Shares subscribed at period end     541          -           -           -

Period-End Balance Sheet Data

Total assets                    291,398     214,253     157,390      99,081
Total loans                     222,395     179,216     131,086      86,560
Total deposits                  263,805     194,011     138,447      87,490
Long-term debt                       -           -           -           -
Shareholders' equity             26,481      18,891      17,882      11,121

Performance Ratios

Return on average assets            0.86%       0.54%       0.58%      -0.45%
Return on average
   shareholders' equity             9.60%       5.49%       5.26%      -3.11%
Average shareholders' equity
   to average total assets          8.97%       9.89%      11.10%      14.38%
Net interest margin (2)             4.87%       4.31%       3.99%       3.78%

Asset Quality Ratios

Net charge-offs to average
   loans                            0.09%       0.06%       0.06%       0.06%
Allowance to period-end
   gross loans                      1.00%       1.00%       1.00%       1.00%
Nonperforming assets to
   gross loans                      0.34%       0.06%       0.07%       0.07%

Capital and Liquidity Ratios

Risk-based
   Tier 1 capital                  11.05%      10.99%      15.24%      13.60%
   Total capital                   12.11%      12.03%      16.36%      14.70%
Leverage capital ratio              9.51%       9.19%      11.73%      11.45%
Total equity to total assets        9.09%       8.82%      11.36%      11.22%


(1) We have adjusted all share amounts and per share data to reflect a two-for-one stock split of our common stock in January 2002.

(2) Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents our net yield on our earning assets.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2002 and 2001 as well as results of operations for the years ended December 31, 2002, 2001 and 2000. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this 10-K.

We are not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on our liquidity, capital resources or results of operations.

Overview

On September 27, 2001, New Peoples Bank's shareholders approved a plan of reorganization under which they exchanged their common stock for our common stock. On November 30, 2001, the reorganization was completed and New Peoples Bank became our wholly owned subsidiary. The accompanying financial information reflects the financial condition and operations of New Peoples Bank prior to November 30, 2001 and our consolidated financial condition and operations since then.

Since opening for business on October 28, 1998, we have achieved outstanding growth. At December 31, 2002, our total assets were $291.4 million, total deposits were $263.8 million and total loans were $222.4 million.

Our net income for the year ended December 30, 2002 was $2.2 million, compared to net income of $1.0 million and $761,000 for the years ended December 31, 2001 and 2000, respectively. Net income per share was $.36 for the year ended December 31, 2002, compared to $.17 and $.14 for 2001 and 2000, respectively.

For the foreseeable future, our management will continue its strategy of providing personal and customized financial services to individuals, small to medium size businesses and the professional community. We will strive to serve the banking needs of our customers by developing personal, hometown relationships.

Net Interest Income and Net Interest Margin

2002 Compared with 2001

Our net interest income, which equals total interest and dividend income less total interest expense, increased from $7.3 million for 2001 to $10.7 million for 2002. The increase was the result of higher average balances and an increase in the net interest margin.

Our net interest margin, which equals net interest income divided by total interest earning assets, in 2002 was 4.87%, compared to 4.31% for 2001. The rates received on earning assets decreased less than the rates paid on deposits, resulting in the increase in net interest margin. During 2002, interest rates fell in response to interest rate reductions by the Federal Reserve. However, we were able to maintain an average yield on loans of 8.28% for 2002, compared to 9.37% for 2001 due to the strong demand for loans that we experienced from our customers. The average yield on federal funds sold decreased from 4.15% in 2001 to 1.60% in 2002 as a result of the interest rate reductions. The average yield received on other investments decreased from 6.15% in 2001 to 3.16% in 2002 due to a general decrease in market interest rates. Consistent with market interest rate reductions, the average cost of deposits decreased from 5.18% for 2001 to 3.14% for 2002.

2001 Compared with 2000

Our net interest income increased from $4.9 million for 2000 to $7.3 million for 2001. The increase was the result of higher average balances and an increase in the net interest margin.

Our net interest margin on earnings assets for 2001 was 4.31%, compared to 3.99% for 2000. The rates on earning assets increased more than the rates paid on deposits, resulting in the increase in net interest margin. In response to strong loan demand, the average balance of loans increased $46.6 million and the average rate received on loans decreased from 9.52% for 2000 to 8.28% for 2001. The interest rates received on loans, federal funds sold and other investments decreased in response to a general decrease in market interest rates. Consistent with market rate decreases, the average cost of deposits decreased from 5.91% for 2000 to 5.18% for 2001.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.


                          NEW PEOPLES BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                            AVERAGE BALANCE SHEET
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND 2000
                            (In Thousands of Dollars)

                                            2002                         2001                        2000

                                                    Average                     Average                      Average
                                                     Rates                       Rates                        Rates
                                 Average    Income/  Earned/   Average   Income/ Earned/   Average   Income/  Earned/
                                 Balance    Expense   Paid     Balance   Expense  Paid     Balance   Expense   Paid
ASSETS

   Loans including
     fees                        $201,417   $16,675   8.28%    $155,891  $14,602   9.37%   $109,316  $10,408   9.52%
   Federal Funds
     sold                          12,501       200   1.60        9,514      395   4.15      10,392      646    6.22
   Deposits in other
     bank                                                                                       260       14    5.45
   Other investments                5,224       165   3.16        4,388      270   6.15       2,764      160    5.78
                                    -----      ----  -----        -----     ----  -----       -----     ----    ----

   Total Earning
     Assets                       219,142    17,040   7.78      169,793   15,267   8.99     122,732   11,228    9.15
                                             ------                       ------ ------               ------    ----

   Allowance for loans losses      (2,003)                       (1,573)                     (1,082)
   Non-earning assets              28,389                        17,649                       8,736
                                 --------                      --------                       -----

   Total Assets                  $245,528                    $  185,869                    $130,386
                                  =======                     =========                     =======


LIABILITIES AND STOCKHOLDER'S EQUITY

   Deposits
     Demand - Interest bearing   $ 13,253    $  194   1.46%  $    5,945  $   120   2.02     $  3,958       98    2.48
     Savings                       18,862       364   1.93       12,912      379   2.94        7,900      314    3.97
     All other time deposits      170,999     5,817   3.40      134,502    7,451   5.54       95,136    5,913    6.22
                                  -------    ------   ----     --------   ------   ----      -------   ------    ----

     Total Deposits               203,114     6,375   3.14      153,359    7,950   5.18      106,994    6,325    5.91
                                             ------   ----                 -----   ----                ------    ----

   Non-interest bearing deposits   20,901                        12,886                       8,074
   Other liabilities                1,340                         1,197                         847
                                    -----                         -----                        ----

     Total Liabilities            225,355                       167,442                     115,915

   Stockholder's Equity            20,173                        18,427                      14,471
                                 --------                      --------                      ------

   Total Liabilities and
     Stockholder's Equity       $ 245,528                      $185,869                    $130,386
                                 ========                       =======                     =======


   Net Interest Income                      $ 10,665                     $ 7,317                     $  4,903
                                              ======                      ======                       ======


   Net Yield on Interest
     Earning Assets                                   4.87%                        4.31%                        3.99%
                                                     =====                        =====                         ====


   Net Interest Spread                                4.64%                        3.81%                        3.24%
                                                     =====                        =====                         ====


(1) Non-accrual loans are not significant and have been included in the average balance of loans outstanding. (2) Loan fees are not material and have been included in interest income on loans.
(3) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and the average volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and expense which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the periods indicated. The change in interest due to both volume and rate has been allocated to the change due to rates.


                            Volume and Rate Analysis
                                (in thousands)

                         2002 Compared to 2001       2001 Compared to 2000
                         ---------------------       ---------------------
                          Increase (Decrease)         Increase (Decrease)

                                        Change in                   Change in
                                        Interest                    Interest
                       Volume    Rate    Income/   Volume    Rate    Income/
                       Effect   Effect   Expense   Effect   Effect   Expense

Interest Income:

   Loans               $4,264   $(2,191) $2,073    $4,434   $ (240)  $4,194
   Federal funds sold     124     (319)    (195)      (55)    (196)    (251)
   Deposits in other
     banks                                            (14)              (14)
   Other investments       51     (156)    (105)       94       16      110
                        -----    -----    -----     -----    -----    -----

   Total Earning Assets 4,439   (2,666)   1,773     4,459     (420)   4,039
                        -----   ------    -----     -----    -----    -----

Interest Bearing Liabilities
   Demand                 148      (74)      74        49      (27)      22
   Savings                175     (190)     (15)      199     (134)      65
   All other time
     deposits           2,022   (3,656)  (1,634)    2,447     (908)   1,539
                        -----   ------   ------     -----    -----    -----

   Total Interest Bearing
     Liabilities        2,345   (3,920)  (1,575)    2,695   (1,069)   1,626
                        -----   ------   ------     -----   ------    -----

   Change in Net Interest
     Income            $2,094   $1,254   $3,348    $1,764   $  649   $2,413
                        =====    =====    =====     =====    =====    =====

Interest Sensitivity

At December 31, 2002, we had a negative cumulative gap rate sensitivity ratio of 34.34% for the one year repricing period, compared to 33.00% at December 31, 2001. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. The table set forth below shows our interest sensitivity by year.


                          Interest Sensitivity Analysis
                                December 31, 2002
                            (dollars in thousands)

                           1-90      91-365                                                 Over 5
Uses of Funds              Days       Days         2003      2004      2005       2006       Years       Total
-------------              ----       ----         ----      ----      ----       ----       -----       -----
Loans                    $24,116    $56,369    $  28,549   $20,331   $24,371   $  31,507   $  37,152    $222,395
Federal funds sold         6,123                                                                           6,123
Total investments         11,984     21,513                    808                               539      34,844
                          ------     ------      -------    ------   -------     -------     -------     -------

   Total                  42,223     77,882       28,549    21,139    24,371      31,507      37,691     263,362
                          ------     ------     --------    ------    ------    --------     -------     -------

Sources of Funds

Deposits

   Demand and
     savings              36,837                                                                          36,837
   Time deposits < $100M  56,312     74,743        9,446     3,695     8,200       1,604          11     154,011
   Time deposits > $100M  16,251     26,219        2,982     1,492     3,090         544                  50,578
                         -------     ------        -----     -----     -----       -----       -----     -------


   Total Deposits        109,400    100,962       12,428     5,187    11,290       2,148          11     241,426
                         -------   --------       ------   -------   -------       -----       -----     -------


Discrete Gap             (67,177)   (23,080)      16,121    15,952    13,081      29,359      37,680      21,936

Cumulative Gap           (67,177)   (90,257)     (74,136)  (58,184)  (45,103)    (15,744)     21,936

Ratio of Cumulative Gap
  To Total Earning Assets -25.56%    -34.34%      -28.21%   -22.14%   -17.16%      -5.99%       8.33%

Provision for Loan Losses

2002 Compared with 2001

The provision for loan losses was $603,000 for 2002 compared with $571,000 for 2001. The allowance for loan losses was $2.2 million at December 31, 2002 (approximately 1% of total loans outstanding). Net loans charged off for 2002 were $171,000 (0.09% of average loans), compared to $89,000 for 2001. Net loans charged off as a percentage of average loans may increase as our loan portfolio matures.

2001 Compared with 2000

The provision for loan losses was $571,000 for 2001 compared with $513,000 for 2000. The allowance for loan losses was approximately 1% of loans at the end of each year. Net loans charged off for 2001 were $89,000 (.06% of average loans), compared to $67,000 for 2000.

The calculation of the allowance for loan losses is considered a critical accounting policy. Although we have experienced lenders who are familiar with their customer base, most loans are too new to have exhibited signs of weakness and the bank does not have an adequate history of loan losses to develop accurate risk factors. In calculating the amount of the allowance for loan losses we use guidelines that have been traditionally recommended by the bank regulatory agencies. At each balance sheet date, we adjust the allowance to equal the larger of 1% or an amount calculated by multiplying a loss factor times the amount of loans in each risk classification pool. The pools and loss factors used in this calculation are as follows: loss-100%, doubtful-50%, substandard-10%, special mention-1%, pass-.5%. In addition we consider current economic conditions, changes in the nature and volume of the loan portfolio, and known adverse factors that may affect the borrowers ability to repay. We intend to continue to set the allowance at a minimum of 1% unless there is a clear indication that a 1% allowance is not appropriate.

As the loan portfolio matures, a loss rate specific to us will emerge and these loss percentages will be applied to the loan portfolio. This will result in a more accurate allowance for loan loss calculation that is tailored to reflect the risk associated with our loan portfolio.

The allowance for loan losses represents management's best estimate of the probable loan losses incurred as of each balance sheet date.

Loan officers initially grade the loans and a loan processor reviews the grade for appropriateness. In addition, a credit analyst reviews all loans in excess of $500,000 to one borrower. On a continuous basis, we downgrade loans if necessary based on recommendations of loan officers, review of pass due loans, and recommendations of examiners and auditors.

The following table provides a summary of the activity in the allowance for loan losses.

                  Analysis of the Allowance for Loan Losses
                            (dollars in thousands)

                                             Year Ended December
       Activity                      2002       2001      2000       1999

   Beginning Balance                $1,793     $1,311    $  865     $    0
                                     -----      -----     -----      -----

   Provision charged to expense        603        571       513        867
                                     -----      -----     -----      -----

   Loan Losses:
     Installment loans to
     individuals                      (207)       (98)      (70)        (2)

   Recoveries:
     Installment loans to
     individuals                        36          9         3          -
                                     -----      -----     -----      -----

   Net Loan Losses                    (171)       (89)      (67)        (2)
                                     -----      -----     -----     ------

   Balance at End of Period         $2,225     $1,793    $1,311     $  865
                                     =====      =====     =====      =====

   Allowance for loan losses
     as a percentage
     of year end losses               1.00%      1.00%     1.00%      1.00%
                                      ====       ====      ====       ====

We have allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the categories of loans. The allocation of the allowance as shown in the following table should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have not based the allocation of the allowance on an analysis of problem loans since those loans are insignificant. We have allocated 6% of the allowance to cover real estate loans, which reflects their lower risk. Residential mortgage loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities. We have allocated 20% of the allowance to commercial loans, which have more risk than residential real estate loans. Commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

We have allocated 49% of the allowance to consumer installment loans. Consumer installment loans entail greater risk than commercial or real estate loans, because the loans may be unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In addition, consumer loans collections are dependent on the borrower's continuing financial stability, and thus are more likely to be ad versely affected by job loss, divorce, illness or personal bankruptcy. Losses related to consumer loans have been influenced by the increase in personal bankruptcies. To date, all of the loans charged off by the bank, have been consumer loans. We have left 25% of the allowance unallocated, which is available to absorb losses in excess of the amounts allocated to specific loan categories. We are not aware of any significant changes in the composition of the loan portfolio or known risk factors that would result in a change the allocation of the allowance for loan losses during the periods presented.

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loans.

                                          Allocation of the Allowance for Loan Losses
                                                   (dollars in thousands)

                December 31, 2002            December 31, 2001         December 31, 2000        December 31, 1999
                     Percent  Percent            Percent   Percent           Percent Percent          Percent  Percent
                        of      of                  of        of                of      of               of      of
             Amount  Allowance Loans     Amount  Allowance   Loans    Amount Allowance Loans  Amount  Allowance Loans

Analysis of Ending Balance

Commercial   $  445     20%    19.32%     $  359     20%     19.62%    $  262   20%   22.84%    $  173    20%   26.94%
Real estate
  mortgage      134      6%    61.45%        108      6%     56,96%        79    6%   55.22%        52     6%   50.34%
Installment   1,090     49%    19.23%        879     49%     23.42%       642   49%   21.94%       424    49%   22.72%
Unallocated     556     25%                  447     25%                  328   25%                216    25%
              -----    ---    ------       -----    ---     ------      -----  ---   ------     ------   ---   ------

Total        $2,225    100%   100.00%     $1,793    100%    100.00%    $1,311  100%  100.00%    $  865   100%  100.00%
              =====    ===    ======       =====    ===     ======      =====  ===   ======      =====   ===   ======

The allowance for loan losses was not allocated at December 31, 1998.

Nonaccrual loans and loans past due 90 days or more and still accruing are shown in the following schedule. Loans past due 90 days or more are classified as nonaccrual unless the loan is well secured and in the process of collection. Nonaccrual loans did not have a significant impact on interest income in any of the periods presented. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

                         Non-Accrual and Past Due Loans
                            (dollars in thousands)

                                             December 31,
       Principal:                 2002        2001     2000     1999     1998
     Non-accrual and past
       due loans:
     Non-accruing loans          $  761     $   47   $   73   $    -   $    -
     Loans and past due
       90 days or more
       and still accruing             -         29       23       77        -
                                  -----      -----    -----    -----    -----

       Total                     $  761     $   76   $   96   $   77   $    -
                                  =====      =====    =====    =====    =====

       Percent of total loans      0.34%      0.04%    0.07%    0.09%     N/A
                                   ====       ====     ====     ====      ===


Noninterest Income

2002 Compared with 2001

Noninterest income increased from $753,000 in 2001 to $1,412,000 in 2002. The increase is consistent with the growth in our average assets and deposits. The major sources of noninterest income include overdraft fees on deposit accounts and insurance commissions. The overdraft fees increased from $458,000 for 2001 to $660,000 for 2002. Insurance commissions decreased from $108,000 for 2001 to $103,000 for 2002. In addition, income produced by bank owned life insurance purchased during the fourth quarter of 2001 increased from $69,000 for 2001 to $457,000 for 2002. Noninterest income as a percentage of average assets increased from .40% in 2001 to .58% in 2002.

2001 Compared with 2000

Noninterest income increased from $444,000 in 2000 to $753,000 in 2001. The increase is consistent with the growth in our average assets and operations. In addition, noninterest income for 2001 included $69,000 of income produced by bank owned life insurance purchased during the fourth quarter of 2001. Noninterest income as a percentage of average assets increased from .34% in 2000 to .40% in 2001.

Noninterest Expense

2002 Compared with 2001

Noninterest expense increased from $5.9 million in 2001 to $8.2 million in 2002. The increase was due to additional staffing and expenses associated with the new branches opened and the general growth in operations. Noninterest expense as a percentage of average assets increased from 3.15% for 2001 to 3.35% for 2002. Noninterest expense in the future will depend on our growth and the number of new branch locations.

2001 Compared with 2000

Noninterest expense increased from $3.7 million in 2000 to $5.9 million in 2001. The increase was due to additional staffing and expenses associated with the new branches opened and the general growth in operations. Noninterest expense as a percentage of average assets increased from 2.82% in 2000 to 3.15% for 2001.

Income Taxes

Due to timing differences between book and tax treatment of several expense items, a deferred tax liability of $134,738 has been recognized at December 31, 2002. The deferred tax liability represents increases to future income tax liabilities from future reduced deductions for depreciation and increases to income from unrealized accretion and unrealized BOLI income. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Loans

We have had a continued strong loan demand and total loans increased $44.6 million during 2000, $48.2 million during 2001 and $43.4 million during 2002. A schedule of loans by type is set forth immediately below. Approximately 61% of the loan portfolio is secured by real estate.

Loans receivable outstanding are summarized as follows:

                                 Loan Portfolio
                                (in thousands)

                                                December 31,
                                 2002      2001     2000     1999     1998
                                 -----------------------------------------

    Commercial, financial and
      agricultural              $42,959   $35,168  $29,941  $23,321  $6,229
    Real estate
      - construction              5,615     3,845    1,528    2,285     193
    Real estate - mortgage      131,051    98,229   70,858   41,288   4,236
    Installment loans to
      individuals                42,770    41,974   28,759   19,666   2,681
                                 ------    ------   ------   ------   -----

       Total                   $222,395  $179,216 $131,086  $86,560 $13,339
                                =======   =======  =======   ======  ======


Our loan maturities as of December 31, 2002 are shown in the following table.

                                                           Maturities of Loans
                                                               (in thousands)

                                                             Maturity Range
                            1-90        91-365                                                     Over
                            Days         Days         2003       2004        2005         2006     5 Years       Total
                            ----         ----         ----       ----        ----         ----     -------       -----

Commercial and
  agricultural loans       $ 9,982     $ 26,748     $ 10,887    $  8,353    $ 11,784    $ 14,085    $ 18,593    $100,432
Real estate                  4,291       12,811        4,915       3,322       8,200      15,992      16,883      66,414
Consumer - installment/
  other                      9,843       16,808       12,748       8,657       4,386       1,431       1,676      55,549
                           -------      -------      -------     -------     -------     -------     -------     -------

Total                     $ 24,116     $ 56,367     $ 28,550    $ 20,332    $ 24,370    $ 31,508    $ 37,152    $222,395
                           =======      =======      =======     =======     =======     =======     =======     =======

Loans with
  predetermined
  rates                   $ 16,450     $ 26,843     $ 19,537    $ 14,407    $ 14,104    $ 10,472    $ 30,359    $132,172
Loans with variable or
  adjustable rates           7,666       29,524        9,013       5,925      10,266      21,036       6,793      90,223
                           -------      -------      -------     -------     -------     -------     -------     -------

Total                     $ 24,116     $ 56,367     $ 28,550    $ 20,332    $ 24,370    $ 31,508    $ 37,152    $222,395
                           =======      =======      =======     =======     =======     =======     =======     =======

This table reflects the earlier of the maturity or repricing dates for various assets and liabilities at December 31, 2002. In preparing this table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.


Investment Securities

Total investment securities decreased from $11.9 million at December 31, 2000 to $5.7 million at December 31, 2001 and increased to $34.3 million at December 31, 2002. We had no available for sale securities at December 31, 2001 and December 31, 2002. At those dates, we believed that we had adequate liquidity in the form of other assets, including federal funds sold. In addition, the securities held to maturity held at those dates generally had short contractual maturities and would have been available for liquidity purposes if necessary. At December 31, 2002, we had short term U.S. Government agency notes with a book value of $12.0 million that matured in the first quarter of 2003.

Our practice has been to invest available funds in short term U.S. treasury and agency securities, which reduce the percentage of the bank's capital that is subject to the Virginia bank franchise tax. The amount invested fluctuates from period to period depending on the funds available and projected liquidity needs.

The carrying values of investment securities are shown in the following table:

                         Investment Securities Portfolio
                                (in thousands)

                                             December 31,
                                     2002        2001       2000      1999
                                     -------------------------------------
Securities Available for Sale
  U. S. Treasury and other U.S.
     Government agencies and
     corporations                  $     -     $     -   $  8,913   $     -

Securities Held to Maturity
   U. S. Treasury and other U. S.
     Government agencies and
     corporations                   34,204     $ 5,556   $  2,858   $     -
   States and political
     subdivisions                      101         102        102         -
                                    ------      ------    -------    ------

   Total                           $34,305     $ 5,658   $ 11,873   $     -
                                    ======      ======    =======    ======

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2001 and 2002, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                            Maturities of Securities
                            (dollars in thousands)

                                                                     Weighted
                                         Amortized      Fair         Average
                                           Cost         Value         Yield

December 31, 2001

Securities held to Maturity
   U.S. Treasury and Agency
      Due within one year                $ 3,499      $ 3,499         1.65%
      Due after one year through
         five years                      $ 2,057      $ 2,100         7.00%
                                          ------       ------         ----

                                         $ 5,556      $ 5,599         3.63%
                                          ------       ------         ----


   Municipal Governments
      Due after one year through
         five years                      $   102      $    106        5.00%
                                          ------       -------        ----

                                         $   102      $    106        5.00%
                                          ------       -------        ----

   Total                                 $ 5,658      $  5,705        3.65%
                                          ======       =======        ====

   December 31, 2002

   U.S. Treasury and Agency
      Due within one year                $33,497      $ 33,539        3.85%
                                          ------       -------        ----

                                         $33,479      $ 33,539        3.85%
                                          ------       -------        ----


   Municipal Governments
      Due after one year through
         five years                      $   808      $    818        3.26%
                                          ------       -------        ----

                                         $   808      $    818        3.26%
                                          ------       -------        ----

   Total                                 $34,305      $ 34,357        3.84%
                                          ======       =======        ====


The carrying amount of securities pledged by us to secure public deposits was $2.8 million at December 31, 2002. We are required to hold stock in the Federal Reserve Bank. The investment in Federal Reserve Bank stock is recorded at cost of $539,000 as of December 31, 2002 and $529,000 as of December 31, 2001.

Life Insurance

We have life insurance policies on the lives of four officers with three insurance companies. The total cash surrender value of the policies was $7.5 million and $8.0 million at December 31, 2001 and December 31, 2002, respectively. These policies yielded 6.19%, less a mortality cost of approximately .53% for a net return of approximately 5.66% during 2002. The new interest rate in effect through the end of 2003 is an average of 5.35%.

Deposits

We have had excellent growth in our deposits which totaled $194.0 million at December 31, 2001 and $263.8 million at December 31, 2002. Time deposits of $100,000 or more equaled approximately 20% of deposits at both December 31, 2001 and 2002. We do not have brokered deposits and internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis.

A breakdown of deposits by type is shown in our consolidated balance sheets.

Maturities of time certificates of deposit of $100,000 or more outstanding are summarized as follows:

                           Maturities of Time Deposits
                                (in thousands)

                                                        December 31,
                                                 2002       2001      1999

Three months or less                           $16,251   $ 16,010   $13,086
Over three months through twelve months         26,219     12,508    21,580
Over one year through three years                4,474      6,244     3,410
Over twelve months                               3,634      4,941       772
                                                ------    -------    ------

            Total                              $50,578   $ 39,703   $38,848
                                                ======    =======    ======


Capital

Capital as a percentage of total assets was 9.09% at December 31, 2002 compared to 8.82% at December 31, 2001, and 11.36% at December 31, 2000, which exceeded regulatory requirements. Our required and actual risk based capital ratios at both dates are set forth immediately below. We are considered to be well capitalized under the regulatory framework for prompt corrective action at this time. However, it will be necessary to obtain additional capital in the future to support our rapid growth.

                           Capital Amounts and Ratios
                            (dollars in thousands)

                                             Minimum     Minimum To Be Well
                                             Capital  Capitalized Under Prompt
                           Actual          Requirement    Corrective Action
                      Amount   Ratio      AmountRatio      Amount   Ratio
December 31, 2002
Total Capital to
   Risk
   Weighted Assets:  $ 25,564   12.11%    $16,893  8%   $ 21,11  6   10%
Tier 1 Capital to
   Risk
   Weighted Assets:    23,339   11.05%      8,446  4%     12,670      6%
Tier 1 Capital to
   Average
   Assets:             23,339    9.51%     11,372  4%     14,215      5%

December 31, 2001:
Total Capital to
   Risk
   Weighted Assets:  $ 20,684   12.03%    $13,760  8%   $ 17,200     10%
Tier 1 Capital to
   Risk
   Weighted Assets:    18,891   10.99%      6,880  4%     10,320      6%
Tier 1 Capital to
   Average
   Assets:             18,891    9.19%      8,226  4%     10,283      5%

December 31, 2000:
Total Capital to Risk
   Weighted Assets   $ 19,194   16.36%    $ 9,385  8%   $ 11,730     10%
Tier 1 Capital to
   Risk
   Weighted Assets:    17,882   15.24%      4,692  4%      7,038      6%
Tier 1 Capital to
   Average
   Assets:             17,882   11.73%      6,098  4%      7,622      5%


Liquidity

We had liquid assets of approximately $11.5 million at December 31, 2001 and $14.9 million at December 31, 2002 in the form of cash, due from banks and federal funds sold. We believe that our liquid assets were adequate at both dates. In the event that we need additional funds, we have the ability to purchase federal funds under established lines of credit of $3.5 million. Additional liquidity will be provided by the future growth that management expects in deposit accounts and loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. In 2002 alone, we have opened five new branches and plan to open additional branches before the end of 2003.

As of December 31, 2002, we had time deposits of $173.5 million that mature within one year. Historically, we have been able to retain approximately 90% of maturing deposits by offering current market rates. We continue to offer premium rates at our new branches to attract new customers and deposits. We anticipate that we will be able to retain a large percentage of our maturing time deposits and will experience a net growth in deposits by attracting new customers at our new branches as well as at our existing branches.

Analysis of Cash Flows

Our significant cash flows are as follows:
                                                   Year Ended
                                                   December 31,
                                       2002      2001       2000      1999

Cash was Provided by
   Operations                        $ 3,694    $ 1,372   $ 1,583    $ (118)
   Investment activities
      Maturity of securities           3,500      9,714    28,913         -
      Withdrawal of deposits in
       other banks                         -         -        859     1,671
   Financing Activities
      Sale of common stock             5,412         -      6,000       817
      Growth in deposits              69,794     55,564    50,957    60,536
                                      ------     ------    ------    ------

   Total                             $82,400    $66,650   $88,312   $62,906
                                      ======     ======    ======    ======

Cash was used for Investing
  Activities
   Growth in loans                   $43,351    $48,219   $44,594   $73,222
   Purchase of property, plant
      and equipment                    3,572      3,757     2,081     1,219
   Investment in life insurance
      agreements                                 -7,500         -         -
   Purchase of securities             32,232      3,499    40,960        18
                                      ------     ------     ------    -----

   Total                             $79,155    $62,975   $87,635   $74,459
                                      ======     ======    ======    ======


We originally capitalized our company in 1998 with $11.1 million received through an offering of our common stock. In 2000, we increased our capital by an additional $6.0 million through another offering of our common stock. During 2002, we raised an additional $5.4 million through a common stock offering that ended on February 7, 2003. Total capital raised by this most recent offering totaled $8.8 million net of related expenses. The additional capital was necessary to support our growth and to maintain acceptable capital ratios.

We have been successful in attracting new customers and deposits by establishing branches in attractive locations and offering premium rates to new customers. The growth in deposits is sensitive to interest rates and we can control the growth by increasing or decreasing the interest rates paid. We anticipate that we will continue to offer premium rates for deposits at our new branch locations.

We have used the funds provided by common stock issues and deposits to fund the purchase of banking facilities and our loan portfolio. We continue to have a strong demand for our loan products and have a loan to deposit ratio of 85% at December 31, 2002. To manage the growth in our loan portfolio, we can vary the interest rates charged or limit the amount of new loans approved.

The growth in loans and deposits does not always occur in the same time period and the excess or deficit of funds provided affects the amount that we retain in cash or invest in fed funds or short-term investments. Our practice has been to invest available funds in short-term U.S. treasury and agency securities in order to provide liquidity or to provide income until the funds are needed for new loans.


Item 7A. Market and Interest Rate Risk Management

Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates and commodity prices. Because we have no significant foreign exchange activities and hold no commodities, interest rate risk represents the primary risk factor affecting our balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in other interest rates, that could affect interest earned on our loan and investment portfolios and interest paid on our deposit accounts. Changes in the interest rates earned and paid also affect the estimated fair value of our interest bearing assets and liabilities.

Our Asset and Liability Committee has been delegated the responsibility of managing our interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. The committee, comprised of various members of senior management, is also responsible for establishing policies to monitor and limit our exposure to interest rate risk and to manage our liquidity and capital positions. The committee satisfies its responsibilities through quarterly meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored.

In December 2001, our board of directors approved a revised asset/liability management policy, and the committee implemented significant modifications to its methodology and processes for managing our interest rate risk. Most notably, we implemented an asset/liability management and simulation software model, which is used to periodically measure the potential impact on net interest income of projected or hypothetical changes in interest rates.

Our policy objective is to monitor our position and to manage our short term and long-term interest rate risk exposure. Our board of directors has established percentages for the maximum potential reductions in net interest income, that we are willing to accept, which result from changes in interest rates over the next 12-month period. The percentage limitations relate to instantaneous and sustained changes in interest rates of plus and minus certain basis points.

The following table summarizes our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of December 31, 2002 and 2001. At both dates, our interest rate risk is within the established limitations.

          Immediate      Estimated Increase
     Basis Point Change   (Decrease) in Net      Established
      In Interest Rates    Interest Income       Limitation

                            December 31,
                           2002       2001

             +300          (4.67)%   (4.72)%       (20.00)%
             +200          (3.10)    (3.17)        (15.00)
             +100          (1.55)    (1.64)         (7.00)
             -100           2.13      2.22          (7.00)
             -200           4.09      4.89         (15.00)
             -300           1.95      8.69         (20.00)

The type of modeling used to generate the above table does not take into account all strategies that we might adopt in response to a sudden and sustained change in interest rates. These strategies may include asset liability acquisitions of appropriate maturities in the cash market and may also include off-balance sheet alternatives to the extent such activity is authorized by the board of directors.

The committee is also responsible for long-term asset/liability management and completes the following functions:

o Monitoring available opportunities to undertake major corrective actions (in the nature and mix of assets and liabilities)for structural mismatches.
o Determining the appropriateness of fixed rate vs. variable rate lending and investment strategies and formulation policies to influence this activity.
o Developing parameters for the investment portfolio in the context of overall balance sheet management (liquidity, interest rate risk, credit risk, risk-based capital, price risk, and earnings).
o Establishing financial goals, including minimum standards for return on assets and equity.
o Overseeing the long-term strategic use of capital to maximize the return on equity within reasonable levels of risk.

Item 8.                      Financial Statements



CONTENTS
                                                                        Page

Independent Auditors' Report                                             34

Consolidated Balance Sheets as of
   December 31, 2002 and 2001                                            35

Consolidated Statements of Income - Years Ended
   December 31, 2002 and 2001                                            36

Consolidated Statements of Stockholders' Equity - Years
   Ended December 31, 2002 and 2001                                      37

Consolidated Statements of Cash Flows - Years Ended
   December 31, 2002 and 2001                                            38

Notes to Consolidated Financial Statements                               39

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
New Peoples Bankshares, Inc.
Honaker, Virginia


We have audited the consolidated balance sheets of New Peoples Bankshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/S. B. Hoover & Company, L.L.P.



January 17, 2003
Harrisonburg, Virginia

                          NEW PEOPLES BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


ASSETS
                                                  2002            2001
                                                  ----            ----

Cash and due from banks (Note 3)             $   8,815,523    $   8,160,163
Federal funds sold                               6,123,000        3,387,000
                                              ------------     ------------

   Total Cash and Cash Equivalents              14,938,523       11,547,163

Investment Securities
   Held to maturity, fair value of $34,356,811
      in 2002 and $5,704,751 in 2001
      (Note 4)                                  34,304,596        5,657,937
                                              ------------     ------------

Loans receivable (Note 5)                      222,394,898      179,215,539
   Allowance for loan losses (Note 6)           (2,224,487)      (1,792,850)
                                              -------------    ------------

   Net Loans                                   220,170,411      177,422,689

Bank premises and equipment, net (Note 7)       10,915,165        8,365,639
Federal Reserve Bank stock (restricted)
   (Note 4)                                        538,950          529,250
Accrued interest receivable                      1,846,231        1,637,979
Life insurance investments                       7,987,882        7,568,904
Other assets                                       696,555        1,523,493
                                              ------------     ------------

   Total Assets                              $ 291,398,313    $ 214,253,054
                                               ===========     ============

LIABILITIES

Deposits:
   Demand deposits:
      Noninterest bearing                    $  22,379,395    $  15,798,126
      Interest-bearing                           9,711,423        7,535,247
   Savings deposits                             27,125,922       18,646,950
   Time deposits (Note 8)                      204,588,711      152,031,073
                                              ------------     ------------

   Total Deposits                              263,805,451      194,011,396

Accrued interest payable                           702,260          687,354
Accrued expenses and other liabilities             409,374          663,230
                                              ------------     ------------

   Total Liabilities                           264,917,085      195,361,980
                                              ------------     ------------

STOCKHOLDERS' EQUITY (Notes 12 & 15)

Common stock - $2.00 par value; 12,000,000
   shares authorized; 6,008,393 and
   6,000,000 shares issued and outstanding
   for 2002 and 2001, respectively              12,016,786       12,000,000
Paid-in-surplus                                  5,948,505        5,964,331
Stock Subscriptions                              5,410,900
Retained earnings                                3,105,037          926,743
                                              ------------     ------------

   Total Stockholders' Equity                   26,481,228       18,891,074
                                              ------------     ------------

   Total Liabilities and Stockholders'
      Equity                                 $ 291,398,313    $ 214,253,054
                                               ===========     ============

        The accompanying notes are an integral part of this statement.

                          NEW PEOPLES BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


INTEREST AND DIVIDEND INCOME          2002            2001         2000
                                      ----            ----         ----

   Loans including fees           $16,674,854    $14,602,070   $10,407,770
   Federal funds sold                 200,248        395,164       646,374
   Deposits in other banks                                          14,131
   U.S. Treasury securities           133,176        237,778       134,255
   Dividends on Federal Reserve
      Bank stock                       31,865         31,755        25,515
                                     --------       --------     ---------

   Total Interest and Dividend
      Income                        17,040,143     15,266,767   11,228,045
                                    ----------     ----------   ----------

INTEREST EXPENSE

   Deposits
      Demand                          106,715        120,076        98,309
      Savings                         450,589        378,511       313,738
      Time deposits below $100,000  4,289,264      5,570,090     4,387,005
      Time deposits above $100,000  1,528,106      1,881,463     1,525,839
                                    ---------      ---------     ---------

   Total Interest Expense           6,374,674      7,950,140     6,324,891
                                    ---------      ---------     ---------

NET INTEREST INCOME                10,665,469      7,316,627     4,903,154

PROVISION FOR LOAN LOSSES (Note 6)    603,000        571,000       513,400
                                   ----------       --------     ---------

Net Interest Income after
   Provision for Loan Losses       10,062,469      6,745,627     4,389,754
                                   ----------     ----------     ---------


NONINTEREST INCOME
   Service charges                    662,598        457,396       323,899
   Fees, commissions and
      other income                    292,516        226,317       119,670
   Life insurance investment
      income                          456,825         68,904
                                     --------       --------     ---------

   Total Noninterest Income         1,411,939        752,617       443,569
                                    ---------       --------     ---------

NONINTEREST EXPENSES
   Salaries and employee
      benefits (Note 11)            4,431,131      3,402,878     2,168,474
   Occupancy expense                  457,839        260,320       183,650
   Equipment expense                  917,473        707,428       415,470
   Advertising and public relations   189,635        125,839       102,342
   Stationery and supplies            210,937        149,529        94,516
   Other operating expenses         2,010,733      1,287,150       718,646
                                    ---------      ---------     ---------

   Total Noninterest Expenses       8,217,748      5,933,144     3,683,098
                                    ---------      ---------     ---------

   Income before Income Taxes       3,256,660      1,565,100     1,150,225

INCOME TAX EXPENSE (Note 9)         1,078,366        556,435       389,153
                                    ---------       --------     ---------

NET INCOME                         $2,178,294     $1,008,665    $  761,072
                                    =========      =========     =========
   Earnings Per Share (1)
      Basic                               .36            .17           .14
                                    =========      =========    ==========
      Fully Diluted                       .35
                                    =========      =========     =========

   Average Weighted Shares of
      Common Stock (1)              6,104,734      6,000,000     5,400,000
                                    =========      =========     =========

(1) Earnings per share and average weighted shares of common stock have been restated to reflect the 2 for 1 stock split which occurred on January 1, 2002.

        The accompanying notes are an integral part of this statement.


                          NEW PEOPLES BANKSHARES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                           Retained
                       Shares of                                Common      Earnings
                        Common      Commo  n    Paid in          Stock    (Accumulated
                         Stock       Stock       Surplus     Subscriptions   Deficit)      Total

Balance, December 31,
  1999                  1,200,000  $4,800,000   $ 7,164,331    $            $(842,994)  $11,121,337

Stock Dividend          1,200,000   4,800,000    (4,800,000)

Common Stock Sold         600,000   2,400,000     3,600,000                               6,000,000

Net Income                                                                    761,072       761,072
                        ---------   ---------     ---------     --------     --------    ----------

Balance, December 31,
  2000                  3,000,000  12,000,000     5,964,331                   (81,922)   17,882,409

Net Income                                                                  1,008,665     1,008,665
                        ---------  ----------    ----------     --------    ---------    ----------

Balance, December 31,
  2001                  3,000,000  12,000,000     5,964,331                   926,743    18,891,074

Stock Split             3,000,000

Stock Options Exercised     2,534       5,068        13,937                                  19,005

Common Stock Subscribed                                        5,469,490                  5,469,490

Common Stock Issued         5,859      11,718        46,872      (58,590)

Cost of Common Stock
  Offering                                          (76,635)                                (76,635)

Net Income                                                                  2,178,294     2,178,294
                        ---------  ----------     ---------    ---------    ---------     ---------

Balance, December 31,
  2002                  6,008,393 $12,016,786    $5,948,505   $5,410,900   $3,105,037   $26,481,228
                        =========  ==========     =========    =========    =========    ==========

           The accompanying notes are an integral part of this statement.

                          NEW PEOPLES BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                           2002         2001        2000
                                           ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                        $ 2,178,294   $ 1,008,665  $   761,072
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation                       866,492       593,997      373,359
      Provision for loan losses          603,000       571,000      513,400
      Income (less expenses) on
         life insurance                 (418,978)       68,904
      Loss on sale of foreclosed
         real estate                      71,577        87,520
      Amortization of bond premiums       85,748
      Deferred tax benefit               346,900       (50,690)     271,733
      Loss on disposal of fixed assets                  12,156
      Net change in:
         Interest receivable            (208,252)     (263,981)    (676,376)
         Other assets                    202,329      (343,581)    (251,608)
         Accrued interest payable         14,906       (99,502)     388,080
         Accrued expense and other
            liabilities                 (603,144)      387,578      203,139
                                      ----------    ----------   ----------

   Net Cash Provided by Operating
      Activities                       3,138,872     1,972,066    1,582,799
                                     -----------    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in interest-bearing
      deposits in other banks                                       858,756
   Net increase in loans             (43,350,722)  (48,218,812) (44,593,543)
   Purchase of securities
      held-to-maturity               (32,232,407)   (3,498,520)  (2,960,184)
   Purchase of securities
      available-for-sale                                        (37,826,367)
   Proceeds from maturities of
      securities
      available-for-sale                             8,913,173   28,913,194
   Proceeds from maturities of
      securities
      held-to-maturity                 3,500,000       800,767
   Purchase of Federal Reserve
      Bank stock                          (9,700)                  (173,500)
   Payments for the purchase of
      property                        (3,152,316)   (4,357,240)  (2,081,075)
   Proceeds from the sale of property    291,715
   Deposits with life insurance
      companies                                     (7,500,000)
                                      ----------    ----------   ----------

   Net Cash Used in Investing
      Activities                     (74,953,430)  (53,860,632) (57,862,719)
                                     -----------   -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock
      subscriptions                                               6,000,000
   Net proceeds from common stock
      offering                         5,392,855
   Common stock options exercised         19,005
   Net change in:
      Demand deposits                  8,757,445     9,087,755    5,187,605
      Savings deposits                 8,478,975     9,485,890    3,635,737
      Time deposits                   52,557,638    36,990,330   42,133,612
                                      ----------    ----------   ----------

   Net Cash Provided by Financing
      Activities                      75,205,918    55,563,975   56,956,954
                                      ----------    ----------   ----------

   Net increase in cash and cash
      equivalents                      3,391,360     3,675,409      677,034

Cash and Cash Equivalents,
   Beginning of Year                  11,547,163     7,871,754    7,194,720
                                      ----------    ----------   ----------

Cash and Cash Equivalents,
   End of Year                       $14,938,523   $11,547,163  $ 7,871,754
                                      ==========    ==========   ==========

Supplemental Disclosure of Cash Paid
  During the Year for:
   Interest                            6,359,768     8,049,642    5,937,123
   Taxes                               1,393,983       556,435

Supplemental Disclosure of Non Cash
  Transactions:
  Loans made to finance sale of
    foreclosed real estate                33,000       196,781

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

         The revenue and net income for each of the companies from January 1, 2001 until November 30, 2001 is shown in the following schedule:

                                           Revenue    Net Income

            New Peoples                  $       -0-  $(32,749)
            Bank                         14,526,262   1,000,137


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

         Investment securities, which the Bank intends to hold for indefinite periods of time, are classified as Available for Sale. These investment securities are carried at fair value. At December 31, 2002 and 2001, there were no securities classified as Available for Sale.

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

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Loans and Allowance for Loan Losses (Continued) - In addition, loans are placed on non-accrual status when the loan has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection. Loans are returned to accrual status when the loan has been brought current according to it contractual terms and prospects for future contractual payments are no longer in doubt.

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

         Bank Premises and Equipment - Land, buildings and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives.

                  Type                                   Estimated useful life
                  Buildings                                   39 years
                  Paving and landscaping                      15 years
                  Computer equipment and software             3 to 5 years
                  Vehicles                                    5 years
                  Furniture and equipment (other)             5 to 7 years

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

         Earnings Per Share - Earnings per share represent both basic and diluted earnings per share using the treasury stock method. Weighted average shares outstanding at December 31, 2002 included outstanding stock subscriptions as a result of the ongoing stock offering at December 31, 2002.


NOTE 3   DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

         The Bank had cash on deposit and federal funds sold to other commercial banks amounting to $10,048,272 and $8,346,190 at December 31, 2002 and 2001, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4   INVESTMENT SECURITIES:

          The amortized cost and estimated fair value of securities are as follows:

                                                Gross       Gross
                                 Amortized   Unrealized  Unrealized    Fair
                                   Cost         Gains      Losses      Value
          Securities Held to Maturity
          December 31, 2002

          U.S. Government
          agencies              $34,203,529   $  56,916  $  10,613   $34,249,832

          Municipal governments     101,067       5,912                  106,979
                                   --------    --------   --------      --------

          Total Securities Held
          to Maturity           $34,304,596   $  62,828   $ 10,613   $34,356,811
                                ===========    ========   ========    ==========

          At December 31, 2002, the Company had not identified any securities as available for sale.


          Securities Held to Maturity
          December 31, 2001

          U.S. Government
            agencies             $5,555,840   $  43,027  $            $5,598,867

          Municipal governments     102,097       3,787                  105,884
                                   --------    --------   --------     ---------

          Total Securities Held to
          Maturity               $5,657,937   $  46,814  $            $5,704,751
                                  =========    ========   =======      =========

          At December 31, 2001, the Company had not identified any securities as available for sale.

          The amortized cost and fair value of investment securities at December 31, 2002, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities Held to Maturity
          ---------------------------                               Weighted
                                             Amortized     Fair      Average
                                               Cost        Value      Yield
                                           ------------    -----   -----------

          Due within one year              $33,496,960  $33,538,683    3.66%
          Due after one year through
          five years                           807,636      818,128    3.26%
                                             ---------    ---------    ----

          Total                            $34,304,596  $34,356,811    3.65%
                                             ========== ===========    ====


          The carrying amount of securities pledged by the Bank to secure public deposits amounts to $2,807,636 at December 31, 2002.

          The Bank is required to hold stock in the Federal Reserve Bank. The investment in Federal Reserve Bank stock is recorded at cost of $538,950 and $529,250 as of December 31, 2002 and 2001,
          respectively.

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5   LOANS:

         Loans receivable outstanding at December 31, are summarized as follows:
         (Rounded to the nearest thousand.)
                                                       2002        2001

         Commercial, financial and agricultural  $ 42,959,000 $ 35,168,000
         Real estate - construction                 5,615,000    3,845,000
         Real estate - mortgages                  131,051,000   98,229,000
         Installment loans to individuals          42,770,000   41,974,000
                                                   ----------   ----------

            Loans Receivable                     $222,395,000 $179,216,000
                                                  ===========  ===========

NOTE 6   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses are as follows:

                                           2002        2001        2000
                                           ----        ----        ----

         Balance, beginning of year    $1,792,850  $1,311,348  $  865,268
         Provision charged to operating
            expenses                      603,000     571,000     513,400
         Recoveries of loans charged
            off                            35,591       8,495       2,928
         Loans charged off               (206,954)    (97,993)    (70,248)
                                        ---------   ---------   ---------

            Balance, End of Year       $2,224,487  $1,792,850  $1,311,348
                                        =========   =========   =========

         Percentage of Loans                 1.00%       1.00%       1.00%


NOTE 7   BANK PREMISES AND EQUIPMENT:

         Bank premises and equipment at December 31, are summarized as follows:

                                                       2002        2001

         Land                                      $2,188,937  $2,102,800
         Buildings and improvements                 6,557,287   4,159,520
         Furniture and equipment                    3,876,615   2,884,850
         Vehicles                                     137,874     101,904
         Construction in progress                     338,606     434,252
                                                    ---------   ---------

                                                   13,099,319   9,683,326
            Less accumulated depreciation          (2,184,154) (1,317,687)

            Bank Premises and Equipment           $10,915,165  $8,365,639
                                                   ==========   =========

         Depreciation expense for 2002, 2001 and 2000 was $866,492, $593,997, and $373,359 respectively.

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8   OTHER TIME DEPOSITS:

         The aggregate amount of time deposits with a minimum denomination of $100,000 was $50,577,890 and $38,847,562 at December 31, 2002 and 2001,
         respectively.

         At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

                  2003                            $173,525,000
                  2004                              12,428,000
                  2005                               5,187,000
                  2006                              11,290,000
                  2007                               2,148,000
                  After five years                      11,000
                                                    ----------

                     Total                        $204,589,000
                                                   ===========


NOTE 9   INCOME TAX EXPENSE:

         The components of income tax expense for the years ended December 31, are as follows:

                                           2002        2001        2000
                                           ----        ----        ----

         Current expense               $  731,466  $  607,125  $  117,421
         Deferred expense (benefit)       346,900     (50,690)    271,732
                                        ---------   ---------   ---------

            Net Federal Income Tax     $1,078,366  $  556,435  $  389,153
                                        =========   =========   =========

         The deferred tax expense (benefit) resulting from temporary differences for the years ended December 31 is as follows:

                                            2002       2001        2000
                                            ----       ----        ----

         Organization and start-up
            cost                       $   18,942  $   16,762  $   18,575
         Provision for loan losses       (161,552)   (144,622)   (126,410)
         Depreciation                     363,516      76,786      96,898
         Net operating loss utilized                              282,669
         Unrealized accretion income        3,608
         Net earnings on bank owned
            life insurance                128,008
         Capitalized interest              (5,622)        384
                                        ---------   ---------   ---------

            Deferred Income Tax Expense
               (Benefit)               $  346,900  $  (50,690) $  271,732
                                        =========   =========   =========

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9   INCOME TAX EXPENSE (CONTINUED):

         The net deferred tax assets and liabilities resulting from temporary differences as of December 31, are summarized as follows:

                                           2002       2001         2000
                                           ----       ----         ----
         Deferred Tax Assets:
         -------------------
         Organization and start-up cost $  16,925   $  35,867   $  52,629
         Allowance for loan losses        620,606     459,054     314,432
         Capitalized interest              10,603       4,981       5,365
                                        ---------   ---------   ---------

            Total Assets                  648,134     499,902     372,426
                                        ---------   ---------   ---------

         Deferred Tax Liabilities:
         Accelerated depreciation         651,256     287,740     210,954
         Unrealized accretion income        3,608
         Net unrealized income on bank
            owned life insurance          128,008
                                        ---------   ---------   ---------

            Total Liabilities             782,872     287,740     210,954
                                        ---------   ---------   ---------

            Net Deferred Tax Asset
               (Liability)             $ (134,738) $  212,162  $  161,472
                                        =========   =========   =========

         The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

                                           2002        2001        2000
                                           ----        ----        ----

         Income tax expense at the
            applicable federal rate    $1,114,328  $  532,134  $  391,077
         Permanent differences resulting
           from:
            Nondeductible expenses          2,602       9,095         743
            Tax exempt interest income    (14,949)
         Other adjustments                (23,615)     15,206      (2,667)
                                        ---------   ---------   ---------

            Income Tax Expense         $1,078,366  $  556,435  $  389,153
                                        =========   =========   =========


NOTE 10  RELATED PARTY TRANSACTIONS:

         During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

         Loan transactions with related parties are shown in the following schedule:

                                                       2002        2001

         Total loans, beginning of year           $ 6,070,481  $5,209,080
         New loans                                    805,476   2,800,929
         Repayments                                (1,009,016) (1,939,528)
                                                  -----------  ----------

         Total Loans, End of Year                 $ 5,866,941  $6,070,481
                                                   ==========   =========

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11  RETIREMENT PLANS:

         The Bank has established a qualified defined contribution plan which covers all full time employees. Under the plan the Bank matches employee contributions up to a maximum of 5% of their salary. The Bank contributed $143,331, $109,998, and $73,480 to the defined contribution plan for 2002, 2001 and 2000, respectively.

         In addition, the Bank has established a salary continuation plan for key executives, which is funded by single premium life insurance policies. Expenses related to the plan were $80,332 for 2002.


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

         On December 12, 2001, the Board approved a 2 for 1 stock split, to shareholders of record on January 1, 2002, by reducing the par value of the common stock from $4.00 per share to $2.00 per share.

         On October 15, 2002, upon approval from the Securities and Exchange Commission, 1,200,000 shares of common stock were offered for sale by means of a prospectus to existing shareholders and to the general public in the states of Virginia, West Virginia and Tennessee only. The sale ended on February 07, 2003, after one 30 day extension from the original sale period. The total number of shares sold under the offering were 890,469.


NOTE 13  STOCK OPTION PLAN:

         New Peoples' stock option plan was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of New Peoples by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of New Peoples and with growth in shareholder value. The plan provides that options for up to 900,000 shares of New Peoples common stock may be issued to employees and directors. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of New Peoples. All options are subject to exercise or forfeiture if New Peoples' capital falls below its minimum requirements, as determined by its state or federal primary regulators, and New Peoples' primary regulator so directs. The plan will expire on May 31, 2011, unless sooner terminated by the Board of Directors. On December 12, 2001, options to acquire 286,000 shares (on a post stock split basis) were awarded under the plan; these options have an exercise price of $7.50 per share (subsequent to the 2 for 1 stock split on January 1, 2002) and have a term of ten years.

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13  STOCK OPTION PLAN (CONTINUED):

         During 2002, a total of 2,534 options were exercised at an option price of $7.50 per share. As of December 31, 2002, there were 283,466 options outstanding at an option price of $7.50 per share.

         On January 1, 2003 stock options of 79,500 shares were awarded to some employees and all directors; these options have an exercise price of $10.00 per share with a term of ten years and an expiration date of December 31, 2012, with all the same covenants/requirements as the previous option.


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

                                                      2002         2001

         Per statement of income                  $2,178,294    $1,008,665
         Cost of options granted
           (net of tax effect)                                    (751,360)
                                                   ---------     ---------

            Proforma Net Income                   $2,178,294    $  257,305
                                                   =========     =========


NOTE 14  DEPOSITS WITH LIFE INSURANCE COMPANIES:

         The Bank deposited $7,500,000 in October/November 2001 with various life insurance companies. The deposit had a guaranteed interest rate of 6.19% through the year 2002. The new interest rate through 2003 is an average of 5.35%.

         In 2002, life insurance policies insuring key officers were issued. The policies are owned by the bank and the income on the policies will be used to fund a salary continuation plan for the officers.

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 15  DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

         The principal source of funds of New Peoples is dividends paid by the Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve Systems is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and
         (2) income net of dividends for the preceding two years. As of January 1, 2003, approximately $3,125,000 was available for dividend distribution. The Bank declared dividend's payable to New Peoples of $25,000 for 2001 and zero for 2002.


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

         Financial instruments whose contract amount represents credit risk were as follows (in thousands):
                                                      2002        2001

         Commitments to extend credit                $15,877     $12,134
         Standby letters of credit                       826       2,177

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

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 17  CONCENTRATION OF CREDIT RISK:

         The Bank has a concentration of credit risk in deposits and federal funds sold to commercial banks as described in Note 3. Note 5 shows the types of loans made by the Bank. A substantial portion of the Bank's loans are secured by real estate. The Bank does not have any significant concentrations to any one industry or customer.


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

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 18  REGULATORY MATTERS (CONTINUED):

         As of October 15, 2002, the most recent date of notification, the Bureau of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Bank's actual capital amounts (in thousands) and ratios are presented in the table as of December 31, 2002 and 2001, respectively.
                                                                  Minimum
                                                                To Be Well
                                                  Minimum   Capitalized Under
                                                  Capital   Prompt Corrective
                                   Actual       Requirement   Action Provisions
                               Amount  Ratio   Amount  Ratio  Amount   Ratio

          December 31, 2002:
          Total Capital to Risk
            Weighted Assets:  $ 25,564  12.11% $16,893   8%    $21,116  10%

          Tier 1 Capital to Risk
            Weighted Assets:    23,339  11.05%   8,446   4%     12,670   6%

          Tier 1 Capital to Average
            Assets:             23,339   9.51%  11,372   4%     14,215   5%


          December 31, 2001:
          Total Capital to Risk
            Weighted Assets:  $ 20,684  12.03% $13,760   8%    $17,200  10%

          Tier 1 Capital to Risk
            Weighted Assets:    18,891  10.99%   6,880   4%     10,320   6%

          Tier 1 Capital to Average
            Assets:             18,891   9.19%   8,226   4%     10,283   5%

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

          Estimated fair value and the carrying value of financial instruments at December 31, 2002 and 2001, are as follows (in thousands):

                                    December 31, 2002     December 31, 2001
                                   Estimated Carrying    Estimated  Carrying
                                  Fair Value   Value    Fair Value    Value
                                  ---------- ---------  ----------  ---------

          Financial Assets

          Cash and due from bank   $ 8,815   $  8,815    $  8,160   $ 8,160
          Federal funds sold         6,123      6,123       3,387     3,387
          Investment securities     34,357     34,305       5,705     5,658
          Federal Reserve Bank
            stock                      539        539         529       529
          Loans                    224,625    222,395     182,315   179,216
          Accrued interest
            receivable               1,846      1,846       1,638     1,638
          Life insurance
            investments              7,988      7,988       7,500     7,500

          Financial Liabilities

          Demand Deposits:
            Non-interest bearing    22,379     22,379      15,798    15,798
            Interest-bearing         9,711      9,711       7,535     7,535
          Savings deposits          27,126     27,126      18,647    18,647
          Time deposits            205,723    204,589     152,746   152,031
          Accrued interest
            payable                    702        702         687       687


          The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, Federal Reserve Bank stock, deposits with no stated maturities, and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 2002 and 2001.

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2002

ASSETS

                                                     2002          2001

  Due from banks                                 $ 3,134,611   $
  Investment in subsidiary                        23,339,322     18,895,351
  Other assets                                        20,142          3,472
                                                  ----------    -----------

  Total Assets                                   $26,494,075   $ 18,898,823
                                                  ==========    ===========


LIABILITIES

  Due to subsidiary bank                         $    12,847   $      7,749
                                                  ----------    -----------

  Total Liabilities                              $    12,847   $      7,749
                                                  ----------    -----------

STOCKHOLDERS' EQUITY

  Common stock - $ 2.00 par value, 12,000,000
    shares authorized; 6,008,393 and 6,000,000
    shares issued and outstanding for 2002
    and 2001, respectively                        12,016,786     12,000,000
  Paid-in-Surplus                                  5,948,505      5,964,331
  Stock subscriptions                              5,410,900
  Retained earnings                                3,105,037        926,743
                                                  ----------    -----------

    Total Stockholders' Equity                    26,481,228     18,891,074
                                                  ----------    -----------

    Total Liabilities and Stockholders' Equity   $26,494,075   $ 18,898,823
                                                  ==========    ===========

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                              STATEMENTS OF INCOME
                  FOR ONE MONTH ENDED DECEMBER 31, 2001 AND
                       THE YEAR ENDED DECEMBER 31, 2002


                                                      2002           2001

Income
  Dividends from subsidiary                       $              $   25,000
  Undistributed income from subsidiary             2,193,971         12,000
                                                   ---------      ---------

  Total Income                                     2,193,971         37,000
                                                   ---------      ---------

Expenses
  Legal fees (reorganization)                                        32,749
  Shareholder related expenses                        23,752
                                                   ---------      ---------

  Total Expenses                                      23,752         32,749
                                                   ---------      ---------

Income before Income Taxes                         2,170,219          4,251

  Income Tax Benefit                                   8,076          3,472
                                                   ---------      ---------

Net Income                                        $2,178,295     $    7,723
                                                   =========      =========

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR ONE MONTH ENDED DECEMBER 31, 2001 AND
                       THE YEAR ENDED DECEMBER 31, 2002


                              Common                         Stock      Retained
                               Stock         Surplus     Subscriptions   Earnings       Total

Balance
   December 31, 2000        $         -     $        -     $       -    $       -     $         -

Exchange of New Peoples
   Bankshares stock for
   New Peoples Bank stock    12,000,000      5,964,331                    919,019      18,883,350

Net Income                                                                  7,723           7,723
                             ----------      ---------      ---------    --------      ----------


Balance
   December 31, 2001        $12,000,000     $5,964,331     $            $ 926,742     $18,891,073
                             ----------      ---------      ---------    --------      ----------

Stock options exercised           5,068         13,937                                     19,005

Common Stock Subscribed                                     5,469,490                   5,469,490

Common Stock Issued              11,718         46,872        (58,590)

Cost of common stock
   offering                                    (76,635)                                   (76,635)

Net Income                                                              2,178,295       2,178,295
                             ----------     ----------     ----------   ---------      ----------


Balance
   December 31, 2002        $12,016,786     $5,948,505    $5,410,900   $3,105,037     $26,481,228
                             ==========      =========     =========    =========      ==========

                          NEW PEOPLES BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                            STATEMENTS OF CASH FLOWS
                  FOR ONE MONTH ENDED DECEMBER 31, 2001 AND
                        THE YEAR ENDED DECEMBER 31, 2002



                                                      2002            2001

Cash Flows From Operating Activities:
  Net Income                                      $2,178,295     $    7,723
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Income of subsidiary bank                   (2,193,971)       (12,000)
      Net change in:
         Other assets                                (16,670)        (3,472)
         Accounts payable                              5,097          7,749
                                                   ---------      ---------

  Net Cash Used in Operating Activities              (27,249)
                                                   ---------      ---------

Cash Flows From Investing Activities:
  Investment in subsidiary                        (2,250,000)
                                                  ----------      ---------

  Net Cash Used in Investing Activities           (2,250,000)
                                                  ----------      ---------

Cash Flows From Financing Activities:
  Net proceeds from common stock offering          5,392,855
  Exercise of stock options                           19,005
                                                   ---------       ---------

  Net Cash Provided by Financing Activities        5,411,860
                                                   ---------       ---------

Net Increase in Cash and Cash Equivalents          3,134,611

  Cash and Cash Equivalents, Beginning of Year
                                                   ---------       ---------

Cash and Cash Equivalents, End of Year            $3,134,611      $        0
                                                   =========       =========


Supplemental Information:
  Non-cash transactions:
    Transfer of 3,000,000 shares of New Peoples
      Bankshares stock for 3,000,000 shares of
      New Peoples Bank stock                                     18,883,351

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported on Form 8K on December 18, 2002, effective as of that date, New Peoples Bankshares, Inc. (the "Corporation") or (the "Registrant") decided to end the engagement of S. B. Hoover and Company, L.L.P. ("S. B. Hoover") as the Corporation's independent certified public accountants by selecting Brown Edwards & Company, L.L.P. to serve as its independent public accountants for the year ended December 31, 2003. With the Audit Committee's recommendation, the Board of Directors approved the selection on December 18, 2002. The prior independent certified public accountants, S. B. Hoover has served as the independent certified public accountants for the year ended December 31, 2002. Furthermore, they will continue to provide income tax preparation and consulting services for the year ended December 31, 2003.

S. B. Hoover's report on the Corporation's consolidated financial statements during the two most recent fiscal years contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the last two fiscal years, there were no disagreements between the Corporation and S. B. Hoover on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of S. B. Hoover, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.


PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the directors and executive officers of New Peoples Bankshares, Inc. With the exception of Tim Ball, who started in 1999, all of the Directors have served as directors of the Bank since 1998.

                                     Principal Occupation
    Directors          Age          During Past Five Years

Class I - Term Ending as of the 2003 Annual Meeting
Joe Carter              65       General Manager, Daugherty Chevrolet
Harold Lynne Keene      48       Owner/Operator, Keene Carpet, Inc.
John Maxfield           60       Retired
Fred Meade              68       Owner, Big M. Discount Stores
Virgil Sampson, Jr.     62       Owner, Scott Jewelers

Class II - Term Ending as of the 2004 Annual Meeting
Tim Ball                43       Self employed, Farmer
Michael G. McGlothlin   51       Attorney, McGlothlin & Wife
Bill Ed Sample          69       Self-employed Farmer
Paul Vencill, Jr.       61       Owner, Lebanon Equipment Co.
B. Scott White          57       Self Employed/Farmer

Class III - Term Ending as of the 2005 Annual Meeting
John D. Cox           46         Owner, Tri-County New Holland
Charles H. Gent       43         Self-employed, Logging/Farming
Frank Kilgore         50         Attorney, Kilgore & Kilgore
L. T. Phillips        84         Owner, Phillips TV & Appliance - deceased a/o
                                     02-27-2002
Stephen H. Starnes    46         President, Starnes, Inc.

Executive Officers

Kenneth D. Hart       55         President and CEO
                                 New Peoples Bank, Inc.
                                 1998 to Present

                                 Chief Administrative Officer
                                 First Virginia Bank - Mountain Empire
                                 1995 to 1998 (formerly Premier Bank
                                 Central NA)

                                 Chief Executive Officer
                                 Peoples Bank, Inc.
                                   1975 - 1995

Frank Sexton, Jr.     53         Executive Vice President and Cashier
                                 New Peoples Bank, Inc.
                                 June 1998 to Present

                                 Senior Vice President & Cashier
                                 First Virginia Bank - Mountain Empire
                                 1991 - June 1998 (Formerly Premier
                                 Bank Central, NA)


Section 16(a) Beneficial Ownership Reporting Compliance

The Company's executive officers, directors and 10% shareholders, if any, are required under Section 16(a) of the Securities Exchange Act of 1934 to file with the Securities and Exchange Commission reports of their ownership and changes in ownership of the Bank's securities. Based solely on a review of copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required to be filed, the Company believes that its executive officers and directors have filed on a timely basis all reports required to be filed pursuant to Section 16(a) during the fiscal year ended December 31, 2002.

Item 11.  Executive Compensation

Summary

The following table sets forth a summary of certain information concerning the compensation paid by the Company for services rendered in all capacities during the years ended December 31, 2002, 2001 and 2000, to the President and Chief Executive Officer of the Company. Only one executive officer of the Bank had total compensation during the fiscal year which exceeded $100,000.

Summary Compensation Table

                             Annual Compensation (1)

    Name and         Year     Salary   Bonus Other     Long-Term Compensation
Principal Position                                 Securities Underlying Uptions

Kenneth D. Hart      2002    $125,000  6,250 -------
President and Chief  2001    $112,500  5,625 -------         13,000
Executive Officer    2000    $100,000  4,792 -------


(1) Does not include certain perquisites and other personal benefits, the amount of which are not shown because the aggregate amount of such compensation during the year did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.

Salary Continuation Plan

On December 18, 2002, New Peoples entered into a salary continuation agreement ("Agreement") with Kenneth D. Hart. The Agreement provides for payments, at normal retirement date, of $59,063 per year for fifteen years. In addition, the Agreement provides benefits upon early termination (other than for cause), death, disability or change in control.

The agreement is attached as Exhibit 10.2.

Stock Options

The following table sets forth for the year ended December 31, 2002, the grants of stock options to the named executive officers.

                      Number    Percent of Total
                   Of Securities Options Granted
                    Underlying     to Employees   Exercise or
                     Options         in Fiscal      Base
      Name         Granted(#)(1)   Year(%)(2)  Price($/Share) Expiration Date

Kenneth D. Hart      13,000           5.08%        7.50       December 31, 2011


(1) Stock options were granted at the market value of the shares of Common Stock at the grant date. The grants are exercisable immediately after they are granted. The total number of options held by Kenneth D. Hart is 20,500.

(2) Options to purchase 256,000 shares were granted to employees and 30,000 shares were granted to the directors during the year ended December 31, 2001.

(3) Options to purchase 51,500 shares were granted to employees and 28,000 shares were granted to the directors on January 01, 2003. Options to purchase 7,500 shares were granted to Kenneth D. Hart.

                          Fiscal Year End Option Values

                             Number of
                       Securities Underlying       Value of Unexercised
                      Unexercised Options at       In-the-Money Options
                        Fiscal Year End (#)     at Fiscal Year End ($) (1)
      Name          Exercisable  Unexercisable  Exercisable    Unexercisable

Kenneth D. Hart      13,000            0         $32,500             0


(1) The value of in-the-money options at fiscal year end was calculated by determining the difference between the latest trade price of a share of Common Stock as reported to the Company in 2001 and the exercise price of the options.

Compensation of Directors

During 2001, the Directors did not receive compensation for participating in board and committee meetings.

During 2002, the Directors each received $100 monthly for attending board meetings. During 2003, the monthly compensation will increase to $200.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2003, certain information with respect to the beneficial ownership of the Company's common stock, par value $2.00 per share ("Common Stock"), held by each director of the Company, the executive officers' names in the Summary Compensation Table in "Item 11, Executive Compensation" herein, and by the directors and all executive officers as a group.

As of March 15, 2003, based on information available to the Bank, no person beneficially owned 5% or more of the Company's common stock.

                              Amount and Nature of
     Directors              Beneficial Ownership (1)(2)     Percent of Class

Tim Ball                               6,400                          *
P. O. Box 1356
Honaker, VA 24260

Joe Carter                                                       13,220 *
RR4 Box 176
Clinchport, VA 24244

John D. Cox                           37,000                          *
13515 East Carters Valley Road
Gate City, VA 24251

Charles H. Gent                       19,600                          *
P. O. Box 330
Honaker, VA 24260

Harold Lynn Keene                     29,000                          *
P. O. Box 1320
Honaker, VA 24260

Frank Kilgore                         63,700                          *
P. O. Box 1210
St. Paul, VA 24283

John Maxfield                         24,000                          *
3270 Oak Circle Drive
Rosedale, VA 24280

Michael G. McGlothlin                 74,000                          *
P. O. Box 810
Grundy, VA 24614

Fred Meade                            31,100                          *
P. O. Box 10
St. Paul, VA 24283

L. T. Phillips                             0                          *
P. O. Box 457
St. Paul, VA 24283

Bill Ed Sample                        24,400                          *
Rt. 2 Box 361
Honaker, VA 24260

Earnest Virgil Sampson, Jr.           24,176                          *
P. O. Box 504
Gate City, VA 24251

Stephen H. Starnes                    23,330                          *
P. O. Box 2078
Lebanon, VA 24266

Paul Vencill, Jr.                     48,000                          *
P. O. Box 129
Lebanon, VA 24266

B. Scott White                       180,800                       2.6%
Rt. 2 Bx 181-A
Castlewood, VA 24224

     Executive
     Officers

Kenneth D. Hart                       71,000                       1.0%

Frank Sexton, Jr.                     35,632                          *

All Directors and Executive
     Officers as a Group             705,358                       10.1%
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

(2) Included in the amounts of beneficial ownership above are stock options that give the owners the right to acquire shares of stock with 60 days. Each director has 4,000 shares of unexercised options in the totals above. Kenneth Hart and Frank Sexton, Jr. have 20,500 and 15,000 shares of unexercised options included in the totals above, respectively.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2002, with respect to compensation plans under which our shares of Common Stock are authorized for issuance.
                                                            Number of Securities
                   Number of Securities                      Remaining Available
                       to be Issued       Weighted Average   for Future Issuance
                    upon Exercise of      Exercise Price of      Under Equity
                   Outstanding Options Outstanding Options Compensation Plans Plan Category

Equity Compensation Plans
   Approved by Board of Directors

   2001 Stock Option
     Plan                283,466                7.50               614,000


Item 13.    Certain Relationships and Related Transactions

During 2002, the Bank extended credit to its directors. A schedule of related party transactions is shown in Note 10 to the financial statements. All such loans were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions.

Item 14.  Controls and Procedures

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

We have established our disclosure controls and procedures to ensure that material information related to New Peoples is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer and the Chief Financial Officer, and the other executive officers of New Peoples and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to New Peoples' operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of January 31, 2003, a date within 90 days prior to the filing of this annual report. Based on this evaluation, New Peoples' management, including the Chief Executive Officer and the Chief Financial Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

We also maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded.
This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel. There have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company's evaluation.

Item 15.    Exhibits and Reports on Form 8K

(a)   Exhibits

The following exhibits are filed as part of this Form 10-K, and this list includes the exhibit index:


No.                          Description

3.1    Articles of Incorporation of Registrant (1)

3.2    By Laws of Registrant (1)

10.1   Stock Option Plan (2)

10.2   Salary Continuation Plan for Kenneth D. Hart (filed herewith)

21     List of Subsidiaries (filed herewith)

99.1 Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.2 Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

       (1) Incorporated by reference to Exhibits to Form 8K filed by New Peoples Bankshares, Inc. on December 12, 2002

       (2) Incorporated by reference to Exhibits to Form 10KSB filed by New Peoples Bankshares, Inc. on March 31, 2001.

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



                                         NEW PEOPLES BANKSHARES, INC.



                                 By:  /s/ KENNETH D. HART
                                      ----------------------------------
                                      Kenneth D. Hart
                                      President and Chief Executive Officer


                                 Date:    March 28, 2003
                                          ------------------



                                 By:  /s/ FRANK SEXTON, JR.
                                      ----------------------------------
                                      Frank Sexton, Jr.
                                      Chief Financial Officer


                                 Date:    March 28, 2003
                                          ------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated.

        Signature                        Capacity               Date
/s/TIM BALL
                                          Director          March 28, 2003
   -----------------------------                            --------------
   Tim Ball

/s/JOE CARTER
                                          Director          March 28, 2003
   -----------------------------                            --------------
   Joe Carter

/s/JOHN D. COX
                                          Director          March 28, 2003
   -----------------------------                            --------------
   John D. Cox

/s/CHARLES H. GENT
                                          Director          March 28, 2003
   -----------------------------                            --------------
   Charles H. Gent

        Signature                        Capacity               Date

/s/HAROLD LYNN KEENE
                                          Director          March 28, 2003
   -----------------------------                            --------------
   Harold Lynn Keene

/s/FRANK KILGORE
                                          Director          March 28, 2003
   -----------------------------                            --------------
   Frank Kilgore

/s/JOHN MAXFIELD
                                          Director          March 28, 2003
   -----------------------------                            --------------
   John Maxfield

/s/MICHAEL G. MCGLOTHLIN
                                          Director          March 28, 2003
   -----------------------------                            --------------
   Michael G. McGlothlin

/s/FRED MEADE
                                          Director          March 28, 2003
   -----------------------------                            --------------
   Fred Meade

/s/BILL ED SAMPLE
                                          Director          March 28, 2003
   -----------------------------                            --------------
   Bill Ed Sample

/s/EARNEST VIRGIL SAMPSON, JR.
                                          Director          March 28, 2003
   -----------------------------                            --------------
   Earnest Virgil Sampson, Jr.

/s/STEPHEN H. STARNES
                                          Director          March 28, 2003
   -----------------------------                            --------------
   Stephen H. Starnes

/s/PAUL VENCILL, JR.
                                          Director          March 28, 2003
   -----------------------------                            --------------
   Paul Vencill, Jr.

/s/B. SCOTT WHITE
                                          Director          March 28, 2003
   -----------------------------                            --------------
   B. Scott White

                                  CERTIFICATION


      I, Kenneth D. Hart, President and Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of New Peoples Bankshares, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    By:  /s/ KENNETH D. HART
                                         -------------------------
                                         Kenneth D. Hart
                                         President and Chief Executive Officer


                                    Date: March 28, 2003
                                          ------------------

                                  CERTIFICATION


      I, Frank Sexton, Jr., Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of New Peoples Bankshares, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    By:  /s/ FRANK SEXTON, JR.
                                         -------------------------------
                                         Frank Sexton, Jr.
                                         Chief Financial Officer


                                    Date: March 28, 2003
                                          ------------------