Form 10-Q
period 2003-03-31
NEW PEOPLES BANKSHARES INC
filed 2003-05-14
CIK 1163389

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2003

               [ ] Transition Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

         For the transition period from ____________ to _____________

                         Commission file number: 0-33411

                         NEW PEOPLES BANKSHARES, INC.
            (Exact Name of Registrant as Specified in its Charter)


                Virginia                               31-1804543
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                Identification No.)


              2 Gent Drive
           Honaker, Virginia                              24260
(Address of Principal Executive Offices)               (Zip Code)

      Registrant's telephone number, including area code: (276) 873-6288


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X        No
                                                           ------        ------

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                       Yes            No   X
                                                           ------        ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         6,898,003 shares of common stock, par value $2.00 per share, outstanding as of May 1, 2003

                          NEW PEOPLES BANKSHARES, INC.


                                      INDEX


                                                                         Page

PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 2003 and 2002                                    2

         Consolidated Balance Sheets - March 31, 2003 and
         December 31, 2002                                                3

         Consolidated Statements of Changes in Stockholders' Equity -
         Three Months Ended March 31, 2003 and 2002                       4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2003 and 2002                                    5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      14

Item 4.  Controls and Procedures                                         14


PART II  OTHER INFORMATION                                               15

Item 1.  Legal Proceedings                                               15

Item 2.  Changes in Securities and Use of Proceeds                       15

Item 3.  Defaults upon Senior Securities                                 16

Item 4.  Submission of Matters to a Vote of Security Holders             16

Item 5.  Other Information                                               16

Item 6.  Exhibits and Reports on Form 8-K                                16


         SIGNATURES                                                      17

Part I  Financial Information
Item 1  Financial Statements
                          NEW PEOPLES BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                          2003      2002
Interest Income
   Loans including fees                               $ 4,461,376 $ 3,882,971
   Federal funds sold                                      27,924      42,653
   Investments                                            143,390      44,506
                                                       ----------  ----------

   Total Interest Income                                4,632,690   3,970,130
                                                       ----------  ----------

Interest Expense
   Interest on deposits                                 1,666,320   1,575,402
                                                       ----------  ----------

Net Interest Income                                     2,966,370   2,394,728

Provision for Loan Losses                                 160,000     130,000
                                                       ----------  ----------

Net Interest Income After Provision for Loan Losses     2,806,370   2,264,728
                                                       ----------  ----------

Noninterest Income
   Service charges                                        182,853     131,608
   Fees and commissions and other income                   76,297      61,520
   Life insurance investment income                       113,974     105,408
                                                       ----------  ----------

   Total Noninterest Income                               373,124     298,536
                                                       ----------  ----------

Noninterest Expense
   Salaries and employee benefits                       1,349,434     900,996
   Occupancy expense                                      314,490     277,624
   Other operating expenses                               604,668     515,078
                                                       ----------  ----------

   Total Noninterest Expenses                           2,268,592   1,693,698
                                                       ----------  ----------

Income Before Income Taxes                                910,902     869,566

Income Tax Expense                                        299,544     290,464
                                                       ----------  ----------

Net Income                                            $   611,358 $   579,102
                                                       ==========  ==========

Net Income Per Share (Basic and Diluted)                $     .09 $      0.10
                                                         ========  ==========


Weighted Average Shares Outstanding
   Basic                                                6,800,715   6,000,000
   Diluted                                              6,870,766   6,073,143


       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     March 31,  December 31,
                                                       2003         2002
                                                    (Unaudited)   (Audited)
     ASSETS

Cash and due from banks                            $  8,566,407  $  8,815,523
Federal funds sold                                    5,989,000     6,123,000
                                                    -----------   -----------

   Total Cash and Cash Equivalents                   14,555,407    14,938,523

Securities held to maturity, fair value
   of $33,194,559 at March 31, 2003 and
   $34,356,811 at December 31, 2002                  33,182,242    34,304,596
Loans, net of allowance for loan losses
   of $2,342,232 at March 31, 2003, and
   $2,224,487 at December 31, 2002                  231,828,232   220,170,411
Bank premises and equipment, net                     11,928,055    10,915,165
Federal Reserve Bank and FHLB stock (restricted)      1,310,250       538,950
Accrued interest receivable                           1,671,413     1,846,231
Life insurance investments                            8,092,394     7,987,882
Other assets                                            767,253       696,555
                                                    -----------   -----------

   Total Assets                                    $303,335,246  $291,398,313
                                                    ===========   ===========

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                           $ 27,064,146  $ 22,379,395
     Interest bearing                                10,362,445     9,711,423
   Savings deposits                                  31,388,794    27,125,922
   Time deposits                                    202,514,688   204,588,711
                                                    -----------   -----------

   Total Deposits                                   271,330,073   263,805,451

Accrued interest payable                                604,455       702,260
Accrued expenses and other liabilities                  839,057       409,374
                                                    -----------   -----------

   Total Liabilities                                272,773,585   264,917,085
                                                    -----------   -----------

     STOCKHOLDERS' EQUITY

Common stock - $2 par value; 12,000,000
   shares authorized;
   6,898,003 shares issued and outstanding           13,796,006
   6,008,393 shares issued and outstanding                         12,016,786
Paid-in-surplus                                      13,049,260     5,948,505
Stock subscriptions                                                 5,410,900
Retained earnings                                     3,716,395     3,105,037
                                                    -----------   -----------

   Total Stockholders' Equity                        30,561,661    26,481,228
                                                    -----------   -----------

   Total Liabilities and Stockholders' Equity      $303,335,246  $291,398,313
                                                    ===========   ===========


       The accompanying notes are an integral part of these statements.



                          NEW PEOPLES BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)



                                  Common      Paid in     Stock        Retained
                                   Stock      Surplus   Subscriptions  Earnings      Total


Balance, December 31, 2001   $ 12,000,000  $ 5,964,331   $             $  926,743   $ 18,891,074

Net Income                                                                579,102        579,102
                                 --------     --------     --------      --------      --------

Balance March 31, 2002       $ 12,000,000  $ 5,964,331   $             $1,505,845   $ 19,470,176
                                ==========  ==========    ========      =========     =========



Balance, December 31, 2002   $ 12,016,786  $ 5,948,505   $ 5,410,900   $3,105,037   $ 26,481,228

Common Stock Subscribed                                    3,435,200                   3,435,200

Stock Options Exercised            10,000       27,500                                    37,500

Common Stock Issued             1,769,220    7,076,880    (8,846,100)

Cost of Common Stock
   Offering                                     (3,625)                                   (3,625)

Net Income                                                                611,358        611,358
                                --------      --------     --------      --------      --------

Balance March 31, 2003       $ 13,796,006  $13,049,260   $         0   $3,716,395    $30,561,661
                               ==========   ===========     ========    =========     =========


       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                       2003          2002

Operating Activities:
   Net income                                      $   611,358    $   579,102
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                       160,000        130,000
       Net amortization on securities                  123,354
       Depreciation                                    247,711        180,618
       Income from life insurance
         contracts (net of expenses)                  (104,512)      (105,048)
       Net change in:
         Interest receivable                           174,818        173,946
         Other assets                                  (70,698)       226,055
         Accrued expense and other liabilities         331,878        267,923
                                                    ----------     ----------

   Net Cash Provided by Operating Activities         1,473,909      1,452,596
                                                    ----------     ----------

Investing Activities:
   Payments for the purchase of property            (1,260,601)      (800,462)
   Net change in loans                             (11,817,821)   (10,571,888)
   Purchase of securities held to maturity         (11,000,000)    (2,499,050)
   Maturity of securities held to maturity          11,999,000
   Purchase of Federal Reserve Bank stock              (66,000)
   Purchase of FHLB stock                             (705,300)
                                                    ----------     ----------


   Net Cash Used in Investing Activities            (12,850,722)  (13,871,400)
                                                    -----------    -----------

Financing Activities:
   Net change in:
     Demand and saving deposits                      9,598,645      6,838,277
     Time deposits                                  (2,074,023)     4,474,607
   Net proceeds from common stock offering           3,431,575
   Common stock options exercised                       37,500
                                                    ----------     ----------

   Net Cash Provided by Financing Activities        10,993,697     11,312,884
                                                    ----------     ----------

Net Decrease in Cash and Cash Equivalents             (383,116)    (1,105,920)

Cash and Cash Equivalents, Beginning of Period      14,938,523     11,547,163
                                                    ----------     ----------

Cash and Cash Equivalents, End of Period           $14,555,407    $10,441,243
                                                    ==========     ==========


Supplemental Disclosure of Cash Paid:
   Interest                                        $ 1,764,125    $ 1,667,326

       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The financial statements conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations for the three month periods ended March 31, 2003 and 2002. The notes included herein should be read in conjunction with the notes to financial statements included in the 2002 annual report to shareholders of New Peoples Bankshares, Inc. The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and estimated fair value of securities held to maturity are as follows:
                                               Gross        Gross
                                 Amortized  Unrealized   Unrealized   Fair
                                   Cost       Gains        Losses     Value

          March 31, 2003

          U.S. Government
             Agency           $33,080,370   $  15,452   $   8,695 $33,087,127
          State, County &
             Municipal            101,872       5,560                 107,432
                               ----------    --------    --------  ----------

          Total Securities
             Held to
             Maturity         $33,182,242   $  21,012   $   8,695 $33,194,559
                               ==========    ========    ========  ==========


          December 31, 2002

          U.S. Government
            Agency            $34,203,529   $  56,916   $  10,613 $34,249,832
          State, County &
            Municipal             101,067       5,912                 106,979
                               ----------    --------    --------  ----------

          Total Securities
            Held
            to Maturity       $34,304,596   $  62,828   $  10,613 $34,356,811
                               ==========    ========    ========  ==========


NOTE 3   LOANS:

            Loans receivable outstanding are summarized as follows: (Rounded to the nearest thousand.)
                                                     March 31, December 31,
                                                       2003        2002

         Commercial, financial and agricultural  $102,239,000    $ 93,746,000
         Real estate - construction                 4,841,000       5,615,000
         Real estate mortgage - 1-4
            family residential                     84,232,000      80,264,000
         Installment loans to individuals          42,858,000      42,770,000
                                                  -----------     -----------

            Loans Receivable                     $234,170,000    $222,395,000
                                                  ===========     ===========

                          NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    ALLOWANCE FOR LOAN LOSSES:

          Transactions in the Company's allowance for loan losses are shown in the following schedule:
                                                   For the Three Months Ended
                                                    March 31,     March 31,
                                                      2003          2002

          Balance, beginning of period             $2,224,487    $1,792,850
          Provision for loan losses                   160,000       130,000
          Charge-offs                                 (48,219)      (47,978)
          Recoveries                                    5,964        23,278
                                                    ---------     ---------

          Balance, End of Period                   $2,342,232    $1,898,150
                                                    =========     =========


NOTE 5    COMMON STOCK:

             On October 15, 2002, 1,200,000 shares of common stock were offered for sale by means of a prospectus to existing shareholders and to the general public in the states of Virginia, West Virginia and Tennessee only. The sale ended on February 7, 2003, after one 30 day extension from the original sale period. The total number of shares sold under the offering were 890,469 resulting in total proceeds to the Company of $8,904,690.

             In February 2003, options to purchase 5,000 shares of common stock were exercised at $7.50 per share. At March 31, 2003, the following exercisable options were outstanding.

                  Date of Grant           Outstanding        Exercise Price

                 December 12, 2001         278,466             $   7.50
                 January 1, 2003            79,500             $  10.00


NOTE 6    EARNINGS PER SHARE:

          Diluted earnings per share have been calculated to reflect the dilutive effect of the exercisable outstanding options granted to employees and directors of the Company. The dilution calculation assumes that all options were exercised at the beginning of the period and that the proceeds were used to purchase common stock at the average market price during the period.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations


Overview

     New Peoples Bankshares, Inc. ("Company") is the bank holding company for New Peoples Bank, Inc. ("Bank").

     The Bank opened for business on October 28, 1998 and has achieved outstanding growth. As of March 31, 2003, the Bank had total deposits of $271,330,073 and total loans of $234,170,464.

     The Company's net income for the three months ended March 31, 2003 was $611,358 compared with income of $579,102 for the three months ended March 31, 2002. Net income per share was $.09 compared with $.10 for the prior period.

     For the foreseeable future, management will continue its strategy of providing personal and customized financial services to individuals, small to medium size businesses and the professional community. The Bank will strive to serve the banking needs of its customers by developing personal, hometown relationships.

Net Interest Income and Net Interest Margin

     Our net interest income, which equals total interest and dividend income less total interest expense, increased from $2,394,728 for the first three months of 2002 to $2,966,370 for the first three months of 2003. The increase was the net result of higher average balances and a 30 basis point decrease in the net interest margin.

     The net interest margin on earning assets, which equals net interest income divided by total interest earning assets was 4.56% for the first three months of March 31, 2003 and 4.86% for the first three months of 2002. Interest rates were lower during the first three months of 2003 compared with the same period in 2002 in response to interest rate cuts by the Federal Reserve Bank. The average yield on earning assets decreased 91 basis points and the average cost of funds decreased 63 basis points resulting in the decrease in the net interest margin. Because of a strong loan demand, the Bank was able to maintain the yield on loans of 8.14% during the current period compared with 8.46% for the prior period. The Bank continues to offer attractive loan and deposit rates in order to attract new customers. Table I shows the rates paid on earning assets and deposit liabilities.

Provision for Loan Losses

     The provision for loan losses for the first three months of 2003 was $160,000 compared with $130,000 for the same period of 2002. Loan charge-offs for the first three months of 2003 were $48,219 and recoveries were $5,964 resulting in an allowance for loan losses of $2,342,232 (approximately 1% of total loans).

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

    Loan officers initially risk rate the loans and a loan processor reviews the risk rating for appropriateness. In addition, a credit analyst reviews all loans in excess of $500,000 to one borrower. We also have a loan review team that reviews a sample of new loans for compliance, collectibility and risk rating. On a continuous basis, we downgrade loans if necessary based on recommendations of loan officers, review of past due loans, and recommendations of examiners and auditors.

Noninterest Income

    Noninterest income increased from $298,536 in the first three months of 2002 to $373,124 in the first three months of 2003. The increase in service charges, fees and commissions is consistent with the growth in average assets of the Bank.

    Noninterest income as a percentage (annualized) of average assets was .50% for the first quarter of 2003 compared to .54% for the first three months of 2002.

Noninterest Expense

    Noninterest expense increased from $1,693,698 in the first quarter of 2002 to $2,268,592 in the first three months of 2003. The increase was due to additional staffing and expenses associated with the new branches opened and the general growth in operations. Noninterest expenses as a percentage (annualized) of average assets was 3.05% for the first three months of 2003 compared to 3.06% for the first three months of 2002.

Investment Securities

    Total investment securities decreased from $34.3 million at December 31, 2002 to $33.1 million at March 31, 2003. We had no available for sale securities at March 31, 2003 and December 31, 2002. At those dates, we believed that we had adequate liquidity in the form of other assets, including federal funds sold. In addition, the securities held to maturity held at those dates generally had short contractual maturities and would have been available for liquidity purposes if necessary.

    Our practice has been to invest available funds in short term U.S. Treasury and Agency securities, which reduce the percentage of the bank's capital that is subject to the Virginia bank franchise tax. The amount invested fluctuates from period to period depending on the funds available and projected liquidity needs. During the first three months of 2003, securities held to maturity with a book value of $11,999,000 were replaced with similar short-term securities held to maturity.

Loans

    Total loans have increased $11,775,000 during the first three months of 2003 to $234,170,000. Approximately 66% of the loan portfolio is secured by real estate.

    Loans receivable outstanding are summarized as follows:

                                 Loan Portfolio
                                 (In Thousands)
                                                     March 31, December 31,
                                                       2003        2002

    Commercial, financial and agricultural         $  102,239    $   93,746
    Real estate - construction                          4,841         5,615
    Real estate mortgage - 1-4 family residential      84,232        80,264
    Installment loans to individuals                   42,858        42,770
                                                    ---------     ---------

            Loans Receivable                       $  234,170    $  222,395
                                                    =========     =========

Loan Portfolio Risk Factors

    Nonaccrual and past due loans are shown in the following schedule. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

                                                        March 31,December 31,
                                                          2003       2002
    Principal:                                             (In Thousands)
      Nonaccrual and past due loans:
        Nonaccruing loans                               $   28      $   40
        Loans past due 90 days or more
           and still accruing                                0          19
                                                         -----       -----

      Total                                             $   28      $   59
                                                         =====       =====

    Percent of total loans                                0.01%       0.03%

Investment in Federal Home Loan Bank of Atlanta

    During the current quarter, the Bank purchased common stock issued by the Federal Home Loan Bank of Atlanta ("FHLB") of $705,300. The Bank also entered into an agreement with the FHLB which establishes a $49,000,000 line of credit. Advances under the line will be secured by a blanket floating lien on the Bank's qualifying real estate loans. No advances had been made under the line of credit at March 31, 2003.

Bank Premises

    At March 31, 2003, the Bank had eleven full service branches, one deposit-taking branch and two loan production offices.

    On April 24, 2003, we opened a full service branch in Grundy, Virginia. We anticipate that the total cost of the land, building and equipment will be $1,562,000. A Director of the Bank has agreed to purchase the second floor of the building and six parking spaces for $350,000 for use as a law office.

    The Board of Directors has approved the filing of an application to open a branch in Dungannon, Virginia, in leased facilities located within the building which houses the Dungannon Post Office. The monthly lease fee will be approximately $800. It will be operated primarily as a deposit-taking branch, with two tellers. Opening is projected in the summer 2003, subject to approval by the State Corporation Commission.

    Land has been purchased and preliminary construction has begun for a full service branch in Bloomingdale/Kingsport, Tennessee. It is anticipated that construction will be completed by late autumn 2003, at an estimated cost of $800,000.

    Management will continue to investigate and consider other possible sites that would enable the Bank to profitably serve its chosen market area. Additional purchases of premises and equipment for the year 2003 will depend on the decision to open additional branches.

Deposits

    Our deposits increased $7,524,622 during the first quarter of 2003 to $271,330,073 at March 31, 2003. A schedule of deposits by type is shown in the balance sheet. Time deposits of $100,000 or more equaled 18.4% of total deposits at March 31, 2003 and 20.0% at December 31, 2002. We do not have brokered deposits and internet accounts are limited to customers in the surrounding geographical area. A maturity schedule of deposits is included in Table II.

Capital

    Capital as a percentage of total assets was 10.08% at March 31, 2003, which exceeded regulatory requirements.

    On October 15, 2002, 1,200,000 shares of common stock were offered for sale by means of a prospectus to existing shareholders and to the general public in the states of Virginia, West Virginia and Tennessee only. The sale ended on February 7, 2003, after one 30 day extension from the original sale period. The total number of shares sold under the offering were 890,469, resulting in total proceeds of $8,904,690.

Liquidity

    We had liquid assets of approximately $31.9 million at March 31, 2003 in the form of cash and due from banks, federal funds sold and investments maturing within 90 days. We believe that our liquid assets were adequate at March 31, 2003. In the event that we need additional funds, we have the ability to purchase federal funds under established lines of credit of $3.5 million and to borrow from the FHLB under a $49 million line of credit. Additional liquidity will be provided by the future growth that management expects in deposit accounts and loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. The maturity of our interest earning assets and interest bearing deposits is shown in Table II.

Employees

    The Company's full time equivalent employees have increased from 145 at December 31, 2002 to 155 at March 31, 2003. Future increases in the number of employees will depend on the selection and approval of new branches.

Table I

                                        NEW PEOPLES BANKSHARES, INC.
                                        NET INTEREST MARGIN ANALYSIS
                                            AVERAGE BALANCE SHEET
                                FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                           (In thousands of dollars)


                               ---------------- 2003 ---------    --------------- 2002 ----------------
                               Average                Average      Average                 Average
                               Balance    Income/      Rates       Balance     Income/      Rates
                                Sheet     Expense   Earned/Paid    Sheet      Expense    Earned/Paid

ASSETS
   Loans including fees (1)  $229,034    $  4,461     8.14%     $183,587     $  3,883       8.46%
   Federal Funds sold           9,395          28     1.21        10,295           43       1.67
   Other investments           31,415         143      .86         3,255           44       5.41
                              -------     -------    -----       -------      -------       -----

   Total Earning Assets       269,844       4,632     7.15       197,137        3,970       8.06
                                            -------  -----                      -------     -----

   Allowance for loans losses  (2,281)                            (1,826)
   Non-earning assets          29,872                             25,941
                              -------                             -------

   Total Assets              $297,435                           $221,252
                              =======                           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand - Interest
       bearing               $ 16,053    $     46     1.18%     $  8,101     $     26       1.28%
     Savings                   23,332          87     1.52        19,830           96       1.94
     All other time deposits  203,777       1,533     3.09       155,351        1,453       3.74
                             ---------    -------     -----       ------       ------      -------

     Total Deposits           243,162       1,666     2.81       183,282        1,575       3.44
                                            -------  -----                      -------     -----

   Non-interest bearing
     deposits                  29,327                             17,215
   Other liabilities            1,174                              1,470
                              -------                             -------

     Total Liabilities        273,663                            201,967

   Stockholders' Equity        23,772                             19,285
                              -------                            -------

   Total Liabilities and
     Stockholders' Equity    $297,435                          $ 221,252
                              =======                           =======

   Net Interest Earnings                 $  2,966                            $  2,395
                                           =======                            =======

   Net Yield on Interest
     Earning Assets                                   4.56%                                 4.86%
                                                      =====                                 =====


(1) Nontaxable interest income is insignificant and treated as taxable in the above analysis.


Table II

                                     NEW PEOPLES BANKSHARES, INC.
                                     INTEREST SENSITIVITY ANALYSIS
                                        (In thousands of dollars)



March 31, 2003

                      1-90       91-365                                                 Over 5
Uses of Funds         Days        Days       2005       2006         2007      2008       Years      Total
-------------          ----       ----       ----       ----         ----      ----       -----      -----

Loans              $  22,925   $ 60,210   $ 29,302   $  19,672    $ 28,252  $  34,621   $ 39,188    $234,170
Federal funds sold     5,989                                                                           5,989
Total investments     17,310     16,374                    808                                        34,492
                      ------      ------     ------     ------      -------     ------    ------     --------


   Total              46,224     76,584     29,302      20,480      28,252     34,621     39,188     274,651
                     --------    ------     ------      --------    ------    ------      ------    --------

Sources of Funds

Deposits

   Demand and
      savings         41,751                                                                          41,751
   Time deposits
      > $100M         16,169     23,305      4,256       3,001       2,622        646                 49,999
   Time deposits
      < $100M         48,539     75,232     12,704       5,517       8,385      2,125         14     152,516
                     -------     ------     ------      -------     ------     -------    -------    -------


   Total Deposits    106,459     98,537     16,960       8,518      11,007      2,771         14     244,266
                     -------    -------     ------      -------    -------      -----       ------    -------


Discrete Gap         (60,235)   (21,953)    12,342      11,962      17,245     31,850     39,174      30,385

Cumulative Gap       (60,235)   (82,188)   (69,846)    (57,884)    (40,639)    (8,789)    30,385

Ratio of Cumulative
  Gap To Total
  Earning Assets      -21.93%   -29.92%     -25.43%    -21.08%     -14.80%     -3.20%      11.06%

December 31, 2002

Ratio of Cumulative
  Gap To Total
  Earning Assets      -25.51%   -34.27%     -28.15%    -22.09%     -17.13%     -5.98%       8.33%



Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2003. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.



Item 3.  Market and Interest Rate Risk Management

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

The following table summarizes our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of March 31, 2003 and December 31, 2002. At both dates, our interest rate risk is within the established limitations.

          Immediate      Estimated Increase
     Basis Point Change   (Decrease) in Net      Established
      In Interest Rates    Interest Income       Limitation

                          March 31,December 31,
                           2003       2002

             +300          (2.56)%   (4.67)%       (20.00)%
             +200          (1.70)    (3.10)        (15.00)
             +100           (.84)    (1.55)         (7.00)
             -100           1.37      2.13          (7.00)
             -200           4.21      4.09         (15.00)
             -300           (.48)     1.95         (20.00)

    During the first quarter of 2003, we were able to reduce our interest rate risk for an increasing rate environment by increasing our earning assets that reprice within one year relative to deposits that will reprice within one year.

    At March 31, 2003, we had a cumulative Gap Rate Sensitivity Ratio (based on contractual terms) of a negative 29.92% for the one year repricing period compared with a negative 34.27% at December 31, 2003. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II in Item 2 shows the Company's interest sensitivity by year.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as the Company that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are now required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. Under rules adopted by the Securities and Exchange Commission effective August 29, 2002, these disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

    We have established our disclosure controls and procedures to ensure that material information related to the Company is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer and the Chief Financial Officer, and the other executive officers of the Company and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of March 31, 2003, a date within 90 days prior to the filing of this annual report. Based on this evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

    We also maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, and careful selection and training of qualified personnel. There have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company's evaluation described above.


Part II Other Information

Item 1. Legal Proceedings -            Not Applicable

Item 2. Changes in Securities and Use of Proceeds -

      The Company terminated on February 7, 2003 a non-underwritten registered offering of up to 1,200,000 shares of common stock at a purchase price of $10.00 per share. Of the proceeds of the offering, $2,250,000 was used to increase the capital of the Bank and the remainder held at the Company level for future investment in the Bank and other general corporate purposes.

      The following information is furnished pursuant to Rule 463 and Item 701(f) of Regulation S-K:

      (1) The registration statement on Form S-1 (no. 333-90744) was declared effective on October 15, 2002.
      (2)   The offering commenced on or about October 15, 2002.
      (3)   The offering did not terminate before any securities were sold.
      (4)   (i)   The offering terminated on February 7, 2003.
            (ii)  There is no underwriter in the offering.
            (iii) The only class of security registered is common stock.
            (iv)  The  registration   statement  covers  1,200,000  shares  of
                  common stock being offered at $10 per share, or $12,000,000 in the aggregate. As of February 7, 2003, the Company had sold
                  890,469 shares, and had received gross proceeds of $8,904,690.
             (v)  From the effective date of the registration statement to March
                  31, 2003 (the ending date of the reporting period), the reasonably estimated amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered were: (1) underwriters' discounts and commissions $-0-; (2) finder's fees $-0-; (3) expenses paid to or for underwriters $-0-; (4) other expenses (including, advertising, legal and accounting)
                  $80,260; Total expenses $80,260.
                  None of such payments were direct or indirect payments to directors or officers of the Company or its associates, or to affiliates of the Company.

            (vi) The net offering proceeds as of March 31, 2003, after deduction of expenses, was $8,824,430.
            (vii) From  October 15,  2002,  to March 31, 2003 (the ending date
                  of  the  reporting   period)  the  amount  of  net  offering
                  proceeds to the issuer were used as follows:
                  1.  construction of plant, building and facilities $-0-
                  2.  purchase and installation of machinery and
                      equipment                                      $-0-
                  3.  purchase of real estate                        $-0-
                  4.  acquisition of other business(es)              $-0-
                  5.  repayment of indebtedness                      $-0-
                  6.  working capital                         $8,824,430
                  7.  temporary investments (to be specified)        $-0-
                  8.  any other  purposes  for which at least
                      $75,000 has been used                          $-0-
           (viii) The use of proceeds described in clause 4(vii) above does not represent a material change in the use of proceeds from that described in the prospectus.

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

(a)   Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:


No.                      Description

3.1   Articles of Incorporation of Registrant (1)

3.2   By Laws of Registrant (1)

10.1  New Peoples Bank, Inc. 2001 Stock Option Plan (2)

10.2  Salary Continuation Plan for Kenneth D. Hart (3)

99.1 Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

      (1) Incorporated by reference to Exhibits to Form 8-K filed by New
           Peoples Bankshares, Inc. on December 12, 2001.

      (2) Incorporated by reference to Exhibits to Form 10-KSB filed by New Peoples Bankshares, Inc. on April 1, 2002.

      (3) Incorporated by reference to Exhibits to Form 10-K filed by New Peoples Bankshares, Inc. on March 31, 2003.

(b)   Reports on Form 8-K.

      On January 14, 2003, the Company filed an amendment to Form 8-K to report, under Item 4, a change in the Company's Certifying Accountant.

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW PEOPLES BANKSHARES, INC.


                                       By: /s/ KENNETH D. HART
                                           ------------------------------------
                                           Kenneth D. Hart
                                           President and Chief Executive
                                           Officer



                                       By: /s/ FRANK SEXTON, JR.
                                           ----------------------------------
                                           Frank Sexton, Jr.
                                           Executive Vice President and
                                           Cashier




Date:  May 14, 2003

                                  CERTIFICATION


      I, Kenneth D. Hart, President and Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of New Peoples Bankshares, Inc.;

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    By:    /s/  KENNETH D. HART
                                         -------------------------------
                                         Kenneth D. Hart
                                         President and Chief Executive
                                         Officer


                                    Date:   May 14, 2003
                                          ------------------------------

                                  CERTIFICATION


      I, Frank Sexton, Jr., Chief Financial Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of New Peoples Bankshares, Inc.;

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    By:    /s/  FRANK SEXTON, JR.
                                         -------------------------------
                                         Frank Sexton, Jr.
                                         Chief Financial Officer


                                    Date:     May 14, 2003
                                          ------------------------------

99.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. ss.1350

      Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

      The undersigned, as the Chief Executive Officer and Chief Financial Officer of New Peoples Bankshares, Inc., respectively, certify that the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which accompanies this certification fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of New Peoples Bankshares, Inc. at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaim any obligation to update the foregoing certification except as required by law.



                                          By:  /s/  KENNETH D. HART
                                             --------------------------
                                          Kenneth D. Hart
                                          Chief Executive Officer
Date:  May 14, 2003

                                          By:  /s/  FRANK SEXTON, JR.
                                             --------------------------
                                          Frank Sexton, Jr.
                                          Chief Financial Officer

Date:  May 14, 2003


      A signed original of this written statement required by Section 906 has been provided to New Peoples Bankshares, Inc. and will be retained by New Peoples Bankshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.