Form 10-Q
period 2003-06-30
NEW PEOPLES BANKSHARES INC
filed 2003-08-14
CIK 1163389

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2003

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


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

         6,898,003 shares of common stock, par value $2.00 per share, outstanding as of August 1, 2003

                          NEW PEOPLES BANKSHARES, INC.


                                      INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months
         Ended June 30, 2003 and 2002 (Unaudited)                         2

         Consolidated Statements of Income - Three Months
         Ended June 30, 2003 and 2002 (Unaudited)                         3

         Consolidated Balance Sheets - June 30, 2003 and
         December 31, 2002 (Audited)                                      4

         Consolidated Statements of Changes in Stockholders' Equity -
         Six Months Ended June 30, 2003 and 2002 (Unaudited)              5

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2003 and 2002 (Unaudited)                         6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      19

Item 4.  Controls and Procedures                                         19


PART II  OTHER INFORMATION                                               20

Item 1.  Legal Proceedings                                               20

Item 2.  Changes in Securities and Use of Proceeds                       20

Item 3.  Defaults upon Senior Securities                                 20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 5.  Other Information                                               20

Item 6.  Exhibits and Reports on Form 8-K                                20


         SIGNATURES                                                      22

Part I  Financial Information
Item 1  Financial Statements
                          NEW PEOPLES BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                          2003      2002
Interest Income
   Loans including fees                               $ 9,181,146 $ 7,946,795
   Federal funds sold                                      79,915      57,844
   Investments                                            209,907      91,152
                                                       ----------  ----------

   Total Interest Income                                9,470,968   8,095,791
                                                       ----------  ----------

Interest Expense
   Interest on deposits                                 3,263,450   3,004,607
                                                       ----------  ----------

Net Interest Income                                     6,207,518   5,091,184

Provision for Loan Losses                                 334,000     278,000
                                                       ----------  ----------

Net Interest Income After Provision for Loan Losses     5,873,518   4,813,184
                                                       ----------  ----------

Noninterest Income
   Service charges                                        396,475     290,831
   Fees and commissions and other income                  187,219     148,755
   Life insurance investment income                       229,312     226,150
                                                       ----------  ----------

   Total Noninterest Income                               813,006     665,736
                                                       ----------  ----------

Noninterest Expense
   Salaries and employee benefits                       2,876,250   1,981,447
   Occupancy expense                                      818,932     497,383
   Other operating expenses                             1,180,969   1,156,241
                                                       ----------  ----------

   Total Noninterest Expenses                           4,876,151   3,635,071
                                                       ----------  ----------

Income Before Income Taxes                              1,810,373   1,843,849

Income Tax Expense                                        605,914     647,647
                                                       ----------  ----------

Net Income                                            $ 1,204,459 $ 1,196,202
                                                       ==========  ==========

Net Income Per Share (Basic and Diluted)                $    0.18 $      0.20
                                                         ========  =========

Weighted Average Shares Outstanding
   Basic                                                6,849,628   6,000,000
   Diluted                                              6,919,458   6,068,683


       The accompanying notes are an integral part of these statements.

Part I  Financial Information
Item 1  Financial Statements
                          NEW PEOPLES BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                          2003      2002
Interest Income
   Loans including fees                               $ 4,719,770 $ 4,063,824
   Federal funds sold                                      51,991      15,191
   Investments                                             66,517      46,646
                                                       ----------  ----------

   Total Interest Income                                4,838,278   4,125,661
                                                       ----------  ----------

Interest Expense
   Interest on deposits                                 1,597,130   1,429,205
                                                       ----------  ----------

Net Interest Income                                     3,241,148   2,696,456

Provision for Loan Losses                                 174,000     148,000
                                                       ----------  ----------

Net Interest Income After Provision for Loan Losses     3,067,148   2,548,456
                                                       ----------  ----------

Noninterest Income
   Service charges                                        213,622     159,223
   Fees and commissions and other income                  110,922      87,235
   Life insurance investment income                       115,338     120,742
                                                       ----------  ----------

   Total Noninterest Income                               439,882     367,200
                                                       ----------  ----------

Noninterest Expense
   Salaries and employee benefits                       1,526,816   1,080,451
   Occupancy expense                                      504,442     261,834
   Other operating expenses                               576,301     599,088
                                                       ----------  ----------

   Total Noninterest Expenses                           2,607,559   1,941,373
                                                       ----------  ----------

Income Before Income Taxes                                899,471     974,283

Income Tax Expense                                        306,370     357,183
                                                       ----------  ----------

Net Income                                            $   593,101 $   617,100
                                                       ==========  ==========

Net Income Per Share (Basic and Diluted)                $    0.09 $      0.10
                                                         ========  =========
Weighted Average Shares Outstanding
   Basic                                                6,898,003   6,000,000
   Diluted                                              6,967,620   6,064,000


       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     June 30,   December 31,
                                                       2003         2002
                                                    (Unaudited)   (Audited)
     ASSETS

Cash and due from banks                            $ 10,538,877  $  8,815,523
Federal funds sold                                    7,432,000     6,123,000
                                                    -----------   -----------

   Total Cash and Cash Equivalents                   17,970,877    14,938,523

Securities held to maturity, fair value
   of $ 37,006,000 at June 30, 2003 and
   $34,356,811 at December 31, 2002                  36,975,600    34,304,596
Loans, net of allowance for loan losses
   of $2,509,919 at June 30, 2003, and
   $2,224,487 at December 31, 2002                  248,431,614   220,170,411
Bank premises and equipment, net                     12,444,585    10,915,165
Federal Reserve Bank and FHLB stock (restricted)      1,310,250       538,950
Accrued interest receivable                           1,967,085     1,846,231
Life insurance investments                            8,198,270     7,987,882
Other assets                                            963,926       696,555
                                                    -----------   -----------

   Total Assets                                    $328,262,207  $291,398,313
                                                    ===========   ===========

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                           $ 27,743,015  $ 22,379,395
     Interest bearing                                10,009,846     9,711,423
   Savings deposits                                  34,148,824    27,125,922
   Time deposits                                    223,897,960   204,588,711
                                                    -----------   -----------

   Total Deposits                                   295,799,645   263,805,451

Accrued interest payable                                615,857       702,260
Accrued expenses and other liabilities                  691,943       409,374
                                                    -----------   -----------

   Total Liabilities                                297,107,445   264,917,085
                                                    -----------   -----------

     STOCKHOLDERS' EQUITY

Common stock - $2 par value; 12,000,000
   shares authorized;
   6,898,003 shares issued and outstanding           13,796,006
   6,008,393 shares issued and outstanding                         12,016,786
Paid-in-surplus                                      13,049,260     5,948,505
Stock subscriptions                                                 5,410,900
Retained earnings                                     4,309,496     3,105,037
                                                    -----------   -----------

   Total Stockholders' Equity                        31,154,762    26,481,228
                                                    -----------   -----------

   Total Liabilities and Stockholders' Equity      $328,262,207  $291,398,313
                                                    ===========   ===========


       The accompanying notes are an integral part of these statements.



                          NEW PEOPLES BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



                               Common       Paid in       Stock      Retained
                                Stock       Surplus   Subscriptions  Earnings        Total
                              ---------    ---------   -----------  ------------  -----------


Balance, December 31, 2001   $12,000,000  $ 5,964,331  $            $  926,743    $18,891,074

Net Income                                                           1,196,202      1,196,202
                             ----------   ----------    -----------   ---------    -----------


Balance June 30, 2002        $12,000,000  $ 5,964,331  $            $2,122,945    $20,087,276
                              ==========  ==========   ===========   =========     ==========



Balance, December 31, 2002   $12,016,786  $ 5,948,505  $ 5,410,900  $3,105,037    $26,481,228

Common Stock Subscribed                                  3,435,200                  3,435,200

Stock Options Exercised           10,000       27,500                                  37,500

Common Stock Issued            1,769,220    7,076,880   (8,846,100)                         0

Cost of Common Stock
   Offering                                    (3,625)                                 (3,625)

Net Income                                                           1,204,459      1,204,459
                                --------     --------   ----------   ---------      ---------

Balance June 30, 2003        $13,796,006 $ 13,049,260  $         0  $4,309,496    $31,154,762
                              ==========  ===========   ==========   =========     ==========



       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                                       2003          2002

Operating Activities:
   Net income                                      $ 1,204,459    $ 1,196,202
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                       334,000        278,000
       Net amortization on securities                  309,690              0
       Depreciation                                    523,909        401,167
       Income from life insurance contracts (
         net of expenses)                             (210,388)      (276,130)
       Net change in:
         Interest receivable                          (120,854)       145,257
         Other assets                                 (267,371)      (341,773)
         Accrued expense and other liabilities         196,166       (503,983)
                                                    ----------     ----------

   Net Cash Provided by Operating Activities         1,969,611        898,740
                                                    ----------     ----------

Investing Activities:
   Payments for the purchase of property            (2,053,329)    (1,303,403)
   Net change in loans                             (28,595,203)   (23,385,440)
   Purchase of securities held to maturity         (18,980,694)     3,498,520
   Maturity of securities held to maturity          16,000,000
   Purchase of Federal Reserve Bank stock              (66,000)
   Purchase of FHLB stock                             (705,300)
                                                    ----------     ----------


   Net Cash Used in Investing Activities           (34,400,526)   (21,190,323)
                                                    -----------    -----------

Financing Activities:
   Net change in:
     Demand and saving deposits                     12,684,945      9,958,948
     Time deposits                                  19,309,249      8,504,833
   Net proceeds from common stock offering           3,431,575
   Common stock options exercised                       37,500
                                                    ----------     ----------

   Net Cash Provided by Financing Activities        35,463,269     18,463,781
                                                    ----------     ----------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                       3,032,354     (1,827,802)

Cash and Cash Equivalents, Beginning of Period      14,938,523     11,547,163
                                                    ----------     ----------

Cash and Cash Equivalents, End of Period           $17,970,877    $ 9,719,361
                                                    ==========     ==========

Supplemental Disclosure of Cash Paid:
   Interest                                        $ 3,349,853    $ 3,152,248
   Income Taxes                                    $   625,000    $   620,000

       The accompanying notes are an integral part of these statements.

                          NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The financial statements conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the six and three month periods ended June 30, 2003 and 2002. The notes included herein should be read in conjunction with the notes to financial statements included in the 2002 annual report to shareholders of New Peoples Bankshares, Inc. The results of operations for the six and three month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and estimated fair value of securities held to maturity are as follows:
                                                 Gross        Gross
                                    Amortized  Unrealized   Unrealized   Fair
                                      Cost       Gains        Losses     Value

          June 30, 2003

          U.S. Government Agency  $36,873,953  $  25,047   $         $36,899,000
          State, County &
            Municipal                 101,647      5,353                 107,000
                                   ----------   --------    ---------  ---------


          Total Securities Held to
             Maturity             $36,975,600  $  30,400   $         $37,006,000
                                   ==========   ========    ========  ==========


          December 31, 2002

          U.S. Government Agency  $34,203,529  $  56,916   $  10,613 $34,249,832
          State, County &
            Municipal                 101,067      5,912                 106,979
                                   ----------   --------    --------  ----------


          Total Securities Held
            to Maturity           $34,304,596  $  62,828   $  10,613 $34,356,811
                                   ==========  ========     ========  ==========


NOTE 3   LOANS:

            Loans receivable outstanding are summarized as follows: (Rounded to the nearest thousand.)
                                                     June 30,     December 31,
                                                       2003           2002

         Commercial, financial and agricultural    $112,237,000   $93,746,000
         Real estate - construction                   5,558,000     5,615,000
         Real estate mortgage - 1-4 family
           residential                               88,464,000    80,264,000
         Installment loans to individuals            44,683,000    42,770,000
                                                    ----------     ----------

            Loans Receivable                       $250,942,000  $222,395,000
                                                    ===========   ===========

                          NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    ALLOWANCE FOR LOAN LOSSES:

          Transactions in the Company's allowance for loan losses are shown in the following schedule:
                             For the Three Months EndedFor the Six Months Ended
                                June 30,    June 30,     June 30,   June 30,
               2003               2002       2003          2002
             ---------         ----------  ----------  ------------

          Balance, beginning
          of period             $2,342,232  $1,898,150  $2,224,487  $1,792,850
          Provision for loan
          losses                   174,000     148,000     334,000     278,000
          Charge-offs              (15,416)    (23,800)    (63,636)    (71,778)
          Recoveries                 9,103       3,978      15,068      27,056
                                  --------    --------    --------    --------

          Balance, End of
            Period              $2,509,919  $2,026,128  $2,509,919  $2,026,128
                                 =========   =========   =========   =========



NOTE 5    COMMON STOCK:

             Beginning October 15, 2002, 1,200,000 shares of common stock were offered for sale by means of a prospectus to existing shareholders and to the general public in the states of Virginia, West Virginia and Tennessee only. The sale ended on February 7, 2003, after one 30 day extension from the original sale period. The total number of shares sold under the offering were 890,469 resulting in total gross proceeds to the Company of $8,904,690.



NOTE 6    STOCK OPTION PLAN:

             The Company has a stock-based compensation plan under which the Company can issue options, up to a maximum of 900,000 shares, to directors and employees to purchase common stock. Under the Plan, the exercise price may not be less than 100% of the fair market value of the shares on the award date. The options become vested and exercisable on the date of the grant. The stock option plan is more fully described in note 13 to the December 31, 2002 consolidated financial statements.

             The Company awarded options to acquire 286,000 shares on December 12, 2001 and 79,500 shares on January 1, 2003. The options expire ten years from the date of the award. The fair value of each option granted on January 1, 2003, was $3.30 using the Black Scholes Option Pricing method with the following assumptions: risk free interest rate - 4.01%, expected life - 10 years, expected volatility - zero and expected dividends - zero.

             Outstanding options as of June 30, 2003 are as follows:

                                    Exercise
              Date of Grant            Price       Outstanding

             December 12, 2001         7.50         278,466
             January 1, 2003          10.00          79,500

                          NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6    STOCK OPTION PLAN (CONTINUED):

             The Company accounts for the plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No Stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock option plan. No compensation cost would be recognized under FASB Statement No. 123 during the year 2002.


                                           Three Months Ended   Six Months Ended
                                         June 30,      March 31,    June 30,
                                           2003          2003         2003
                                           ----          ----         ----
Net income, as reported                $   593,101   $  611,358   $ 1,204,459
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method                        0     (262,350)     (262,350)
                                        ----------    ---------    ----------

Pro Forma Net Income                   $   593,101   $  349,008   $   942,109
                                        ==========    =========    ==========

Net Income per Share:

Basic & Diluted

  As reported                          $       .09   $      .10   $       .18
                                        ==========    =========    ==========

  Pro forma                            $       .09   $      .05   $       .14
                                        ==========    =========    ==========


NOTE 7    EARNINGS PER SHARE:

             Diluted earnings per share have been calculated to reflect the dilutive effect of the exercisable outstanding options granted to employees and directors of the Company. The dilution calculation assumes that all options were exercised at the beginning of the period and that the proceeds were used to purchase common stock at the average market price during the period.


NOTE 8   RECENT ACCOUNTING PRONOUNCEMENTS:

             In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation." This new standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised. The Company plans to continue to use the intrinsic value method in accordance with APB 25. The disclosures required by FAS 148 are shown above in Note 6.

                          NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

             In April 2003, FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This new standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities FAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a material effect on the Company.

             In April 2003, FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is (1) issued in the form of shares that is mandatorily redeemable, (2) at inception embodies an obligation to repurchase the issuer's equity, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets, or (3) embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares provided certain conditions are met; as a liability (or asset in some circumstances). FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement is not expected to have a material effect on the Company.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations


Forward Looking Statements

      The following discussion contains statements that refer to future expectations, contain projections of the results of operations or of financial condition or state other information that is "forward-looking." "Forward-looking" statements are easily identified by the use of words such as "could," "could anticipate," "estimate," "believe," and similar words that refer to the future outlook. There is always a degree of uncertainty associated with "forward-looking" statements. The Company's management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.

      Many factors could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

      o General economic conditions, either nationally or within the Company's markets, could be less favorable than expected;
      o Changes in market interest rates could affect interest margins and profitability;
      o     Competitive pressures could be greater than anticipated; and
      o     Legal or accounting changes could affect the Company's results.

Overview

     New Peoples Bankshares, Inc. ("Company") is a financial holding company, which owns 100% of New Peoples Bank, Inc. ("Bank"). In May of 2003, the Company formed two new subsidiaries: NPB Financial Serivces, Inc., which will provide insurance and investment products, and NPB Web Services, Inc., which will provide Web site development and maintenance for customers of the Bank. We anticipate that the new entities will begin operations during 2003.

     The Bank opened for business on October 28, 1998 and has achieved outstanding growth. As of June 30, 2003, the Bank had total deposits of $295,799,645 and total loans of $250,941,533.

     Our net income for the six months ended June 30, 2003 was $1,204,459 compared with income of $1,196,202 for the six months ended June 30, 2002. Net income per share was $.18 compared with $.20 for the prior period. The decrease in earnings per share is attributed to the increased number of shares outstanding after the recent sale of common stock.

     Our net income for the quarter ended June 30, 2003 was $593,101 compared with $611,358 for the first quarter of 2003 and $617,100 for the quarter ended June 30, 2002. The decrease in net income is mainly attributed to the decrease in our net interest margin for the quarter. Net income per share was $.09 compared with $.09 for the first quarter of 2003 and $.10 for the quarter ended June 30, 2002.

     For the foreseeable future, management will continue its strategy of providing personal and customized financial services to individuals, small to medium size businesses and the professional community. The Bank will strive to serve the banking needs of its customers by developing personal, hometown relationships.

Net Interest Income and Net Interest Margin

     Our net interest income, which equals total interest and dividend income less total interest expense, increased from $5,091,184 for the first six months of 2002 to $6,207,518 for the first six months of 2003. The increase was the net result of higher average balances and a 53 basis point decrease in the net interest margin.

     The net interest margin on earning assets, which equals net interest income divided by total interest earning assets was 4.56% for the first six months of 2003 and 5.09% for the first six months of 2002. Interest rates were lower during the first six months of 2003 compared with the same period in 2002 in response to interest rate cuts by the Federal Reserve Bank. The average yield on earning assets decreased 110 basis points and the average cost of funds decreased 58 basis points resulting in the decrease in the net interest margin. Because of a strong loan demand, the Bank was able to maintain the yield on loans at 7.96% during the current period compared with 8.36% for the prior period. The Bank continues to offer attractive loan and deposit rates in order to attract new customers. Table I below shows the rates paid on earning assets and deposit liabilities.

     The net interest margin for the second quarter of 2003 was 4.63% compared with 5.31 % for the second quarter of 2002. The trend in interest rates during the second quarter of 2003 was consistent with the decreases experienced during the first quarter of 2002.

Provision for Loan Losses

     The provision for loan losses for the first six months of 2003 was $334,000 compared with $278,000 for the same period of 2002. Loan charge-offs for the first six months of 2003 were $63,636 and recoveries were $15,068 resulting in an allowance for loan losses of $2,509,919 at June 30, 2003 (approximately 1% of total loans).

      Our provision for loan losses for the second quarter of 2003 was $174,000 compared to $148,000 for the second quarter of 2002. Net loan charge-offs for the second quarter of 2003 were $6,313.

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

Noninterest Income

    Noninterest income increased from $665,736 in the first six months of 2002 to $813,006 in the first six months of 2003. The increase in service charges, fees and commissions is consistent with the growth in average assets of the Bank. Noninterest income as a percentage (annualized) of average assets was .53% for the first six months of 2003 compared to .59% for the first six months of 2002.

     Noninterest income increased from $367,200 in the second quarter of 2002 to $439,882 for the second quarter of 2003. The increase in service charges, fees and commissions is consistent with the growth in average assets of the Bank. Noninterest income as a percentage (annualized) of average assets was .59 % for the second quarter of 2003 compared with .64% for the second quarter of 2002.

Noninterest Expense

     Noninterest expense increased from $3,635,071 in the first six months of 2002 to $4,876,151 in the first six months of 2003. The increase was due to additional staffing and expenses associated with the new branches opened and the general growth in operations. Noninterest expense as a percentage (annualized) of average assets was 3.19% for the first six months of 2003 compared to 3.24% for the first six months of 2002.

     Noninterest expense increased from $1,941,373 in the second quarter of 2002 to $2,607,559 for the second quarter of 2003. Noninterest expense as a percentage (annualized) of average assets was 3.31% for the second quarter of 2003 compared with 3.41% for the second quarter of 2002.

Investment Securities

    Total investment securities increased from $34,304,396 at December 31, 2002 to $36,975,600 at June 30, 2003. We had no Available For Sale securities at June 30, 2003 and December 31, 2002. At those dates, we believed that we had adequate liquidity in the form of other assets, including federal funds sold. In addition, the Securities Held to Maturity held at those dates generally had short contractual maturities and would have been available for liquidity purposes if necessary. See additional discussion of liquidity below.

    Our practice has been to invest available funds in short term U.S. Treasury and Agency securities, which reduce the percentage of the bank's capital that is subject to the Virginia bank franchise tax. The amount invested fluctuates from period to period depending on the funds available and projected liquidity needs. During the first six months of 2003, Securities Held to Maturity with a face value of $16,000,000 were replaced with similar short-term Securities Held to Maturity.

Loans

    Total loans have increased $28,547,000 during the first six months of 2003 to $250,942,000 due to strong loan demand and customers at our new branches. Approximately 66% of the loan portfolio is secured by real estate.

    Loans receivable outstanding are summarized as follows:

                                 Loan Portfolio
                                 (In Thousands)
                                                     June 30,  December 31,
                                                       2003        2002

    Commercial, financial and agricultural         $  112,237    $   93,746
    Real estate - construction                          5,558         5,615
    Real estate mortgage - 1-4 family residential      88,464        80,264
    Installment loans to individuals                   44,683        42,770
                                                    ---------     ---------

            Loans Receivable                       $  250,942    $  222,395
                                                    =========     =========

Loan Portfolio Risks

    Nonaccrual and past due loans are shown in the following schedule. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

                                                        June 30, December 31,
                                                          2003       2002
    Principal:                                             (In Thousands)
      Nonaccrual and past due loans:
        Nonaccruing loans                               $   43      $   40
        Loans past due 90 days or more
           and still accruing                               19          19
                                                         -----       -----

      Total                                             $   62      $   59
                                                         =====       =====

    Percent of total loans                                 0.02%       0.03%

Investment in Federal Home Loan Bank of Atlanta

    During 2003, the Bank purchased common stock issued by the Federal Home Loan Bank of Atlanta ("FHLB") of $705,300. The Bank also entered into an agreement with the FHLB which establishes a $49,000,000 line of credit. Advances under the line will be secured by a blanket floating lien on the Bank's qualifying real estate loans. No advances had been made under the line of credit at June 30, 2003.

Bank Premises

    At June 30, 2003, we had twelve full service branches, one deposit-taking branch and two loan production offices.

    On April 24, 2003, we opened a full service branch in Grundy, Virginia. We anticipate that the total cost of the land, building and equipment was approximately $1,600,000. A Director of the Bank has agreed to purchase the second floor of the building and six parking spaces for $350,000 for use as a law office.

    On July 2, 2003, we opened a branch in Dungannon, Virginia, in leased facilities located within the building which houses the Dungannon Post Office. The monthly lease fee will be approximately $800. It will be operated primarily as a deposit-taking branch, with two tellers.

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

Deposits

    Our deposits increased $31,994,194 during the first six months of 2003 to $295,799,645 at June 30, 2003 due to customers at our new branches. A schedule of deposits by type is shown in the balance sheet. Time deposits of $100,000 or more equaled 20.6% of total deposits at June 30, 2003 and 20.0% at December 31, 2002. We do not have brokered deposits and internet accounts are limited to customers in the surrounding geographical area. A maturity schedule of deposits is included in Table II below.

Capital

    Capital as a percentage of total assets was 9.49% at June 30, 2003, which exceeded regulatory requirements.

    Beginning October 15, 2002, 1,200,000 shares of common stock were offered for sale by means of a prospectus to existing shareholders and to the general public in the states of Virginia, West Virginia and Tennessee only. The sale ended on February 7, 2003, after one 30 day extension from the original sale period. The total number of shares sold under the offering were 890,469, resulting in total gross proceeds of $8,904,690.

Liquidity

    We had liquid assets of approximately $44.0 million at June 30, 2003 in the form of cash and due from banks, federal funds sold and investments maturing within 90 days. We believe that our liquid assets were adequate at June 30, 2003. In the event that we need additional funds, we have the ability to purchase federal funds under established lines of credit of $3.5 million and to borrow from the FHLB under a $49 million line of credit. Additional liquidity will be provided by the future growth that management expects in deposit accounts and loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. The maturity of our interest earning assets and interest bearing deposits is shown in Table II below.

Employees

    The Company's full time equivalent employees have increased from 145 at December 31, 2002 to 169 at June 30, 2003. Future increases in the number of employees will depend on the selection and approval of new branches.

Table I


                                       NEW PEOPLES BANKSHARES, INC.
                                        NET INTEREST MARGIN ANALYSIS
                                            AVERAGE BALANCE SHEET
                               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                            (In thousands of dollars)


                               ---------------- 2003 ---------    ------------- 2002 -----------
                                 Average             Average      Average                Average
                                 Balance   Income/    Rates       Balance    Income/      Rates
                                  Sheet    Expense  Earned/Paid    Sheet     Expense   Earned/Paid

ASSETS
   Loans including fees (1)    $237,127   $  9,181   7.96%       $190,106    $  7,947       8.36%
   Federal Funds sold            14,217         80   1.14%          6,870          58       1.69%
   Other investments             26,571        210   1.60%          3,070          91       5.93%
                                -------     -------               -------     -------


   Total Earning Assets         277,915      9,471   6.99%        200,046       8,096       8.09%
                                            -------                           -------


   Allowance for loans
     losses                      (2,359)                           (1,890)
   Non-earning assets            30,637                            26,483
                                -------                           -------

   Total Assets                $306,193                          $224,639
                                =======                           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand - Interest
       bearing                $  16,683   $     96   1.17%       $ 12,596    $     94       1.51%
     Savings                     24,878        186   1.52%         17,265         169       1.96%

     All other time deposits    207,402      2,981   2.92%        155,508       2,741       3.53%
                               ---------   -------              ---------     --------       ----

     Total Deposits             248,963      3,263   2.66%        185,369       3,004       3.24%
                                            -------                           -------


Non-interest bearing
   deposits                      31,814                            18,329
   Other liabilities              1,329                             1,313
                                -------                            -------

     Total Liabilities         $282,106                          $205,011

   Stockholders' Equity          24,087                            19,628
                                -------                           -------

   Total Liabilities and
     Stockholders' Equity      $306,193                          $224,639
                                =======                           =======

   Net Interest Earnings                 $   6,208                           $  5,091
                                           =======                             =======

   Net Yield on Interest
     Earning Assets                                  4.56%                                  5.09%
                                                    =====                                  ======



(1) Nontaxable interest income is insignificant and treated as taxable in the above analysis.

Table I

                          NEW PEOPLES BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                            AVERAGE BALANCE SHEET
              FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                            (In thousands of dollars)


                                 ---------------- 2003 -------------   --------------- 2002 -------------
                                  Average                 Average      Average                    Average
                                  Balance     Income/      Rates       Balance       Income/        Rates
                                   Sheet     Expense    Earned/Paid     Sheet        Expense     Earned/Paid

ASSETS
   Loans including fees (1)      $245,132    $  4,720       7.95%     $196,625       $  4,064        8.27%
   Federal Funds sold              18,986          52       1.10%        3,445             15        1.74%
   Other investments               21,780          66       1.23%        2,885             47        6.52%
                                  -------     -------                  -------        -------


   Total Earning Assets           285,898       4,838       6.96%      202,955          4,126        8.13%
                                              -------                                 -------


   Allowance for loans losses      (2,435)                              (1,954)
   Non-earning assets              31,393                               27,025
                                   -------                             -------

   Total Assets                  $314,856                             $228,026
                                  =======                              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand - Interest bearing  $  17,306  $       50       1.16%     $ 17,091      $      69        1.61%
     Savings                       26,408          99       1.52%       14,700             73        1.99%
     All other time deposits      210,988       1,448       2.78%      155,665          1,287        3.31%
                                ---------     -------                 --------        -------         ----

     Total Deposits              $254,702       1,597       2.54%    $ 187,456          1,429        3.05%
                                             --------                               ---------       ------

Non-interest bearing deposits      34,272                               19,443
   Other liabilities                1,477                                1,156
                                  -------                               -------

     Total Liabilities            290,451                              208,055

   Stockholders' Equity            24,396                               19,971
                                  -------                               -------

   Total Liabilities and
     Stockholders' Equity        $314,847                             $228,026
                                   =======                             =======

   Net Interest Earnings                    $   3,241                                $  2,696
                                              =======                                 =======

   Net Yield on Interest
     Earning Assets                                         4.63%                                    5.31%
                                                            =====                                  =======



(1) Nontaxable interest income is insignificant and treated as taxable in the above analysis.

Table II

                                        NEW PEOPLES BANKSHARES, INC.
                                       INTEREST SENSITIVITY ANALYSIS
                                          (In thousands of dollars)



June 30, 2003

                    1-90     91-365                                              Over 5
Uses of Funds       Days      Days        2005       2006     2007       2008      Years        Total
-------------       ----      ----        ----       ----     ----       ----      -----        -----

Loans             $41,528   $91,084    $  48,856   $28,322   $19,966   $  9,717   $ 11,469     $250,942
Federal funds
  sold              7,432                                                                         7,432
Total investments  31,775     5,703          102       706                                       38,286
                   ------     -----        -----     -----     -----    -------    --------     -------

   Total           80,735    96,787       48,958    29,028    19,966      9,717     11,469      296,660
                  --------   ------       ------   --------   ------      -----   --------      -------

Sources of Funds

Deposits

   Demand and
     savings       44,132                                                                        44,132
   Time deposits
     > $100M       48,010    81,434       14,272     7,447     9,573      2,231                 162,967
   Time deposits
     < $100M       17,285    30,732        5,998     3,766     2,329        847                  60,957
                  -------    ------        -----     -----     -----      -----    ---------   ---------


   Total Deposits 109,427   112,166       20,270    11,213    11,902      3,078                 268,056
                  -------  --------       ------   --------   ------      -----    ----------   -------


Discrete Gap      (28,692)  (15,379)      28,688    17,815     8,064      6,639     11,469

Cumulative Gap    (28,692)  (44,071)     (15,383)    2,432    10,496     17,135     28,604       28,604

Ratio of Cumulative
  Gap
  To Total
  Earning Assets    -9.67%  -14.86%        -5.19%    0.82%     3.54%      5.78%      9.64%

December 31, 2002

Ratio of Cumulative
  Gap
  To Total
  Earning Assets   -25.51%  -34.27%       -28.15%  -22.09%   -17.13%     -5.98%      8.33%



Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2003. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.

Item 3.  Market Quantitative and Qualitative Disclosures About Risk

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

The following table summarizes our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of June 30, 2003 and December 31, 2002. At both dates, our interest rate risk is within the established limitations.

          Immediate      Estimated Increase
     Basis Point Change   (Decrease) in Net      Established
      In Interest Rates    Interest Income       Limitation

                          June 30,December 31,
                           2003       2002

             +300           1.00%    (4.67)%       (20.00)%
             +200            .66     (3.10)        (15.00)
             +100            .33     (1.55)         (7.00)
             -100            .13      2.13          (7.00)
             -200          (2.27)     4.09         (15.00)
             -300          (3.04)     1.95         (20.00)

    During the first six months of 2003, we were able to reduce our interest rate risk for an increasing rate environment by increasing our earning assets that reprice within one year relative to deposits that will reprice within one year.

    At June 30, 2003, we had a cumulative Gap Rate Sensitivity Ratio (based on contractual terms) of a negative 14.86% for the one year repricing period compared with a negative 34.27% at December 31, 2002. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II in Item 2 above shows the Company's interest sensitivity by year.

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

    We have established our disclosure controls and procedures to ensure that material information related to the Company is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer and the Chief Financial Officer, and the other executive officers of the Company and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of the end of the period covered by this report. Based on this evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

    We also maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, and careful selection and training of qualified personnel. There have been no significant changes to this system of internal controls or in other factors that could materially affect those controls subsequent to the date of the Company's evaluation described above.


Part II Other Information

Item 1. Legal Proceedings -            Not Applicable

Item 2. Changes in Securities and
        Use of Proceeds -              Not Applicable

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

(a)   Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:


No.                      Description

3.1     Articles of Incorporation of Registrant (1)

3.2     By Laws of Registrant (1)

99.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

99.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

Item 6. Exhibits and Reports on 8-K (Continued) -

99.3 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        (1) Incorporated by reference to Exhibits to Form 8K filed by New Peoples Bankshares, Inc. on December 12, 2002

(b)   Reports on Form 8-K.

     Not Applicable

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW PEOPLES BANKSHARES, INC.


                                       By: /s/ KENNETH D. HART
                                           --------------------------------
                                           Kenneth D. Hart
                                           President and Chief Executive
                                           Officer



                                       By: /s/ FRANK SEXTON, JR.
                                           ----------------------------------
                                           Frank Sexton, Jr.
                                           Executive Vice President and
                                           Cashier




Date: August 13, 2003