Form 10-Q
period 2003-09-30
NEW PEOPLES BANKSHARES INC
filed 2003-11-13
CIK 1163389

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 2003

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

                6,903,003 shares of common stock, par value $2.00 per share, outstanding as of November 1, 2003

                         NEW PEOPLES BANKSHARES, INC.

                                     INDEX
                                                                        Page

PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Nine Months
         Ended September 30, 2003 and 2002 (Unaudited)                    2

         Consolidated Statements of Income - Three Months
         Ended September 30, 2003 and 2002 (Unaudited)                    3

         Consolidated Balance Sheets - September 30, 2003 and
         December 31, 2002 (Audited)                                      4

         Consolidated Statements of Changes in Stockholders' Equity -
         Nine Months Ended September 30, 2003 and 2002 (Unaudited)        5

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 2003 and 2002 (Unaudited)                    6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      19

Item 4.  Controls and Procedures                                         19


PART II  OTHER INFORMATION                                               20

Item 1.  Legal Proceedings                                               20

Item 2.  Changes in Securities and Use of Proceeds                       20

Item 3.  Defaults upon Senior Securities                                 20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 5.  Other Information                                               21

Item 6.  Exhibits and Reports on Form 8-K                                21


         SIGNATURES                                                      22

Part I  Financial Information
Item 1  Financial Statements

                         NEW PEOPLES BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

                                                        2003        2002
Interest Income
   Loans including fees                            $14,142,734  $12,232,972
   Federal funds sold                                  150,745       99,781
   Investments                                         279,614      141,482
                                                    ----------   ----------

   Total Interest Income                            14,573,093   12,474,235
                                                    ----------   ----------

Interest Expense
   Interest on deposits                              4,873,684    4,568,583
                                                    ----------   ----------

Net Interest Income                                  9,699,409    7,905,652

Provision for Loan Losses                              364,000      476,000
                                                    ----------   ----------

Net Interest Income After Provision
  for Loan Losses                                    9,335,409    7,429,652
                                                   -----------  -----------

Noninterest Income
   Service charges                                     657,651      467,820
   Fees and commissions and other income               331,732      225,918
   Life insurance investment income                    315,214      341,488
                                                    ----------   ----------

Total Noninterest Income                             1,304,597    1,035,226
                                                    ----------  -----------

Noninterest Expense
   Salaries and employee benefits                    4,482,776    3,140,349
   Occupancy expense                                 1,274,677      796,333
   Other operating expenses                          1,916,936    1,822,759
                                                    ----------   ----------

   Total Noninterest Expenses                        7,674,389    5,759,441
                                                    ----------   ----------

Income Before Income Taxes                           2,965,617    2,705,437

Income Tax Expense                                   1,000,437      969,889
                                                    ----------  -----------

Net Income                                         $ 1,965,180  $ 1,735,548
                                                    ==========   ==========


Net Income Per Share
   Basic                                           $       .29  $       .29
                                                    ==========   ==========
   Diluted                                         $       .28  $       .29
                                                    ==========   ==========

Weighted Average Shares Outstanding
   Basic                                             6,867,047    6,000,000
   Diluted                                           6,936,384    6,067,209


       The accompanying notes are an integral part of these statements.

Part I  Financial Information
Item 1  Financial Statements

                         NEW PEOPLES BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

                                                       2003         2002
Interest Income
   Loans including fees                            $4,961,588   $ 4,286,177
   Federal funds sold                                  70,830        41,937
   Investments                                         69,707        50,330
                                                    ---------    ----------

   Total Interest Income                            5,102,125     4,378,444
                                                    ---------    ----------

Interest Expense
   Interest on deposits                             1,610,234     1,563,976
                                                    ---------    ----------

Net Interest Income                                 3,491,891     2,814,468

Provision for Loan Losses                              30,000       198,000
                                                    ---------    ----------

Net Interest Income After Provision for
  Loan Losses                                       3,461,891     2,616,468
                                                   ----------    ----------

Noninterest Income
   Service charges                                    261,176       176,989
   Fees and commissions and other income              144,513        77,163
   Life insurance investment income                    85,902       115,338
                                                    ---------    ----------

   Total Noninterest Income                           491,591       369,490
                                                    ---------    ----------

Noninterest Expense
   Salaries and employee benefits                   1,606,526     1,158,902
   Occupancy expense                                  455,745       298,950
   Other operating expenses                           735,967       666,518
                                                    ---------    ----------

   Total Noninterest Expenses                       2,798,238     2,124,370
                                                    ---------   -----------

Income Before Income Taxes                          1,155,244       861,588

Income Tax Expense                                    394,523       322,242
                                                    ---------    ----------

Net Income                                         $  760,721   $   539,346
                                                    =========    ==========

Net Income Per Share
   Basic                                           $       .11  $       .09
                                                    ==========   ==========
   Diluted                                         $       .11  $       .09
                                                    ==========   ==========

Weighted Average Shares Outstanding
   Basic                                             6,901,318    6,000,000
   Diluted                                           6,969,685    6,064,000


       The accompanying notes are an integral part of these statements.

                         NEW PEOPLES BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                September 30,   December 31,
                                                    2003           2002
                                                 (Unaudited)     (Audited)
     ASSETS

Cash and due from banks                        $ 10,360,171    $  8,815,523
Federal funds sold                                5,526,000       6,123,000
                                                -----------     -----------

   Total Cash and Cash Equivalents               15,886,171      14,938,523

Securities held to maturity, fair value o
   $40,842,256 at September 30, 2003 and
   $34,356,811 at December 31, 2002              40,830,166      34,304,596
Loans, net of allowance for loan losses of
   $2,492,111 at September 30, 2003, and
   $2,224,487 at December 31, 2002              266,253,143     220,170,411
Bank premises and equipment, net                 13,233,003      10,915,165
Federal Reserve Bank and FHLB stock
  (restricted)                                    1,364,250         538,950
Accrued interest receivable                       2,037,280       1,846,231
Life insurance investments                        8,267,670       7,987,882
Other assets                                        800,622         696,555
                                                -----------     -----------

   Total Assets                                $348,672,305    $291,398,313
                                                ===========     ===========

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                       $ 31,448,169    $ 22,379,395
   Interest bearing                              18,165,540       9,711,423
   Savings deposits                              38,501,953      27,125,922
   Time deposits                                226,850,682     204,588,711
                                                -----------     -----------

   Total Deposits                               314,966,344     263,805,451

Accrued interest payable                            588,947         702,260
Accrued expenses and other liabilities            1,164,031         409,374
                                                -----------     -----------

   Total Liabilities                            316,719,322     264,917,085
                                                -----------     -----------

     STOCKHOLDERS' EQUITY

Common stock - $2 par value; 12,000,000
   shares authorized; 6,903,003 shares issued
   and outstanding                               13,806,006
   6,008,393 shares issued and outstanding                       12,016,786
Paid-in-surplus                                  13,076,760       5,948,505
Stock subscriptions                                               5,410,900
Retained earnings                                 5,070,217       3,105,037
                                                -----------     -----------

   Total Stockholders' Equity                    31,952,983      26,481,228
                                                -----------    ------------

   Total Liabilities and Stockholders' Equity  $348,672,305    $291,398,313
                                                ===========     ===========

       The accompanying notes are an integral part of these statements.


                         NEW PEOPLES BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)



                              Common       Paid in          Stock       Retained
                               Stock       Surplus       Subscriptions  Earnings      Total


Balance, December 31,
   2001                    $ 12,000,000   $  5,964,331    $             $926,743   $18,891,074

Net Income                                                             1,735,548     1,735,548
                            -----------   ------------    ----------   ---------     ---------

Balance September 30,
   2002                    $ 12,000,000   $  5,964,331   $            $2,662,291   $20,626,622
                            ===========      =========    ==========   =========    ==========


Balance, December 31,
   2002                    $ 12,016,786   $  5,948,505   $ 5,410,900  $3,105,037   $26,481,228

Common Stock Subscribed                                    3,435,200                 3,435,200

Stock Options Exercised          20,000         55,000                                  75,000

Common Stock Issued           1,769,220      7,076,880    (8,846,100)

Cost of Common Stock
   Offering                                     (3,625)                                 (3,625)

Net Income                                                             1,965,180     1,965,180
                            -----------     ----------   ----------    ---------     ---------

Balance September 30,
   2003                    $ 13,806,006   $ 13,076,760   $            $5,070,217   $31,952,983
                            ===========     ==========    =========    =========    ==========


       The accompanying notes are an integral part of these statements.

                         NEW PEOPLES BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


                                                     2003          2002

Operating Activities:
   Net income                                    $ 1,965,180    $ 1,735,548
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                     364,000        476,000
       Net amortization on securities                440,299
       Depreciation                                  805,872        624,282
       Income from life insurance contracts
         (net of expenses)                          (279,788)      (382,006)
       Net change in:
         Interest receivable                        (191,049)        31,614
         Other assets                               (104,067)       105,425
         Accrued interest, expenses and other
           liabilities                               641,345        (28,996)
                                                  ----------     ----------

   Net Cash Provided by Operating Activities       3,641,792      2,561,867
                                                  ----------    -----------

Investing Activities:
   Payments for the purchase of property          (3,123,710)    (2,387,743)
   Net change in loans                           (46,446,732)    33,903,362)
   Purchase of securities held to maturity       (65,964,158)
   Maturity of securities held to maturity        58,998,288
   Purchase of Federal Reserve Bank stock           (120,000)
   Purchase of FHLB stock                           (705,300)    11,205,166)
                                                  ----------     ----------

   Net Cash Used in Investing Activities          (57,361,612)  (47,496,271)
                                                  -----------    ----------


Financing Activities:
   Net change in:
     Demand and saving deposits                   28,898,922     13,913,733
     Time deposits                                22,261,971     35,888,519
   Net proceeds from common stock offering         3,431,575
   Common stock options exercised                     75,000
                                                  ----------    -----------

   Net Cash Provided by Financing Activities      54,667,468     49,802,252
                                                  ----------     ----------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                       947,648      4,867,848

Cash and Cash Equivalents, Beginning of Period    14,938,523     11,547,163
                                                  ----------     ----------

Cash and Cash Equivalents, End of Period         $15,886,171    $16,415,011
                                                  ==========     ==========

Supplemental Disclosure of Cash Paid:
   Interest                                       $4,986,997    $ 4,629,444
   Income Taxes                                   $  755,000    $   969,889

       The accompanying notes are an integral part of these statements.

                         NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The financial statements conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the nine and three month periods ended September 30, 2003 and 2002. The notes included herein should be read in conjunction with the notes to financial statements included in the 2002 annual report to shareholders of New Peoples Bankshares, Inc. The results of operations for the nine and three month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and estimated fair value of securities held to maturity are as follows:
                                             Gross       Gross
                            Amortized     Unrealized  Unrealized    Fair
                              Cost           Gains      Losses      Value
          September 30, 2003

          U.S. Government
             Agency        $ 40,728,743   $  14,500   $  7,311   $ 40,735,932
          State, County &
             Municipal          101,423       4,901                   106,324
                            -----------    --------    -------    -----------

          Total Securities Held
             To Maturity   $ 40,830,166   $  19,401   $  7,311   $ 40,842,256
                            ===========    ========    =======    ===========

          December 31, 2002

          U.S. Government
            Agency         $ 34,203,529   $  56,916   $ 10,613   $ 34,249,832
          State, County &
            Municipal           101,067       5,912                   106,979
                            -----------    --------    -------    -----------

          Total Securities Held
            to Maturity    $ 34,304,596   $  62,828   $ 10,613   $ 34,356,811
                            ===========    ========    =======    ===========


NOTE 3   LOANS:

            Loans receivable outstanding are summarized as follows: (Rounded to the nearest thousand.)
                                                September 30,  December 31,
                                                    2003           2002
                                                    ----           ----

         Commercial, financial
            and agricultural                   $120,088,000    $ 93,746,000
         Real estate -
            construction                          6,747,000       5,615,000
         Real estate mortgage -
            1-4 family residential               95,263,000      80,264,000
         Installment loans to
            individuals                          46,647,000      42,770,000
                                                -----------     -----------

            Loans Receivable                   $268,745,000    $222,395,000
                                                ===========     ===========

                         NEW PEOPLES BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

          Transactions in the Company's allowance for loan losses are shown in the following schedule:

                             For the Three Months Ended   For the Nine Months Ended
                              September 30,  September 30,  September 30,  September 30,
                                  2003          2002            2003          2002
                                ---------    ----------       --------      --------

          Balance, beginning
             of period           $2,509,919   $2,026,128     $2,224,487   $1,792,850
          Provision for loan
          losses                    30,000       198,000        364,000      476,000
          Charge-offs              (49,906)     (100,223)      (113,542)    (172,001)
          Recoveries                 2,098         5,899         17,166       32,955
                                  --------     ---------      ---------     --------

          Balance, End of
          Period                $2,492,111   $2,129,804     $2,492,111    $2,129,804
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

             Outstanding options as of September 30, 2003 are as follows:

                                     Exercise
              Date of Grant            Price       Outstanding

             December 12, 2001         7.50         273,466
             January 1, 2003          10.00          79,500

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

                           Three Months Ended          Nine Months Ended
                         September 30,September 30,September 30,September 30,
                             2003        2002          2003        2002
                             ----        ----          ----        ----

Net income, as reported   $ 760,721   $ 539,346      $1,965,180  $1,735,548
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method                             (262,350)
                           --------    --------       --------    --------

Pro Forma Net Income      $ 760,721   $ 539,346      $1,702,830  $1,735,548
                           ========    ========       =========   =========

Net Income per Share:

Basic

  As reported             $      .11  $     .09      $     .29   $     .29
                           =========   ========       ========    ========
  Proforma                $      .11  $     .09      $     .25   $     .29
                           =========   ========       ========    ========

Diluted

  As reported             $      .11  $     .09      $     .28   $     .29
                           =========   ========       ========    ========
  Proforma                $      .11  $     .09      $     .25   $     .29
                           =========   ========       ========    ========


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

Overview

     New Peoples Bankshares Inc. ("Company") is a financial holding company, which owns 100% of New Peoples Bank, Inc. ("Bank"). In May of
2003; the Company formed two new subsidiaries: NPB Financial Services, Inc., which will provide insurance and investment products, and NPB Web Services, Inc., which will provide Web site development and maintenance for customers of the Bank. We anticipate that the new entities will begin operations during 2003.

     The Bank opened for business on October 28, 1998 and has achieved outstanding growth. As of September 30, 2003, the Bank had total deposits of $314,966,344 and total loans of $268,745,254.

     Our net income for the nine months ended September 30, 2003 was $1,965,180 compared with net income of $1,735,548 for the nine months ended September 30, 2002. Net income per share was $.29 compared with $.29 for the prior period.

     Our net income for the quarter ended September 30, 2003 was $760,721 compared with $593,101 for the second quarter of 2003 and $539,346 for the quarter ended September 30, 2002. The increase in net income is mainly attributed to the decrease in our provision for loan losses. Net income per share was $.11 compared with $.09 for the second quarter of 2003 and $.09 for the quarter ended September 30, 2002.

     For the foreseeable future, management will continue its strategy of providing personal and customized financial services to individuals, small to medium size businesses and the professional community. The Bank will strive to serve the banking needs of its customers by developing personal, hometown relationships.

Net Interest Income and Net Interest Margin

     Our net interest income, which equals total interest and dividend income less total interest expense, increased from $7,429,652 for the first nine months of 2002 to $9,335,409 for the first nine months of 2003. The increase was the net result of higher average balances and a 60 basis point decrease in the net interest margin.

     The net interest margin on earning assets, which equals net interest income divided by total interest earning assets was 4.49% for the first nine months of 2003 and 5.09% for the first nine months of 2002. Interest rates were lower during the first nine months of 2003 compared with the same period in 2002 in response to interest rate cuts by the Federal Reserve Bank. The average yield on earning assets decreased 126 basis points and the average cost of funds decreased 66 basis points resulting in the decrease in the net interest margin. Because of a strong loan demand, the Bank was able to maintain the yield on loans at 7.78% during the current period compared with 8.33% for the prior period. The Bank continues to offer attractive loan and deposit rates in order to attract new customers. Table I below shows the rates paid on earning assets and deposit liabilities.

     The net interest margin for the third quarter of 2003 was 4.57% compared with 5.09 % for the third quarter of 2002. The trend in interest rates during the third quarter of 2003 was consistent with the decreases experienced during the first half of 2003.

Provision for Loan Losses

     The provision for loan losses for the first nine months of 2003 was $364,000 compared with $476,000 for the same period of 2002. Loan charge-offs for the first nine months of 2003 were $113,542 and recoveries were $17,166 resulting in an allowance for loan losses of $2,492,111 at September 30, 2003 (approximately .93% of total loans).

     Our provision for loan losses for the third quarter of 2003 was $30,000 compared to $198,000 for the third quarter of 2002. Net loan charge-offs for the third quarter of 2003 were $47,808. Based on our loan loss experience to date and the low amount of problem loans, we have reduced our provision for loan losses for the quarter ended September 30, 2003.

     The calculation of the allowance for loan losses is considered a critical accounting policy. Although we have experienced lenders who are familiar with their customer base, most loans are too new to have exhibited signs of weakness and the bank does not have an adequate history of loan losses to develop accurate risk factors. Prior to the current quarter, we used guidelines that have been traditionally recommended by the bank regulatory agencies for calculating the amount of the allowance for loan losses. At each balance sheet date, we adjusted the allowance to equal the larger of 1% or an amount calculated by multiplying a loss factor times the amount of loans in each risk classification pool. The pools and loss factors used in this calculation are as follows: loss-100%, doubtful-50%, substandard-10%, special mention-1%, pass-.5%. In addition we consider current economic conditions, changes in the nature and volume of the loan portfolio, and known adverse factors that may affect the borrower's ability to repay.

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

     We are in the process of developing a methodology to calculate the allowance for loan losses which will reflect our loss experience and the existing risks in our loan portfolio.

     The allowance for loan losses represents management's best estimate of the probable loan losses incurred as of each balance sheet date.

Noninterest Income

     Noninterest income increased from $1,035,226 in the first nine months of 2002 to $1,304,597 in the first nine months of 2003. The increase in service charges, fees and commissions is consistent with the growth in average assets of the Bank. Noninterest income as a percentage (annualized) of average assets was ..55% for the first nine months of 2003 compared to .59% for the first nine months of 2002.

     Noninterest income increased from $369,490 in the third quarter of 2002 to $491,591 for the third quarter of 2003. The increase in service charges, fees and commissions is consistent with the growth in average assets of the Bank. Noninterest income as a percentage (annualized) of average assets was .57 % for the third quarter of 2003 compared with .60% for the third quarter of 2002.

Noninterest Expense

     Noninterest expense increased from $5,759,441 in the first nine months of 2002 to $7,674,389 in the first nine months of 2003. The increase was due to additional staffing and expenses associated with the new branches opened and the general growth in operations. Noninterest expense as a percentage (annualized) of average assets was 3.21% for the first nine months of 2003 compared to 3.30% for the first nine months of 2002.

     Noninterest expense increased from $2,124,370 in the third quarter of 2002 to $2,798,238 for the third quarter of 2003. Noninterest expense as a percentage (annualized) of average assets was 3.27% for the third quarter of 2003 compared with 3.42% for the third quarter of 2002.

Investment Securities

    Total investment securities increased from $34,304,596 at December 31, 2002 to $40,830,166 at September 30, 2003. We had no Available For Sale securities at September 30, 2003 and December 31, 2002. At those dates, we believed that we had adequate liquidity in the form of other assets, including federal funds sold. In addition, the Securities Held to Maturity held at those dates generally had short contractual maturities and would have been available for liquidity purposes if necessary. See additional discussion of liquidity below.

    Our practice has been to invest available funds in short term U.S. Treasury and Agency securities, which reduce the percentage of the bank's capital that is subject to the Virginia bank franchise tax. The amount invested fluctuates from period to period depending on the funds available and projected liquidity needs. During the first nine months of 2003, Securities Held to Maturity with a face value of $58,998,288 were replaced with similar short-term Securities Held to Maturity.

Loans

    Total loans have increased $46,350,000 during the first nine months of 2003 to $268,745,000 due to strong loan demand and customers at our new branches. Approximately 68% of the loan portfolio is secured by real estate.

    Loans receivable outstanding are summarized as follows:

                                 Loan Portfolio
                                 (In Thousands)
                                                   September 30, December 31,
                                                       2003         2002

    Commercial, financial and agricultural         $  120,088    $   93,746
    Real estate - construction                          6,747         5,615
    Real estate mortgage - 1-4 family residential      95,263        80,264
    Installment loans to individuals                   46,647        42,770
                                                    ---------     ---------

            Loans Receivable                       $  268,745    $  222,395
                                                    =========     =========

Loan Portfolio Risks

    Nonaccrual and past due loans are shown in the following schedule. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

                                              September 30, December 31,
                                                  2003          2002
    Principal:                                      (In Thousands)
      Nonaccrual and past due loans:
        Nonaccruing loans                      $     154    $      40
        Loans past due 90 days or more
           and still accruing                         70           19
                                                --------     --------

      Total                                    $     224    $      59
                                                ========     ========

    Percent of total loans                           .08%         0.03%

Investment in Federal Home Loan Bank of Atlanta

    During 2003, the Bank purchased common stock issued by the Federal Home Loan Bank of Atlanta ("FHLB") of $705,300. The Bank also entered into an agreement with the FHLB which establishes a $49,000,000 line of credit. Advances under the line will be secured by a blanket floating lien on the Bank's qualifying real estate loans. No advances had been made under the line of credit at September 30, 2003.

Bank Premises

    At September 30, 2003, we had thirteen full service branches, two deposit-taking branches and two loan production offices.

    On July 2, 2003, we opened a branch in Dungannon, Virginia, in leased facilities located within the building which houses the Dungannon Post Office. The monthly lease fee will be approximately $800. It will be operated primarily as a deposit-taking branch, with two tellers.

    On September 18, 2003 we opened a full-service branch in Kingsport, Tennessee. The Bank is a 3,600 square foot two story brick building situated on a one-acre lot. It contains three drive-thru lanes and an ATM. The branch is located at 2600 North John B. Dennis Highway, Kingsport, Tennessee 37660.

    We have signed a three year lease, at $2,200/month, with Helms Candy Company for a facility at 2975 Lee Highway, Bristol, Virginia to establish a branch. Approval was granted by the SCC on October 6, 2003. The building, which measures 13'6" x 76'6" is a converted trailer which formerly housed a banking office. After some renovations and remodeling, we hope to open for business before the end of 2003.

    Property has been purchased at 350 West Main Street in Abingdon, Virginia for the construction of a full service branch. Purchase price of the property, formerly housing a Radio Shack, which will require extensive remodeling, was $500,000; plus another $210,000 for the adjacent property which will be converted into parking areas. Cost of the remodeling and furnishing of the site is anticipated to be approximately $500,000. Opening is projected for 2004.

    Construction has begun behind the Main Office in Honaker for a new Operations Building. The two story building will house Data Processing, Operations, Accounting, and Bookkeeping. The cost of the land was $75,000; $1.5 million is the projection for the finished facility. Spring 2004 is the anticipated completion date.

    We will continue to investigate and consider other possible sites that would enable the Bank to profitably serve its chosen market area. Additional purchases of premises and equipment for the year 2003 will depend on the decision to open additional branches.

Deposits

    Our deposits increased $51,160,893 during the first nine months of 2003 to $314,966,344 at September 30, 2003 due to customers at our new branches. A schedule of deposits by type is shown in the balance sheet. Time deposits of $100,000 or more equaled 19.6% of total deposits at September 30, 2003 and 20.0% at December 31, 2002. We do not have brokered deposits and internet accounts are limited to customers in the surrounding geographical area. A maturity schedule of deposits is included in Table II below.

Capital

    Capital as a percentage of total assets was 9.16% at September 30, 2003, which exceeded regulatory requirements.

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

Liquidity

    We had liquid assets of approximately $55.9 million at September 30, 2003 in the form of cash and due from banks, federal funds sold and investments maturing within 90 days. We believe that our liquid assets were adequate at September 30, 2003. In the event that we need additional funds, we have the ability to purchase federal funds under established lines of credit of $3.5 million and to borrow from the FHLB under a $49 million line of credit. Additional liquidity will be provided by the future growth that management expects in deposit accounts and loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. The maturity of our interest earning assets and interest bearing deposits is shown in Table II below.

Employees

    The Company's full time equivalent employees have increased from 145 at December 31, 2002 to 180 at September 30, 2003. Future increases in the number of employees will depend on the selection and approval of new branches.

Table I

                          NEW PEOPLES BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                              AVERAGE BALANCE SHEET
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                            (In thousands of dollars)


                              ---------------2003 ---------------------------- 2002-------------
                               Average                  Average    Average               Average
                               Balance      Income/      Rates     Balance    Income/     Rates
                                Sheet       Expense   Earned/Paid   Sheet     Expense  Earned/Paid

ASSETS
   Loans including fees (1)    $244,679    $ 14,143      7.78%     $195,878   $ 12,233    8.33%
   Federal Funds sold            19,810         151      1.02%        7,906        100    1.69%
   Other investments             24,847         279      1.50%        3,319        141    5.66%
                                -------    --------     -----       -------

   Total Earning Assets         289,336      14,573      6.77%     $207,103     12,474    8.03%
                                            -------                            -------

   Allowance for loans losses    (2,411)                             (1,947)
   Non-earning assets            31,401                              27,308
                                -------                             -------

   Total Assets                $318,326                            $232,464
                                =======                             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand - Interest
        bearing                $ 19,106     $  146        1.02%    $ 12,877    $  145    1.50%
     Savings                     26,318        279        1.42%      18,049       268    1.98%
     All other time deposits    213,464      4,449        2.79%     160,893     4,155    3.44%
                               ---------   -------                 --------     -----


     Total Deposits             258,888     4,874         2.52%     191,819     4,568    3.18%
                                           ------                               -----

Non-interest bearing deposits    33,006                              19,471
   Other liabilities              1,404                               1,254
                                -------                             -------

     Total Liabilities          293,298                             212,544
   Stockholders' Equity          25,028                              19,920
                                -------                             -------

   Total Liabilities and
     Stockholders' Equity      $318,326                            $232,464
                                =======                             =======

   Net Interest Earnings                 $  9,699                             $ 7,906
                                          =======                             =======

   Net Yield on Interest
     Earning Assets                                      4.49%                          5.09%
                                                         ====                           ====



(1) Nontaxable interest income is insignificant and treated as taxable in the above analysis.

Table I

                          NEW PEOPLES BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                              AVERAGE BALANCE SHEET
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                            (In thousands of dollars)
                                ---------------- 2003 -------------------------------- 2002 ----------------
                                   Average                 Average          Average               Average
                                   Balance      Income/     Rates          Balance     Income/     Rates
                                    Sheet      Expense    Earned/Paid       Sheet     Expense    Earned/Paid

ASSETS
   Loans including fees (1)        $259,535      $4,961      7.89%         $207,422    $  4,286     8.27%
   Federal Funds sold                30,814          71       .93%            9,978          42     1.68%
   Other investments                 21,457          70      1.31%            3,817          50     5.24%
                                    -------     -------                     -------     -------

   Total Earning Assets             311,806       5,102      6.73%          221,217       4,378     7.92%
                                      -------                              -------

   Allowance for loans losses        (2,513)                                 (2,061)
   Non-earning assets                32,903                                  28,958
                                    -------                                 -------

   Total Assets                    $342,196                                $248,114
                                    =======                                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand - Interest bearing    $ 23,873      $    50       .85%         $ 13,439    $   52      1.55%
     Savings                        29,150           93      1.28%           19,617        98      2.00%
     All other time deposits       225,391        1,467      2.64%          171,663     1,414      3.29%
                                   -------      -------      ----           -------     -----      ----

     Total Deposits                278,414        1,610      2.34%          204,719     1,564      3.06%
                                  --------                                  -------

Non-interest bearing deposits       35,354                                   21,755
   Other liabilities                 1,550                                    1,136
                                   -------                                  -------

     Total Liabilities             315,318                                  227,610

   Stockholders' Equity             26,878                                   20,504
                                   -------                                  -------

   Total Liabilities and
     Stockholders' Equity        $342,196                                  $248,114
                                  =======                                   =======

   Net Interest Earnings                      $  3,492                              $  2,814
                                               =======                               =======

   Net Yield on Interest
     Earning Assets                                         4.57%                                 5.09%
                                                           =====                                  ====

(1) Nontaxable interest income is insignificant and treated as taxable in the above analysis.

Table II

                          NEW PEOPLES BANKSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                           (In thousands of dollars)



September 30, 2003

                            1-90     91-365                                               Over 5
Uses of Funds               Days      Days      2005        2006        2007     2008      Years         Total
-------------               ----      ----      ----        ----        ----     ----      -----         -----

Loans                    $  47,587   $98,231   $52,325     $32,154    $21,937    $7,555    $8,956      $268,745
Federal funds sold           5,526                                                                        5,526
Total investments           41,388                 807                                                   42,195
                            ------   -------    ------      ------     ------     -----     -----        ------

   Total                    94,501    98,231    53,132      32,154     21,937     7,555     8,956       316,466
                            ------   -------    ------      ------     ------     -----     -----       -------
Sources of Funds

Deposits

   Demand and savings       56,641                                                                       56,641
   Time deposits > $100M    53,337   77,027    14,772      10,527      7,813      1,821        14       165,311
   Time deposits < $100M    19,856   27,486     7,263       4,518      1,925        518                  61,566
                           -------   ------     -----       -----      -----      -----     -----        ------

   Total Deposits          129,834  104,513    22,035      15,045      9,738      2,339        14       283,518
                           -------  -------    ------    --------      -----      -----     -----       -------


Discrete Gap               (35,333)  (6,282)   31,097      17,109     12,199     5,216      8,942        32,948

Cumulative Gap             (35,333) (41,615)  (10,518)      6,591     18,790     24,006    32,948


Ratio of Cumulative Gap     -11.16%  -13.15%    -3.32%       2.08%      5.94%      7.59%    10.41%

  To Total Earning Assets

December 31, 2002

Ratio of Cumulative Gap
  To Total Earning Assets   -25.51%  -34.27%   -28.15%     -22.09%    -17.13%     -5.98%      8.33%




Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 2003. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

The following table summarizes our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of September 30, 2003 and December 31, 2002. At both dates, our interest rate risk is within the established limitations.
          Immediate      Estimated Increase
     Basis Point Change   (Decrease) in Net      Established
      In Interest Rates    Interest Income       Limitation

                     September 30, December 31,
                         2003         2002

             +300        4.36%       (4.67)%       (20.00)%
             +200        2.61        (3.10)        (15.00)
             +100        1.30        (1.55)         (7.00)
             -100       -1.33         2.13          (7.00)
             -200       -3.64         4.09         (15.00)
             -300      -10.58         1.95         (20.00)

    During the first nine months of 2003, we were able to reduce our interest rate risk for an increasing rate environment by increasing our earning assets that reprice within one year relative to deposits that will reprice within one year.

    At September 30, 2003, we had a cumulative Gap Rate Sensitivity Ratio (based on contractual terms) of a negative 13.15% for the one year repricing period compared with a negative 34.27% at December 31, 2002. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II in Item 2 above shows the Company's interest sensitivity by year.

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


Part II Other Information

Item 1. Legal Proceedings -            None

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote
        of Security Holders - The annual meeting of New Peoples Bankshares,
                              Inc. was held on October 16, 2003 at which the following directors were elected for terms of three years each expiring at the 2006 annual meeting of shareholders: Joe M. Carter, Harold Lynn Keene, John D. Maxfield, Fred W. Meade and
                              E. Virgil Sampson, Jr.

                                    Voted for           3,564,565
                                    Voted against           4,400
                                    Abstention                  0

                              The terms of the following Directors continued after the annual meeting.

                              Class II - Term Ending as of the 2004 Annual
                                         Meeting

                                    Tim Ball
                                    Michael G. McGlothlin
                                    Bill Ed Sample
                                    Paul Vencill, Jr.
                                    B. Scott White

                              Class III - Term Ending as of the 2005 Annual
                                          Meeting

                                    John D. Cox
                                    Charles H. Gent
                                    Frank Kilgore
                                    Stephen H. Starnes

Item 5. Other Information -  None

Item 6. Exhibits and Reports on 8-K -

(a)   Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:


No.                      Description

3.1     Articles of Incorporation of Registrant (1)

3.2     By Laws of Registrant (1)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        (1) Incorporated by reference to Exhibits to Form 8K filed by New Peoples Bankshares, Inc. on December 12, 2002

(b) Reports on Form 8-K.

     None

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEW PEOPLES BANKSHARES, INC.


                                    By: /s/ KENNETH D. HART
                                        -------------------------------------
                                        Kenneth D. Hart
                                        President and Chief Executive Officer



                                    By:  /s/ FRANK SEXTON, JR.
                                         ------------------------------------
                                         Frank Sexton, Jr.
                                         Executive Vice President and Cashier


Date:  November 12, 2003