Form 10-K
period 2003-12-31
NEW PEOPLES BANKSHARES INC
filed 2004-03-30
CIK 1163389

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2003

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

                             www.newpeoplesbank.com
                               (Internet website)

                 Securities registered pursuant to Section 12(b) of the Act:
                                      None

                 Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock - $2 Par Value

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
 to such filing  requirements for past 90 days. Yes X   No
                                                -------   -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the  registrant  is an  accelerated  filer
 (as defined in Exchange Act Rule 12b-2).  Yes    No   X
                                             -----  ------

    The aggregate market value of the voting stock held by non-affiliates, based on the last reported sales prices of $10.00 per share on the last business day of the second quarter of 2003 was $68,980,030.

    The number of shares outstanding of the registrant's common stock, was 6,904,569 as of March 18, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the Corporation's Notice of Annual Meeting and Proxy Statement for the Annual Meeting of May 26, 2004, are incorporated into Part III hereof.

                     LOCATION OF EXHIBIT INDEX The index of
                    exhibits is contained herein on page 48.

                                TABLE OF CONTENTS



                                                                        Page
 PART I

     Item 1.  Business                                                    3

     Item 2.  Properties                                                 11

     Item 3.  Legal Proceedings                                          12

     Item 4.  Submission of Matters to a Vote of Security Holders        12

 PART II

     Item 5.  Market for Registrant's Common Equity and Related
                Stockholder Matters                                      12

     Item 6.  Selected Financial Data                                    13

     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operation                       14

     Item 7A. Quantitative and Qualitative Disclosures About
                Market Risk                                              25

     Item 8.  Financial Statements and Supplementary Data                27

     Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     48

     Item 9A. Controls and Procedures                                    48

 PART III

     Item 10. Directors and Executive Officers of the Registrant         48

     Item 11. Executive Compensation                                     48

     Item 12. Security Ownership of Certain Beneficial Owners
                and Management                                           48

     Item 13. Certain Relationships and Related Transactions             48

     Item 14. Principal Accountant Fees and Services                     48

 PART IV

     Item 15. Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                      48

 SIGNATURES                                                              50

PART I

Item 1.   Business

General

New Peoples Bankshares, Inc. (New Peoples) is a financial holding company operating under the laws of Virginia and is headquartered in Honaker, Virginia. New Peoples wholly owns three subsidiaries: New Peoples Bank, Inc., (the Bank) a Virginia banking corporation; NPB Financial Services, Inc.,
(NPB Financial) an insurance and investment services corporation;
and NPB Web Services, Inc., (NPB Web) a web design and hosting company.

New Peoples Bank, Inc. offers a range of banking and related financial services focused primarily towards serving individuals, small to medium size businesses, and the professional community. We strive to serve the banking needs of our customers while developing personal, hometown relationships with them. Our board of directors believes that marketing customized banking services will enable us to establish a niche in the financial services marketplace in our market.

The Bank is headquartered in Honaker, Virginia and operates 16 full service offices and 2 loan production offices in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, and Wise; Mercer county in southern West Virginia and Sullivan county in eastern Tennessee. The close proximity and mobile nature of individuals and businesses in adjoining counties in Virginia, West Virginia, Tennessee and nearby cities places these markets within our bank's targeted trade area, as well.

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

Our History

The Bank was incorporated under the laws of the Commonwealth of Virginia on December 9, 1997 and began operations on October 28, 1998. On September 27, 2001, the shareholders of the Bank approved a plan of reorganization under which they exchanged their shares of Bank common stock for shares of our common stock. On November 30, 2001, the reorganization was completed and the Bank became New Peoples wholly owned subsidiary.

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

In June 2003, New Peoples formed two new wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc.

NPB Financial is a full-service insurance and investment firm, dealing in ally types of personal and group life, health, and disability products, along with mutual funds, fixed rate annuities, fee based asset management and other investment products through a broker/dealer relationship with LINSCO/Private Ledger.

NPB Web is an internet web site development and hosting company. It produces custom designed web pages for use on the world wide web. Also, the company serves as a web site host for customers and non-profit organizations. It also develops the web sites of other subsidiaries and supplies advertising and marketing expertise for New Peoples.

Location and Market Area

We initially opened with full service branches in Honaker and Weber City, Virginia and in 1999 opened a full service branch in Castlewood, Virginia. During 2000, we opened full service branches in Haysi and Lebanon, Virginia. During 2001, we opened branches in Pounding Mill, Virginia and Princeton, West Virginia. In 2002, we opened branch offices in Gate City, Clintwood, Big Stone Gap, Tazewell and Davenport, Virginia. During 2003, we expanded into Grundy, Dungannon, and Bristol, Virginia. We expanded into Tennessee and opened an office in Bloomingdale, Tennessee in 2003, as well. We have loan production offices located in Norton and Abingdon, Virginia. We anticipate a full service branch location opening in Abingdon, Virginia in the second quarter of 2004. Management will continue to investigate and consider other possible sites that would enable us to profitably serve our chosen market area.

In order to open additional banking offices, we must obtain prior regulatory approval, which takes into account a number of factors, including, among others, a determination that we have adequate capital and a finding that the public interest will be served. While we plan to seek regulatory approval at the appropriate time to establish additional banking offices, there can be no assurance when or if we will be able to undertake such expansion plans.

Internet Site

In March 2001, we opened our internet banking site at www.newpeoplesbank.com. The site includes a customer service area that contains branch and ATM locations, product descriptions and current interest rates offered on deposit accounts. Customers with internet access can access account balances, make transfers between accounts, enter stop payment orders, order checks, and use an optional bill paying service. In addition, investor relations information is available on the internet site which includes Securities and Exchange Commission regulatory filings.

Banking Services

General. We accept deposits, make consumer and commercial loans, issues drafts, and provide other services customarily offered by a commercial bank, such as business and personal checking and savings accounts, walk-up tellers, drive-in windows, and 24-hour automated teller machines. New Peoples Bank is a member of the Federal Reserve System and its deposits are insured under the Federal Deposit Insurance Act to the limits provider thereunder.

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

Our lending activities are subject to a variety of lending limits imposed by state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general, the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of its capital and surplus in the case of loans which are not fully secured by readily marketable or other permissible types of collateral. The Bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit.

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

Loans by type as a percentage of total loans are as follows:
                                             December 31,
                               2003   2002       2001      2000       1999
                          ------------------------------------------------
Commercial, financial and
   agricultural               19.83%  19.32%    19.62%     22.84%     26.94%
Real estate - construction     2.46%   2.52%     2.15%      1.17%      2.64%
Real estate - mortgage        62.68%  58.93%    54.81%     54.05%     47.70%
Installment loans to
   individuals                15.03%  19.23%    23.42%     21.94%     22.72%
                            --------  ------    ------    -------     -------

   Total                     100.00% 100.00%   100.00%    100.00%    100.00%
                             ======  =======   ======     ======     ======

Commercial Loans. We make commercial loans to qualified businesses in our market area. Our commercial lending consists primarily of commercial and industrial loans to finance accounts receivable, inventory, property, plant and equipment. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

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

Residential Mortgage Loans. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans, home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities. Maturities for construction loans generally range from 4-12 to months for residential property and from 6 to 18 months for non-residential and multi-family properties.

Under our underwriting guidelines, residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with the appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

Construction Loans. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, loan to value limitations for residential, multi-family and non-residential properties are in place. These are in addition to the usual credit analysis of borrowers. Management feels that the loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss.

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

Other Bank Services. Other bank services include safe deposit boxes, cashier's checks, certain cash management services, traveler's checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer ATM card services that can be used by our customers throughout Virginia and other regions. We also offer MasterCard and VISA credit card services through an intermediary. Electronic banking services include debit cards, internet banking, telephone banking, and wire transfers.

We do not anticipate exercising trust powers in the next few years. We may establish a trust department in the future but cannot do so without the prior approval of the Virginia State Corporation Commission's Bureau of Financial Institutions ("the Commission"). In the interim, we may contract for trust services to our customers through outside vendors.

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the southwestern Virginia, southern West Virginia, and eastern Tennessee market area and elsewhere. Our market area is a highly competitive, highly branched banking market.

Competition in the market area for loans to small businesses and professionals, the bank's target market, is intense, and pricing is important. Many of our competitors have substantially greater resources and lending limits than we have. They offer certain services, such as extensive and established branch networks and trust services, that we do not expect to provide or will not provide in the near future. Moreover, larger institutions operating in the southwestern Virginia market area have access to borrowed funds at lower costs than are available to us. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we may pay above-market rates to attract deposits. We generally pay above-market rates, usually one percent above current rates for a six-month period, to attract deposits when we open a new branch office.

While pricing is important, our principal method of competition is service. As a community banking organization, we strive to serve the banking needs of our customers while developing personal, hometown relationships with them. As a result, we provide a significant amount of service and a range of products without the fees that customers can expect from larger banking institutions.

According to a market share report prepared by the FDIC, as of June 30, 2003, the most recent date for which market share information is available, New Peoples Bank's deposits as a percentage of total deposits in its major areas were as follows: Russell County, VA - 34.02%, Scott County, VA - 28.06%, Dickenson County, VA -22.66%, Tazewell County, VA -3.59%, Buchanan County, VA - 4.58%, Wise County, VA - 3.66%, and Mercer County, WV - 3.72%. Information for the counties of Washington, VA and Sullivan, TN are not available since these branches were not opened until after the second quarter of 2003.

Employees

As of December 31, 2003, we had 199 total employees, of which 194 were full-time employees. None of our employees is covered by any collective bargaining agreement, and relations with employees are considered excellent.

Supervision and Regulation

General

As a bank holding company, the New Peoples is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission's Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve Board. Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

The following description summarizes the significant federal and state laws applicable to New Peoples and its subsidiaries. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision

The Bank Holding Company Act

Under the Bank Holding Company Act, the New Peoples is subject to periodic examination by the Federal Reserve and required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. Activities at the bank holding company level are limited to:

     o     banking, managing or controlling banks;
     o     furnishing services to or performing services for its subsidiaries;
           and
     o engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

     o     acquiring substantially all the assets of any bank;
     o acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
     o     merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act, which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become "financial holding companies." As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities

Payment of Dividends

New Peoples is a legal entity separate and distinct from its banking and other subsidiaries. The majority of New Peoples' revenues are from dividends paid to the company by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both New Peoples and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. New Peoples does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2003, the Bank did not declare any dividends to New Peoples.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank subsidiary are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. For example, depository institutions insured by the BIF that are "well capitalized" and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. New Peoples is not aware of any existing circumstances that could result in termination of any of the Bank's deposit insurance.

Capital Requirements

The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of "Tier 1 Capital", which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of "Tier 2 Capital", which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

      o the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;
      o     the Tier 1 Capital ratio; and
      o     the leverage ratio.

Under these regulations, a bank will be:

      o "well capitalized" if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;
      o "adequately capitalized" if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater - or 3% in certain circumstances - and is not well capitalized;
      o "undercapitalized" if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;
      o "significantly undercapitalized" if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or
      o "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank presently maintains sufficient capital to remain in compliance with these capital requirements.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC's claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

Interstate Banking and Branching

Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve Board's monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Federal Reserve System

In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution.

These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank's loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank's unimpaired capital and unimpaired surplus until the bank's total assets equal or exceed $100 million, at which time the aggregate is limited to the bank's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500 thousand). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act

Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution's efforts to assist in its community's credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution's Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" rating in its latest Community Reinvestment Act examination.

Fair Lending; Consumer Laws

In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity .

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 was signed into law on November 12, 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of its provisions require the federal bank regulatory agencies and other regulatory bodies to adopt implementing regulations, and for that reason an assessment of the full impact of the GLBA on the Company must await completion of that regulatory process. The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. Under the new law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker," and a set of activities in which a bank may engage without being deemed a "dealer." Additionally, the new law makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are stricter than those contained in the act.

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, the New Peoples cannot forecast how federal regulation of financial institutions may change in the future and impact its operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, New Peoples fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Item 2.  Properties

At December 31, 2003, the Corporation's net investment in premises and equipment in service was $14.3 million. Our main office is located at 2 Gent Drive in Honaker, Virginia. The building contains a full service branch, administration, and operations. Due to the expansive growth over the past five years there is not adequate room to support all of the bank operations. A new operations center is under construction at the Honaker location and is anticipated to be complete in the second quarter of 2004.

The Bank owns 14 of its 16 full service branches. The owned properties in Virginia are located in Big Stone Gap, Castlewood, Clintwood, Davenport, Gate City, Grundy, Haysi, Honaker, Lebanon, Pounding Mill, Tazewell, and Weber City. Offices in Princeton, West Virginia and Bloomingdale, Tennessee are also owned by the Bank.

The Bank has 4 operating lease arrangements with varying lengths terms. Of these 4, 2 are full service branches in Bristol and Dungannon, Virginia. The other two additional leased offices are located in Abingdon and Norton, Virginia and are used for loan production and NPB Financial Services.

A new branch is under construction in Abingdon which will be a full service location for the Bank and NPB Financial. It will be owned and is anticipated to open in the second quarter of 2004.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

We will continue to investigate and consider other possible sites that would enable us to profitably serve our chosen market area. Purchases of premises and equipment for the year 2004 will depend on the decision to open additional branches.

Item 3.   Legal Proceedings

In the course of operations, we may become a party to legal proceedings. We are not aware of any material pending or threatened legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

The following is the result of voting on proposals presented at the New Peoples Bankshares, Inc. Annual Meeting of Shareholders held October 16, 2003. The following proposal was voted on:

The election of the following individuals named in the proxy statement and nominated by the Board of Directors for election as directors of New Peoples Bankshares, Inc. for terms of three years each expiring at the 2006 Annual Meeting of Shareholders.

                                                    FOR        WITHHELD
            Joe M. Carter                       3,564,565        4,778
            Harold Lynn Keene                   3,564,565        4,778
            John D. Maxfield                    3,564,565        4,778
            Fred W. Meade                       3,564,565        4,778
            E. Virgil Sampson, Jr.              3,564,565        4,778


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a)   Market Information

We act as our own transfer agent. At present, there is no public trading market for our common stock. Trades in our common stock occur sporadically on a local basis.

The high and low trade prices of the Company's common stock known to us are set forth in the table below. Other transactions may have occurred at prices about which we are not aware.
                                       2003                    2002
                                     High      Low         High      Low
     1st quarter                   $ 10.00  $10.00       $ 10.00  $10.00
     2nd quarter                     10.00    9.00         10.00   10.00
     3rd quarter                     10.00   10.00         11.00   11.00
     4th quarter                     11.00   10.00         10.00   10.00

The most recent sales price of which management is aware was $13.00 per share during the first quarter of 2004.

(b)   Holders

On March 18, 2004, there were approximately 4,612 shareholders of record.

(c)  Dividends

We have not declared a dividend. The declaration of dividends in the future will depend on our earnings and capital requirements. We are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, we intend to follow a policy of retaining earnings, if any, for the purpose of increasing net worth and reserves in order to promote growth and the ability to compete in our market area. As a result, we do not anticipate paying a dividend on our Common Stock in 2004. See Note 15 and Note 19 for further discussion of dividend limitations and capital requirements.

Item 6.  Selected Financial Data
The following consolidated summary sets forth selected financial data for us for the periods and at the dates indicated. The selected financial data has been derived from our audited financial statements for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. The following is qualified in its entirety by the detailed information and the financial statements included elsewhere in this 10K.
                                       For the Years Ended December 31,
(Dollars in thousands, except
   per share data)               2003      2002      2001      2000       1999
Income Statement Data
Gross interest income       $  19,956   $ 17,040   $ 15,267   $ 11,228  $ 5,454
Gross interest expense          6,332      6,375      7,950      6,325    2,943
Net interest income            13,624     10,665      7,317      4,903    2,511
Provision for possible
   loan losses                    364        603        571        513      867
Net interest income after
   provision for loan losses   13,260     10,062      6,746      4,390    1,644
Non-interest income             1,802      1,412        753        444      243
Non-interest expense           10,801      8,218      5,933      3,683    2,644
Income (loss) before income
   taxes                        4,261      3,256      1,565      1,151     (757)
Income tax expense (benefit)    1,447      1,078        556        389     (433)
Net income (loss)               2,814      2,178      1,009        762     (324)
Per Share Data and Shares
  Outstanding (1)
Net income, basic                0.41       0.36       0.17       0.14    (0.14)
Net income, diluted              0.41       0.35       0.17       0.14    (0.14)
Cash dividends                      -          -          -          -        -
Book value at end of period      4.75       4.04       3.15       2.98     2.32
Tangible book value at period
   end                           4.75       4.04       3.15       2.98     2.32
Weighted average shares
   outstanding, basic (1)       6,876      6,105      6,000      5,400    2,300
Weighted average shares
   outstanding, diluted (1)     6,937      6,168      6,000      5,400    2,300
Shares outstanding at period
   end (1)                      6,903      6,008      6,000      6,000    2,400
Shares subscribed at period
   end                              -        541          -          -        -
Period-End Balance Sheet Data
Total assets                  342,508    291,398    214,253    157,390   99,081
Total loans                   295,438    222,394    179,216    131,086   86,560
Total allowance for loan
   losses                      (2,432)    (2,224)    (1,793)    (1,311)    (865)
Total deposits                308,221    263,805    194,011    138,447   87,490
Shareholders' equity           32,805     26,481     18,891     17,882   11,121
Performance Ratios
Return on average assets         0.86%     0.89%       0.54%     0.58%    -0.45%
Return on average shareholders'
  equity                         9.46%    10.80%       5.48%     5.26%    -3.11%
Average shareholders' equity
  to average assets              9.09%     8.22%       9.91%    11.10%    14.38%
Net interest margin (2)          4.58%     4.87%       4.31%     3.99%     3.78%
Asset Quality Ratios
Net charge-offs to average
  loans                          0.06%     0.08%       0.06%     0.06%     0.06%
Allowance to period-end
  gross loans                    0.82%     1.00%       1.00%     1.00%     1.00%
Nonperforming assets to
  gross loans                    0.19%     0.34%       0.04%     0.07%     0.09%
Capital and Liquidity Ratios
Risk-based:
  Tier 1 capital                12.20%    12.54%      10.99%    15.24%    13.60%
  Total capital                 13.10%    13.59%      12.03%    16.36%    14.70%
Leverage capital ratio           9.29%     9.31%       9.19%    11.73%    11.45%
Total equity to total assets     9.58%     9.09%       8.82%    11.36%    11.22%

(1) We have adjusted all share amounts and per share data to reflect a two-for-one stock split of our common stock in January 2002.
(2) Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents our net yield on our earning assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Caution About Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends," or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including the following: the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future; maintaining capital levels adequate to support our growth; maintaining cost controls and asset qualities as we open or acquire new branches; reliance on our management team, including our ability to attract and retain key personnel; the successful management of interest rate risk; changes in general economic and business conditions in our market area; changes in interest rates and interest rate policies; risks inherent in making loans such as repayment risks and fluctuating collateral values; competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources; demand, development and acceptance of new products and services; problems with technology utilized by us; changing trends in customer profiles and behavior; and changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2003 and 2002 as well as results of operations for the years ended December 31, 2003, 2002 and 2001. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this 10-K.

We are not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on our liquidity, capital resources or results of operations.

New Peoples generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense and the quality of the assets. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank's cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. The Bank also generates noninterest income from service charges on deposit accounts and commissions on insurance products sold.

Overview

Growth continued to be the theme for the year 2003 as New Peoples experienced growth in total assets, loans, deposits, capital, net income, branches and services.

At December 31, 2003, total assets were $342.5 million, an increase of $51.1 million, or 17.54%, over 2002. Total deposits grew $44.4 million, or 16.83%, to $308.2 million, and total loans were $295.4 million, an increase of $73.0 million, or 32.84%.

During the first quarter of 2003, we successfully closed on the stock offering that began during the fourth quarter of 2002. We raised additional capital of $8.8 million, net of associated costs of $79 thousand. Total capital was $32.8 million at the end of 2003 as compared to total capital of $26.5 million at the end of 2002.

Our net income for the year ended December 31, 2003 was $2.8 million, as compared to net income of $2.2 million, an increase of $636 thousand, or 29.20% over the previous year. Net income per share was $.41 for the year ended December 31, 2003, as compared to $.36 and $.17 for 2002 and 2001, respectively. This increase is due to the increased production at the branches and to a decrease in the provision for loan losses. The provision for loan losses decreased to $364 thousand from $603 thousand as was deemed appropriate by the evaluation of the quality of the loan portfolio by management. The return on average assets was .86%, .89% and .54% for the periods ending December 31, 2003, 2002 and 2001, respectively. The return on average equity was 9.46%, 10.80% and 5.48% for the same periods ending December 31, 2003, 2002 and 2001, respectively.

During 2003, New Peoples continued expanding its branch network by adding offices in Grundy, Dungannon and Bristol, Virginia. In addition, we expanded our franchise into eastern Tennessee with an office in Bloomingdale, Tennessee. We anticipate each new office to contribute to the growth of New Peoples. We will be opening a new branch in Abingdon, Virginia during the second quarter of 2004. The Bank currently has 18 locations throughout southwestern Virginia, southern West Virginia, and eastern Tennessee.

New services are now available for our customers with the addition of the two new subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. With these two new companies, we can sell insurance, investments and provide internet web services to our customers. These new additions to the services we offer will continue to allow us to provide personal and customized financial services to individuals, small to medium size businesses and the professional community. Our focus still remains on being a community bank that serves the banking needs of our customers by developing personal, hometown relationships.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policy relates to our provision for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the section on "Provision for Loan Losses" in this discussion.

Net Interest Income and Net Interest Margin

Our main source of income is our net interest margin, or the difference between interest income earned on earning assets and interest expenses on interest bearing liabilities. The net interest margin best indicates how effective we have been in deploying assets and liabilities and pricing strategies.

Our net interest income, which equals total interest and dividend income less total interest expense, increased from $10.7 million for 2002 to $13.6 million for 2003. The increase is related to the increase in loan volume during the year. Loan income increased to $19.4 million for 2003 from $16.7 million for 2002, which is an increase of $2.7 million, or 16.35%. In addition, despite a $33.5 million, or 13.88% annual increase in total interest bearing deposits, we were able to control the costs on these funds. Total interest expense slightly decreased $43 thousand to $6.3 million.

The net interest margin, which equals net interest income divided by total interest earning assets, in 2003 was 4.58%, compared to 4.87% for 2002. This is a decrease of 29 basis points. During 2003, we experienced large deposit growth in a short period of time as a result of new branches. This growth outpaced loan growth for a period of time. As a result, the funds were invested in lower yielding assets such as investments and federal funds sold; thus, the result was a lower yield on earning assets of 6.71% for 2003 versus 7.78% for 2002. During the fourth quarter, we experienced some deposit runoff and short term deposits re-priced at lower interest rates. In addition, loan volume increased significantly which has reduced the amount of funds invested in lower yielding assets. Even though we have a strong net interest margin at 4.58%, we anticipate it to increase during 2004 if economic conditions continue to improve and loan growth remains strong.

From 2001 to 2002, the net interest income increased from $7.3 million for 2001 to $10.7 million for 2002. Two major contributors to the increase were an increase in loans, a higher yielding asset, and a significant decrease in the cost of funds from 5.18% in 2001 to 3.14% for 2002, or 204 basis points. As new deposits were added at lower market interest rates and existing deposits re-priced at much lower rates than originated, we were able to decrease interest expense during the period 2002 by $1.6 million, or 19.81%. The result was an increase in the net interest margin from 4.31% for 2001 to 4.87% for 2002.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

                                             Net Interest Margin Analysis
                                   Average Balances, Income and Expense, and Yields and Rates
                                              (In Thousands of Dollars)


                                  For  the Year Ended                   For  the Year Ended              For  the Year Ended
                                    December 31, 2003                     December 31, 2002              December 31, 2001
                           Average     Income/        Yields/        Average    Income/    Yields/   Average    Income/     Yields/
                           Balance     Expense         Rates         Balance    Expense      Rates    Balance   Expense      Rates

ASSETS
 Loans including fees    $ 254,153   $    19,402         7.63%    $   201,417  $  16,675    8.28%  $ 155,891    $ 14,602     9.37%
 Federal Funds sold         16,538           172         1.04%         12,501        200    1.60%      9,514         395     4.15%
 Other investments          26,695           382         1.43%          5,224        165    3.16%      4,388         270     6.15%
 Total Earning Assets      297,386        19,956         6.71%        219,142     17,040    7.78%    169,793      15,267     8.99%
 Less:  Allowance for
  loans losses              (2,503)                                    (2,003)                        (1,573)
 Non-earning assets         32,194                                     28,389                         17,649
                          --------                                  ---------                      ---------
  Total Assets           $ 327,077                                 $  245,528                      $ 185,869
                          ========                                  =========                      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
 Deposits
 Demand - Interest
  bearing                $  14,224           110         0.77%     $   13,253        107    0.81%  $   5,945     $   120     2.02%
 Savings                    34,670           441         1.27%         18,862        451    2.39%     12,912         379     2.94%
 Time deposits             215,734         5,770         2.67%        170,999      5,817    3.40%    134,502       7,451     5.54%
 Other borrowings              730            11         1.51%              -          -       -           -           -        -
                          --------          -----         ----       --------      -----    -----    -------      ------    ------
 Total interest bearing
  liabilities              265,358         6,332         2.39%        203,114      6,375    3.14%    153,359       7,950     5.18%
                          --------         -----         ----       ---------      -----    -----    -------       ------    ----
 Non-interest bearing
  deposits                  30,473                                     20,901                         12,886
 Other liabilities           1,501                                      1,340                          1,197
                          --------                                     ------                       --------
  Total Liabilities        297,332                                    225,355                        167,442
 Stockholder's Equity       29,745                                     20,173                         18,427
                          --------                                    -------                        -------
  Total Liabilities and
  Stockholder's Equity   $ 327,077                                  $ 245,528                      $ 185,869
                          ========                                   ========                       ========
 Net Interest Income                   $  13,624                              $   10,665                         $ 7,317
                                        ========                              ==========                         ========
 Net Yield on Interest Earning Assets                    4.58%                              4.87%                            4.31%
                                                         =====                              =====                            ======
 Net Interest Spread                                     4.32%                              4.64%                            3.81%
                                                         ====                                ====                              ====

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



                                Volume and Rate Analysis
                                      (In thousands)
                                2003 Compared to 2002                  2002 Compared to 2001
                           ---------------------------------   ------------------------------------
                                 Increase (Decrease)                   Increase (Decrease)

                                                   Change in                             Change in
                                                   Interest                               Interest
                           Volume       Rate       Income/      Volume         Rate        Income/
                           Effect      Effect      Expense      Effect       Effect        Expense

 Interest Income:
   Loans                  $ 4,366     $  (1,639)    $  2,727    $  4,264     $ (2,191)    $  2,073
   Federal funds sold          65           (93)         (28)        124         (319)        (195)
   Other investments          678          (461)         217          51         (156)        (105)
   Total Earning Assets     5,109        (2,193)       2,916       4,439       (2,666)       1,773

 Interest Bearing Liabilities:
   Demand                       8            (5)           3         148         (161)         (13)
   Savings                    378          (388)         (10)        175         (103)          72
   All other time deposits  1,522        (1,569)         (47)      2,022       (3,656)      (1,634)
   Other borrowed funds         -             -           11           -            -            -
   Total Interest Bearing
     Liabilities            1,908        (1,962)         (43)      2,345       (3,920)      (1,575)
   Change in Net Interest
     Income               $ 3,201    $     (231)   $   2,959   $   2,094    $   1,254    $   3,348

Loans

Our primary source of income comes from interest earned on loans receivable. We have continued to have strong loan demand as evidenced by annual increases of $73.0 million, $43.1 million, and $43.4 million for the years 2003, 2002 and 2001, respectively. A schedule of loans by type is set forth immediately below. Approximately 65.14% of the loan portfolio is secured by real estate at the end of 2003.

Loans receivable outstanding are summarized as follows:

                                 Loan Portfolio
                                                December 31,
    (Dollars are in thousands)   2003      2002     2001     2000     1999
                               -------------------------------------------
    Commercial, financial and
       agricultural            $58,593   $42,959  $35,168  $29,941  $23,321
    Real estate - construction   7,258     5,615    3,845    1,528    2,285
    Real estate - mortgage     185,191   131,050   98,229   70,858   41,288
    Installment loans to
       individuals              44,396    42,770   41,974   28,759   19,666
                               ------     ------   ------   ------   -------
       Total                  $295,438  $222,394 $179,216 $131,086  $86,560
                                =======  =======  =======  =======  ======

Our loan maturities as of December 31, 2003 are shown in the following table.

                                          Maturities of Loans
                                       Less than One to Five  After Five
           (Dollars are in thousands)   One Year    ears        Years      Total
                                        --------   --------   ---------   ------
          Commercial and agriculture   $ 25,552  $ 22,482    $ 10,559   $ 58,593
          Real estate                    53,475    34,977     103,997    192,449
          Consumer- installment/ other    9,498    32,153       2,745     44,396
               Total                   $ 88,525  $ 89,612    $117,301   $295,438

          Loans with fixed rates       $ 26,463  $ 73,058    $112,234   $211,755
          Loans with variable rates      62,062    16,554       5,067     83,683
               Total                   $ 88,525  $ 89,612    $117,301   $295,438

This table reflects the earlier of the maturity or re-pricing dates for various assets and liabilities at December 31, 2003. In preparing this table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be re-priced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or re-pricing.

Provision for Loan Losses

The provision for loan losses was $364 thousand for 2003 compared with $603 thousand for 2002. The allowance for loan losses was $2.4 million at December 31, 2003. The ratio of the allowance for loan losses to total loans was .82% at the end of 2003 as compared to 1.00% at the end of 2002. Net loans charged off for 2003 were $156 thousand, or .06% of average loans, compared to $172 thousand for 2002, or .08% of average loans.

The provision for loan losses was $571 thousand for 2001 as compared with $603 thousand for 2002. The allowance for loan losses at the end of each year was approximately 1.00% of total loans. Net loans charged off for 2001 were $89 thousand, or .06% of average loans, and $172 thousand, or .08% of average loans at the end of 2002.

The calculation of the allowance for loan losses is considered a critical accounting policy. The adequacy of the allowance for loan losses is based upon management's judgment and analysis. The following factors are evaluated in determining the adequacy of the allowance: risk characteristics of the loan portfolio, current and historical loss experience, concentrations and internal and external factors such as general economic conditions.

Certain risk factors exist in the Bank's loan portfolio. Since the Bank began in 1998, we have experienced significant loan growth each year. Although we have experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. In addition, recent expansions into new markets increase credit risk. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present a higher risk factor. As of December 31, 2003, there were 12 loans in non-accrual status totaling $539 thousand, or 0.18% of total loans. The amount of interest that would have been recognized on these loans in the year 2003 was $47 thousand. There were 2 loans greater than 90 days past due and still accruing interest totaling $26 thousand, or 0.01% of total loans. It is our policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." There are also no loans identified as "potential problem loans." We do not have any commitments to lend additional funds to non-performing debtors. Following is a summary of non-accrual and past due loans greater than 90 days still accruing interest:

                               Non-Accrual and Past Due Loans
                                   (Dollars in thousands)
                                             December 31,
                                  2003        2002     2001     2000     1999
     Non-accruing loans          $  539     $  761   $   47   $   73  $    -
     Loans past due 90 days or
       more and
       still accruing                26          -       29       23       77
                                  -----      -----    -----    -----    -----
       Total                     $  565     $  761   $   76   $   96   $   77
                                  =====      =====    =====    =====    =====
       Percent of total loans      0.19%      0.34%    0.04%    0.07%    0.09%
                                 =======    =======   ======  ======    =====

Loss experience in the loan portfolio has been minimal. Net loans charged-off over the five year period have not exceeded .08% of average loans in a particular year. In addition, non-performing assets as a percentage of total loans has not exceeded .34%. The trend has been consistent through the current year. We view these as positive indicators of the quality of those loans originated in the early years of the Bank.

A majority of the loans are collateralized by real estate located in our market area. Market values have been and remain stable. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The market area is somewhat diverse, but in certain areas more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn. However, we do not foresee this happening in the near future.

All internal and external factors are considered in the determination of the adequacy of the allowance for loan losses. The methodology used to calculate the allowance provides sufficiently for potential losses present at the end of the period. The evaluation of individual loan credits is performed by the internal credit review department. Loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is typically determined by either the loan officer or credit review personnel. Guidance for the evaluation is established by the regulatory authorities who periodically review the results for compliance. The classifications used by the Bank are superior, average, pass, other assets especially mentioned, substandard, doubtful and loss.

Our policy has been to keep the allowance for loan losses at a minimum of 1.00% of total loans or an amount calculated by multiplying a loss factor times each risk classification pool. This was due to the fact that we had no historical loss trends as a de novo financial institution. This methodology is consistent with the guidelines traditionally used by bank regulatory agencies.

However, during the fourth quarter of 2003, we changed our methodology for calculating the allowance for loan losses. This change in methodology has been approved by the Board of Directors. Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss, which totaled $95 thousand on December 31, 2003, or 3.91% of the allowance for loan loss. In addition, for these credits adequately secured by collateral, a general allocation is made to allow for any inherent risks. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

                                  Analysis of the Allowance for Loan Losses
                                           (Dollars in thousands)
                                   For the Years Ended December 31,
       Activity                    2003       2002     2001      2000     1999
   Beginning Balance              $2,224     $1,793   $1,311   $  865    $     -
                                  -----      -----     -----     -----     -----
   Provision charged to expense      364        603      571      513       867
                                  -----       ----    ------    -----     -----
   Loan Losses:
     Installment loans to
       individuals                  (180)      (207)     (98)     (70)       (2)
     Commercial loans                 (7)         -        -
   Recoveries:
     Installment loans to
       individuals                    31         35        9        3
                                  -------    ------    ------     -----   ------
   Net charge offs                  (156)      (172)     (89)     (67)       (2)
                                   ------     -----    -----     ----     ------

   Balance at End of Period       $2,432     $2,224   $1,793   $1,311    $  865
                                  =====      =====     =====    =====     =====
   Net charge offs as a % of
     average loans                 0.06%       0.09%    0.06%    0.06%     0.00%
                                   ====        ====     ====     =====    =====

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 20% of the allowance to cover real estate loans, which reflects their lower risk. Residential mortgage loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 35% of the allowance to commercial loans, which have more risk than residential real estate loans. Commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

We have allocated 45% of the allowance to consumer installment loans. Consumer installment loans entail greater risk than commercial or real estate loans, because the loans may be unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Losses related to consumer loans have been influenced by the increase in personal bankruptcies. To date, all of the loans charged off by the Bank except one commercial loan for $7 thousand, have been consumer loans.

We have changed the allocations to assign greater risk to real estate loans and commercial loans; consequently, we eliminated the unallocated portion in 2003. The reason for the changes to these two categories is the increased growth in these areas in the past year versus the growth in consumer loans. We are not aware of any significant changes in the composition of the loan portfolio or known risk factors that would result in a change to the allocation of the allowance for loan losses during the periods presented other than the fast pace of growth mentioned above.

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loans.


                   Allocation of the Allowance for Loan Losses
                   December 31, 1999 through December 31, 2003
                             (Dollars in Thousands)

                               December 31, 2003               December 31, 2002                December 31, 2001
                                     Percent     Percent           Percent    Percent              Percent     Percent
                                        of         of                 of        of                     of         of
                             Amount  Allowance   Loans    Amount   Allowance  Loans        Amount  Allowance    Loans

Analysis of Ending Balance
Commercial                    $851      35%      19.83%   $  445      20%      19.32%     $  359      20%        19.62%
Real estate mortgage           486      20%      65.14%      134       6%      61.45%        108       6%        56.96
Installment                  1,095      45%      15.03%    1,090      49%      19.23%        879      49%        23.42%
Unallocated                      -       -%                  555      25%                    447      25%
                             -----     ----      ------   ------      ----     ------      -----     ----       ------

Total                       $2,432     100%     100.00%   $2,224     100%     100.00%     $1,793     100%       100.00%
                            =====    ======     =======    ====       ===      ======     =====     ======      ======



                                 December 31, 2000        December 31, 1999
                                    Percent   Percent         Percent    Percent
                                        of       of               of       of
                             Amount  Allowance  Loans  Amount  Allowance  Loans
Analysis of Ending Balance
Commercial                    $262     20%      22.84% $  173     20%     26.94%
Real estate mortgage            79      6%      55.22%     52      6%     50.34%
Installment                    642     49%      21.94%    424     49%     22.72%
Unallocated                    328     25%                216     25%
                              -----    --       -----    ------   ---     ------

Total                       $2,432    100%     100.00%   $865    100%    100.00%
                            =====   ======    =======     ===    ===     ======

Investment Securities

Total investment securities decreased to $10.7 million at December 31, 2003 from $34.3 million at December 31, 2002. From December 31, 2001 to 2002, investment securities had increased from $5.7 million to $34.3 million. At the end of the fourth quarter of 2003, we reclassified the entire investment portfolio from held-to-maturity to available-for-sale for the purpose of providing additional liquidity for increased loan demands. Prior to this, all investments were classified as held-to-maturity, but generally had a short-term contractual maturity.

Our practice has been to invest available funds in short term U.S. Treasury and Agency securities, which reduce the percentage of the Bank's capital that is subject to bank franchise taxes. The amount invested fluctuates from period to period depending on the funds available and projected liquidity needs.

The carrying values of investment securities are shown in the following table:



                         Investment Securities Portfolio
                             (Dollars in Thousands)
 December 31,                            2003                         2002                       2001
                                 Amortized    Fair       Amortized            Fair      Amortized     Fair
                                  Cost         Value      Cost                Value      Cost        Value

Available for Sale
 U.S. Government Agencies      $  10,612   $  10,614    $        -          $      -   $      -     $     -
 Municipal Governments               101         105             -                 -          -           -
                                  ------    --------     ---------          ---------  ---------    --------
 Total Securities AFS          $  10,713   $  10,719    $        -          $      -   $      -     $     -
                               =========    ========     =========          ========    ========    ========

                                             Amortized Cost
 December 31,                       2003           2002        2001
                                  ---------      --------     ---------
 Held To Maturity
 U.S. Government Agencies      $          -     $  34,204     $  5,556
 Municipal Governments                    -           101          102
                                -----------      --------       ------
 Total Securities HTM $                   -     $  34,305     $  5,658
                                 ==========     =========     =========

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2003, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                            Maturities of Securities
                             (Dollars in Thousands)
                                                                     Weighted
                                          Amortized     Fair         Average
           Securities Available for Sale     Cost       Value         Yield
           -----------------------------
           Due in one year or less        $    9,907   $    9,901      1.23%
           Due after one year through
              five years                         806          818      3.15%
                                           ---------    ---------      ------
           Total                          $   10,713   $   10,719      1.37%
                                           =========   ==========      =====

The carrying amount of securities pledged by us to secure public deposits was $3.3 million at December 31, 2003.

Except for U. S. Government securities, we have no securities with any issuer that exceeds 10% of stockholders' equity.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $1.4 million as of December 31, 2003. Prior to 2003, the Bank was only a member of the Federal Reserve Bank and its investment is recorded at a cost of $539 thousand and $529 thousand as of December 31, 2002 and 2001, respectively.

Deposits

We continued to have excellent growth in our deposits which totaled $308.2 million at December 31, 2003 and $263.8 million at December 31, 2002, an increase of $44.4 million, or 16.84%. The increase in deposits is the result of new branches opened in 2002 and 2003. The largest areas of growth were in demand and savings deposits. Noninterest bearing demand deposits increased $10.9 million, or 48.78%, to $33.3 million in 2003 from $22.4 million in 2002. Interest-bearing demand deposits grew $10.1 million, or 103.91%, to $19.8 million in 2003 from $9.7 million in 2002. Savings deposits also increased $13.3 million, or 49.00%, to $40.4 million in 2003 from $27.1 million in 2002. Time deposits increased slightly by $10.1 million, or 4.94%, from $204.6 million in 2002 to $214.7 million in 2003.

Time deposits of $100,000 or more equaled approximately 18.53% of deposits at the end of 2003 and 19.17% at the end of 2002. We do not have brokered deposits and internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis.

Maturities of time certificates of deposit of $100,000 or more outstanding are summarized as follows:

                   Maturities of Time Deposits of $100 Thousand and More
                             (Dollars in Thousands)
                                           December 31, 2003
      Three months or less                    $12,122
      Over three months through twelve months  30,900
      Over one year through three years        12,072
      Over three years                          2,027
                                               ------
         Total                                $57,121
                                               ======

Noninterest Income

Noninterest income increased from $1.4 million in 2002 to $1.8 million in 2003. This is an increase of $395 thousand for the year, or 27.97%. The major sources of noninterest income include overdraft fees on deposit accounts and insurance commissions. Overdraft fees increased from $660 thousand for 2002 to $918 thousand for 2003, an increase of $258 thousand, or 39.09%. This increase is due to a correlated growth in demand deposit accounts. Insurance commissions increased from $103 thousand for 2002 to $213 thousand for 2003. This is the result of increased loans since these are credit life insurance commissions. In addition, income produced by bank owned life insurance purchased during the fourth quarter of 2001 decreased to $419 thousand for 2003 from $457 thousand for 2002. The primary reason for the decrease is the lower interest rates paid. The minimum rate that will be paid on the bank owned life insurance policies is 4.00%. (See Life Insurance section.) Noninterest income as a percentage of average assets decreased from .58% in 2002 to .55% in 2003. We anticipate this percentage to increase in 2004 as we increase non interest income from our new subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc.

Noninterest income increased from $753 thousand in 2001 to $1.4 million in 2002. The increase is consistent with the growth in our average assets and operations. The two largest areas of increase were in service charges and bank owned life insurance. Service charges increased as deposit volumes increased. The bank owned life insurance for 2002 reflected a full year of income versus a few months in 2001. The bank owned life insurance policies were not purchased until the fourth quarter of 2001. Total income for 2002 produced by bank owned life insurance was $457 thousand as compared to $69 thousand in 2001. Noninterest income as a percentage of average assets increased from .40% in 2001 to .58 % in 2002.

Noninterest Expense

Noninterest expense increased from $8.2 million in 2002 to $10.8 million in 2003. The increase was largely due to additional staffing and expenses associated with the new branches opened and the general growth in operations as salaries and benefits increased from $4.4 million to $6.3 million. We expect this number to increase during 2004 as we realize a full-year's effect of new staffing for the new branches opened during 2003. Noninterest expense as a percentage of average assets decreased from 3.35% for 2002 to 3.30% for 2003. Noninterest expense in the future will depend on our growth and the number of new branch locations.

Greater efficiencies will result as we maximize the performance of our branches. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 70.03% for 2003 as compared to 68.05%. This was slightly higher as the result of additional staffing during 2003. The ratio of assets to full-time equivalent employee was $1.7 million at the end of 2003 as compared to $2.0 million at the end of 2002. Since we are still in the growth phase, these numbers will remain lower than peers until we reach a level of maturity, but should continue to improve.

Noninterest expenses increased from $5.9 million in 2001 to $8.2 million in 2002. The increase was due to additional staffing and expenses associated with the new branches opened and the general growth in operations. Noninterest expense as a percentage of average assets increased from 3.19% in 2001 to 3.35% for 2002.

Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax liability of $512 thousand has been recognized at December 31, 2003 as compared to $223 thousand at December 31, 2002. During 2003, we amended prior years' tax returns to accelerate tax depreciation expenses on certain fixed assets as allowed by certain tax regulations. The deferred tax liability represents increases to future income tax liabilities from future reduced deductions for depreciation and increases to income from unrealized accretion and unrealized BOLI income. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Life Insurance

We have life insurance policies with three insurance companies on the lives of four key officers. The Bank is the beneficiary under each policy. The total cash surrender value of the policies was $8.4 million and $8.0 at December 31, 2003 and December 31, 2002, respectively. Total income for the policies during 2003 was $419 thousand as compared to $457 thousand and $69 thousand for the years ending 2002 and 2001, respectively. The insurance policies had a yield, net of mortality costs, of 5.13% for the year 2003 as compared to 5.66% in 2002. The new interest rate in effect through the end of 2004 is an average of 4.76%. The minimum guaranteed rate on each of the policies is 4.00%.

Capital

We originally capitalized our company in 1998 with $11.1 million received through an offering of common stock. In 2000, we increased capital by an additional $6.0 million through another offering of common stock. During 2002, we raised an additional $5.4 million through a common stock offering that ended on February 7, 2003. Total capital raised by this most recent offering totaled $8.8 million net of related expenses. The additional capital was necessary to support growth and to maintain acceptable capital ratios.

Total capital at the end of 2003 was $32.8 million compared to $26.5 million in 2002. The increase was $6.3 million, or 23.88%. We remain well capitalized at the end of 2003, as defined by the capital guidelines of regulatory agencies. Capital as a percentage of total assets was 9.58% at December 31, 2003 compared to 9.09% at December 31, 2002, which exceeded regulatory requirements.

The number of shares of common stock issued and outstanding at the end of 2003 was 6,903,003, an increase of 894,610 shares from the 6,008,393 shares at the end of 2002. Of this increase, 10,000 shares resulted from the exercise of stock options at a price of $7.50 per share. The remaining 884,610 shares were issued in the stock offering that was completed in February 2003.

No dividends have been paid historically and none are anticipated in the foreseeable future. New Peoples' strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained. When the board of directors considers it prudent to do so, dividends will be paid.

Liquidity

At the end of December 31, 2003 and 2002, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $12.1 million and $14.9 million, respectively. At December 31, 2003, all of our investments have been classified as available-for-sale providing an additional source of liquidity in the amount of $7.4 million, which is net of those securities pledged as collateral for public funds. We believe that our liquid assets were adequate at both dates.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20 million. We may also borrow up to $49.4 million from the Federal Home Loan Bank which is secured by a blanket lien on residential real estate loans. Additional liquidity will be provided by the future growth that management expects in deposit accounts and loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. In 2003 alone, we have opened four new branches and plan to open additional branches during 2004.

As of December 31, 2003, we had time deposits of $164.9 million that mature within one year. Historically, we have been able to retain a majority of maturing deposits by establishing business relationships. During the latter part of 2003, we intentionally allowed some non-core deposits to leave as we improved our net margin. With recently increased loan demands, we have taken steps to retain some of these deposits by offering premium rates on short-term deposits. We continue to offer premium rates at our new branches to attract new customers and deposits.

Our loan to deposit ratio at year end 2003 was 95.85% as compared to 84.30% at the end of 2002. We are implementing strategies to increase deposits during 2004 at both the new branches and existing branches. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Growth in loans and deposits does not always occur in the same time period. An excess or deficit of funds provided affects the amount that we retain in cash or invest in fed funds or short-term investments. Our practice has been to invest available funds in short-term U.S. Treasury and Government Agency securities in order to provide liquidity or to provide income until the funds are needed for new loans.

We have primarily used the funds provided by common stock issues and deposits to fund the purchase of banking facilities and the loan portfolio.

Financial  Instruments  with   Off-Balance-Sheet   Risk  and  Credit  Risk  and
Contractual Obligations

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2003 and 2002, is as follows:
                                                      2003             2002
                                                      -------       --------
                                                         (In thousands)
           Financial instruments whose contract
             amounts represent credit risk:
           Commitments to extend credit             $   22,080     $  15,877
           Standby letters of credit                       721           826

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments for which collateral is deemed necessary.

New Peoples and its subsidiaries have the only operating lease obligations. The following is a breadown of the payment obligations over hte life of the agreements.
                                                Payments Due by Period
                                                   (in thousands)
                                              Less                     More
                                              than 1  1-3       3-5   than 5
                                    Total      year   years    years   years
Contractual Obligations
  Operating Lease Obligations       $ 301     $  59   $  130   $  61   $  51
                                    -----     -----   ------   -----   -----
Total                               $ 301     $  59   $  130   $  61   $  51
                                    =====     ======   =====   =====   =====

Analysis of Cash Flows

Our significant cash flows are as follows:
                                                  Years Ended December 31,
                                                 2003       2002      2001
Cash was Provided by
   Operations                                   $3,416    $ 2,273    $1,366
Investment activities
      Maturity of securities                    98,999      3,500     9,714
      Sale of securities                        19,941          -         -
      Sale of property                               4        292
   Financing Activities
      Sale of common stock                       3,506      5,412         -
Growth in deposits                              44,416     69,794    55,564
                                               ------      ------    ------
   Total                                      $170,282    $81,271   $66,644
                                             =========     ======     ======

Cash was used for Investing Activities
   Growth in loans                              $73,200   $43,351    $48,219
Purchase of property, plant and equipment         3,379     2,287      3,751
   Investment in life insurance agreements            -         -      7,500
   Purchase of securities                        96,569    32,242      3,499
                                                 ------     ------     -----
   Total                                       $173,148   $77,880    $62,969
                                                 =======   ======     ======

We believe future deposit growth from our branches, along with available lines of credit, the ability to sell securities in our available for sale investment portfolio, and the control we may exercise over loan growth will provide sufficient liquidity to meet future cash demands.

Interest Sensitivity

At December 31, 2003, we had a negative cumulative gap rate sensitivity ratio of 38.63% for the one year re-pricing period, compared to 34.34% at December 31, 2002. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment.




                                          Interest Sensitivity Analysis
                                               December 31, 2003
                                            (In thousands of dollars)
                        1- 90      91-365         1 - 3           4-5        6-15
                        Days         Days          Years         Years      Years      Over 15 years    Total

Uses of funds:
  Loans              $ 56,666      $ 31,859      $ 36,937     $ 52,675     $ 84,000     $  33,301      $295,438
  Federal funds sold    3,327             -             -            -            -             -         3,327
  Investments               -         9,901           818            -            -         1,365        12,084
  Bank owned life
     insurance              -             -             -            -            -         8,359         8,359
                       ------       -------       -------     --------      -------      --------      --------
  Total earning
     assets         $  59,993      $ 41,760      $ 37,755     $ 52,675     $ 84,000     $  43,025      $319,208
                     ========      ========        ======      =======     ========     =========       =======

Sources of funds:
  Int Bearing DDA   $  19,802      $      -      $      -     $      -     $      -     $       -      $ 19,802
  Savings & MMDA       40,418             -             -            -            -             -        40,418
  Time Deposits        58,244       106,615        39,347       10,499            -             -       214,705
                      -------         -----       -------      -------      -------     ---------       -------
  Total interest
   bearing
   liabilities       $118,464      $106,615      $ 39,347     $ 10,499     $     -      $       -      $274,925
                     ========        ======      ========      =======      ========     =========      ======
  Discrete Gap        (58,471)      (64,855)       (1,592)      42,176       84,000        43,025        44,283
                       ======        ======       =======       ======      ========      =======       =======
  Cumulative Gap      (58,471)     (123,326)     (124,918)     (82,742)       1,258        44,283
                      =======      ========       =======      =======       ======      ========
  Cumulative Gap as %
   of Total Earning
   Assets             -18.32%       -38.63%       -39.13%      -25.92%        0.39%        13.87%


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates and commodity prices. Because we have no significant foreign exchange activities and hold no commodities, interest rate risk represents the primary risk factor affecting our balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in other interest rates that could affect interest earned on our loan and investment portfolios and interest paid on our deposit accounts. Changes in the interest rates earned and paid also affect the estimated fair value of our interest bearing assets and liabilities.

Our Asset and Liability Committee has been delegated the responsibility of managing our interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. The committee, comprised of various members of senior management and three external board members, is also responsible for establishing policies to monitor and limit our exposure to interest rate risk and to manage our liquidity and capital positions. The committee satisfies its responsibilities through quarterly meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored.

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

Our policy objective is to monitor our position and to manage our short term and long-term interest rate risk exposure. Our board of directors has established percentages for the maximum potential reductions in net interest income that we are willing to accept, which result from changes in interest rates over the next 12-month period. The percentage limitations relate to instantaneous and sustained parallel changes in interest rates of plus and minus certain basis points.

The following table summarizes our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of December 31, 2003 and 2002. At both dates, our interest rate risk is within the established limitations.

          Immediate      Estimated Increase
     Basis Point Change   (Decrease) in Net      Established
      In Interest Rates    Interest Income       Limitation
                            December 31,
                           2003       2002
             +300          (1.87)%   (4.67)%       (20.00)%
             +200          (1.24)    (3.10)        (15.00)
             +100          (0.62)    (1.55)         (7.00)
             -100           0.60      2.13          (7.00)
             -200          (3.39)     4.09         (15.00)
             -300         (10.25)     1.95         (20.00)

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

The committee is also responsible for long-term asset/liability management and completes the following functions:

o Monitoring available opportunities to undertake major corrective actions (in the nature and mix of assets and liabilities) for structural mismatches.
o Determining the appropriateness of fixed rate vs. variable rate lending and investment strategies and formulation policies to influence this activity.
o Developing parameters for the investment portfolio in the context of overall balance sheet management (liquidity, interest rate risk, credit risk, risk-based capital, price risk, and earnings).
o Establishing financial goals, including minimum standards for return on assets and equity.
o Overseeing the long-term strategic use of capital to maximize the return on equity within reasonable levels of risk.

Item 8.  Financial Statements and Supplementary Data



                              FINANCIAL STATEMENTS


CONTENTS
                                                                        Page

Independent Auditors' Reports
  2003                                                                   28
  2002 and 2001                                                          29

Consolidated Balance Sheets as of
   December 31, 2003 and 2002                                            30

Consolidated Statements of Income - Years Ended
   December 31, 2003, 2002, and 2001                                     31

Consolidated Statements of Stockholders' Equity - Years
   Ended December 31, 2003, 2002 and 2001                                32

Consolidated Statements of Cash Flows - Years Ended
   December 31, 2003, 2002 and 2001                                      33

Notes to Consolidated Financial Statements                               34

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
New Peoples Bankshares, Inc.
Honaker, Virginia


We have audited the consolidated balance sheet of New Peoples Bankshares, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of New Peoples Bankshares, Inc. as of December 31, 2002 and 2001, were audited by other auditors whose report dated January 17, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and subsidiary as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                               /s/ BROWN, EDWARDS AND COMPANY, LLP


January 16, 2004
Bluefield, West Virginia

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
New Peoples Bankshares, Inc.
Honaker, Virginia


We have audited the consolidated balance sheets of New Peoples Bankshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                         /s/ S. B. HOOVER & COMPANY, L.L.P.



January 17, 2003
Harrisonburg, Virginia

                          NEW PEOPLES BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)

ASSETS
                                                      2003         2002

Cash and due from banks (Note 3)                   $   8,746    $    8,816
Federal funds sold                                     3,327         6,123
                                                    --------     ---------
   Total Cash and Cash Equivalents                    12,073        14,939

Investment Securities
   Available-for-sale                                 10,719             -
   Held-to-maturity, (fair value of
     $34,357 in 2002) (Note 4)                             -        34,305

Loans receivable (Note 5)                            295,438       222,394
   Allowance for loan losses (Note 6)                 (2,432)       (2,224)
                                                    ---------    ---------
   Net Loans                                         293,006       220,170

Bank premises and equipment, net (Note 7)             14,291        10,915
Equity securities (restricted) (Note 4)                1,365           539
Accrued interest receivable                            1,896         1,846
Life insurance investments                             8,359         7,988
Other assets                                             799           697
                                                     -------       -------

   Total Assets                                    $ 342,508    $  291,398
                                                    ========     =========

LIABILITIES

Deposits:
   Demand deposits:
      Noninterest bearing                          $  33,296    $   22,379
      Interest-bearing                                19,802         9,711
   Savings deposits                                   40,418        27,126
   Time deposits (Note 8)                            214,705       204,589
                                                    --------     ---------
   Total Deposits                                    308,221       263,805

Accrued interest payable                                 496           702
Accrued expenses and other liabilities                   986           409
                                                    --------     ---------

   Total Liabilities                                 309,703       264,917
                                                    --------     ---------

STOCKHOLDERS' EQUITY (Notes 12 & 15)

Common stock - $2.00 par value; 12,000,000
   shares authorized; 6,903,003 and 6,008,393
   shares issued and outstanding
   for 2003 and 2002, respectively                    13,806        12,017
Additional Paid-in-Capital                            13,076         5,948
Stock Subscriptions                                        -         5,411
Retained earnings                                      5,919         3,105
Accumulated other comprehensive income                     4             -
                                                   ---------     ---------

   Total Stockholders' Equity                         32,805        26,481
                                                    --------     ---------

   Total Liabilities and Stockholders' Equity      $ 342,508    $  291,398
                                                    ========     =========

               The accompanying notes are an integral part of this statement.

                          NEW PEOPLES BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

INTEREST AND DIVIDEND INCOME           2003            2002         2001
                                       ----            ----         ----

   Loans including fees             $  19,402      $  16,675    $   14,602
   Federal funds sold                     172            200           395
   U.S. Treasury securities and
      U. S. Government agencies           322            133           238
   Dividends on Equity securities
      (restricted)                         60             32            32
                                     --------      ---------       -------
   Total Interest and Dividend Income  19,956         17,040        15,267
                                    ---------        --------      -------

INTEREST EXPENSE

   Deposits
      Demand                              110            107           120
      Savings                             441            451           379
      Time deposits below $100,000      4,211          4,289         5,570
      Time deposits above $100,000      1,559          1,528         1,881
      Other                                11              -             -
                                    ---------      ---------     ---------
      Total Interest Expense            6,332          6,375         7,950
                                     --------       --------     ---------

NET INTEREST INCOME                    13,624         10,665         7,317

PROVISION FOR LOAN LOSSES (Note 6)        364            603           571
                                    ---------       --------     ---------

Net Interest Income after
   Provision for Loan Losses           13,260         10,062         6,746
                                     --------       --------     ---------

NONINTEREST INCOME
   Service charges                        936            663           458
   Fees, commissions and other income     452            292           226
   Loss on sale of securities              (5)             -             -
   Life insurance investment income       419            457            69
                                     --------       --------     ---------
   Total Noninterest Income             1,802          1,412           753
                                     --------       --------     ---------

NONINTEREST EXPENSES
   Salaries and employee benefits
      (Note 11)                         6,258          4,431         3,403
   Occupancy expense                      627            458           260
   Equipment expense                    1,152            917           707
   Advertising and public relations       211            190           126
   Stationery and supplies                203            211           150
   Other operating expenses             2,350          2,011         1,287
                                     --------       --------     ---------
   Total Noninterest Expenses          10,801          8,218         5,933
                                     --------       --------     ---------

INCOME BEFORE INCOME TAXES              4,261          3,256         1,565

INCOME TAX EXPENSE (Note 9)             1,447          1,078           556
                                     --------       --------     ---------

NET INCOME                          $   2,814      $   2,178    $    1,009
                                     ========       ========     =========
   Earnings Per Share (1)
      Basic                               .41            .36           .17
                                     ========      =========     ========
      Fully Diluted                       .41            .35           .17
                                     ========      =========     =========

Average Weighted Shares of
  Common Stock(1)
      Basic                         6,875,754      6,104,734     6,000,000
                                    =========       =========    =========
      Fully Diluted                 6,937,309      6,168,000     6,000,000
                                    =========      ==========     ========

(1) Earnings per share and average weighted shares of common stock have been restated to reflect the 2 for 1 stock split which occurred on January 1, 2002.

               The accompanying notes are an integral part of this statement.


                           NEW PEOPLES BANKSHARES, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                      (IN THOUSANDS INCLUDING SHARE DATA )



                                                                               Retained      Accum-
                                                                               Earning/    sulated Other
                               Shares of             Additional     Common      (Accum-      Compre-        Total         Compre-
                                Common   Common       Paid in     Stock Sub-    ulated       hensive      Shareholders'   hensive
                                Stock    Stock       Capital      scriptions    Deficit)     Income          Equity        Income

 Balance, December 31, 2000    3,000    $ 12,000     $   5,964    $      -     $    (82)     $       -     $  17,882    $      -
 Net Income                                                                       1,009                        1,009       1,009
                               -----     -------     ---------     -------       ------       --------     ---------    --------
 Balance, December 31, 2001    3,000    $ 12,000     $   5,964    $      -     $    927      $      -      $  18,891    $  1,009
                             -------     -------       ------      -------     --------       --------     ---------    --------

 Net Income                                                                    $  2,178                    $   2,178    $  2,178
 Stock Split                   3,000
 Stock Options Exercised           2           5            14                                                    19
 Common Stock Subscribed                                             5,469                                     5,469
 Common Stock Issued               6          12            46         (58)                                        -
 Cost of Common Stock Offering                             (76)                                                  (76)
                                -----     ------      ---------   --------      -------       --------      ---------     ------
 Balance, December 31, 2002    6,008    $ 12,017     $   5,948    $  5,411     $  3,105      $      -       $ 26,481    $  2,178
                             -------      ------       ------      -------     --------      ---------       -------     -------

 Net Income                                                                       2,814                        2,814       2,814
 Unrealized gains (net of tax) on
 available-for-sale securities,
 net of reclassification adjustment
 of $5                                                                                              4              4           4
 Stock Options Exercised          10          20            55                                                    75
 Common Stock Issued             885       1,769         7,076      (5,411)                                    3,434
 Cost of Common Stock Offering                              (3)                                                   (3)
                                -----      -----      ---------    -------      -------        -------       --------     -------

 Balance, December 31, 2003    6,903    $ 13,806     $  13,076    $      -     $  5,919     $       4       $ 32,805    $  2,818
                                ====     ======       ======       ========     =======      ========        =======     ======




            The accompanying notes are an integral part of this statement.

                            NEW PEOPLES BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                              2003        2002        2001
                                              ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                             $   2,814   $   2,178   $   1,009
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation                            1,121         866         594
      Provision for loan losses                 364         603         571
      Income (less expenses) on life
        insurance                              (371)       (419)         69
      Loss on sale of foreclosed real estate     32          72          88
      Loss on sale of investment securities       5           -           -
      Amortization of bond premiums             395          86           -
      Deferred tax benefit (expense)            286         435         (51)
      Loss on disposal of fixed assets            -           -          12
      Net change in:
         Interest receivable                    (50)       (208)       (264)
         Other assets                          (138)        202        (344)
         Accrued interest payable              (206)         15        (100)
         Accrued expense and other
           liabilities                          291        (691)        389
                                              ------      --------    ------
   Net Cash Provided by Operating Activities  4,543        3,139      1,972
                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                    (73,200)     (43,351)   (48,219)
   Purchase of securities held-to-maturity  (95,744)     (32,232)    (3,499)
   Proceeds from sale of securities
      available-for-sale                     19,936           -           -
   Proceeds from maturities of securities
      available-for-sale                          -           -       8,913
   Proceeds from maturities of securities
      held-to-maturity                       98,999       3,500         801
   Purchase of Federal Reserve Bank stock      (120)        (10)          -
   Purchase of Federal Home Loan Bank stock    (706)          -           -
   Payments for the purchase of property     (4,500)     (3,152)     (4,357)
   Proceeds from the sale of property             4         292           -
   Deposits with life insurance companies         -           -      (7,500)
                                           --------    --------    ---------
   Net Cash Used in Investing Activities    (55,331)    (74,953)    (53,861)
                                           --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from common stock
        offering                              3,431       5,393           -
   Common stock options exercised                75          19           -
   Net change in:
      Demand deposits                        21,008       8,757       9,088
      Savings deposits                       13,292       8,479       9,486
      Time deposits                          10,116      52,558      36,990
                                           --------    --------    --------
   Net Cash Provided by Financing
      Activities                             47,922      75,206      55,564
                                             ------      ------     -------

   Net increase (decrease) in cash and
      cash equivalents                       (2,866)      3,391       3,675

Cash and Cash Equivalents, Beginning
      of Year                                14,939      11,547       7,872
                                            ---------   ---------    --------

Cash and Cash Equivalents, End of Year    $  12,073   $  14,939   $  11,547
                                           ========    ========    ========

Supplemental Disclosure of Cash Paid During
   the Year for:
   Interest                                   6,538       6,360       8,050
   Taxes                                      1,065       1,394         556
Supplemental Disclosure of Non
  Cash Transactions:
  Loans made to finance sale of foreclosed
     real estate                                (33)         33         197
  Transfer of securities from held-to-
     maturity to available-for-sale          30,655           -           -

               The accompanying notes are an integral part of this statement

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   NATURE OF OPERATIONS
Nature of Operations - New Peoples Bankshares, Inc. ("New Peoples") is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank ("Bank") was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulations by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, New Peoples formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Consolidation Policy - The consolidated financial statements include New Peoples, the Bank, NPB Financial Services, Inc., and NPB Web Services, Inc. All significant intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

Cash and Cash Equivalents - Cash and cash equivalents as used in the cash flow statements include cash and due from banks and federal funds sold. The Bank maintains amounts due from banks, which, at times, may exceed federally insured limits. No losses have been experienced in such accounts.

Investment Securities - Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities not intended to be held to maturity are classified as available for sale and carried at fair value. Securities available for sale are intended to be used as part of the Bank's asset and liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other similar factors.

The amortization of premiums and accretion of discounts are recognized in interest income using the effective interest method over the period to maturity. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to shareholders' equity, whereas realized gains and losses flow through the Bank's income statement.

Loans - Loans are carried on the balance sheet at unpaid principal balance, net of any unearned interest and the allowance for loan losses. Interest income on loans is computed using the effective interest method, except where serious doubt exists as to the collectibility of the loan, in which accrual of the income is discontinued.

It is the Bank's policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and prospects for future contractual payments are reasonably assured.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
Allowance for Loan Losses - The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The loan portfolio is analyzed periodically and loans are assigned a risk rating. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A general allowance is made for all other loans not considered impaired as deemed appropriate by management. In determining the adequacy of the allowance, management considers the following factors: the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, the estimated value of any underlying collateral, prevailing economic conditions, and other inherent risks. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local collateral values and future cash flows on impaired loans. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Past due status is determined based on contractual terms.

Bank Premises and Equipment - Land, buildings and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

                  Type                         Estimated useful life
                  ----                         ---------------------
                  Buildings                          39 years
                  Paving and landscaping             15 years
                  Computer equipment and software    3 to 5 years
                  Vehicles                           5 years
                  Furniture and other equipment      5 to 7 years

Advertising Cost - Advertising costs are expensed in the period incurred.

Stock Options - Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," sets forth compensation recognition principles that are based on a fair value model. New Peoples has elected another alternative provided for under SFAS 123, which is to account for the activity under the Plan using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost is not recognized in the financial statements for grants of stock options as all options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at date of grant.

Had compensation cost for New Peoples' stock option plan been determined consistent with SFAS 123, net income would have been reduced to the pro forma amounts reflected below for the years ended December 31:

Years Ended December 31,                       2003        2002        2001
Net Income, as reported                       $2,814      $2,178      $1,009
    Deduct:  Compensation expense
      related to stock plans using
      fair value accounting, net of tax          262           -         751
                                              ------      ------      ------

Net Income, on a pro forma basis              $2,552      $2,178      $  257
                                              ======      ======      ======

The fair value of each option was $3.30 in 2003 and $2.99 in 2001 and were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from New Peoples' stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted - average assumptions were used to determine the fair value of options in the years 2003, 2002 and 2001.

Years Ended December 31,                  2003            2002         2001
Dividend yield                            0.00%            n/a         0.00%
Expected life                           10 years           n/a       10 years
Expected volatility                       0.00%            n/a         0.00%
Risk free interest rate                   4.01%            n/a         5.09%

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

Financial Instruments - Off-balance-sheet instruments - In the ordinary course of business, New Peoples has entered into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Earnings Per Share - Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options determined by the Treasury Method. Weighted average shares outstanding at December 31, 2002 included outstanding stock subscriptions as a result of the ongoing stock offering at December 31, 2002. During 2003, the stock subscriptions were converted to shares of common stock. The weighted average shares outstanding at December 31, 2003 reflect the converted subscriptions and the additional stock issued.

Reclassification of Financial Statement Presentation - Certain reclassifications have been made to the 2002 and 2001 financial statements to conform with the 2003 financial statement presentation. Such reclassification had no effect on net income as previously reported.

NOTE 3   DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:
The Bank had federal funds sold and cash on deposit to other commercial banks amounting to $6.0 million and $10.0 million at December 31, 2003 and 2002, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

NOTE 4   INVESTMENT SECURITIES:
The amortized cost and estimated fair value of securities are as follows:
                                                   Gross        Gross
                                     Amortized  Unrealized    Unrealized  Fair
         (Dollars are in thousands)    Cost       Gains         Losses    Value
         December 31, 2003
         Available for Sale
         U.S. Government Agencies   $  10,612   $     8       $   6     $ 10,614
         Municipal Governments            101         4           -          105
         Total Securities AFS       $  10,713   $    12       $   6     $ 10,719

         Held to Maturity           $       -   $     -       $   -     $     -


         December 31, 2002
         Available for Sale         $       -   $     -       $   -     $     -


         Held To Maturity
         U.S. Government Agencies   $  34,204   $    57       $  11     $ 34,250
         Municipal Governments            101         6           -          107
         Total Securities HTM       $  34,305   $    63       $  11     $ 34,357

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4   INVESTMENT SECURITIES (CONTINUED):
During the month of December 2003, the Bank reclassified all securities from held to maturity to available for sale to provide additional liquidity. At December 31, 2003, the Bank had not identified any securities as held to maturity and no securities were classified as available for sale at December 31, 2002.

The amortized cost and fair value of investment securities at December 31, 2003, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               Weighted
           (Dollars are in thousands)   Amoritized    Fair      Average
           Securities Available for Sale   Cost       Value     Yield
            ---------------------------
           Due in one year or less    $   9,907     $  9,901     1.23%
           Due after one year
             through five years             806          818     3.15%
           Total                      $  10,713     $ 10,719     1.37%

Investment securities with a carrying value of $3.3 million and $2.8 million at December 31, 2003 and 2002, were pledged to secure public deposits and for other purposes required by law.

During the fourth quarter of 2003, the Bank realized a loss on the sale of available for sale securities of $5 thousand and received total proceeds of $19.9 million.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $1.4 million and $539 thousand as of December 31, 2003 and 2002, respectively.

NOTE 5   LOANS:
Loans receivable outstanding at December 31, are summarized as follows:
                                                       2003        2002
         (Dollars are in thousands)
         Commercial, financial and agricultural    $   58,593  $    42,959
         Real estate - construction                     7,258        5,615
         Real estate - mortgages                      185,191      131,050
         Installment loans to individuals              44,396       42,770
                                                    ---------   ----------
            Total Loans                            $  295,438  $   222,394
                                                    =========   ==========

The following is a summary of information at December 31, pertaining to nonperforming assets:

         (Dollars are in thousands)                    2003        2002
                                                       ----        ----
            Principal:
         Nonaccrual Loans                          $      539  $       761
         Loans past due 90 days or more
           still accruing interest                         26            -
                                                       ------       ------
            Total Loans                            $      565  $       761
                                                    =========   ==========

At the end of 2003, impaired loans totaled $331 thousand with a valuation allowance of $95 thousand. Interest income not recognized on these loans was $2 thousand. The average investment in impaired loans was $49 thousand in 2003.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6   ALLOWANCE FOR LOAN LOSSES:
A summary of transactions in the allowance for loan losses are as follows:

         (Dollars are in thousands)       2003        2002        2001
                        ----
         Balance, beginning of year    $    2,224  $    1,793  $    1,311
         Provision for loan losses            364         603         571
         Recoveries of loans charged off       31          35           9
         Loans charged off                   (187)       (207)        (98)
                                        ---------   ---------   ---------
            Balance, End of Year       $    2,432  $    2,224  $    1,793
                                        =========   =========   =========
         Percentage of Loans                 0.82%       1.00%       1.00%

NOTE 7   BANK PREMISES AND EQUIPMENT:
Bank premises and equipment at December 31, are summarized as follows:
                                                       2003        2002
         (Dollars are in thousands)
         Land                                      $    2,960  $    2,189
         Buildings and improvements                     8,252       6,557
         Furniture and equipment                        4,909       3,877
         Vehicles                                         248         138
         Construction in progress                       1,226         339
                                                    ---------   ---------
                                                       17,595      13,099
            Less accumulated depreciation              (3,304)     (2,184)
                                                    ----------  ----------
            Bank Premises and Equipment            $   14,291  $   10,915
                                                    =========   =========

Depreciation expense for 2003, 2002 and 2001 was $1.1 million, $866 thousand, and $594 thousand respectively.

At December 31, 2003, construction in progress included the costs of buildings and land purchased for a new branch at Abingdon, Virginia and the operations center at Honaker, Virginia. At December 31, 2002, construction in progress included the costs of buildings and land for new branches in Grundy, Virginia and Bloomingdale, Tennessee both of which have been completed and are utilized as full-service branches in 2003.

NOTE 8   OTHER TIME DEPOSITS:
The aggregate amount of time deposits with a minimum denomination of $100,000 was $57.1 million and $50.6 million at December 31, 2003 and 2002, respectively

At December 31, 2003, the scheduled maturities of certificates of deposit are as follows (dollars are in thousands):
                  2004                             $   164,859
                  2005                                  24,337
                  2006                                  15,010
                  2007                                   8,192
                  2008                                   2,123
                  After five years                         184
                                                    ----------
                     Total                         $   214,705
                                                    ==========

NOTE 9   INCOME TAX EXPENSE:
The components of income tax expense for the years ended December 31, are as follows:

         (Dollars are in thousands)        2003        2002        2001
                                           ----        ----        ----
         Current expense               $    1,161  $      643  $      607
         Deferred expense (benefit)           286         435         (51)
                                        ---------   ---------   ----------
            Net Federal Income Tax     $    1,447  $    1,078  $      556
                                        =========   =========   =========

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9   INCOME TAX EXPENSE (CONTINUED):
The deferred tax expense (benefit) resulting from temporary differences for the years ended December 31 is as follows:

         (Dollars are in thousands)           2003       2002       2001
                                              ----       ----       ----
         Organization and start-up cost      $  7       $  19    $     17
         Provision for loan losses           (105)       (149)       (145)
         Depreciation                         284         438          77
         Deferred compensation expense        (23)        (27)          -
         Unrealized accretion income           (4)          4           -
         Net earnings on bank owned
            life insurance                    126         165           -
         Capitalized interest and
            repair expense                      1         (15)          -
                                              ---       ------      ------
            Deferred Income Tax Expense
               (Benefit)                    $ 286       $ 435    $    (51)
                                        =========   =========   ==========

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

         (Dollars are in thousands)          2003       2002         2001
                                             ----       ----         ----
         Deferred Tax Assets:
         -------------------
         Organization and start-up cost      $  9       $  17     $    36
         Allowance for loan losses            713         608         459
         Deferred compensation                 51          27           -
         Capitalized interest and repair
            expense                            19          20           5
                                             ----        ----        ------
            Total Assets                      792         672         500
                                          -------   ---------   ---------

         Deferred Tax Liabilities:
         Accelerated depreciation           1,010         725         288
         Unrealized accretion income            -           4           -
         Unrealized gain on securities
            Available for sale                  2           -           -
         Net unrealized income on bank
            owned life insurance              292         166           -
                                        ---------   ---------  ----------
            Total Liabilities               1,304         895         288
                                        ---------   ---------   ---------
            Net Deferred Tax Asset
               (Liability)               $   (512)    $  (223)   $    212
                                          ======      =======     ========

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

         (Dollars are in thousands)        2003        2002        2001
                                           ----        ----        ----
         Income tax expense at the
            applicable
            federal rate                $   1,450     $ 1,107    $    532
         Permanent differences resulting
            from:
            Nondeductible expenses              3           3           9
            Tax exempt interest income        (17)        (15)          -
         State income taxes less federal
            tax effect                         12           7           -
         Other adjustments                     (1)        (24)         15
                                        ----------  ----------  ---------
            Income Tax Expense         $    1,447  $    1,078  $      556
                                        =========   =========   =========

Certain deferred tax assets and deferred tax liabilities for 2002 have been restated to conform with amended tax returns filed. Current and deferred income tax expense for 2002 has also been reclassified due to the changes in deferred tax assets and liabilities.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10  RELATED PARTY TRANSACTIONS:
During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to $7.9 million at December 31, 2003 and $6.8 million at December 31, 2002. The December 31, 2002 balance is restated by an increase of $893 thousand due to two additional credits reclassified as related party transactions. During the year ended December 31, 2003, total principal additions were $12.5 million and principal payments were $11.4 million. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

NOTE 11  RETIREMENT PLANS:
The Bank has established a qualified defined contribution plan which covers all full time employees. Under the plan the Bank matches employee contributions up to a maximum of 5% of their salary. The Bank contributed $178 thousand, $143 thousand, and $110 thousand to the defined contribution plan for 2003, 2002 and 2001, respectively.

In addition, during 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. Expenses related to the plan were $69 thousand and $80 thousand for 2003 and 2002, respectively.

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

NOTE 13  STOCK OPTION PLAN:
New Peoples' Stock Option Plan ("the Plan") was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of New Peoples by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of New Peoples and with growth in shareholder value. The Plan provides that options for up to 900,000 shares of New Peoples common stock may be issued to employees and directors. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of New Peoples. All options are subject to exercise or forfeiture if New Peoples' capital falls below its minimum requirements, as determined by its state or federal primary regulators. The Plan will expire on May 31, 2011, unless terminated earlier by the Board of Directors. At December 31, 2003, there were 567,500 additional shares available for grant under the Plan.

Information about stock options outstanding at December 31, 2003 follows:


Weighted
                                               Average        Weighted
                                              Remaining        Average
          Exercise           Number          Contractual       Exercise
           Prices          Outstanding          Life            Price
         $   7.50           240,466            8.00 years   $      7.50
         $  10.00            79,500            9.00 years   $     10.00
                           --------      ----------------   -----------
   Totals                   319,966            8.25 years   $      8.12

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13  STOCK OPTION PLAN (CONTINUED):
A summary of the status of New Peoples' stock option plan is presented below:


                                       2003                           2002                  2001
                                               Weighted                   Weighted                  Weighted
                                                Average                   Average                   Average
                                 Number of     Exercise       Number of   Exercise     Number of    Exercise
                                  Shares         Price         Shares     Price         Shares        Price



 Outstanding and exercisable,
    beginning of year            252,466       $   7.50       256,000     $ 7.50           -        $     -
 Granted                          79,500          10.00             -          -     256,000            7.50
 Exercised                       (10,000)          7.50        (2,534)      7.50           -              -
 Forfeited                        (2,000)          7.50        (1,000)      7.50           -              -
                                 -------         ------        -------     -----    ---------       ---------
 Outstanding and exercisable,
   end of year                   319,966       $   8.12       252,466     $ 7.50     256,000       $    7.50
                                 =======         =====        =======      =====    ==========     ===========


NOTE 14  LIFE INSURANCE INVESTMENTS:
The Bank purchased $7.5 million in 2001 with various life insurance companies. The deposit had a guaranteed interest rate of 5.35% through the year 2003. The new interest rate through 2004 is an average of 4.755%. The minimum guaranteed rate on each of the policies is 4.00%.

In 2002, life insurance policies insuring key officers were issued. The policies are owned by the bank and the income on the policies is used to fund a salary continuation plan for the officers.

NOTE 15  DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:
The principal source of funds of New Peoples is dividends paid by the Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2004, approximately $6.0 million was available for dividend distribution.

NOTE 16  AVAILABLE LINES OF CREDIT:
The Bank has federal funds lines of credit with correspondent banks totaling $20.0 million as of December 31, 2003. In addition, the Bank may borrow up to $49.4 million from the Federal Home Loan Bank which is secured by a blanket lien on residential real estate loans.

NOTE 17  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:
In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet.

Financial instruments whose contract amount represents credit risk were as follows:

         (Dollars are in thousands)                   2003        2002
                                                      ----        ----
         Commitments to extend credit                $22,080     $15,877
         Standby letters of credit                       721         826

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED):
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

NOTE 18  CONCENTRATION OF CREDIT RISK:
New Peoples recognizes a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of its capital structure, or $8.2 million as of December 31, 2003. Certain concentrations may pose credit risk. A concentration of credit risk exists in bank owned life insurance as described in Note 14. Note 5 shows the types of loans made by the Bank. A substantial portion of the Bank's loans are secured by real estate. The Bank does not have any significant concentrations to any one industry or customer. Through periodic credit analyses, management monitors concentrations to assess and mitigate potential losses that may arise.

NOTE 19  REGULATORY MATTERS:
New Peoples and the Bank are subject to various capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on New Peoples' and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, New Peoples and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require New Peoples and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that New Peoples and the Bank meet all capital adequacy requirements to which they are subject.

As of September 22, 2003, the most recent date of notification, the Board of Governors of the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. New Peoples' and the Bank's actual capital amounts and ratios are presented in the table as of December 31, 2003 and 2002, respectively.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19  REGULATORY MATTERS (CONTINUED):
                                                                    Minimum
                                                                   To Be Well
                                                  Minimum      Capitalized Under
                                                  Capital      Prompt Corrective
                                    Actual       Requirement   Action Provisions
   (Dollars in thousands)       Amount  Ratio   Amount  Ratio  Amount     Ratio
   December 31, 2003:
   Total Capital to Risk
   Weighted Assets
            New Peoples       $ 35,233  13.10% $21,510   8%    $   N/A      N/A
            The Bank:           31,346  11.66% $21,510   8%    $26,887      10%
   Tier 1 Capital to Risk
   Weighted Assets:
            New Peoples         32,801  12.20%  10,755   4%        N/A      N/A
            The Bank            28,914  10.75%  10,755   4%     16,132       6%
   Tier 1 Capital to Average
   Assets:
            New Peoples         32,801   9.29%  14,122   4%        N/A      N/A
            The Bank            28,914   8.19%  14,122   4%     17,652       5%

   December 31, 2002:
   Total Capital to Risk
   Weighted Assets:
            New Peoples       $ 28,706  13.59% $16,893   8%    $   N/A      N/A
            The Bank            25,564  12.11% $16,893   8%    $21,116      10%
   Tier 1 Capital to Risk
   Weighted Assets:
            New Peoples         26,481  12.54%   8,446   4%        N/A      N/A
            The Bank            23,339  11.05%   8,446   4%     12,670       6%
   Tier 1 Capital to Average
   Assets:
            New Peoples         26,481   9.31%  11,372   4%        N/A      N/A
            The Bank            23,339   8.21%  11,372   4%     14,215       5%

NOTE 20   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures About the Fair Value of Financial Statements" defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at December 31, 2003 and 2002, are as follows:

                                      December 31, 2003     December 31, 2002
                                     Estimated  Carrying    Estimated   Carrying
          (Dollars are in thousands) Fair Value  Value     Fair Value    Value
                                    -----------  --------  ----------  ---------
          Financial Assets
          ----------------
          Cash and due from bank     $ 8,746   $  8,746    $  8,815   $ 8,815
          Federal funds sold           3,327      3,327       6,123     6,123
          Investment securities       10,719     10,719      34,357    34,305
          Equity securities
           (restricted)                1,365      1,365         539       539
          Loans                      297,287    295,438     224,625   222,395
          Accrued interest receivable  1,896      1,896       1,846     1,846
          Life insurance investments   8,359      8,359       7,988     7,988

          Financial Liabilities
          Demand Deposits:
            Non-interest bearing      33,296     33,296      22,379    22,379
            Interest-bearing          19,800     19,800       9,711     9,711
          Savings deposits            40,352     40,352      27,126    27,126
          Time deposits              216,321    214,705     205,723   204,589
          Accrued interest payable       496        496         702       702

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED): The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2003 and 2002.

NOTE 21   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
                                 (In Thousands)

ASSETS                                                2003            2002
  Due from banks                                  $    3,785     $    3,135
  Investment in subsidiary                            28,987         23,339
  Other assets                                            42             20
                                                   ---------      ---------
  Total Assets                                    $   32,814     $   26,494
                                                   =========      =========

LIABILITIES
  Accounts payable                                $        9     $        -
  Due to subsidiary bank                                   -             13
                                                  ----------     ----------
  Total Liabilities                               $        9     $       13
                                                   ---------      ---------

STOCKHOLDERS' EQUITY
  Common stock - $ 2.00 par value, 12,000,000
   shares authorized; 6,903,003 and
   6,008,393 shares issued and outstanding
   for 2003 and
   2002, respectively                                 13,806         12,017
  Paid-in-Surplus                                     13,076          5,948
  Stock subscriptions                                      -          5,411
  Retained earnings                                    5,919          3,105
  Accumulated other comprehensive income (loss)            4              -
                                                   ---------      ---------
    Total Stockholders' Equity                        32,805         26,481
                                                   ---------      ---------
    Total Liabilities and Stockholders' Equity    $   32,814     $   26,494
                                                   =========      =========

                         CONDENSED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED DECEMBER 31, 2003, 2002
                      AND ONE MONTH ENDED DECEMBER 31, 2001
                                 (In Thousands)

                                        2003          2002           2001
Income
  Dividends from subsidiaries       $       -       $      -      $     25
Undistributed income from
  subsidiaries                          2,872          2,194            12
                                      --------       --------      -------
  Total Income                          2,872          2,194            37
                                     --------      ---------      ---------

Expenses
  Legal fees                                7              -            33
  Accounting fees                          45              -             -
  Other operating expenses                 36              -             -
  Shareholder related expenses              -             24             -
                                     ---------     ---------      --------
  Total Expenses                           88             24            33
                                     --------      ---------      --------

Income before Income Taxes              2,784          2,170             4
  Income Tax Benefit                       30              8             3
                                     --------      ---------      --------
Net Income                          $   2,814     $    2,178     $       7
                                     ========      =========      ========

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                       CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2003, 2002
                    AND THE ONE MONTH ENDED DECEMBER 31, 2001
                        (DOLLARS AND SHARES IN THOUSANDS)

                                          2003         2002            2001

Cash Flows From Operating Activities:
  Net Income                          $   2,814     $    2,178     $        7
  Adjustments to reconcile net
    income to net cash
    used in operating activities:
      Income of subsidiary bank          (2,872)        (2,194)           (12)
      Net change in:
         Other assets                       (22)           (17)            (3)
         Accounts payable                    (4)             5              8
                                         -------        ------         ------
  Net Cash Used in Operating Activities     (84)           (27)             -
                                         -------       --------        ------

Cash Flows From Investing Activities:
  Investment in subsidiary               (2,772)        (2,250)             -
                                         -------      ---------      --------
  Net Cash Used in Investing Activities  (2,772)        (2,250)             -
                                        ---------       -------      --------

Cash Flows From Financing Activities:
  Net proceeds from common stock
     offering                             3,431          5,393              -
  Exercise of stock options                  75             19              -
                                          ------        ------        -------
  Net Cash Provided by Financing
    Activities                            3,506          5,412              -
                                         ------        -------         ------

Net Increase in Cash and Cash
  Equivalents                               650          3,135              -
  Cash and Cash Equivalents,
     Beginning of Year                    3,135             -               -
                                         ------         ------         ------
Cash and Cash Equivalents, End of Year  $ 3,785      $   3,135        $    -
                                        ========       =======        ======

Supplemental Information:
Non-cash transactions:  Transfer of
  3,000 shares of New Peoples stock
  for 3,000 shares of the Bank's              -              -          18,883

NOTE 22   RECENT ACCOUNTING DEVELOPMENTS
In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities"(FIN 46"), which addresses consolidation by business enterprises of variable interest entities. On October 31, 2003, the FASB proposed a modification and interpretation of FIN 46. Evaluation of FIN 46 and SFAS 150, ("FAS 150") on the treatment of debt associated with trust preferred securities is in process. Adoption of this statement did not have a material effect on New Peoples.

Conversely, SFAS 150 requires the consolidation of these subsidiaries and the presentation of the related debt instruments as a liability. This new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is (1) issued in the form of shares that is mandatorily redeemable, (2) at inception embodies an obligation to repurchase the issuer's equity, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets, or (3) embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares provided certain conditions are met; as a liability (or asset in some circumstances). Adoption of this statement did not have a material effect on New Peoples.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED

NOTE 22   RECENT ACCOUNTING DEVELOPMENTS (CONTINUED):
In April 2003, FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This new standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a material effect on New Peoples.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (Accounting for Stock-Based Compensation)". The purpose of the statement is to i) enable companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption and ii) make available to investors more frequent disclosure about the cost of employee stock options. In addition, the statement requires more prominent disclosures about the cost of stock-based employee compensation and an increase in the frequency of those disclosures to include publication in quarterly financial statements. Prior to SFAS 148, companies were not required to present stock option disclosures in interim financial statements. The disclosures required in annual financial statements are included in Note 1.

In October 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 147 - "Acquisitions of Certain Financial Institutions". This new Standard, which became effective October 1, 2002, provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Accordingly, the requirement to amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. Adoption of this statement did not have a material effect on New Peoples.

In June 2002, the FASB issued SFAS 146 - "Accounting for Costs Associated with Exit or Disposal Activities". This Statement is not anticipated to have a material impact on the Corporation.

In April 2002, the FASB issued SFAS 145. This Statement rescinds SFAS 4, Reporting Gains and Losses from extinguishment of Debt, and an amendment of that Statement, SFAS 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 is not expected to have a material impact on the Corporation's financial position or results of operations.

NOTE 23  SELECTED QUARTERLY INFORMATION(Unaudited)
                                               2003 Quarters
(Dollars and shares in thousands)  Fourth      Third   Second     First

Income statement
Interest income                  $  5,384   $ 5,102   $  4,838   $ 4,632
Interest expense                    1,459     1,610      1,597     1,666
Net interest income                 3,925     3,492      3,241     2,966
Noninterest income                    503       491        440       373
Total revenue                       4,428     3,983      3,681     3,339
Provision for credit losses          -           30        174       160
Gains (losses) on sales of
  securities                           (5)        -          -         -
Noninterest expense                 3,132     2,798      2,608     2,268
Income before income taxes          1,296     1,155        899       911
Income tax expense                    447       394        306       300
Net income                            849       761        593       611
Average common shares issued and
  outstanding                       6,903     6,901      6,898     6,801
Average diluted common shares
  issued and
  outstanding                       6,971     6,970      6,968     6,871

Period end balance sheet
Total loans and leases           $295,438  $268,745   $250,942  $234,170
Total assets                      342,508   348,672    328,262   303,335
Total deposits                    308,221   314,966    295,800   271,330
Total shareholders' equity         32,805    31,953     31,155    30,562

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23  SELECTED QUARTERLY INFORMATION (UNAUDITED) (CONTINUED):
                                  2002 Quarters
(Dollars and shares in thousands)Fourth      Third    Second      First

Income statement
Interest income              $   4,566   $   4,378   $ 4,126   $  3,970
Interest expense                 1,807       1,564     1,429      1,575
Net interest income              2,759       2,814     2,697      2,395
Noninterest income                 378         369       367        298
Total revenue                    3,137       3,183     3,064      2,693
Provision for credit losses        127         198       148        130
Gains (losses) on sales of
   securities                        -           -         -          -
Noninterest expense              2,459       2,124     1,941      1,694
Income before income taxes         551         861       975        869
Income tax expense                 109         322       357        290
Net income                         442         539       618        579
Average common shares issued and
  outstanding                    6,008       6,000     6,000      6,000
Average diluted common shares
  issued
  and outstanding                6,168       6,064     6,064      6,073

Period end balance sheet
Total loans and leases       $ 222,394   $ 212,980   $202,556  $189,763
Total assets                   291,398     265,762   233,409    226,413
Total deposits                 263,805     243,814   212,475    205,324
Total shareholders' equity      26,481      20,627    20,087     19,470

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, New Peoples carried out an evaluation, under the supervision and with the participation of New Peoples' management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, New Peoples' Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to New Peoples (including its consolidated subsidiaries) required to be included in the periodic filings with the Securities and Exchange Commission.

New Peoples' management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in New Peoples' internal control over financial reporting identified in connection with the evaluation of it that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this Item 10 is contained in New Peoples' Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.  Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this Item 11 is contained in New Peoples' Proxy Statement for the 2004 Annual Meeting of Shareholders incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this Item 12 is contained in New Peoples' Proxy Statement for the 2004 Annual Meeting of Shareholders incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this Item 13 is contained in New Peoples' Proxy Statement for the 2004 Annual Meeting of Shareholders incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information required to be disclosed in this Item 14 is contained in New Peoples' Proxy Statement for the 2004 Annual Meeting of Shareholders incorporated herein by reference.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8K

(a)   Exhibits
The following exhibits are filed as part of this Form 10-K, and this list includes the exhibit index:

No.   Description

3.1      Articles of Incorporation of Registrant (1)
3.2      By Laws of Registrant (1)
10.1     Stock Option Plan (2)
10.2     Salary Continuation Plan for Kenneth D. Hart (3)
14       Code of Ethics

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8K (Continued)

21      Subsidiaries of the Registrant
31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

        (1) Incorporated by reference to Exhibits to Form 8K filed by New Peoples Bankshares, Inc. on December 12, 2002
        (2) Incorporated by reference to Exhibits to Form 10KSB filed by New Peoples Bankshares, Inc. on March 31, 2001
        (3) Incorporated by reference to Exhibits to Form 10-KSB filed by New Peoples Bankshares, Inc. on March 31, 2003

(b)     Reports on Form 8-K. None

(c) Financial statement schedules. The financial statement schedules are omitted as the required information is inapplicable or the information is present in the consolidated financial statements or related notes.

                                   SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NEW PEOPLES BANKSHARES, INC.
                                    By:  /s/ KENNETH D. HART
                                         -------------------------
                                         Kenneth D. Hart
                                         President and Chief Executive Officer
                                    Date:  March 29, 2004
                                          ------------------------------

                                    By:  /s/  C. TODD ASBURY
                                         -------------------------------------
                                         C. Todd Asbury
                                         Senior Vice President and Chief
                                         Financial Officer
                                    Date:   March 29, 2004
                                          ------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
        Signature                        Capacity               Date

   /s/TIM BALL                            Director          March 29, 2004
   -----------------------------
   Tim Ball                                                 ----------------

   /s/JOE CARTER                          Director          March 29, 2004
   -----------------------------
   Joe Carter                                               ----------------

   /s/JOHN D. COX                         Director          March 29, 2004
   -----------------------------
   John D. Cox                                              ----------------

   /s/CHARLES H. GENT                     Director          March 29, 2004
   -----------------------------
   Charles H. Gent                                          ----------------

   /s/HAROLD LYNNE KEENE                  Director          March 30, 2004
   -----------------------------
   Harold Lynne Keene                                       ----------------

   /s/FRANK KILGORE                       Director          March 29, 2004
   -----------------------------
   Frank Kilgore                                            ----------------

   /s/JOHN MAXFIELD                       Director          March 29, 2004
   -----------------------------
   John Maxfield                                            ----------------

                                          Director
   -----------------------------
   Michael G. McGlothlin                                    ----------------

   /s/FRED MEADE                          Director          March 29, 2004
   -----------------------------
   Fred Meade                                               ----------------

   /s/BILL ED SAMPLE                      Director          March 29, 2004
   -----------------------------
   Bill Ed Sample                                           ----------------

   /s/EARNEST VIRGIL SAMPSON, JR          Director          March 29, 2004
   -----------------------------
   Earnest Virgil Sampson, Jr.                              ----------------

   /s/STEPHEN H. STARNES                  Director          March 29, 2004
   -----------------------------
   Stephen H. Starnes                                       ----------------

   /s/PAUL VENCILL, JR.                   Director          March 29, 2004
   -----------------------------
   Paul Vencill, Jr.                                        ----------------

   /s/B. SCOTT WHITE                      Director           March 29, 2004
   -----------------------------                            ----------------
   B. Scott White