Form 10-Q
period 2004-03-31
NEW PEOPLES BANKSHARES INC
filed 2004-05-17
CIK 1163389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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

                6,905,569 shares of common stock, par value $2.00 per share, outstanding as of May 1, 2004

                          NEW PEOPLES BANKSHARES, INC.


                                     INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 2004 and 2003                                    2

         Consolidated Balance Sheets - March 31, 2004 and
         December 31, 2003                                                3

         Consolidated Statements of Changes in Stockholders' Equity -
         Three Months Ended March 31, 2004 and 2003                       4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2004 and 2003                                    5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      16

Item 4.  Controls and Procedures                                         17


PART II  OTHER INFORMATION                                               18

Item 1.  Legal Proceedings                                               18

Item 2.  Changes in Securities, Use of Proceeds and Issuer
            Purchases of Equity Securities                               18

Item 3.  Defaults upon Senior Securities                                 18

Item 4.  Submission of Matters to a Vote of Security Holders             18

Item 5.  Other Information                                               18

Item 6.  Exhibits and Reports on Form 8-K                                18


         SIGNATURES                                                      19

Part I  Financial Information
Item 1  Financial Statements

                          NEW PEOPLES BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

INTEREST AND DIVIDEND INCOME                           2004         2003
                                                       ----         ----

   Loans including fees                            $   5,431    $    4,461
   Federal funds sold                                      6            28
   Investments                                            42           143
                                                   ---------     ---------
   Total Interest and Dividend Income                  5,479         4,632
                                                   ---------     ---------

INTEREST EXPENSE

   Deposits
      Demand                                              37            46
      Savings                                             86            87
      Time deposits                                    1,219         1,533
      Other                                                3             -
                                                   ---------     ---------
   Total Interest Expense                              1,345         1,666
                                                   ---------     ---------

NET INTEREST INCOME                                    4,134         2,966
PROVISION FOR LOAN LOSSES                                120           160
                                                   ---------     ---------

Net Interest Income after
   Provision for Loan Losses                           4,014         2,806
                                                   ---------     ---------

NONINTEREST INCOME
   Service charges                                       259           183
   Fees, commissions and other income                    122            76
   Loss on the sale of other real estate owned            (3)            -
   Life insurance investment income                      104           114
                                                   ---------     ---------
   Total Noninterest Income                              482           373
                                                   ---------     ---------

NONINTEREST EXPENSES
   Salaries and employee benefits                      2,077         1,349
   Occupancy expense                                     418           314
   Other operating expenses                              826           605
                                                   ---------     ---------
   Total Noninterest Expenses                          3,321         2,268
                                                   ---------     ---------

INCOME BEFORE INCOME TAXES                             1,175           911

INCOME TAX EXPENSE                                       402           300
                                                   ---------     ---------

NET INCOME                                         $     773    $      611
                                                    ========     =========

   Earnings Per Share
      Basic                                        $     .11    $      .09
                                                    ========      ========
      Fully Diluted                                $     .11    $      .09
                                                    ========     =========

Average Weighted Shares of Common Stock
      Basic                                        6,905,286     6,875,754
                                                   =========     =========
      Fully Diluted                                7,002,366     6,937,309
                                                   =========     =========


     The accompanying notes are an integral part of this statement.

                          NEW PEOPLES BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

ASSETS
                                                   March 31,     December 31,
                                                      2004         2003
                                                  (Unaudited)

Cash and due from banks                            $  12,960    $    8,746
Federal funds sold                                       460         3,327
                                                    --------     ---------
   Total Cash and Cash Equivalents                    13,420        12,073

Investment Securities
   Available-for-sale                                  5,790        10,719

Loans receivable                                     324,029       295,438
   Allowance for loan losses                          (2,501)       (2,432)
                                                    ---------    ---------
   Net Loans                                         321,528       293,006

Bank premises and equipment, net                      14,732        14,291
Equity securities (restricted)                         1,790         1,365
Accrued interest receivable                            1,816         1,896
Life insurance investments                             8,451         8,359
Other assets                                             807           799
                                                     -------       -------

   Total Assets                                    $ 368,334    $  342,508
                                                    ========     =========

LIABILITIES

Deposits:
   Demand deposits:
      Noninterest bearing                          $  39,446    $   33,296
      Interest-bearing                                26,950        19,802
   Savings deposits                                   34,561        40,418
   Time deposits                                     228,588       214,705
                                                    --------     ---------
   Total Deposits                                    329,545       308,221

Federal Home Loan Bank advances                        3,178             -
Accrued interest payable                                 504           496
Accrued expenses and other liabilities                 1,501           986
                                                    --------     ---------

   Total Liabilities                                 334,728       309,703
                                                    --------     ---------

STOCKHOLDERS' EQUITY

Common stock - $2.00 par value; 12,000,000
   shares authorized; 6,905,569 and
   6,903,003 shares issued and outstanding
   for March 31, 2004 and December 31, 2003,
   respectively                                       13,811        13,806
Additional paid-in-capital                            13,091        13,076
Retained earnings                                      6,692         5,919
Accumulated other comprehensive income                    12             4
                                                   ---------     ---------

   Total Stockholders' Equity                         33,606        32,805
                                                     -------     ---------

   Total Liabilities and Stockholders' Equity      $ 368,334    $  342,508
                                                    ========     =========


         The accompanying notes are an integral part of this statement.


                                                            NEW PEOPLES BANKSHARES, INC.
                                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                                       (IN THOUSANDS INCLUDING SHARE DATA)
                                                                    (UNAUDITED)


                                                                                     Retained     Accumulated
                                                                                     Earnings/      Other
                                 Shares of                 Additional    Common      (Accum-       Compre-      Total       Compre-
                                  Common        Common      Paid in     Stock Sub-    ulated       hensive   Shareholders'  hensive
                                   Stock         Stock      Capital    scriptions    Deficit)      Income       Equity      Income
                                ----------     ---------  ----------   -----------   --------     ---------   -----------   -------

Balance, December 31, 2002         6,008       $ 12,017     $ 5,948     $ 5,411      $ 3,105      $   -       $  26,481
Net Income                                                                               611                        611     $ 611
Common Stock Issued                  885          1,769       7,076      (5,411)                                  3,434
Cost of Common Stock Offering                                    (3)                                                 (3)
Stock Options Exercised                5             10          28                                                  38
                                ---------       ---------   ---------   --------       ------      ------      --------      ----
Balance, March 31, 2003            6,898        $13,796     $13,049     $     -      $ 3,716      $   -       $  30,561     $ 611
                                ---------       --------    -------     --------      -------      ------      --------      ----

Balance, December 31, 2003         6,903        $13,806     $13,076     $     -      $ 5,919      $    4      $  32,805
Net Income                                                                               773                        773     $ 773
Unrealized gains (net of $4
thousand tax) on
available-for-sale securities                                                                          8              8         8
Stock Options Exercised                3              5          15                                                  20
                                --------        --------   --------     --------      ------       ------      --------      ----

Balance, March 31, 2004            6,906        $13,811     $13,091    $     -       $ 6,692      $   12      $  33,606     $ 781
                                ========        =========   ========    ========      ======       =====       ========      ====



               The accompanying notes are an integral part of this statement.

                          NEW PEOPLES BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                           $   773     $   611
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                          312         248
      Provision for loan losses                             120         160
      Income (less expenses) on life insurance              (92)       (105)
      Loss on sale of foreclosed real estate                  3           -
      Amortization of bond premiums                          20         123
      Net change in:
         Interest receivable                                 80         175
         Other assets                                        (8)        (71)
         Accrued expense and other liabilities              523         332
                                                         ------      ------
   Net Cash Provided by Operating Activities              1,731       1,474
                                                         ------     ------


CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                (28,642)    (11,818)
   Purchase of securities held-to-maturity                    -     (11,000)
   Proceeds from sale of securities
      available-for-sale                                  4,914           -
   Proceeds from maturities of securities
      held-to-maturity                                        -      11,999
   Purchase of Federal Reserve Bank stock                   (28)        (66)
   Purchase of Federal Home Loan Bank stock                (397)       (705)
   Payments for the purchase of property                 (1,128)     (1,261)
   Proceeds from the sale of property                       375           -
                                                        -------      ------
   Net Cash Used in Investing Activities                (24,906)    (12,851)
                                                        -------     ------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from common stock offering                    -       3,431
   Common stock options exercised                            20          38
   Proceeds from Federal Home Loan Bank advances          3,178           -
   Net change in:
      Demand and savings deposits                         7,441       9,599
      Time deposits                                      13,883      (2,074)
                                                        -------     -------
   Net Cash Provided by Financing Activities             24,522      10,994
                                                        -------     -------

   Net increase (decrease) in cash and cash
     equivalents                                          1,347        (383)

Cash and Cash Equivalents, Beginning of Period           12,073      14,939
                                                       --------    --------

Cash and Cash Equivalents, End of Period              $  13,420   $  14,555
                                                       ========    ========

Supplemental Disclosure of Cash Paid During the Period for:

   Interest                                           $   1,337   $   1,764


        The accompanying notes are an integral part of this statement

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1      NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. ("the Company") is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. ("the Bank") was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulations by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc.


NOTE 2      ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2004, and the results of operations for the three month periods ended March 31, 2004 and 2003. The notes included herein should be read in conjunction with the notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
The results of operations for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 3   INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

                                            Gross       Gross
                               Amortized  Unrealized  Unrealized    Fair
        (Dollars are in          Cost       Gains      Losses       Value
        thousands)            ---------  ----------  ----------  ----------
        March 31, 2004
        Available for Sale

        U.S. Government
        Agencies               $  5,672    $   14    $    -       $ 5,686
        Municipal
        Governments                 101         3         -           104
                                -------    ------     -------      ------
        Total Securities AFS   $           $   17    $    -       $ 5,790
                                  5,773
                                =======    ======     =======      ======

        December 31, 2003
        Available for Sale

        U.S. Government
        Agencies               $ 10,612    $    8    $    6       $10,614
        Municipal
        Governments                 101         4         -           105
                                -------    ------     -----        ------
        Total Securities AFS   $           $         $            $10,719
                                 10,713        12         6
                                =======    ======     ======       ======

At March 31, 2004 and December 31, 2003, all securities were classified as available for sale.

The amortized cost and fair value of investment securities at March 31, 2004, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Weighted
          (Dollars are in thousands)     Amortized       Fair      Average
          Securities Available for         Cost         Value       Yield
          Sale                           ---------    ---------  -----------
          Due in one year or less        $  4,968     $  4,971      1.23%
          Due after one year through
          five years                          805          819      3.15%
                                          -------      -------   -------
          Total                          $  5,773     $  5,790      1.37%
                                          =======      =======   =======

Investment securities with a carrying value of $3.3 million at March 31, 2004 and December 31, 2003 were pledged to secure public deposits and for other purposes required by law.

During the first quarter of 2004, the Bank sold an available for sale security and received total proceeds of $5.0 million.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $1.8 million and $1.4 million as of March 31, 2004 and December 31, 2003, respectively.


NOTE 4   LOANS:

Loans receivable outstanding are summarized as follows:

                                                     March 31,   December 31,
                                                       2004         2003
                                                       ----         ----
         (Dollars are in thousands)
         Commercial, financial and agricultural      $ 65,562     $ 58,593
         Real estate - construction                     7,978        7,258
         Real estate - mortgages                      205,292      185,191
         Installment loans to individuals              45,197       44,396
                                                      -------      -------
            Total Loans                              $324,029     $295,438
                                                      =======      =======

The following is a summary of information at March 31, 2004 and December 31, 2003 pertaining to nonperforming assets:
                                                     March 31, December 31,
         (Dollars are in thousands)                   2004         2003
                                                      ----         ----
         Principal:
         Nonaccrual loans                            $   278      $   539
         Loans past due 90 days or more still
            accruing interest                              9           26
                                                      ------       ------
            Total Loans                              $   287      $   565
                                                     =======       ======

The following is a summary of information at March 31, 2004 and December 31, 2003 pertaining to impaired loans:

                                                     March 31,   December 31,
         (Dollars are in thousands)                   2004          2003
                                                      ----         ----
         Impaired loans                              $   382      $  331
         Valuation allowance                         $    51      $   95
         Interest income not recognized              $     9      $    2
         Average investment in impaired loans        $    76      $   49

NOTE 5   ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses are as follows:

                                                   For the Three Months Ended
                                                     March 31,   March 31,
         (Dollars are in thousands)                   2004          2003
                                                     -------       ------
         Balance, beginning of year                $    2,432  $    2,224
         Provision for loan losses                        120         160
         Recoveries of loans charged off                    6           6
         Loans charged off                                (57)        (48)
                                                   ----------    --------
            Balance, End of Year                   $    2,501  $    2,342
                                                    =========   =========
         Percentage of Loans                             0.77%       1.00%


NOTE 6   RELATED PARTY LOANS:

During the year, officer and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to outstanding principal amounts of $8.5 million at March 31, 2004 and $7.9 million at December 31, 2003. During the year ended December 31, 2003, total principal additions were $12.5 million and principal payments were $11.4 million. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.


NOTE 7   COMMON STOCK:

On October 15, 2002, 1,200,000 shares of common stock were offered for sale by means of a prospectus to existing shareholders and to the general public in the states of Virginia, West Virginia and Tennessee only. The sale ended on February 7, 2003, after one 30 day extension from the original sale period. The total number of shares sold under the offering were 890,469.

During the first quarter of 2004, 2,566 options to purchase shares of common stock were exercised at $7.50 per share. At March 31, 2004, the following exercisable options were outstanding.

                  Date of Grant           Outstanding        Exercise Price

                 December 12, 2001         237,900             $   7.50
                 January 1, 2003            79,500             $  10.00
                 January 1, 2004            86,000             $  10.00


NOTE 8  EARNINGS PER SHARE:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this quarterly report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends," or other similar words or terms are intended to identify forward looking statements.

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

Overview

For the first quarter of 2004, New Peoples Bankshares, Inc. ("the Company"), which is the parent company of New Peoples Bank, Inc. (the Bank"),experienced both strong earnings and loan and deposit growth. We are pleased to announce net income for the first quarter 2004 of $773 thousand, or $.11 per share. Total assets were $368.3 million, total loans were $324.0 million and total deposits were $329.5 million. The Company is also continuing to expand in southwestern Virginia.

Net income for the quarter ended March 31, 2004 was $773 thousand, as compared to $611 thousand for the same period ended March 31, 2003. Net income per share was $.11 for the quarter ended March 31, 2004, as compared to $.09 for the same period in 2003. The increase is due primarily to the increased loan production at the branches and the continued decrease in the cost of funds. We are pleased to report a net interest margin for the first quarter of 2004 of 5.31% as compared to 4.53% for the period ending March 31, 2003. The annualized return on average equity was 9.35% and 10.28% for the quarters ended March 31, 2004 and 2003, respectively.

During the first quarter of 2004, strong growth was experienced in assets, deposits and loans. At March 31, 2004, total assets were $368.3 million, an increase of $25.8 million, or 7.54%, over December 31, 2003. Total deposits grew $21.3 million, or 6.92%, to $329.5 million, and total loans were $324.0 million, an increase of $28.6 million, or 9.68%, from the amounts at December 31, 2003.

During the first quarter of 2004, the Company continued expanding its branch network by entering agreements to add offices in Richlands and Bristol, Virginia. We have purchased a former bank building in Richlands, Virginia and anticipate this new office to open as a full service branch in the second quarter of 2004. Another former bank building in Bristol, Virginia near the downtown area was purchased in the first quarter. This office, as well as the Abingdon, Virginia office, are currently being renovated and are expected to open in the summer of 2004. With these additions, the branch network will consist of 19 full service offices and one loan production office located throughout southwestern Virginia, southern West Virginia, and eastern Tennessee.

A new subsidiary, NPB Financial Services, Inc. began its operations in late 2003 and is making progress in the local market to which it sells insurance and investment services to individuals, small businesses, and professionals.

Our focus remains on being a community bank that serves the financial needs of our customers by developing personal, hometown relationships.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. The most critical accounting policy relates to our provision for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the section on "Provision for Loan Losses" in this discussion.

Net Interest Income and Net Interest Margin

Our main source of income is net interest income, or the difference between interest income earned on earning assets and interest expenses on interest bearing liabilities. Net interest margin best indicates how effective we have been in deploying assets and liabilities and pricing strategies.

During the first quarter of 2004, we had a very strong net interest margin of 5.31%. This is compared to a net interest margin of 4.53% for the period ending March 31, 2003. With recent additions to our lending staff, new markets served and a recovering economy, we have witnessed strong loan growth. At the same time, we have consistently decreased our cost of funds. As a result, our net interest margin has significantly improved.

Net interest income, which is total interest and dividend income less total interest expense, has continually increased from $3.0 million for the first quarter of 2003 to $4.1 million for the same period in 2004. Loan income increased to $5.5 million for the first quarter of 2004, or $970 thousand, from $4.5 million for the same period in 2003. The increase is related to the increase in loan volume during the year. In addition, despite a $21.3 million growth in deposits in the first quarter of 2004, or a 27.67% annual increase in total interest bearing deposits, we were able to control the costs on these funds. Total interest expense decreased $321 thousand to $1.3 million for the first quarter of 2004 which is attributable to time deposits repricing at a lower interest rate.

The following table shows the rates earned and paid on earning assets and liabilities for the periods indicated.


                                                               Net Interest Margin Analysis
                                                Average Balances, Income and Expense, and Yields and Rates
                                                               (In Thousands of Dollars)

                                              For the Quarter Ended                         For the Quarter Ended
                                                  March 31, 2004                               March 31, 2003
                                   ---------------------------------------------   -----------------------------------
                                   Average             Income/      Yields/        Average          Income/     Yields/
                                   Balance             Expense      Rates          Balance          Expense     Rates
                                  ---------           --------     ------         ---------        ---------     -------

ASSETS
   Loans including fees(1),(2),(3) $307,461            $5,431       7.30%         $229,034          $4,461      8.14%
   Federal Funds sold                 2,549                 6       0.95%            9,395              28      1.21%
   Other investments                  9,013                42       1.89%           31,415             143      1.86%
                                   --------           -------                     --------         --------
   Total Earning Assets             319,023             5,479       7.09%          269,844           4,632      7.15%
                                   --------           -------                    ---------         --------
   Less:  Allowance for loans
     losses                          (2,464)                                        (2,281)
   Non-earning assets                35,698                                         29,872
                                   ---------                                     ---------
     Total Assets                  $352,257                                       $297,435
                                   ========                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits
   Demand - Interest bearing       $ 26,219                37       0.57%         $ 16,053              46      1.17%
   Savings                           34,728                86       1.00%           23,332              87      1.52%
   Time deposits                    219,610             1,219       2.25%          203,777           1,533      3.09%

   Other borrowings                     871                 3       1.39%                -               -          -
                                  ---------            ------                      -------         ------
   Total interest bearing
     liabilities                    281,428             1,345       1.94%          243,162           1,666      2.81%
                                  ---------            ------                      -------         ------
   Non-interest bearing deposits     35,997                                         29,327
   Other liabilities                  1,763                                          1,174
                                  ----------                                       -------
     Total Liabilities              319,188                                        273,663

   Stockholders' Equity              33,069                                         23,772
                                  ----------                                       -------
     Total Liabilities and
     Stockholders' Equity          $352,257                                       $297,435
                                   =========                                       =======
   Net Interest Income                                 $4,134                                       $2,966
                                                        =====                                       ======
   Net Yield on Interest Earning Assets                             5.31%                                       4.53%
                                                                    ====                                        ====
   Net Interest Spread                                              5.15%                                       4.34%
                                                                    ====                                        ====


(1) Non-accrual loans are not significant and have been included in the average balance of loans outstanding.
(2) Loan fees are not material and have been included in interest income on loans.
(3) Tax exempt income is not significant and has been treated as fully taxable.

Investment Securities

Total investment securities decreased from $10.7 million at December 31, 2003 to $5.8 million at March 31, 2004. All of our securities are classified as available for sale securities at March 31, 2004 and December 31, 2003. During the first quarter 2004, we sold a $5.0 million security for loan funding purposes.

Our practice has been to invest available funds in short term U.S. Treasury and Agency securities, which reduce the percentage of the Bank's capital that is subject to the Virginia bank franchise tax. The amount invested fluctuates from period to period depending on the funds available and projected liquidity needs.

At March 31, 2004, $3.3 million in securities were pledged for public deposits.

Loans

We have continued to have strong loan demand as evidenced by an increase in the first quarter of 2004 of $28.6 million to $324.0 million from $295.4 million at December 31, 2003. This increase results from new branches, additional loan officers and an improved economy. A schedule of loans by type is included in the notes to the financial statements. Approximately 65.82% of the loan portfolio at the end of the first quarter of 2004 is secured by real estate.

Provision for Loan Losses

The provision for loan losses was $120 thousand for the first quarter of 2004 compared with $160 thousand for the same period in 2003. The allowance for loan losses was $2.5 million at March 31, 2004 as compared to $2.4 million at December 31, 2003. The ratio of the allowance for loan losses to total loans was ..79% at March 31, 2004 and .82% at the end of 2003. Net loans charged off for the first quarter of 2004 remained low at $51 thousand, or .02% of average loans, as compared to $42 thousand for first quarter of 2003, or .02% of average loans.

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

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present a higher risk factor. At March 31, 2004, there were 6 loans in non-accrual status totaling $278 thousand, or 0.09% of total loans. The amount of interest that would have been recognized on these loans in the first quarter of 2004 was $7 thousand. There were 2 loans greater than 90 days past due and still accruing interest totaling $9 thousand. It is our policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal payments or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." There are also no loans identified as "potential problem loans." We do not have any commitments to lend additional funds to non-performing debtors.

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

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss, which totaled $51 thousand at March 31, 2004, or 2.04% of the allowance for loan loss, as compared to $95 thousand on December 31, 2003, or 3.91% of the allowance for loan loss. In addition, for these credits adequately secured by collateral, a general allocation is made to allow for any inherent risks. During the first quarter, certain loans, based on collateral, were pooled and risk rated differently than the general allocation. As we continue to evaluate the loan portfolio and the risk factors present, we will continue to designate pools as deemed appropriate. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may be needed to the allowance for loan losses.

Deposits

We continued to have excellent growth in deposits which totaled $329.5 million at March 31, 2004, an increase of $21.3 million, or 6.92%, from $308.2 million at December 31, 2003. The increase in deposits is the result of new branches opened in late 2003 and a special 6 month certificate of deposit promotion. The largest areas of growth were in time deposits, which increased $13.9 million, or 6.47%, and demand deposits which increased $13.3 million, or 25.04%. Savings deposits decreased $5.9 million, or 14.49%.

Time deposits of $100,000 or more equaled approximately 18.85% of deposits at March 31, 2004 and 18.53% of deposits at December 31, 2003. We do not have brokered deposits and internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis.

Capital

Total capital at the end of the first quarter of 2004 was $33.6 million as compared to $32.8 million at the end of December 31, 2003. The increase is primarily the result of net income for the quarter. There were 2,566 stock options exercised at $7.50 per share. Capital as a percentage of total assets was 9.12% at March 31, 2004 as compared to 9.58% at December 31, 2003, both of which exceeded regulatory requirements.

No dividends have been paid historically and none are anticipated in the foreseeable future. The Company's strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Noninterest Income

Noninterest income increased to $482 thousand in the first quarter of 2004 from $373 thousand in 2003. The $109 thousand, or 29.22%, increase is related to an increase in overdraft fees on deposits accounts, insurance commissions and fee income originated by NPB Financial Services, Inc. Noninterest income as a percentage of average assets (annualized) increased from .50% for the three months ended March 31, 2003 to .55% for the same period in 2004. We anticipate this percentage to increase in 2004 as we increase noninterest income from our new subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc.

Noninterest Expense

Noninterest expense increased from $2.3 million for the three months ended March 31, 2003 to $3.3 million for the same period in 2004. The increase was largely due to additional staffing and expenses associated with the new branches opened and the general growth in operations as salaries and benefits increased from $1.3 million to $2.1 million. We expect this number to increase for the remainder of 2004 as we realize a full-year's effect of new staffing for the new branches opened during 2003 and as we continue to add new branch locations. Noninterest expense as a percentage of average assets (annualized) increased to 3.77% for the first quarter of 2004 as compared to 3.05% for the same period in 2003. Noninterest expense in the future will depend on our growth and the number of new branch locations.

Greater efficiencies will result as we maximize the performance of our branches. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 71.92% for the first quarter of 2004 as compared to 67.92% for the same period in 2003. This was slightly higher as the result of additional staffing during the latter part of 2003 and during the first quarter of 2004. The ratio of assets to full-time equivalent employee was $1.8 million at the end of the first quarter of 2004 as compared to $1.7 million at December 31, 2003.

Since we are still in the growth phase, these numbers will remain lower than our peers until we reach a level of maturity, but should continue to improve.

Employees

As of March 31, 2004, we had 210 full time employees as compared to 194 full-time employees at December 31, 2003. None of our employees is covered by any collective bargaining agreement, and relations with employees are considered excellent.

Properties

At March 31, 2004, the Corporation's net investment in premises and equipment was $14.7 million. Our main office is located at 2 Gent Drive in Honaker, Virginia. The building contains a full service branch, administration, and operations. Due to the expansive growth over the past five years there is not adequate room to support all of the bank operations. A new operations center is under construction at the Honaker location and is anticipated to be complete in the third quarter of 2004.

We have purchased additional property during the first quarter of 2004 for future expansion. One location is in Richlands, Virginia where we anticipate opening a full service office in May 2004. Another location is near downtown Bristol, Virginia. This location and the Abingdon, Virginia office are being renovated and both are expected to open in the summer of 2004. Additional expansion plans are underway.

The Bank has 5 operating lease arrangements with varying lengths terms. Of these 4, 3 are full service branches in Bristol, Davenport and Dungannon, Virginia. The other two additional leased offices are located in Abingdon and Norton, Virginia and are used for loan production and NPB Financial Services. All other locations are owned.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

We will continue to investigate and consider other possible sites that would enable us to profitably serve our chosen market area. Purchases of premises and equipment for the year 2004 will depend on the decision to open additional branches.

Liquidity

At March 31, 2004 and December 31, 2003, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $13.4 and $12.1 million, respectively. At March 31, 2004, all of our investments are classified as available-for-sale providing an additional source of liquidity in the amount of $2.5 million, which is net of those securities pledged as collateral for public funds.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20 million. We may also borrow up to $49.4 million from the Federal Home Loan Bank which is secured by a blanket lien on residential real estate loans. At March 31, 2004, we had Federal Home Loan Bank overnight borrowings totaling $3.2 million. Additional liquidity will be provided by the future growth that management expects in deposit accounts and loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. In 2003 alone, we opened four new branches and plan to open three additional branches during 2004. With the lines of credit available, the increasing deposit growth in the newer branches and deposits anticipated at the new offices to be opened, we believe we have adequate liquidity to meet our requirements and needs.

With recently increased loan demands, we have taken steps to retain and increase deposits by offering premium rates on short-term deposits. We continue to offer premium rates at our new branches to attract new customers and deposits.

Our loan to deposit ratio was 98.33% at March 31, 2004 and 95.85% at year end 2003. We are implementing strategies to increase deposits during the second quarter of 2004 at both the new branches and existing branches. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Interest Sensitivity

At March 31, 2004, we had a negative cumulative gap rate sensitivity ratio of 40.81% for the one year re-pricing period, compared to 38.63% at December 31, 2003. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. The table set forth below shows our interest sensitivity by period.


                                     Interest Sensitivity Analysis
                                            March 31, 2004
                                      (In thousands of dollars)

                 1- 90      91-365      1-3       4-5         6-15      Over 15
                   Days      Days      Years      Years       Years       years      Total
                 ------     -----      -----     -----       ------      ------     -------

Uses of funds:

   Loans        $57,031    $36,789    $40,575    $54,722     $88,149    $ 46,763    $324,029
   Federal
   funds sold       460          -          -          -           -           -         460

   Investments    1,103      4,971        819          -           -         687       7,580
   Bank owned
   life
   insurance      8,451          -          -          -           -           -       8,451
                 ------      ------     ------    ------      ------     -------     -------
   Total
   earning
   assets       $67,045    $41,760    $41,394    $54,722     $88,149    $ 47,450    $340,520
                =======    =======    =======    =======     =======     =======     =======

Sources of
funds:

   Interest
     bearing
   DDA          $26,950    $     -    $     -    $     -     $     -    $      -    $ 26,950
   Savings &
   MMDA          34,561          -          -          -           -           -      34,561

   Time deposits 66,662    116,436     36,317      9,173           -           -     228,588
   Other
   borrowings     3,178          -          -          -           -           -       3,178
                 ------    -------    -------     ------     -------    --------    --------
   Total
   interest
   bearing
   liabilities  131,351    116,436      36,317     9,173           -           -     293,277
               ========    ========    ========    ======   ========     =======    ========

   Discrete
     Gap       $(64,306)  $(74,676)    $ 5,077   $45,549     $88,149     $47,450    $ 47,243
               =========   ========    ========   ========   =======     =======     =======
   Cumulative
   Gap          (64,306)  (138,982)   (133,905)  (88,356)       (207)     47,243
               ========   ========    ========   =======     =======      ======
   Cumulative
   Gap as % of
   Total
   Earning
   Assets        -18.88%    -40.81%     -39.32%   -25.95%      -0.06%     13.87%

Financial Instruments with Off Balance Sheet Risk and Credit Risk and Contractual Obligations

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of the Bank's exposure to off-balance-sheet risk at March 31, 2004 and December 31, 2003 is as follows:

                                                      March 31,  December 31,
                                                        2004        2003
                                                         (In thousands)
     Financial instruments who contract amounts represent credit risk:

         Commitments to extend credit                  $ 26,553   $ 22,080
         Standby letters of credit                        1,434        721

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

The Bank has operating lease obligations for five locations which have not materially changed since December 31, 2003. The leases have varying length terms.

The Bank has contractual obligations for various building purchase, construction and renovation projects totaling approximately $1.9 million at March 31, 2004.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk represents the primary risk affecting our balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in other interest rates that could affect interest earned on our loan and investment portfolios and interest paid on our deposit accounts.

Our policy objective is to monitor our position and to manage our short term and long-term interest rate risk exposure. Our board of directors has established percentages for the maximum potential reductions in net interest income that we are willing to accept, which result from changes in interest rates over the next 12-month period. The percentage limitations relate to instantaneous and sustained parallel changes in interest rates of plus and minus certain basis points as tied to the Wall Street Journal Prime interest rate. This is the more conservative way to model interest rate risk. Management has control over deposit expenses. In a rising rate environment, we may not increase deposit interest rates as quickly as the assets reprice. Accordingly, results may be more favorable than what is reflected in the table below.

The following table summarizes our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of March 31, 2004 and December 31, 2003. At both dates, our interest rate risk is within the established limitations.

The type of modeling used to generate the table does not take into account all strategies that we might adopt in response to a sudden and sustained change in interest rates. These strategies may include asset liability acquisitions of appropriate maturities in the cash market and may also include off-balance sheet alternatives to the extent such activity is authorized by the board of directors.

          Immediate        Estimated Increase
     Basis Point Change     (Decrease) in Net        Established
      In Interest Rates      Interest Income         Limitation
                          March 31,   December 31,
                           2004          2003
             +300          (9.30)%      (1.87)%       (20.00)%
             +200          (6.61)       (1.24)        (15.00)
             +100          (3.93)       (0.62)         (7.00)
             -100           4.49         0.60          (7.00)
             -200           1.12        (3.39)        (15.00)
             -300          (5.01)      (10.25)        (20.00)


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic filings with the Securities and Exchange Commission.

The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II       Other Information

Item 1. Legal Proceedings

In the course of operations, we may become a party to legal proceedings. We are not aware of any material pending or threatened legal proceedings.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable


Item 6. Exhibits and Reports on Form 8-K

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

(b) Reports on Form 8-K

    None

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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



Date:  May 14, 2004