Form 10-Q
period 2004-06-30
NEW PEOPLES BANKSHARES INC
filed 2004-08-13
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 0-33411

NEW PEOPLES BANKSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

Virginia	31-1804543
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Gent Drive Honaker, Virginia	24260
(Address of Principal Executive Offices)	(Zip Code)

(276) 873-6288

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

6,907,569 shares of common stock, par value $2.00 per share,

outstanding as of August 4, 2004

NEW PEOPLES BANKSHARES, INC.

P art I Financial Information

I tem 1 Financial Statements

N EW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2004	2003
INTEREST AND DIVIDEND INCOME

Loans including fees	$11,292	$9,181
Federal funds sold	11	80
Investments	80	210

Total Interest and Dividend Income	11,383	9,471

INTEREST EXPENSE

Deposits
Demand	52	51
Savings	200	231
Time deposits	2,535	2,981
Other	3	—

Total Interest Expense	2,790	3,263

NET INTEREST INCOME	8,593	6,208

PROVISION FOR LOAN LOSSES	400	334

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,193	5,874

NONINTEREST INCOME
Service charges	570	396
Fees, commissions and other income	257	187
Loss on the sale of other real estate owned	(5)	—
Gain on the sale of fixed assets	185	—
Life insurance investment income	198	229

Total Noninterest Income	1,205	813

NONINTEREST EXPENSES
Salaries and employee benefits	4,109	2,876
Occupancy expense	842	819
Other operating expenses	1,713	1,181

Total Noninterest Expenses	6,664	4,876

INCOME BEFORE INCOME TAXES	2,734	1,810

INCOME TAX EXPENSE	934	605

NET INCOME	$1,800	$1,204

Earnings Per Share
Basic	$.26	$.18

Fully Diluted	$.26	$.18

Average Weighted Shares of Common Stock
Basic	6,905,000	6,849,628

Fully Diluted	7,019,115	6,919,458

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2004	2003
INTEREST AND DIVIDEND INCOME

Loans including fees	$5,861	$4,720
Federal funds sold	5	52
Investments	38	66

Total Interest and Dividend Income	5,904	4,838

INTEREST EXPENSE

Deposits
Demand	27	26
Savings	102	123
Time deposits	1,316	1,448

Total Interest Expense	1,445	1,597

NET INTEREST INCOME	4,459	3,241

PROVISION FOR LOAN LOSSES	280	174

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,179	3,067

NONINTEREST INCOME
Service charges	311	214
Fees, commissions and other income	135	111
Loss on the sale of other real estate owned	(2)	—
Gain on the sale of fixed assets	185	—
Life insurance investment income	94	115

Total Noninterest Income	723	440

NONINTEREST EXPENSES
Salaries and employee benefits	2,032	1,527
Occupancy expense	424	504
Other operating expenses	887	576

Total Noninterest Expenses	3,343	2,607

INCOME BEFORE INCOME TAXES	1,559	899

INCOME TAX EXPENSE	532	306

NET INCOME	$1,027	$593

Earnings Per Share
Basic	$.15	$.09

Fully Diluted	$.15	$.09

Average Weighted Shares of Common Stock
Basic	6,905,569	6,898,003

Fully Diluted	7,035,863	6,967,620

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$13,053	$8,746
Federal funds sold	650	3,327

Total Cash and Cash Equivalents	13,703	12,073
Investment Securities
Available-for-sale	5,784	10,719
Loans receivable	347,398	295,438
Allowance for loan losses	(2,742)	(2,432)

Net Loans	344,656	293,006
Bank premises and equipment, net	16,183	14,291
Equity securities (restricted)	1,790	1,365
Accrued interest receivable	2,052	1,896
Life insurance investments	8,533	8,359
Other assets	1,500	799

Total Assets	$394,201	$342,508

LIABILITIES
Deposits:
Demand deposits:
Noninterest bearing	$39,014	$33,296
Interest-bearing	21,295	19,802
Savings deposits	43,683	40,418
Time deposits	241,532	214,705

Total Deposits	345,524	308,221

Short term borrowings	11,958	—
Accrued interest payable	547	496
Accrued expenses and other liabilities	1,553	986

Total Liabilities	359,582	309,703

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 12,000,000 shares authorized; 6,905,569 and 6,903,003 shares issued and outstanding for June 30, 2004 and December 31, 2003, respectively	13,811	13,806
Additional paid-in-capital	13,091	13,076
Retained earnings	7,719	5,919
Accumulated other comprehensive income/ (loss)	(2)	4

Total Stockholders’ Equity	34,619	32,805

Total Liabilities and Stockholders’ Equity	$394,201	$342,508

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Common Stock Subscriptions	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2002	6,008	$12,017	$5,948	$5,411	$3,105	$—	$26,481
Net Income					611		611	$611
Common Stock Issued	885	1,769	7,076	(5,411)			3,434
Cost of Common Stock Offering			(3)				(3)
Stock Options Exercised	5	10	28				38

Balance, June 30, 2003	6,898	$13,796	$13,049	$—	$3,716	$—	$30,561	$611

Balance, December 31, 2003	6,903	$13,806	$13,076	$—	$5,919	$4	$32,805
Net Income					1,800		1,800	$1,800
Unrealized gains (net of $1 thousand tax) on available-for-sale securities						(6)	(6)	(6)
Stock Options Exercised	3	5	15				20

Balance, June 30, 2004	6,906	$13,811	$13,091	$—	$7,719	$(2)	$34,619	$1,794

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(IN THOUSANDS)

(UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,800	$1,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	662	524
Provision for loan losses	400	334
Income (less expenses) on life insurance	(174)	(210)
Loss on sale of foreclosed real estate	5	—
Amortization of bond premiums	34	310
Gain on the sale of fixed assets	(185)	—
Net change in:
Interest receivable	(156)	(121)
Other assets	(701)	(267)
Accrued expense and other liabilities	567	196

Net Cash Provided by Operating Activities	2,252	1,970

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(52,050)	(28,595)
Purchase of securities held-to-maturity	—	(18,981)
Proceeds from sale of securities available-for-sale	4,914	—
Proceeds from maturities of securities held-to-maturity	—	16,000
Purchase of Federal Reserve Bank stock	(28)	(66)
Purchase of Federal Home Loan Bank stock	(397)	(705)
Payments for the purchase of property	(3,072)	(2,054)
Proceeds from the sale of property	730	—

Net Cash Used in Investing Activities	(49,903)	(34,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock offering	—	3,431
Common stock options exercised	20	38
Proceeds from Federal Home Loan Bank advances	11,498	—
Proceeds from federal funds purchased	460	—
Net change in:
Demand and savings deposits	10,476	12,685
Time deposits	26,827	19,309

Net Cash Provided by Financing Activities	49,281	35,463

Net increase (decrease) in cash and cash equivalents	1,630	3,032
Cash and Cash Equivalents, Beginning of Period	12,073	14,939

Cash and Cash Equivalents, End of Period	$13,703	$17,971

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$2,739	$3,152

The accompanying notes are an integral part of this statement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (the Company) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (the Bank) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional communities of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc.

NOTE 2 ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2004, and the results of operations for the six and three month periods ended June 30, 2004 and 2003. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the six and three month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.

NOTE 3 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2004
Available for Sale
U.S. Government Agencies	$5,686	$1	$6	$5,681
Municipal Governments	101	2	—	103

Total Securities AFS	$5,787	$3	$6	$5,784

December 31, 2003
Available for Sale
U.S. Government Agencies	$10,612	$8	$6	$10,614

Municipal Governments	101	4	—	105

Total Securities AFS	$10,713	$12	$6	$10,719

As of June 30, 2004 and December 31, 2003, all securities were classified as available for sale.

The amortized cost and fair value of investment securities at June 30, 2004, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 INVESTMENT SECURITIES (Continued):

(Dollars are in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available for Sale
Due in one year or less	$5,084	$5,080	1.341%
Due after one year through five years	703	704	2.627%

Total	$5,787	$5,784	1.498%

Investment securities with a carrying value of $3.3 million at June 30, 2004 and December 31, 2003 were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $1.8 million and $1.4 million at June 30, 2004 and December 31, 2003, respectively.

NOTE 4 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	June 30, 2004	December 31, 2003
Commercial, financial and agricultural	$68,204	$58,593
Real estate - construction	8,640	7,258
Real estate - mortgages	225,827	185,191
Installment loans to individuals	44,727	44,396

Total Loans	$347,398	$295,438

The following is a summary of information at June 30, 2004 and December 31, 2003 pertaining to nonperforming loans:

(Dollars are in thousands)	June 30, 2004	December 31, 2003
Principal:
Nonaccrual loans	$647	$539
Loans past due 90 days or more still accruing interest	135	26

Total Loans	$782	$565

The following is a summary of information at June 30, 2004 and December 31, 2003 pertaining to impaired loans:

(Dollars are in thousands)	June 30, 2004	December 31, 2003
Impaired loans	$906	$331
Valuation allowance	$76	$95
Interest income not recognized	$31	$2
Average investment in impaired loans	$536	$49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses are as follows:

	For the Three Months Ended		For the Six Months Ended
(Dollars are in thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Balance, beginning of period	$2,501	$2,342	$2,432	$2,225
Provision for loan losses	280	174	400	334
Recoveries of loans charged off	3	9	9	15
Loans charged off	42	15	99	64

Balance, End of Period	$2,742	$2,510	$2,742	$2,510

Percentage of Loans	.79%	1.00%	.79%	1.00%

NOTE 6 RELATED PARTY LOANS:

During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to outstanding principal amounts of $9.8 million at June 30, 2004 and $7.9 million at December 31, 2003. During the year ended December 31, 2003, total principal additions were $12.5 million and principal payments were $11.4 million. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

NOTE 7 COMMON STOCK:

On October 15, 2002, 1,200,000 shares of common stock were offered for sale by means of a prospectus to existing shareholders and to the general public in the states of Virginia, West Virginia and Tennessee only. The sale ended on February 7, 2003, after one 30 day extension from the original sale period. The total number of shares sold under the offering were 890,469.

During the second quarter of 2004, no options to purchase shares of common stock were exercised. At June 30, 2004, the following exercisable options were outstanding.

Date of Grant	Outstanding	Exercise Price
December 12, 2001	237,900	$7.50
January 1, 2003	79,500	$10.00
January 1, 2004	86,000	$10.00

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

NOTE 9 SUBSEQUENT EVENT:

On July 7, 2004, the Company completed the issuance of $11.0 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds will be used for general corporate purposes which may include capital management for affiliates, retirement of indebtedness and other investments. Under the terms of the trust preferred transaction, the securities mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. Due to the ability to defer interest and principal payments for 60 months without being considered in default, the regulatory agencies consider the trust preferred securities as Tier 1 capital. The securities have a floating rate, which will be reset quarterly, with an initial rate of 4.18%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this quarterly report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including the following: the ability to successfully manage our growth or implement our growth strategies and identify attractive markets, locations or opportunities to expand in the future; maintaining capital levels adequate to support our growth; maintaining cost controls and asset qualities as we open or acquire new branches; reliance on our management team, including our ability to attract and retain key personnel; the successful management of interest rate risk; changes in general economic and business conditions in our market area; changes in interest rates and interest rate policies; risks inherent in making loans such as repayment risks and fluctuating collateral values; competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources; demand, development and acceptance of new products and services; problems with technology utilized by us; changing trends in customer profiles and behavior; and changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Overview

For the second quarter of 2004, New Peoples Bankshares, Inc. (the Company), which is the parent company of New Peoples Bank, Inc. (the Bank), experienced both record earnings and asset size. Record quarterly net income for the second quarter 2004 was $1.0 million, or $.15 per share, as compared to a net income for the second quarter of 2003 of $593 thousand, or $.09 per share. Year-to-date net income was also a record high at $1.8 million, or $.26 per share, as compared to $1.2 million, or $.18 per share for the same period in 2003. Total assets were $394.2 million, total loans were $347.4 million and total deposits were $345.5 million. The Company continued to expand in southwestern Virginia by opening a new office in Richlands, Virginia in May 2004.

The increase in earnings is due primarily to a strong net interest margin resulting from increased loan production at the branches and a continued decrease in the cost of funds. Net interest margin for the second quarter of 2004 was 5.24% as compared to 4.63% for the period ending June 30, 2003. The annualized return on average equity was 12.08% and 9.72% for the quarters ended June 30, 2004 and 2003, respectively. On a year-to-date basis, the net interest margin was 5.25% as compared to 4.56% as of June 30, 2004 and 2003, respectively. The annualized return on average equity based on year-to-date results was 10.72% as of June 30, 2004 and 10.00% for the same period in 2003.

Strong growth in assets, loans, and deposits continued into the second quarter. At June 30, 2004, total assets were $394.2 million, an increase of $51.7 million, or 15.09%, over December 31, 2003. Total deposits grew $37.3 million, or 12.10%, to $345.5 million, and total loans were $347.4 million, an increase of $52.0 million, or 17.59%, from the amounts at December 31, 2003. The increase in deposits and loans can be attributed to an increased presence in the market at new and existing branches, the addition of several new loan officers, an improving economy, and the Company’s reputation for quality service.

During the second quarter of 2004, the Company continued expanding its branch network by opening a new office in Richlands, Virginia. Additional offices in Bristol and Abingdon, Virginia are expected to open during the third quarter of 2004. With these additions, the branch network will consist of 19 full service offices and one loan production office located throughout southwestern Virginia, southern West Virginia, and eastern Tennessee. In addition, to accommodate the outstanding growth of the Company, a state-of-the-art operations center is under construction and expected to be complete in the fall of 2004 and will house bank operations and administration. Renovations are planned for the existing main office of the Company to expand the loan operations department. Future expansions are expected to occur in early 2005.

Subsequent to the end of the second quarter of 2004, the Company completed an $11.0 million issuance of trust preferred securities, the proceeds of which will be used for general corporate purposes and future growth.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. The most critical accounting policy relates to our provision for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the section on “Provision for Loan Losses” in this discussion.

Net Interest Income and Net Interest Margin

Our main source of income is net interest income, or the difference between interest income earned on earning assets and interest expenses on interest bearing liabilities. Net interest margin best indicates how effective we have been in deploying assets and liabilities and pricing strategies.

During the second quarter of 2004, we continued to have a very strong net interest margin of 5.24%. This is compared to a net interest margin of 4.63% for the quarter ending June 30, 2003. With recent additions to our lending staff, entry into new markets and a recovering economy, we have witnessed strong loan growth. At the same time, we have consistently decreased our cost of funds. As a result, our net interest margin has significantly improved.

Net interest income, which is total interest and dividend income less total interest expense, has continued to increase from $3.2 million for the second quarter of 2003 to $4.5 million for the same period in 2004. Loan income increased to $5.9 million for the second quarter of 2004, or $1.1 million, from $4.7 million for the same period in 2003. The increase is related to the increase in loan volume during the year. Total interest expense was $2.8 million for the quarter ending June 30, 2004 as compared to $3.3 million for the same period in 2003. The $473 thousand decrease is attributed to the lower interest rate environment.

The following table shows the rates earned and paid on earning assets and liabilities for the periods indicated.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

(In Thousands of Dollars)

	For the Six Months Ended June 30, 2004			For the Six Months Ended June 30, 2003
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
ASSETS
Loans including fees(1), (2), (3)	$322,607	$11,292	7.16%	$237,127	$9,181	7.96%
Federal Funds sold	2,456	11.90%		14,217	80	1.14%
Other investments	8,295	80	1.93%	26,571	210	1.60%

Total Earning Assets	333,358	11,383	6.83%	277,915	9,471	6.99%

Less: Allowance for loans losses	(2,515)			(2,359)
Non-earning assets	37,753			30,637

Total Assets	$368,596			$306,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$27,652	52.55%		$16,683	96	1.17%
Savings	34,726	200	1.02%	24,878	186	1.52%
Time deposits	227,912	2,535	2.25%	207,402	2,981	2.92%
Other borrowings	4,646	3.13%		—

Total interest bearing liabilities	294,936	2,790	1.91%	248,963	3,263	2.66%

Non-interest bearing deposits	38,064			31,814
Other liabilities	2,028			1,329

Total Liabilities	335,028			282,106
Stockholders’ Equity	33,568			24,087

Total Liabilities and Stockholders’ Equity	$368,596			$306,193

Net Interest Income		$8,593			$6,208

Net Yield on Interest Earning Assets			5.25%			4.56%

Net Interest Spread			5.07%			4.33%

(1)	Non-accrual loans are not significant and have been included in the average balance of loans outstanding.
(2)	Loan fees are not material and have been included in interest income on loans.
(3)	Tax exempt income is not significant and has been treated as fully taxable.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

(In Thousands of Dollars)

	For the Three Months Ended June 30, 2004			For the Three Months Ended June 30, 2003
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
ASSETS
Loans including fees(1), (2), (3)	$337,754	$5,861	7.14%	$245,132	$4,720	7.95%
Federal Funds sold	2,363	5.85%		18,986	52	1.10%
Other investments	7,577	38	2.03%	21,780	66	1.23%

Total Earning Assets	347,694	5,904	6.99%	285,898	4,838	6.96%

Less: Allowance for loans losses	(2,567)			(2,435)
Non-earning assets	39,537			31,393

Total Assets	$384,664			$314,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$21,107	27.51%		$10,641	26.98%
Savings	42,701	102.96%		33,073	123	1.50%
Time deposits	236,215	1,316	2.25%	210,988	1,448	2.78%
Other borrowings	8,420	—	—	—	—	—

Total interest bearing liabilities	308,443	1,445	1.89%	254,702	1,597	2.54%

Non-interest bearing deposits	39,985			34,272
Other liabilities	2,239			1,477

Total Liabilities	350,667			290,451
Stockholders’ Equity	33,997			24,396

Total Liabilities and Stockholders’ Equity	$384,664			$314,847

Net Interest Income		$4,459			$3,241	4.63%

Net Yield on Interest Earning Assets			5.24%			4.63%

Net Interest Spread			5.10%			4.42%

(1)	Non-accrual loans are not significant and have been included in the average balance of loans outstanding.
(2)	Loan fees are not material and have been included in interest income on loans.
(3)	Tax exempt income is not significant and has been treated as fully taxable.

Investment Securities

Total investment securities decreased from $10.7 million at December 31, 2003 to $5.8 million at June 30, 2004. All of our securities are classified as available for sale securities at June 30, 2004 and December 31, 2003.

Our practice has been to invest available funds in short term U.S. Treasury and Agency securities, which reduces the percentage of the Bank’s capital that is subject to the Virginia bank franchise tax. The amount invested fluctuates from period to period depending on the funds available and projected liquidity needs.

At June 30, 2004, $3.3 million in securities were pledged for public deposits.

Loans

We have continued to have strong loan demand as evidenced by an increase in loans in the first six months of 2004 of $52.0 million, or 17.59%, to $347.4 million from $295.4 million at December 31, 2003. Loan growth for the second quarter of 2004 was $23.4 million, or 7.21%, from $324.0 million to $347.4 million. The increase results from new branches, additional loan officers and an improved economy. A schedule of loans by type is included in the notes to the financial statements. Approximately 65.01% of the loan portfolio at June 30, 2004 is secured by real estate.

Provision for Loan Losses

The provision for loan losses was $400 thousand for the first six months of 2004 compared with $334 thousand for the same period in 2003. A $289 thousand provision for loan losses was made during the second quarter of 2004 as compared to $174 thousand for the second quarter of 2003.

The allowance for loan losses was $2.7 million at June 30, 2004 as compared to $2.4 million at December 31, 2003. The ratio of the allowance for loan losses to total loans was .79% at June 30, 2004 and .82% at the end of 2003. Net loans charged off for the first six months of 2004 remained low at $90 thousand, or .03% of average loans, as compared to $49 thousand for first six months of 2003, or .02% of average loans. Net loans charged off during the second quarter of 2004 totaled $39 thousand, or .01% of average loans, as compared to $6 thousand for the second quarter of 2003, or ..00% of average loans.

The calculation of the allowance for loan losses is considered a critical accounting policy. The adequacy of the allowance for loan losses is based upon management’s judgment and analysis. The following factors are evaluated in determining the adequacy of the allowance: risk characteristics of the loan portfolio, current and historical loss experience, concentrations and internal and external factors such as general economic conditions.

Certain risk factors exist in the Bank’s loan portfolio. Since the Bank began in 1998, we have experienced significant loan growth each year. Although we employ experienced loan officers who are familiar with their customer base, some of our loans are too new to have exhibited signs of weakness. In addition, recent expansions into new markets increase credit risk. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present a higher risk factor. At June 30, 2004, there were 19 loans in non-accrual status totaling $647 thousand, or 0.19% of total loans. The amount of interest that would have been recognized on these loans in the first half of 2004 was $31 thousand. At June 30, 2004, there were 5 loans greater than 90 days past due and still accruing interest totaling $135 thousand. It is our policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal payments or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

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

A majority of the loans are collateralized by real estate located in our market area. Local real estate market values have been and remain stable. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The market area is somewhat diverse, but in certain areas more reliant upon agriculture and coal mining related industries. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn. However, we do not foresee this happening in the near future.

All internal and external factors are considered in determining the adequacy of the allowance for loan losses. The methodology used to calculate the allowance provides sufficiently for potential losses present at the end of the period. The evaluation of individual loan credits is performed by the internal credit review department. Loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is typically determined by either the loan officer or credit review personnel. Guidance for the evaluation is established by the regulatory authorities who periodically review the results for compliance. The classifications used by the Bank are superior, average, pass, other assets especially mentioned, substandard, doubtful and loss.

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss. The specific allowance totaled $73 thousand at June 30, 2004, or 2.66% of the allowance for loan loss, as compared to $95 thousand on December 31, 2003, or 3.91% of the allowance for loan loss. In addition, for these credits adequately secured by collateral, a general allocation is made to allow for any inherent risks. During the first half of 2004, certain loans, based on collateral, were pooled and risk rated differently than the general allocation. As we continue to evaluate the loan portfolio and the risk factors present, we will continue to designate pools as deemed appropriate. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may be needed to the allowance for loan losses.

Deposits

We continued to have strong growth in deposits, which totaled $345.5 million at June 30, 2004, an increase of $37.3 million, or 12.10%, from $308.2 million at December 31, 2003. The increase in deposits is the result of new branches opened in late 2003 and a special 6 month certificate of deposit promotion. The largest areas of growth were in time deposits, which increased $26.8 million, or 12.49%, and demand deposits, which increased $7.2 million, or 13.58%. Savings deposits increased $3.3 million, or 8.08%.

Time deposits of $100,000 or more equaled approximately 18.85% of deposits at June 30, 2004 and 18.53% of deposits at December 31, 2003. We do not have brokered deposits, and internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis.

Capital

Total capital at June 30, 2004 was $34.6 million as compared to $32.8 million at the end of December 31, 2003. The increase is primarily the result of net income for the quarter. There were 2,566 stock options exercised at $7.50 per share during the first quarter of 2004, but none in the second quarter of 2004. Capital as a percentage of total assets was 8.78% at June 30, 2004 as compared to 9.58% at December 31, 2003, both of which exceeded regulatory requirements.

No dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Trust Preferred Securities

Subsequent to the end of the second quarter of 2004, on July 7, the Company completed the issuance of $11.0 million in trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I.

The proceeds from the sale of the securities will be used for general corporate purposes which may include capital management for affiliates, retirement of indebtedness and other investments. Under the terms of the trust preferred transaction, the securities will mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. The securities have a floating rate, which will be reset quarterly, with an initial rate of 4.18%.

Noninterest Income

Noninterest income increased to $723 thousand for the second quarter of 2004 from $440 thousand in 2003. The $283 thousand, or 64.32%, increase is related to an increase in overdraft fees on deposits accounts, insurance commissions and fee income originated by NPB Financial Services, Inc., and a gain on the sale of property totaling $185 thousand. The $185 thousand gain on sale of the fixed asset amounted to 65.4% of the increase in noninterest income for the quarter ended June 30, 2004. Noninterest income as a percentage of average assets (annualized) increased to .75% for the three months ended June 30, 2004 from .59% for the same period in 2004. We anticipate this percentage to increase in 2004 as we increase noninterest income from our new subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc.

Noninterest Expense

Noninterest expense increased to $3.3 million for the three months ended June 30, 2004 from $2.6 million for the same period in 2003. The increase was largely due to additional staffing and expenses associated with the new branches opened and the general growth in operations as salaries and benefits increased $505 thousand from $1.5 million to $2.0 million. We expect this number to increase for the remainder of 2004 as we realize a full-year’s effect of new staffing for the new branches opened during 2003 and as we continue to add new branch locations in 2004. Noninterest expense as a percentage of average assets (annualized) increased to 3.48% for the second quarter of 2004 as compared to 3.31% for the same period in 2003. Noninterest expense in the future will depend on our growth and the number of new branch locations.

Greater efficiencies will result as we maximize the performance of our branches. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 64.51% for the second quarter of 2004 as compared to 70.82% for the same period in 2003. This was lower as the result of increased net interest income and the gain on the sale of property slightly higher as the result of additional staffing during the latter part of 2003 and during the first half of 2004. The ratio of assets to full-time equivalent employees was $1.8 million at the end of the second quarter of 2004 as compared to $1.7 million at December 31, 2003.

Because we are still in the growth phase, these numbers will remain lower than our peers’ until we reach a level of maturity, but should continue to improve.

Employees

As of June 30, 2004, we had 223 full-time employees as compared to 194 full-time employees at December 31, 2003. None of our employees is covered by any collective bargaining agreement, and relations with employees are considered excellent.

Liquidity

At June 30, 2004 and December 31, 2003, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $13.7 and $12.1 million, respectively. At June 30, 2004, all of our investments are classified as available-for-sale providing an additional source of liquidity in the amount of $2.5 million, which is net of those securities pledged as collateral for public funds.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20 million. We may also borrow up to $55.2 million from the Federal Home Loan Bank which borrowings are secured by a blanket lien on residential real estate loans. At June 30, 2004, we had overnight borrowings from the Federal Home Loan Bank totaling $11.4 million. Additional liquidity will be provided by the future growth that management expects in deposit accounts and loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. In 2003, we opened four new branches. During 2004, we have opened a new office during the second quarter of 2004 and plan to open two additional branches during the third quarter. With the lines of credit available, the increasing deposit growth in the newer branches and deposits anticipated at the new offices to be opened, we believe we have adequate liquidity to meet our requirements and needs.

Subsequent to quarter end, the Company completed the issuance of $11.0 million in trust preferred securities. The Company used the proceeds to reduce the overnight borrowing position.

With recently increased loan demands, we have taken steps to retain and increase deposits by offering premium rates on short-term deposits. We continue to offer premium rates at our new branches to attract new customers and deposits.

Our loan to deposit ratio was 100.54% at June 30, 2004 and 95.85% at year end 2003. We are implementing strategies to increase deposits during the second half of 2004 at both the new and existing branches. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Interest Sensitivity

At June 30, 2004, we had a negative cumulative gap rate sensitivity ratio of 43.50% for the one year re-pricing period, compared to 38.63% at December 31, 2003. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk. Strategies are being implemented to decrease this risk and improve the position for a rising rate environment. The table set forth below shows our interest sensitivity by period.

Interest Sensitivity Analysis

June 30, 2004

(In thousands of dollars)

	1- 90 Days	91-365 Days	1 - 3 Years	4-5 Years	6-15 Years	Over 15 years	Total
Uses of funds:

Loans	$67,083	$36,566	$43,363	$51,138	$93,906	$55,342	$347,398

Federal funds sold	650	—	—	—	—	—	650

Investments	1,103	5,080	704	—	—	687	7,574
Bank owned life insurance	8,533	—	—	—	—	—	8,533

Total earning assets	$77,369	$41,646	$44,067	$51,138	$93,906	$56,029	$364,155

Sources of funds:
Interest bearing DDA	$21,295	$—	$—	$—	$—	$—	$21,295
Savings & MMDA	43,683	—	—	—	—	—	43,683
Time deposits	85,148	115,347	32,401	8,636	—	—	241,532

Other borrowings	11,958	—	—	—	—	—	11,958

Total interest bearing liabilities	162,084	115,347	32,401	8,636	—	—	318,468

Discrete Gap	$(84,715)	(73,701)	11,666	42,502	93,906	$56,029	$45,687

Cumulative Gap	(84,715)	(158,416)	(146,750)	(104,248)	(10,342)	45,687

Cumulative Gap as % of Total Earning Assets	(23.26)%	(43.50)%	(40.30)%	(28.63)%	(2.84)%	12.55%

Financial Instruments with Off-Balance Sheet Risk and Credit Risk and Contractual Obligations

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk at June 30, 2004 and December 31, 2003, is as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$32,056	$22,080
Standby letters of credit	1,510	721

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

The Bank has contractual obligations for various building purchase, construction and renovation projects totaling approximately $1.3 million at June 30, 2004.

I tem 3. Quantitative and Qualitative Disclosures About Market Risk

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

The following table summarizes our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of June 30, 2004 and December 31, 2003. At both dates, our interest rate risk is within the established limitations.

The type of modeling used to generate the table does not take into account all strategies that we might adopt in response to a sudden and sustained change in interest rates. These strategies may include asset liability acquisitions of appropriate maturities in the cash market and may also include off-balance sheet alternatives to the extent such activity is authorized by the board of directors.

Immediate Basis Point Change In Interest Rates	Estimated Increase (Decrease) in Net Interest Income		Established Limitation
	June 30, 2004	December 31, 2003
+300	(10.06)%	(1.87)%	(20.00)%
+200	(6.98)	(1.24)	(15.00)
+100	(3.92)	(0.62)	(7.00)
-100	4.69	0.60	(7.00)
-200	6.34	(3.39)	(15.00)
-300	0.05	(10.25)	(20.00)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic filings with the Securities and Exchange Commission.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 26, 2004. A quorum was present, consisting of a total of 3,568,965 shares, represented in person or by proxy. At the Annual Meeting, the shareholders elected directors to serve until the 2007 Annual Meeting, as follows:

Directors elected to serve until the 2007 Annual meeting were:

	For	Against
Timothy W. Ball	3,544,365	24,600
Michael G. McGlothlin	3,544,365	24,600
Billy Ed Sample	3,540,765	28,200
Paul R. Vencill, Jr.	3,543,965	25,000
B. Scott White	3,544,365	24,600

Directors continuing to serve until the 2005 Annual Meeting include:

John D. Cox

Charles H. Gent, Jr.

A. Frank Kilgore

Stephen H. Starnes

Directors continuing to serve until the 2006 Annual Meeting include:

Joe M. Carter

Harold Lynn Keene

John D. Maxfield

Fred W. Meade

E. Virgil Sampson, Jr.

No other matters were voted on at the Annual Meeting.

Item 5. Other Information

On September 3, 2003, the Company amended Article II, Section I of its articles of incorporation to change the par value of the Company’s common stock from $4.00 par value per share to $2.00 par value per share. The complete text of the Company’s articles of incorporation, as so amended, is filed as Exhibit 3.1 to this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:

No.	Description
3.1	Amended Articles of Incorporation (restated in electronic format as of September 3, 2003).

3.2	Bylaws (restated in electronic format as of March 17, 2004). (1)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004.

(b)	Reports on Form 8-K

Form 8-K filed April 15, 2004 reporting a change in annual shareholder meeting date and amendment to the Company’s bylaws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
Date:	August 13, 2004

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date:	August 13, 2004