Form 10-Q
period 2004-09-30
NEW PEOPLES BANKSHARES INC
filed 2004-11-15
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

6,909,569 shares of common stock, par value $2.00 per share,

outstanding as of November 11, 2004

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2004	2003
INTEREST AND DIVIDEND INCOME
Loans including fees	$17,461	$14,142
Federal funds sold	19	151
Investments	126	280

Total Interest and Dividend Income	17,606	14,573

INTEREST EXPENSE
Deposits
Demand	78	84
Savings	303	342
Time deposits	3,986	4,448
Federal Funds purchased	3	—
Federal Home Loan Bank borrowings	38	—
Trust preferred securities	101	—

Total Interest Expense	4,509	4,874

NET INTEREST INCOME	13,097	9,699

PROVISION FOR LOAN LOSSES	620	364

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,477	9,335

NONINTEREST INCOME
Service charges	924	658
Fees, commissions and other income	463	332
Loss on the sale of other real estate owned	(11)	—
Gain on the sale of fixed assets	185	—
Life insurance investment income	286	315

Total Noninterest Income	1,847	1,305

NONINTEREST EXPENSES
Salaries and employee benefits	6,388	4,483
Occupancy expense	1,303	1,275
Other operating expenses	2,684	1,917

Total Noninterest Expenses	10,375	7,675

INCOME BEFORE INCOME TAXES	3,948	2,965
INCOME TAX EXPENSE	1,308	1,000

NET INCOME	$2,640	$1,965

Earnings Per Share
Basic	$.38	$.29

Fully Diluted	$.38	$.28

Average Weighted Shares of Common Stock
Basic	6,906,251	6,867,047

Fully Diluted	7,020,001	6,936,384

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2004	2003
INTEREST AND DIVIDEND INCOME
Loans including fees	$6,169	$4,961
Federal funds sold	8	71
Investments	46	70

Total Interest and Dividend Income	6,223	5,102

INTEREST EXPENSE

Deposits
Demand	26	33
Savings	103	111
Time deposits	1,451	1,466
Federal Home Loan Bank borrowings	38	—
Trust preferred securities	101	—

Total Interest Expense	1,719	1,610

NET INTEREST INCOME	4,504	3,492

PROVISION FOR LOAN LOSSES	220	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,284	3,462

NONINTEREST INCOME
Service charges	354	261
Fees, commissions and other income	206	144
Loss on the sale of other real estate owned	(6)	—
Life insurance investment income	88	86

Total Noninterest Income	642	491

NONINTEREST EXPENSES
Salaries and employee benefits	2,279	1,606
Occupancy expense	461	456
Other operating expenses	971	736

Total Noninterest Expenses	3,711	2,798

INCOME BEFORE INCOME TAXES	1,215	1,155

INCOME TAX EXPENSE	375	394

NET INCOME	$840	$761

Earnings Per Share
Basic	$.12	$.11

Fully Diluted	$.12	$.11

Average Weighted Shares of Common Stock
Basic	6,908,727	6,901,318

Fully Diluted	7,054,226	6,969,685

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$13,770	$8,746
Federal funds sold	2,484	3,327

Total Cash and Cash Equivalents	16,254	12,073

Investment Securities
Available-for-sale	5,804	10,719

Loans receivable	366,427	295,438
Allowance for loan losses	(2,840)	(2,432)

Net Loans	363,587	293,006

Bank premises and equipment, net	17,940	14,291
Equity securities (restricted)	1,840	1,365
Accrued interest receivable	2,284	1,896
Life insurance investments	8,613	8,359
Other assets	2,440	799

Total Assets	$418,762	$342,508

LIABILITIES
Deposits:
Demand deposits:
Noninterest bearing	$45,099	$33,296
Interest-bearing	20,940	19,802
Savings deposits	43,420	40,418
Time deposits	260,185	214,705

Total Deposits	369,644	308,221

Accrued interest payable	748	496
Accrued expenses and other liabilities	1,535	986
Trust preferred securities payable	11,341	—

Total Liabilities	383,268	309,703

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 12,000,000 shares authorized; 6,909,569 and 6,903,003 shares issued and outstanding for September 30, 2004 and December 31, 2003, respectively	13,819	13,806
Additional paid-in-capital	13,115	13,076
Retained earnings	8,559	5,919
Accumulated other comprehensive income/ (loss)	1	4

Total Stockholders’ Equity	35,494	32,805

Total Liabilities and Stockholders’ Equity	$418,762	$342,508

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Common Stock Sub-scriptions	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2002	6,008	$12,017	$5,948	$5,411	$3,105	$—	$26,481
Net Income					1,965		1,965	$1,965
Common Stock Issued	885	1,769	7,076	(5,411)			3,434
Cost of Common Stock Offering			(3)				(3)
Stock Options Exercised	10	20	55				75

Balance, September 30, 2003	6,903	$13,806	$13,076	$—	$5,070	$—	$31,952	$1,965

Balance, December 31, 2003	6,903	$13,806	$13,076	$—	$5,919	$4	$32,805
Net Income					2,640		2,640	$2,640
Unrealized gains (net of tax) on available-for-sale securities						(3)	(3)	(3)
Stock Options Exercised	7	13	39				52

Balance, September 30, 2004	6,910	$13,819	$13,115	$—	$8,559	$1	$35,494	$2,637

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(IN THOUSANDS)

(UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,640	$1,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	973	806
Provision for loan losses	620	364
Income (less expenses) on life insurance	(254)	(280)
Loss on sale of foreclosed real estate	11	—
Amortization of bond premiums	49	441
Gain on the sale of fixed assets	(185)	—
Net change in:
Interest receivable	(388)	191
Other assets	(566)	104
Accrued expense and other liabilities	549	641

Net Cash Provided by Operating Activities	3,449	3,642

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(70,581)	(46,447)
Purchase of securities held-to-maturity	—	(65,964)
Proceeds from sale of securities available-for-sale	4,915	—
Proceeds from maturities of securities held-to-maturity	—	58,998
Purchase of Federal Reserve Bank stock	(58)	(120)
Purchase of Federal Home Loan Bank stock	(397)	(705)
Net change in Other Real Estate Owned	(1,075)	—
Payments for the purchase of property	(5,277)	(3,124)
Proceeds from the sale of property	730	—

Net Cash Used in Investing Activities	(71,743)	(57,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock offering	—	3,431
Common stock options exercised	52	75
Net proceeds from trust preferred securities issuance	11,000	—
Net change in:
Demand and savings deposits	15,943	28,899
Time deposits	45,480	22,262

Net Cash Provided by Financing Activities	72,475	54,667

Net increase (decrease) in cash and cash equivalents	4,181	947

Cash and Cash Equivalents, Beginning of Period	12,073	14,939

Cash and Cash Equivalents, End of Period	$16,254	$15,886

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$4,257	$4,987

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (the Company) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (the Bank) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional communities of southwestern Virginia, southern West Virginia, and eastern Tennessee. On September 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc.

NOTE 2 ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2004, and the results of operations for the nine and three month periods ended September 30, 2004 and 2003. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the nine and three month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.

NOTE 3 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2004
Available for Sale
U.S. Government Agencies	$5,701	$1	$—	$5,702
Municipal Governments	101	1	—	102

Total Securities AFS	$5,802	$2	$—	$5,804

December 31, 2003
Available for Sale
U.S. Government Agencies	$10,612	$8	$6	$10,614
Municipal Governments	101	4	—	105

Total Securities AFS	$10,713	$12	$6	$10,719

As of September 30, 2004 and December 31, 2003, all securities were classified as available for sale.

The amortized cost and fair value of investment securities at September 30, 2004, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available for Sale
Due in one year or less	$5,802	$5,804	1.40%

Total	$5,802	$5,804	1.40%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 INVESTMENT SECURITIES (Continued):

Investment securities with a carrying value of $3.3 million at September 30, 2004 and December 31, 2003 were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $1.8 million and $1.4 million at September 30, 2004 and December 31, 2003, respectively.

NOTE 4 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	September 30, 2004	December 31, 2003
Commercial, financial and agricultural	$69,979	$58,593
Real estate - construction	9,921	7,258
Real estate - mortgages	240,943	185,191
Installment loans to individuals	45,584	44,396

Total Loans	$366,427	$295,438

The following is a summary of information at September 30, 2004 and December 31, 2003 pertaining to nonperforming loans:

(Dollars are in thousands)	September 30, 2004	December 31, 2003
Principal:
Nonaccrual loans	$512	$539
Loans past due 90 days or more still accruing interest	—	26

Total Loans	$512	$565

The following is a summary of information at September 30, 2004 and December 31, 2003 pertaining to impaired loans:

(Dollars are in thousands)	September 30, 2004	December 31, 2003
Impaired loans	$565	$331
Valuation allowance	$51	$95
Interest income not recognized	$26	$2
Average investment in impaired loans	$606	$49

NOTE 5 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses are as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars are in thousands)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Balance, beginning of period	$2,742	$2,510	$2,432	$2,225
Provision for loan losses	220	30	620	364
Recoveries of loans charged off	7	2	16	17
Loans charged off	129	50	228	114

Balance, End of Period	$2,840	$2,492	$2,840	$2,492

Percentage of Loans	.78%	1.00%	.78%	1.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 RELATED PARTY LOANS:

During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to outstanding principal amounts of $11.6 million at September 30, 2004 and $7.9 million at December 31, 2003. During the year ended December 31, 2003, total principal additions were $12.5 million and principal payments were $11.4 million. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

NOTE 7 COMMON STOCK:

On October 15, 2002, 1,200,000 shares of common stock were offered for sale by means of a prospectus to existing shareholders and to the general public in the states of Virginia, West Virginia and Tennessee only. The sale ended on February 7, 2003, after one 30 day extension from the original sale period. The total number of shares sold under the offering were 890,469.

During the third quarter of 2004, options to purchase 4,000 shares of common stock were exercised. At September 30, 2004, the following exercisable options were outstanding.

Date of Grant	Outstanding	Exercise Price
December 12, 2001	234,900	$7.50
January 1, 2003	78,500	$10.00
January 1, 2004	86,000	$10.00

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

NOTE 9 TRUST PREFERRED SECURITIES:

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds are being used for general corporate purposes which may include capital management for affiliates, retirement of indebtedness and other investments. Under the terms of the trust preferred transaction, the securities mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. Due to the ability to defer interest and principal payments for 60 months without being considered in default, the regulatory agencies consider the trust preferred securities as Tier 1 capital. The securities have a floating rate, which will be reset quarterly, with an initial rate of 4.18%.

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including the following: the ability to successfully manage our growth or implement our growth strategies, identify attractive markets, locations or opportunities to expand in the future; maintaining capital levels adequate to support our growth; maintaining cost controls and asset qualities as we open or acquire new branches; reliance on our management team, including our ability to attract and retain key personnel; the successful management of interest rate risk; changes in general economic and business conditions in our market area; changes in interest rates and interest rate policies; risks inherent in making loans such as repayment risks and fluctuating collateral values; competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources; demand, development and acceptance of new products and services; problems with technology utilized by us; changing trends in customer profiles and behavior; and changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Overview

For the third quarter of 2004, New Peoples Bankshares, Inc. (the Company), which is the parent company of New Peoples Bank, Inc. (the Bank), earned $840 thousand, or $.12 per share and reached $418.8 million in total assets. The $840 thousand net income, or $.12 per share for the third quarter 2004 compared favorably to net income for the third quarter of 2003 of $761 thousand, or $.11 per share. Year-to-date net income was $2.6 million, or $.38 per share, as compared to $2.0 million, or $.29 per share for the same period in 2003. Total assets surpassed $400 million in the third quarter and were $418.8 million at the end of the third quarter 2004. Total loans and deposits continued to grow and were $366.4 million and $369.6 million, respectively. The Company continued to expand in southwestern Virginia by opening a new office in Abingdon, Virginia in August 2004. Another office was opened in October 2004 in Bristol, Virginia.

The increase in earnings is due primarily to a strong net interest margin resulting from increased loan production at the branches and sustained cost of funds. Net interest margin for the third quarter of 2004 was 5.06% as compared to 4.62% for the period ending September 30, 2003. The annualized return on average equity was 9.62% and 11.33% for the quarters ended September 30, 2004 and 2003, respectively. On a year-to-date basis, the net interest margin was 5.12% as compared to 4.49% as of September 30, 2004 and 2003, respectively. The annualized return on average equity based on year-to-date results was 10.35% as of September 30, 2004 and 10.47% for the same period in 2003.

Strong growth in assets, loans, and deposits continued into the third quarter. At September 30, 2004, total assets were $418.8 million, an increase of $51.7 million, or 15.09%, over December 31, 2003. Total deposits grew $37.3 million, or 12.10%, to $345.5 million, and total loans were $347.4 million, an increase of $52.0 million, or 17.59%, from the amounts at December 31, 2003. The increase in deposits and loans can be attributed to an increased presence in the market at new and existing branches, the addition of several new loan officers, an improving economy, and the Company’s reputation for quality service.

During the third quarter of 2004, the Company continued expanding its branch network by opening a new office in Abingdon, Virginia. Subsequent to quarter end, an additional office was opened in Bristol, Virginia resulting in 19 full service offices and one loan production office located throughout southwestern Virginia, southern West Virginia, and eastern Tennessee. A new operations center is nearly complete and will house bank operations and administration. Renovations are planned for the existing main office of the Company to expand the loan operations department. Future expansions in new markets are expected to occur in early 2005.

Early in the third quarter of 2004, the Company completed an $11.0 million issuance of trust preferred securities, the proceeds of which are being used for general corporate purposes and future growth.

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

Net Interest Income and Net Interest Margin

During the third quarter of 2004, we continued to have a very strong net interest margin of 5.06%. This is compared to a net interest margin of 4.62% for the quarter ending September 30, 2003. The loan portfolio continues to grow from additions to our lending staff, new markets and a recovering economy. At the same time, we have maintained a low cost of funds during a rising rate environment. As a result, our net interest margin has significantly improved.

Net interest income continued to increase from $3.5 million for the third quarter of 2003 to $4.5 million for the same period in 2004. Loan income increased to $6.2 million for the third quarter of 2004, or $1.2 million, from $5.0 million for the same period in 2003. The increase is related to the increase in loan volume during the year. Total interest expense was $1.7 million for the quarter ending September 30, 2004 as compared to $1.6 million for the same period in 2003. The $109 thousand increase is attributable primarily to the $101 thousand interest expense on the trust preferred security issuance in July 2004.

The following table shows the rates earned and paid on earning assets and liabilities for the periods indicated.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

(In Thousands of Dollars)

	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
ASSETS
Loans including fees(1), (2), (3)	$334,019	$17,461	7.05%	$244,679	$14,142	7.77%
Federal Funds sold	2,407	19	1.06%	19,810	151	1.02%
Other investments	8,061	126	2.10%	24,847	280	1.50%

Total Earning Assets	344,487	17,606	6.89%	289,336	14,573	6.76%

Less: Allowance for loans losses	(2,597)			(2,411)
Non-earning assets	39,684			31,401

Total Assets	$381,574			$318,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$20,895	78.50%		$19,106	84	0.59%
Savings	42,048	303	0.96%	26,318	342	1.73%
Time deposits	234,883	3,986	2.28%	213,464	4,448	2.79%
Fed funds purchased	162	3	2.48%	—	—	—
FHLB borrowings	3,705	38	1.37%	—	—	—
Trust preferred securities	2,837	101	4.79%	—	—

Total interest bearing liabilities	304,530	4,509	1.98%	258,888	4,874	2.52%

Non-interest bearing deposits	40,838			33,006
Other liabilities	2,212			1,404

Total Liabilities	347,580			293,298
Stockholders’ Equity	33,994			25,028

Total Liabilities and Stockholders’ Equity	$381,574			$318,326

Net Interest Income		$13,097			$9,699

Net Yield on Interest Earning Assets			5.12%			4.49%

Net Interest Spread			4.91%			4.25%

(1)	Non-accrual loans are not significant and have been included in the average balance of loans outstanding.
(2)	Loan fees are not material and have been included in interest income on loans.
(3)	Tax exempt income is not significant and has been treated as fully taxable.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

(In Thousands of Dollars)

	For the Three Months Ended September 30, 2004			For the Three Months Ended September 30, 2003
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
ASSETS
Loans including fees(1), (2), (3)	$356,595	$6,169	7.14%	$259,535	$4,961	7.98%
Federal Funds sold	2,311	8	1.40%	30,814	71	0.94%
Other investments	5,849	46	3.20%	21,457	70	1.33%

Total Earning Assets	364,755	6,223	7.04%	311,806	5,102	6.80%

Less: Allowance for loans losses	(2,761)			(2,513)
Non-earning assets	41,213			32,903

Total Assets	$403,207			$342,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$21,031	26.50%		$23,873	33.56%
Savings	43,030	103.97%		29,150	111	1.55%
Time deposits	248,674	1,451	2.37%	225,391	1,466	2.66%
Trust preferred securities	7,455	101	5.56%	—	—	—
Other borrowings	2,324	38	6.74%	—	—	—

Total interest bearing liabilities	322,514	1,719	2.16%	278,414	1,610	2.37%

Non-interest bearing deposits	43,434			35,354
Other liabilities	2,330			1,550

Total Liabilities	368,278			315,318
Stockholders’ Equity	34,929			26,878

Total Liabilities and Stockholders’ Equity	$403,207			$342,196

Net Interest Income		$4,504			$3,492

Net Yield on Interest Earning Assets			5.06%			4.62%

Net Interest Spread			4.88%			4.44%

(1)	Non-accrual loans are not significant and have been included in the average balance of loans outstanding.
(2)	Loan fees are not material and have been included in interest income on loans.
(3)	Tax exempt income is not significant and has been treated as fully taxable.

Investment Securities

Total investment securities decreased from $10.7 million at December 31, 2003 to $5.8 million at September 30, 2004. All of our securities are classified as available for sale securities at September 30, 2004 and December 31, 2003.

Our practice has been to invest available funds in short term U.S. Treasury and Agency securities, which reduces the percentage of the Bank’s capital that is subject to the Virginia bank franchise tax. The amount invested fluctuates from period to period depending on the funds available and projected liquidity needs.

At September 30, 2004, $3.3 million in securities were pledged for public deposits.

Subsequent to quarter end, $5.0 million in investments matured and were reinvested in U. S. Agency securities with the longest maturity being May 2006.

Loans

We have continued to have strong loan demand as evidenced by an increase in loans in the first nine months of 2004 of $71.0 million, or 24.03%, to $366.4 million from $295.4 million at December 31, 2003. Loan growth for the third quarter of 2004 was $19.0 million, or 5.47%, from $324.0 million to $347.4 million. The increase results from new branches, additional loan officers and an improved economy. A schedule of loans by type is included in the notes to the financial statements. Approximately 65.75% of the loan portfolio at September 30, 2004 is secured by real estate.

Provision for Loan Losses

The provision for loan losses was $620 thousand for the first nine months of 2004 compared with $364 thousand for the same period in 2003. A $220 thousand provision for loan losses was made during the third quarter of 2004 as compared to $30 thousand for the third quarter of 2003.

The allowance for loan losses was $2.8 million at September 30, 2004 as compared to $2.4 million at December 31, 2003. The ratio of the allowance for loan losses to total loans was .78% at September 30, 2004 and .82% at the end of 2003. Net loans charged off for the first nine months of 2004 remained low at $212 thousand, or .06% of average loans, as compared to $97 thousand for the first nine months of 2003, or .04% of average loans. Net loans charged off during the third quarter of 2004 totaled $122 thousand, or .03% of average loans, as compared to $48 thousand for the third quarter of 2003, or .02% of average loans.

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

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present a higher risk factor. At September 30, 2004, there were 19 loans in non-accrual status totaling $512 thousand, or .14% of total loans. The amount of interest that would have been recognized on these loans in the first nine months of 2004 was $26 thousand. At September 30, 2004, there were no loans greater than 90 days past due and still accruing interest. It is our policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal payments or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

A majority of the loans are collateralized by real estate located in our market area. Local real estate market values have been and remain stable. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The market area is somewhat diverse, but in certain areas is more reliant upon agriculture and coal mining related industries. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn. However, we do not foresee this happening in the near future.

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

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss. The specific allowance totaled $48 thousand at September 30, 2004, or 1.70% of the allowance for loan loss, as compared to $95 thousand on December 31, 2003, or 3.91% of the allowance for loan loss. In addition, for those credits adequately secured by collateral, a general allocation is made to allow for any inherent risks. During the first nine months of 2004, certain loans, based on collateral, were pooled and risk rated differently than the general allocation. As we continue to evaluate the loan portfolio and the risk factors present, we will continue to designate pools as deemed appropriate. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may be needed to the allowance for loan losses.

Other Real Estate Owned

At the end of the third quarter of 2004, other real estate owned was $1.1 million, or .26% of total assets. This is the result of collecting real estate to satisfy debts of some of the Bank’s delinquent borrowers. There are no expected losses on any of the properties upon sale.

Deposits

We continued to have strong growth in deposits, which totaled $369.6 million at September 30, 2004, an increase of $61.4 million, or 19.93%, from $308.2 million at December 31, 2003. The increase in deposits is the result of new branches opened in 2004 and a special 6 month certificate of deposit promotion. The largest areas of growth were in time deposits, which increased $45.5 million, or 21.18%, and demand deposits, which increased $12.9 million, or 24.37%. Savings deposits increased $3.0 million, or 7.43%.

Time deposits of $100,000 or more equaled approximately 18.83% of deposits at September 30, 2004 and 18.53% of deposits at December 31, 2003. We do not have brokered deposits, and internet accounts are limited to customers located in the surrounding geographical area. The average balances and the average rates paid on deposits are shown in the net interest margin analysis.

Capital

Total capital at September 30, 2004 was $35.8 million as compared to $32.8 million at the end of December 31, 2003. The increase is primarily the result of net income for the quarter. There have been 5,566 stock options exercised at $7.50 per share, and 1,000 stock options exercised at $10.00 per share during the first nine months of 2004. Capital as a percentage of total assets was 8.48% at September 30, 2004 as compared to 9.58% at December 31, 2003, both of which exceeded regulatory requirements.

No dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Trust Preferred Securities

On July 7, 2004, the Company completed the issuance of $11.0 million in trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I.

The proceeds from the sale of the securities are being and will be used for general corporate purposes which may include capital management for affiliates, retirement of indebtedness and other investments. Under the terms of the trust preferred transaction, the securities will mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. The securities have a floating rate, which will be reset quarterly, with an initial rate of 4.18%.

Noninterest Income

Noninterest income increased to $642 thousand for the third quarter of 2004 from $491 thousand in 2003. The $151 thousand, or 30.75%, increase is related to an increase in overdraft fees on deposit accounts, insurance commissions and fee income originated by NPB Financial Services, Inc. Noninterest income as a percentage of average assets (annualized) increased to .64% for the three months ended September 30, 2004 from .57% for the same period in 2003.

Noninterest Expense

Noninterest expense increased to $3.7 million for the three months ended September 30, 2004 from $2.8 million for the same period in 2003. The increase was largely due to additional staffing and expenses associated with the new branches and the general growth in operations as salaries and benefits increased $673 thousand from $1.6 million to $2.3 million. We expect this number to increase for the remainder of 2004 as we realize a full year’s effect of new staffing for the new branches opened during 2003 and the additional branches in 2004. Noninterest expense as a percentage of average assets (annualized) increased to 3.68% for the third quarter of 2004 as compared to 3.27% for the same period in 2003. Noninterest expense in the future will depend on our growth and the number of new branch locations.

Greater efficiencies will result as we maximize the performance of our branches. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 72.11% for the third quarter of 2004 as compared to 70.25% for the same period in 2003. The ratio was higher in the third quarter of 2004 as a result of the interest expense on the trust preferred securities. As this additional source of capital is further utilized for future growth, we should experience a return on these funds; thus, improving the efficiency ratio and other earnings ratios. The ratio of assets to full-time equivalent employees was $1.8 million at the end of the third quarter of 2004 as compared to $1.7 million at December 31, 2003.

Because we are still in the growth phase, these numbers will remain lower than our peers’ until we reach a level of maturity, but should continue to improve.

Employees

As of September 30, 2004, we had 232 full-time employees as compared to 194 full-time employees at December 31, 2003. None of our employees is covered by any collective bargaining agreement, and relations with employees are considered excellent.

Liquidity

At September 30, 2004 and December 31, 2003, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $16.3 and $12.1 million, respectively. At September 30, 2004, all of our investments are classified as available-for-sale providing an additional source of liquidity in the amount of $2.5 million, which is net of those securities pledged as collateral for public funds.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20 million. We may also borrow up to $55.2 million from the Federal Home Loan Bank which borrowings are secured by a blanket lien on residential real estate loans. At September 30, 2004, we had no overnight borrowings from the Federal Home Loan Bank. Additional liquidity will be provided by the future growth that management expects in deposit accounts and loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. In 2003, we opened four new branches. During 2004, we have opened two new offices during the first nine months of 2004. We opened a third new office subsequent to the end of the third quarter. Additional branch locations are anticipated to open during 2005. With the lines of credit available, the increasing deposit growth in the newer branches and deposits anticipated at the new offices to be opened, we believe we have adequate liquidity to meet our requirements and needs.

In July 2004, the Company completed the issuance of $11.0 million in trust preferred securities. The Company used the proceeds to reduce the overnight borrowing position.

With recently increased loan demands, we have taken steps to retain and increase deposits by offering premium rates on short-term deposits. We continue to offer premium rates at our new branches to attract new customers and deposits.

Our loan to deposit ratio was 99.13% at September 30, 2004 and 95.85% at December 31, 2003. We began implementing strategies to increase deposits during the second half of 2004 at both the new and existing branches. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Interest Sensitivity

At September 30, 2004, we had a negative cumulative gap rate sensitivity ratio of 39.65% for the one year re-pricing period, compared to 38.63% at December 31, 2003. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk. Strategies have been implemented to decrease this risk, and improvements have been noticed during the third quarter of 2004. The table set forth below shows our interest sensitivity by period.

Interest Sensitivity Analysis

September 30, 2004

(In thousands of dollars)

	1 - 90 Days	91-365 Days	1 - 3 Years	4-5 Years	6-15 Years	Over 15 years	Total
Uses of funds:
Loans	$88,836	$29,140	$41,361	$54,078	$92,991	$60,021	$366,427
Federal funds sold	2,484	—	—	—	—	—	2,484
Investments	6,184	807	—	—	—	717	7,672
Bank owned life insurance	8,613	—	—	—	—	—	8,613

Total earning assets	$106,081	$29,947	$41,361	$54,078	$92,991	$60,738	$385,196

Sources of funds:
Interest bearing DDA	$20,940	$—	$—	$—	$—	$—	$20,940
Savings & MMDA	43,420	—	—	—	—	—	43,420
Time deposits	83,231	129,811	39,576	7,567	—	—	260,185
Other borrowings	11,341	—	—	—	—	—	11,341

Total interest bearing liabilities	158,932	129,811	39,576	7,567	—	—	335,886

Discrete Gap	$(52,851)	(99,864)	1,785	46,511	92,991	$60,738	$49,310

Cumulative Gap	(52,851)	(152,715)	(150,930)	(104,419)	(11,428)	49,310

Cumulative Gap as % of Total Earning Assets	(13.72)%	(39.65)%	(39.18)%	(27.11)%	(2.97)%	12.80%

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk at September 30, 2004 and December 31, 2003, is as follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$34,079	$22,080
Standby letters of credit	1,426	721

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

The Bank has operating lease obligations for four locations which have not materially changed since December 31, 2003. The leases have varying length terms.

The Bank has contractual obligations for various building purchase, construction and renovation projects totaling approximately $700 thousand at September 30, 2004.

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

Our policy objective is to monitor our position and to manage our short term and long-term interest rate risk exposure. Our board of directors has established percentages for the maximum potential reductions in net interest income that we are willing to accept, which result from changes in interest rates over the next 12-month period. The percentage limitations relate to instantaneous and sustained parallel changes in interest rates of plus and minus certain basis points as tied to the Wall Street Journal Prime interest rate. This is the more conservative way to model interest rate risk. Management also has control over deposit expenses. In a rising rate environment, we may not increase deposit interest rates as quickly as the assets reprice. Accordingly, results may be more favorable than what is reflected in the table below.

The following table summarizes our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of September 30, 2004 and December 31, 2003. At both dates, our interest rate risk is within the established limitations.

The type of modeling used to generate the table does not take into account all strategies that we might adopt in response to a sudden and sustained change in interest rates. These strategies may include asset liability acquisitions of appropriate maturities in the cash market and may also include off-balance sheet alternatives to the extent such activity is authorized by the board of directors.

Immediate Basis Point Change In Interest Rates	Estimated Increase (Decrease) in Net Interest Income		Established Limitation
	September 30, 2004	December 31, 2003
+300	(8.25)%	(1.87)%	(20.00)%
+200	(5.63)	(1.24)	(15.00)
+100	(3.04)	(0.62)	(7.00)
-100	4.39	0.60	(7.00)
-200	6.53	(3.39)	(15.00)
-300	0.60	(10.25)	(20.00)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

No matters were voted upon.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:

No.	Description
3.1	Amended Articles of Incorporation (restated in electronic format as of September 3, 2003). (1)

3.2	Bylaws (restated in electronic format as of March 17, 2004). (2)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 13, 2004.
(2)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
Date:	November 15, 2004

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date:	November 15, 2004