Form 10-K
period 2004-12-31
NEW PEOPLES BANKSHARES INC
filed 2005-03-31
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-33411

New Peoples Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	31-1804543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

67 Commerce Drive Honaker, VA	24260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (276) 873-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $2 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales prices of $14.00 per share on the last business day of the second quarter of 2004 was $85,178,786.

The number of shares outstanding of the registrant’s common stock was 6,910,204 as of March 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2005, are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

General

New Peoples Bankshares, Inc. (New Peoples) is a financial holding company operating under the laws of Virginia and is headquartered in Honaker, Virginia. New Peoples wholly owns three subsidiaries: New Peoples Bank, Inc., (the Bank) a Virginia banking corporation; NPB Financial Services, Inc., (NPB Financial) an insurance and investment services corporation; and NPB Web Services, Inc., (NPB Web) a web design and hosting company. In July 2004, NPB Capital Trust I was formed for the issuance of trust preferred securities.

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

The Bank is headquartered in Honaker, Virginia and operates 19 full service offices and 1 loan production office in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, and Wise; Mercer county in southern West Virginia and Sullivan county in eastern Tennessee. The close proximity and mobile nature of individuals and businesses in adjoining counties in Virginia, West Virginia, Tennessee and nearby cities places these markets within our bank’s targeted trade area, as well.

We provide professionals and small and medium size businesses in our market area with responsive and technologically advanced banking services. These services include loans that are priced on a deposit relationship basis, easy access to our decision makers, and quick and innovative action necessary to meet a customer’s banking needs. Our capitalization and lending limit enables us to satisfy the credit needs of a large portion of the targeted market segment. When a customer needs a loan that exceeds our lending limit, we try to find other financial institutions to participate in the loan with us.

Our History

The Bank was incorporated under the laws of the Commonwealth of Virginia on December 9, 1997 and began operations on October 28, 1998. On September 27, 2001, the shareholders of the Bank approved a plan of reorganization under which they exchanged their shares of Bank common stock for shares of our common stock. On November 30, 2001, the reorganization was completed and the Bank became New Peoples’ wholly owned subsidiary.

The formation of the Bank was first discussed by a group of citizens who responded to their community’s yearning for the friendly hometown banking provided for years by Peoples Bank, which also originated in Russell County. Peoples Bank served their community as an independent community bank from its formation in 1970 until 1987 and as part of the Premier Bank family from its acquisition by Premier Bankshares Corporation in 1987 until 1997. First Virginia Banks, Inc. acquired Premier and all of its banking subsidiaries in 1997. Although Peoples Bank and New Peoples Bank have no formal or legal connection, several of the officers, board members and employees who made Peoples Bank a success formed the nucleus for New Peoples Bank.

This core Russell County group invited residents of Scott County, Buchanan County and Dickenson County to promote the idea of organizing southwest Virginia’s first community bank in almost two decades. The community response was overwhelming and over 2,400 shareholders emerged to raise in excess of $11 million dollars in start-up capital within a 90-day sale period. The Commonwealth of Virginia authorized the Bank to open three branches at once, including the central headquarters in Honaker, Virginia, and branches in Weber City and Castlewood, Virginia. Loan production offices were opened in Norton, Clintwood and Claypool Hill, Virginia.

In June 2003, New Peoples formed two new wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc.

NPB Financial is a full-service insurance and investment firm, dealing in all types of personal and group, life, health, and disability products, along with mutual funds, fixed rate annuities, fee based asset management and other investment products through a broker/dealer relationship with LINSCO/Private Ledger.

NPB Web is an internet web site development and hosting company. It produces custom designed web pages for use on the world wide web and serves as a web site host for customers and non-profit organizations. It also develops the web sites of other subsidiaries and supplies advertising and marketing expertise for New Peoples.

In July 2004, NPB Capital Trust I was formed to issue $11.3 million in trust preferred securities.

Location and Market Area

We initially opened with full service branches in Honaker and Weber City, Virginia and in 1999 opened a full service branch in Castlewood, Virginia. During 2000, we opened full service branches in Haysi and Lebanon, Virginia. During 2001, we opened branches in Pounding Mill, Virginia and Princeton, West Virginia. In 2002, we opened branch offices in Gate City, Clintwood, Big Stone Gap, Tazewell and Davenport, Virginia. During 2003, we expanded into Grundy, Dungannon, and Bristol, Virginia. We expanded into Tennessee and opened an office in Bloomingdale, Tennessee in 2003, as well. In 2004, we opened offices in Richlands, Abingdon, and Bristol, Virginia. We have a loan production office located in Norton, Virginia. We anticipate a full service branch location opening in Bluefield, Virginia in the second quarter of 2005 and two additional offices in Esserville, Virginia and Piney Flats, Tennessee in the latter part of the year. Management will continue to investigate and consider other possible sites that would enable us to profitably serve our chosen market area.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are filed electronically and are available to the public over the internet at the SEC’s web site at www.sec.gov. In addition, any document we file with the SEC can be read and copied at the SEC’s public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We also make available through our internet website at www.newpeoplesbank.com under “Investor Relations” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

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

Our lending activities are subject to a variety of lending limits imposed by state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), in general, the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of its capital and surplus in the case of loans which are not fully secured by readily marketable or other permissible types of collateral. The Bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit.

We obtain short-to-medium term commercial and personal loans through direct solicitation of owners and continued business from customers. Completed commercial loan applications are reviewed by our loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the bank’s experience and its credit underwriting guidelines.

Loans by type as a percentage of total loans are as follows:

	December 31,
	2004	2003	2002	2001	2000
Commercial, financial and agricultural	18.49%	19.83%	19.32%	19.62%	22.84%
Real estate – construction	2.95%	2.46%	2.52%	2.15%	1.17%
Real estate – mortgage	66.72%	62.68%	58.93%	54.81%	54.05%
Installment loans to individuals	11.83%	15.03%	19.23%	23.42%	21.94%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Commercial Loans. We make commercial loans to qualified businesses in our market area. Our commercial lending consists primarily of commercial and industrial loans to finance accounts receivable, inventory, property, plant and equipment. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

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

Residential Mortgage Loans. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans, home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities. Maturities for construction loans generally range from 4 to 12 months for residential property and from 6 to 18 months for non-residential and multi-family properties.

Under our underwriting guidelines, residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with the appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

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

Consumer Loans. Our consumer loans consist primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans that we make include home improvement loans, debt consolidation loans and general consumer lending. Consumer loans entail greater risk than residential mortgage loans do, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Our underwriting policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful analysis of the borrower. In evaluating consumer loans, we require our lending officers to review the borrower’s level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, we maintain an appropriate margin between the loan amount and collateral value.

Other Bank Services. Other bank services include safe deposit boxes, cashier’s checks, certain cash management services, traveler’s checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer ATM card services that can be used by our customers throughout Virginia and other regions. We also offer MasterCard and VISA credit card services through an intermediary. Electronic banking services include debit cards, internet banking, telephone banking, and wire transfers.

We do not anticipate exercising trust powers in the next few years. We may establish a trust department in the future but cannot do so without the prior approval of the Virginia State Corporation Commission’s Bureau of Financial Institutions. In the interim, we may contract for trust services to be provided to our customers through outside vendors.

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

Competition in the market area for loans to small businesses and professionals, the bank’s target market, is intense, and pricing is important. Many of our competitors have substantially greater resources and lending limits than we have. They offer certain services, such as extensive and established branch networks and trust services that we do not expect to provide or will not provide in the near future. Moreover, larger institutions operating in the southwestern Virginia market area have access to borrowed funds at lower costs than are available to us. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we may pay above-market rates to attract deposits. We generally pay above-market rates, usually one percent above current rates for a six-month period, to attract deposits when we open a new branch office.

While pricing is important, our principal method of competition is service. As a community banking organization, we strive to serve the banking needs of our customers while developing personal, hometown relationships with them. As a result, we provide a significant amount of service and a range of products without the fees that customers can expect from larger banking institutions.

According to a market share report prepared by the FDIC, as of June 30, 2004, the most recent date for which market share information is available, New Peoples Bank’s deposits as a percentage of total deposits in its major market areas were as follows: Russell County, VA – 33.77%, Scott County, VA – 30.21%, Dickenson County, VA – 26.56%, Tazewell County, VA – 5.29%, Buchanan County, VA – 5.56%, Wise County, VA – 3.42%, Washington County, VA – 0.78%, Mercer County, WV – 4.37% and Sullivan County TN – 0.46%. Information for the City of Bristol, VA is not available since this branch was not opened until after the second quarter of 2004.

Employees

As of December 31, 2004, we had 247 total employees, of which 237 were full-time employees. None of our employees is covered by any collective bargaining agreement, and relations with employees are considered excellent.

Supervision and Regulation

General As a bank holding company, New Peoples is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve Board. Other federal and state laws, including various consumer protection and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

The following description summarizes the significant federal and state laws applicable to New Peoples and its subsidiaries. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

The Bank Holding Company Act Under the Bank Holding Company Act, New Peoples is subject to periodic examination by the Federal Reserve and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. Activities at the bank holding company level are limited to:

•	banking, managing or controlling banks;

•	furnishing services to or performing services for its subsidiaries; and

•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;

•	acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•	merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with the regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities

Payment of Dividends New Peoples is a legal entity separate and distinct from its banking and other subsidiaries. New Peoples derives the majority of its revenues from dividends paid to the company by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both New Peoples and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Although New Peoples does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends, during the year ended December 31, 2004, the Bank nonetheless did not declare any dividends to New Peoples. For additional discussion of restriction on dividends see Note 15 in the notes to the consolidated financial statements.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. For example, depository institutions insured by the BIF that are “well capitalized” and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. For the year ended December 31, 2004, the Bank paid deposit insurance premiums at a rate of .01% of domestic deposits.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. New Peoples is not aware of any existing circumstances that could result in termination of any of the Bank’s deposit insurance.

Capital Requirements The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, New Peoples and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

•	the Tier 1 Capital ratio; and

•	the leverage ratio.

Under these regulations, a bank holding company or bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4%—or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

The risk-based capital standards of the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. As of December 31, 2004, New Peoples and the Bank were “well capitalized,” with Total Capital ratios of 13.72%, Tier 1 Capital ratios of 12.88% and leverage ratios of 10.64%.

Other Safety and Soundness Regulations There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under the requirements of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

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

Monetary Policy The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

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

These percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Insiders The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500 thousand). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries. The Bank received a rating of “Satisfactory” at its last Community Reinvestment Act performance evaluation, as of August 4, 2003.

The GLBA and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

Fair Lending; Consumer Laws In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. The Federal banking agencies and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases on material terms, short of a full trial.

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

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Fair and Accurate Credit Transactions Act of 2003 and the Fair Housing Act, require compliance by depository institutions with various disclosure and consumer information handling requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Gramm-Leach-Bliley Act of 1999 The Gramm-Leach-Bliley Act of 1999 was signed into law on November 12, 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The GLBA repealed sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies, which can engage in a broad range of financial services. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, a bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. New Peoples has elected to be treated as a financial holding company for various reasons.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. Under the GLBA, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLBA adopted a system of functional regulation under which the Federal Reserve is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repealed the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended. It also identified a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.” Additionally, the GLBA made conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are stricter than those contained in the act.

USA Patriot Act The USA Patriot Act became effective in October 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation for the Bank and NPB Financial, New Peoples does not expect the USA Patriot Act to materially affect its products, services or other business activities.

The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of terrorist activities. The Bank and NPB Financial have been requested, and will be requested, to search their records for any relationships or transactions with persons on those lists. If the Bank or NPB Financial finds any relationship or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank or NPB Financial finds a name on any account, or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The USA Patriot Act also requires financial institutions, such as the Bank and NPB Financial, to maintain “customer identification programs”. These programs must provide for the collection of certain identifying information at account openings, the verification of the identity of new account holders within a reasonable time period, the reasonable belief by a banking organization that it knows each customer’s identity, the recordation of the information used to verify a customer’s identity and the comparison of the names of new customers against government lists of known or suspected terrorists or terrorist organizations.

Sarbanes-Oxley Act On July 30, 2002 President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties by publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities law. The changes required by the Sarbanes-Oxley Act and its implementing regulations are intended to allow shareholders to monitor the performance of companies and their directors more easily and effectively.

The Sarbanes-Oxley Act generally applies to all domestic companies, such as New Peoples, that file periodic reports with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended. The Sarbanes-Oxley Act includes significant additional disclosure requirements and new corporate governance rules, which required the SEC to adopt extensive additional disclosures, corporate governance provisions and other related rules. New Peoples has expended considerable time and money in complying with the Sarbanes-Oxley Act and expects to continue to do so in the future.

Future Regulatory Uncertainty Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, New Peoples cannot forecast how federal regulation of financial institutions may change in the future and impact its operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, New Peoples fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Item 2.	Properties

At December 31, 2004, the Company’s net investment in premises and equipment in service was $19.4 million. Our main office is located in Honaker, Virginia. This location contains a full service branch, administration, and operations. During 2004, an operations center was built in Honaker and occupied in December. The new operations center will accommodate future growth.

The Bank owns 16 of its 19 full service branches. The owned properties in Virginia are located in Abingdon, Big Stone Gap, Bristol, Castlewood, Clintwood, Davenport, Gate City, Grundy, Haysi, Honaker, Lebanon, Pounding Mill, Richlands, Tazewell, and Weber City. Offices in Princeton, West Virginia and Bloomingdale, Tennessee are also owned by the Bank.

The Bank has 4 operating lease arrangements with varying lengths terms. Of these 4, 3 are full service branches in Bristol, Davenport and Dungannon, Virginia. The other leased office is located in Norton, Virginia and is used for loan production and NPB Financial operations.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

We will continue to investigate and consider other possible sites that will enable us to profitably serve our chosen market area. Purchases of premises and equipment for the year 2005 will depend on the decision to open additional branches.

Item 3.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings. We are not aware of any material pending or threatened legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issues/ Purchases of Equity Securities

(a)	Market Information

We act as our own transfer agent. At present, there is no public trading market for our common stock. Trades in our common stock occur sporadically on a local basis.

The high and low trade prices of our common stock for each quarter in the past two years are set forth in the table below. Other transactions may have occurred at prices about which we are not aware.

	2004		2003
	High	Low	High	Low
1st quarter	$15.00	$10.00	$10.00	$10.00
2nd quarter	25.00	10.00	10.00	9.00
3rd quarter	15.00	8.00	10.00	10.00
4th quarter	20.00	10.00	11.00	10.00

The most recent sales price of which management is aware was $15.00 per share during the first quarter of 2005.

(b)	Holders

On March 10, 2005, there were approximately 4,689 shareholders of record.

(c)	Dividends

We have not declared a dividend. The declaration of dividends in the future will depend on our earnings and capital requirements. We are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, we intend to follow a policy of retaining earnings, if any, for the purpose of increasing net worth and reserves in order to promote growth and the ability to compete in our market area. As a result, we do not anticipate paying a dividend on our common stock in 2005. See Note 15 and Note 19 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

Item 6.	Selected Financial Data

The following consolidated summary sets forth selected financial data for us for the periods and at the dates indicated. The selected financial data has been derived from our audited financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. The following is qualified in its entirety by the detailed information and the financial statements included elsewhere in this Form 10-K.

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2002	2001	2000
Income Statement Data
Gross interest income	$24,265	$19,956	$17,040	$15,267	$11,228
Gross interest expense	6,471	6,332	6,375	7,950	6,325
Net interest income	17,794	13,624	10,665	7,317	4,903
Provision for possible loan losses	990	364	603	571	513
Net interest income after provision for loan losses	16,804	13,260	10,062	6,746	4,390
Non-interest income	2,558	1,802	1,412	753	444
Non-interest expense	14,422	10,801	8,218	5,934	3,683
Income (loss) before income taxes	4,940	4,261	3,256	1,565	1,151
Income tax expense (benefit)	1,682	1,447	1,078	556	389
Net income (loss)	3,258	2,814	2,178	1,009	762
Per Share Data and Shares Outstanding (1)
Net income, basic	0.47	0.41	0.36	0.17	0.14
Net income, diluted	0.46	0.41	0.35	0.17	0.14
Cash dividends	—	—	—	—	—
Book value at end of period	5.22	4.75	4.04	3.15	2.98
Tangible book value at period end	5.22	4.75	4.04	3.15	2.98
Weighted average shares outstanding, basic (1)	6,907	6,876	6,105	6,000	5,400
Weighted average shares outstanding, diluted (1)	7,032	6,937	6,168	6,000	5,400
Shares outstanding at period end (1)	6,910	6,903	6,008	6,000	6,000
Shares subscribed at period end	—	—	541	—	—
Period-End Balance Sheet Data
Total assets	437,751	342,508	291,398	214,253	157,390
Total loans	383,567	295,438	222,394	179,216	131,086
Total allowance for loan losses	(3,090)	(2,432)	(2,224)	(1,793)	(1,311)
Total deposits	388,120	308,221	263,805	194,011	138,447
Shareholders’ equity	36,098	32,805	26,481	18,891	17,882
Performance Ratios
Return on average assets	0.83%	0.86%	0.89%	0.54%	0.58%
Return on average shareholders’ equity	9.58%	9.46%	10.80%	5.48%	5.26%
Average shareholders’ equity to average assets	8.64%	9.09%	8.22%	9.91%	11.10%
Net interest margin (2)	5.00%	4.58%	4.87%	4.31%	3.99%
Asset Quality Ratios
Net charge-offs to average loans	0.10%	0.06%	0.09%	0.06%	0.06%
Allowance to period-end gross loans	0.81%	0.82%	1.00%	1.00%	1.00%
Nonperforming assets to gross loans	0.23%	0.19%	0.34%	0.04%	0.07%
Capital and Liquidity Ratios

Risk-based:
Tier 1 capital	12.88%	12.20%	11.05%	10.99%	15.24%
Total capital	13.72%	13.10%	12.11%	12.03%	16.36%
Leverage capital ratio	10.64%	9.29%	9.51%	9.19%	11.73%
Total equity to total assets	8.25%	9.58%	9.09%	8.82%	11.36%

(1)	We have adjusted all share amounts and per share data to reflect a two-for-one stock split of our common stock in January 2002.

(2)	Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents our net yield on our earning assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2004 and 2003 as well as results of operations for the years ended December 31, 2004, 2003 and 2002. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

We are not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on our liquidity, capital resources or results of operations.

New Peoples generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. The Bank also generates noninterest income from service charges on deposit accounts and commissions on insurance products sold.

Overview

During 2004, we continued to have excellent growth. At December 31, 2004, total assets were $437.8 million, an increase of $95.2 million, or 27.81%, over 2003. Total deposits grew $79.9 million, or 25.92%, to $388.1 million, and total loans were $383.6 million, an increase of $88.1 million, or 29.83%. Total capital was $36.1 million at the end of 2004 as compared to total capital of $32.8 million at the end of 2003. During 2004, we issued $11.3 million in trust preferred securities to support future growth needs.

Our net income for the year ended December 31, 2004 was $3.3 million, as compared to net income of $2.8 million, an increase of $444 thousand, or 15.78% over the previous year. Net income per share was $.47 for the year ended December 31, 2004, as compared to $.41 and $.36 for 2003 and 2002, respectively. This increase is due to the increased production at the branches and to a higher net interest margin. The provision for loan losses increased to $990 thousand from $364 thousand as was deemed appropriate by the evaluation of the quality of the loan portfolio by management. The return on average assets was .83%, .86% and ..89% for the periods ending December 31, 2004, 2003 and 2002, respectively. The return on average equity was 9.58%, 9.46% and 10.80% for the same periods ending December 31, 2004, 2003 and 2002, respectively.

Asset quality remains strong as evidenced by non-performing loans being $888 thousand, or ..23% of total loans during 2004. Net charge offs during 2004 totaled $332 thousand. The ratio of net charge offs to average loans was .10%. The allowance for loan losses was $3.1 million at December 31, 2004 as compared to $2.4 million in 2003.

During 2004, New Peoples continued expanding its branch network by adding offices in Abingdon, Bristol and Richlands, Virginia. We anticipate that each new office will contribute to the growth of New Peoples. The Bank currently has 20 locations throughout southwestern Virginia, southern West Virginia, and eastern Tennessee. We also opened our new operations center in Honaker, Virginia which houses our administrative offices and bank operations.

We continually strive to meet the financial service needs of our customers. Our focus remains on being a community bank that serves the financial needs of our customers throughout southwestern Virginia, southern West Virginia, and eastern Tennessee.

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

Our net interest income, which equals total interest and dividend income less total interest expense, increased from $13.6 million for 2003 to $17.8 million for 2004. The increase is related to the increase in loan volume during the year and controlling interest expenses on deposits. Loan income increased to $24.0 million for 2004 from $19.4 million for 2003, which is an increase of $4.6 million, or 23.88%. In addition, despite a $67.3 million, or 24.47% annual increase in total interest bearing deposits, we were able to control the costs on these funds. Total interest expense slightly increased $139 thousand to $6.5 million. The increase is primarily attributed to the $232 thousand interest expense on the trust preferred securities issued in July 2004.

The net interest margin, which equals net interest income divided by total interest earning assets, in 2004 was 5.00%, compared to 4.58% for 2003. This is an increase of 42 basis points. During 2004, we experienced strong loan growth resulting in a higher yield on earning assets of 6.82% for 2004 versus 6.71% for 2003. With the rise of interest rates, we anticipate the net interest margin to slightly decrease during 2005, but remain strong.

The net interest margin in 2003 was 4.58%, compared to 4.87% for 2002. This is a decrease of 29 basis points. During 2003, we experienced large deposit growth in a short period of time as a result of new branches. This growth outpaced loan growth for a period of time. As a result, the funds were invested in lower yielding assets such as investments and federal funds sold; thus, the result was a lower yield on earning assets of 6.71% for 2003 versus 7.78% for 2002. During the fourth quarter of 2003, we experienced some deposit runoff and short term deposits re-priced at lower interest rates. In addition, loan volume increased significantly which has reduced the amount of funds invested in lower yielding assets.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

(Dollars in thousands)

	For the Year Ended December 31, 2004			For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
ASSETS
Loans (1), (2), (3)	$344,711	$24,035	6.97%	$254,153	$19,402	7.63%	$201,417	$16,675	8.28%
Federal Funds sold	3,170	46	1.45%	16,538	172	1.04%	12,501	200	1.60%
Other investments (3)	8,095	184	2.27%	26,695	382	1.43%	5,224	165	3.16%

Total Earning Assets	355,976	24,265	6.82%	297,386	19,956	6.71%	219,142	17,040	7.78%

Less: Allowance for loans losses	(2,672)			(2,503)			(2,003)
Non-earning assets	40,578			32,194			28,389

Total Assets	393,882			$327,077			$245,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$21,031	105	0.50%	$14,224	110	0.77%	$13,253	107	0.81%
Savings	42,460	410	0.97%	34,670	441	1.27%	18,862	451	2.39%
Time deposits	243,586	5,680	2.33%	215,734	5,770	2.67%	170,999	5,817	3.40%
Short Term Borrowings	3,051	44	1.44%	730	11	1.51%	—	—	—

Trust Preferred Securities	4,715	232	4.92%

Total interest bearing liabilities	314,843	6,471	2.06%	265,358	6,332	2.39%	203,114	6,375	3.14%

Non-interest bearing deposits	42,728			30,473			20,901
Other liabilities	2,297			1,501			1,340

Total Liabilities	359,868			297,332			225,355
Stockholders’ Equity	34,014			29,745			20,173

Total Liabilities and Stockholders’ Equity	$393,882			$327,077			$245,528

Net Interest Income		$17,794			$13,624			$10,665

Net Yield on Interest Earning Assets			5.00%			4.58%			4.87%

Net Interest Spread			4.76%			4.32%			4.64%

(1)	Non-accrual loans are not significant and have been included in the average balance of loans outstanding.

(2)	Loan fees are not material and have been included in interest income on loans.

(3)	Tax exempt income is not significant and has been treated as fully taxable.

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

Volume and Rate Analysis

(Dollars in thousands)

	2004 Compared to 2003 Increase (Decrease)			2003 Compared to 2002 Increase (Decrease)
	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$6,913	$(2,289)	$4,633	$4,366	$(1,639)	$2,727
Federal funds sold	(139)	13	(126)	65	(93)	(28)
Other investments	(266)	68	(198)	678	(461)	217

Total Earning Assets	6,508	(2,208)	4,309	5,109	(2,193)	2,916

Interest Bearing Liabilities:
Demand	53	(57)	(5)	8	(5)	3
Savings	99	(128)	(31)	378	(388)	(10)
All other time deposits	745	(839)	(90)	1,522	(1,569)	(47)
Short term borrowings	35	(2)	33	—	—	11
Trust Preferred Securities	232	—	232	—	—	—

Total Interest Bearing Liabilities	1,164	(1,026)	139	1,908	(1,962)	(43)

Change in Net Interest Income	$5,344	$(1,182)	$4,170	$3,201	$(231)	$2,959

Loans

Our primary source of income comes from interest earned on loans receivable. We have continued to have strong loan demand as evidenced by annual increases of $88.1 million, $73.0 million, and $43.1 million for the years 2004, 2003 and 2002, respectively. A schedule of loans by type is set forth immediately below. Approximately 69.68% of the loan portfolio is secured by real estate at the end of 2004.

Loans receivable outstanding are summarized as follows:

Loan Portfolio

	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$70,915	$58,593	$42,959	$35,168	$29,941
Real estate – construction	11,332	7,258	5,615	3,845	1,528
Real estate – mortgage	255,925	185,191	131,050	98,229	70,858
Installment loans to individuals	45,395	44,396	42,770	41,974	28,759

Total	$383,567	$295,438	$222,394	$179,216	$131,086

Our loan maturities as of December 31, 2004 are shown in the following table:

Maturities of Loans

(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial and agriculture	$34,601	$22,457	$13,793	$70,851
Real estate	80,569	41,394	146,034	267,997
Consumer - installment/ other	9,168	33,068	2,483	44,719

Total	$124,338	$96,919	$162,310	$383,567

Loans with fixed rates	$24,700	$76,894	$158,044	$259,638
Loans with variable rates	99,638	20,025	4,266	123,929

Total	$124,338	$96,919	$162,310	$383,567

This table reflects the earlier of the maturity or re-pricing dates for loans at December 31, 2004. In preparing this table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be re-priced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or re-pricing.

Provision for Loan Losses

The provision for loan losses was $990 thousand for 2004 compared with $364 thousand for 2003. The allowance for loan losses was $3.1 million at December 31, 2004. The ratio of the allowance for loan losses to total loans was .81% at the end of 2004 as compared to .82% at the end of 2003. Net loans charged off for 2004 were $332 thousand, or .10% of average loans, compared to $156 thousand for 2003, or .06% of average loans.

The provision for loan losses was $603 thousand for 2002 as compared with $364 thousand for 2003. The allowance for loan losses at the end of 2002 was approximately 1.00% of total loans as compared to .82% at the end of 2003. Net loans charged off for 2002 were $172 thousand, or .09% of average loans, and $156 thousand, or .06% of average loans at the end of 2003.

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

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present a higher risk factor. As of December 31, 2004, there were 13 loans in non-accrual status totaling $773 thousand, or .20% of total loans. The amount of interest that would have been recognized on these loans in the year 2004 was $75 thousand. There were 4 loans greater than 90 days past due and still accruing interest totaling $115 thousand, or .03% of total loans. It is our policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors. Following is a summary of non-accrual and past due loans greater than 90 days still accruing interest:

Non-Accrual and Past Due Loans

(Dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Non-accruing loans	$773	$539	$761	$47	$73
Loans past due 90 days or more and still accruing	115	26	—	29	23

Total	$888	$565	$761	$76	$96

Percent of total loans	0.23%	0.19%	0.34%	0.04%	0.07%

Loss experience in the loan portfolio has been minimal. Net loans charged-off over the five year period have not exceeded ..10% of average loans in a particular year. In addition, non-performing assets as a percentage of total loans has not exceeded .34%. The trend has been consistent through the current year. We view these as positive indicators of the quality of the loans originated in the early years of the Bank.

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

All internal and external factors are considered in determining the adequacy of the allowance for loan losses. The methodology used to calculate the allowance provides sufficiently for potential losses present at the end of the period. The evaluation of individual loan credits is performed by our internal credit review department. Loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is typically determined by either the loan officer or credit review personnel. Guidance for the evaluation is established by the regulatory authorities who periodically review the results for compliance. The classifications used by the Bank are superior, average, pass, other assets especially mentioned, substandard, doubtful and loss.

In the past, our policy has been to keep the allowance for loan losses at a minimum of 1.00% of total loans or an amount calculated by multiplying a loss factor times each risk classification pool. This was due to the fact that we had no historical loss trends as a de novo financial institution. This methodology is consistent with the guidelines traditionally used by bank regulatory agencies. However, during the fourth quarter of 2003, we changed our methodology for calculating the allowance for loan losses. This change in methodology has been approved by the Board of Directors. Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are now individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss, which totaled $4 thousand on December 31, 2004, or .13% of the allowance for loan loss. In addition, for these credits adequately secured by collateral, a general allocation is made to allow for any inherent risks. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	For the Years Ended December 31,
Activity	2004	2003	2002	2001	2000
Beginning Balance	$2,432	$2,224	$1,793	$1,311	$865

Provision charged to expense	990	364	603	571	513

Loan Losses:
Installment loans to individuals	285	(180)	(207)	(98)	(70)
Real estate mortgage	8
Commercial loans	59	(7)	—	—
Recoveries:
Installment loans to individuals	20	31	35	9	3

Net charge offs	(332)	(156)	(172)	(89)	(67)

Balance at End of Period	$3,090	$2,432	$2,224	$1,793	$1,311

Net charge offs as a % of average loans	.10%	0.06%	0.09%	0.06%	0.06%

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

We have allocated 35% of the allowance to commercial loans, which have more risk than residential real estate loans. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

We have allocated 45% of the allowance to consumer installment loans. Consumer installment loans entail greater risk than commercial or real estate loans, because the loans may be unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Losses related to consumer loans have been influenced by the increase in personal bankruptcies in recent years. To date, the largest majority of all loans charged off by the Bank have been consumer loans.

In 2003, we changed the allocations to assign greater risk to real estate loans and commercial loans; consequently, we eliminated the unallocated portion in 2003. The reason for the changes to these two categories is the increased growth in these areas in the past year versus the growth in consumer loans. We are not aware of any significant changes in the composition of the loan portfolio or known risk factors that would result in a change to the allocation of the allowance for loan losses during the periods presented other than the fast pace of growth mentioned above.

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2000 through December 31, 2004

(Dollars in thousands)

	December 31, 2004			December 31, 2003			December 31, 2002
	Amount	Percent of Allowance	Percent of Loans	Amount	Percent of Allowance	Percent of Loans	Amount	Percent of Allowance	Percent of Loans
Analysis of Ending Balance
Commercial	$1,081	35%	18.49%	$851	35%	19.83%	$445	20%	19.32%
Real estate mortgage	618	20%	69.67%	486	20%	65.14%	134	6%	61.45
Installment	1,391	45%	11.83%	1,095	45%	15.03%	1,090	49%	19.23%
Unallocated	—	—%		—	—%		555	25%

Total	$3,090	100%	100.00%	$2,432	100%	100.00%	$2,224	100%	100.00%

	December 31,2001			December 31, 2000
	Amount	Percent of Allowance	Percent of Loans	Amount	Percent of Allowance	Percent of Loans
Analysis of Ending Balance
Commercial	$359	20%	19.62%	$262	20%	22.84%
Real estate mortgage	108	6%	56.96%	79	6%	55.22%
Installment	879	49%	23.42%	642	49%	21.94%
Unallocated	447	25%		328	25%

Total	$1,793	100%	100.00%	$1,311	100%	100.00%

Investment Securities

Total investment securities decreased to $5.8 million at December 31, 2004 from $10.7 million at December 31, 2003 as a result of strong loan growth. The portfolio is primarily made up of U. S. Government Agency securities with fairly short maturities, and we have no other securities with any issuer that exceeds 10% of stockholders’ equity. All securities are classified as available for sale for liquidity purposes. The carrying amount of certain securities totaling $3.1 million are pledged by us to secure public deposits at December 31, 2004.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $1.4 million as of December 31, 2004 and 2003.

The carrying values of investment securities are shown in the following table:

Investment Securities Portfolio

(Dollars in thousands)

December 31,	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
U.S. Government Agencies	$5,700	$5,674	$10,612	$10,614	$—	$—
Municipal Governments	100	101	101	105	—	—

Total Securities AFS	$5,800	$5,775	$10,713	$10,719	$—	$—

	Amortized Cost
December 31,	2004	2003	2002
Held To Maturity
U.S. Government Agencies	$—	$0	$34,204
Municipal Governments	—	0	101

Total Securities HTM	$—	$0	$34,305

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2004, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities

(Dollars in thousands)

	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available for Sale
Due in one year or less	$2,607	$2,602	2.44%
Due after one year through five years	3,193	3,173	2.50%

Total	$5,800	$5,775	2.47%

Deposits

During 2004, we continued to have excellent growth in our deposits which totaled $388.1 million at December 31, 2004 and $308.2 million at December 31, 2003, an increase of $79.9 million, or 25.92%. The increase in deposits is the result of new branches opened in 2004 and 2003, particularly in the Abingdon office which opened during the last half of 2004. The largest areas of growth were in demand and time deposits. Noninterest bearing demand deposits increased $12.6 million, or 37.93%, to $45.9 million in 2004 from $33.3 million in 2003. Interest-bearing demand deposits grew $1.7 million, or 8.67%, to $21.5 million in 2004 from $19.8 million in 2003. Savings deposits also increased $3.0 million, or 7.49%, to $43.4 million in 2004 from $40.4 million in 2003. Time deposits increased by $62.5 million, or 29.12%, from $214.7 million in 2003 to $277.2 million in 2004.

Time deposits of $100,000 or more equaled approximately 20.59% of deposits at the end of 2004 and 18.53% at the end of 2003. We do not have brokered deposits and internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis.

Maturities of time certificates of deposit of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More

(Dollars in thousands)

December 31, 2004
Three months or less	$28,517
Over three months through six months	26,892
Over six months through twelve months	10,356
Over one year	14,123

Total	$79,888

Noninterest Income

Noninterest income increased from $1.8 million in 2003 to $2.6 million in 2004. This is an increase of $756 thousand for the year, or 41.95%. The major sources of noninterest income include overdraft fees on deposit accounts, insurance commissions, and a gain realized on the sale of property. Overdraft fees increased from $918 thousand for 2003 to $1.3 million for 2004, an increase of $354 thousand, or 38.56%. This increase is due to growth in demand deposit accounts. Insurance commissions increased from $213 thousand for 2003 to $476 thousand for 2004. This is the result of increased loans with credit life insurance commissions and insurance sales through NPB Financial. During 2004, the Bank sold property and realized a gain of $185 thousand. Noninterest income as a percentage of average assets increased from .55% in 2003 to .65% in 2004. We anticipate this percentage to increase in 2005 as we increase noninterest income from our nonbank subsidiaries.

Noninterest income increased from $1.4 million in 2002 to $1.8 million in 2003. This is an increase of $390 thousand for the year, or 27.62%. This was largely due to growth in service charges resulting from increased deposit volumes. However, noninterest income as a percentage of average assets decreased from .58% in 2002 to .55 % in 2003.

Noninterest Expense

Noninterest expense increased from $10.8 million in 2003 to $14.4 million in 2004. The increase was primarily due to increased staffing and expenses associated with new branches and NPB Financial. Salaries and benefits increased from $6.3 million to $8.9 million. This will continue to increase as we continue branching. Again, this is the result of new branch expenses and the general growth in operations. Noninterest expense as a percentage of average assets increased from 3.30% for 2003 to 3.66% for 2004.

Greater efficiencies should result as we maximize the performance of our branches. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 70.86% for 2004 as compared to 70.03%. This was slightly higher as the result of the branches and additional staffing during 2004 and 2003. The ratio of assets to full-time equivalent employee was $1.81 million at the end of 2004 as compared to $1.7 million at the end of 2003. Since we are still in the growth phase, these numbers will remain lowcompared to our peers until we reach a level of maturity, but should continue to improve.

Noninterest expenses increased from $8.2 million in 2002 to $10.8 million in 2003. The increase was due to additional staffing and expenses associated with the new branches opened and the general growth in operations. Noninterest expense as a percentage of average assets decreased from 3.35% in 2002 to 3.30% for 2003.

Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax liability of $746 thousand has been recognized at December 31, 2004 as compared to $512 thousand at December 31, 2003. During 2003, we amended prior years’ tax returns to accelerate tax depreciation expenses on certain fixed assets as allowed by certain tax regulations. The deferred tax liability represents increases to future income tax liabilities from future reduced deductions for depreciation, increases to income from unrealized accretion and unrealized BOLI income, and increases to deductions related to the allowance for loan losses. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Life Insurance

We have life insurance policies with three insurance companies on the lives of four key officers. The Bank is the beneficiary under each policy. The total cash surrender value of the policies was $8.7 million and $8.4 million at December 31, 2004 and December 31, 2003, respectively. Total income for the policies during 2004 was $387 thousand as compared to $419 thousand and $457 thousand for the years ending 2003 and 2002, respectively. The insurance policies had a yield, net of mortality costs, of 4.54% for the year 2004 as compared to 5.13% in 2003. The minimum guaranteed rate on each of the policies is 4.00%.

Capital

We originally capitalized our company in 1998 with $11.1 million received through an offering of common stock. In 2000, we increased capital by an additional $6.0 million through another offering of common stock. During 2002 and ending February 7, 2003, we raised an additional $8.8 million in capital through another common stock offering. Total capital raised by this most recent offering totaled $8.8 million net of related expenses. The additional capital was necessary to support growth and to maintain acceptable capital ratios.

Total capital at the end of 2004 was $36.1 million compared to $32.8 million in 2003. The increase was $3.3 million, or 10.04%. We remain well capitalized at the end of 2004, as defined by the capital guidelines of regulatory agencies. Capital as a percentage of total assets was 8.25% at December 31, 2004 compared to 9.58% at December 31, 2003, which exceeded regulatory requirements.

The number of shares of common stock issued and outstanding at the end of 2004 was 6,910,069, an increase of 7,066 shares from the 6,903,003 shares outstanding at the end of 2003. All of the increase resulted from the exercise of stock options, of which 6,066 were exercised at a price of $7.50 per share and 1,000 were exercised at a price of $10.00.

No dividends have been paid historically and none are anticipated in the foreseeable future. New Peoples’ strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained. When the board of directors considers it prudent to do so, dividends will be paid.

Trust Preferred Securities

In July, 2004, we completed the issuance of $11.3 million in floating rate trust preferred securities through a newly formed subsidiary NPB Capital Trust I. The proceeds of the offering are being used for general corporate purposes which may include capital management for affiliates, retirement of indebtedness, and other investments. The securities mature in 30 years and are redeemable, in whole or in part, without penalty, at our option after five years. Due to the ability to defer interest and principal payments for 60 months without being considered in default, regulatory agencies consider the trust preferred securities as Tier 1 capital up to certain limits. As of December 31, 2004, $11.0 million was considered Tier 1 capital. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate of 4.67% at December 31, 2004. Total interest expense in 2004 related to the trust preferred securities was $232 thousand.

Liquidity

At the end of December 31, 2004 and 2003, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $17.4 million and $12.1 million, respectively. At December 31, 2004 all of our investments are classified as available-for-sale providing an additional source of liquidity in the amount of $2.7 million, which is net of those securities pledged as collateral for public funds. We believe that our liquid assets were adequate. at both dates.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million. We may also borrow up to $65.3 million from the Federal Home Loan Bank which is secured by a blanket lien on residential real estate loans. Additional liquidity will be provided by the future growth that management expects in deposit accounts and loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. In 2004 alone, we have opened three new branches and plan to open additional branches during 2005.

As of December 31, 2004, we had time deposits of $229.7 million that mature within one year. Historically, we have been able to retain a majority of maturing deposits by establishing business relationships. We continue to offer premium rates at our new branches to attract new customers and deposits.

Our loan to deposit ratio at year end 2004 was 98.83% as compared to 95.85% at the end of 2003. We are implementing strategies to increase deposits during 2005 at both the new branches and existing branches. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

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

We have primarily used the funds provided by common stock issues, trust preferred securities issued, and deposits to fund the purchase of banking facilities and the loan portfolio.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2004 and 2003, is as follows:

	2004	2003
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$31,596	$22,080
Standby letters of credit	1,342	721

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

New Peoples and its subsidiaries have operating lease obligations and trust preferred securities indebtedness. The following is a breakdown of the payment obligations over the life of the agreements:

	Payments Due by Period (Dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Trust preferred securities indebtedness	$11,341	$—	$—	$—	$11,341
Operating Lease Obligations	156	50	37	18	51

Total	$11,497	$50	$37	$18	$11,392

We believe future deposit growth from our branches, along with available lines of credit, the ability to sell securities in our available for sale investment portfolio, and the control we may exercise over loan growth will provide sufficient liquidity to meet future cash demands.

Interest Sensitivity

At December 31, 2004, we had a negative cumulative gap rate sensitivity ratio of 41.65% for the one year re-pricing period, compared to 38.63% at December 31, 2003. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment.

Interest Sensitivity Analysis

December 31, 2004

(Dollars in thousands)

	1 -90 Days	91-365 Days	1 – 3 Years	4-5 Years	6-15 Years	Over 15 years	Total
Uses of funds:
Loans	$89,933	$34,656	$42,111	$54,658	$94,491	$67,718	$383,567
Federal funds sold	2,124	—	—	—	—	—	2,124
Investments	695	2,602	3,173	—	—	746	7,216
Bank owned life insurance	8,694	—	—	—	—	—	8,694

Total earning assets	$101,446	37,258	$45,284	$54,658	$94,491	$68,464	$401,601

Sources of funds:
Int Bearing DDA	$21,518	$—	$—	$—	$—	$—	$21,518
Savings & MMDA	43,445	—	—	—	—	—	43,445
Time Deposits	98,150	131,526	40,603	6,954	—	—	277,233

Trust preferred securities	11,341	—	—	—	—	—	11,341

Total interest bearing liabilities	$174,454	$131,526	$40,603	$6,954	$—	$—	$353,537

Discrete Gap	$(73,008)	$(94,268)	$4,681	$47,704	$94,491	$68,464	$48,064

Cumulative Gap	(73,008)	(167,276)	(162,595)	(114,891)	(20,400)	48,064

Cumulative Gap as % of Total Earning Assets	(18.18%)	(41.65%)	(40.49%)	(28.61%)	(5.08%)	11.97%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

We use an asset/liability management and simulation software model to periodically measure the potential impact on net interest income of projected or hypothetical changes in interest rates. Our policy objective is to monitor our position and to manage our short term and long-term interest rate risk exposure. Our board of directors has established percentages for the maximum potential reductions in net interest income that we are willing to accept, which result from changes in interest rates over the next 12-month period. The percentage limitations relate to instantaneous and sustained parallel changes in interest rates of plus and minus certain basis points.

The following table summarizes our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of December 31, 2004. At this date, our interest rate risk is within the established limitations.

Immediate Basis Point Change In Interest Rates	Estimated Increase (Decrease) in Net Interest Income December 31, 2004	Established Limitation

+300	(10.29)%	(20.00)%
+200	(6.82)	(15.00)
+100	(3.37)	(7.00)
-100	3.78	(7.00)
-200	6.84	(15.00)
-300	2.22	(20.00)

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

The committee is also responsible for long-term asset/liability management and completes the following functions:

•	Monitoring available opportunities to undertake major corrective actions (in the nature and mix of assets and liabilities) for structural mismatches.

•	Determining the appropriateness of fixed rate vs. variable rate lending and investment strategies and formulation policies to influence this activity.

•	Developing parameters for the investment portfolio in the context of overall balance sheet management (liquidity, interest rate risk, credit risk, risk-based capital, price risk, and earnings).

•	Establishing financial goals, including minimum standards for return on assets and equity.

•	Overseeing the long-term strategic use of capital to maximize the return on equity within reasonable levels of risk.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

New Peoples Bankshares, Inc. and Subsidiaries

Honaker, VA

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of New Peoples Bankshares, Inc. and Subsidiaries as of December 31, 2002, were audited by other auditors whose report dated January 17, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Brown, Edwards and Company, LLP

Bluefield, West Virginia

March 4, 2005

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

New Peoples Bankshares, Inc.

Honaker, Virginia

We have audited the consolidated balance sheets of New Peoples Bankshares, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ S. B. HOOVER & COMPANY, L.L.P.

January 17, 2003

Harrisonburg, Virginia

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(IN THOUSANDS EXCEPT SHARE DATA)

	2004	2003
ASSETS
Cash and due from banks (Note 3)	$15,281	$8,746
Federal funds sold (Note 3)	2,124	3,327

Total Cash and Cash Equivalents	17,405	12,073
Investment Securities
Available-for-sale (Note 4)	5,775	10,719
Loans receivable (Note 5)	383,567	295,438
Allowance for loan losses (Note 6)	(3,090)	(2,432)

Net Loans	380,477	293,006
Bank premises and equipment, net (Note 7)	19,403	14,291
Equity securities (restricted) (Note 4)	1,441	1,365
Other real estate owned	1,186	—
Accrued interest receivable	2,272	1,896
Life insurance investments	8,694	8,359
Other assets	1,098	799

Total Assets	$437,751	$342,508

LIABILITIES
Deposits:
Demand deposits:
Noninterest bearing	$45,924	$33,296
Interest-bearing	21,518	19,802
Savings deposits	43,445	40,418
Time deposits (Note 8)	277,233	214,705

Total Deposits	388,120	308,221
Accrued interest payable	891	496
Accrued expenses and other liabilities	1,301	986
Trust preferred securities (Note 21)	11,341	—

Total Liabilities	401,653	309,703

STOCKHOLDERS’ EQUITY (Notes 12 & 15)
Common stock - $2.00 par value; 12,000,000 shares authorized; 6,910,069 and 6,903,003 shares issued and outstanding for 2004 and 2003, respectively	13,820	13,806
Additional Paid-in-Capital	13,118	13,076
Retained earnings	9,177	5,919
Accumulated other comprehensive income	(17)	4

Total Stockholders’ Equity	36,098	32,805

Total Liabilities and Stockholders’ Equity	$437,751	$342,508

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	2004	2003	2002
INTEREST AND DIVIDEND INCOME
Loans including fees	$24,035	$19,402	$16,675
Federal funds sold	46	172	200
U.S. Treasury securities and U. S. Government agencies	104	322	133
Dividends on Equity securities (restricted)	80	60	32

Total Interest and Dividend Income	24,265	19,956	17,040

INTEREST EXPENSE
Deposits
Demand	105	110	107
Savings	410	441	451
Time deposits below $100,000	4,051	4,211	4,289
Time deposits above $100,000	1,629	1,559	1,528
Other	3	11	—
Interest on FHLB Advances	41	—	—
Interest on Trust Preferred Securities	232	—	—

Total Interest Expense	6,471	6,332	6,375

NET INTEREST INCOME	17,794	13,624	10,665
PROVISION FOR LOAN LOSSES (Note 6)	990	364	603

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,804	13,260	10,062

NONINTEREST INCOME
Service charges	1,294	936	663
Fees, commissions and other income	263	239	188
Insurance fees	476	213	104
Loss on sale of securities	—	(5)	—
Loss on sale of other real estate owned	(47)	—	—
Life insurance investment income	387	419	457
Gain on Sale of Fixed Assets	185	—	—

Total Noninterest Income	2,558	1,802	1,412

NONINTEREST EXPENSES
Salaries and employee benefits (Note 11)	8,902	6,258	4,431
Occupancy expense	841	627	458
Equipment expense	1,503	1,152	917
Advertising and public relations	282	211	190
Stationery and supplies	217	203	211
Other operating expenses	2,677	2,350	2,011

Total Noninterest Expenses	14,422	10,801	8,218

INCOME BEFORE INCOME TAXES	4,940	4,261	3,256
INCOME TAX EXPENSE (Note 9)	1,682	1,447	1,078

NET INCOME	$3,258	$2,814	$2,178

Earnings Per Share (1)
Basic	$.47	$.41	$.36

Fully Diluted	$.46	$.41	$.35

Average Weighted Shares of Common Stock(1)
Basic	6,907,157	6,875,754	6,104,734

Fully Diluted	7,031,868	6,937,309	6,168,000

(1)	Earnings per share and average weighted shares of common stock have been restated to reflect the 2 for 1 stock split which occurred on January 1, 2002.

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(IN THOUSANDS INCLUDING SHARE DATA)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Common Stock Sub-scriptions	Retained Earnings/ (Accum- ulated Deficit)	Accum- ulated Other Compre- hensive Income (Loss)	Total Shareholders’ Equity	Compre- hensive Income (Loss)
Balance, December 31, 2001	3,000	$12,000	$5,964	$—	$927	$—	$18,891	$1,009

Net Income					$2,178		$2,178	$2,178
Stock Split	3,000
Stock Options Exercised	2	5	14				19
Common Stock Subscribed				5,469			5,469
Common Stock Issued	6	12	46	(58)			—
Cost of Common Stock Offering			(76)				(76)

Balance, December 31, 2002	6,008	$12,017	$5,948	$5,411	$3,105	$—	$26,481	$2,178

Net Income					2,814		2,814	2,814
Unrealized gains (net of tax) on available-for-sale securities, net of reclassification adjustment of $5						4	4	4
Stock Options Exercised	10	20	55				75
Common Stock Issued	885	1,769	7,076	(5,411)			3,434
Cost of Common Stock Offering			(3)				(3)

Balance, December 31, 2003	6,903	$13,806	$13,076	$—	$5,919	$4	$32,805	$2,818

Net Income					3,258		3,258	3,258
Unrealized loss (net of tax) on available-for-sale securities, net of reclassification adjustment of $9						(21)	(21)	(21)
Stock Options Exercised	7	14	42				56

Balance, December 31, 2004	6,910	$13,820	$13,118	$—	$9,177	$(17)	$36,098	$3,237

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(IN THOUSANDS)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,258	$2,814	$2,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,388	1,121	866
Provision for loan losses	990	364	603
Income (less expenses) on life insurance	(335)	(371)	(419)
Gain (loss) on sale of fixed assets	(185)	—	—
Loss on sale of foreclosed real estate	47	32	72
Loss on sale of investment securities	—	5	—
Amortization of bond premiums	(48)	395	86
Deferred tax expense (benefit)	245	286	435
Net change in:
Interest receivable	(376)	(50)	(208)
Other assets	(299)	(138)	202
Accrued interest payable	395	(206)	15
Accrued expense and other liabilities	70	291	(691)

Net Cash Provided by Operating Activities	5,150	4,543	3,139

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(88,461)	(73,200)	(43,351)
Purchase of securities available for sale	(4,998)	—	—
Purchase of securities held-to-maturity	—	(95,744)	(32,232)
Proceeds from sale and maturities of securities available-for-sale	9,969	19,936	—
Proceeds from maturities of securities held-to-maturity	—	98,999	3,500
Purchase of Federal Reserve Bank stock	(87)	(120)	(10)
Purchase (sale) of Federal Home Loan Bank stock	11	(706)	—
Payments for the purchase of property	(6,840)	(4,500)	(3,152)
Proceeds from the sale of property	525	4	292
Net change in other real estate owned	(1,233)	—	—

Net Cash Used in Investing Activities	(91,114)	(55,331)	(74,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock offering	—	3,431	5,393
Common stock options exercised	56	75	19
Trust preferred securities borrowing	11,341	—	—
Net change in:
Demand deposits	14,344	21,008	8,757
Savings deposits	3,027	13,292	8,479
Time deposits	62,528	10,116	52,558

Net Cash Provided by Financing Activities	91,296	47,922	75,206

Net increase (decrease) in cash and cash equivalents	5,332	(2,866)	3,391
Cash and Cash Equivalents, Beginning of Year	12,073	14,939	11,547

Cash and Cash Equivalents, End of Year	$17,405	$12,073	$14,939

Supplemental Disclosure of Cash Paid During the Year for:
Interest	6,076	6,538	6,360
Taxes	1,710	1,065	1,394
Supplemental Disclosure of Non Cash Transactions:
Loans made to finance sale of foreclosed real estate	86	(33)	33
Transfer of securities from held-to-maturity to available-for-sale	—	30,655	—

The accompanying notes are an integral part of this statement

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS

Nature of Operations– New Peoples Bankshares, Inc. (“Company”) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank (“Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulations by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy - The consolidated financial statements include the Company, the Bank, NPB Financial Services, Inc., and NPB Web Services, Inc. All significant intercompany balances and transactions have been eliminated. In accordance with FIN 46R, NPB Capital Trust I is not included in the consolidated financial statements.

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

Cash and Cash Equivalents – Cash and cash equivalents as used in the cash flow statements include cash and due from banks and federal funds sold.

Investment Securities – Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities not intended to be held to maturity are classified as available for sale and carried at fair value. Securities available for sale are intended to be used as part of the Bank’s asset and liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other similar factors.

The amortization of premiums and accretion of discounts are recognized in interest income using the effective interest method over the period to maturity. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to shareholders’ equity, whereas realized gains and losses flow through the Bank’s income statement.

Loans – Loans are carried on the balance sheet at unpaid principal balance, net of any unearned interest and the allowance for loan losses. Interest income on loans is computed using the effective interest method, except where serious doubt exists as to the collectibility of the loan, in which accrual of the income is discontinued.

It is the Bank’s policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and prospects for future contractual payments are reasonably assured.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Allowance for Loan Losses – The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The loan portfolio is analyzed periodically and loans are assigned a risk rating. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A general allowance is made for all other loans not considered impaired as deemed appropriate by management. In determining the adequacy of the allowance, management considers the following factors: the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, the estimated value of any underlying collateral, prevailing economic conditions, and other inherent risks. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local collateral values and future cash flows on impaired loans. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Past due status is determined based on contractual terms.

Bank Premises and Equipment – Land, buildings and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Type	Estimated useful life
Buildings	39 years
Paving and landscaping	15 years
Computer equipment and software	3 to 5 years
Vehicles	5 years
Furniture and other equipment	5 to 7 years

Advertising Cost – Advertising costs are expensed in the period incurred.

Stock Options – Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” sets forth compensation recognition principles that are based on a fair value model. The Company has elected another alternative provided for under SFAS 123, which is to account for the activity under the Plan using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost is not recognized in the financial statements for grants of stock options as all options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at date of grant.

Had compensation cost for the Company’s stock option plan been determined consistent with SFAS 123, net income would have been reduced to the pro forma amounts reflected below for the years ended December 31:

Years Ended December 31,	2004	2003	2002
Net Income, as reported	$3,258	$2,814	$2,178
Deduct: Compensation expense related to stock plans using fair value accounting, net of tax	517	173	—

Net Income, on a pro forma basis	$2,741	$2,641	$2,178

The weighted fair value of each option was $4.14 in 2004 and $3.30 in 2003 and were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted – average assumptions were used to determine the fair value of options in the years 2004, 2003 and 2002.

Years Ended December 31,	2004	2003	2002
Dividend yield	0.00%	0.00%	n/a
Expected life	10 years	10 years	n/a
Expected volatility	0.00%	0.00%	n/a
Risk free interest rate	4.14% - 4.48%	4.01%	n/a

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Income Taxes – Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Financial Instruments – Off-balance-sheet instruments - In the ordinary course of business, the Bank has entered into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Earnings Per Share – Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options determined by the Treasury Method. Weighted average shares outstanding at December 31, 2002 included outstanding stock subscriptions as a result of the ongoing stock offering at December 31, 2002. During 2003, the stock subscriptions were converted to shares of common stock. The weighted average shares outstanding at December 31, 2004 and 2003 reflect the converted subscriptions and the additional stock issued.

Other Real Estate Owned – Other real estate owned represents properties acquired through foreclosure or deed taken in lieu of foreclosure. At the time of acquisition, these properties are recorded at fair value less estimated costs to sell. Expenses incurred in connection with operating these properties and subsequent write-downs, if any, are charged to expense. Gains and losses on the sales of these properties are credited or charged to income in the year of the sale.

Reclassification of Financial Statement Presentation – Certain reclassifications have been made to the 2003 and 2002 financial statements to conform with the 2004 financial statement presentation. Such reclassification had no effect on net income as previously reported.

NOTE 3	DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $11.2 million and $6.0 million at December 31, 2004 and 2003, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

NOTE 4	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
December 31, 2004
Available for Sale
U.S. Government Agencies	$5,700	$—	$26	$5,674
Municipal Governments	100	1	—	101

Total Securities AFS	$5,800	$1	$26	$5,775

December 31, 2003
Available for Sale
U.S. Government Agencies	$10,612	$8	$6	$10,614
Municipal Governments	101	4	—	105

Total Securities AFS	$10,713	$12	$6	$10,719

During the month of December 2003, the Bank reclassified all securities from held to maturity to available for sale to provide additional liquidity. At December 31, 2004 and 2003, the Bank had not identified any securities as held to maturity.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4	INVESTMENT SECURITIES (CONTINUED):

The amortized cost and approximate fair value of securities available for sale that were in a loss position at December 31, 2004 are shown below.

		Gross Unrealized Losses
December 31, 2004	Amortized Cost	Loss Position < 12 Months	Loss Position > 12 Months	Fair Values
U.S. Government Agencies	$5,700	$26	$—	$5,674

Totals	$5,700	$26	$—	$5,674

At December 31, 2004, the available for sale portfolio included 5 individual investments for which the fair market value was less than amortized cost. Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. These unrealized losses are primarily attributable to changes in interest rates resulting from market fluctuations. The Company has the ability to hold the securities contained in the previous table for the time necessary to recover the amortized cost.

The amortized cost and fair value of investment securities at December 31, 2004, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available for Sale
Due in one year or less	$2,607	$2,602	2.44%
Due after one year through five years	3,193	3,173	2.50%

Total	$5,800	$5,775	2.47%

Investment securities with a carrying value of $3.1 million and $3.3 million at December 31, 2004 and 2003, were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $1.4 million as of December 31, 2004 and 2003, respectively.

NOTE 5	LOANS:

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2004	2003
Commercial, financial and agricultural	$70,915	$58,593
Real estate - construction	11,332	7,258
Real estate - mortgages	255,925	185,191
Installment loans to individuals	45,395	44,396

Total Loans	$383,567	$295,438

The following is a summary of information at December 31, pertaining to nonperforming loans:

(Dollars are in thousands)	2004	2003
Principal:
Nonaccrual Loans	$773	$539
Loans past due 90 days or more still accruing interest	115	26

Total Loans	$888	$565

At the end of 2004, impaired loans totaled $891 thousand with a valuation allowance of $4 thousand. Interest income not recognized on these loans was $75 thousand. The average investment in impaired loans was $81 thousand in 2004.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

(Dollars are in thousands)	2004	2003	2002
Balance, beginning of year	$2,432	$2,224	$1,793
Provision for loan losses	990	364	603
Recoveries of loans charged off	20	31	35
Loans charged off	(352)	(187)	(207)

Balance, End of Year	$3,090	$2,432	$2,224

Percentage of Loans	0.81%	0.82%	1.00%

NOTE 7	BANK PREMISES AND EQUIPMENT:

Bank premises and equipment at December 31, are summarized as follows:

(Dollars are in thousands)	2004	2003
Land	$3,784	$2,960
Buildings and improvements	12,237	8,252
Furniture and equipment	7,481	4,909
Vehicles	344	248
Construction in progress	234	1,226

	24,080	17,595
Less accumulated depreciation	(4,677)	(3,304)

Bank Premises and Equipment	$19,403	$14,291

Depreciation expense for 2004, 2003 and 2002 was $1.4 million, $1.1 million, and $866 thousand respectively.

At December 31, 2004, construction in progress included the costs of buildings and land for new branches in Virginia at Bluefield and Esserville and in Piney Flats, Tennessee. Each location is anticipated to be complete and operational as full service branches during 2005 at an additional cost of $2.6 million. At December 31, 2003, construction in progress included the costs of buildings and land purchased for a new branch at Abingdon, Virginia and the operations center at Honaker, Virginia which have been completed and placed in service.

NOTE 8	OTHER TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100,000 was $79.9 million and $57.1 million at December 31, 2004 and 2003, respectively

At December 31, 2004, the scheduled maturities of certificates of deposit are as follows (dollars are in thousands):

2005	$229,759
2006	20,919
2007	19,684
2008	4,061
2009	2,810
After five years	—

Total	$277,233

NOTE 9	INCOME TAX EXPENSE:

The components of income tax expense for the years ended December 31, are as follows:

(Dollars are in thousands)	2004	2003	2002
Current expense	$1,437	$1,161	$643
Deferred expense (benefit)	245	286	435

Net Income Tax	$1,682	$1,447	$1,078

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9	INCOME TAX EXPENSE (CONTINUED):

The deferred tax expense (benefit) resulting from temporary differences for the years ended December 31 is as follows:

(Dollars are in thousands)	2004	2003	2002
Organization and start-up cost	$2	$7	$19
Provision for loan losses	(257)	(105)	(149)
Depreciation	420	284	438
Deferred compensation expense	(29)	(23)	(27)
Unrealized accretion income	—	(4)	4
Net earnings on bank owned life insurance	114	126	165
Capitalized interest and repair expense	(5)	1	(15)

Deferred Income Tax Expense (Benefit)	$245	$286	$435

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands)	2004	2003	2002
Deferred Tax Assets:
Organization and start-up cost	$7	$9	$17
Allowance for loan losses	970	713	608
Deferred compensation	80	51	27
Unrealized loss on securities Available for sale	9
Capitalized interest and repair expense	24	19	20

Total Assets	1,090	792	672

Deferred Tax Liabilities:
Accelerated depreciation	1,430	1,010	725
Unrealized accretion income	—	—	4
Unrealized gain on securities Available for sale	—	2	—
Net unrealized income on bank owned life insurance	406	292	166

Total Liabilities	1,836	1,304	895

Net Deferred Tax Asset (Liability)	$(746)	$(512)	$(223)

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

(Dollars are in thousands)	2004	2003	2002
Income tax expense at the applicable federal rate	$1,680	$1,450	$1,107
Permanent differences resulting from:
Nondeductible expenses	15	3	3
Tax exempt interest income	(63)	(17)	(15)
State income taxes less federal tax effect	32	12	7
Other adjustments	(18)	(1)	(24)

Income Tax Expense	$1,682	$1,447	$1,078

Certain deferred tax assets and deferred tax liabilities for 2002 have been restated to conform with amended tax returns filed. Current and deferred income tax expense for 2002 has also been reclassified due to the changes in deferred tax assets and liabilities.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10	RELATED PARTY TRANSACTIONS:

During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to $10.7 million at December 31, 2004 and $7.9 million at December 31, 2003. During the year ended December 31, 2004, total principal additions were $11.0 million and principal payments were $10.7 million. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Total related party deposits held at the Bank were $11.7 million and $12.1 million at the end of years 2004 and 2003, respectively.

During the first quarter of 2004, the Bank finished construction of its branch location in Grundy, Virginia. The property was subdivided into condominiums. One unit was sold to Director Michael McGlothlin for a price of $375,000 to relocate his law practice. The Board of directors approved the transaction without participation by Director McGlothlin and he abstained from the vote.

NOTE 11	RETIREMENT PLANS:

The Company has established a qualified defined contribution plan which covers all full time employees. Under the plan the Company matches employee contributions up to a maximum of 5% of their salary. The Company contributed $264 thousand, $178 thousand, and $143 thousand to the defined contribution plan for 2004, 2003 and 2002, respectively.

In addition, in 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. Expenses related to the plan were $87 thousand, $69 thousand, and $0 for 2004, 2003, and 2002, respectively.

NOTE 12	COMMON STOCK:

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

New Peoples’ Stock Option Plan (“the Plan”) was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of the Company by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. The Plan provides that options for up to 900,000 shares of the Company’s common stock may be issued to employees and directors. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of the Company. All options are subject to exercise or forfeiture if the Company’s capital falls below its minimum requirements, as determined by its primary state or federal regulators. The Plan will expire on May 31, 2011, unless terminated earlier by the Board of Directors. At December 31, 2004, there were 378,500 additional shares available for grant under the Plan.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13	STOCK OPTION PLAN (CONTINUED):

Information about stock options outstanding at December 31, 2004 follows:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 7.50	234,400	7.00 years	$7.50
$10.00	164,500	8.52 years	$10.00
$13.50	103,000	10.00 years	$13.50

Totals	501,900	8.11 years	$11.32

A summary of the status of the Company’s stock option plan is presented below:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding and exercisable, Beginning of year	319,966	$8.12	252,466	$7.50	256,000	$7.50
Granted	189,000	11.91	79,500	10.00	—	—
Exercised	7,066	7.85	(10,000)	7.50	(2,534)	7.50
Forfeited	—	—	(2,000)	7.50	(1,000)	7.50

Outstanding and exercisable, end of year	501,900	$11.32	319,966	$8.12	252,466	$7.50

NOTE 14	LEASING ACTIVITIES:

The Company’s leasing activities consist of the leasing of land and buildings under agreements in which the Bank is lessee. These leases have been classified as operating leases.

The following is a schedule by years of future minimum rental payments required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004:

Year ending December 31:
2005	$50
2006	29
2007	8
2008	9
2009	9
Thereafter	51

Total minimum payments required	$156

Rental commitments of less than one year are not included in the above schedule. Rentals charged to operations under operating leases were $55 thousand, $46 thousand, and $21 thousand for the years ended 2004, 2003, and 2002, respectively.

NOTE 15	DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of January 1, 2005, approximately $6.1 million was available for dividend distribution.

NOTE 16	AVAILABLE LINES OF CREDIT:

The Bank has federal funds lines of credit with correspondent banks totaling $20.4 million as of December 31, 2004. In addition, the Bank may borrow up to $65.3 million from the Federal Home Loan Bank which is secured by a blanket lien on residential real estate loans.

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

Financial instruments whose contract amount represents credit risk were as follows:

(Dollars are in thousands)	2004	2003
Commitments to extend credit	$31,596	$22,080
Standby letters of credit	1,342	721

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED):

Commitments to extend credit are agreements to lend to a customer at either a fixed or variable interest rate as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

NOTE 18	CONCENTRATION OF CREDIT RISK:

The Company recognizes a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of its capital structure, or $9.0 million as of December 31, 2004. Certain concentrations may pose credit risk. Note 5 shows the types of loans made by the Bank. A substantial portion of the Bank’s loans are secured by real estate. The Bank does not have any significant concentrations to any one industry or customer. Through periodic credit analyses, management monitors concentrations to assess and mitigate potential losses that may arise.

NOTE 19	REGULATORY MATTERS:

The Company and the Bank are subject to various capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of August 30, 2004, the most recent date of notification, the Commonwealth of Virginia State Corporation Commission Bureau of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19	REGULATORY MATTERS (CONTINUED):

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2004 and 2003, respectively.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2004:
Total Capital to Risk Weighted Assets
The Company	$50,205	13.72%	$29,272	8%	$	N/A	N/A
The Bank:	37,475	10.31%	29,088	8%		36,361	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	47,115	12.88%	14,636	4%		N/A	N/A
The Bank	34,385	9.46%	14,544	4%		21,816	6%
Tier 1 Capital to Average Assets:
The Company	47,115	10.64%	17,708	4%		N/A	N/A
The Bank	34,385	8.00%	17,189	4%		21,487	5%
December 31, 2003:
Total Capital to Risk Weighted Assets:
The Company	$35,233	13.10%	$21,510	8%	$	N/A	N/A
The Bank	31,346	11.66%	21,510	8%		26,887	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	32,801	12.20%	10,755	4%		N/A	N/A
The Bank	28,914	10.75%	10,755	4%		16,132	6%
Tier 1 Capital to Average Assets:
The Company	32,801	9.29%	14,122	4%		N/A	N/A
The Bank	28,914	8.19%	14,122	4%		17,652	5%

NOTE 20	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 (SFAS 107) “Disclosures About the Fair Value of Financial Statements” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at December 31, 2004 and 2003, are as follows:

	December 31, 2004		December 31, 2003
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Assets
Cash and due from bank	$15,281	$15,281	$8,746	$8,746
Federal funds sold	2,124	2,124	3,327	3,327
Investment securities	5,775	5,775	10,719	10,719
Equity securities (restricted)	1,441	1,441	1,365	1,365
Loans	384,672	383,567	297,287	295,438
Accrued interest receivable	2,272	2,272	1,896	1,896
Life insurance investments	8,694	8,694	8,359	8,359
Financial Liabilities
Demand Deposits:
Non-interest bearing	45,924	45,924	33,296	33,296
Interest-bearing	21,518	21,518	19,802	19,802
Savings deposits	43,445	43,445	40,418	40,418
Time deposits	277,608	277,233	216,321	214,705
Accrued interest payable	891	891	496	496
Trust preferred securities	11,341	11,341	—	—

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2004 and 2003.

NOTE 21	TRUST PREFERRED SECURITIES:

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds are being used for general corporate purposes which may include capital management for affiliates, retirement of indebtedness and other investments. Under the terms of the subordinated debt transaction, the securities mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. Due to the ability to defer interest and principal payments for 60 months without being considered in default, the regulatory agencies consider the trust preferred securities as Tier 1 capital. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at December 31, 2004 of 4.67%.

NOTE 22	RECENT ACCOUNTING DEVELOPMENTS

In December 2003, the FASB revised Interpretation No. 46, “Consolidation of Variable Interest Entities” issued in January 2003 (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (VIEs) that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) have equity investors that lack an essential characteristic of a controlling financial interest. FIN 46 (R) introduced a new scope exception for certain types of entities that qualify as a “business” as defined in FIN 46 (R), revised the method of calculating expected losses and residual returns for determination of the primary beneficiary and included new guidance for assessing variable interests. No new consolidation was required as a result of applying FIN 46 or FIN 46 (R). The implementation of FIN 46 (R) did not have and is not expected to have a significant impact on the financial condition or results of operations of the Company.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”), reached consensus on EITF 03-01, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.” EITF 03-01 requires that unrealized losses on investment securities that are deemed other-than-temporary be recorded as an adjustment to operations. The guidance applies to certain debt and equity securities within the scope of SFAS No. 115. EITF 03-01 provides that investments that have declined in value due to credit concerns or to changes in the interest rate environment and/or sector spreads must be recorded as other-than-temporarily impaired, unless the investor can demonstrate the positive ability and intent to hold such securities until a forecasted recovery of fair value or until maturity of the security. EITF 03-01 requires separate disclosure related to unrealized losses for securities that have been in an unrealized loss position for a period of less that twelve months and for those that have been in an unrealized loss position for a period greater than twelve months, for financial statements issued for years ending after December 15, 2003. The loss recognition provisions of other-than-temporary losses under EITF 03-01 were to be effective September 30, 2004, however, the FASB issued FASB Staff Position EIFT 03-01-1, which deferred the effective date until further implementation guidance could be established. Management will continue to monitor changes in the guidance and evaluate the impact of initial adoption on the financial condition and results of operations of the Company.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment (Revised 2004)” (SFAS 123 (R)”). SFAS 123 (R) replaces SFAS 123 and supercedes APB Opinion Number 25. This standard requires all entities to recognize compensation expense in an amount equal to the grant date fair value of stock options and other share-based payments. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123 (R) as of the first interim or annual reporting period that begins after June 15, 2005. This statement is to be applied using a modified version of prospective application. Compensation expense is required to be recorded (as previous awards continue to vest) for the unvested portion of previously granted

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED

NOTE 22	RECENT ACCOUNTING DEVELOPMENTS (CONTINUED):

awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123(R) by adjusting previously issued financial statements on a basis consistent with the amounts of the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS No. 123. Management has not completed its evaluation of the effect of adoption of SFAS 123 (R), but believes that the effect will be consistent with the application in its pro forma disclosures that had been required by SFAS No. 123.

NOTE 23	PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2003

(In Thousands)

	2004	2003
ASSETS
Due from banks	$10,507	$3,785
Investment in subsidiaries	35,039	28,987
Premises and fixed assets	2,163	—
Other assets	323	42

Total Assets	$48,032	$32,814

LIABILITIES
Accrued interest payable	$121	$—
Accrued expenses and other liabilities	60	9
Due to subsidiaries	412	—
Trust preferred securities	11,341	—

Total Liabilities	$11,934	$9

STOCKHOLDERS’ EQUITY
Common stock - $ 2.00 par value, 12,000,000 shares authorized; 6,910,069 and 6,903,003 shares issued and outstanding for 2004 and 2003, respectively	13,820	13,806
Paid-in-Surplus	13,118	13,076
Retained earnings	9,177	5,919
Accumulated other comprehensive income (loss)	(17)	4

Total Stockholders’ Equity	36,098	32,805

Total Liabilities and Stockholders’ Equity	$48,032	$32,814

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003

AND ONE MONTH ENDED DECEMBER 31, 2002

(Dollars in Thousands)

	2004	2003	2002
Income
Dividends from subsidiaries	$—	$—	$—
Miscellaneous income	28	—	—
Undistributed income from subsidiaries	3,331	2,872	2,194

Total Income	3,359	2,872	2,194

Expenses
Trust preferred securities interest expense	232	—	—
Legal fees	42	7	—
Accounting fees	69	45	—
Other operating expenses	15	36	—
Shareholder related expenses	26	—	24

Total Expenses	384	88	24

Income before Income Taxes	2,975	2,784	2,170
Income Tax Benefit	283	30	8

Net Income	$3,258	$2,814	$2,178

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23	PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003

AND THE ONE MONTH ENDED DECEMBER 31, 2002

(Dollars and Shares in Thousands)

	2004	2003	2002
Cash Flows From Operating Activities:
Net Income	$3,258	$2,814	$2,178
Adjustments to reconcile net income to net cash used in operating activities:
Income of subsidiaries	(3,331)	(2,872)	(2,194)
Net change in:
Other assets	(281)	(22)	(17)
Other liabilities	584	(4)	5

Net Cash Used in Operating Activities	230	(84)	(27)

Cash Flows From Investing Activities:
Payments for the purchase of property	(2,164)	—	—
Investment in subsidiary	(2,400)	(2,772)	(2,250)

Net Cash Used in Investing Activities	(4,564)	(2,772)	(2,250)

Cash Flows From Financing Activities:
Net proceeds from common stock offering	—	3,431	5,393
Net proceeds for trust preferred securities	11,000	—	—
Exercise of stock options	56	75	19

Net Cash Provided by Financing Activities	11,056	3,506	5,412

Net Increase in Cash and Cash Equivalents	6,722	650	3,135
Cash and Cash Equivalents, Beginning of Year	3,785	3,135	—

Cash and Cash Equivalents, End of Year	$10,507	$3,785	$3,135

NOTE 24	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2004 Quarters
(Dollars and shares in thousands)	Fourth	Third	Second	First
Income statement
Interest income	$6,659	$6,223	$5,904	$5,479
Interest expense	1,962	1,719	1,445	1,345
Net interest income	4,697	4,504	4,459	4,134
Noninterest income	711	642	723	482
Total revenue	5,408	5,146	5,182	4,616
Provision for credit losses	370	220	280	120
Noninterest expense	4,047	3,711	3,343	3,321
Income before income taxes	991	1,215	1,559	1,175
Income tax expense	373	375	532	402
Net income	618	840	1,027	773
Average common shares issued and outstanding	6,909	6,909	6,906	6,905
Average diluted common shares issued and outstanding	7,067	7,054	7,036	7,002
Period end balance sheet
Total loans and leases	$383,567	$366,427	$347,398	$324,029
Total assets	437,751	418,762	394,201	368,334
Total deposits	388,120	369,644	345,524	329,545
Total shareholders’ equity	36,098	35,494	34,619	33,606

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24	SELECTED QUARTERLY INFORMATION (UNAUDITED) (CONTINUED):

	2003 Quarters
(Dollars and shares in thousands)	Fourth	Third	Second	First
Income statement
Interest income	$5,384	$5,102	$4,838	$4,632
Interest expense	1,459	1,610	1,597	1,666
Net interest income	3,925	3,492	3,241	2,966
Noninterest income	503	491	440	373
Total revenue	4,428	3,983	3,681	3,339
Provision for credit losses	—	30	174	160
Gains (losses) on sales of securities	(5)	—	—	—
Noninterest expense	3,132	2,798	2,608	2,268
Income before income taxes	1,296	1,155	899	911
Income tax expense	447	394	306	300
Net income	849	761	593	611
Average common shares issued and outstanding	6,903	6,901	6,898	6,801
Average diluted common shares issued and outstanding	6,971	6,970	6,968	6,871
Period end balance sheet
Total loans and leases	$295,438	$268,745	$250,942	$234,170
Total assets	342,508	348,672	328,262	303,335
Total deposits	308,221	314,966	295,800	271,330
Total shareholders’ equity	32,805	31,953	31,155	30,562

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in New Peoples’ internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting. However, as discussed further below, in the first fiscal quarter of 2005 New Peoples has begun to implement certain changes to its internal control over financial reporting that are intended to improve, and are reasonably likely to materially affect, its internal control over financial reporting.

As of the date of filing this Form 10-K, New Peoples is in the process of testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management report on the effectiveness of New Peoples’ internal control over financial reporting and for New Peoples’ independent registered public accountants to attest to this report. New Peoples is eligible for a 45 day extension of time allowed by the Securities and Exchange Commission for companies of a certain size to file this management report and the related attestation. New Peoples has elected to use this 45 day extension and, therefore, this Form 10-K does not include the management report or the related attestation. New Peoples intends to complete the process of testing its internal control procedures and to file the required report and related attestation in an amended Form 10-K, which New Peoples anticipates filing in April 2005.

Based on testing performed to date, management identified in February 2005 certain control deficiencies in NPB Financial, a new startup division. These deficiencies relate to the design effectiveness of certain internal controls regarding segregation of duties in the processes of initiating, authorizing, recording, processing, and reporting certain insurance and brokerage transactions, as well as the design effectiveness of related fraud detection controls. Management has concluded that the above-described deficiencies constitute a material weakness as defined by Public Company Accounting Oversight Board Accounting Standard No. 2. Management, with the oversight of the Audit Committee of the Board of Directors, has taken steps to address these control deficiencies and is committed to effectively remediating these deficiencies as soon as possible. Although the company’s remediation efforts are underway, management will be unable to conclude that New Peoples’ internal control over financial reporting was effective as of December 31, 2004. As a result, New Peoples’ believes that its independent registered public accounting firm will issue an adverse opinion on the effectiveness of New Peoples’ internal control over financial reporting for the fiscal year ended December 31, 2004. New Peoples does not believe that management’s conclusion with respect to New Peoples’ internal controls over financial reporting will preclude an unqualified opinion on the financial statements contained in New People’s 2004 Annual Report on Form 10-K and prepared in conformity with accounting principles generally accepted in the United States of America.

No other material weaknesses have been identified to date in connection with New Peoples’ year-end assessment of internal controls.

Disclosure Controls and Procedures

We also maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion was due to the determination, discussed in “Internal Control Over Financial Reporting” above, that a material weakness existed in New Peoples’ internal control over financial reporting at December 31, 2004 as a result of the identified control deficiencies in NPB Financial, and that, as a result, a more than remote likelihood existed that a material misstatement of New Peoples’ financial statements would not be prevented or detected.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within New Peoples to disclose material information otherwise required to be set forth in our periodic reports.

Item 9B.	Other Information

None.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for New Peoples’ 2005 Annual Meeting of Shareholders (2005 Proxy Statement) to be held on June 7, 2005.

Item 10.	Directors and Executive Officers of the Registrant

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained under the captions “Director Compensation,” “Executive Compensation and Related Party Transactions” and “Stock Performance” in the 2005 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2005 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information contained under the caption “Transactions with Management” in the 2005 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained under the caption “Audit Information” in the 2005 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules

Exhibits

The following exhibits are filed as part of this Form 10-K, and this list includes the exhibit index:

2	Agreement and Plan of Share Exchange dated August 15, 2001 (incorporated by reference to Exhibits to Form 8-K filed December 12, 2002)

3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004)

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001)

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004)

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004)

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Kenneth D. Hart (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Kenneth D. Hart

10.6*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr.

10.7*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr.

14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21	Subsidiaries of the Registrant

24	Powers of Attorney (contained on signature page)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ KENNETH D. HART
Kenneth D. Hart President and Chief Executive Officer
Date:	March 30, 2005

By:	/s/ C. TODD ASBURY
C. Todd Asbury Senior Vice President and Chief Financial Officer
Date:	March 30, 2005

POWER OF ATTORNEY

Each of the undersigned hereby appoints Kenneth D. Hart and C. Todd Asbury, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Report”), and any and all amendments to such Report, including any amendment for the purpose of complying with Section 404 of the Sarbanes-Oxley Act, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TIM BALL Tim Ball	Director	March 30, 2005

/s/ JOE CARTER Joe Carter	Director	March 30, 2005

/s/ JOHN D. COX John D. Cox	Director	March 30, 2005

/s/ CHARLES H. GENT Charles H. Gent	Director	March 30, 2005

/s/ HAROLD LYNNE KEENE Harold Lynne Keene	Director	March 30, 2005

/s/ FRANK KILGORE Frank Kilgore	Director	March 30, 2005

/s/ JOHN MAXFIELD John Maxfield	Director	March 30, 2005

/s/ MICHAEL G. MCGLOTHLIN Michael G. McGlothlin	Director	March 30, 2005

/s/ FRED MEADE Fred Meade	Director	March 30, 2005

/s/ BILL ED SAMPLE Bill Ed Sample	Director	March 30, 2005

/s/ EARNEST VIRGIL SAMPSON, JR Earnest Virgil Sampson, Jr.	Director	March 30, 2005

/s/ STEPHEN H. STARNES Stephen H. Starnes	Director	March 30, 2005

/s/ PAUL VENCILL, JR. Paul Vencill, Jr.	Director	March 30, 2005

/s/ B. SCOTT WHITE B. Scott White	Director	March 30, 2005