Form 10-K/A
period 2004-12-31
NEW PEOPLES BANKSHARES INC
filed 2005-05-02
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

New Peoples Bankshares, Inc. is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2004 to include Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Management’s Report on Internal Control Over Financial Reporting, which were omitted from its Form 10-K in reliance on a 45 day extension of time allowed by the SEC for companies of a certain size to file these reports.

PART II

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting practices.

All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Brown, Edwards & Company, LLP, our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for 2004. However, in connection with the audit procedures for the audit of our 2004 financial statements and internal controls assessment, we were not able to complete the documentation and testing of a sufficient amount of key controls in our processes to satisfy Brown, Edwards & Company, LLP with regard to their effectiveness. Our original date for compliance with Section 404 of the Sarbanes-Oxley Act, as a non-accelerated filer, was our first fiscal year ending on or after July 15, 2005 (i.e., December 31, 2005). However, we became an accelerated filer as of December 31, 2004, as a result of our stock price based on a limited number of stock transactions during the second quarter of 2004. Accelerated filer status significantly accelerated our deadline and put us behind on the process. We did not have adequate resources to complete the required documentation and testing by December 31, 2004. Accordingly, in consultation with Brown, Edwards, we have concluded that we are unable to assess all key controls of our internal control over financial reporting as of December 31, 2004 and, therefore, Brown, Edwards has issued a “disclaimer” opinion, included herein, indicating that they do not express an opinion as to management’s assessment and as to the effectiveness of our internal control over financial reporting as of December 31, 2004.

Notwithstanding the above, management is strengthening New Peoples’ internal control over financial reporting beyond what has existed in prior years. In the course of performing its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, management has thus far identified the following material weakness in our internal control over financial reporting:

In February 2005, we identified certain control deficiencies in NPB Financial Services, Inc., a new startup division. These deficiencies relate to the design effectiveness of certain internal controls regarding segregation of duties in the processes of initiating, authorizing, recording, processing, and reporting certain insurance and brokerage transactions, as well as the design effectiveness of related fraud detection. Management has concluded that the above-described deficiencies constitute a material weakness.

Since the discovery of the material weakness in internal controls described above, we have taken various actions to remediate our internal control in this subsidiary including, but not limited to, the following:

(1)	We have made management changes at NPB Financial during the first quarter of 2005 and continue to establish a greater level of control over the subsidiary’s overall management.

(2)	We are improving our process of segregating the function of production of and accounting for sold commissions by having all additional commissions sent directly to the accounting department. Due to the hiring of an additional accountant, these duties are now more properly segregated and are supervised by a senior accounting official.

(3)	We have improved our system of identifying sales through the finalization of pending contracts with insurance companies, which allows us to have a better understanding of what commissions are receivable and to better prevent the diversion of commissions to another party.

(4)	We are in the process of changing our recording procedures for sold items by requiring verification with the insurance companies prior to recording.

(5)	We are in the process of changing our broker-dealer relationship to provide a higher level of compliance and controls related to investment products.

The continued implementation of the initiatives described above is among our highest priorities. We have discussed our corrective actions and future plans with our Audit Committee and Brown, Edwards and, as of the date of this report, we believe the actions outlined above should correct the above-listed material weakness in our internal control. However, we cannot assure you that either we or our independent accountants will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective based on those criteria.

Notwithstanding Brown, Edwards & Company, LLP’s “disclaimer” opinion, Brown, Edwards & Company has indicated its agreement with the above listed weakness in our internal controls and has advised our audit committee of our board of directors that the identified internal control weakness does not affect its unqualified report on our consolidated financial statements for 2004.

Changes in Internal Control Over Financial Reporting

In the fourth fiscal quarter of 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The material weakness related to NPB Financial was not discovered until February 2005. As such, the remedial changes to our internal control over financial reporting, discussed above, occurred in the first quarter of 2005, not the fourth quarter of 2004. We expect these changes to materially affect and improve our internal control over financial reporting.

Disclosure Controls and Procedures

We also maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion was due to the determination, discussed in “Management’s Report on Internal Control Over Financial Reporting” above, that a material weakness existed in New Peoples’ internal control over financial reporting at December 31, 2004 as a result of the identified control deficiencies in NPB Financial, and that, as a result, a more than remote likelihood existed that a material misstatement of New Peoples’ financial statements would not be prevented or detected.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within New Peoples to disclose material information otherwise required to be set forth in our periodic reports.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER REPORTING

To the Board of Directors and Stockholders

New Peoples Bankshares, Inc.:

We were engaged to audit management’s assessment, included in Management’s Report on Internal Control over Financial Reporting (included in Item 9 of this Form 10-K), that New Peoples Bankshares, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness has been identified and included in management’s assessment as of December 31, 2004, with regard to the design effectiveness of certain internal controls regarding segregation of duties in the processes of initiating, authorizing, recording, processing, and reporting certain insurance and brokerage transactions, as well as the design effectiveness of related fraud detection controls in NPB Financial Services, Inc., a new startup division. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 4, 2005 on those financial statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management was unable to complete its documentation and testing of internal control over financial reporting as of December 31, 2004, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended, and our report dated March 4, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ BROWN EDWARDS & COMPANY LLP

Bluefield, West Virginia

April 29, 2005

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

The following exhibits are filed as part of this Form 10-K/A, and this list includes the exhibit index:

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
Date:	May 2, 2005

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date:	May 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ KENNETH D. HART Kenneth D. Hart	President and Chief Executive Officer	May 2, 2005

/s/ C. TODD ASBURY C. Todd Asbury	Senior Vice President and Chief Financial Officer	May 2, 2005

*/s/ TIM BALL Tim Ball	Director	May 2, 2005

*/s/ JOE CARTER Joe Carter	Director	May 2, 2005

*/s/ JOHN D. COX John D. Cox	Director	May 2, 2005

*/s/ CHARLES H. GENT Charles H. Gent	Director	May 2, 2005

*/s/ HAROLD LYNNE KEENE Harold Lynne Keene	Director	May 2, 2005

*/s/ FRANK KILGORE Frank Kilgore	Director	May 2, 2005

*/s/ JOHN MAXFIELD	Director	May 2, 2005
John Maxfield

*/s/ MICHAEL G. MCGLOTHLIN	Director	May 2, 2005
Michael G. McGlothlin

*/s/ FRED MEADE	Director	May 2, 2005
Fred Meade

*/s/ BILL ED SAMPLE	Director	May 2, 2005
Bill Ed Sample

*/s/ EARNEST VIRGIL SAMPSON, JR	Director	May 2, 2005
Earnest Virgil Sampson, Jr.

*/s/ STEPHEN H. STARNES	Director	May 2, 2005
Stephen H. Starnes

*/s/ PAUL VENCILL, JR.	Director	May 2, 2005
Paul Vencill, Jr.

*/s/ B. SCOTT WHITE	Director	May 2, 2005
B. Scott White

/s/ KENNETH D. HART	Attorney-in-Fact	May 2, 2005
Kenneth D. Hart
Attorney-in-Fact*