Form 10-Q
period 2005-03-31
NEW PEOPLES BANKSHARES INC
filed 2005-05-16
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 000-33411

NEW PEOPLES BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	31-1804543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

67 Commerce Drive Honaker, Virginia	24260
(Address of principal executive offices)	(Zip Code)

(276) 873-7000

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

6,910,304 shares of common stock, par value $2.00 per share, outstanding as of May 9, 2005

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2005	2004
INTEREST AND DIVIDEND INCOME
Loans including fees	$6,642	$5,431
Federal funds sold	23	6
Investments	56	42

Total Interest and Dividend Income	6,721	5,479

INTEREST EXPENSE
Deposits
Demand	32	37
Savings	110	86
Time deposits	1,837	1,219
Interest on FHLB Advances	—	3
Interest on Trust Preferred Securities	152	—

Total Interest Expense	2,131	1,345

NET INTEREST INCOME	4,590	4,134
PROVISION FOR LOAN LOSSES	320	120

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,270	4,014

NONINTEREST INCOME
Service charges	317	259
Fees, commissions and other income	209	122
Life insurance investment income	96	104

Total Noninterest Income	622	485

NONINTEREST EXPENSES
Salaries and employee benefits	2,354	2,077
Occupancy expense	584	418
Other real estate	12	3
Other operating expenses	959	826

Total Noninterest Expenses	3,909	3,324

INCOME BEFORE INCOME TAXES	983	1,175

INCOME TAX EXPENSE	295	402

NET INCOME	$688	$773

Earnings Per Share
Basic	$.10	$.11

Fully Diluted	$.10	$.11

Average Weighted Shares of Common Stock
Basic	6,910,116	6,905,286

Fully Diluted	7,206,119	7,002,366

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$14,046	$15,281
Federal funds sold	352	2,124

Total Cash and Cash Equivalents	14,398	17,405

Investment Securities
Available-for-sale	5,759	5,775

Loans receivable	402,868	383,567
Allowance for loan losses	(3,361)	(3,090)

Net Loans	399,507	380,477

Bank premises and equipment, net	19,825	19,403
Equity securities (restricted)	1,804	1,441
Other real estate owned	1,131	1,186
Accrued interest receivable	2,395	2,272
Life insurance investments	8,777	8,694
Other assets	1,364	1,098

Total Assets	$454,960	$437,751

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$48,484	$45,924
Interest-bearing	22,872	21,518
Savings deposits	45,483	43,445
Time deposits	283,919	277,233

Total Deposits	400,758	388,120

Federal Home Loan Bank advances	3,688	—
Accrued interest payable	987	891
Accrued expenses and other liabilities	1,408	1,301
Trust preferred securities	11,341	11,341

Total Liabilities	418,182	401,653

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 12,000,000 shares authorized; 6,910,204 and 6,910,069 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	13,820	13,820
Additional paid-in-capital	13,119	13,118
Retained earnings	9,865	9,177
Accumulated other comprehensive income	(27)	(17)

Total Stockholders’ Equity	36,778	36,098

Total Liabilities and Stockholders’ Equity	$454,960	$437,751

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings/ (Accum- ulated Deficit)	Accum- ulated Other Compre- hensive Income (Loss)	Total Shareholders’ Equity	Compre- hensive Income (Loss)
Balance, December 31, 2003	6,903	$13,806	$13,076	$5,919	$4	$32,805

Net Income				$773		$773	$773
Unrealized loss (net of tax) on available-for-sale securities, net of reclassification adjustment of $9					8	8	8

Stock Options Exercised	3	5	15			20

Balance, March 31, 2004	6,906	$13,811	$13,091	$6,692	$12	$33,606	$781

Balance, December 31, 2004	6,910	13,820	13,118	9,177	(17)	36,098	3,237

Net Income				688		688	688

Unrealized loss on available-for-sale securities, net of taxes of $5					(10)	(10)	(10)

Stock Options Exercised			1			1

Balance, March 31, 2005	6,910	$13,820	$13,119	$9,865	$(27)	$36,778	$3,916

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(IN THOUSANDS)

(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$688	$773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	463	312
Provision for loan losses	320	120
Income (less expenses) on life insurance	(83)	(92)
Loss on sale of foreclosed real estate	13	3
Amortization of bond premiums	7	20
Net change in:
Interest receivable	(123)	80
Other assets	(266)	(8)
Accrued expenses and other liabilities	203	523

Net Cash Provided by Operating Activities	1,222	1,731

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(19,350)	(28,642)
Proceeds from sale and maturities of securities available-for-sale		4,914
Purchase of Federal Reserve Bank stock	—	(28)
Purchase of Federal Home Loan Bank stock	(363)	(397)
Payments for the purchase of property	(885)	(1,128)
Proceeds from the sale of property	—	375
Proceeds from sale of other real estate owned	42	—

Net Cash Used in Investing Activities	(20,556)	(24,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock options exercised	1	20
Proceeds from Federal Home Loan Bank advances	3,688	3,178
Net change in:
Demand and savings deposits	5,952	7,441
Time deposits	6,686	13,883

Net Cash Provided by Financing Activities	16,327	24,522

Net increase (decrease) in cash and cash equivalents	(3,007)	1,347

Cash and Cash Equivalents, Beginning of Period	17,405	12,073

Cash and Cash Equivalents, End of Period	$14,398	$13,420

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$2,035	$1,337

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (“the Company”) is a financial holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (“the Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. In addition, as a member of the Federal Reserve System, the Bank is also subject to regulation by the Board of Governors of the Federal Reserve System. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities.

NOTE 2 ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2005, and the results of operations for the three month periods ended March 31, 2005 and 2004. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 ACCOUNTING CHANGE:

In December 1986, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” As permitted, the Company adopted the provisions of this Statement for lending transactions entered into and commitments granted on or after January 1, 2005. Accordingly, loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the contractual life of the related loans.

Before adopting Statement 91, the Company recognized loan origination and commitment fees as income in the period the loan or commitment was granted. The related costs associated with originating those loans and commitments were recognized in salary expense in the period incurred. As a result of adopting Statement 91, at March 31, 2005 the Company deferred net loan fees (costs) of $79 thousand that would have otherwise been reflected as income, thereby reducing first quarter 2005 net income by $52 thousand, or $0.01 per share. As of March 31, 2005, approximately $364.7 million, or 90.53% of the loans included in the Company’s financial statements were accounted for under the prior policy.

NOTE 4 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2005
Available for Sale
U.S. Government Agencies	$5,699	$—	$40	$5,659

Municipal Governments	100	—		100

Total Securities AFS	$5,799	$—	$40	$5,759

December 31, 2004
Available for Sale
U.S. Government Agencies	$5,700	$—	$26	$5,674

Municipal Governments	100	1	—	101

Total Securities AFS	$5,800	$1	$26	$5,775

At March 31, 2005 and December 31, 2004, all securities were classified as available for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at March 31, 2005, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available for Sale
Due in one year or less	$5,202	$5,170	2.46%
Due after one year through five years	597	589	2.57%

Total	$5,799	$5,759	2.47%

Investment securities with a carrying value of $3.1 million at March 31, 2005 and at December 31, 2004 were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $1.8 million and $1.4 million at March 31, 2005 and December 31, 2004, respectively.

NOTE 5 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	March 31, 2005	December 31, 2004
Commercial, financial and agricultural	$84,151	$70,915
Real estate - construction	14,002	11,332
Real estate - mortgages	264,368	255,925
Installment loans to individuals	40,347	45,395

Total Loans	$402,868	$383,567

The following is a summary of information at March 31, 2005 and December 31, 2004 pertaining to nonperforming assets:

(Dollars are in thousands)	March 31, 2005	December 31, 2004
Principal:
Nonaccrual loans	$488	$773
Loans past due 90 days or more still accruing interest	651	115

Total Loans	$1,139	$888

The following is a summary of information at March 31, 2005 and December 31, 2004 pertaining to impaired loans:

(Dollars are in thousands)	March 31, 2005	December 31, 2004
Impaired loans	$1,099	$891
Valuation allowance	$6	$4
Interest income not recognized	$19	$75
Average investment in impaired loans	$995	$81

NOTE 6 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses are as follows:

	For the Three Months Ended
(Dollars are in thousands)	March 31, 2005	March 31, 2004
Balance, Beginning of Period	$3,090	$2,432
Provision for loan losses	320	120
Recoveries of loans charged off	7	6
Loans charged off	(56)	(57)

Balance, End of Period	$3,361	$2,501

Percentage of Loans	0.83%	0.77%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 COMMON STOCK:

During the first quarter of 2005, 135 options to purchase shares of common stock were exercised at $7.50 per share. At March 31, 2005, the following exercisable options were outstanding.

Date of Grant	Outstanding	Exercise Price
December 12, 2001	234,265	$7.50
January 1, 2003	78,500	$10.00
January 1, 2004	86,000	$10.00
November 23, 2004	28,000	$13.50
December 13, 2004	75,000	$13.50

NOTE 8 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury Method.

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including the following: the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future; maintaining capital levels adequate to support our growth; maintaining cost controls and asset quality as we open or acquire new branches; reliance on our management team, including our ability to attract and retain key personnel; the successful management of interest rate risk; changes in general economic and business conditions in our market area; changes in interest rates and interest rate policies; risks inherent in making loans such as repayment risks and fluctuating collateral values; competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources; demand, development and acceptance of new products and services; problems with technology utilized by us; changing trends in customer profiles and behavior; and changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Overview

For the first quarter of 2005, New Peoples Bankshares, Inc. (the “Company”), which is the parent company of New Peoples Bank, Inc. (the “Bank”), continued growing to record levels in assets, loans and deposits.

Net income for the quarter ended March 31, 2005 was $688 thousand, as compared to $773 thousand for the same period ended March 31, 2004. Net income per share was $.10 for the quarter ended March 31, 2005, as compared to $.11 for the same period in 2004. The decrease in net income is due primarily to an increased provision for loan losses, trust preferred interest expense, the deferral of net loan origination fees, and a decreased net interest margin.

During the first quarter of 2005, strong growth was experienced in assets, deposits and loans. At March 31, 2005, total assets were $455.0 million, an increase of $17.2 million, or 3.93%, over December 31, 2004. Total deposits grew $12.6 million, or 3.26%, to $400.8 million, and total loans were $402.9 million, an increase of $19.3 million, or 5.03%, from the amounts at December 31, 2004.

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

Net Interest Income and Net Interest Margin

During the first quarter of 2005, our net interest margin was 4.68%. Although, this is strong compared to peers, we did see a decrease from 5.31% for the same period in 2004. The primary reasons for the decrease are a lower yield on loans, an increase in deposit costs, and trust preferred interest expense incurred.

One reason for the lower yield on loans is the increased competition in more highly competitive markets; consequently, pricing is more competitive and sometimes lower than previous periods. In addition, the implementation of SFAS No. 91: “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” resulted in a net decrease in loan income as explained in Note 3 to the Company’s Consolidated Financial Statements. Loan fees realized in the first quarter of 2004 were $183 thousand as compared to a net realized loan fee income of $35 thousand in the first quarter of 2005. This is a reduction in the annualized loan yield of 20 basis points. Non interest expenses also decreased $92 thousand in the first quarter of 2005 related to the adoption of SFAS 91 as reflected in the decrease in noninterest expenses as a percentage of average assets. See discussion in non-interest expenses.

Our primary source of funds for earning assets comes from deposits. With interest rate increases and premium rates paid at new branches in 2004, interest expense has increased to $2.1 million from $1.3 million. The average cost of funds has increased from 1.94% for the first quarter of 2004 to 2.41% for the first quarter of 2005.

Lastly, we incurred interest expense on trust preferred securities of $152 thousand in the first quarter of 2005 as compared to no trust preferred interest expense in the first quarter of 2004. Trust preferred securities were issued by our wholly owned subsidiary, NPB Capital Trust I in July 2004.

The following table shows the rates earned and paid on earning assets and liabilities for the periods indicated.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

(In Thousands of Dollars)

	For the Quarter Ended March 31, 2005			For the Quarter Ended March 31, 2004
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
ASSETS
Loans including fees(1), (2), (3)	$393,278	$6,642	7.03%	$307,461	$5,431	7.30%
Federal Funds sold	3,790	23	2.48%	2,549	6	0.95%
Other investments	7,219	56	3.18%	9,013	42	1.89%

Total Earning Assets	404,287	6,721	6.92%	319,023	5,479	7.09%

Less: Allowance for loans losses	(3,126)			(2,464)
Non-earning assets	47,394			35,698

Total Assets	$448,555			$352,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$22,463	32	0.58%	$20,544	25	0.49%
Savings	44,341	110	1.01%	40,403	98	0.98%
Time deposits	283,082	1,837	2.66%	219,610	1,219	2.25%
Other borrowings	152	—	0.00%	871	3	1.39%
Trust preferred securities	11,341	152	5.55%	—	—	—

Total interest bearing liabilities	361,379	2,131	2.41%	281,428	1,345	1.94%

Non-interest bearing deposits	48,188			35,997
Other liabilities	2,628			1,763

Total Liabilities	412,195			319,188
Stockholders’ Equity	36,360			33,069

Total Liabilities and Stockholders’ Equity	$448,555			$352,257

Net Interest Income		$4,590			$4,134

Net Yield on Interest Earning Assets			4.68%			5.31%

Net Interest Spread			4.50%			5.15%

(1)	Non-accrual loans are not significant and have been included in the average balance of loans outstanding.
(2)	Net loan origination fees are deferred beginning in the first quarter 2005. Prior periods reflect origination fees as income when collected.
(3)	Tax exempt income is not significant and has been treated as fully taxable.

Loans

We have continued to have strong loan demand as evidenced by an increase in the first quarter of 2005 of $19.3 million to $402.9 million from $383.6 million at December 31, 2004. This increase results from new branches, additional loan officers and an improving economy. A schedule of loans by type is included in the notes to the financial statements. Approximately 69.10% of the loan portfolio at the end of the first quarter of 2005 is secured by real estate.

Provision for Loan Losses

The provision for loan losses was $320 thousand for the first quarter of 2005 compared with $120 thousand for the same period in 2004. The allowance for loan losses was $3.4 million at March 31, 2005 as compared to $3.1 million at December 31, 2004. The ratio of the allowance for loan losses to total loans was .83% at March 31, 2005 and .81% at the end of 2004. Net loans charged off for the first quarter of 2005 remained low at $49 thousand, or .01% of average loans, as compared to $51 thousand for the first quarter of 2004, or .02% of average loans.

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

Certain risk factors exist in the Bank’s loan portfolio. Since the Bank commenced operations in 1998, we have experienced significant loan growth each year. Although we have experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. In addition, recent expansions into new markets increase credit risk. We consider these factors to create an element of higher risk in the loan portfolio.

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status also present higher risk. At March 31, 2005, non-accrual loans totaled $488 thousand, or 0.12% of total loans as compared to $773 thousand, or .20% of total loans at March 31, 2004. The amount of interest that would have been recognized on these loans in the first quarter of 2005 was $19 thousand. Loans greater than 90 days past due and still accruing interest totaled $651 thousand at March 31, 2005 as compared to $115 thousand at March 31, 2004. The increase in the first quarter of 2005 is related to one credit totaling $588 thousand. This loan is in process of collection and is adequately collateralized with real estate. It is our policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal payments or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

Loss experience in the loan portfolio has been minimal. Net loans charged-off over the five year period have not exceeded .10% of average loans in any year. In addition, non-performing assets as a percentage of total loans has not exceeded .34%. The trend has been consistent through the first quarter of 2005. We view these as positive indicators of the quality of those loans originated in the early years of the Bank.

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

All internal and external factors are considered in determining the adequacy of the allowance for loan losses. The methodology used to calculate the allowance provides sufficiently for potential losses present at the end of the period. The evaluation of individual loans is performed by the internal loan review department. Loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is typically determined by either the loan officer or loan review personnel. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance.

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss, which totaled $6 thousand at March 31, 2005, or 0.18 % of the allowance for loan loss, as compared to $4 thousand on December 31, 2004, or 0.13% of the allowance for loan losses. In addition, for these credits adequately secured by collateral, a general allocation is made to allow for any inherent risks. During the first quarter, new pools of loans with higher risk weights were used in the allowance for loan loss calculataion. This change, along with additional volume in the loan portfolio, are the reasons for the increased provision for loan loss in the first quarter of

2005. As we continue to evaluate the loan portfolio and the risk factors present, we will continue to designate pools as deemed appropriate. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may need to be made to the allowance for loan losses.

Deposits

We continued to have excellent growth in deposits, which totaled $400.8 million at March 31, 2005, an increase of $12.6 million, or 3.26%, from $388.1 million at December 31, 2004. The increase in deposits is the result of continued growth in the new branches opened in 2004. The largest areas of growth were in time deposits, which increased $6.7 million, or 2.41%, and demand deposits, which increased $2.6 million, or 5.57%. Savings deposits increased $2.0 million, or 4.69%.

Time deposits of $100,000 or more equaled approximately 20.80% of deposits at March 31, 2005 and 20.59% of deposits at December 31, 2004. We do not have brokered deposits, and internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis.

Capital

Total capital at the end of the first quarter of 2005 was $36.8 million as compared to $36.1 million at the end of December 31, 2004. The increase is primarily the result of net income for the quarter. There were 135 stock options exercised during the first quarter of 2005 at $7.50 per share. Capital as a percentage of total assets was 8.08 % at March 31, 2005 as compared to 8.25% at December 31, 2004, both of which exceeded regulatory requirements.

No dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Noninterest Income

Noninterest income increased to $622 thousand in the first quarter of 2005 from $485 thousand in 2004. The $137 thousand, or 28.25%, increase is related primarily to operational growth from deposit related charges and insurance commissions. Noninterest income as a percentage of average assets (annualized) remained the same for both periods at 0.55%. We anticipate this percentage to increase in 2005 as we increase overdraft fees during the second quarter of 2005.

Noninterest Expense

Noninterest expense increased from $3.3 million for the three months ended March 31, 2004 to $3.9 million for the same period in 2005. The increase was largely due to additional staffing and expenses associated with the new branches opened and the general growth in operations as salaries and benefits increased from $2.1 million to $2.4 million. We expect this number to increase for the remainder of 2005 as we realize a full-year’s effect of staffing for the new branches opened during 2004 and as we continue to add new branch locations. Noninterest expense as a percentage of average assets (annualized) decreased to 3.49% for the first quarter of 2005 as compared to 3.77% for the same period in 2004. This decrease is related to loan origination costs of $92 thousand being taken out of current expenses and deferred over the life of the loan as a result of the adoption of SFAS 91 and increased asset volume at the branches. Noninterest expense in the future will depend on our growth and the number of new branch locations.

Greater efficiencies will result as we maximize the performance of our branches. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 74.94% for the first quarter of 2005 as compared to 71.95% for the same period in 2004. This was slightly higher as the result of additional staffing during the latter half of 2004 and a lower net interest margin during the first quarter of 2005. The ratio of assets to full-time equivalent employees was $1.8 million both at the end of the first quarter of 2005 and at December 31, 2004.

Liquidity

At March 31, 2005 and December 31, 2004, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $14.4 and $17.4 million, respectively. At March 31, 2005, all of our investments are classified as available-for-sale providing an additional source of liquidity in the amount of $2.7 million, which is net of those securities pledged as collateral for public funds.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million. We may also borrow up to $62.5 million from the Federal Home Loan Bank in which the credit line is secured by a blanket lien on residential real estate loans. At March 31, 2005, we had Federal Home Loan Bank overnight borrowings totaling $3.7 million. Additional liquidity will be provided by the future growth that management expects in deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. We anticipate opening a new office in Bluefield, Virginia in May 2005. We expect to raise additional deposits at this office that will reduce borrowings. Deposit interest rates have been increased at all of the branch locations to spur deposit growth during the second quarter of 2005.

Our loan to deposit ratio was 100.53% at March 31, 2005 and 98.83% at year end 2004. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

With the lines of credit available and the anticipated deposit growth from new and existing branches, we believe we have adequate liquidity to meet our requirements and needs for the foreseeable future.

Interest Sensitivity

At March 31, 2005, we had a negative cumulative gap rate sensitivity ratio of 40.09% for the one year re-pricing period, compared to 40.81% at December 31, 2004. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. The table set forth below shows our interest sensitivity by period.

Interest Sensitivity Analysis

March 31, 2005

(In thousands of dollars)

	1 -90 Days	91-365 Days	1 - 3 Years	4-5 Years	6-15 Years	Over 15 years	Total
Use of Funds:
Loans	$94,723	$42,262	$44,307	$59,502	$92,934	$69,140	$402,868
Federal funds sold	352	—	—	—	—	—	352

Investments	899	4,271	589	—	—	1,784	7,543
Bank owned life insurance	8,777	—	—	—	—	—	8,777

Total earning assets	$104,751	$46,533	$44,896	$59,502	$92,934	$70,924	$419,540

Source of funds:
Interest Bearing Demand Deposits	$22,872	$—	$—	$—	$—	$—	$22,872
Savings & MMDA	45,483	—	—	—	—	—	45,483

Time Deposits	94,332	141,760	39,646	8,181	—	—	283,919
Trust Preferred Securities	11,341	—	—	—	—	—	11,341
Other Borrowings	3,688	—	—	—	—	—	3,688

Total interest bearing liabilities	$177,716	141,760	39,646	8,181	—	—	363,615

Discrete Gap	$(72,965)	(95,227)	5,250	51,321	92,934	$70,924	$52,237

Cumulative Gap	(72,965)	(168,192)	(162,942)	(111,621)	(18,687)	52,237

Cumulative Gap as % of Total Earning Assets	-17.39%	-40.09%	-38.84%	-26.61%	-4.45%	12.45%

Off Balance Sheet Items

There have been no material changes to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2004.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

Our policy objective is to monitor our position and to manage our short-term and long-term interest rate risk exposure. Our board of directors has established percentages for the maximum potential reductions in net interest income that we are willing to accept, which result from changes in interest rates over the next 12-month period. The percentage limitations relate to instantaneous and sustained parallel changes in interest rates of plus and minus certain basis points as tied to the Wall Street Journal Prime interest rate. This is the conservative way to model interest rate risk. Management has control over deposit expenses. In a rising rate environment, we may not increase deposit interest rates as quickly as the assets re-price. Accordingly, results may be more favorable than what is reflected in the table below.

The following table summarizes our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of March 31, 2005 and December 31, 2004. At both dates, our interest rate risk is within the established limitations.

The type of modeling used to generate the table does not take into account all strategies that we might adopt in response to a sudden and sustained change in interest rates. These strategies may include asset liability acquisitions of appropriate maturities in the cash market and may also include off-balance sheet alternatives to the extent such activity is authorized by the board of directors.

Immediate Basis Point Change In Interest Rates	Estimated Increase (Decrease) in Net Interest Income		Established Limitation
	March 31, 2005	December 31, 2004
+300	(7.71)%	(10.29)%	(20.00)%
+200	(5.09	(6.82)	(15.00)
+100	(2.49)	(3.37)	(7.00)
-100	2.43	3.78	(7.00)
-200	4.27	6.84	(15.00)
-300	0.21	2.22	(20.00)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as

appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not operating effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion was due to the fact, discussed below, that a material weakness in the Company’s internal control over financial reporting at December 31, 2004, stemming from control deficiencies in NPB Financial Services, Inc., a new startup division, had not been fully remediated as of March 31, 2005.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within New Peoples to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Internal Control Over Financial Reporting

The Company identified a material weakness in its internal control over financial reporting as of December 31, 2004 in its “Management Report on Internal Control Over Financial Reporting” in its Form 10-K and 10-K/A for the year ended December 31, 2004. The material weakness was due to control deficiencies in NPB Financial related to the design effectiveness of certain internal controls regarding segregation of duties in the processes of initiating, authorizing, recording, processing, and reporting certain insurance and brokerage transactions, as well as the design effectiveness of related fraud detection.

Since the discovery of the material weakness in internal control described above, the Company has taken various actions to remediate its internal control in this subsidiary including, but not limited to, the following:

(1)	The Company has made management changes at NPB Financial during the first quarter of 2005 and continues to establish a greater level of control over the subsidiary’s overall management.

(2)	The Company has improved its process of segregating the function of production of and accounting for sold commissions by having all additional commissions sent directly to the accounting department. Due to the hiring of an additional accountant, these duties are now more properly segregated and are supervised by a senior accounting official.

(3)	The Company is improving its system of identifying sales through the finalization of pending contracts with insurance companies, which allows it to have a better understanding of what commissions are receivable and to better prevent the diversion of commissions to another party.

(4)	The Company has changed its recording procedures for sold items by requiring verification with the insurance companies prior to recording.

(5)	The Company is in the process of changing its broker-dealer relationship to provide a higher level of compliance and controls related to investment and certain insurance products.

The continued implementation of the initiatives described above is among the Company’s highest priorities. The Company has discussed its corrective actions and future plans with the Audit Committee and Brown, Edwards and, as of the date of this report, the Company believes the actions outlined above should correct the above-listed material weakness in our internal control.

The above-described material weakness was discovered in February 2005 and, as such, the Company has not yet been able to implement fully its remedial plan. At this time, the Company cannot predict with certainty when the material weakness will be eliminated. Furthermore, the Company cannot assure you that either it or its independent accountants will not in the future identify further material weaknesses or significant deficiencies in the Company’s internal control over financial reporting that have not been discovered to date.

Other than the changes identified above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting. The Company expects the remedial changes discussed above to materially affect and improve its internal control over financial reporting.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:

No.	Description
3.1	Amended Articles of Incorporation of Registrant (restated in electronic format as of September 30, 2003) (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

3.2	Bylaws of Registrant (restated in electronic format as of March 17, 2004) (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004).

10.8	Base Salaries of Named Executive Officers.

10.9	Director Compensation.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
Date:	May 13, 2005

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date:	May 13, 2005