Form 10-Q
period 2005-06-30
NEW PEOPLES BANKSHARES INC
filed 2005-08-09
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

7,601,267 shares of common stock, par value $2.00 per share, outstanding as of August 2, 2005

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2005	2004
INTEREST AND DIVIDEND INCOME
Loans including fees	$13,822	$11,292
Federal funds sold	40	11
Investments	111	80

Total Interest and Dividend Income	13,973	11,383

INTEREST EXPENSE
Deposits
Demand	82	52
Savings	223	200
Time deposits	3,947	2,535
Other	1	3
Interest on FHLB Advances	33	—
Interest on Trust Preferred Securities	315	—

Total Interest Expense	4,601	2,790

NET INTEREST INCOME	9,372	8,593
PROVISION FOR LOAN LOSSES	682	400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,690	8,193

NONINTEREST INCOME
Service charges	717	570
Fees, commissions and other income	360	257
Loss on the sale of other real estate owned	(21)	(5)
Gain on sale of fixed assets	—	185
Life insurance investment income	194	198

Total Noninterest Income	1,250	1,205

NONINTEREST EXPENSES
Salaries and employee benefits	4,834	4,109
Occupancy expense	1,178	842
Other operating expenses	2,028	1,713

Total Noninterest Expenses	8,040	6,664

INCOME BEFORE INCOME TAXES	1,900	2,734

INCOME TAX EXPENSE	556	934

NET INCOME	$1,344	$1,800

Earnings Per Share
Basic	$.18	$.24

Fully Diluted	$.17	$.23

Average Weighted Shares of Common Stock
Basic	7,601,162	7,595,963

Fully Diluted	7,818,096	7,710,078

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2005	2004
INTEREST AND DIVIDEND INCOME
Loans including fees	$7,180	$5,861
Federal funds sold	17	5
Investments	55	38

Total Interest and Dividend Income	7,252	5,904

INTEREST EXPENSE
Deposits
Demand	50	27
Savings	113	102
Time deposits	2,110	1,316
Interest on FHLB Advances	34	—
Interest on Trust Preferred Securities	163	—

Total Interest Expense	2,470	1,445

NET INTEREST INCOME	4,782	4,459
PROVISION FOR LOAN LOSSES	362	280

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,420	4,179

NONINTEREST INCOME
Service charges	400	311
Fees, commissions and other income	150	135
Loss on the sale of other real estate owned	(8)	(2)
Gain on sale of fixed assets	—	185
Life insurance investment income	98	94

Total Noninterest Income	640	723

NONINTEREST EXPENSES
Salaries and employee benefits	2,480	2,032
Occupancy expense	622	424
Other operating expenses	1,041	887

Total Noninterest Expenses	4,143	3,343

INCOME BEFORE INCOME TAXES	917	1,559

INCOME TAX EXPENSE	261	532

NET INCOME	$656	$1,027

Earnings Per Share
Basic	$.09	$.14

Fully Diluted	$.08	$.13

Average Weighted Shares of Common Stock
Basic	7,601,244	7,596,532

Fully Diluted	7,833,999	7,726,826

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$17,077	$15,281
Federal funds sold	5,025	2,124

Total Cash and Cash Equivalents	22,002	17,405

Investment Securities
Available-for-sale	4,871	5,775

Loans receivable	422,121	383,567
Allowance for loan losses	(3,648)	(3,090)

Net Loans	418,473	380,477

Bank premises and equipment, net	20,854	19,403
Equity securities (restricted)	1,705	1,441
Other real estate owned	956	1,186
Accrued interest receivable	2,663	2,272
Life insurance investments	8,860	8,694
Other assets	1,354	1,098

Total Assets	$481,838	$437,751

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$51,911	$45,924
Interest-bearing	26,225	21,518
Savings deposits	44,214	43,445
Time deposits	308,702	277,233

Total Deposits	431,052	388,120

Accrued interest payable	1,120	891
Accrued expenses and other liabilities	883	1,301
Trust preferred securities	11,341	11,341

Total Liabilities	444,396	401,653

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 12,000,000 shares authorized; 7,601,267 and 7,601,032 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	13,820	13,820
Additional paid-in-capital	13,119	13,118
Retained earnings	10,521	9,177
Accumulated other comprehensive income	(18)	(17)

Total Stockholders’ Equity	37,442	36,098

Total Liabilities and Stockholders’ Equity	$481,838	$437,751

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings/ (Accum- ulated Deficit)	Accum- ulated Other Compre- hensive Income (Loss)	Total Shareholders’ Equity	Compre- hensive Income (Loss)
Balance, December 31, 2003	6,903	$13,806	$13,076	$5,919	$4	$32,805

Net Income				$1,800		$1,800	$1,800

Unrealized gains (net of $1 thousand tax) on available-for-sale securities					(6)	(6)	(6)

Stock Options Exercised	3	5	15			20

Balance, June 30, 2004	6,906	$13,811	$13,091	$7,719	$(2)	$34,619	$1,794

Balance, December 31, 2004	6,910	$13,820	$13,118	$9,177	$(17)	$36,098

Net Income				$1,344		$1,344	$1,344

10% Common Stock Dividend	691

Unrealized loss on available-for-sale securities, net of taxes of $					(1)	(1)	(1)

Stock Options Exercised		—	1			1

Balance, June 30, 2005	7,601	$13,820	$13,119	$10,521	$(18)	$37,442	$1,343

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(IN THOUSANDS)

(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,344	$1,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	937	662
Provision for loan losses	682	400
Income (less expenses) on life insurance	(166)	(174)
Loss on sale of foreclosed real estate	21	5
Amortization of bond premiums	2	34
Gain on sale of fixed assets	—	(185)
Net change in:
Interest receivable	(391)	(156)
Other assets	(256)	(701)
Accrued expenses and other liabilities	(189)	567

Net Cash Provided by Operating Activities	1,984	2,252

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(38,678)	(52,050)
Proceeds from sale and maturities of securities available-for-sale	900	4,914
Purchase of Federal Reserve Bank stock	—	(28)
Purchase of Federal Home Loan Bank stock	(264)	(397)
Payments for the purchase of property	(2,388)	(3,072)
Proceeds from the sale of property	—	730
Proceeds from sale of other real estate owned	209	—

Net Cash Used in Investing Activities	(40,221)	(49,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock options exercised	2	20
Proceeds from Federal Home Loan Bank advances	—	11,498
Proceeds from federal funds purchased	—	460
Net change in:
Demand and savings deposits	11,463	10,476
Time deposits	31,469	26,827

Net Cash Provided by Financing Activities	42,934	49,281

Net increase (decrease) in cash and cash equivalents	4,697	1,630

Cash and Cash Equivalents, Beginning of Period	17,405	12,073

Cash and Cash Equivalents, End of Period	$22,102	$13,703

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$4,372	$2,739

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (the Company) is a financial holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (the Bank) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. In addition, as a member of the Federal Reserve System, the Bank is also subject to regulation by the Board of Governors of the Federal Reserve System. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004, the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities.

NOTE 2 ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2005, and the results of operations for the three month and six month periods ended June 30, 2005 and 2004. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three month and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 ACCOUNTING CHANGE:

In December 1986, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” As permitted, the Company adopted the provisions of this Statement for lending transactions entered into and commitments granted on or after January 1, 2005. Accordingly, loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the contractual life of the related loan.

Before adopting Statement 91, the Company recognized loan origination and commitment fees as income in the period the loan or commitment was granted. The related costs associated with originating those loans and commitments were recognized in salary expense in the period incurred. As a result of adopting Statement 91, as of June 30, 2005 the Company deferred net loan fees (costs) of $135 thousand that would have otherwise been reflected as income, thereby reducing the first six months of 2005 net income by $89 thousand, or $0.01 per share. As of June 30, 2005, approximately $335.1 million, or 79.39% of the loans included in the Company’s financial statements were accounted for under the prior policy.

NOTE 4 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2005
Available for Sale
U.S. Government Agencies	$4,898	$—	$27	$4,871
Municipal Governments	—	—	—	—

Total Securities AFS	$4,898	$—	$27	$4,871

December 31, 2004
Available for Sale
U.S. Government Agencies	$5,700	$—	$26	$5,674
Municipal Governments	100	1	—	101

Total Securities AFS	$5,800	$1	$26	$5,775

At June 30, 2005 and December 31, 2004, all securities were classified as available for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at June 30, 2005, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$4,898	$4,871	2.46%
Due after one year through five years	—	—	—%

Total	$4,898	$4,871	2.46%

Investment securities with a carrying value of $3.0 million at June 30, 2005 and $3.1 million at December 31, 2004 were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $1.7 million and $1.4 million at June 30, 2005 and December 31, 2004, respectively.

NOTE 5 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	June 30, 2005	December 31, 2004
Commercial, financial and agricultural	$85,313	$70,915
Real estate - construction	16,460	11,332
Real estate - mortgages	278,211	255,925
Installment loans to individuals	42,137	45,395

Total Loans	$422,121	$383,567

The following is a summary of information at June 30, 2005 and December 31, 2004 pertaining to nonperforming assets:

(Dollars are in thousands)	June 30, 2005	December 31, 2004
Nonaccrual loans	$1,049	$773
Other real estate owned	956	1,186
Loans past due 90 days or more still accruing interest	205	115

Total nonperforming assets	$2,210	$2,074

NOTE 6 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses follows:

	For the Six Months Ended
(Dollars are in thousands)	June 30, 2005	June 30, 2004
Balance, Beginning of Period	$3,090	$2,501
Provision for loan losses	682	280
Recoveries of loans charged off	10	3
Loans charged off	134	42

Balance, End of Period	$3,648	$2,742

Percentage of Loans	0.86%	0.79%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 COMMON STOCK DIVIDEND AND STOCK OPTIONS:

During the second quarter of 2005, the Board of Directors awarded a 10% stock dividend to shareholders of record on June 7, 2005 which resulted in the issuance of an additional 690,963 shares of common stock. The Board of Directors also elected to apply the 10% stock dividend to stock options outstanding. As a result, stock options increased by 10% per option holder at an exercise price discounted at 110%. Following is a table of the adjusted stock options as affected by the stock dividend.

Date of Grant	Outstanding	Exercise Price
December 12, 2001	257,581	$6.82
January 1, 2003	86,350	$9.09
January 1, 2004	94,600	$9.09
November 23, 2004	30,800	$12.27
December 13, 2004	82,500	$12.27

Amounts presented for prior periods have been adjusted to retroactively reflect the effect of the June 2005 stock dividend on all share and per share amounts.

NOTE 8 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury Method. Amounts presented for prior periods have been adjusted to retroactively reflect the effect of the June 2005 stock dividend on all share and per share amounts.

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including the following: changes in interest rates and interest rate policies; the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future; maintaining capital levels adequate to support our growth; maintaining cost controls and asset quality as we open or acquire new branches; reliance on our management team, including our ability to attract and retain key personnel; the successful management of interest rate risk; changes in general economic and business conditions in our market area; risks inherent in making loans such as repayment risks and fluctuating collateral values; competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources; demand, development and acceptance of new products and services; problems with technology utilized by us; changing trends in customer profiles and behavior; and changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Overview

During the second quarter of 2005, New Peoples Bankshares, Inc. (the “Company”), which is the parent company of New Peoples Bank, Inc. (the “Bank”), continued its prior pace of growth and subsequent to quarter end reached $500 million in total assets. The Bank opened its 20th full service branch in Bluefield, Virginia in May.

Net income for the quarter ended June 30, 2005 was $656 thousand, as compared to $1.0 million for the same period ended June 30, 2004. Net income for the first six months of 2005 was $1.3 million as compared to $1.8 million as of June 30, 2004. The decrease in net income for the quarter and the first six months is due primarily to an increased provision for loan losses, trust preferred interest expense, increases in salary and occupancy expenses from expansion, a decrease in the net interest margin, and deferring interest fees and costs over the lives of the loans. Another reason for the decrease is that during the second quarter of 2004, the Company realized a gain on the sale of fixed assets of $185 thousand which was not present in 2005.

During the second quarter of 2005, the Company continued to grow in assets, deposits and loans. At June 30, 2005, total assets increased to $481.8 million, an increase of $44.1 million, or 10.07%, over December 31, 2004. Total deposits grew $42.9 million, or 11.06%, to $431.1 million, and total loans were $422.1 million, an increase of $38.6 million, or 10.05%, from the amounts at December 31, 2004.

In the second quarter of 2005, the Company contracted with UVEST Financial Services, Inc. to provide broker dealer services for NPB Financial Services, Inc. The contract period is for 3 years and is subject to review upon the first year of the contract. Through this affiliation, we expect to provide higher quality financial services to our customers.

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

Balance Sheet Changes

At June 30, 2005, total assets increased to $481.8 million, an increase of $44.1 million, or 10.07%, over December 31, 2004. This is a result of growth as the new branches opened in 2004 and 2005.

Loan growth remains strong as total loans increased $38.6 million, or 10.05% to $422.1 million at June 30, 2005 from $383.6 million at December 31, 2004. Asset quality remains strong as discussed in the section Provision for Loan Losses.

We continued to have excellent growth in deposits, which totaled $431.1 million at June 30, 2005, an increase of $42.9 million, or 11.06%, from $388.1 million at December 31, 2004. The increase in deposits is the result of continued growth in the new branches opened in 2004 and 2005. The largest area of deposit growth was in time deposits, which increased $31.5 million, or 11.35%.

Net Interest Income and Net Interest Margin

During the second quarter of 2005, our net interest margin was 4.66% as compared to 5.24% for the same period in 2004. The primary reasons for the decrease are an increase in deposit costs and trust preferred interest expense incurred.

The Company is sensitive to a rise in interest rates that increases the cost of funds. We have experienced an increase in the cost of funds from 1.89% in the second quarter of 2004 to 2.68% in the same quarter of 2005. Interest expense has increased from $1.4 million in the second quarter of 2004 to $2.5 million in the second quarter of 2005. With rising interest rates, and premium rates offered on short-term deposits at new branch locations, we have experienced an increase in interest expenses.

Interest expenses for the first six months of 2005 increased to $4.6 million from $2.8 million for the same period of 2004. The reasons mentioned above for the quarter results are consistent with the year-to-date results as well.

Lastly, we incurred interest expense on trust preferred securities of $163 thousand in the second quarter of 2005 and $315 thousand for the first six months of 2005 as compared to no trust preferred interest expense in the second quarter and first half of 2004. This expense is included in the total interest expenses aforementioned. Trust preferred securities were issued by our wholly owned subsidiary, NPB Capital Trust I in July 2004.

Interest Sensitivity

At June 30, 2005, we had a negative cumulative gap rate sensitivity ratio of 34.76% for the one year re-pricing period, compared to 40.81% at December 31, 2004. The improvement in this ratio positions us better for continued interest rate increases in the future. Generally a negative cumulative gap rate sensitivity ratio indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment.

Provision for Loan Losses

The provision for loan losses was $362 thousand for the second quarter of 2005 compared with $280 thousand for the same period in 2004. For year-to-date June 30, 2005 and 2004, the provision for loan losses was $682 thousand and $400 thousand, consecutively.

The allowance for loan losses was $3.6 million at June 30, 2005 as compared to $3.1 million at December 31, 2004. The ratio of the allowance for loan losses to total loans was .86% at June 30, 2005 and .81% at the end of 2004. Net loans charged-off during the first six months of 2005 were $125 thousand, or .03% of total loans. Based on our evaluation of the loan portfolio, we believe we are adequately reserved for potential loan losses.

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

Certain risk factors exist in the Bank’s loan portfolio. Since the Bank commenced operations in 1998, we have experienced significant loan growth each year. Although we have experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. In addition, recent expansions into new markets increase our credit risk. We consider these factors to create an element of higher risk in the loan portfolio.

It is our policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal payments or interest payments cannot be met, (b)

when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

A majority of our loans are collateralized by real estate located in our market area. Market values have been and remain stable. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn. However, we do not foresee this happening in the near future.

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

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss, which totaled $19 thousand at June 30, 2005, or .52 % of the allowance for loan losses, as compared to $4 thousand at December 31, 2004, or 0.13% of the allowance for loan losses. In addition, for these credits adequately secured by collateral, a general allocation is made to allow for any inherent risks. As we continue to evaluate the loan portfolio and the risk factors present, we will continue to designate pools as deemed appropriate. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may need to be made to the allowance for loan losses.

Noninterest Income

Noninterest income decreased to $640 thousand in the second quarter of 2005 from $723 thousand in the second quarter of 2004. The $83 thousand, or 11.48%, decrease is related primarily to the $185 thousand gain on the sale of fixed assets that occurred during the second quarter of 2004. Overdraft fees were increased during the second quarter of 2005 which contributes to the increase of service charges. We anticipate this to continue to increase as volume increases from branch growth.

Noninterest income for the six months ended in 2005 and 2004 was $1.3 million and $1.2 million, respectively. The primary reasons for the increase relate to operational growth from deposit related charges and insurance and investment commissions generated at our subsidiary, NPB Financial Services, Inc.

Noninterest Expense

Noninterest expense increased from $3.3 million for the three months ended June 30, 2004 to $4.1 million for the same period in 2005. The increase was largely due to additional staffing and expenses associated with the new branches opened and the general growth in operations as salaries and benefits increased from $2.0 million to $2.5 million. We expect this number to increase for the remainder of 2005 as we realize a full-year’s effect of staffing for the new branches opened during 2004 and as we continue to add new branch locations. Noninterest expense in the future will depend on our growth and the number of new branch locations.

Noninterest expenses for the first six months of 2005 were $8.0 million as compared to $6.7 million, an increase of $1.4 million, or 20.65%. Salaries and benefits make up the largest portion of this increase. This category of expenses increased $725 thousand, or 17.64%, from $4.1 million to $4.8 million. This increase is related to additional staffing from branches and merit raises.

Capital

Total capital at the end of the second quarter of 2005 was $37.4 million as compared to $36.1 million at December 31, 2004. The increase is primarily the result of net income for the year. Capital as a percentage of total assets was 7.77% at June 30, 2005 as compared to 8.25% at December 31, 2004, both of which exceeded regulatory requirements.

No cash dividends have been paid historically and none are anticipated in the foreseeable future; however, a 10% stock dividend was awarded to shareholders of record June 7, 2005. The Company’s strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Liquidity

At June 30, 2005 and December 31, 2004, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $22.0 million and $17.4 million, respectively. At June 30, 2005, all of our investments are classified as available-for-sale providing an additional source of liquidity in the amount of $1.9 million, which is net of those securities pledged as collateral for public funds.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million. We may also borrow up to $62.5 million from the Federal Home Loan Bank in which the credit line is secured by a blanket lien on residential real estate loans. As of June 30, 2005, there were no borrowings on these lines of credit. Additional liquidity will be provided by the future growth that management expects in deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area.

Our loan to deposit ratio was 97.93% at June 30, 2005 and 98.83% at year end 2004. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

With the lines of credit available and the anticipated deposit growth from new and existing branches, we believe we have adequate liquidity to meet our requirements and needs for the foreseeable future.

Off Balance Sheet Items

There have been no material changes to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2004.

Contractual Obligations

As of June 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks faced by the Company since December 31, 2004. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not operating effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange

Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion was due to the fact, discussed below, that the previously disclosed material weakness in the Company’s internal control over financial reporting at December 31, 2004, stemming from control deficiencies in NPB Financial Services, Inc., a new startup division, had not been fully remediated as of June 30, 2005.

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

Internal Control Over Financial Reporting

In its Form 10-K and 10-K/A for the year ended December 31, 2004, the Company identified a material weakness due to control deficiencies in NPB Financial related to the design effectiveness of certain internal controls regarding segregation of duties in the processes of initiating, authorizing, recording, processing, and reporting certain insurance and brokerage transactions, as well as the design effectiveness of related fraud detection.

Since the discovery of the material weakness in internal control described above, the Company has taken various actions to remediate its internal control in this subsidiary. As previously disclosed, in the first quarter of 2005, the Company made management changes at NPB Financial, improved its process of segregating the function of production of and accounting for sold commissions by having all additional commissions sent directly to the accounting department and changed its recording procedures for sold items by requiring verification with the insurance companies prior to recording.

In the second quarter of 2005, the Company has continued to implement other remedial initiatives it began in the first quarter of 2005, including:

(1)	improving its system of identifying sales through the finalization of pending contracts with insurance companies, which allows it to have a better understanding of what commissions are receivable and to better prevent the diversion of commissions to another party and

(2)	consolidating its broker-dealer relationships to simplify oversight and to provide a higher level of compliance and controls related to investment and certain insurance products.

The continued implementation of the initiatives described above is among the Company’s highest priorities. The Company has discussed its corrective actions and future plans with the Audit Committee and Brown, Edwards and, as of the date of this report, the Company believes the actions outlined above should correct the above-listed material weakness in our internal control.

At this time, the Company believes it will have finalized its contracts with insurance companies and substantially finished consolidating its broker-dealer relationships by August 2005, at which time the Company expects to have remediated the material weakness related to NPB Financial. However, the Company cannot predict with certainty when these initiatives will be completed or guarantee that, when completed, these initiatives will in fact eliminate the material weakness. Accordingly, the Company will continue to monitor the effectiveness of its internal control over financial reporting related to NPB Financial and will make any further changes its management determines to be appropriate. Furthermore, the Company cannot assure you that either it or its independent accountants will not in the future identify further material weaknesses or significant deficiencies in the Company’s internal control over financial reporting that have not been discovered to date.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 7, 2005. A quorum was present, consisting of a total of 3,544,567 shares, represented in person or by proxy. At the Annual Meeting, the shareholders elected directors to serve until the 2008 Annual Meeting, as follows:

Directors elected to serve until the 2008 Annual Meeting were:

	For	Withheld
John D. Cox	3,514,267	30,300
Charles H. Gent, Jr.	3,514,467	30,100
A. Frank Kilgore	3,514,067	30,500
Stephen H. Starnes	3,512,967	31,600

Directors continuing to serve until the 2006 Annual Meeting include:

Joe M. Carter

Harold Lynn Keene

John D. Maxfield

Fred W. Meade

E. Virgil Sampson

Directors continuing to serve until the 2007 Annual Meeting include:

Tim W. Ball

Michael G. McGlothlin

Bill Ed Sample

Paul R. Vencill, Jr.

B. Scott White

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
(principal executive officer)
Date:	August 8, 2005

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	August 8, 2005