Form 10-Q
period 2005-09-30
NEW PEOPLES BANKSHARES INC
filed 2005-11-09
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,613,522 shares of common stock, par value $2.00 per share, outstanding as of November 7, 2005

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2005	2004
INTEREST AND DIVIDEND INCOME
Loans including fees	$21,567	$17,461
Federal funds sold	192	19
Investments	169	126

Total Interest and Dividend Income	21,928	17,606

INTEREST EXPENSE

Deposits
Demand	129	78
Savings	344	303
Time deposits	6,731	3,986
Federal Funds purchased	—	3
Federal Home Loan Bank borrowings	34	38
Trust preferred securities	494	101

Total Interest Expense	7,732	4,509

NET INTEREST INCOME	14,196	13,097

PROVISION FOR LOAN LOSSES	857	620

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,339	12,477

NONINTEREST INCOME
Service charges	1,223	924
Fees, commissions and other income	535	463
Loss on the sale of other real estate owned	(35)	(11)
Gain on the sale of fixed assets	—	185
Life insurance investment income	294	286

Total Noninterest Income	2,017	1,847

NONINTEREST EXPENSES
Salaries and employee benefits	7,426	6,388
Occupancy expense	1,838	1,303
Other operating expenses	3,042	2,684

Total Noninterest Expenses	12,306	10,375

INCOME BEFORE INCOME TAXES	3,050	3,948

INCOME TAX EXPENSE	915	1,308

NET INCOME	$2,135	$2,640

Earnings Per Share
Basic	$.28	$.35

Fully Diluted	$.27	$.34

Average Weighted Shares of Common Stock
Basic	7,602,289	7,597,214

Fully Diluted	7,820,221	7,749,487

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2005	2004
INTEREST AND DIVIDEND INCOME
Loans including fees	$7,745	$6,169
Federal funds sold	152	8
Investments	58	46

Total Interest and Dividend Income	7,955	6,223

INTEREST EXPENSE

Deposits
Demand	47	26
Savings	121	103
Time deposits	2,784	1,451
Federal Home Loan Bank borrowings	—	38
Trust preferred securities	179	101

Total Interest Expense	3,131	1,719

NET INTEREST INCOME	4,824	4,504

PROVISION FOR LOAN LOSSES	175	220

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,649	4,284

NONINTEREST INCOME
Service charges	506	354
Fees, commissions and other income	175	206
Loss on the sale of other real estate owned	(14)	(6)
Life insurance investment income	100	88

Total Noninterest Income	767	642

NONINTEREST EXPENSES
Salaries and employee benefits	2,592	2,279
Occupancy expense	660	461
Other operating expenses	1,014	971

Total Noninterest Expenses	4,266	3,711

INCOME BEFORE INCOME TAXES	1,150	1,215

INCOME TAX EXPENSE	359	375

NET INCOME	$791	$840

Earnings Per Share
Basic	$.10	$.11

Fully Diluted	$.10	$.11

Average Weighted Shares of Common Stock
Basic	7,604,508	7,599,690

Fully Diluted	7,824,401	7,752,947

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$22,642	$15,281
Federal funds sold	3,568	2,124

Total Cash and Cash Equivalents	26,210	17,405

Investment Securities
Available-for-sale	6,152	5,775

Loans receivable	445,338	383,567
Allowance for loan losses	(3,752)	(3,090)

Net Loans	441,586	380,477

Bank premises and equipment, net	21,119	19,403
Equity securities (restricted)	1,703	1,441
Other real estate owned	997	1,186
Accrued interest receivable	3,049	2,272
Life insurance investments	8,946	8,694
Other assets	1,201	1,098

Total Assets	$510,963	$437,751

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$58,074	$45,924
Interest-bearing	17,732	21,518
Savings deposits	45,730	43,445
Time deposits	337,583	277,233

Total Deposits	459,119	388,120

Accrued interest payable	1,376	891
Accrued expenses and other liabilities	847	1,301
Trust preferred securities payable	11,341	11,341

Total Liabilities	472,683	401,653

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 12,000,000 shares authorized; 7,607,522 and 6,910,069 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	15,215	13,820
Additional paid-in-capital	21,193	13,118
Retained earnings	1,887	9,177
Accumulated other comprehensive income/ (loss)	(15)	(17)

Total Stockholders’ Equity	38,280	36,098

Total Liabilities and Stockholders’ Equity	$510,963	$437,751

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Shareholders’ Equity	Comprehensive Income/ (Loss)
Balance, December 31, 2003	6,903	$13,806	$13,076	$5,919	$4	$32,805
Net Income				2,640		2,640	$2,640
Unrealized gains (net of tax) on available-for-sale securities					(3)	(3)	(3)
Stock Options Exercised	7	13	39			52

Balance, September 30, 2004	6,910	$13,819	$13,115	$8,559	$1	$35,494	$2,637

Balance, December 31, 2004	6,910	$13,820	$13,118	$9,177	$(17)	$36,098
Net Income				2,135		2,135	$2,135
10% Stock Dividend, June 7, 2005	691	1,382	8,043	(9,425)		—
Unrealized gains (net of tax) on available-for-sale securities					2	2	2
Stock Options Exercised	6	13	32			45

Balance, September 30, 2005	7,607	$15,215	$21,193	$1,887	$(15)	$38,280	$2,137

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(IN THOUSANDS)

(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,135	$2,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,423	973
Provision for loan losses	857	620
Income (less expenses) on life insurance	(252)	(254)
Loss on sale of foreclosed real estate	35	11
Amortization of bond premiums	4	49
Gain on the sale of fixed assets	—	(185)
Net change in:
Interest receivable	(777)	(388)
Other assets	(103)	(566)
Accrued expense and other liabilities	31	549

Net Cash Provided by Operating Activities	3,353	3,449

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(61,966)	(70,581)
Proceeds from sale and maturities of securities available-for-sale	2,600	4,915
Purchase of securities available-for-sale	(2,979)	—
Purchase of Federal Reserve Bank stock	—	(58)
Purchase of Federal Home Loan Bank stock	(262)	(397)
Net change in Other Real Estate Owned	154	(1,075)
Payments for the purchase of property	(3,139)	(5,277)
Proceeds from the sale of property	—	730

Net Cash Used in Investing Activities	(65,592)	(71,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock options exercised	45	52
Net proceeds from trust preferred securities issuance	—	11,000
Net change in:
Demand and savings deposits	10,649	15,943
Time deposits	60,350	45,480

Net Cash Provided by Financing Activities	71,044	72,475

Net increase (decrease) in cash and cash equivalents	8,805	4,181

Cash and Cash Equivalents, Beginning of Period	17,405	12,073

Cash and Cash Equivalents, End of Period	$26,210	$16,254

Supplemental Disclosure of Cash Paid During the Period for:

Interest	$7,247	$4,257
Income Taxes	$1,350	$1,084

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

NOTE 2 ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2005, and the results of operations for the three month and nine month periods ended September 30, 2005 and 2004. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three month and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

Before adopting Statement 91, the Company recognized loan origination and commitment fees as income in the period the loan or commitment was granted. The related costs associated with originating those loans and commitments were recognized in salary expense in the period incurred. As a result of adopting Statement 91, as of September 30, 2005 the Company deferred net loan fees (costs) of $179 thousand that would have otherwise been reflected as income, thereby reducing the first nine months of 2005 net income by $118 thousand, or $0.02 per share. As of September 30, 2005, approximately $304.3 million, or 68.32% of the loans included in the Company’s financial statements were accounted for under the prior policy.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of SFAS No. 123R do not have an impact on the Company’s results of operations at the present time. All stock options issued through September 30, 2005 have fully vested and no compensation expense will be incurred in 2006. Any options issued after September 30, 2005 that are not fully vested prior to January 1, 2006 would increase compensation expense above this estimate for 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2005
Available for Sale
U.S. Government Agencies	$6,174	$—	$22	$6,152
Municipal Governments	—	—	—	—

Total Securities AFS	$6,174	$—	$22	$6,152

December 31, 2004
Available for Sale
U.S. Government Agencies	$5,700	$—	$26	$5,674

Municipal Governments	100	1	—	101

Total Securities AFS	$5,800	$1	$26	$5,775

As of September 30, 2005 and December 31, 2004, all securities were classified as available for sale.

The amortized cost and fair value of investment securities at September 30, 2005, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available for Sale
Due in one year or less	$5,671	$5,650	3.16%

Due after one year through five years	503	502	4.22%

Total	$6,174	$6,152	3.29%

Investment securities with a carrying value of $3.0 million at September 30, 2005 and $3.1 million at December 31, 2004 were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $1.7 million and $1.4 million at September 30, 2005 and December 31, 2004, respectively.

NOTE 5 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	September 30, 2005	December 31, 2004
Commercial, financial and agricultural	$88,514	$70,915
Real estate - construction	19,938	11,332
Real estate - mortgages	291,995	255,925
Installment loans to individuals	44,891	45,395

Total Loans	$445,338	$383,567

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 LOANS (Continued):

The following is a summary of information at September 30, 2005 and December 31, 2004 pertaining to nonperforming loans:

(Dollars are in thousands)	September 30, 2005	December 31, 2004
Principal:
Nonaccrual loans	$1,454	$773
Other real estate owned	997	1,186
Loans past due 90 days or more still accruing interest	67	115

Total Loans	$2,518	$2,074

NOTE 6 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses are as follows:

	For the Nine Months Ended
(Dollars are in thousands)	September 30, 2005	September 30, 2004
Balance, beginning of period	$3,090	$2,432
Provision for loan losses	857	620
Recoveries of loans charged off	17	16
Loans charged off	212	228

Balance, End of Period	$3,752	$2,840

Percentage of Loans	0.84%	0.78%

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

NOTE 8 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options as determined by the Treasury Method. Amounts presented for prior periods have been adjusted to retroactively reflect the effect of the June 2005 stock dividend on all share and per share amounts.

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

Overview

During the third quarter of 2005, New Peoples Bankshares, Inc. (the “Company”), which is the parent company of New Peoples Bank, Inc. (the “Bank”), continued its prior pace of growth in deposits and loans and surpassed $500 million in total assets. The Bank opened its 21st full service branch in Cleveland, Virginia in August.

Net income for the quarter ended September 30, 2005 was $791 thousand, as compared to $840 thousand for the same period ended September 30, 2004. Net income for the first nine months of 2005 was $2.1 million as compared to $2.6 million as of September 30, 2004. The decrease in net income for the quarter and the first nine months is due primarily to an increased provision for loan losses, increases in salary and occupancy expenses from expansion, a decrease in the net interest margin from rising interest rates, and deferring interest fees and costs over the lives of the loans. Another reason for the decrease year-to-date is that during the second quarter of 2004, the Company realized a gain on the sale of fixed assets of $185 thousand which was not present in 2005.

During the third quarter of 2005, the Company continued to grow in assets, deposits and loans. At September 30, 2005, total assets increased to $511.0 million, an increase of $73.2 million, or 16.72%, over December 31, 2004. Total deposits grew $71.0 million, or 18.29%, to $459.1 million, and total loans were $445.3 million, an increase of $61.8 million, or 16.10%, from the amounts at December 31, 2004.

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

Balance Sheet Changes

At September 30, 2005, total assets increased to $511.0 million, an increase of $73.2 million, or 16.72%, over December 31, 2004. This is a result of growth at the new Bluefield, Virginia office and continued growth in several of the other branches.

Loan growth remains strong as total loans increased $61.8 million, or 16.10% to $445.3 million at September 30, 2005 from $383.6 million at December 31, 2004. Asset quality remains strong as discussed in the section Provision for Loan Losses.

We continued to have excellent growth in deposits, which totaled $459.1 million at September 30, 2005, an increase of $71.0 million, or 18.29%, from $388.1 million at December 31, 2004. The increase in deposits is the result of growth from our newest location in Bluefield, Virginia, as well as continued growth in several of the other branches. The largest area of deposit growth was in time deposits, which increased $60.4 million, or 21.77%.

Net Interest Income and Net Interest Margin

During the third quarter of 2005, our net interest margin was 4.33% as compared to 5.12% for the same period in 2004. The primary reason for the decrease is an increase in deposit costs due to rising interest rates. We anticipate continued pressure on the net interest margin due to expected further interest rate hikes.

The Company is sensitive to a rise in interest rates that increases the cost of funds. We have experienced an increase in the cost of funds from 1.98% in the third quarter of 2004 to 3.12% in the same quarter of 2005. Interest expense has increased from $1.7 million in the third quarter of 2004 to $3.1 million in the third quarter of 2005. With rising interest rates, and premium rates offered on short-term deposits at new branch locations, we have experienced an increase in interest expenses.

Interest expenses for the first nine months of 2005 increased to $7.7 million from $4.5 million for the same period of 2004. The increase in year-to-date interest expense is due to the same factors discussed above with regard to the quarter results.

Interest Sensitivity

At September 30, 2005, we had a negative cumulative gap rate sensitivity ratio of 33.23% for the one year re-pricing period, compared to 40.81% at December 31, 2004. The improvement in this ratio positions us better for continued interest rate increases in the future. Generally a negative cumulative gap rate sensitivity ratio indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management continues to closely monitor the Company’s interest rate risk. In light of expected future increases in the federal funds rate by the Federal Reserve, our strategy is to extend deposit maturities as practical and increase the frequency of asset repricing. This will continue to improve our interest rate sensitivity position for a rising interest rate environment.

Provision for Loan Losses

The provision for loan losses was $175 thousand for the third quarter of 2005 compared with $220 thousand for the same period in 2004. For year-to-date September 30, 2005 and 2004, the provision for loan losses was $857 thousand and $620 thousand, respectively. The increases in the provision for loan losses are due primarily to increased loan volume and replenishing the allowance for net charge-offs.

The allowance for loan losses was $3.8 million at September 30, 2005 as compared to $3.1 million at December 31, 2004. The ratio of the allowance for loan losses to total loans was .84% at September 30, 2005 and .81% at the end of 2004. Net loans charged-off during the first nine months of 2005 were $195 thousand, or .04% of total loans. Based on our evaluation of the loan portfolio, we believe we are adequately reserved for potential loan losses.

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

All internal and external factors are considered in determining the adequacy of the allowance for loan losses. We believe that the methodology used to calculate the allowance provides sufficiently for potential losses present at the end of the period. The evaluation of individual loans is performed by the internal loan review department. Loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is typically determined by either the loan officer or loan review personnel. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance.

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss. Such specific allowances totaled $16 thousand at September 30, 2005, or .42% of the allowance for loan losses, as compared to $4 thousand at December 31, 2004, or 0.13% of the allowance for loan losses. In addition, for these classified credits that are adequately secured by collateral, a general allocation is also made to allow for any inherent risks. As we continue to evaluate the loan portfolio and the risk factors present, we will continue to designate pools as deemed appropriate. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may need to be made to the allowance for loan losses.

Noninterest Income

Noninterest income increased to $767 thousand in the third quarter of 2005 from $642 thousand in the third quarter of 2004. The $125 thousand, or 19.49%, increase is related primarily to the increase in overdraft fees which began in the latter part of the second quarter. We anticipate noninterest income to continue to increase as deposit volumes increase.

Noninterest income for the nine months ended in 2005 and 2004 was $2.0 million and $1.8 million, respectively. The primary reasons for the increase relate to operational growth from overdraft fees and insurance and investment commissions generated at our subsidiary, NPB Financial Services, Inc.

Noninterest Expense

Noninterest expense increased from $3.7 million for the three months ended September 30, 2004 to $4.3 million for the same period in 2005. The increase was largely due to additional staffing and expenses associated with the new branches opened and the general growth in operations as salaries and benefits increased from $2.3 million to $2.6 million. We expect this number to increase for the remainder of 2005 as we realize a full-year’s effect of staffing for the new branches opened during 2004 and 2005. Noninterest expense in the future will depend on our growth and the number of new branch locations.

Noninterest expenses for the first nine months of 2005 were $12.3 million as compared to $10.4 million, an increase of $1.9 million, or 18.61%. Salaries and benefits make up the largest portion of this increase. This category of expenses increased $1.0 million, or 16.25%, from $6.4 million to $7.4 million. This increase is related to additional staffing of branches and merit raises.

Capital

Total capital at the end of the third quarter of 2005 was $38.3 million as compared to $36.1 million at December 31, 2004. The increase is primarily the result of retained earnings from net income for the year. Capital as a percentage of total assets was 7.49% at September 30, 2005 as compared to 8.25% at December 31, 2004, both of which exceeded minimum regulatory requirements.

No cash dividends have been paid historically and none are anticipated in the foreseeable future; however, a 10% stock dividend was awarded to shareholders of record June 7, 2005. The Company’s strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Liquidity

At September 30, 2005 and December 31, 2004, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $26.2 million and $17.4 million, respectively. At September 30, 2005, all of our investments are classified as available-for-sale providing an additional source of liquidity in the amount of $3.2 million, which is net of those securities pledged as collateral for public funds.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million. We may also borrow up to $71.9 million from the Federal Home Loan Bank under a credit line that is secured by a blanket lien on residential real estate loans. As of September 30, 2005, there were no borrowings on these lines of credit. Additional liquidity is expected to be provided by the future growth that management expects in deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area.

Our loan to deposit ratio was 97.00% at September 30, 2005 and 98.83% at year end 2004. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

With the lines of credit available and the anticipated deposit growth, we believe we have adequate liquidity to meet our requirements and needs for the foreseeable future.

Off Balance Sheet Items

There have been no material changes to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2004.

Contractual Obligations

As of September 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

This conclusion was due to the fact, discussed below, that the previously disclosed material weakness in the Company’s internal control over financial reporting at December 31, 2004, stemming from control deficiencies in NPB Financial Services, Inc., a new startup division, had not been fully remediated as of September 30, 2005. As part of its evaluation of disclosure controls and procedures, the Company assessed whether the weakness in internal control over financial reporting continued to exist. Although the Company believes it has taken the necessary steps to mitigate the reported material weakness, it has not undertaken the testing of the changes in controls and procedures which it believes is necessary to conclude that the material weakness has been fully remediated.

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

In the second quarter of 2005, the Company continued to implement other remedial initiatives it began in the first quarter of 2005, including improving its system of identifying sales through the finalization of pending contracts with insurance companies and consolidating its broker-dealer relationships to simplify oversight.

In the third quarter of 2005, the Company:

(1)	finalized its contracts with insurance companies, giving the Company a better understanding of what commissions are receivable and, therefore, helping to prevent the diversion of commissions to another party;

(2)	completed the consolidation of its broker-dealer relationships, which will simplify oversight and provide a higher level of compliance and controls related to investment and certain insurance products; and

(3)	obtained employee contracts from insurance and investment sales staff which creates direct accountability to NPB Financial.

The Company believes that the corrective actions it has taken over the past three fiscal quarters, taken as a whole, have mitigated the material weakness related to NPB Financial. The Company cannot, however, be certain that these initiatives have in fact eliminated the material weakness until it completes its management’s report on internal control over financial reporting in conjunction with the close of its fiscal 2005. Accordingly, the Company will continue to monitor the effectiveness of its internal control over financial reporting related to NPB Financial and will make any further changes its management determines to be appropriate. Furthermore, the Company cannot assure you that either it or its independent accountants will not in the future identify further material weaknesses or significant deficiencies in the Company’s internal control over financial reporting that have not been discovered to date.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

No matters were voted upon.

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:

No.	Description
3.1	Amended Articles of Incorporation of Registrant (restated in electronic format as of September 3, 2003) (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10Q for the quarterly period ended June 30, 2004).

3.2	Bylaws of Registrant (restated in electronic format as of March 17, 2004). (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
(principal executive officer)
Date:	November 9, 2005

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	November 9, 2005