Form 10-K
period 2005-12-31
NEW PEOPLES BANKSHARES INC
filed 2006-03-16
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

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

Common Stock - $2 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales prices of $15 per share on the last business day of the second quarter of 2005 was $101,868,000.00.

The number of shares outstanding of the registrant’s common stock, was 7,624,772 as of March 3, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006, are incorporated by reference into Part III hereof.

PART I

Item 1. Business

General

New Peoples Bankshares, Inc. (New Peoples) is a financial holding company operating under the laws of Virginia and is headquartered in Honaker, Virginia. New Peoples wholly owns four subsidiaries: New Peoples Bank, Inc., (the Bank) a Virginia banking corporation; NPB Financial Services, Inc., (NPB Financial) an insurance and investment services corporation; and NPB Web Services, Inc., (NPB Web) a web design and hosting company. In July 2004, NPB Capital Trust I was formed for the issuance of trust preferred securities.

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

The Bank is headquartered in Honaker, Virginia and operates 21 full service offices and 1 loan production office in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, and Wise; Mercer county in southern West Virginia and Sullivan county in eastern Tennessee. The close proximity and mobile nature of individuals and businesses in adjoining counties in Virginia, West Virginia, Tennessee and nearby cities places these markets within our bank’s targeted trade area, as well.

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

Our History

The Bank was incorporated under the laws of the Commonwealth of Virginia on December 9, 1997 and began operations on October 28, 1998. On September 27, 2001, the shareholders of the Bank approved a plan of reorganization under which they exchanged their shares of Bank common stock for shares of New Peoples common stock. On November 30, 2001, the reorganization was completed and the Bank became New Peoples’ wholly owned subsidiary.

The formation of the Bank was first discussed by a group of citizens who responded to their community’s yearning for the friendly hometown banking provided for years by Peoples Bank, which also originated in Russell County. Peoples Bank served their community as an independent community bank from its formation in 1970 until 1987 and as part of the Premier Bank family from its acquisition by Premier Bankshares Corporation in 1987 until 1997. First Virginia Banks, Inc. acquired Premier and all of its banking subsidiaries in 1997. Although Peoples Bank and the Bank have no formal or legal connection, several of the officers, board members and employees who made Peoples Bank a success formed the nucleus for the Bank.

This core Russell County group invited residents of Scott County, Buchanan County and Dickenson County to promote the idea of organizing what was then southwest Virginia’s first community bank in almost two decades. The community response was overwhelming and over 2,400 shareholders emerged to raise in excess of $11 million dollars in start-up capital within a 90-day sale period. The Commonwealth of Virginia authorized the Bank to open three branches at once, including the central headquarters in Honaker, Virginia, and branches in Weber City and Castlewood, Virginia. Loan production offices were opened in Norton, Clintwood and Claypool Hill, Virginia.

In June 2003, New Peoples formed two new wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc.

NPB Financial is a full-service insurance and investment firm, dealing in personal and group, life, health, and disability products, along with mutual funds, fixed rate annuities, variable annuities, fee based asset management and other investment products through a broker/dealer relationship with UVEST Financial Services, Inc.

NPB Web is an internet web site development and hosting company. It produces custom designed web pages for use on the world wide web and serves as a web site host for customers and non-profit organizations. It also develops the web sites of other New Peoples’ subsidiaries and supplies advertising and marketing expertise for New Peoples.

In July 2004, NPB Capital Trust I was formed to issue $11.3 million in trust preferred securities.

Location and Market Area

We initially opened with full service branches in Honaker and Weber City, Virginia and in 1999 opened a full service branch in Castlewood, Virginia. During 2000, we opened full service branches in Haysi and Lebanon, Virginia. During 2001, we opened branches in Pounding Mill, Virginia and Princeton, West Virginia. In 2002, we opened branch offices in Gate City, Clintwood, Big Stone Gap, Tazewell and Davenport, Virginia. During 2003, we expanded into Grundy, Dungannon, and Bristol, Virginia. We expanded into Tennessee and opened an office in Bloomingdale, Tennessee in 2003, as well. In 2004, we opened offices in Richlands, Abingdon, and Bristol, Virginia. In 2005 full service branches were opened in Bluefield and Cleveland, Virginia. We have a loan production office located in Norton, Virginia. We anticipate opening full service branches in Esserville, Pound, and Lee County, Virginia and Jonesborough, Tennessee in 2006. Management will continue to investigate and consider other possible sites that would enable us to profitably serve our chosen market area.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). Our SEC filings are filed electronically and are available to the public over the internet at the SEC’s web site at www.sec.gov. In addition, any document we file with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We also provide a link to our filings on the SEC website through our internet website www.npbankshares.com under “Investor Relations.”

Banking Services

General. We accept deposits, make consumer and commercial loans, issue drafts, and provide other services customarily offered by a commercial bank, such as business and personal checking and savings accounts, walk-up tellers, drive-in windows, and 24-hour automated teller machines. The Bank is a member of the Federal Reserve System and its deposits are insured under the Federal Deposit Insurance Act to the limits provided thereunder.

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

We obtain short-to-medium term commercial and personal loans through direct solicitation of business owners and continued business from existing customers. Completed commercial loan applications are reviewed by our loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the Bank’s experience and its credit underwriting guidelines.

Loans by type as a percentage of total loans are as follows:

	December 31,
	2005	2004	2003	2002	2001
Commercial, financial and agricultural	20.08%	18.49%	19.83%	19.32%	19.62%
Real estate – construction	5.61%	2.95%	2.46%	2.52%	2.15%
Real estate – mortgage	64.47%	66.72%	62.68%	58.93%	54.81%
Installment loans to individuals	9.84%	11.83%	15.03%	19.23%	23.42%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

We do not anticipate exercising trust powers in the next few years. We may establish a trust department in the future but cannot do so without the prior approval of the Virginia State Corporation Commission’s Bureau of Financial Institutions. In the interim, we are able to provide trust services through our affiliation with UVEST Financial Services, Inc.

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2005, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows: Russell County, VA – 34.64%, Scott County, VA - 29.70%, Dickenson County, VA – 27.70%, Tazewell County, VA – 7.10%, Buchanan County, VA – 8.58%, Wise County, VA – 3.42%, Washington County, VA – 5.50%, Mercer County, WV – 4.71% and Sullivan County, TN – 0.48% and the City of Bristol, VA - 2.35%.

Employees

As of December 31, 2005, we had 270 total employees, of which 254 were full-time employees. None of our employees is covered by any collective bargaining agreement, and we consider relations with employees to be excellent.

Supervision and Regulation

General As a bank holding company, New Peoples is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the Federal Reserve). As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve. Other federal and state laws, including various consumer protection and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

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

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. New Peoples has elected to be treated as a financial holding company for various reasons.

Payment of Dividends New Peoples is a legal entity separate and distinct from its banking and other subsidiaries. New Peoples derives the majority of its revenues from dividends paid to the company by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both New Peoples and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. New Peoples does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2005, the Bank, however, did not declare any dividends to New Peoples in order that it may retain earnings to fund future loan growth and branch expansion efforts. For additional discussion of restriction on dividends see Note 14 in the notes to the consolidated financial statements.

The FDIC has the general authority to limit the dividends paid by FDIC insured banks if the FDIC deems the payment to be an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

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

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the BIF. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. New Peoples is not aware of any existing circumstances that could result in termination of any of the Bank’s deposit insurance.

Capital Requirements The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, New Peoples and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

•	the Tier 1 Capital ratio; and

•	the leverage ratio.

Under these regulations, a bank holding company or bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. As of December 31, 2005, New Peoples and the Bank were “well capitalized,” with Total Capital ratios of 11.82%, Tier 1 Capital ratios of 10.96% and leverage ratios of 9.63%.

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

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

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

USA Patriot Act The USA Patriot Act became effective in October 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation and cost of compliance for the Bank and NPB Financial, New Peoples does not expect the USA Patriot Act to materially affect its products, services or other business activities.

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

Item 1A. Risk Factors

Changes in interest rates could have an adverse effect on our income.

Our profitability depends to a large extent upon our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Changes in interest rates also affect the value of our loans. An increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets or a decrease in loan originations, either of which could have a material and negative effect on our results of operations. Interest rates are highly sensitive to many factors that are partly or completely outside of our control, including governmental monetary policies, domestic and international economic and political conditions and general economic conditions such as inflation, recession, unemployment and money supply. Fluctuations in market interest rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Last year, management identified a “material weakness” in our internal control over financial reporting as part of its assessment of those controls and, therefore, concluded that, as of December 31, 2004, our internal control over financial reporting was not effective. Relatedly, we disclosed in our amended filing on Form 10-K/A for the year ended December 31, 2004, and on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2005, that our disclosure controls and procedures did not operate effectively as of the end of each of those reporting periods due to the identified material weakness in our internal control. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We believe that this material weakness has been successfully remediated and management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective. We cannot guarantee, however, that other internal or disclosure control deficiencies might not be identified or come into existence at a later date. Any failure to maintain effective controls or to timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could result in losses and materially and adversely affect business, financial condition, results of operations and future prospects.

A significant portion of our loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2005, approximately 70.08% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and result in a significant portion of our portfolio being under-collateralized. In such a case, it would be likely that we would be required to increase our provision for loan losses, which would negatively affect our results of operations. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our ability to recover fully on defaulted loans by foreclosing and selling the real estate collateral would be diminished and we would be more likely to suffer losses on defaulted loans, which could adversely affect our profitability and financial condition.

We will face risks with respect to future expansion.

Our current strategy is to continue growing in the southwest Virginia, southern West Virginia and northeastern Tennessee markets. Our expansion strategy will involve a number of risks such as the time and expense associated with evaluating new markets for expansion, hiring local management and opening new offices. Any future expansion efforts may entail substantial costs and may not produce the additional growth or earnings that were anticipated, which could adversely affect our results of operations. Any expansion plans we undertake may also divert the attention of our management from the operation of our current business, which could also have an adverse effect on our results of operations.

The success of our growth strategy depends on our ability to identify and recruit individuals with experience and relationships in the markets in which we intend to expand.

We intend to expand our banking network over the next several years in the southwest Virginia, southern West Virginia and northeastern Tennessee markets. We believe that to expand into new markets successfully, we must identify and recruit experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. The process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established banks. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. Our inability to identify, recruit and retain talented personnel to manage new offices effectively and in a timely manner would limit our growth and could materially adversely affect our business, financial condition and results of operations.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our President and Chief Executive Officer, Kenneth D. Hart, and our other executive and senior lending officers. We have entered into employment agreements with Mr. Hart and Frank Sexton, Jr., our Executive Vice President and Chief Operating Officer. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of either Mr. Hart or Mr. Sexton or other key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Because of our growth strategy, we expect that our earnings will be negatively impacted by loan growth, which requires additions to our allowance for loan losses. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels as a result of our growth strategy, which may affect our short-term earnings.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future, which would adversely affect our financial condition and results of operation.

Although we have experienced lenders who are familiar with their customer base, some of our loans are too new to have exhibited signs of weakness. In addition, recent expansions into new markets increase credit risk. In general, new loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio, although there can be no assurance that more seasoned loans will be of higher quality or perform better. Because a portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when our portfolio becomes more seasoned, which may be significantly higher than current levels. A higher rate of delinquencies or defaults on loans could cause us to increase our provision for loan losses and otherwise negatively affect our financial condition, results of operations and financial prospects.

Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. These agencies examine financial and bank holding companies and commercial banks, establish capital and other financial requirements and approve new branches, acquisitions or other changes of control. Our ability to establish new banks or branches or make acquisitions is conditioned on receiving required regulatory approvals from the applicable regulators. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, increase the ability of non-banks to offer competing financial services and products, and/or assist competitors that are not subject to similar regulation, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operation.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to pay its obligations and pay dividends.

We are a separate legal entity from the Bank and our other subsidiaries and we do not have significant operations of our own. We currently depend on the Bank’s cash and liquidity as well as dividends paid by it to us to pay our operating expenses. No assurance can be made that in the future the Bank will have the capacity to pay the necessary dividends and that we will not require dividends from the Bank to satisfy our obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon our financial condition and other factors, that federal regulators could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends sufficient to satisfy our obligations and the Bank is unable to pay dividends to us, we may not be able to service our obligations as they become due. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown, could hurt our business. Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular an economic slowdown within our geographic region, could result in the following consequences, any of which could hurt our business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for loans made by us may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

Although our market area is somewhat economically diverse, in certain areas the local economies are more reliant upon agriculture and coal mining. To the extent an economic downturn disproportionately affected these two industries, the above-described negative effects could be exacerbated.

A downturn in the real estate market could hurt our business. Our business activities and credit exposure are concentrated in Virginia, West Virginia and Tennessee and at December 31, 2005, approximately 70.02% of our loans have real estate as a primary or secondary component of collateral. As such, a downturn in this regional real estate market could hurt our business because of the geographic concentration within this regional area. If there is a significant decline in real estate values, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by us and our subsidiaries, which could hurt our business.

Our business operations are centered primarily in Virginia, West Virginia, and Tennessee. Increased competition within this region may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Bank’s competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and to mount extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than us, may be able to offer the same loan products and services that we offer at more competitive rates and prices. If we are unable to attract and retain banking clients, we may be unable to continue the Bank’s loan and deposit growth and our business, financial condition and prospects may be negatively affected.

Item 1B. Unresolved Staff Comments

As of March 15, 2006, there were no unresolved comments from the staff of the SEC with respect to any of New Peoples’ periodic or current reports.

Item 2. Properties

At December 31, 2005, the Company’s net investment in premises and equipment in service was $22.0 million. Our main office and operations center is located in Honaker, Virginia. This location contains a full service branch, and our administration and operations center.

The Bank owns 17 of its 21 full service branches. The owned properties in Virginia are located in Abingdon, Big Stone Gap, Bluefield, Bristol, Castlewood, Clintwood, Gate City, Grundy, Haysi, Honaker, Lebanon, Pounding Mill, Richlands, Tazewell, and Weber City. Offices in Princeton, West Virginia and Bloomingdale, Tennessee are also owned by the Bank.

The Bank has 5 operating lease arrangements of varying lengths. Of these 5, 4 are full service branches in Bristol, Cleveland, Davenport and Dungannon, Virginia. The other leased office is located in Norton, Virginia and is used for loan production and NPB Financial operations.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

We will continue to investigate and consider other possible sites that will enable us to profitably serve our chosen market area. Purchases of premises and equipment for the year 2006 will depend on the decision to open additional branches.

Item 3. Legal Proceedings

In the course of operations, we may become a party to legal proceedings. We are not aware of any material pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

The Bank acts as the transfer agent for New Peoples. At present, there is no public trading market for our common stock. Trades in our common stock occur sporadically on a local basis.

The high and low trade prices known to us of our common stock for each quarter in the past two years are set forth in the table below. Other transactions may have occurred at prices about which we are not aware.

	2005		2004
	High	Low	High	Low
1st quarter	$15.00	$13.00	$15.00	$10.00
2nd quarter	$15.00	$12.00	25.00	10.00
3rd quarter	$15.00	$12.00	15.00	8.00
4th quarter	$17.04	$10.00	20.00	10.00

The most recent sales price of which management is aware was $15.00 per share during the first quarter of 2006.

(b) Holders

On February 27, 2006, there were approximately 4,908 shareholders of record.

(c) Dividends

On June 7, 2005, we issued a 10% stock dividend to all shareholders of record on the same date. We have never declared a cash dividend. The declaration of dividends in the future will depend on our earnings and capital requirements. We are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, we intend to follow a policy of retaining earnings, if any, for the purpose of increasing net worth and reserves in order to promote growth and the ability to compete in our market area. As a result, we do not anticipate paying a dividend on our common stock in 2006. See Note 14 and Note 18 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

Item 6. Selected Financial Data

The following consolidated summary sets forth selected financial data for us for the periods and at the dates indicated. The selected financial data has been derived from our audited financial statements for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. The following is qualified in its entirety by the detailed information and the financial statements included elsewhere in this Form 10K.

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003	2002	2001
Income Statement Data
Gross interest income	$30,507	$24,265	$19,956	$17,040	$15,267
Gross interest expense	11,279	6,471	6,332	6,375	7,950
Net interest income	19,228	17,794	13,624	10,665	7,317
Provision for possible loan losses	1,130	990	364	603	571
Net interest income after provision for loan losses	18,098	16,804	13,260	10,062	6,746
Non-interest income	2,784	2,558	1,802	1,412	753
Non-interest expense	16,672	14,422	10,801	8,218	5,934
Income before income taxes	4,210	4,940	4,261	3,256	1,565
Income tax expense	1,487	1,682	1,447	1,078	556
Net income	2,723	3,258	2,814	2,178	1,009
Per Share Data and Shares Outstanding (1)

Net income, basic	.36	0.43	0.37	0.33	0.15
Net income, diluted	.35	0.42	0.37	0.32	0.15
Cash dividends	—	—	—	—	—
Book value at end of period	5.11	4.75	4.32	3.67	2.86
Tangible book value at period end	5.11	4.75	4.32	3.67	2.86
Weighted average shares outstanding, basic (1)	7,606	7,600	7.563	6,716	6,600
Weighted average shares outstanding, diluted (1)	7,826	7,735	7,631	6,785	6,600
Shares outstanding at period end (1)	7,619	6,910	6,903	6,008	6,000
Shares subscribed at period end	—	—	—	541	—
Period-End Balance Sheet Data

Total assets	527,770	437,751	342,508	291,398	214,253
Total loans	468,045	383,567	295,438	222,394	179,216
Total allowance for loan losses	(3,943)	(3,090)	(2,432)	(2,224)	(1,793)
Total deposits	462,692	388,120	308,221	263,805	194,011
Shareholders’ equity	38,964	36,098	32,805	26,481	18,891
Performance Ratios

Return on average assets	0.56%	0.83%	0.86%	0.89%	0.54%
Return on average shareholders’ equity	7.28%	9.58%	9.46%	10.80%	5.48%
Average shareholders’ equity to average assets	7.72%	8.64%	9.09%	8.22%	9.91%
Net interest margin (2)	4.38%	5.00%	4.58%	4.87%	4.31%
Asset Quality Ratios

Net charge-offs to average loans	0.07%	0.10%	0.06%	0.09%	0.06%
Allowance to period-end gross loans	0.84%	0.81%	0.82%	1.00%	1.00%
Nonperforming assets to gross loans	0.12%	0.23%	0.19%	0.34%	0.04%
Capital and Liquidity Ratios

Risk-based:
Tier 1 capital	10.96%	12.88%	12.20%	11.05%	10.99%
Total capital	11.82%	13.72%	13.10%	12.11%	12.03%
Leverage capital ratio	9.63%	10.64%	9.29%	9.51%	9.19%
Total equity to total assets	7.38%	8.25%	9.58%	9.09%	8.82%

(1)	We have adjusted all share amounts and per share data to reflect a two-for-one stock split of our common stock in January 2002 and a 10% stock dividend in June 2005.
(2)	Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents our net yield on our earning assets.

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including the following: the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future; maintaining capital levels adequate to support our growth; maintaining cost controls and asset qualities as we open or acquire new branches; the successful management of interest rate risk; changes in interest rates and interest rate policies; reliance on our management team, including our ability to attract and retain key personnel; changes in general economic and business conditions in our market area; risks inherent in making loans such as repayment risks and fluctuating collateral values; competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources; demand, development and acceptance of new products and services; problems with technology utilized by us; changing trends in customer profiles and behavior; and changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see Item 1A – Risk Factors herein.

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2005 and 2004 as well as results of operations for the years ended December 31, 2005, 2004 and 2003. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

We are not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on our liquidity, capital resources or results of operations.

New Peoples generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank’s interest expense is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. The Bank also generates noninterest income from service charges on deposit accounts and commissions on insurance products sold.

Overview

After 7 years of operations, New Peoples reached a milestone by crossing the $500 million asset size and at year-end 2005 had $527.8 million in total assets. This represents total asset growth of $90.0 million over year-end 2004, or 20.56%. Total deposits grew $74.6 million, or 19.21%, to $462.7 million, and total loans were $468.0 million, an increase of $84.5 million, or 22.02%. Total stockholders’ equity was $39.0 million at the end of 2005 as compared to total stockholders’ equity of $36.1 million at the end of 2004.

Our strategy is to continue growing in the southwest Virginia, southern West Virginia and northeastern Tennessee markets. With the additions of the Bluefield and Cleveland, Virginia offices in 2005, we now have 22 locations throughout the region. Future branches are planned over the next five years.

In the year 2005, we faced rising interest rates and made significant and prudent investments to support New Peoples’ expansion. As a result, net income decreased $535 thousand, or 16.41%, to $2.7 million for the year 2005, as compared to net income of $3.3 million in the previous year.

The major contributing factor for the decrease is a lower net interest margin. The net interest margin decreased to 4.38% for 2005 from 5.00% for 2004. The primary reason for this decrease relates to the 8 interest rate hikes enforced by the Federal Reserve Bank during 2005. As a result, our cost of funds increased at a faster pace than the yield on our earning assets. During 2005, we have been strategically repositioning the maturities and repricing of the assets and liabilities to benefit from future interest rate increases.

During 2005, we made difficult but necessary decisions to provide a stronger infrastructure for the growth we have experienced and anticipate to have. We have significantly enhanced our loan review process and continue to make improvements. As a result, we have further evaluated our loan portfolio and increased the allowance for loan losses by making a provision of $1.1 million for 2005 as compared to $990 thousand in 2004. In addition, we have made significant investments in the past year by enhancing our deposit risk management area and internal audit functions. We believe that these are prudent investments that will yield long-term benefits. The cost of additional personnel in these areas, although immediate, is expected to provide a long term benefit as we continue to grow.

Asset quality remained strong as evidenced by non-performing loans being $562 thousand, or .12% of total loans during 2005. Net charge offs during 2005 totaled $277 thousand. The ratio of net charge offs to average loans was .07%. The allowance for loan losses was $3.9 million at December 31, 2005 as compared to $3.1 million in 2004.

The return on average assets was .56%, .83%, and .86% for the periods ending December 31, 2005, 2004 and 2003, respectively. The return on average equity was 7.28%, 9.58%, and 9.46% for the same periods ending December 31, 2005, 2004 and 2003, respectively.

We remain focused on being a community bank that strives to meet the financial service needs of our customers throughout southwest Virginia, southern West Virginia, and eastern Tennessee.

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

Net Interest Income and Net Interest Margin

Our net interest income, which equals total interest and dividend income less total interest expense, increased $1.4 million, or 8.06%, from $17.8 million for 2004 to $19.2 million for 2005. This growth is related to the increased loan volume during the year. Loan income increased to $30.0 million for 2005 from $24.0 million for 2004, which is an increase of $6.0 million, or 24.84%.

Interest expenses, however, grew at a more rapid pace than interest income. Total interest expense was $11.3 million for 2005 as compared to $6.5 million for 2004. This $4.8 million, or 74.30%, increase is primarily related to the 8 interest rates hikes imposed by the Federal Reserve in 2005. Pressure to fund loan growth and increased competition are also factors in the increase in our cost of funds. In addition, in 2005 we realized a full year effect of trust preferred interest expense. This resulted in a $437 thousand increase from $232 thousand for 2004 as compared to $669 thousand in 2005.

The net interest margin, which equals net interest income divided by total interest earning assets, in 2005 was 4.38%, compared to 5.00% in 2004. The explanation for the decrease is discussed in the previous paragraph. In addition, in 2005, we implemented the deferral of loan origination fees and costs. As a result, loan interest income was negatively impacted by $230 thousand in 2005. Although there was a negative impact in the year 2005, these net origination fees amortize over the life of the loan and provide an income stream in future periods.

The net interest margin, in 2004 was 5.00%, compared to 4.58% for 2003. This is an increase of 42 basis points. During 2004, we experienced strong loan growth resulting in a higher yield on earning assets of 6.82% for 2004 versus 6.71% for 2003. Interest expense increased slightly in 2004 as compared to 2003.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

(Dollars in thousands)

	For the Year Ended December 31, 2005			For the Year Ended December 31, 2004			For the Year Ended December 31, 2003
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
ASSETS
Loans (1), (2), (3)	$424,419	$30,006	7.07%	$344,711	$24,035	6.97%	$254,153	$19,402	7.63%
Federal Funds sold	7,593	256	3.37%	3,170	46	1.45%	16,538	172	1.04%
Other investments (3)	7,359	245	3.33%	8,095	184	2.27%	26,695	382	1.43%

Total Earning Assets	439,371	30,507	6.94%	355,976	24,265	6.82%	297,386	19,956	6.71%

Less: Allowance for loans losses	(3,516)			(2,672)			(2,503)
Non-earning assets	48,947			40,578			32,194

Total Assets	$484,802			393,882			$327,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$23,160	164	0.71%	$21,031	105	0.50%	$14,224	110	0.77%
Savings	44,686	468	1.05%	42,460	410	0.97%	34,670	441	1.27%
Time deposits	310,305	9,935	3.20%	243,586	5,680	2.33%	215,734	5,770	2.67%
Short Term Borrowings	1,281	43	3.36%	3,051	44	1.44%	730	11	1.51%

Trust Preferred Securities	11,341	669	5.90%	4,715	232	4.92%

Total interest bearing liabilities	390,773	11,279	2.89%	314,843	6,471	2.06%	265,358	6,332	2.39%

Non-interest bearing deposits	54,218			42,728			30,473
Other liabilities	2,395			2,297			1,501

Total Liabilities	447,386			359,868			297,332
Stockholders’ Equity	37,416			34,014			29,745

Total Liabilities and Stockholders’ Equity	$484,802			$393,882			$327,077

Net Interest Income		$19,228			$17,794			$13,624

Net Yield on Interest Earning Assets			4.38%			5.00%			4.58%

Net Interest Spread			4.06%			4.76%			4.32%

(1)	Non-accrual loans are not significant and have been included in the average balance of loans outstanding.
(2)	Loan fees are not material and have been included in interest income on loans.
(3)	Tax exempt income is not significant and has been treated as fully taxable.

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

Volume and Rate Analysis

(Dollars in thousands)

	2005 Compared to 2004 Increase (Decrease)			2004 Compared to 2003 Increase (Decrease)
	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$5,556	$424	$5,971	$6,913	$(2,289)	$4,633
Federal funds sold	64	146	210	(139)	13	(126)
Other investments	(17)	78	61	(266)	68	(198)

Total Earning Assets	5,603	648	6,242	6,508	(2,208)	4,309

Interest Bearing Liabilities:
Demand	11	49	59	53	(57)	(5)
Savings	22	36	58	99	(128)	(31)
All other time deposits	1,555	2,700	4,255	745	(839)	(90)
Short term borrowings	(25)	25	(1)	35	(2)	33
Trust Preferred Securities	326	111	437	232	—	232

Total Interest Bearing Liabilities	1,887	2,920	4,808	1,164	(1,026)	139

Change in Net Interest Income	$3,716	$(2,272)	$1,434	$5,344	$(1,182)	$4,170

Loans

Our primary source of income comes from interest earned on loans receivable. We have continued to have strong loan demand as evidenced by annual increases of $84.5 million, $88.1 million, and $73.0 million for the years 2005, 2004 and 2003, respectively. A schedule of loans by type is set forth immediately below. Approximately 70.08% of the loan portfolio is secured by real estate at the end of 2005.

Loans receivable outstanding are summarized as follows:

Loan Portfolio

	December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Commercial, financial and agricultural	$93,987	$70,915	$58,593	$42,959	$35,168
Real estate – construction	26,267	11,332	7,258	5,615	3,845
Real estate – mortgage	301,740	255,925	185,191	131,050	98,229
Installment loans to individuals	46,051	45,395	44,396	42,770	41,974

Total	$468,045	$383,567	$295,438	$222,394	$179,216

Our loan maturities as of December 31, 2005 are shown in the following table:

Maturities of Loans

(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial and agriculture	$55,366	$26,058	$12,563	$93,987
Real estate	114,059	82,311	131,637	328,007
Consumer- installment/ other	5,849	37,335	2,867	46,051

Total	$175,274	$145,704	$147,067	$468,045

Loans with fixed rates	$33,679	$91,436	$141,773	$266,888
Loans with variable rates	141,595	54,268	5,294	201,157

Total	$175,274	$145,704	$147,067	$468,045

This above table reflects the earlier of the maturity or re-pricing dates for loans at December 31, 2005. In preparing this table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be re-priced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or re-pricing.

Provision for Loan Losses

The provision for loan losses was $1.1 million for 2005 as compared with $990 thousand for 2004. The allowance for loan losses was $3.9 million at December 31, 2005. The allowance for loan losses at the end of 2005 was approximately .84% of total loans as compared to .81% at the end of 2004. Net loans charged off for 2005 were $277 thousand, or .07% of average loans, and $332 thousand, or .10% of average loans at the end of 2004.

The provision for loan losses was $990 thousand for 2004 as compared with $364 thousand for 2003. The allowance for loan losses was $3.1 million at December 31, 2004. The ratio of the allowance for loan losses to total loans was .81% at the end of 2004 as compared to .82% at the end of 2003. Net loans charged off for 2004 were $332 thousand, or .10% of average loans, compared to $156 thousand for 2003, or .06% of average loans.

The calculation of the allowance for loan losses is considered a critical accounting policy. The adequacy of the allowance for loan losses is based upon management’s judgment and analysis. The following factors are evaluated in determining the adequacy of the allowance: risk characteristics of the loan portfolio, current and historical loss experience, concentrations, and internal and external factors such as general economic conditions.

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

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present a higher risk factor. As of December 31, 2005, there were 9 loans in non-accrual status totaling $446 thousand, or .10% of total loans. The amount of interest that would have been recognized on these loans in the year 2005 was $19 thousand. There were 6 loans greater than 90 days past due and still accruing interest totaling $116 thousand, or .02% of total loans. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors. Following is a summary of non-accrual and past due loans greater than 90 days still accruing interest:

Non-Accrual and Past Due Loans

(Dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Non-accruing loans	$446	$773	$539	$761	$47
Loans past due 90 days or more and still accruing	116	115	26	—	29

Total	$562	$888	$565	$761	$76

Percent of total loans	0.12%	0.23%	0.19%	0.34%	0.04%

Loss experience in the loan portfolio has been minimal. Net loans charged-off over the five year period have not exceeded .10% of average loans in a particular year. In addition, non-performing assets as a percentage of total loans has not exceeded .34%. The trend was consistent through 2005. We view these as positive indicators of the quality of the loans originated in the early years of the Bank.

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

The aforementioned risk factors are considered in determining the adequacy of the allowance for loan losses. We believe that the methodology used to calculate the allowance provides sufficiently for potential losses present at the end of the period. The evaluation of individual loan credits is performed by our internal credit review department. Loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is typically determined by either the loan officer or credit review personnel. Guidance for the evaluation is established by the regulatory authorities who periodically review the results for compliance. The classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss.

In the past, our policy has been to keep the allowance for loan losses at a minimum of 1.00% of total loans or an amount calculated by multiplying a loss factor times each risk classification pool. This was due to the fact that we had no historical loss trends as a de novo financial institution. This methodology is consistent with the guidelines traditionally used by bank regulatory agencies. However, during the fourth quarter of 2003, we changed our methodology for calculating the allowance for loan losses. This change in methodology has been approved by the Board of Directors. Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are now individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss, which specific allowance totaled $52 thousand on December 31, 2005, or 1.32% of the allowance for loan loss. In addition, for these credits adequately secured by collateral, a general allocation is made to allow for any inherent risks. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	For the Years Ended December 31,
Activity	2005	2004	2003	2002	2001
Beginning Balance	$3,090	$2,432	$2,224	$1,793	$1,311

Provision charged to expense	1,130	990	364	603	571

Loan Losses:
Installment loans to individuals	(266)	(285)	(180)	(207)	(98)
Real estate mortgage	(28)	(8)
Commercial loans	(4)	(59)	(7)	—
Recoveries:
Installment loans to individuals	19	20	31	35	9
Real estate mortgage	2	—	—	—	—

Net charge offs	(277)	(332)	(156)	(172)	(89)

Balance at End of Period	$3,943	$3,090	$2,432	$2,224	$1,793

Net charge offs as a % of average loans	0.07%	0.10%	0.06%	0.09%	0.06%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 20% of the allowance to cover real estate loans, which constituted 64.5% of our loan portfolio at December 31, 2005. The allocation reflects their lower risk. Residential mortgage loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 35% of the allowance to commercial loans, which constituted 20.1% of our loan portfolio at December 31, 2005. This allocation is due to the fact that commercial loans have more risk than residential real estate loans. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

We have allocated 45% of the allowance to consumer installment loans, which constituted 9.8% of our loan portfolio at December 31, 2005. Consumer installment loans entail greater risk than commercial or real estate loans, because the loans may be unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Losses related to consumer loans have been influenced by the increase in personal bankruptcies in recent years. To date, the largest majority of all loans charged off by the Bank have been consumer loans.

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

Allocation of the Allowance for Loan Losses

December 31, 2001 through December 31, 2005

(Dollars in thousands)

	December 31, 2005			December 31, 2004			December 31, 2003
	Amount	Percent of Allowance	Percent of Loans	Amount	Percent of Allowance	Percent of Loans	Amount	Percent of Allowance	Percent of Loans
Analysis of Ending Balance
Commercial	$1,380	35%	20.08%	$1,081	35%	18.49%	$851	35%	19.83%
Real estate mortgage	789	20%	70.08%	618	20%	69.67%	486	20%	65.14%
Installment	1,774	45%	9.84%	1,391	45%	11.83%	1,095	45%	15.03%
Unallocated	—	—%			—	—%		—	—%

Total	$3,943	100%	100.00%	$3,090	100%	100.00%	$2,432	100%	100.00%

	December 31,2002			December 31, 2001
	Amount	Percent of Allowance	Percent of Loans	Amount	Percent of Allowance	Percent of Loans
Analysis of Ending Balance Commercial	$445	20%	19.32%	$359	20%	19.62%
Real estate mortgage	134	6%	61.45%	108	6%	56.96%
Installment	1,090	49%	19.23%	879	49%	23.42%
Unallocated	555	25%		447	25%

Total	$2,224	100%	100.00%	$1,793	100%	100.00%

Investment Securities

Total investment securities slightly increased to $6.2 million at December 31, 2005 from $5.8 million at December 31, 2004. The portfolio is primarily made up of U. S. Government Agency securities with fairly short maturities, and we have no other securities with any issuer that exceeds 10% of stockholders’ equity. All securities are classified as available for sale for liquidity purposes. The carrying amount of certain securities totaling $3.0 million are pledged by us to secure public deposits at December 31, 2005.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.3 million and $1.4 million as of December 31, 2005 and 2004, respectively.

The carrying values of investment securities are shown in the following table:

Investment Securities Portfolio

(Dollars in thousands)

December 31,	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
U.S. Government Agencies	$6,185	$6,163	$5,700	$5,674	$10,612	10,614
Municipal Governments	—	—	100	101	101	105

Total Securities AFS	$6,185	$6,163	$5,800	$5,775	$10,713	$10,719

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2005, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities

(Dollars in thousands)

Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$5,683	$5,663	3.16%
Due after one year through five years	502	500	4.22%

Total	$6,185	$6,163	3.24%

Deposits

We continue to enjoy deposit growth in the markets we serve. Total deposits as of December 31, 2005 were $462.7 million as compared to $388.1 million at December 31, 2004. This is an increase of $74.6 million, or 19.21%. The Bluefield, Virginia office that was opened in May 2005 has positively contributed to our deposit growth and we anticipate it to continue to grow.

The largest areas of growth were in demand and time deposits. Noninterest bearing demand deposits increased $14.0 million, or 30.48%, to $59.9 million in 2005 from $45.9 million in 2004. Interest-bearing demand deposits slightly decreased by $1.7 million, or 7.77%, to $19.8 million in 2005 from $21.5 million in 2004. Savings deposits increased $1.3 million, or 3.07%, to $44.8 million in 2005 from $43.4 million in 2004. Time deposits increased by $60.9 million, or 21.97%, from $277.2 million in 2004 to $338.1 million in 2005.

Time deposits of $100,000 or more equaled approximately 21.29% of deposits at the end of 2005 and 20.59% of deposits at the end of 2004. We do not have brokered deposits and internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis above.

Maturities of time certificates of deposit of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More

(Dollars in thousands)

December 31, 2005
Three months or less	$22,569
Over three months through six months	15,590
Over six months through twelve months	28,098
Over one year	32,240

Total	$98,497

Noninterest Income

Noninterest income increased from $2.6 million in 2004 to $2.8 million in 2005. This is an increase of $226 thousand for the year, or 8.85%. The major sources of noninterest income include service charges on deposit accounts and insurance commissions. Service charges, including overdraft fees, increased from $1.3 million for 2004 to $1.7 million for

2005, an increase of $413 thousand, or 31.92%. This increase is due to increased fees charged per overdraft and growth in demand deposit accounts. There were no gains on the sale of fixed assets during 2005. During 2004, the Bank sold property and realized a gain of $185 thousand.

During 2005, we reorganized our subsidiary NPB Financial. Part of that process was choosing a new broker-dealer relationship with UVEST Financial Services. In addition, we eliminated positions and restructured compensation schedules of our sales people. We also changed our broker agent for life insurance commissions to UVEST Financial Services. As a result of the process of reorganization, commissions were practically the same as the previous year. Total commissions generated by NPB Financial in 2005 were $289 thousand as compared to $292 thousand. We anticipate 2006 to be a better year in commissions generated by this subsidiary as greater focus will be upon sales production instead of reorganization.

Noninterest income increased from $1.8 million in 2003 to $2.6 million in 2004. This is an increase of $756 thousand for the year, or 41.95%. The major sources of noninterest income include service charges on deposit accounts, insurance commissions, and a gain realized on the sale of property. Service charges increased from $918 thousand for 2003 to $1.3 million for 2004, an increase of $354 thousand, or 38.56%. This increase is due to growth in demand deposit accounts. During 2004, the Bank sold property and realized a gain of $185 thousand.

Noninterest income as a percentage of average assets decreased from .65% in 2004 to .57% in 2005. In comparing 2004 and 2003, the ratio increased from .55% in 2003 to .65% in 2004. We anticipate this percentage to increase in 2006 as we increase noninterest income from our nonbank subsidiaries.

Noninterest Expense

Noninterest expense increased $2.3 million, or 15.97%, from $14.4 million in 2004 to $16.7 million in 2005. The following expenses contributed to the increase for the year. During 2005, we added two new branch locations. We also incurred increased auditing expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act. The reorganization of NPB Financial increased legal expenses during the year. In addition, as we continue to implement our growth plans, we have incurred costs associated with enhancing the infrastructure of New Peoples. These enhancements include additional internal audit staff, loan review staff, risk management personnel, and the operations center that was placed in service in December 2004. We expect each of these investments to be beneficial to the continued growth of New Peoples. Despite an increase in noninterest expenses, the ratio of noninterest expense as a percentage of average assets decreased from 3.66% for 2004 to 3.44% for 2005.

Noninterest expense increased from $10.8 million in 2003 to $14.4 million in 2004. The increase was primarily due to increased staffing and expenses associated with new branches and NPB Financial. Salaries and benefits increased from $6.3 million to $8.9 million. This increase was the result of new branch expenses and the general growth in operations. Noninterest expense as a percentage of average assets increased from 3.30% for 2003 to 3.66% for 2004.

We expect greater efficiencies to result as we maximize the performance of our branches. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 75.74% for 2005 as compared to 70.86% for 2004 and 70.03% for 2003. This was higher in 2005 as the net interest margin decreased while noninterest expenses increased. When comparing 2004 to 2003, a minimal increase resulted from the growth in branches and additional staffing during 2004 and 2003.

The ratio of assets to full-time equivalent employee was $2.0 million at the end of 2005 as compared to $1.81 million, at the end of 2004, and $1.7 million at the end of 2003. Since we are still in the growth phase, these numbers will remain low compared to our peers until we reach a level of maturity, but should continue to improve.

Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax liability of $507 thousand has been recognized at December 31, 2005, as compared to $746 thousand at December 31, 2004. The deferred tax liability represents increases to future income tax liabilities from future reduced deductions for depreciation, increases to income from unrealized accretion and unrealized Bank-owned life insurance income, and increases to deductions related to the allowance for loan losses. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Life Insurance

We have life insurance policies with three insurance companies on the lives of four key officers. The Bank is the beneficiary under each policy. The total cash surrender value of the policies was $9.0 million and $8.7 million at December 31, 2005 and December 31, 2004, respectively. Total income for the policies during 2005 was $393 thousand as compared to $387 thousand and $419 thousand for the years ending 2004 and 2003, respectively. The insurance policies had a yield, net of mortality costs, of 4.50% for the year 2005 as compared to 4.54% in 2004. The minimum guaranteed rate on each of the policies is 4.00%.

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

Total capital at the end of 2005 was $39.0 million compared to $36.1 million in 2004. The increase was $2.9 million, or 7.94%. We remain well capitalized at the end of 2005, as defined by the capital guidelines of regulatory agencies. Capital as a percentage of total assets was 7.38% at December 31, 2005 compared to 8.25% at December 31, 2004, which exceeded regulatory requirements.

The number of shares of common stock issued and outstanding at the end of 2005 was 7,619,355, an increase of 709,286 shares from the 6,910,069 shares outstanding at the end of 2004. The increase is related to two different activities, a stock dividend and exercised stock options. During the second quarter of 2005, the board of directors awarded a 10% stock dividend to shareholders of record on June 7, 2005 which resulted in the issuance of an additional 690,963 shares of common stock. The remaining 18,323 increase resulted from the exercise of stock options at various prices.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. New Peoples’ strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained. When the board of directors considers it prudent to do so, dividends will be paid.

Trust Preferred Securities

In July, 2004, we completed the issuance of $11.3 million in floating rate trust preferred securities through a newly formed subsidiary NPB Capital Trust I. The proceeds of the offering are being used for general corporate purposes which may include capital management for affiliates, retirement of indebtedness, and other investments. The securities mature in 30 years and are redeemable, in whole or in part, without penalty, at our option after five years. Due to the ability to defer interest and principal payments for 60 months without being considered in default, regulatory agencies consider the trust preferred securities as Tier 1 capital up to certain limits. As of December 31, 2005 and 2004, $11.0 million was considered Tier 1 capital. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate of 6.75% at December 31, 2005 as compared to 4.67% at December 31, 2004. Total interest expense in 2005 related to the trust preferred securities was $669 thousand as compared to $232 thousand in 2004. The $437 thousand increase is related to a full year of interest expense and multiple interest rate hikes in 2005.

Liquidity

At the end of December 31, 2005 and 2004, liquid assets in the form of cash, due from banks and federal funds sold were approximately $18.7 million and $17.4 million, respectively. At December 31, 2005 all of our investments are classified as available-for-sale providing an additional source of liquidity in the amount of $3.2 million, which is net of those securities pledged as collateral for public funds. We believe that our liquid assets were adequate at both dates.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million. We may also borrow up to $71.1 million from the Federal Home Loan Bank under a line of credit which is secured by a blanket lien on residential real estate loans. Additional liquidity is expected to be provided by the future growth that management expects in deposit accounts and loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. In 2005 alone, we have opened two new branches and plan to open additional branches during 2006.

At December 31, 2005, outstanding overnight advances from the Federal Home Loan Bank line of credit totaled $11.6 million as compared to no borrowings at the end of 2004. These borrowings are overnight and interest rates adjust daily. We expect to reduce this debt as we generate new deposit growth in early 2006.

As of December 31, 2005, time deposits of $254.3 million mature within one year. Historically, we have been able to retain a majority of maturing deposits by establishing business relationships. We continue to offer premium rates at our new branches to attract new customers and deposits.

Our loan to deposit ratio at year end 2005 was 101.16% as compared to 98.83% at the end of 2004. With new branch openings anticipated in the first half of 2006, we anticipate deposits to increase and the loan to deposit ratio to decrease. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2005 and 2004, is as follows:

	2005	2004
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$46,459	$31,596
Standby letters of credit	2,988	1,342

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

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not actually be drawn upon to the total extent to which the Bank is committed.

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

New Peoples and its subsidiaries have operating lease obligations and trust preferred securities indebtedness. The following is a breakdown of the payment obligations over the life of the agreements:

	Payments Due by Period
	(Dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Trust preferred securities indebtedness	$11,341	$—	$—	$—	$11,341
Operating Lease Obligations	276	49	89	53	85

Total	$11,617	$49	$89	$53	$11,426

Interest Sensitivity

At December 31, 2005, we had a negative cumulative gap rate sensitivity ratio of 30.38% for the one year re-pricing period, compared to 41.65% at December 31, 2004. A negative cumulative gap generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Strategies of lengthening maturities of deposits and shortening the repricing frequency on earning assets has resulted in a cumulative gap position improved for a rising rate environment. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment; however, our strategy is to continue to improve our repricing position to benefit from a rising interest rate environment.

Interest Sensitivity Analysis

December 31, 2005

(Dollars in thousands)

	1- 90 Days	91-365 Days	1 – 3 Years	4-5 Years	6-15 Years	Over 15 years	Total
Uses of funds:
Loans	$120,766	$54,508	$58,360	$87,344	$88,877	$58,190	$468,045
Federal funds sold	2,922	—	—	—	—	—	2,922
Investments	3,113	3,071	500	—	—	1,752	8,436
Bank owned life insurance	9,031	—	—	—	—	—	9,031

Total earning assets	$135,832	57,579	$58,860	$87,344	$88,877	$59,942	$488,434

Sources of funds:
Int Bearing DDA	$19,845	$—	$—	$—	$—	$—	$19,845
Savings & MMDA	44,778	—	—	—	—	—	44,778
Time Deposits	87,617	166,639	30,187	53,705	—	—	338,148
FHLB advances	11,570	—	—	—	—	—	11,570
Trust preferred securities	11,341	—	—	—	—	—	11,341

Total interest bearing liabilities	$175,151	$166,639	$30,187	$53,705	$—	$—	$425,682

Discrete Gap	$(39,319)	$(109,060)	$28,673	$33,639	$88,877	$59,942	$62,752

Cumulative Gap	(39,319)	(148,379)	(119,706)	(86,067)	2,810	62,752

Cumulative Gap as % of Total Earning Assets	(8.05)%	(30.38)%	(24.51)%	(17.62)%	0.57%	12.85%

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

Our Asset and Liability Committee has been delegated the responsibility of managing our interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. The committee, comprised of various members of senior management and three external board members, is also responsible for establishing policies to monitor and limit our exposure to interest rate risk and to manage our liquidity and capital positions. The committee satisfies its responsibilities through quarterly meetings during which product pricing issues, liquidity measures, capital levels, and interest sensitivity positions are monitored.

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

The following table summarizes our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of December 31, 2005. At this date, our interest rate risk is within the established limitations.

Immediate Basis Point Change In Interest Rates	Estimated Increase (Decrease) in Net Interest Income December 31, 2005	Established Limitation
+300	(4.77)%	(20.00)%
+200	(3.17)	(15.00)
+100	(1.60)	(7.00)
-100	1.32	(7.00)
-200	3.24	(15.00)
-300	5.19	(20.00)

The type of modeling used to generate the above table does not take into account all strategies that we might adopt in response to a sudden and sustained change in interest rates. These strategies may include asset/ liability acquisitions of appropriate maturities in the cash market and may also include off-balance sheet alternatives to the extent such activity is authorized by the board of directors.

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

FINANCIAL STATEMENTS

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

New Peoples Bankshares, Inc.

Honaker, VA

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of New Peoples Bankshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

BROWN, EDWARDS & COMPANY, L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

Bluefield, West Virginia

March 13, 2006

ATTESTATION REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that New Peoples Bankshares, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). New Peoples Bankshares, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that New Peoples Bankshares, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, New Peoples Bankshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Peoples Bankshares, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 13, 2006, expressed an unqualified opinion thereon.

BROWN, EDWARDS & COMPANY, L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

Bluefield, West Virginia

March 13, 2006

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of New Peoples Bankshares, Inc. New People’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting practices.

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

Management assessed the effectiveness of New People’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework”. Based on our assessment, we believe that, as of December 31, 2005, New People’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Brown, Edwards & Company, L.L.P., the independent registered public accounting firm which also audited the Company’s consolidated financial statements. Brown, Edwards & Company’s attestation report on management’s assessment of internal control over financial reporting is included elsewhere in this annual report.

March 10, 2006

/S/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer

/S/ C. TODD ASBURY
C. Todd Asbury
Senior Vice-President and Chief Financial Officer

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(IN THOUSANDS EXCEPT SHARE DATA)

	2005	2004
ASSETS
Cash and due from banks (Note 3)	$15,728	$15,281
Federal funds sold (Note 3)	2,922	2,124

Total Cash and Cash Equivalents	18,650	17,405

Investment Securities
Available-for-sale (Note 4)	6,163	5,775
Loans receivable (Note 5)	468,045	383,567
Allowance for loan losses (Note 6)	(3,943)	(3,090)

Net Loans	464,102	380,477

Bank premises and equipment, net (Note 7)	22,046	19,403
Equity securities (restricted) (Note 4)	2,273	1,441
Other real estate owned	1,396	1,186
Accrued interest receivable	3,005	2,272
Life insurance investments	9,031	8,694
Other assets	1,104	1,098

Total Assets	$527,770	$437,751

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$59,921	$45,924
Interest-bearing	19,845	21,518
Savings deposits	44,778	43,445
Time deposits (Note 8)	338,148	277,233

Total Deposits	462,692	388,120
FHLB advances (Note 15)	11,570	—
Accrued interest payable	1,558	891
Accrued expenses and other liabilities	1,645	1,301
Trust preferred securities (Note 19)	11,341	11,341

Total Liabilities	488,806	401,653

STOCKHOLDERS’ EQUITY (Notes 12 & 14)

Common stock - $2.00 par value; 12,000,000 shares authorized; 7,619,355 and 6,910,069 shares issued and outstanding for 2005 and 2004, respectively	15,239	13,820
Additional Paid-in-Capital	21,265	13,118
Retained earnings	2,475	9,177
Accumulated other comprehensive income	(15)	(17)

Total Stockholders’ Equity	38,964	36,098

Total Liabilities and Stockholders’ Equity	$527,770	$437,751

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	2005	2004	2003
INTEREST AND DIVIDEND INCOME
Loans including fees	$30,006	$24,035	$19,402
Federal funds sold	256	46	172
Investments	161	104	322
Dividends on Equity securities (restricted)	84	80	60

Total Interest and Dividend Income	30,507	24,265	19,956

INTEREST EXPENSE
Deposits
Demand	164	105	110
Savings	468	410	441
Time deposits below $100,000	6,917	4,051	4,211
Time deposits above $100,000	3,018	1,629	1,559
Other	1	3	11
FHLB Advances	42	41	—
Trust Preferred Securities	669	232	—

Total Interest Expense	11,279	6,471	6,332

NET INTEREST INCOME	19,228	17,794	13,624

PROVISION FOR LOAN LOSSES (Note 6)	1,130	990	364

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,098	16,804	13,260

NONINTEREST INCOME
Service charges	1,707	1,294	936
Fees, commissions and other income	341	263	239
Insurance fees	381	476	213
Loss on sale of securities	—	—	(5)
Loss on sale of other real estate owned	(38)	(47)	—
Life insurance investment income	393	387	419
Gain on Sale of Fixed Assets	—	185	—

Total Noninterest Income	2,784	2,558	1,802

NONINTEREST EXPENSES
Salaries and employee benefits (Note 11)	10,031	8,902	6,258
Occupancy expense	1,122	841	627
Equipment expense	1,723	1,503	1,152
Advertising and public relations	352	282	211
Stationery and supplies	245	217	203
Other operating expenses	3,199	2,677	2,350

Total Noninterest Expenses	16,672	14,422	10,801

INCOME BEFORE INCOME TAXES	4,210	4,940	4,261

INCOME TAX EXPENSE (Note 9)	1,487	1,682	1,447

NET INCOME	$2,723	$3,258	$2,814

Earnings Per Share (1)
Basic	$.36	$.43	$.37

Fully Diluted	$.35	$.42	$.37

Average Weighted Shares of Common Stock(1)
Basic	7,605,568	7,600,073	7,563,329

Fully Diluted	7,826,479	7,735,055	7,631,040

(1)	Restated to reflect the 10% stock dividend which occurred on June 7, 2005.

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(IN THOUSANDS INCLUDING SHARE DATA )

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Common Stock Sub- scriptions	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Compre- hensive Income (Loss)
Balance, December 31, 2002	6,008	$12,017	$5,948	$5,411	$3,105	$—	$26,481	$2,178

Net Income					2,814		2,814	2,814
Unrealized gains (net of deferred tax liability of $2) on available-for-sale securities, net of reclassification adjustment of $5						4	4	4
Stock Options Exercised	10	20	55				75
Common Stock Issued	885	1,769	7,076	(5,411)			3,434
Cost of Common Stock Offering			(3)				(3)

Balance, December 31, 2003	6,903	$13,806	$13,076	$—	$5,919	$4	$32,805	$2,818

Net Income					3,258		3,258	3,258
Unrealized loss (net of deferred tax benefit of $9) on available-for-sale securities						(21)	(21)	(21)
Stock Options Exercised	7	14	42				56

Balance, December 31, 2004	6,910	$13,820	$13,118	$—	$9,177	$(17)	$36,098	$3,237

Net Income					2,723		2,723	2,723
Unrealized gain (net of deferred tax benefit of $1) on available-for-sale securities						2	2	2
10% Stock Dividend, June 7, 2005	691	1,382	8,043		(9,425)		—
Stock Options Exercised	18	37	104				141

Balance, December 31, 2005	7,619	$15,239	$21,265	$—	$2,475	$(15)	$38,964	$2,725

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(IN THOUSANDS)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,723	$3,258	$2,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,922	1,388	1,121
Provision for loan losses	1,130	990	364
Income (less expenses) on life insurance	(337)	(335)	(371)
Gain (loss) on sale of fixed assets	27	(185)
Loss on sale of foreclosed real estate	38	47	32
Loss on sale of investment securities	—	—	5
Amortization (accretion) of bond premiums/ discounts	(13)	(48)	395
Deferred tax expense (benefit)	(241)	245	286
Net change in:
Interest receivable	(733)	(376)	(50)
Other assets	(6)	(299)	(138)
Accrued interest payable	667	395	(206)
Accrued expense and other liabilities	586	70	291

Net Cash Provided by Operating Activities	5,763	5,150	4,543

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(84,755)	(88,461)	(73,200)
Purchase of securities available for sale	(2,972)	(4,998)	—
Purchase of securities held-to-maturity	—	—	(95,744)
Proceeds from sale and maturities of securities available-for-sale	2,600	9,969	19,936
Proceeds from maturities of securities held-to-maturity	—	—	98,999
Purchase of Federal Reserve Bank stock	—	(87)	(120)
Purchase (sale) of Federal Home Loan Bank stock	(832)	11	(706)
Payments for the purchase of property	(4,592)	(6,840)	(4,500)
Proceeds from the sale of property	—	525	4
Net change in other real estate owned	(248)	(1,233)	—

Net Cash Used in Investing Activities	(90,800)	(91,114)	(55,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common stock offering	—	—	3,431
Common stock options exercised	141	56	75
Trust preferred securities borrowing	—	11,341	—
Net change in:
Demand deposits	12,324	14,344	21,008
Savings deposits	1,333	3,027	13,292
Time deposits	60,915	62,528	10,116
Net increase in FHLB borrowings	11,570	—	—

Net Cash Provided by Financing Activities	86,282	91,296	47,922

Net increase (decrease) in cash and cash equivalents	1,245	5,332	(2,866)

Cash and Cash Equivalents, Beginning of Year	17,405	12,073	14,939

Cash and Cash Equivalents, End of Year	$18,650	$17,405	$12,073

Supplemental Disclosure of Cash Paid During the Year for:
Interest	7,247	6,076	6,538
Taxes	1,350	1,710	1,065
Supplemental Disclosure of Non Cash Transactions:
Transfer of securities from held-to-maturity to available- for-sale	—	—	30,655
Other real estate acquired in settlement of foreclosed loans	210	1,186	—
Loans made to finance sale of foreclosed real estate	143	86	—

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS

Nature of Operations – New Peoples Bankshares, Inc. (“Company”) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank (“Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulations by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities.

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

The amortization of premiums and accretion of discounts are recognized in interest income using the effective interest method over the period to maturity. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to stockholders’ equity, whereas realized gains and losses flow through the income statement.

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

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans (Continued) – A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Significant Group Concentrations of Credit Risk – The Company recognizes a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $9.7 million as of December 31, 2005. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. Note 4 discusses the types of securities that the Company invests in. Note 5 shows the types of loans made by the Bank. A substantial portion of the Bank’s loans are secured by real estate. The Bank does not have any significant concentrations to any one industry or customer.

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

Stock Options – Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” sets forth compensation recognition principles that are based on a fair value model. The Company has elected another alternative provided for under SFAS 123, which is to account for the activity under the Plan using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost is not recognized in the financial statements for grants of stock options as all options granted under the Company’s stock option plan have an exercise price equal to the fair market value of the underlying stock at date of grant.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Had compensation cost for the Company’s stock option plan been determined consistent with the fair value model under SFAS 123, net income would have been reduced to the pro forma amounts reflected below for the years ended December 31:

Years Ended December 31,	2005	2004	2003
(Dollars are in thousands, except per share data)
Net Income, as reported	$2,723	$3,258	$2,814
Deduct: Compensation expense related to stock plans using fair value accounting, net of tax	1,096	517	173

Net Income, on a pro forma basis	$1,627	$2,741	$2,641

Basic earnings per share - As reported	$.36	$.43	$.37
- Pro forma	$.21	$.36	$.35
Diluted earnings per share - As reported	$.35	$.42	$.37
- Pro forma	$.21	$.35	$.35

Income Taxes – Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Financial Instruments – Off-balance-sheet instruments— In the ordinary course of business, the Bank has entered into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income – Generally accepted accounting principles require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Earnings Per Share – Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options determined by the Treasury Method. During 2003, the stock subscriptions from 2002 were converted to shares of common stock. The weighted average shares outstanding at December 31, 2005, 2004 and 2003 reflect the converted subscriptions, additional stock issued, and the 10% stock dividend during 2005.

Other Real Estate Owned – Other real estate owned represents properties acquired through foreclosure or deed taken in lieu of foreclosure. At the time of acquisition, these properties are recorded at the lower of cost or fair value less estimated costs to sell. Expenses incurred in connection with operating these properties and subsequent write-downs, if any, are charged to expense. Subsequent to foreclosure, management periodically considers the adequacy of the reserve for losses on the property. Gains and losses on the sales of these properties are credited or charged to income in the year of the sale.

Reclassification of Financial Statement Presentation – Certain reclassifications have been made to the 2004 and 2003 financial statements to conform with the 2005 financial statement presentation. Such reclassification had no effect on net income as previously reported.

NOTE 3 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $11.7 million and $11.2 million at December 31, 2005 and 2004, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
December 31, 2005
Available for Sale
U.S. Government Agencies	$6,185	$—	$22	$6,163

Total Securities AFS	$6,185	$—	$22	$6,163

December 31, 2004
Available for Sale
U.S. Government Agencies	$5,700	$—	$26	$5,674
Municipal Governments	100	1	—	101

Total Securities AFS	$5,800	$1	$26	$5,775

At December 31, 2005 and 2004, the Bank had not identified any securities as held-to–maturity.

The amortized cost and approximate fair value of securities available for sale that were in a loss position at December 31, 2005 and 2004 are shown below.

	Gross Unrealized Losses
December 31, 2005	Amortized Cost	Loss Position < 12 Months	Loss Position > 12 Months	Fair Values
U.S. Government Agencies	$6,185	$9	$13	$6,163

Totals	$6,185	$9	$13	$6,163

December 31, 2004
U.S. Government Agencies	$5,700	$26	$—	$5,674

Totals	$5,700	$26	$—	$5,674

At December 31, 2005, the available for sale portfolio included 4 individual investments for which the fair market value was less than amortized cost. Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. These unrealized losses are primarily attributable to changes in interest rates resulting from market fluctuations. The Company has the ability to hold the securities contained in the previous table for the time necessary to recover the amortized cost.

The amortized cost and fair value of investment securities at December 31, 2005, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available for Sale
Due in one year or less	$5,683	$5,663	3.16%
Due after one year through five years	502	500	4.22%

Total	$6,185	$6,163	3.24%

Investment securities with a carrying value of $3.0 million and $3.1 million at December 31, 2005 and 2004, were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.3 million and $1.4 million as of December 31, 2005 and 2004, respectively.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 LOANS:

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2005	2004
Commercial, financial and agricultural	$93,987	$70,915
Real estate - construction	26,267	11,332
Real estate - mortgages	301,740	255,925
Installment loans to individuals	46,051	45,395

Total Loans	$468,045	$383,567

The following is a summary of information at December 31, pertaining to nonperforming loans:

(Dollars are in thousands)	2005	2004
Principal:
Nonaccrual Loans	$446	$773
Loans past due 90 days or more still accruing interest	116	115

Total Non-performing Loans	$562	$888

At the end of 2005, impaired loans totaled $677 with a valuation allowance of $52 thousand. At the end of 2004, impaired loans totaled $891 thousand with a valuation allowance of $4 thousand. Interest income not recognized on these loans was $19 thousand and $75 thousand for the years ending 2005 and 2004, respectively. The average investment in impaired loans was $1.1 million in 2005 and $902 thousand in 2004.

NOTE 6 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

(Dollars are in thousands)	2005	2004	2003
Balance, beginning of year	$3,090	$2,432	$2,224
Provision for loan losses	1,130	990	364
Recoveries of loans charged off	21	20	31
Loans charged off	(298)	(352)	(187)

Balance, End of Year	$3,943	$3,090	$2,432

Percentage of Loans	0.84%	0.81%	0.82%

NOTE 7 BANK PREMISES AND EQUIPMENT:

Bank premises and equipment at December 31, are summarized as follows:

(Dollars are in thousands)	2005	2004
Land	$4,202	$3,784
Buildings and improvements	13,396	12,237
Furniture and equipment	8,934	7,481
Vehicles	414	344
Construction in progress	1,631	234

	28,577	24,080
Less accumulated depreciation	(6,531)	(4,677)

Bank Premises and Equipment	$22,046	$19,403

Depreciation expense for 2005, 2004 and 2003 was $1.9 million, $1.4 million, and $1.1 million respectively.

At December 31, 2005, construction in progress included the costs of buildings and land for new branches in Esserville and Pound, Virginia. Each location is anticipated to be complete and operational as full service branches during 2006 at an additional total cost of $528 thousand. At December 31, 2004, construction in progress included the costs of building and land purchased for a new branch at Bluefield, Virginia which has been completed and placed in service.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 OTHER TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100,000 was $98.5 million and $79.9 million at December 31, 2005 and 2004, respectively

At December 31, 2005, the scheduled maturities of certificates of deposit are as follows (dollars are in thousands):

2006	$254,261
2007	24,284
2008	5,903
2009	5,144
2010	48,556
After five years	—

Total	$338,148

NOTE 9 INCOME TAX EXPENSE:

The components of income tax expense for the years ended December 31, are as follows:

(Dollars are in thousands)	2005	2004	2003
Current expense	$1,728	$1,437	$1,161
Deferred expense (benefit)	(241)	245	286

Net Income Tax	$1,487	$1,682	$1,447

The deferred tax expense (benefit) resulting from temporary differences for the years ended December 31 is as follows:

(Dollars are in thousands)	2005	2004	2003
Organization and start-up cost	$2	$2	$7
Provision for loan losses	(268)	(257)	(105)
Depreciation	(64)	420	284
Deferred compensation expense	(30)	(29)	(23)
Unrealized accretion income	—	—	(4)
Earnings on bank owned life insurance	114	114	126
Capitalized interest and repair expense	5	(5)	1

Deferred Income Tax Expense (Benefit)	$(241)	$245	$286

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands)	2005	2004	2003
Deferred Tax Assets:
Organization and start-up cost	$5	$7	$9
Allowance for loan losses	1,238	970	713
Deferred compensation	110	80	51
Unrealized loss on securities Available for sale	7	9	—
Capitalized interest and repair expense	19	24	19

Total Assets	1,379	1,090	792

Deferred Tax Liabilities:
Accelerated depreciation	1,366	1,430	1,010
Unrealized gain on securities Available for sale	—	—	2
Unrealized income on bank owned life insurance	520	406	292

Total Liabilities	1,886	1,836	1,304

Net Deferred Tax Asset (Liability)	$(507)	$(746)	$(512)

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 INCOME TAX EXPENSE (CONTINUED):

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

(Dollars are in thousands)	2005	2004	2003
Income tax expense at the applicable federal rate	$1,431	$1,680	$1,450
Permanent differences resulting from:
Nondeductible expenses	22	15	3
Tax exempt interest income	(90)	(63)	(17)
State income taxes less federal tax effect	42	32	12
Other adjustments	82	(18)	(1)

Income Tax Expense	$1,487	$1,682	$1,447

NOTE 10 RELATED PARTY TRANSACTIONS:

During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to $11.7 million at December 31, 2005 and $10.8 million at December 31, 2004. During the year ended December 31, 2005, total principal additions were $11.3 million and principal payments were $10.4 million. During the year ended December 31, 2004, total principal additions were $11.0 million and principal payments were $10.7 million. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Total related party deposits held at the Bank were $12.9 million and $11.7 million at the end of years 2005 and 2004, respectively.

During the latter part of 2005, the board of directors approved the purchase of a lot for $450 thousand in Jonesborough, Tennessee from a partnership involving Director B. Scott White. The approval was subject to the receipt of an independent certified appraisal substantiating the fair market value. The board of directors approved the transaction without participation by Director White and he abstained from the vote. Subsequent to year-end 2005, the appraisal was obtained that substantiated the sales price as a fair market value. The purchase will be complete during the first quarter of 2006.

NOTE 11 RETIREMENT PLANS:

The Company has established a qualified defined contribution plan which covers all full time employees. Under the plan the Company matches employee contributions up to a maximum of 5% of their salary. The Company contributed $310 thousand, $264 thousand, and $178 thousand to the defined contribution plan for 2005, 2004 and 2003, respectively.

In addition, in 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. Expenses related to the plan were $86 thousand, $87 thousand, and $69 thousand for 2005, 2004, and 2003, respectively.

NOTE 12 STOCK OPTION PLAN:

New Peoples’ Stock Option Plan (“the Plan”) was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of the Company by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. The Plan provides that options for up to 990,000 shares of the Company’s common stock may be issued to employees and directors as adjusted for the 10 percent stock dividend on June 7, 2005. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of the Company. All options are subject to exercise or forfeiture if the Company’s capital falls below minimum requirements, as determined by its primary state or federal regulators. The Plan will expire on May 31, 2011, unless terminated earlier by the board of directors. At December 31, 2005, there were 136,757 additional shares available for grant under the Plan. All options granted and outstanding are fully vested.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 STOCK OPTION PLAN (CONTINUED):

The weighted fair value of each option was $5.14 in 2005, $4.14 in 2004 and $3.30 in 2003 and was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate.

The following weighted – average assumptions were used to determine the fair value of options in the years 2005, 2004 and 2003.

Years Ended December 31,	2005	2004	2003
Dividend yield	0.00%	0.00%	0.00%
Expected life	7 years	10 years	10 years
Expected volatility	20.00%	13.50%	0.00%
Risk free interest rate	4.41%	4.30%	4.01%

Information about stock options outstanding at December 31, 2005 follows:

Exercise Price	Number Outstanding and Exerciseable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.82	242,143	6.00 years	$6.82
$9.09	179,450	7.52 years	$9.09
$12.27	109,300	9.00 years	$12.27
$15.00	322,350	10.00 years	$15.00

Totals	853,243	8.11 years	$11.09

A summary of the status of the Company’s stock option plan is presented below:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding and exercisable, Beginning of year	501,900	$11.32	319,966	$8.12	252,466	$7.50
Granted	322,350	15.00	189,000	11.91	79,500	10.00
Effect of 10% June 7, 2005 Stock Dividend	50,016	(0.87)
Exercised	(18,323)	7.69	(7,066)	7.85	(10,000)	7.50
Forfeited	(2,700)	10.73	—	—	(2,000)	7.50

Outstanding and exercisable, end of year	853,243	$11.09	501,900	$11.32	319,966	$8.12

NOTE 13 LEASING ACTIVITIES:

The Company’s leasing activities consist of the leasing of land and buildings under agreements in which the Bank is lessee. These leases have been classified as operating leases.

The following is a schedule by years of future minimum rental payments in thousands, required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005:

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 LEASING ACTIVITIES (CONTINUED):

Year ending December 31:
2006	$49
2007	44
2008	45
2009	34
2010	19
Thereafter	85

Total minimum payments required	$276

Rental commitments of less than one year are not included in the above schedule. Rentals charged to operations under operating leases were $55 thousand, $55 thousand, and $46 thousand for the years ended 2005, 2004, and 2003, respectively.

NOTE 14 DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of December 31, 2005, approximately $9.9 million was available for dividend distribution.

NOTE 15 AVAILABLE LINES OF CREDIT AND FEDERAL HOME LOAN BANK ADVANCES:

The Bank has federal funds lines of credit with correspondent banks totaling $20.4 million as of December 31, 2005. In addition, the Bank may borrow up to an additional $59.6 million from the Federal Home Loan Bank under a line of credit which is secured by a blanket lien on residential real estate loans.

As of December 31, 2005, the Bank had total borrowings from the Federal Home Loan Bank totaling $11.6 million. These borrowings are overnight and interest rates adjust daily.

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

Financial instruments whose contract amount represents credit risk were as follows:

(Dollars are in thousands)	2005	2004
Commitments to extend credit	$46,459	$31,596
Standby letters of credit	2,988	1,342

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

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 LEGAL CONTINGENCIES:

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NOTE 18 REGULATORY MATTERS:

The Company and the Bank are subject to various capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 2005, the most recent date of notification, the Board of Governors of the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2005 and 2004, respectively.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2005:
Total Capital to Risk Weighted Assets
The Company	$53,922	11.82%	$36,482	8%	$	N/A	N/A
The Bank:	46,376	10.17%	36,471	8%		45,589	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	49,979	10.96%	18,241	4%		N/A	N/A
The Bank	42,433	9.31%	18,236	4%		27,354	6%
Tier 1 Capital to Average Assets:
The Company	49,979	9.63%	20,760	4%		N/A	N/A
The Bank	42,433	8.22%	20,660	4%		25,825	5%

December 31, 2004:
Total Capital to Risk Weighted Assets
The Company	$50,205	13.72%	$29,272	8%	$	N/A	N/A
The Bank:	37,475	10.31%	29,088	8%		36,361	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	47,115	12.88%	14,636	4%		N/A	N/A
The Bank	34,385	9.46%	14,544	4%		21,816	6%
Tier 1 Capital to Average Assets:
The Company	47,115	10.64%	17,708	4%		N/A	N/A
The Bank	34,385	8.00%	17,189	4%		21,487	5%

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED

NOTE 19 TRUST PREFERRED SECURITIES:

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds are being used for general corporate purposes which may include capital management for affiliates, retirement of indebtedness and other investments. Under the terms of the subordinated debt transaction, the securities mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. Due to the ability to defer interest and principal payments for 60 months without being considered in default, the regulatory agencies consider the trust preferred securities as Tier 1 capital up to certain limits. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at December 31, 2005 of 6.75%.

NOTE 20 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 (SFAS 107) “Disclosures About the Fair Value of Financial Statements” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Bank’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at December 31, 2005 and 2004, are as follows:

	December 31, 2005		December 31, 2004
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Assets
Cash and due from bank	$15,728	$15,728	$15,281	$15,281
Federal funds sold	2,922	2,922	2,124	2,124
Investment securities	6,163	6,163	5,775	5,775
Equity securities (restricted)	2,309	2,273	1,441	1,441
Loans	469,374	468,045	384,672	383,567
Accrued interest receivable	3,005	3,005	2,272	2,272
Life insurance investments	9,031	9,031	8,694	8,694

Financial Liabilities
Demand Deposits:
Non-interest bearing	59,921	59,921	45,924	45,924
Interest-bearing	19,845	19,845	21,518	21,518
Savings deposits	44,778	44,778	43,445	43,445
Time deposits	339,361	338,148	277,608	277,233
FHLB advances	11,570	11,570	—	—
Accrued interest payable	1,558	1,558	891	891
Trust preferred securities	11,341	11,341	11,341	11,341

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2005 and 2004.

NOTE 21 ACCOUNTING CHANGE:

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

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21 ACCOUNTING CHANGE (CONTINUED):

Before adopting Statement 91, the Company recognized loan origination and commitment fees as income in the period the loan or commitment was granted. The related costs associated with originating those loans and commitments were recognized in salary expense in the period incurred. As a result of adopting Statement 91, as of December 31, 2005 the Company deferred net loan fees (costs) on loans originated during 2005 of $230 thousand that would have otherwise been reflected as income, thereby reducing 2005 net income by $152 thousand, or $0.02 per share. As of December 31, 2005, approximately $274.0 million, or 58.55% of the loans included in the Company’s financial statements were accounted for under the prior policy.

NOTE 22 RECENT ACCOUNTING DEVELOPMENTS:

On December 12, 2003, the American Institute of Certified Public Accountants (AICPA) released Statement of Position (SOP) 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement of position addresses accounting for differences between contractual cash flows and cash flows expected to be collected from investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 on January 1, 2005 did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin 51—Consolidated Financial Statements.” This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity’s expected losses, (b) receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003. During 2003, the Bank did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, which modified certain requirements of FIN 46 and allowed for the optional deferral of the effective date of FIN 46R for annual or interim periods ending after March 15, 2004. No new consolidation was required as a result of applying FIN 46 or FIN 46 (R). The implementation of FIN 46 (R) did not have and is not expected to have a significant impact on the financial condition or results of operations of the Company.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company adopted the provisions of SAB 105 effective April 1, 2004. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, the adoption of SAB 105 did not have a material effect on either the Company’s consolidated financial position or consolidated results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is to be applied to reporting periods beginning after December 15, 2005. The Company is in the process of evaluating the impact of this FSP.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22 RECENT ACCOUNTING DEVELOPMENTS (C0NTINUED):

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period or the period the employee will be retirement eligible. SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(R) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(R) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) on January 1, 2006. Since all outstanding options are fully vested, there will be no effect on the Company’s consolidated financial statements unless additional stock options are granted.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(R). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(R) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

NOTE 23 OTHER REAL ESTATE OWNED

Other real estate owned is presented at net realizable value. No material expenses have been incurred regarding the properties.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

(In Thousands)

	2005	2004
ASSETS
Due from banks	$7,012	$10,507
Investment in subsidiaries	43,000	35,039
Premises and fixed assets	—	2,163
Other assets	548	323

Total Assets	$50,560	$48,032

LIABILITIES
Accrued interest payable	$162	$121
Accrued expenses and other liabilities	93	60
Due to subsidiaries	—	412
Trust preferred securities	11,341	11,341

Total Liabilities	$11,596	$11,934

STOCKHOLDERS’ EQUITY
Common stock - $ 2.00 par value, 12,000,000 shares authorized; 7,619,355 and 6,910,069 shares issued and outstanding for 2005 and 2004, respectively	15,239	13,820
Additional paid in capital	21,265	13,118
Retained earnings	2,475	9,177
Accumulated other comprehensive income (loss)	(15)	(17)

Total Stockholders’ Equity	38,964	36,098

Total Liabilities and Stockholders’ Equity	$50,560	$48,032

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(Dollars in Thousands)

	2005	2004	2003
Income
Miscellaneous income	$86	$28	$—
Undistributed income from subsidiaries	3,409	3,331	2,872

Total Income	3,495	3,359	2,872

Expenses
Trust preferred securities interest expense	669	232	—
Legal fees	34	42	7
Accounting fees	166	69	45
Other operating expenses	138	41	36

Total Expenses	1,007	384	88

Income before Income Taxes	2,488	2,975	2,784
Income Tax Benefit	235	283	30

Net Income	$2,723	$3,258	$2,814

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(Dollars and Shares in Thousands)

	2005	2004	2003
Cash Flows From Operating Activities:
Net Income	$2,723	$3,258	$2,814
Adjustments to reconcile net income to net cash used in operating activities:
Income of subsidiaries	(3,409)	(3,331)	(2,872)
Depreciation	114	—	—
Net change in:
Other assets	(110)	(281)	(22)
Other liabilities	(338)	584	(4)

Net Cash Used in Operating Activities	(1,020)	230	(84)

Cash Flows From Investing Activities:
Payments for the purchase of property	(177)	(2,164)	—
Proceeds from the sale of property	2,111	—	—
Investment in subsidiary	(4,550)	(2,400)	(2,772)

Net Cash Used in Investing Activities	(2,616)	(4,564)	(2,772)

Cash Flows From Financing Activities:
Net proceeds from common stock offering	—	—	3,431
Net proceeds for trust preferred securities	—	11,000	—
Exercise of stock options	141	56	75

Net Cash Provided by Financing Activities	141	11,056	3,506

Net Increase in Cash and Cash Equivalents	(3,495)	6,722	650
Cash and Cash Equivalents, Beginning of Year	10,507	3,785	3,135

Cash and Cash Equivalents, End of Year	$7,012	$10,507	$3,785

NOTE 25 SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2005 Quarters
(Dollars and shares in thousands)	Fourth	Third	Second	First
Income statement
Interest income	$8,579	$7,955	$7,252	$6,721
Interest expense	3,547	3,131	2,470	2,131
Net interest income	5,032	4,824	4,782	4,590
Noninterest income	767	767	640	622
Total revenue	5,799	5,591	5,422	5,212
Provision for credit losses	273	175	362	320
Noninterest expense	4,366	4,266	4,143	3,909
Income before income taxes	1,160	1,150	917	983
Income tax expense	572	359	261	295
Net income	588	791	656	688
Average common shares issued and outstanding	7,615	7,605	7,601	7,601
Average diluted common shares issued and outstanding	7,841	7,828	7,816	7,802
Period end balance sheet
Total loans and leases	$468,045	$445,338	$422,121	$402,868
Total assets	527,770	510,963	481,838	454,960
Total deposits	462,692	459,119	431,052	400,758
Total shareholders’ equity	38,964	38,280	37,442	36,778

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED

NOTE 25 SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2004 Quarters
(Dollars and shares in thousands)	Fourth	Third	Second	First
Income statement
Interest income	$6,659	$6,223	$5,904	$5,479
Interest expense	1,962	1,719	1,445	1,345
Net interest income	4,697	4,504	4,459	4,134
Noninterest income	711	642	723	482
Total revenue	5,408	5,146	5,182	4,616
Provision for credit losses	370	220	280	120
Noninterest expense	4,047	3,711	3,343	3,321
Income before income taxes	991	1,215	1,559	1,175
Income tax expense	373	375	532	402
Net income	618	840	1,027	773
Average common shares issued and outstanding	7,600	7,600	7,597	7,596
Average diluted common shares issued and outstanding	7,774	7,759	7,740	7,702
Period end balance sheet
Total loans and leases	$383,567	$366,427	$347,398	$324,029
Total assets	437,751	418,762	394,201	368,334
Total deposits	388,120	369,644	345,524	329,545
Total shareholders’ equity	36,098	35,494	34,619	33,606

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in Item 8 of this annual report and is incorporated herein by reference. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Brown, Edwards & Company, L.L.P., the independent registered public accounting firm which also audited the Company’s consolidated financial statements, as stated in its report which is included in Item 8 of this annual report and incorporated herein by reference.

Remediation of Prior Material Weakness

In our Form 10-K and 10-K/A for the year ended December 31, 2004, we identified a material weakness in our internal control over financial reporting due to control deficiencies in NPB Financial Services, Inc., which was then a new startup division, related to the design effectiveness of certain internal controls regarding segregation of duties in the processes of initiating, authorizing, recording, processing, and reporting certain insurance and brokerage transactions, as well as the design effectiveness of related fraud detection.

Subsequent to the discovery of that material weakness in internal control, we have taken various actions to remediate our internal control in this subsidiary, as discussed in previous Form 10-Q filings. In the first three quarters of 2005, we made management changes at NPB Financial; improved its process of segregating the function of production of and accounting for sold commissions by having all additional commissions sent directly to the accounting department; changed its recording procedures for sold items by requiring verification with the insurance companies prior to recording; improved our system of identifying sales through entry into contracts with insurance companies; consolidated our broker-dealer relationships to simplify oversight; and obtained employee contracts from insurance and investment sales staff, creating direct accountability to NPB Financial.

In the fourth quarter of 2005, we continued to implement and monitor the initiatives undertaken in the first three quarters.

We believe that the corrective actions we have taken over the past four fiscal quarters, taken as a whole, have remediated the material weakness related to NPB Financial. We cannot, however, assure you that either we or our independent accountants will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that have not been discovered to date. Accordingly, we will continue to monitor the effectiveness of our internal control over financial reporting, both generally and as it relates to NPB Financial specifically, and will make any further changes its management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

Other than the changes identified above, there have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting. We expect the remedial changes discussed above to materially affect and improve our internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within New Peoples to disclose material information otherwise required to be set forth in our periodic reports.

Item 9B. Other Information

The following disclosures would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement”:

•	On December 19, 2005, the Personnel Committee of New Peoples’ board of directors set 2006 annual base salaries, effective January 1, 2006, for Kenneth D. Hart, Frank Sexton, Jr. and C. Todd Asbury, each of whom is a named executive officer of New Peoples for 2006, at $215,000, $135,000 and $110,000, respectively.

•	On December 19, 2005, the board revised the fees to be paid non-employee directors effective January 1, 2006. The monthly fee was increased to $500 per month from the $400 per month paid in 2005. A committee fee was implemented, pursuant to which each member of a board committee will receive $100 per meeting, excluding Loan Committee meetings.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for New Peoples’ 2006 Annual Meeting of Shareholders (2006 Proxy Statement) to be held on May 18, 2006.

Item 10. Directors and Executive Officers of the Registrant

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the captions “Director Compensation,” “Executive Compensation and Related Party Transactions” and “Stock Performance” in the 2006 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2006 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption “Transactions with Management” in the 2006 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Audit Information” in the 2006 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Form 10-K, and this list includes the exhibit index:

Exhibits
2	Agreement and Plan of Share Exchange dated August 15, 2001 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2001)

3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004)

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001)

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004)

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004)

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Kenneth D. Hart (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Kenneth D. Hart (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.6*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.7*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.8*	Base Salaries of Named Executive

10.9*	Director Compensation

14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21	Subsidiaries of the Registrant

23.1	Consent of Brown, Edwards and Company, L.L.P.

24	Powers of Attorney (contained on signature page)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
Date:	March 16, 2006

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date:	March 16, 2006

POWER OF ATTORNEY

Each of the undersigned hereby appoints Kenneth D. Hart and C. Todd Asbury, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ C. TODD ASBURY C Todd Asbury	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ TIM BALL	Director	March 16, 2006
Tim Ball

/s/ JOE CARTER	Director	March 16, 2006
Joe Carter

/s/ JOHN D. COX	Director	March 16, 2006
John D. Cox

/s/ CHARLES H. GENT	Director	March 16, 2006
Charles H. Gent

/s/ KENNETH D. HART Kenneth D. Hart	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ HAROLD LYNNE KEENE	Director	March 16, 2006
Harold Lynne Keene

/s/ FRANK KILGORE	Director	March 16, 2006
Frank Kilgore

/s/ JOHN MAXFIELD	Director	March 16, 2006
John Maxfield

/s/ MICHAEL G. MCGLOTHLIN	Director	March 16, 2006
Michael G. McGlothlin

/s/ FRED MEADE	Director	March 16, 2006
Fred Meade

/s/ BILL ED SAMPLE	Director	March 16, 2006
Bill Ed Sample

/s/ EARNEST VIRGIL SAMPSON, JR	Director	March 16, 2006
Earnest Virgil Sampson, Jr.

/s/ STEPHEN H. STARNES	Director	March 16, 2006
Stephen H. Starnes

/s/ PAUL VENCILL, JR.	Director	March 16, 2006
Paul Vencill, Jr.

/s/ WILLIAM C. WAMPLER, JR.	Director	March 16, 2006
William C. Wampler, Jr.

/s/ B. SCOTT WHITE	Director	March 16, 2006
B. Scott White