Form 10-Q
period 2006-03-31
NEW PEOPLES BANKSHARES INC
filed 2006-05-10
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

7,647,747 shares of common stock, par value $2.00 per share, outstanding as of April 19, 2006

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2006	2005
INTEREST AND DIVIDEND INCOME
Loans including fees	$8,915	$6,642
Federal funds sold	26	23
Investments	65	56

Total Interest and Dividend Income	9,006	6,721

INTEREST EXPENSE
Deposits
Demand	36	32
Savings	124	110
Time deposits	3,309	1,837
Interest on FHLB Advances	135	—
Interest on Trust Preferred Securities	222	152

Total Interest Expense	3,826	2,131

NET INTEREST INCOME	5,180	4,590
PROVISION FOR LOAN LOSSES	312	320

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,868	4,270

NONINTEREST INCOME
Service charges	452	317
Fees, commissions and other income	223	209
Life insurance investment income	99	96

Total Noninterest Income	774	622

NONINTEREST EXPENSES
Salaries and employee benefits	2,681	2,354
Occupancy expense	666	584
Other real estate	3	12
Other operating expenses	1,168	959

Total Noninterest Expenses	4,518	3,909

INCOME BEFORE INCOME TAXES	1,124	983

INCOME TAX EXPENSE	307	295

NET INCOME	$817	$688

Earnings Per Share
Basic	$.11	$.09

Fully Diluted	$.10	$.09

Average Weighted Shares of Common Stock
Basic	7,623,365	7,601,079

Fully Diluted	7,838,923	7,802,017

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$16,184	$15,728
Federal funds sold	75	2,922

Total Cash and Cash Equivalents	16,259	18,650

Investment Securities
Available-for-sale	3,587	6,163
Loans receivable	490,447	468,045
Allowance for loan losses	(4,229)	(3,943)

Net Loans	486,218	464,102

Bank premises and equipment, net	23,749	22,046
Equity securities (restricted)	2,748	2,273
Other real estate owned	1,273	1,396
Accrued interest receivable	3,193	3,005
Life insurance investments	9,115	9,031
Other assets	1,501	1,104

Total Assets	$547,643	$527,770

LIABILITIES
Deposits:
Demand deposits:
Noninterest bearing	$69,137	$59,921
Interest-bearing	19,870	19,845
Savings deposits	45,394	44,778
Time deposits	342,451	338,148

Total Deposits	476,852	462,692

Federal Home Loan Bank advances	15,825	11,570
Accrued interest payable	1,612	1,558
Accrued expenses and other liabilities	2,133	1,645
Trust preferred securities	11,341	11,341

Total Liabilities	507,763	488,806

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 12,000,000 shares authorized; 7,631,147 and 7,619,355 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	15,262	15,239
Additional paid-in-capital	21,332	21,265
Retained earnings	3,292	2,475
Accumulated other comprehensive income	(6)	(15)

Total Stockholders’ Equity	39,880	38,964

Total Liabilities and Stockholders’ Equity	$547,643	$527,770

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Total Shareholders’ Equity	Compre- hensive Income (Loss)
Balance, December 31, 2004	6,910	$13,820	$13,118	$9,177	$(17)	$36,098	$3,237

Net Income				688		688	$688
Unrealized loss on available-for-sale securities, net of taxes of $5					(10)	(10)	(10)
Stock Options Exercised			1			1

Balance, March 31, 2005	6,910	$13,820	$13,119	$9,865	$(27)	$36,777	$678

Balance, December 31, 2005	7,619	$15,239	$21,265	$2,475	$(15)	$38,964	$2,725

Net Income				817		817	$817
Unrealized gain on available-for-sale securities, net of tax of $3					9	9	9
Stock Options Exercised	12	23	67			90

Balance, March 31, 2006	7,631	$15,262	$21,332	$3,292	$(6)	$39,880	$826

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(IN THOUSANDS)

(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$817	$688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	529	463
Provision for loan losses	312	320
Income (less expenses) on life insurance	(84)	(83)
Loss on sale of foreclosed real estate	3	12
Amortization (Accretion) of bond premiums	(11)	8
Net change in:
Interest receivable	(188)	(123)
Other assets	(397)	(266)
Accrued expenses and other liabilities	542	203

Net Cash Provided by Operating Activities	1,523	1,222

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(22,428)	(19,350)
Proceeds from sale and maturities of securities available-for-sale	2,596	—
Purchase of Federal Reserve Bank stock	(75)	—
Purchase of Federal Home Loan Bank stock	(400)	(363)
Payments for the purchase of property	(2,232)	(885)
Proceeds from sale of other real estate owned	120	42

Net Cash Used in Investing Activities	(22,419)	(20,556)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock options exercised	90	1
Proceeds from Federal Home Loan Bank advances	4,255	3,688
Net change in:
Demand and savings deposits	9,857	5,952
Time deposits	4,303	6,686

Net Cash Provided by Financing Activities	18,505	16,327

Net increase (decrease) in cash and cash equivalents	(2,391)	(3,007)
Cash and Cash Equivalents, Beginning of Period	18,650	17,405

Cash and Cash Equivalents, End of Period	$16,259	$14,398

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$3,881	$2,035

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

NOTE 2 ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2006, and the results of operations for the three month periods ended March 31, 2006 and 2005. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 ACCOUNTING CHANGES:

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

Before adopting Statement 91, the Company recognized loan origination and commitment fees as income in the period the loan or commitment was granted. The related costs associated with originating those loans and commitments were recognized in salary expense in the period incurred. At March 31, 2006, approximately $253.9 million, or 51.77% of total loans included in the Company’s financial statements, were accounted for under the prior policy.

The Company has a stock option plan for certain employees and directors which, prior to 2006, has been accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. Effective January 1, 2006, using the modified prospective application transition method, the Company adopted FASB 123R, Share-Based Payment, which requires that grants under the plan be accounted for using the fair value method. Under FASB 123R, the fair value of options at the date of grant is estimated and that value is recorded as a charge to expense over the vesting period. Forfeitures are also projected at the date of grant. There were no options granted during the first quarters of 2005 or 2006 and, effective December 31, 2005 all outstanding options under the stock option plan were fully vested. Therefore there was no compensation expense reflected for the quarters ended March 31, 2006 and 2005 related to stock options.

NOTE 4 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2006
Available for Sale
U.S. Government Agencies	$3,596	$—	$9	$3,587

Total Securities AFS	$3,596	$—	$9	$3,587

December 31, 2005
Available for Sale
U.S. Government Agencies	$6,185	$—	$22	$6,163

Total Securities AFS	$6,185	$—	$22	$6,163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 INVESTMENT SECURITIES (Continued):

At March 31, 2006 and December 31, 2005, all securities were classified as available for sale.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.7 million and $2.3 million at March 31, 2006 and December 31, 2005, respectively.

The amortized cost and fair value of investment securities at March 31, 2006, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available for Sale
Due in one year or less	$3,095	$3,088	3.73%
Due after one year through five years	501	499	4.22%

Total	$3,596	$3,587	3.85%

Investment securities with a carrying value of $3.2 million and $3.0 million at March 31, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 5 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	March 31, 2006	December 31, 2005
Commercial, financial and agricultural	$100,728	$93,987
Real estate - construction	29,921	26,267
Real estate - mortgages	312,182	301,740
Installment loans to individuals	47,616	46,051

Total Loans	$490,447	$468,045

The following is a summary of information at March 31, 2006 and December 31, 2005 pertaining to nonperforming assets:

(Dollars are in thousands)	March 31, 2006	December 31, 2005
Principal:
Nonaccrual loans	$510	$446
Other real estate owned	1,273	1,396
Loans past due 90 days or more still accruing interest	96	116

Total nonperforming assets	$1,879	$1,958

NOTE 6 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses are as follows:

	For the Three Months Ended
(Dollars are in thousands)	March 31, 2006	March 31, 2005
Balance, Beginning of Period	$3,943	$3,090
Provision for loan losses	312	320
Recoveries of loans charged off	3	7
Loans charged off	(29)	(56)

Balance, End of Period	$4,229	$3,361

Percentage of Loans	0.86%	0.83%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 COMMON STOCK:

During the first quarter of 2006, 11,792 options to purchase shares of common stock were exercised resulting in a $90 thousand increase to capital. At March 31, 2006, the following exercisable options were outstanding.

Date of Grant	Outstanding	Exercise Price
December 12, 2001	234,657	$6.82
January 1, 2003	81,375	$9.09
January 1, 2004	94,600	$9.09
November 23, 2004	30,800	$12.28
December 13, 2004	79,050	$12.28
December 20, 2005	323,100	$15.00

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including the following: the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future; maintaining capital and liquidity levels adequate to support our growth; maintaining cost controls and asset quality as we open or acquire new branches; reliance on our management team, including our ability to attract and retain key personnel; the successful management of interest rate risk; changes in general economic and business conditions in our market area; changes in interest rates and interest rate policies; risks inherent in making loans such as repayment risks and fluctuating collateral values; competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources; demand, development and acceptance of new products and services; problems with technology utilized by us; changing trends in customer profiles and behavior; and changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Overview

For the first quarter of 2006, New Peoples Bankshares, Inc. (the “Company”), which is the parent company of New Peoples Bank, Inc. (the “Bank”), continued to grow to record levels. For the first quarter of 2006, total assets increased $19.9 million from December 31, 2005, or 3.77% to $547.6 million. Total loans grew $22.4 million, or 4.79%, to $490.4 million and total deposits increased to $476.9 million, or 3.06%, at March 31, 2006, as compared to December 31, 2005.

Net income for the quarter ended March 31, 2006 was $817 thousand, as compared to $688 thousand for the same period ended March 31, 2005. Basic net income per share was $.11 for the quarter ended March 31, 2006, as compared to $.09 for the same period in 2005.

At the end of the first quarter of 2006, we opened a new branch office in Pound, Virginia. During the first week of April, we opened a new office in Esserville, Virginia. Additional branch locations are in development for opening in late 2006.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. The most critical accounting policy relates to our provision for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the section on “Provision for Loan Losses” below.

Balance Sheet Changes

At March 31, 2006, total assets increased to $547.6 million, an increase of $19.9 million, or 3.77%, over December 31, 2005. This is a result of continued growth at the existing branch locations.

Loan growth remains strong as total loans increased $22.4 million, or 4.79% to $490.4 million at March 31, 2006 from $468.0 million at December 31, 2005. Asset quality remains strong as discussed in the section “Provision for Loan Losses.”

We had continued growth in deposits, which totaled $476.9 million at March 31, 2006, an increase of $14.2 million, or 3.06%, from $462.7 million at December 31, 2005. The largest area of deposit growth was in demand deposits, which increased $9.2 million, or 11.58%.

Borrowings from the Federal Home Loan Bank increased $4.3 million, or 36.78%, from $11.6 million at year-end 2005 to $15.8 million at March 31, 2006. These advances on our line of credit have been made to temporarily fund loan growth. We anticipate reducing these borrowings over the year 2006 as deposits grow in new and existing locations.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

During the first quarter of 2006, our net interest margin was 4.27%. This is a decrease as compared to 4.54% in the first quarter of 2005. The decrease in the net interest margin is due principally to interest rate increases imposed by the Federal Reserve.

At March 31, 2005, we had a negative cumulative gap rate sensitivity ratio of 28.28% for the one year re-pricing period, compared to a negative cumulative gap of 30.38% at December 31, 2005. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Interest rates continued to increase more quickly on our liabilities than our earning assets; consequently, the cost of funds increased at a faster pace than the yields on earning assets. The cost of funds as of March 31, 2006 was 3.57% as compared to 2.41% for the same period in 2005. Interest expense increased $1.7 million, or 79.55%, from $2.1 million in 2005 to $3.8 million in 2006. The yield on earning assets increased to 7.42% from 6.65% as of March 31, 2006 and 2005, respectively. We continue to make adjustments to the repricing features of the assets and liabilities to maximize potential income.

Overall, net interest income increased $590 thousand, or 12.85% to $5.2 million as of March 31, 2006 as compared to $4.6 million for the same period in 2005.

Provision for Loan Losses

The provision for loan losses was $312 thousand for the first quarter of 2006 compared with $320 thousand for the same period in 2005. The allowance for loan losses was $4.2 million at March 31, 2006 as compared to $3.9 million at December 31, 2005. The ratio of the allowance for loan losses to total loans was .86% at March 31, 2005 and .84% at the end of 2005. Net loans charged off for the first quarter of 2006 remained low at $26 thousand as compared to $49 thousand for the first quarter of 2005.

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

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss. Such specific allowances totaled $46 thousand at March 31, 2006, or 1.09% of the allowance for loan losses, as compared to $52 thousand at December 31, 2005, or 1.32% of the allowance for loan losses. In addition, for these classified credits that are adequately secured by collateral, a general allocation is also made to allow for any inherent risks. As we continue to evaluate the loan portfolio and the risk factors present, we will continue to designate pools as deemed appropriate. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may need to be made to the allowance for loan losses.

Noninterest Income

Noninterest income increased to $774 thousand in the first quarter of 2006 from $622 thousand in 2005. The $152 thousand, or 24.45%, increase is primarily related to an increase in overdraft fees on deposit accounts that we implemented during 2005. Noninterest income as a percentage of average assets (annualized) was 0.58% and 0.55% as of March 31, 2006 and 2005, respectively.

Noninterest Expense

Noninterest expense totaled $4.5 million for the first quarter of 2006 as compared to $3.9 million for the same period in 2005. The increase was largely due to additional staffing and expenses associated with the new branches opened and the general growth in operations, as salaries and benefits increased from $2.4 million to $2.7 million. We expect noninterest expense to continue to increase, on a year-over-year basis, for the remainder of 2006 as we realize a full-year’s effect of staffing for the new branches opened during 2005 and the new branches in Esserville and Pound, Virginia. Noninterest expense as a percentage of average assets (annualized) decreased to 3.37% for the first quarter of 2006 as compared to 3.49% for the same period in 2005. Noninterest expense in the future will depend on our growth and the number of new branch locations.

Greater efficiencies will result as we maximize the performance of our branches. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 75.88% for the first quarter of 2006 as compared to 74.94% for the same period in 2005. This was slightly higher as the result of additional staffing during the first quarter of 2006 and a lower net interest margin during the first quarter of 2006. The ratio of assets to full-time equivalent employees was $2.0 million at both March 31, 2006 and December 31, 2005.

Capital

Total capital at the end of the first quarter of 2006 was $39.9 million as compared to $39.0 million at the end of December 31, 2005. The increase is primarily the result of retained earnings for the quarter. Capital as a percentage of total assets was 7.28% at March 31, 2006 as compared to 7.38% at December 31, 2005, both of which exceeded regulatory requirements.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Liquidity

At March 31, 2006 and December 31, 2005, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $16.3 and $18.7 million, respectively. At March 31, 2006, all of our investments are classified as available-for-sale providing an additional source of liquidity in the amount of $400 thousand, which is net of those securities pledged as collateral for public funds.

Our loan to deposit ratio was 102.85% at March 31, 2006 and 101.16% at year end 2005. We anticipate this ratio to decrease in the near future as new deposits are generated from the newer branches with promotional rates. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

At March 31, 2006, we had borrowings from the Federal Home Loan Bank totaling $15.8 million as compared to $11.6 million at December 31, 2005. These borrowings are overnight and subject to interest rate changes daily. These borrowings are advanced from a $79.1 million line of credit which is secured by a blanket lien on residential real estate loans.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million.

Additional liquidity is expected to be provided by the future growth that management expects in deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. At the end of the first quarter of 2006 and the first week of the second quarter of 2006, we opened two new offices in Esserville and Pound, Virginia. We expect to raise additional deposits at these offices that will reduce borrowings. Deposit interest rates have been increased at various branch locations to spur deposit growth during the second quarter of 2006.

With the lines of credit available and the anticipated deposit growth from new and existing branches, we believe we have adequate liquidity to meet our requirements and needs for the foreseeable future.

Off Balance Sheet Items

There have been no material changes to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks faced by the Company since December 31, 2005. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our “CEO”) and our Senior Vice President and Chief Financial Officer (our “CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting or control of assets occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control over our assets.

Part II Other Information

Item 1. Legal Proceedings

In the course of our operations, we may become a party to legal proceedings. We are not aware of any material pending or threatened legal proceedings.

Item 1A. Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
Date:	May 10, 2006

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date:	May 10, 2006