Form 10-Q
period 2006-06-30
NEW PEOPLES BANKSHARES INC
filed 2006-08-07
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[	] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number: 000-33411

NEW PEOPLES BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	31-1804543 (I.R.S. Employer Identification No.)

67 Commerce Drive Honaker, Virginia (Address of principal executive offices)	24260 (Zip Code)

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

Large accelerated filer ____	Accelerated filer X	Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,654,609 shares of common stock, par value $2.00 per share, outstanding as of July 17, 2006

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information
Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2006	2005
INTEREST AND DIVIDEND INCOME
Loans including fees	$18,767	$13,822
Federal funds sold	45	40
Investments	159	111
Total Interest and Dividend Income	18,971	13,973

INTEREST EXPENSE
Deposits
Demand	71	82
Savings	246	223
Time deposits	7,103	3,948
Interest on FHLB Advances	371	33
Interest on Trust Preferred Securities	441	315
Total Interest Expense	8,232	4,601

NET INTEREST INCOME	10,739	9,372
PROVISION FOR LOAN LOSSES	705	682

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,034	8,690

NONINTEREST INCOME
Service charges	962	717
Fees, commissions and other income	477	360
Life insurance investment income	200	194
Total Noninterest Income	1,639	1,271

NONINTEREST EXPENSES
Salaries and employee benefits	5,578	4,834
Occupancy expense	1,377	1,178
Other real estate	31	21
Other operating expenses	2,384	2,028
Total Noninterest Expenses	9,369	8,061

INCOME BEFORE INCOME TAXES	2,304	1,900

INCOME TAX EXPENSE	667	556

NET INCOME	$1,637	$1,344

Earnings Per Share
Basic	$.21	$.18
Fully Diluted	$.21	$.17

Average Weighted Shares of Common Stock
Basic	7,636,068	7,601,162
Fully Diluted	7,847,913	7,818,096

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2006	2005
Loans including fees	$9,852	$7,180
Federal funds sold	19	17
Investments	94	55
Total Interest and Dividend Income	9,965	7,252

INTEREST EXPENSE
Deposits
Demand	35	50
Savings	122	113
Time deposits	3,794	2,110
Interest on FHLB Advances	236	34
Interest on Trust Preferred Securities	219	163
Total Interest Expense	4,406	2,470

NET INTEREST INCOME	5,559	4,782
PROVISION FOR LOAN LOSSES	393	362

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,166	4,420

NONINTEREST INCOME
Service charges	510	400
Fees, commissions and other income	254	150
Life insurance investment income	101	98
Total Noninterest Income	865	648

NONINTEREST EXPENSES

Salaries and employee benefits	2,897	2,480
Occupancy expense	710	622
Other real estate	28	8
Other operating expenses	1,216	1,041
Total Noninterest Expenses	4,851	4,151

INCOME BEFORE INCOME TAXES	1,179	917

INCOME TAX EXPENSE	360	261

NET INCOME	$820	$656

Earnings Per Share
Basic	$.11	$.09
Fully Diluted	$.10	$.08

Average Weighted Shares of Common Stock
Basic	7,648,597	7,601,244
Fully Diluted	7,857,647	7,833,999

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Cash and due from banks	$17,458	$15,728
Federal funds sold	312	2,922
Total Cash and Cash Equivalents	17,770	18,650

Investment securities
Available-for-sale	3,462	6,163

Loans receivable	523,802	468,045
Allowance for loan losses	(4,542)	(3,943)
Net Loans	519,260	464,102

Bank premises and equipment, net	24,563	22,046
Equity securities (restricted)	2,801	2,273
Other real estate owned	1,157	1,396
Accrued interest receivable	3,620	3,005
Life insurance investments	9,200	9,031
Other assets	1,831	1,104

Total Assets	$583,664	$527,770

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$67,824	$59,921
Interest-bearing	17,256	19,845
Savings deposits	43,058	44,778
Time deposits	383,177	338,148
Total Deposits	511,315	462,692

Federal Home Loan Bank advances	16,190	11,570
Accrued interest payable	1,918	1,558
Accrued expenses and other liabilities	2,043	1,645
Trust preferred securities	11,341	11,341

Total Liabilities	542,807	488,806

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 12,000,000 shares authorized; 7,654,609 and 7,619,355 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	15,309	15,239
Additional paid-in-capital	21,448	21,265
Retained earnings	4,112	2,475
Accumulated other comprehensive income	(12)	(15)

Total Stockholders’ Equity	40,857	38,964

Total Liabilities and Stockholders’ Equity	$583,664	$527,770

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total Shareholders’ Equity	Compre-hensive Income (Loss)
Balance, December 31, 2004	6,910	$13,820	$ 13,118	$ 9,177	$ (17)	$ 36,098
Net Income				1,344		1,344	$ 1,344
10% Common stock dividend, June 7, 2005	691	1,382	8,043	(9,425)
Unrealized loss on available-for-sale securities, net of taxes of $0					(1)	(1)	(1)
Stock Options Exercised			1			1
Balance, June 30, 2005	7,601	$15,202	$ 21,162	$ 1,096	$ (18)	$ 37,442	$ 1,343

Balance, December 31, 2005	7,619	$15,239	$ 21,265	$ 2,475	$ (15)	$ 38,964
Net Income				1,637		1,637	$ 1,637
Unrealized gain on available-for-sale securities, net of tax of $1					3	3	3
Stock Options Exercised	35	70	183			253
Balance, June 30, 2006	7,631	$15,309	$ 21,448	$ 4,112	$ (12)	$ 40,857	$ 1,640

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(IN THOUSANDS)

(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,637	$1,344
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,109	937
Provision for loan losses	705	682
Income on life insurance, net	(169)	(166)
Loss on sale of foreclosed real estate	31	21
Amortization (Accretion) of bond premiums	(18)	2
Net change in:
Interest receivable	(615)	(391)
Other assets	(727)	(256)
Accrued expenses and other liabilities	758	(189)
Net Cash Provided by Operating Activities	2,711	1,984

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in loans	(55,863)	(38,678)
Proceeds from sale and maturities of securities
available-for-sale	5,700	900
Purchase of securities available for sale	(2,978)	-
Purchase of Federal Reserve Bank stock	(76)	-
Purchase of Federal Home Loan Bank stock	(452)	(264)
Payments for the purchase of property	(3,626)	(2,388)
Net change in other real estate owned	208	209
Net Cash Used in Investing Activities	(57,087)	(40,221)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock options exercised	253	2
Proceeds from Federal Home Loan Bank advances	4,620	-
Net change in:
Demand and savings deposits	3,594	11,463
Time deposits	45,029	31,469
Net Cash Provided by Financing Activities	53,496	42,934

Net increase (decrease) in cash and cash equivalents	(880)	4,697

Cash and Cash Equivalents, Beginning of Period	18,650	17,405
Cash and Cash Equivalents, End of Period	$17,770	$22,102

Supplemental Disclosure of Cash Paid During
the Period for:
Interest	$8,592	$4,372
Tax payments	$840	$950

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (“the Company”) is a financial holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (“the Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. In addition, as a member of the Federal Reserve System, the Bank is also subject to regulation by the Board of Governors of the Federal Reserve System. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities.

NOTE 2	ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2006, and the results of operations for the six month and three month periods ended June 30, 2006 and 2005. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the six month and three month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

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

Before adopting Statement 91, the Company recognized loan origination and commitment fees as income in the period the loan or commitment was granted. The related costs associated with originating those loans and commitments were recognized in salary expense in the period incurred. At June 30, 2006, approximately $230.6 million, or 44.03% of total loans included in the Company’s financial statements were accounted for under the prior policy.

NOTE 4	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
June 30, 2006
Available for Sale
U.S. Government Agencies	$3,481	$-	$19	$3,462
Total Securities AFS	$3,481	$-	$19	$3,462

December 31, 2005
Available for Sale
U.S. Government Agencies	$6,185	$-	$22	$6,163
Total Securities AFS	$6,185	$-	$22	$6,163

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.8 million and $2.3 million at June 30, 2006 and December 31, 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4	INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at June 30, 2006, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$986	$982	5.16%
Due after one year through five years	2,495	2,480	5.07%
Total	$3,481	$3,462	5.10%

Investment securities with a carrying value of $3.2 million and $3.0 million at June 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 5	LOANS:

Loans receivable outstanding are summarized as follows:

	June 30,	December 31,
(Dollars are in thousands)	2006	2005
Commercial, financial and agricultural	$106,605	$93,987
Real estate - construction	34,924	26,267
Real estate - mortgages	332,011	301,740
Installment loans to individuals	50,262	46,051
Total Loans	$523,802	$468,045

The following is a summary of information at June 30, 2006 and December 31, 2005 pertaining to nonperforming assets:

	June 30,	December 31,
(Dollars are in thousands)	2006	2005
Principal:
Nonaccrual loans	$604	$446
Other real estate owned	1,158	1,396
Loans past due 90 days or more still accruing interest	7	116
Total nonperforming assets	$1,769	$1,958

NOTE 6	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Six Months Ended
	June 30,	June 30,
(Dollars are in thousands)	2006	2005
Balance, Beginning of Period	$3,943	$3,090
Provision for loan losses	705	682
Recoveries of loans charged off	15	10
Loans charged off	(121)	(134)
Balance, End of Period	$4,542	$3,648
Percentage of Loans	0.87%	0.86%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7	COMMON STOCK:

During the second quarter of 2006, 23,462 stock options were exercised resulting in a $163 thousand increase to capital. A total of 35,254 options to purchase shares of common stock have been exercised in the first six months of 2006 resulting in a $253 thousand increase to capital. No additional stock options have been granted.

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

Overview

New Peoples Bankshares, Inc. (the “Company”), is the parent company of New Peoples Bank, Inc. (the “Bank”.) Our primary business is providing general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. Net income comes from interest earned on loans made to our customers less expenses from interest paid for customer deposits and operating costs.

For the second quarter of 2006, the Company continued its growth pattern. Both total loans and total deposits crossed the $500 million threshold during the second quarter of 2006. Total loans grew $55.8 million, or 11.91%, to $523.8 million and total deposits increased $48.6 million, or 10.51%, to $511.3 million, at June 30, 2006, as compared to December 31, 2005. Total assets increased $55.9 million from December 31, 2005, or 10.59% to $583.7 million.

Net income for the second quarter of 2006 was $820 thousand, as compared to $656 thousand for the same period ended June 30, 2005. Net income for the first six months of 2006 was $1.6 million, as compared to $1.3 million as of June 30, 2005.

New offices were opened in April 2006 in Esserville, Virginia and in Pound, Virginia in March 2006. Both offices have been successful in creating new banking relationships for the Bank. Two new offices are expected to be open in the next six months of 2006 in Jonesborough, Tennessee and Jonesville, Virginia.

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

Balance Sheet Changes

At June 30, 2006, total assets increased to $583.7 million, an increase of $55.9 million, or 10.59%, over December 31, 2005. This is a result of continued growth at the existing branch locations and the new offices added in late March and early April 2006.

Loan growth remains robust. Total loans were $523.8 million at June 30, 2006, an increase of $55.8 million, or 11.91%, from $468.0 million at December 31, 2005. Asset quality remains strong as discussed in the section “Provision for Loan Losses.”

Deposits continued to grow during the first six months of 2006. Total deposits surpassed $500 million for the first time in the Bank’s history during the second quarter of 2006. Total deposits were $511.3 million at June 30, 2006, an increase of $48.6 million, or 10.51%, from $462.7 million at December 31, 2005. The largest area of deposit growth was in time deposits, which increased $45.0 million, or 13.32%. This is attributed to promotional rates at the new offices and at various other locations.

Borrowings from the Federal Home Loan Bank increased $4.6 million, or 39.93%, from $11.6 million at year-end 2005 to $16.2 million at June 30, 2006. These advances on our line of credit have been made to temporarily fund loan growth. We anticipate these borrowings to remain around the same levels or to decrease over the remainder of the year.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

During the second quarter of 2006, our net interest margin was 4.31%. This is a decrease as compared to 4.66% in the second quarter of 2005. The decrease in the net interest margin is due principally to the impact of interest rate increases.

At June 30, 2006, we had a negative cumulative gap rate sensitivity ratio of 31.03% for the one year re-pricing period compared to a negative cumulative gap of 30.38% at December 31, 2005. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Interest rates continued to increase more quickly on our liabilities than our earning assets; consequently, the cost of funds increased at a faster pace than the yields on earning assets. The cost of funds as of June 30, 2006 was 4.11% as compared to 2.68% for the same period in 2005. Interest expense for the second quarter increased $1.9 million, or 78.38%, from $2.5 million in 2005 to $4.4 million in 2006. The yield on earning assets increased to 7.72% from 6.65% for the three months ending as of June 30, 2006 and 2005, respectively. We continue to make adjustments to the repricing features of assets and liabilities to maximize potential income.

Overall, net interest income for the second quarter of 2006 increased $777 thousand, or 16.25% to $5.6 million as compared to $4.8 million for the same period in 2005.

Net interest income for the first six months of 2006 increased to $10.7 million from $9.4 million for the same period of 2005.

Provision for Loan Losses

The provision for loan losses was $393 thousand for the second quarter of 2006 compared with $362 thousand for the same period in 2005. The provision for loan losses was $705 thousand for the first six months of 2006 as compared to $682 thousand in 2005. The allowance for loan losses was $4.5 million at June 30, 2006 as compared to $3.9 million at December 31, 2005. The ratio of the allowance for loan losses to total loans was 0.87% at June 30, 2006 and 0.84% at the end of 2005. Net loans charged off for the first six months of 2006 remained low at $106 thousand, or 0.02% of total loans, as compared to $124 thousand, or 0.03% of total loans, for the same period in 2005.

The calculation of the allowance for loan losses is considered a critical accounting policy. The adequacy of the allowance for loan losses is based upon management’s judgment and analysis. The following factors are included in our evaluation of determining the adequacy of the allowance: risk characteristics of the loan portfolio, current and historical loss experience, concentrations and internal and external factors such as general economic conditions.

Certain risk factors exist in the Bank’s loan portfolio. Since the Bank commenced operations in 1998, we have experienced significant loan growth each year. Although we have experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. In addition, recent expansions into new markets may increase credit risk. We consider these factors to create an element of higher risk in the loan portfolio.

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

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is made for the amount of the potential loss. Such specific allowances totaled $268 thousand at June 30, 2006, or 5.91% of the allowance for loan losses, as compared to $52 thousand at December 31, 2005, or 1.32% of the allowance for loan losses. In addition, for classified credits that are adequately secured by collateral, a general allocation is also made to allow for any inherent risks. As we continue to evaluate the loan portfolio and the risk factors present, we will continue to designate pools as deemed appropriate. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may need to be made to the allowance for loan losses.

Noninterest Income

Noninterest income increased to $865 thousand in the second quarter of 2006 from $648 thousand in 2005. The $217 thousand, or 33.42%, increase is primarily related to an increase in overdraft fees on deposit accounts that we implemented during 2005 and increased commissions from our financial services division.

Noninterest income for the first six months of 2006 was $1.6 million as compared to $1.3 million for the same period in 2005 largely due to the increased volume of demand deposit accounts and the price increase on overdraft fees.

Noninterest Expense

Noninterest expense totaled $4.9 million for the second quarter of 2006 as compared to $4.2 million for the same period in 2005. The major contributing factors to the increase in noninterest expenses relate to additional staffing and expenses associated with the new branches opened and the general growth in operations. Salaries and benefits increased from $2.5 million for the second quarter of 2005 to $2.9 million for the same period in 2006. We expect noninterest expense to continue to increase, on a year-over-year basis, for the remainder of 2006 as we realize a full-year’s effect of staffing for the new branches opened during 2005, the new branches in Esserville and Pound, Virginia, and the additional offices expected to open during the second half of 2006. Noninterest expense in the future will depend on our growth and the number of new branch locations.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 75.51% for the second quarter of 2006 as compared to 75.74% for the same period in 2005, remaining almost the same. The ratio of assets to full-time equivalent employees was $2.1 million at June 30, 2006 and $2.0 million at December 31, 2005.

Noninterest expenses for the first six months of 2006 were $9.4 million as compared to $8.1 million, an increase of $1.3 million, or 16.23%. Salaries and benefits make up the largest portion of this increase. This category of expenses increased $744 thousand, or 15.39%, from $4.8 million to $5.6 million. This increase is related to additional staffing from branches and merit raises.

Capital

Total capital at the end of the second quarter of 2006 was $40.9 million as compared to $39.0 million at the end of December 31, 2005. The $1.9 million increase is primarily the result of retained earnings for the first six months of 2006 and stock options exercised. Capital as a percentage of total assets was 7.00% at June 30, 2006 as compared to 7.38% at December 31, 2005, both of which exceeded regulatory requirements.

We may issue additional trust preferred securities in the second half of 2006. The additional capital will be used for further expansion and growth of the Company.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Liquidity

At June 30, 2006 and December 31, 2005, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $17.8 million and $18.7 million, respectively.

Our loan to deposit ratio was 102.44% at June 30, 2006 and 101.16% at year end 2005. We anticipate this ratio to decrease in the near future as new deposits are generated from the newer branches with promotional rates. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

At June 30, 2006, we had borrowings from the Federal Home Loan Bank totaling $16.2 million as compared to $11.6 million at December 31, 2005. These borrowings are overnight and subject to interest rate changes daily. These borrowings are advanced from an $82.1 million line of credit which is secured by a blanket lien on residential real estate loans.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million.

Additional liquidity is expected to be provided by the future growth that management expects in deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. At the end of the first quarter of 2006 and the first week of the second quarter of 2006, we opened two new offices in Esserville and Pound, Virginia. Deposit growth has been strong in both offices, but loan demand also remains strong for the Bank. As a result, we still rely upon borrowings from the Federal Home Loan Bank for funding. We anticipate opening two new offices in the latter part of the third quarter and early fourth quarter. One located in Jonesborough, Tennessee and the other in Jonesville, Virginia. Deposits are expected to be generated in these locations as well.

With the lines of credit available and the anticipated deposit growth from new and existing branches, we believe we have adequate liquidity to meet our requirements and needs for the foreseeable future.

Off Balance Sheet Items

There have been no material changes to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Contractual Obligations

There have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting which provide reasonable assurance regarding (i) the reliability of financial reporting, (ii) and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and (iii) the timely detection or prevention of unauthorized use of the Company’s assets. No changes in our internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control over our assets.

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

The Company held its Annual Meeting of Shareholders on May 18, 2006. A quorum was present, consisting of a total of 4,317,119 shares, represented in person or by proxy. At the Annual Meeting, the shareholders elected directors to serve until the 2009 Annual Meeting, as follows:

Directors elected to serve until the 2009 Annual Meeting were:

	For	Withheld
Joe M. Carter	4,293,579	23,540
Harold Lynn Keene	4,295,119	22,000
John D. Maxfield	4,294,679	22,440
Fred W. Meade	4,294,679	22,440
E. Virgil Sampson	4,275,539	41,580
William Wampler, Jr.	4,245,816	71,303

Directors continuing to serve until the 2007 Annual Meeting include:

Tim W. Ball
Michael G. McGlothlin
Bill Ed Sample
Paul R. Vencill, Jr.
B. Scott White

Directors continuing to serve until the 2008 Annual Meeting include:

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
Date: August 7, 2006

By: /s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date: August 4, 2006