Form 10-Q
period 2006-09-30
NEW PEOPLES BANKSHARES INC
filed 2006-11-09
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,656,510 shares of common stock, par value $2.00 per share, outstanding as of October 26, 2006

NEW PEOPLES BANKSHARES, INC.

INDEX

Page

PART I	FINANCIAL INFORMATION	2

Item 1.	Financial Statements

Consolidated Statements of Income – Nine Months
Ended September 30, 2006 and 2005	2

Consolidated Statements of Income – Three Months
Ended September 30, 2006 and 2005	3

Consolidated Balance Sheets – September 30, 2006 and
December 31, 2005	4

Consolidated Statements of Changes in Stockholders’ Equity –
Nine Months Ended September 30, 2006 and 2005	5

Consolidated Statements of Cash Flows - Nine Months
Ended September 30, 2006 and 2005	6

Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION	14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES	15

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands Except Share and Per Share Data)

(Unaudited)

INTEREST AND DIVIDEND INCOME	2006	2005
Loans including fees	$ 29,510	$ 21,567
Federal funds sold	66	192
Investments	243	169
Total Interest and Dividend Income	29,819	21,928

INTEREST EXPENSE
Deposits
Demand	105	129
Savings	365	344
Time deposits	11,674	6,731
Interest on FHLB Advances	619	34
Interest on Trust Preferred Securities	675	494
Total Interest Expense	13,438	7,732

NET INTEREST INCOME	16,381	14,196
PROVISION FOR LOAN LOSSES	965	857

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,416	13,339

NONINTEREST INCOME
Service charges	1,489	1,223
Fees, commissions and other income	693	535
Life insurance investment income	304	294
Total Noninterest Income	2,486	2,052

NONINTEREST EXPENSES
Salaries and employee benefits	8,581	7,426
Occupancy expense	2,118	1,838
Other real estate	30	35
Other operating expenses	3,697	3,042
Total Noninterest Expenses	14,426	12,341

INCOME BEFORE INCOME TAXES	3,476	3,050

INCOME TAX EXPENSE	1,004	915

NET INCOME	$ 2,472	$ 2,135

Earnings Per Share
Basic	$ .32	$ .28
Fully Diluted	$ .32	$ .27
Average Weighted Shares of Common Stock
Basic	7,642,316	7,602,289
Fully Diluted	7,843,190	7,820,221

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands Except Share and Per Share Data)

(Unaudited)

INTEREST AND DIVIDEND INCOME	2006	2005
Loans including fees	$ 10,743	$ 7,745
Federal funds sold	21	152
Investments	84	58
Total Interest and Dividend Income	10,848	7,955

INTEREST EXPENSE
Deposits
Demand	34	47
Savings	119	121
Time deposits	4,571	2,784
Interest on FHLB Advances	248	-
Interest on Trust Preferred Securities	234	179
Total Interest Expense	5,206	3,131

NET INTEREST INCOME	5,642	4,824
PROVISION FOR LOAN LOSSES	260	175

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,382	4,649

NONINTEREST INCOME
Service charges	527	506
Fees, commissions and other income	216	175
Life insurance investment income	104	100
Total Noninterest Income	847	781

NONINTEREST EXPENSES
Salaries and employee benefits	3,003	2,592
Occupancy expense	740	660
Other real estate	(1)	14
Other operating expenses	1,314	1,014
Total Noninterest Expenses	5,056	4,280

INCOME BEFORE INCOME TAXES	1,173	1,150

INCOME TAX EXPENSE	337	359

NET INCOME	$ 836	$ 791

Earnings Per Share
Basic	$ .11	$ .10
Fully Diluted	$ .11	$ .10
Average Weighted Shares of Common Stock
Basic	7,654,609	7,604,508
Fully Diluted	7,833,899	7,824,401

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share and Share Data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$ 18,564	$ 15,728
Federal funds sold	7,794	2,922
Total Cash and Cash Equivalents	26,358	18,650

Investment securities
Available-for-sale	3,487	6,163

Loans receivable	547,483	468,045
Allowance for loan losses	(4,730)	(3,943)
Net Loans	542,753	464,102

Bank premises and equipment, net	28,380	22,046
Equity securities (restricted)	2,861	2,273
Other real estate owned	987	1,396
Accrued interest receivable	4,270	3,005
Life insurance investments	9,289	9,031
Other assets	2,121	1,104

Total Assets	$ 620,506	$ 527,770

LIABILITIES
Deposits:
Demand deposits:
Noninterest bearing	$73,661	$59,921
Interest-bearing	19,536	19,845
Savings deposits	43,640	44,778
Time deposits	406,148	338,148
Total Deposits	542,985	462,692

Federal Home Loan Bank advances	15,000	11,570
Accrued interest payable	2,263	1,558
Accrued expenses and other liabilities	2,057	1,645
Trust preferred securities	16,496	11,341

Total Liabilities	578,801	488,806

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 12,000,000 shares authorized;
7,654,609 and 7,619,355 shares issued and outstanding
at September 30, 2006 and December 31, 2005, respectively	15,309	15,239
Additional paid-in-capital	21,448	21,265
Retained earnings	4,947	2,475
Accumulated other comprehensive income	1	(15)

Total Stockholders’ Equity	41,705	38,964

Total Liabilities and Stockholders’ Equity	$ 620,506	$ 527,770

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands Including Share Data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total Shareholders’ Equity	Compre-hensive Income (Loss)
Balance, December 31, 2004	6,910	$13,820	$13,118	$ 9,177	$ (17)	$ 36,098
Net Income				2,135		2,135	$ 2,135
10% Common stock dividend, June 7, 2005	691	1,382	8,043	(9,425)
Unrealized loss on available for-sale securities, net of taxes of $0					2	2	2
Stock Options Exercised	6	13	32			45
Balance, September 30, 2005	7,607	$15,215	$21,193	$ 1,887	$ (15)	$ 38,280	$ 2,137

Balance, December 31, 2005	7,619	$15,239	$21,265	$ 2,475	$ (15)	$ 38,964
Net Income				2,472		2,472	$2,472
Unrealized gain on available for-sale securities, net of tax of $0					16	16	16
Stock Options Exercised	35	70	183			253
Balance, September 30, 2006	7,654	$15,309	$21,448	$ 4,947	$ 1	$ 41,705	$ 2,488

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands)

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,472	$ 2,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,698	1,423
Provision for loan losses	965	857
Income on life insurance, net	(258)	(252)
Loss on sale of foreclosed real estate	30	35
Amortization (Accretion) of bond premiums	(23)	4
Net change in:
Interest receivable	(1,265)	(777)
Other assets	(1,017)	(103)
Accrued expenses and other liabilities	1,117	31
Net Cash Provided by Operating Activities	3,719	3,353

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(79,616)	(61,966)
Proceeds from sale and maturities of securities available-for-sale	5,700	2,600
Purchase of securities available for sale	(2,985)	(2,979)
Purchase of Federal Reserve Bank stock	(76)	-
Purchase of Federal Home Loan Bank stock	(512)	(262)
Payments for the purchase of property	(8,032)	(3,139)
Net change in other real estate owned	379	154
Net Cash Used in Investing Activities	(85,142)	(65,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock options exercised	253	45
Proceeds from Federal Home Loan Bank advances	3,430	-
Proceeds from trust preferred securities issuance	5,155	-
Net change in:
Demand and savings deposits	12,293	10,649
Time deposits	68,000	60,350
Net Cash Provided by Financing Activities	89,131	71,044

Net increase (decrease) in cash and cash equivalents	7,708	8,805

Cash and Cash Equivalents, Beginning of Period	18,650	17,405
Cash and Cash Equivalents, End of Period	$ 26,358	$ 26,210

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$ 14,142	$ 7,247
Tax payments	$ 1,380	$ 1,350

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (the “Company”) is a financial holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (the “Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. In addition, as a member of the Federal Reserve System, the Bank is also subject to regulation by the Board of Governors of the Federal Reserve System. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing additional trust preferred securities.

NOTE 2	ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2006, and the results of operations for the nine month and three month periods ended September 30, 2006 and 2005. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the nine month and three month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

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

Before adopting Statement 91, the Company recognized loan origination and commitment fees as income in the period the loan or commitment was granted. The related costs associated with originating those loans and commitments were recognized in salary expense in the period incurred. At September 30, 2006, approximately $215.4 million, or 39.34% of total loans included in the Company’s financial statements were accounted for under the prior policy.

NOTE 4	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
September 30, 2006
Available for Sale
U.S. Government Agencies	$3,485	$3	$1	$3,487
Total Securities AFS	$3,485	$3	$1	$3,487

December 31, 2005
Available for Sale
U.S. Government Agencies	$6,185	$-	$22	$6,163
Total Securities AFS	$6,185	$-	$22	$6,163

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.9 million and $2.3 million at September 30, 2006 and December 31, 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4	INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at September 30, 2006, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$990	$989	5.18%
Due after one year through five years	2,495	2,498	5.18%
Total	$3,485	$3,487	5.18%

Investment securities with a carrying value of $3.2 million and $3.0 million at September 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 5	LOANS:

Loans receivable outstanding are summarized as follows:

	September 30,	December 31,
	2006	2005
(Dollars are in thousands)
Commercial, financial and agricultural	$105,005	$93,987
Real estate – construction	35,524	26,267
Real estate – mortgages	354,166	301,740
Installment loans to individuals	52,788	46,051
Total Loans	$547,483	$468,045

The following is a summary of information at September 30, 2006 and December 31, 2005 pertaining to nonperforming assets:

	September 30,	December 31,
	2006	2005
(Dollars are in thousands)
Principal:
Nonaccrual loans	$1,065	$446
Other real estate owned	987	1,396
Loans past due 90 days or more still accruing interest	2	116
Total nonperforming assets	$2,054	$1,958

NOTE 6	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Nine Months Ended
	September 30,	September 30,
	2006	2005
(Dollars are in thousands)
Balance, Beginning of Period	$3,943	$3,090
Provision for loan losses	965	857
Recoveries of loans charged off	30	17
Loans charged off	(208)	(212)
Balance, End of Period	$4,730	$3,752
Percentage of Loans	0.86%	0.84%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7	COMMON STOCK:

During the third quarter of 2006, no stock options were exercised. A total of 35,254 options to purchase shares of common stock have been exercised in the first nine months of 2006 resulting in a $253 thousand increase to capital. No additional stock options have been granted.

NOTE 8	EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the treasury method.

NOTE 9	TRUST PREFERRED SECURITIES:

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds are being used for general corporate purposes which may include capital management for affiliates, retirement of indebtedness and other investments. Under the terms of the subordinated debt transaction, the securities mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. Due to the ability to defer interest and principal payments for 60 months without being considered in default, the regulatory agencies consider the trust preferred securities as Tier 1 capital up to certain limits. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at September 30, 2006 of 7.14%. In addition, the Company issued $11.3 million in trust preferred securities in July 2004. Total trust preferred securities outstanding are $16.5 million as of September 30, 2006.

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

Overview

New Peoples Bankshares, Inc. (the “Company”), is the parent company of New Peoples Bank, Inc. (the “Bank”). Our primary business is providing general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. Net income comes from interest earned on loans made to our customers less expenses from interest paid for customer deposits and operating costs.

In the third quarter of 2006, the Company reached $600 million in total assets and ended the quarter with $620.5 million. Total loans were $547.5 million and total deposits reached $543.0 million.

Net income for the third quarter of 2006 was $836 thousand, as compared to $791 thousand for the same period ended September 30, 2005. Net income for the first nine months of 2006 was $2.5 million, as compared to $2.1 million as of September 30, 2005.

A new office was opened in September 2006 in Jonesborough, Tennessee. Another new office is expected to open in November 2006 in Jonesville, Virginia. Additional property has been purchased for more branching in the next year throughout our market area.

On September 27, 2006, NPB Capital Trust 2 was formed for the purpose of issuing $5.2 million of additional trust preferred securities.

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

Balance Sheet Changes

At September 30, 2006, total assets increased to $620.5 million, an increase of $92.7 million, or 17.57%, over December 31, 2005. This is a result of continued growth of deposits at the existing branch locations and the new offices added in late March and early April 2006.

Total loans grew to $547.5 million at September 30, 2006, an increase of $79.4 million, or 16.97%, from $468.0 million at December 31, 2005. Asset quality remains strong as discussed in the section “Provision for Loan Losses.”

Deposits grew to $543.0 million at September 30, 2006, an increase of $80.3 million, or 17.35%, from $462.7 million at December 31, 2005. The largest area of deposit growth continued to be in time deposits, which increased $68.0 million, or 20.11%. This is attributed to promotional rates at the new offices and at various other locations.

Borrowings from the Federal Home Loan Bank increased $3.4 million, or 29.65%, from $11.6 million at year-end 2005 to $15.0 million at September 30, 2006. These advances on our line of credit have been made to temporarily fund loan growth. We anticipate these borrowings to decrease over the remainder of the year.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

During the third quarter of 2006, our net interest margin was 4.13%. This is a decrease as compared to 4.33% in the third quarter of 2005. The decrease in the net interest margin is due to higher funding costs and competition.

At September 30, 2006, we had a negative cumulative gap rate sensitivity ratio of 31.39% for the one year re-pricing period compared to a negative cumulative gap of 30.38% at December 31, 2005. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Interest rates continued to increase more quickly on our liabilities than our earning assets; consequently, the cost of funds increased at a faster pace than the yields on earning assets.

The cost of funds as of June 30, 2006 was 4.85% as compared to 3.12% for the same period in 2005. Interest expense for the third quarter increased $2.1 million, or 66.27%, from $3.1 million in 2005 to $5.2 million in 2006.

Interest income increased to $10.8 million for the third quarter of 2006 as compared to $8.0 million for the same period in 2005. This $2.9 million increase, or 36.37% increase, is primarily due to the increase in loan production and rates that have repriced upward.

Overall, net interest income for the third quarter of 2006 increased $818 thousand, or 16.96% to $5.6 million as compared to $4.8 million for the same period in 2005.

Net interest income for the first nine months of 2006 increased to $16.4 million from $14.2 million for the same period of 2005.

Provision for Loan Losses

The provision for loan losses was $260 thousand for the third quarter of 2006 compared with $175 thousand for the same period in 2005. The provision for loan losses was $965 thousand for the first nine months of 2006 as compared to $857 thousand in 2005. The allowance for loan losses was $4.7 million at September 30, 2006 as compared to $3.9 million at December 31, 2005. The ratio of the allowance for loan losses to total loans was 0.86% at September 30, 2006 and 0.84% at the end of 2005. Net loans charged off for the first nine months of 2006 remained low at $178 thousand, or 0.03% of total loans, as compared to $195 thousand, or 0.04% of total loans, for the same period in 2005.

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

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is made for the amount of the potential loss. Such specific allowances totaled $186 thousand at September 30, 2006, or 3.93% of the allowance for loan losses, as compared to $52 thousand at December 31, 2005, or 1.32% of the allowance for loan losses. In addition, for classified credits that are adequately secured by collateral, a general allocation is also made to allow for any inherent risks. As we continue to evaluate the loan portfolio and the risk factors present, we will continue to designate pools as deemed appropriate. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may need to be made to the allowance for loan losses.

Noninterest Income

Noninterest income increased to $847 thousand in the third quarter of 2006 from $781 thousand in 2005. The $66 thousand, or 8.42%, increase is primarily related to deposit growth and increased commissions from our financial services division.

Noninterest income for the first nine months of 2006 was $2.5 million as compared to $2.1 million for the same period in 2005 largely due to the increased volume of demand deposit accounts and the price increase on overdraft fees.

Noninterest Expense

Noninterest expense totaled $5.1 million for the third quarter of 2006 as compared to $4.3 million for the same period in 2005. The major contributing factors to the increase in noninterest expenses relate to additional staffing and expenses associated with the new branches opened and the general growth in operations. Salaries and benefits increased from $2.6 million for the third quarter of 2005 to $3.0 million for the same period in 2006. We expect noninterest expense to continue to increase, on a year-over-year basis as we realize a full-year’s effect of staffing for the new branches opened. Noninterest expense in the future will depend on our growth and the number of new branch locations.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 77.92% for the third quarter of 2006 as compared to 76.36% for the same period in 2005, remaining almost the same. The ratio of assets to full-time equivalent employees was $2.1 million at September 30, 2006 and $2.0 million at December 31, 2005.

Noninterest expenses for the first nine months of 2006 were $14.4 million as compared to $12.3 million, an increase of $2.1 million, or 16.89%. Salaries and benefits make up the largest portion of this increase. This category of expenses increased $1.2 million, or 15.55%, from $7.4 million to 8.6 million. This increase is related to additional staffing from branch growth and annual raises.

Capital

Total capital at the end of the third quarter of 2006 was $41.7 million as compared to $39.0 million at the end of December 31, 2005. The $2.7 million increase is primarily the result of retained earnings for the first nine months of 2006 and stock options exercised. Total capital as a percentage of total assets was 6.72% at September 30, 2006 as compared to 7.38% at December 31, 2005.

On September 27, 2006, we issued $5.2 million in additional trust preferred securities. The additional capital will be used for further expansion and growth of the Company.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Liquidity

At September 30, 2006 and December 31, 2005, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $26.4 million and $18.7 million, respectively.

Our loan to deposit ratio was 100.83% at September 30, 2006 and 101.16% at year end 2005. We anticipate this ratio to decrease in the near future as new deposits are generated from the newer branches with promotional rates. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

At September 30, 2006, we had borrowings from the Federal Home Loan Bank totaling $15.0 million as compared to $11.6 million at December 31, 2005. These borrowings are short-term and subject to interest rate changes within thirty days. These borrowings are advanced from an $83.6 million line of credit which is secured by a blanket lien on residential real estate loans.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million.

Additional liquidity is expected to be provided by the future growth that management expects in deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. We continue to increase total deposits with the three new branches opened during the year and loan growth remains strong. We anticipate opening a new office in November 2006 in Jonesville, Virginia where deposits are expected to be generated as well.

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

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our “CEO”) and our Senior Vice President and Chief Financial Officer (our “CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

NEW PEOPLES BANKSHARES, INC.

(Registrant)

By:	/s/ KENNETH D. HART

Kenneth D. Hart

President and Chief Executive Officer

Date:	November 9, 2006

By:     /s/ C. TODD ASBURY

C. Todd Asbury

Senior Vice President and Chief Financial Officer

Date:	November 9, 2006

Exhibit Index

No.	Description
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