Form 10-K
period 2006-12-31
NEW PEOPLES BANKSHARES INC
filed 2007-03-16
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number: 000-33411

NEW PEOPLES BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation)	31-1804543 (IRS Employer Identification No.)

67 Commerce Drive Honaker, Virginia (Address of principal executive offices)	24260 (Zip Code)

Registrant’s telephone number, including area code      (276) 873-7000

Securities registered pursuant to Section 12(b) of the Act       None

Securities registered pursuant to Section 12(g) of the Act       Common Stock - $2 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [ ] No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [	]	Accelerated filer [ X ]	Non-accelerated filer [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [	]	No [ X ]

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales prices of $15.00 per share on the last business day of the second quarter of 2006 was $102,607,845.00.

The number of shares outstanding of the registrant’s common stock, was 7,659,260 as of February 27, 2007.

DOCUMENTS INCORPORATED BY RFERENCE:

Portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2007 are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	12

Item 1B.	Unresolved Staff Comments	16

Item 2.	Properties	16

Item 3.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	16

Item 6.	Selected Financial Data	18

Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	19

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 8.	Financial Statements and Supplementary Data	32

Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	55

Item 9A.	Controls and Procedures	55

Item 9B.	Other Information	55

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	55

Item 11.	Executive Compensation	55

Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	56

Item 13.	Certain Relationships, Related Transactions and Director Independence	56

Item 14.	Principal Accounting Fees and Services	56

PART IV

Item 15.	Exhibits and Financial Statement Schedules	56

SIGNATURES	58

PART I

Item 1.	Business

General

New Peoples Bankshares, Inc. (New Peoples) is a financial holding company operating under the laws of Virginia and is headquartered in Honaker, Virginia. New Peoples wholly owns five subsidiaries: New Peoples Bank, Inc., a Virginia banking corporation (the Bank); NPB Financial Services, Inc., an insurance and investment services corporation (NPB Financial); and NPB Web Services, Inc., a web design and hosting company (NPB Web). In July 2004, NPB Capital Trust I was formed for the issuance of trust preferred securities. In September 2006, NPB Capital Trust 2 was formed for the issuance of trust preferred securities

The Bank offers a range of banking and related financial services focused primarily towards serving individuals, small to medium size businesses, and the professional community. We strive to serve the banking needs of our customers while developing personal, hometown relationships with them. Our board of directors believes that marketing customized banking services will enable us to establish a niche in the financial services marketplace in our market.

The Bank is headquartered in Honaker, Virginia and operates 25 full service offices in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, and Wise; Mercer County in southern West Virginia and Sullivan County in eastern Tennessee. The close proximity and mobile nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia and Tennessee places these markets within our bank’s targeted trade area, as well.

We provide professionals and small and medium size businesses in our market area with responsive and technologically advanced banking services. These services include loans that are priced on a deposit relationship basis, easy access to our decision makers, and quick and innovative action necessary to meet a customer’s banking needs. Our capitalization and lending limit enable us to satisfy the credit needs of a large portion of the targeted market segment. When a customer needs a loan that exceeds our lending limit, we try to find other financial institutions to participate in the loan with us.

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

In June 2003, New Peoples formed two new wholly-owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc.

NPB Financial is a full-service insurance and investment firm, dealing in personal and group life, health, and disability products, along with mutual funds, fixed rate annuities, variable annuities, fee based asset management and other investment products through a broker/dealer relationship with UVEST Financial Services, Inc.

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

In September 2006, NPB Capital Trust 2 was formed to issue $5.2 million in trust preferred securities.

Location and Market Area

We initially opened with full service branches in Honaker and Weber City, Virginia and in 1999 opened a full service branch in Castlewood, Virginia. During 2000, we opened full service branches in Haysi and Lebanon, Virginia. During 2001, we opened branches in Pounding Mill, Virginia and Princeton, West Virginia. In 2002, we opened branch offices in Gate City, Clintwood, Big Stone Gap, Tazewell and Davenport, Virginia. During 2003, we expanded into Grundy, Dungannon, and Bristol, Virginia. We expanded into Tennessee and opened an office in Bloomingdale, Tennessee in 2003, as well. In 2004, we opened offices in Richlands, Abingdon, and Bristol, Virginia. In 2005 full service branches were opened in Bluefield and Cleveland, Virginia. During 2006, we opened full service branches in Esserville, Pound, and Lee County, Virginia and Jonesborough, Tennessee. We anticipate opening five full service offices in Chilhowie and Bland, Virginia; and Bluewell, Bramwell, and Princeton, West Virginia in 2007. Management will continue to investigate and consider other possible sites that would enable us to profitably serve our chosen market area.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC).  Our SEC filings are filed electronically and are available to the public over the internet at the SEC’s web site at www.sec.gov.  In addition, any document we file with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Washington, D.C. 20549.  Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We also provide a link to our filings on the SEC website through our internet website www.npbankshares.com under "Investor Relations."

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

We obtain short-to-medium term commercial and personal loans through direct solicitation of business owners and continued business from existing customers. Completed loan applications are reviewed by our loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the Bank’s experience and its credit underwriting guidelines.

Loans by type as a percentage of total loans are as follows:

December 31,
2006 2005 2004 2003	2002

Commercial, financial and

agricultural	18.34%	20.08%	18.49%	19.83%	19.32%
Real estate – construction	6.63%	5.61%	2.95%	2.46%	2.52%
Real estate – mortgage	65.18%	64.47%	66.72%	62.68%	58.93%
Installment loans to individuals	9.85%	9.84%	11.83%	15.03%	19.23%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

Construction Loans. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, loan-to-value limitations for residential, multi-family and non-residential properties are in place. These are in addition to the usual credit analysis of borrowers. Management feels that the loan-to-value ratios are sufficient to minimize the risk of loss and to compensate for fluctuations in the real estate market. Maturities for construction loans generally range from 4 to 12 months for residential property and from 6 to 18 months for non-residential and multi-family properties.

Consumer Loans. Our consumer loans consist primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans that we make include home improvement loans, debt consolidation loans and general consumer lending. Consumer loans entail greater risk than residential mortgage loans do, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

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

Other Bank Services. Other bank services include safe deposit boxes, cashier’s checks, certain cash management services, traveler’s checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer ATM card services that can be used by our customers throughout Virginia and other regions. We also offer MasterCard and VISA credit card services through an intermediary. Electronic banking services include debit cards, internet banking, telephone banking and wire transfers.

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

Competition in the market area for loans to small businesses and professionals, the Bank’s target market, is intense, and pricing is important. Many of our competitors have substantially greater resources and lending limits than we have. They offer certain services, such as extensive and established branch networks and trust services that we do not expect to provide or will not provide in the near future. Moreover, larger institutions operating in the market area have access to borrowed funds at lower costs than are available to us. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we may pay above-market rates to attract deposits. We generally pay above-market rates, usually one percent above current rates for a six-month period, to attract deposits when we open a new branch office.

While pricing is important, our principal method of competition is service. As a community banking organization, we strive to serve the banking needs of our customers while developing personal, hometown relationships with them. As a result, we provide a significant amount of service and a range of products without the fees that customers can expect from larger banking institutions.

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2006, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows: Russell County, VA – 32.76%, Scott County, VA - 31.88%, Dickenson County, VA – 28.46%, Tazewell County, VA – 8.52%, Buchanan County, VA – 8.66%, Wise County, VA – 9.27%, combined Washington County, VA and the City of Bristol, VA – 3.81%, Mercer County, WV – 5.33%, and Sullivan County, TN – 0.56%.

Employees

As of December 31, 2006, we had 328 total employees, of which 305 were full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

Supervision and Regulation

General As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the Federal Reserve). As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve. Other federal and state laws, including various consumer protection and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

The following description summarizes the significant federal and state laws applicable to New Peoples and its subsidiaries. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

The Bank Holding Company Act Under the Bank Holding Company Act, New Peoples is subject to periodic examination by the Federal Reserve, with the cost of any such examinations paid by New Peoples. New Peoples is required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. Activities at the bank holding company level are limited to:

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

In 1999, Congress enacted the Gramm-Leach-Bliley Act (GLBA), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. New Peoples has elected to be treated as a financial holding company.

Payment of Dividends New Peoples is a legal entity separate and distinct from its banking and other subsidiaries. New Peoples derives the majority of its revenues from dividends paid to the company by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both New Peoples and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. New Peoples does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2006, the Bank, however, did not declare any dividends to New Peoples in order that it may retain earnings to fund future loan growth and branch expansion efforts. For additional discussion of restriction on dividends see Note 14 in the notes to the consolidated financial statements.

The FDIC has the general authority to limit the dividends paid by FDIC insured banks if the FDIC deems the payment to be an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC The Bank’s deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. The Bank pays insurance premiums on deposits in accordance with a deposit premium assessment system currently under revision by the FDIC in accordance with the recently enacted Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), which requires that the FDIC revise its current risk-based deposit premium system by November 2006. On July 11, 2006, the FDIC issued a notice of proposed rulemaking with respect to the changes required by the Federal Deposit Insurance Reform Act. This proposed rulemaking would impose deposit insurance premium assessments based upon perceived risks to the Deposit Insurance Fund, by evaluating an institution’s CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk would pay lower premiums than those institutions deemed to pose more risk, which would pay more. On November 2, 2006, the FDIC adopted final regulations implementing FDIRA. Under the new risk-based assessments, most financial institutions will pay an assessment of between $0.05 and $0.07 for every $100 of domestic deposits annually beginning in 2007. New Peoples is not aware of any existing circumstances that could result in termination of any of the Bank’s deposit insurance.

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. As of December 31, 2006, New Peoples and the Bank were “well capitalized,” with Total Capital ratios of 12.20% and 11.06%, respectively; Tier 1 Capital ratios of 10.81% and 10.13%, respectively; and leverage ratios of 8.94% and 8.38%, respectively.

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

Interstate Banking and Branching Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. A bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to June 1997. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

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

Gramm-Leach-Bliley Act of 1999 The Gramm-Leach-Bliley Act of 1999 covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The GLBA permits unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies, which can engage in a broad range of financial services. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, a bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. New Peoples has elected to be treated as a financial holding company for various reasons.

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

Privacy and Fair Credit Reporting Financial institutions, such as the Bank, are required to disclose their privacy policies to customers and consumers and require that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with nonaffiliated third persons. The Bank has a written privacy policy that is delivered to each of its customers when customer relationships begin and annually thereafter. In accordance with the privacy policy, the Bank will protect the security of information about its customers, educate its employees about the importance of protecting customer privacy, and allow its customers to remove their names from the solicitation lists they use and share with others. The Bank requires business partners with whom it shares such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of applicable law. The Bank has programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to applicable law. In addition to adopting federal requirements regarding privacy, individual states are authorized to enact more stringent laws relating to the use of customer information. To date, Virginia has not done so, but is authorized to consider proposals that would impose additional requirements or restrictions on the Bank. If the federal or state regulators establish further guidelines for addressing customer privacy issues, the Bank may need to amend its privacy policies and adapt its internal procedures.

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

Future Regulatory Uncertainty Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, New Peoples cannot forecast how regulation of financial institutions may change in the future and impact its operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, New Peoples fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

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

A significant portion of our loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2006, approximately 71.81% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and result in a significant portion of our portfolio being under-collateralized. In such a case, it would be likely that we would be required to increase our provision for loan losses, which would negatively affect our results of operations. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our ability to recover fully on defaulted loans by foreclosing and selling the real estate collateral would be diminished and we would be more likely to suffer losses on defaulted loans, which could adversely affect our profitability and financial condition.

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

We are a separate legal entity from the Bank and our other subsidiaries and we do not have significant operations of our own. We currently depend on the Bank's cash and liquidity as well as dividends paid by it to us to pay our operating expenses. No assurance can be made that in the future the Bank will have the capacity to pay the necessary dividends and that we will not require dividends from the Bank to satisfy our obligations. Various statutes and regulations limit the availability of dividends from the Bank. It is possible, depending upon our financial condition and other factors, that federal regulators could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to us, we may not be able to service our obligations as they become due. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.

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

Changes in economic conditions, particularly an economic slowdown, could hurt our business. Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular an economic slowdown within our geographic region, could result in the following consequences, any of which could hurt our business materially:

•	loan delinquencies may increase;
•	problem assets and foreclosures may increase;
•	demand for our products and services may decline; and
•	collateral for loans made by us may decline in value, in turn reducing a client's borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

Although our market area is somewhat economically diverse, in certain areas the local economies are more reliant upon agriculture and coal mining. To the extent an economic downturn disproportionately affected these two industries, the above-described negative effects could be exacerbated.

A downturn in the real estate market could hurt our business. Our business activities and credit exposure are concentrated in Virginia, West Virginia and Tennessee and at December 31, 2006, approximately 71.81% of our loans have real estate as a primary or secondary component of collateral. As such, a downturn in this regional real estate market could hurt our business because of the geographic concentration within this regional area. If there is a significant decline in real estate values, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by us and our subsidiaries, which could hurt our business.

Our business operations are centered primarily in Virginia, West Virginia, and Tennessee. Increased competition within this region may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Bank's competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and to mount extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than us, may be able to offer the same loan products and services that we offer at more competitive rates and prices. If we are unable to attract and retain banking clients, we may be unable to continue the Bank's loan and deposit growth and our business, financial condition and prospects may be negatively affected.

We may be adversely affected by economic conditions in our market area.

Our banking operations are located primarily in the Virginia counties of Buchanan, Dickenson, Lee, Russell, Scott, Tazewell, Washington, and Wise, the West Virginia county of Mercer and the Tennessee counties of Sullivan and Washington. Because our lending is concentrated in this market, we will be affected by the general economic conditions in the area. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact the demand for banking products and services generally, which could negatively affect our financial condition and performance.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through retained earnings, additional trust preferred security issuances, or other alternative capital sources. We may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective. We cannot guarantee, however, that internal or disclosure control deficiencies might not be identified or come into existence at a later date. Any failure to maintain effective controls or to timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

Item 1B. Unresolved Staff Comments

As of March 15, 2007, there were no unresolved comments from the staff of the SEC with respect to any of New Peoples’ periodic or current reports.

Item 2. Properties

At December 31, 2006, the Company's net investment in premises and equipment in service was $29.4 million. Our main office and operations center is located in Honaker, Virginia. This location contains a full service branch, and our administration and operations center.

The Bank owns 21 of its 25 full service branches. The owned properties in Virginia are located in Abingdon, Big Stone Gap, Bluefield, Bristol, Castlewood, Clintwood, Esserville, Gate City, Grundy, Haysi, Honaker, Jonesville, Lebanon, Pound, Pounding Mill, Richlands, Tazewell, and Weber City. Offices in Princeton, West Virginia and Bloomingdale and Jonesborough, Tennessee are also owned by the Bank.

The Bank has 5 operating lease arrangements of varying lengths. Of these 5, 4 are full service branches in Bristol, Cleveland, Davenport and Dungannon, Virginia. The other lease is for a future full service branch site located in Bramwell, West Virginia. The lease in Bristol, Virginia will end in early 2007.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

We are in various stages of construction or development for branch locations in Bland, Chilhowie and Bristol, Virginia; and Bluewell and Princeton, West Virginia which we anticipate opening subject to regulatory approval in 2007.

We will continue to investigate and consider other possible sites that will enable us to profitably serve our chosen market area. Purchases of premises and equipment in the year 2007 will depend on the decision to open additional branches.

Item 3. Legal Proceedings

In the course of operations, we may become a party to legal proceedings. We are not aware of any material pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following biographical information discloses the age and business experience in the past five years for each of the Company’s executive officers.

Kenneth D. Hart, 59, has served as the Company’s President and Chief Executive Officer since 2001 and the Bank’s President and Chief Executive Officer since 1998.

Frank Sexton, Jr., 57, has served as Executive Vice President and Chief Operating Officer of both the Company and the Bank since December 2003.  He had previously served as the Company’s Executive Vice President, Chief Financial Officer and Secretary since 2001 and the Bank’s Executive Vice President and Cashier since 1998.

C. Todd Asbury, 36, has served as Senior Vice President and Chief Financial Officer of both the Company and the Bank since December 2003. He was Vice PResident and Chief Financial Officer for Albemarle First Bank in Charlottesville, Virginia from 2002 to 2003 and Assistant Vice President and Controller of Albemarle First Bank from 1999 to 2002.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	2006			2005
	High	Low	High	Low
1st quarter	$ 15.00	$ 12.00	$15.00	$13.00
2nd quarter	16.00	12.00	15.00	12.00
3rd quarter	15.50	10.23	15.00	12.00
4th quarter	15.25	12.00	17.04	10.00

The most recent sales price of which management is aware was $15.00 per share during the first quarter of 2007.

(b)	Holders

On February 21, 2007, there were approximately 5,065 shareholders of record.

(c)	Dividends

On June 7, 2005, we issued a 10% stock dividend to all shareholders of record on the same date. We have never declared a cash dividend. The declaration of dividends in the future will depend on our earnings and capital requirements. We are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, we intend to follow a policy of retaining earnings, if any, for the purpose of increasing net worth and reserves in order to promote growth and the ability to compete in our market area. As a result, we do not anticipate paying a dividend on our common stock in 2007. See Note 14 and Note 18 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

(d)	Stock Performance Graph

There currently is not public trading market for the Company’s Common Stock. The Company, however, is frequently informed of the sales price at which shares of Common Stock are exchanged in privately negotiated transactions. Because shares of Common Stock are not listed or traded on an exchange or in the over-the-counter market, the Company cannot be certain that the prices at which such shares have historically sold are not higher than the prices that would prevail in an active market where securities professionals participate.

The following graph compares the Company’s cumulative shareholder return on its Common Stock, assuming an initial investment of $100 and reinvestment of all dividends, with the cumulative return on the S&P 500, the NASDAQ Composite, SNL Securities Bank and Thrift and a Company-constructed peer group index (consisting of Guaranty Financial Corporation (until it was acquired May 2004), Pinnacle Bankshares Corporation, Potomac Bancshares, Inc., Summit Financial Group, Inc., Valley Financial Corporation and Virginia National Bank), using the same assumptions, as of December 31st of each year since December 31, 2001. The Company selected the companies in the peer group index in its good faith belief that these public companies are most similar to the Company’s business. Unlike shares of Common Stock, however, the stock of each of the companies in the peer group is listed or traded on an exchange or in the over-the-counter market. As a result, the comparisons presented in the following graph do not reflect similar market conditions.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
New Peoples Bankshares, Inc.	100.00	100.00	100.00	140.00	150.00	140.00
S&P 500**	100.00	77.90	100.25	111.15	116.61	135.00
NASDAQ Composite***	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank and Thrift***	100.00	93.96	127.39	142.66	144.89	169.30
New Peoples Peer Group*	100.00	133.11	205.82	296.80	286.21	272.91

* The New Peoples Peer Group consists of the following banks: Guaranty Financial Corporation (acquired 5/1/04),
Pinnacle Bankshares Corporation, Potomac Bancshares, Inc., Summit Financial Group, Inc., Valley Financial Corporation,
and Virginia National Bank.
** Source: Standard & Poor’s, a division of the McGraw-Hill Companies, Inc. All rights reserved.
***Source : SNL Financial LC, Charlottesville, VA

Item 6.	Selected Financial Data

The following consolidated summary sets forth selected financial data for us for the periods and at the dates indicated. The selected financial data has been derived from our audited financial statements for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. The following is qualified in its entirety by the detailed information and the financial statements included elsewhere in this Form 10K.

		For the Years Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002
Income Statement Data
Gross interest income	$ 41,280	$ 30,507	$ 24,265	$ 19,956	$ 17,040
Gross interest expense	19,393	11,279	6,471	6,332	6,375
Net interest income	21,887	19,228	17,794	13,624	10,665
Provision for possible loan losses	1,277	1,130	990	364	603
Net interest income after provision for loan losses	20,610	18,098	16,804	13,260	10,062
Non-interest income	3,460	2,822	2,605	1,802	1,412
Non-interest expense	19,805	16,710	14,469	10,801	8,218
Income before income taxes	4,265	4,210	4,940	4,261	3,256
Income tax expense	1,175	1,487	1,682	1,447	1,078
Net income	3,090	2,723	3,258	2,814	2,178
Per Share Data and Shares Outstanding (1)
Net income, basic	0.40	0.36	0.43	0.37	0.33
Net income, diluted	0.39	0.35	0.42	0.37	0.32
Cash dividends	-	-	-	-	-
Book value at end of period	5.53	5.11	4.75	4.32	3.67
Tangible book value at period end	5.53	5.11	4.75	4.32	3.67
Weighted average shares outstanding, basic (1)	7,646	7,606	7,600	7.563	6,716
Weighted average shares outstanding, diluted (1)	7,840	7,826	7,735	7,631	6,785
Shares outstanding at period end (1)	7,657	7,619	6,910	6,903	6,008
Shares subscribed at period end	-	-	-	-	541
Period-End Balance Sheet Data
Total assets	635,819	527,770	437,751	342,508	291,398
Total loans	569,198	468,045	383,567	295,438	222,394
Total allowance for loan losses	(4,870)	(3,943)	(3,090)	(2,432)	(2,224)
Total deposits	572,187	462,692	388,120	308,221	263,805
Shareholders' equity	42,346	38,964	36,098	32,805	26,481
Performance Ratios
Return on average assets	0.54%	0.56%	0.83%	0.86%	0.89%
Return on average shareholders' equity	7.61%	7.28%	9.58%	9.46%	10.80%
Average shareholders' equity to average assets	7.06%	7.72%	8.64%	9.09%	8.22%
Net interest margin (2)	4.11%	4.38%	5.00%	4.58%	4.87%
Asset Quality Ratios
Net charge-offs to average loans	0.07%	0.07%	0.10%	0.06%	0.09%
Allowance to period-end gross loans	0.86%	0.84%	0.81%	0.82%	1.00%
Nonperforming assets to gross loans	0.21%	0.12%	0.23%	0.19%	0.34%
Capital and Liquidity Ratios
Risk-based:
Tier 1 capital	10.81%	11.78%	12.88%	12.20%	11.05%
Total capital	12.20%	12.71%	13.72%	13.10%	12.11%
Leverage capital ratio	8.94%	9.63%	10.64%	9.29%	9.51%
Total equity to total assets	6.66%	7.38%	8.25%	9.58%	9.09%

(1)	We have adjusted all share amounts and per share data to reflect a two-for-one stock split of our common stock in January 2002 and a 10% stock dividend in June 2005.
(2)	Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents our net yield on our earning assets.

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2006 and 2005 as well as results of operations for the years ended December 31, 2006, 2005 and 2004. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

We are not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on our liquidity, capital resources or results of operations.

New Peoples generates a significant amount of its income from the net interest income earned by the Bank.  Net interest income is the difference between interest income and interest expense.  Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank's interest expense is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon.  The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. The Bank also generates noninterest income from service charges on deposit accounts and commissions on insurance products sold.

Overview

New Peoples had another year of phenomenal growth in assets, loans and deposits. During 2006, total assets surpassed $600 million to $635.8 million at year-end 2006. Total asset growth for the year 2006 was $108.0 million over year-end 2005, or 20.47%. Total loans increased by $101.2 million, or 21.61%, to $569.2 million at December 31, 2006. Total deposits grew to $572.2 million, an increase of $109.5 million, or 23.66%.

During 2006, we continued growing in our market area of southwest Virginia, southern West Virginia and northeastern Tennessee. With the year 2006 office additions of the Esserville, Jonesville and Pound, Virginia and the Jonesborough, Tennessee, we now have 25 locations throughout the region. Future branches are planned to open in 2007 in Bluewell, Bramwell, and Princeton, West Virginia and Bland and Chilhowie, Virginia. We plan to continue expanding our franchise in existing markets and contiguous market areas over the next few years.

In the year 2006, net income increased $367 thousand, or 13.48%, to $3.1 million as compared to $2.7 million in 2005. Our net interest margin decreased to 4.11% for 2006 from 4.38% in 2005 as our cost of funds increased at a faster pace than our earning assets. Noninterest income derived from service charges on deposits and nontraditional banking services increased $638 thousand, or 22.59%, to $3.5 million in 2006 from $2.8 million in 2005. Noninterest expenses increased as a result of new branches and operations to $19.8 million in 2006 from $16.7 million in 2005.

Asset quality remained strong as evidenced by non-performing loans being $1.2 million or 0.21% of total loans at the end of 2006. Net charge-offs during 2006 totaled $350 thousand with a ratio of net charge-offs to average loans of 0.07%. The allowance for loan losses was $4.9 million at December 31, 2006 as compared to $3.9 million in 2005. Total provision for loan losses for the year ending December 31, 2006 was $1.3 million as compared to $1.1 million for the same period in 2005.

In September 2006, we issued $5.2 million in trust preferred securities under a newly formed subsidiary NPB Capital Trust 2. The funds will be used for continued growth of the Company.

The return on average assets was 0.54%, 0.56%, and 0.83%, for the periods ending December 31, 2006, 2005, and 2004, respectively. The return on average equity was 7.61%, 7.28%, and 9.58%, for the same periods ending December 31, 2006, 2005, and 2004, respectively.

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

Net Interest Income and Net Interest Margin

Net interest income for the year ended December 31, 2006 was $21.9 million, an increase of $2.7 million, or 13.83%, compared to the same period in 2005. The overall increase in net interest income was primarily the result of increases in interest income from loans, offset by an increase in interest expense on deposits, short term borrowings, and trust preferred securities. During 2006, interest income increased $10.8 million, or 35.31%, as a result of increased loan volume and interest rates. Total interest expense increased $8.1 million, or 71.94%, during 2006. During 2006, short-term time deposits, borrowings and trust preferred securities repriced at a faster pace than earning assets. As a result, the interest expense increased significantly. In addition, deposits gathered at the new offices opened in 2006 were obtained at a premium contributing to an increase in interest expense over the previous year. Pressure to fund loan growth and increased competition are also factors in the increase in our cost of funds.

Net interest income for the year ended 2005 as compared to the same period in 2004 increased $1.4 million, or 8.06%, from $17.8 million for 2004 to $19.2 million for 2005. This growth is related to the increased loan volume during the year. Loan income increased to $30.0 million for 2005 from $24.0 million for 2004, which is an increase of $6.0 million, or 24.84%. Total interest expense was $11.3 million for 2005 as compared to $6.5 million for 2004. This $4.8 million, or 74.30%, increase is primarily related to the 8 interest rates hikes imposed by the Federal Reserve in 2005. In addition, in 2005 we realized a full year effect of trust preferred interest expense. This resulted in a $437 thousand increase from $232 thousand for 2004 as compared to $669 thousand in 2005.

The net interest margin, which equals net interest income divided by total interest earning assets, in 2006 was 4.11%, 4.38% in 2005, and 5.00% in 2004. This downward trend is due to liabilities repricing at a higher rate and at a faster pace than earning assets. We are closely monitoring our net interest margin and taking steps to minimize future downward trends.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis
Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1), (2), (3)	$521,629	$40,762	7.81%	$424,419	$30,006	7.07%	$344,711	$24,035	6.97%
Federal funds sold	3,926	191	4.87%	7,593	256	3.37%	3,170	46	1.45%
Other investments (3)	6,524	327	5.01%	7,359	245	3.33%	8,095	184	2.27%
Total Earning Assets	532,079	41,280	7.76%	439,371	30,507	6.94%	355,976	24,265	6.82%
Less: Allowance for loans losses	(4,509)			(3,516)			(2,672)
Non-earning assets	56,988			48,947			40,578
Total Assets	$584,558			$484,802			$393,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$18,907	142	0.75%	$23,160	164	0.71%	$ 21,031	105	0.50%
Savings	43,637	489	1.12%	44,686	468	1.05%	42,460	410	0.97%
Time deposits	380,658	17,004	4.47%	310,305	9,935	3.20%	243,586	5,680	2.33%
Short Term Borrowings	14,534	754	5.19%	1,281	43	3.36%	3,051	44	1.44%
Trust Preferred Securities	12,683	1,004	7.92%	11,341	669	5.90%	4,715	232	4.92%
Total interest bearing liabilities	470,419	19,393	4.12%	390,773	11,279	2.89%	314,843	6,471	2.06%
Non-interest bearing deposits	69,267			54,218			42,728
Other liabilities	4,264			2,395			2,297
Total Liabilities	543,950			447,386			359,868
Stockholders’ Equity	40,608			37,416			34,014
Total Liabilities and Stockholders’ Equity	$584,558			$484,802			$393,882
Net Interest Income		$21,887			$19,228			$17,794
Net Yield on Interest Earning Assets			4.11%			4.38%			5.00%
Net Interest Spread			3.64%			4.05%			4.76%

(1) Non-accrual loans are not significant and have been included in the average balance of loans outstanding.
(2) Loan fees are not material and have been included in interest income on loans.
(3) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and expense which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the periods indicated. The change in interest due to both volume and rate has been allocated to the change due to rates.

Volume and Rate Analysis
(Dollars in thousands)
2006 Compared to 2005	2005 Compared to 2004
Increase (Decrease)	Increase (Decrease)

	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$ 6,873	$ 3,883	$ 10,756	$ 5,556	$ 415	$5,971
Federal funds sold	(124)	59	(65)	64	146	210
Other investments	(28)	110	82	(17)	78	61
Total Earning Assets	6,721	4,051	10,773	5,603	639	6,242

Interest Bearing Liabilities:
Demand	(30)	8	(22)	10	49	59
Savings	(10)	31	21	21	36	57
All other time deposits	2,251	4,823	7,074	1,554	2,700	4,254
Short term borrowings	445	261	706	(25)	25	-
Trust Preferred Securities	79	256	335	326	112	438
Total Interest Bearing Liabilities	2,736	5,378	8,114	1,886	2,922	4,808
Change in Net Interest Income	$ 3,986	$(1,327)	$ 2,659	$ 3,717	$(2,283)	$1,434

Loans

Our primary source of income comes from interest earned on loans receivable. We have continued to have strong loan demand as evidenced by annual increases of $101.2 million, $84.5 million, and $88.1 million for the years 2006, 2005, and 2004, respectively. A schedule of loans by type is set forth immediately below. Approximately 71.81% of the loan portfolio is secured by real estate at the end of 2006.

Loans receivable outstanding are summarized as follows:

Loan Portfolio

December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Commercial, financial and agriculture	$ 104,372	$ 93,987	$ 70,915	$ 58,593	$ 42,959
Real estate - construction	37,716	26,267	11,332	7,258	5,615
Real estate - mortgage	371,021	301,740	255,925	185,191	131,050
Installment loans to individuals	$ 56,089	46,051	$ 45,395	44,396	42,770
Total	$ 569,198	$ 468,045	$ 383,567	$ 295,438	$222,394

Our loan maturities as of December 31, 2006 are shown in the following table:

Maturities of Loans

(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial and agriculture	$ 59,727	$ 33,858	$ 10,787	$ 104,372
Real estate	162,447	121,911	124,379	408,737
Consumer- installment/other	8,305	42,217	5,567	56,089
Total	$ 230,479	$ 197,985	$ 140,733	$ 569,198

Loans with fixed rates	$ 44,984	$ 107,928	$ 132,042	$ 284,954
Loans with variable rates	185,496	90,057	8,691	284,244
Total	$ 230,479	$ 197,985	$ 140,733	$ 569,198

This above table reflects the earlier of the maturity or re-pricing dates for loans at December 31, 2006. In preparing this table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be re-priced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or re-pricing.

Provision for Loan Losses

The provision for loan losses was $1.3 million for 2006 as compared with $1.1 million for 2005. The allowance for loan losses was $4.9 million at December 31, 2006. The ratio of the allowance for loan losses to total loans was 0.86% at the end of 2006 as compared to 0.84% at the end of 2005. Net loans charged off for 2006 were $350 thousand, or 0.07% of average loans, compared to $277 thousand for 2005, or 0.07% of average loans.

The provision for loan losses was $1.1 million for 2005 as compared with $990 thousand for 2004. The allowance for loan losses was $3.9 million at December 31, 2005. The allowance for loan losses at the end of 2005 was approximately 0.84% of total loans as compared to 0.81% at the end of 2004. Net loans charged off for 2005 were $277 thousand, or 0.07% of average loans, and $332 thousand, or 0.10% of average loans at the end of 2004.

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

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present a higher risk factor. As of December 31, 2006, there were loans in non-accrual status totaling $1.2 million, or 0.21% of total loans. The amount of interest that would have been recognized on these loans in the year 2006 was $65 thousand. There were loans greater than 90 days past due and still accruing interest totaling $9 thousand, or 0.00% of total loans. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors. Following is a summary of non-accrual and past due loans greater than 90 days still accruing interest:

Non-Accrual and Past Due Loans

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Non-accruing loans	$ 1,206	$ 446	$ 773	$ 539	$ 761
Loans past due 90 days or more and still accruing	9	116	115	26	--
Total	$ 1,215	$ 562	$ 888	565	761
Percent of total loans	0.21%	0.12%	0.23%	0.19%	0.34%

Loss experience in the loan portfolio has been minimal. Net loans charged-off over the five year period have not exceeded 0.10% of average loans in a particular year. In addition, non-performing assets as a percentage of total loans has not exceeded 0.34%. The trend was consistent through 2006. We view these as positive indicators of the quality of the loans originated in the early years of the Bank.

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

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss, which specific allowance totaled $82 thousand on December 31, 2006, or 1.68% of the allowance for loan loss. In addition, for these credits adequately secured by collateral, a general allocation is made to allow for any inherent risks. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses

	For the Years Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Activity
Beginning Balance	$ 3,943	$ 3,090	$ 2,432	$ 2,224	$ 1,793
Provision charged to expense	1,277	1,130	990	364	603
Loan Losses:
Installment loans to individuals	(223)	(266)	(285)	(180)	(207)
Real estate mortgage	(148)	(28)	(8)	-
Commercial loans	(52)	(4)	(59)	(7)	-
Recoveries:
Installment loans to individuals	29	19	20	31	35
Real estate mortgage	44	2	-	-	-
Net charge offs	(350)	(277)	(332)	(156)	(172)
Balance at End of Period	$ 4,870	$ 3,943	$ 3,090	$ 2,432	$ 2,224
Net charge offs as a % of average loans	0.07%	0.07%	0.10%	0.06%	0.09%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 20% of the allowance to cover real estate loans, which constituted 71.81% of our loan portfolio at December 31, 2006. The allocation reflects their lower risk. Residential mortgage loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 35% of the allowance to commercial loans, which constituted 18.34% of our loan portfolio at December 31, 2006. This allocation is due to the fact that commercial loans have more risk than residential real estate loans. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

We have allocated 45% of the allowance to consumer installment loans, which constituted 9.85% of our loan portfolio at December 31, 2006. Consumer installment loans entail greater risk than commercial or real estate loans, because the loans may be unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Losses related to consumer loans have been influenced by the increase in personal bankruptcies in recent years. To date, the largest majority of all loans charged off by the Bank have been consumer loans.

In 2003, we changed the allocations to assign greater risk to real estate loans and commercial loans; consequently, we eliminated the unallocated portion in 2003. The reason for the changes to these two categories is the increased growth in these areas over the past years versus the growth in consumer loans. We are not aware of any significant changes in the composition of the loan portfolio or known risk factors that would result in a change to the allocation of the allowance for loan losses during the periods presented other than the fast pace of growth mentioned above.

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2002 through December 31, 2006

(Dollars in thousands)

	December 31, 2006			December 31, 2005			December 31, 2004
	Amount	Percent of Allowance	Percent of Loans	Amount	Percent of Allowance	Percent of Loans	Amount	Percent of Allowance	Percent of Loans
Analysis of Ending Balance
Commercial	$ 1,704	35%	18.34%	$ 1,380	35%	20.08%	$1,081	35%	18.49%
Real estate mortgage	974	20%	71.81%	789	20%	70.08%	618	20%	69.67%
Installment	2,192	45%	9.85%	1,774	45%	9.84%	1,391	45%	11.83%
Unallocated	-	-%		-	-%		-	-%
Total	$ 4,870	100%	100.00%	$ 3,943	100%	100.00%	$3,090	100%	100.00%

	December 31, 2003			December 31, 2002
	Amount	Percent of Allowance	Percent of Loans	Amount	Percent of Allowance	Percent of Loans
Analysis of Ending Balance
Commercial	$ 851	35%	19.83%	$ 445	20%	19.32%
Real estate mortgage	486	20%	65.14%	134	6%	61.45%
Installment	1,095	45%	15.03%	1,090	49%	19.23%
Unallocated	-	-%		555	25%
Total	$ 2,432	100%	100.00%	$ 2,224	100%	100.00%

Investment Securities

Total investment securities decreased to $3.5 million at December 31, 2006 from $6.2 million at December 31, 2005. The portfolio is made up entirely of U. S. Government Agency securities with fairly short maturities. All securities are classified as available for sale for liquidity purposes. The carrying amount of certain securities totaling $3.2 million are pledged by us to secure public deposits at December 31, 2006.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.2 million and $2.3 million as of December 31, 2006 and 2005, respectively.

The carrying values of investment securities are shown in the following table:

                                                                                                    Investment Securities Portfolio

(Dollars in thousands)

December 31,	2006	2005	2004

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for Sale
U.S. Government Agencies	$ 3,490	$ 3,493	$ 6,185	$ 6,163	$ 5,700	$ 5,674
Municipal Governments	-	-	-	-	100	101
Total Securities AFS	$ 3,490	$ 3,493	$ 6,185	$ 6,163	$ 5,800	$ 5,775

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2006, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities

(Dollars in thousands)

			Weighted
	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$ 2,990	$ 2,993	5.26%
Due after one year through five years	500	500	4.73%
Total	$ 3,490	$ 3,493	5.18%

Deposits

Total deposits as of December 31, 2006 were $572.2 million as compared to $462.7 million at December 31, 2005. This is an increase of $109.5 million, or 23.66%. Each of the offices opened in 2006 has contributed to the deposit growth. With further branching plans in 2007, we anticipate our deposit growth to continue.

Total deposits as of December 31, 2005 were $462.7 million as compared to $388.1 million at December 31, 2004. This is an increase of $74.6 million, or 19.21%. The growth primarily resulted from the branch office opened in Bluefield, Virginia.

The largest areas of growth were in non-interest demand and time deposits. Noninterest bearing demand deposits increased $11.6 million, or 19.39%, to $71.5 million in 2006 from $59.9 million in 2005. Interest-bearing demand deposits slightly decreased by $555 thousand, or 2.80%, to $19.3 million in 2006 from $19.8 million in 2005. Savings deposits decreased $1.9 million, or 4.21%, to $42.9 million in 2006 from $44.8 million in 2005. Time deposits increased by $100.3 million, or 29.67%, from $338.1 million in 2005 to $438.5 million in 2006.

Time deposits of $100,000 or more equaled approximately 26.08% of deposits at the end of 2006 and 21.29% of deposits at the end of 2005. We do not have brokered deposits and internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis above.

Maturities of time certificates of deposit of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More

(Dollars in thousands)

December 31, 2006
Three months or less	$ 45,584
Over three months through six months	51,998
Over six months through twelve months	16,481
Over one year	35,152
Total	$ 149,215

Noninterest Income

In 2006, noninterest income increased $638 thousand, or 22.59%, to $3.5 million from $2.8 million in 2005. The major sources of noninterest income include service charges on deposit accounts and insurance and investment fees. Service charges increased to $2.0 million in 2006 from $1.7 million in 2005. This $325 thousand, or 19.04%, increase is primarily attributed to overdraft fees generated by increased volume of deposit accounts. Insurance and investment fees are fees generated primarily from the sale of life insurance, annuities, mutual funds, health insurance and other investments. This source of noninterest income continues to increase. This category grew by $225 thousand, or 59.03%, from $381 thousand in 2005 to $606 thousand in 2006.

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

Noninterest income as a percentage of average assets increased to 0.59% in 2006 from 0.57% in 2005. In comparing 2005 and 2004, the ratio decreased from 0.65% in 2004 to 0.57% in 2005. We anticipate this percentage to increase in 2007 as we increase noninterest income from our nonbank subsidiaries.

Noninterest Expense

Noninterest expense increased $3.1 million, or 18.52%, from $16.7 million in 2005 to $19.8 million in 2006. The majority of the increase is related to the expenses associated with the new branches. During 2006, we added four new branch locations. At the end of 2006, we had 25 full service branch locations. We are continuing to build our branch network in the market areas we serve and contiguous markets. As we grow the branch network, additional operational support is needed. As a result, we will continue to see noninterest expenses increase in coming years.

In the past couple of years, as we implement our growth plans, we continue incurring costs associated with enhancing the infrastructure of New Peoples. These enhancements include additional internal audit staff, loan review staff, risk management personnel, technology, and the operations center that was placed in service in December 2004. We expect each of these investments to be beneficial to the continued growth of New Peoples.

The largest noninterest expense that we incur is salaries and employee benefits. This expense was $11.8 million in 2006 as compared to $10.0 million in 2005, or an increase of $1.8 million, or 18.11%. The increase is due to additional employees for the new locations, additional support staff, annual increases, and full recognition of salaries and benefits of employees added in 2005.

Occupancy and equipment expenses directly correlate with branch expansion. Occupancy expense increased $307 thousand, or 27.36% to $1.4 million for 2006 as compared to $1.1 million in 2005. Equipment expense for the year 2006 was $2.0 million as compared to $1.7 million in 2005, an increase of $248 thousand, or 14.39%.

Noninterest expenses totaled $14.5 million in 2004 as compared to $16.7 million in 2005, an increase of $2.2 million, or 15.49%. The majority of this increase related to branch expansion costs, Sarbanes-Oxley compliance expenses, and additional reorganization expenses for the subsidiary, NPB Financial Services, Inc.

The ratio of noninterest expense as a percentage of average assets decreased again in 2006 to 3.39% from 3.44% in 2005. This improvement continued from the decrease from 3.66% for 2004 to 3.44% for 2005 also. We expect greater efficiencies to result as we maximize the performance of our branches. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 78.14% for 2006 as compared to 75.74% for 2005 and 70.86% for 2004. This was higher in 2006 and 2005 as the net interest margin decreased while noninterest expenses increased.

The ratio of assets to full-time equivalent employees was $2.0 million at the end of 2006 as compared to $2.0 million at the end of 2005 and $1.81 million at the end of 2004. Since we are still in the growth phase, these numbers will remain low compared to our peers until we reach a level of maturity, but should continue to improve.

Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax liability of $248 thousand has been recognized at December 31, 2006, as compared to $507 thousand at December 31, 2005. The deferred tax liability represents increases to future income tax liabilities from future reduced deductions for depreciation, increases to income from unrealized accretion and unrealized Bank-owned life insurance income, and increases to deductions related to the allowance for loan losses. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Life Insurance

We have life insurance policies with three insurance companies on the lives of four key officers. The Bank is the beneficiary under each policy. The total cash surrender value of the policies was $9.4 million and $9.0 million at December 31, 2006 and December 31, 2005, respectively. Total income for the policies during 2006 was $408 thousand as compared to $393 thousand and $387 thousand for the years ending 2005 and 2004, respectively. The minimum guaranteed rate on each of the policies is 4.00%.

Capital

Total capital at the end of 2006 was $42.3 million compared to $39.0 million in 2005. The increase was $3.3 million, or 8.68%. We remain well capitalized at the end of 2006, as defined by the capital guidelines of regulatory agencies. Capital as a percentage of total assets was 6.66% at December 31, 2006 compared to 7.38% at December 31, 2005, which exceeded regulatory requirements.

The number of shares of common stock issued and outstanding at the end of 2006 was 7,657,060, an increase of 37,705 shares from the 7,619,355 shares outstanding at the end of 2005. The increase is related to exercised stock options throughout 2006.

During the second quarter of 2005, the board of directors awarded a 10% stock dividend to shareholders of record on June 7, 2005, which resulted in the issuance of an additional 690,963 shares of common stock.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. New Peoples’ strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained. When the board of directors considers it prudent to do so, dividends will be paid.

Trust Preferred Securities

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds are being used for general corporate purposes which may include capital management for affiliates, retirement of indebtedness and other investments. Under the terms of the subordinated debt transaction, the securities mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. Due to the ability to defer interest and principal payments for 60 months without being considered in default, the regulatory agencies consider the trust preferred securities as Tier 1 capital up to certain limits. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at December 31, 2006 of 7.14%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds have been used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. Under the terms of the subordinated debt transaction, the securities mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. Due to the ability to defer interest and principal payments for 60 months without being considered in default, the regulatory agencies consider the trust preferred securities as Tier 1 capital up to certain limits. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at December 31, 2006 of 7.97% as compared to a rate of 6.75% at the end of 2005.

As of December 31, 2006, $14.1 million at the end of 2005, $11.0 million was considered Tier 1 capital. A total of $2.4 million of the last trust preferred issuance is considered Tier 2 capital. As the Company continues growing the Tier 2 capital portion will transfer to Tier 1 capital.

Liquidity

At December 31, 2006 and 2005, liquid assets in the form of cash, due from banks and federal funds sold were approximately $19.9 million and $18.7 million, respectively. At December 31, 2006 all of our investments are classified as available-for-sale providing an additional source of liquidity. At the end of 2006, $3.2 million of the $3.5 million investment portfolio is pledged as collateral for public funds. We believe that our liquid assets were adequate at both dates.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million. We may also borrow up to $91.3 million from the Federal Home Loan Bank under a line of credit that is secured by a blanket lien on residential real estate loans. Additional liquidity is expected to be provided by the future growth that management expects in deposit accounts and loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. In 2006, we opened four new branches and plan to open additional branches during 2007.

At December 31, 2006, we had no outstanding borrowings from the Federal Home Loan Bank or any other lines of credit, as compared to $11.6 million in borrowings at the end of 2005. During 2006, we utilized the lines of credit on short term arrangements to fund loan growth until deposits grew at the new branch locations.

As of December 31, 2006, time deposits of $357.9 million mature within one year. Historically, we have been able to retain a majority of maturing deposits by establishing business relationships. We continue to offer premium rates at our new branches to attract new customers and deposits.

Our loan to deposit ratio at year end 2006 was 99.48% as compared to 101.16% at the end of 2005. We continue to experience strong loan demand and deposit growth. As we continue to open new branches, we anticipate the growth trends to continue. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Growth in loans and deposits does not always occur in the same time period. An excess or deficit of funds provided affects the amount that we retain in cash or invest in federal funds or short-term investments. Our practice has been to invest available funds in short-term U.S. Government Agency securities or federal funds sold in order to provide liquidity or to provide income until the funds are needed for new loans.

We have primarily used the funds provided by trust preferred securities issued and deposits to fund the purchase of banking facilities and the loan portfolio.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2006 and 2005, is as follows:

	2006	2005
	(Dollars in thousands)
Financial instruments whose contract amount represent credit risk
Commitments to extend credit	$ 51,131	$ 46,459
Standby letters of credit	4,942	2,988

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

New Peoples and its subsidiaries have operating lease obligations and trust preferred securities indebtedness. The following is a breakdown of the payment obligations over the life of the agreements:

Payments Due by Period
(Dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Trust preferred securities indebtedness	$ 16,496	$ -	$ -	$ -	$ 16,496
Operating Lease Obligations	348	45	73	110	83
Total	$ 16,844	$ 45	$ 73	$ 110	$ 16,579

Interest Sensitivity

At December 31, 2006, we had a negative cumulative gap rate sensitivity ratio of 32.66% for the one year re-pricing period, compared to 30.38% at December 31, 2005. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would probably decrease in periods during which interest rates are increasing. We are closely monitoring our position and make adjustments periodically to strategically position ourselves for the interest rate environment that will enhance earnings. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk.

Interest Sensitivity Analysis
December 31, 2006
(Dollars in thousands)
	1- 90 Days	91-365 Days	1-3 Years	4-5 Years	6-15 Years	Over 15 years	Total
Uses of funds:
Loans	$ 157,919	$ 72,561	$ 84,440	$ 113,545	$ 92,588	$ 48,145	$569,198
Federal funds sold	1,430	-	-	-	-	-	1,430
Investments	1,055	2,993	500	-	-	1,097	5,645
Bank owned life insurance	9,377	-	-	-	-	-	9,377
Total earning assets	$ 169,781	75,554	$ 84,940	$ 113,545	$ 92,588	$ 49,242	$585,650

Sources of funds:
Int Bearing DDA	$ 19,290	$ -	$ -	$ -	$ -	$ -	$ 19,290
Savings & MMDA	42,894	-	-	-	-	-	42,894
Time Deposits	141,440	216,488	18,309	62,228	-	-	438,465
Trust preferred securities	16,496	-	-	-	-	-	16,496
Total interest bearing liabilities	$ 220,120	$ 216,488	$ 18,309	$ 62,228	$ -	$ -	$517,145
Discrete Gap	$ (50,339)	$(140,934)	$ 66,631	$ 51,317	$ 92,588	$ 49,242	$ 68,505
Cumulative Gap	(50,339)	(191,273)	(124,642)	(73,325)	19,263	68,505
Cumulative Gap as % of Total Earning Assets	(8.60%)	(32.66%)	(21.28%)	(12.52%)	3.29%	11.70%

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

Our Asset and Liability Committee has been delegated the responsibility of managing our interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. The committee, comprised of various members of senior management and five external board members, is also responsible for establishing policies to monitor and limit our exposure to interest rate risk and to manage our liquidity and capital positions. The committee satisfies its responsibilities through quarterly meetings during which product pricing issues, liquidity measures, capital levels, and interest sensitivity positions are monitored.

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

The following table summarizes our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of December 31, 2006. At this date, our interest rate risk is within the established limitations.

Immediate Basis Point Change In Interest Rates	Estimated Increase (Decrease) in Net Interest Income	Established Limitation
+300	(7.02)%	(20.00)%
+200	(3.57)	(15.00)
+100	(1.53)	(7.00)
-100	0.78	(7.00)
-200	(0.42)	(15.00)
-300	(1.37)	(20.00)

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

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

     CONTENTS

Page

Report of the Independent Registered Public Accounting Firm	32

Attestation Report of Independent Registered Public Accounting Firm	33

Management’s Annual Report on Internal Control over Financial Reporting	34

    Consolidated Balance Sheets as of

December 31, 2006 and 2005	35

    Consolidated Statements of Income – Years Ended

December 31, 2006, 2005, and 2004	36

    Consolidated Statements of Stockholders’ Equity - Years

Ended December 31, 2006, 2005 and 2004	37

     Consolidated Statements of Cash Flows – Years Ended

December 31, 2006, 2005 and 2004	38

Notes to Consolidated Financial Statements	39

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

New Peoples Bankshares, Inc.

Honaker, VA

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of New Peoples Bankshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 6, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

BROWN, EDWARDS & COMPANY, L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

Bluefield, West Virginia

February 6, 2007

ATTESTATION REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that New Peoples Bankshares, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). New Peoples Bankshares, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that New Peoples Bankshares, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, New Peoples Bankshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Peoples Bankshares, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated, February 6, 2007, expressed an unqualified opinion thereon.

BROWN, EDWARDS & COMPANY, L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

Bluefield, West Virginia

February 6, 2007

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

Management assessed the effectiveness of New People’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework”. Based on our assessment, we believe that, as of December 31, 2006, New People’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Brown, Edwards & Company, L.L.P., the independent registered public accounting firm which also audited the Company’s consolidated financial statements. Brown, Edwards & Company’s attestation report on management’s assessment of internal control over financial reporting is included elsewhere in this annual report.

    February 6, 2007

     /S/ KENNETH D. HART

    Kenneth D. Hart

    President and Chief Executive Officer

/S/ C. TODD ASBURY

     C. Todd Asbury

     Senior Vice-President and Chief Financial Officer

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(IN THOUSANDS EXCEPT SHARE DATA)

ASSETS

2006	2005

Cash and due from banks (Note 3)	$18,451	$15,728
Federal funds sold (Note 3)	1,430	2,922
Total Cash and Cash Equivalents	19,881	18,650

Investment Securities

Available-for-sale (Note 4)	3,493	6,163

Loans receivable (Note 5)	569,198	468,045
Allowance for loan losses (Note 6)	(4,870)	(3,943)
Net Loans	564,328	464,102

Bank premises and equipment, net (Note 7)	29,438	22,046
Equity securities (restricted) (Note 4)	2,152	2,273
Other real estate owned	1,181	1,396
Accrued interest receivable	4,140	3,005
Life insurance investments	9,377	9,031
Other assets	1,829	1,104

Total Assets	$635,819	$527,770

LIABILITIES

Deposits

Demand deposits
Noninterest bearing	$71,538	$59,921
Interest-bearing	19,290	19,845
Savings deposits	42,894	44,778
Time deposits (Note 8)	438,465	338,148
Total Deposits	572,187	462,692

FHLB advances (Note 15)	-	11,570
Accrued interest payable	2,783	1,558
Accrued expenses and other liabilities	2,007	1,645
Trust preferred securities (Note 19)	16,496	11,341

Total Liabilities	593,473	488,806

STOCKHOLDERS’ EQUITY (Notes 12 & 14)

Common stock - $2.00 par value; 12,000,000 shares authorized;

7,657,060 and 7,619,355 shares issued and outstanding
for 2006 and 2005, respectively	15,314	15,239
Additional paid-in-capital	21,465	21,265
Retained earnings	5,565	2,475
Accumulated other comprehensive income (loss)	2	(15)

Total Stockholders' Equity	42,346	38,964

Total Liabilities and Stockholders' Equity	$635,819	$527,770

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

INTEREST AND DIVIDEND INCOME	2006	2005	2004
Loans including fees	$40,762	$30,006	$24,035
Federal funds sold	191	256	46
Investments	172	161	104
Dividends on equity securities (restricted)	155	84	80
Total Interest and Dividend Income	41,280	30,507	24,265

INTEREST EXPENSE

Deposits
Demand	142	164	105
Savings	489	468	410
Time deposits below $100,000	11,295	6,917	4,051
Time deposits above $100,000	5,709	3,018	1,629
FHLB advances	754	43	44
Trust Preferred Securities	1,004	669	232
Total Interest Expense	19,393	11,279	6,471

NET INTEREST INCOME	21,887	19,228	17,794

PROVISION FOR LOAN LOSSES (Note 6)	1,277	1,130	990

NET INTEREST INCOME AFTER

Provision for Loan Losses	20,610	18,098	16,804

NONINTEREST INCOME

Service charges	2,032	1,707	1,294
Fees, commissions and other income	414	341	263
Insurance and investment fees	606	381	476
Life insurance investment income	408	393	387
Gain on sale of fixed assets	-	-	185
Total Noninterest Income	3,460	2,822	2,605

NONINTEREST EXPENSES

Salaries and employee benefits (Note 11)	11,848	10,031	8,902
Occupancy expense	1,429	1,122	841
Equipment expense	1,971	1,723	1,503
Advertising and public relations	381	352	282
Stationery and supplies	293	245	217
Loss on sale of other real estate owned	30	38	47
Other operating expenses	3,853	3,199	2,677
Total Noninterest Expenses	19,805	16,710	14,469

INCOME BEFORE INCOME TAXES	4,265	4,210	4,940

INCOME TAX EXPENSE (Note 9)	1,175	1,487	1,682

NET INCOME	$3,090	$2,723	$3,258
Earnings Per Share (1)
Basic	$.40	$.36	$.43
Fully Diluted	$.39	$.35	$.42

Average Weighted Shares of Common Stock(1)

Basic	7,645,907	7,605,568	7,600,073
Fully Diluted	7,840,267	7,826,479	7,735,055

(1)	Restated to reflect the 10% stock dividend which occurred on June 7, 2005.

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(IN THOUSANDS INCLUDING SHARE DATA )

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’Equity	Compre-hensive Income (Loss)
Balance, December 31, 2003	6,903	$ 13,806	$ 13,076	$ 5,919	$ 4	$ 32,805

Net Income				3,258		3,258	3,258
Unrealized loss (net of deferred tax benefit of $9) on available-for-sale securities					(21)	(21)	(21)
Stock Options Exercised	7	14	42			56
Balance, December 31, 2004	6,910	$ 13,820	$ 13,118	$ 9,177	$ (17)	$ 36,098	$ 3,237

Net Income				2,723		2,723	2,723
Unrealized gain (net of deferred tax benefit of $1) on available-for-sale securities					2	2	2
10% Stock Dividend, June 7, 2005	691	1,382	8,043	(9,425)		-
Stock Options Exercised	18	37	104			141
Balance, December 31, 2005	7,619	$ 15,239	$ 21,265	$ 2,475	$ (15)	$ 38,964	$ 2,725

Net Income				3,090		3,090	3,090
Unrealized gain (net of deferred tax of $8) on available-for-sale securities					17	17	17
Stock Options Exercised	38	75	200			275
Balance, December 31, 2006	7,657	$ 15,314	$ 21,465	$ 5,565	$ 2	$ 42,346	$ 3,107

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(IN THOUSANDS)

2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$3,090	$2,723	$3,258
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,300	1,922	1,388
Provision for loan losses	1,277	1,130	990
Income (less expenses) on life insurance	(346)	(337)	(335)
(Gain) loss on sale of fixed assets	-	27	(185)
Loss on sale of foreclosed real estate	30	38	47
Amortization (accretion) of bond premiums/
discounts	(29)	(13)	(48)
Deferred tax expense (benefit)	(267)	(241)	245
Net change in:
Interest receivable	(1,135)	(733)	(376)
Other assets	(725)	(6)	(299)
Accrued interest payable	1,225	667	395
Accrued expense and other liabilities	630	586	70
Net Cash Provided by Operating Activities	6,050	5,763	5,150

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in loans	(101,503)	(84,755)	(88,461)
Purchase of securities available for sale	(2,985)	(2,972)	(4,998)
Proceeds from sale and maturities of securities
available-for-sale	5,700	2,600	9,969
Purchase of Federal Reserve Bank stock	(76)	-	(87)
(Purchase) sale of Federal Home Loan Bank stock	197	(832)	11
Payments for the purchase of property	(9,692)	(4,592)	(6,840)
Proceeds from the sale of property	-	-	525
Net change in other real estate owned	185	(248)	(1,233)
Net Cash Used in Investing Activities	(108,174)	(90,800)	(91,114)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock options exercised	275	141	56
Trust preferred securities borrowing	5,155	-	11,341
Net change in:
Demand deposits	11,062	12,324	14,344
Savings deposits	(1,884)	1,333	3,027
Time deposits	100,317	60,915	62,528
Net increase (decrease) in FHLB borrowings	(11,570)	11,570	-
Net Cash Provided by Financing Activities	103,355	86,282	91,296

Net increase (decrease) in cash and cash equivalents	1,231	1,245	5,332

Cash and Cash Equivalents, Beginning of Year	18,650	17,405	12,073

Cash and Cash Equivalents, End of Year	$19,881	$18,650	$17,405

Supplemental Disclosure of Cash Paid During

the Year for:
Interest	20,619	7,247	6,076
Taxes	1,490	1,350	1,710

Supplemental Disclosure of Non Cash Transactions:

Other real estate acquired in settlement of foreclosed
loans	749	210	1,186
Loans made to finance sale of foreclosed real estate	455	143	86

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS

Nature of Operations – New Peoples Bankshares, Inc. (“The Company”) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank (“Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulations by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing trust preferred securities.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy - The consolidated financial statements include the Company, the Bank, NPB Financial Services, Inc., and NPB Web Services, Inc. All significant intercompany balances and transactions have been eliminated. In accordance with FIN 46R, NPB Capital Trust I and 2 are not included in the consolidated financial statements.

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

Significant Group Concentrations of Credit Risk – The Company recognizes a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $10.6 million as of December 31, 2006. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. Note 4 discusses the types of securities that the Company invests in. Note 5 shows the types of loans made by the Bank. A substantial portion of the Bank’s loans are secured by real estate. The Bank does not have any significant concentrations to any one industry or customer.

Allowance for Loan Losses – The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The loan portfolio is analyzed periodically and loans are assigned a risk rating. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A general allowance is made for all other loans not considered impaired as deemed appropriate by management. In determining the adequacy of the allowance, management considers the following factors: the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, the estimated value of any underlying collateral, prevailing economic conditions, and other inherent risks. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local collateral values and future cash flows on impaired loans. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Stock Options – Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. No stock options were granted in 2006. However, if stock options had been granted, the Company would have recognized the expense of the stock-based employee compensation by using the fair value method directly against net income.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Stock Options (Continued) – Had compensation cost for the Company’s stock option plan been determined consistent with the fair value model under SFAS 123(R) in 2005 and 2004, net income would have been reduced to the pro forma amounts reflected below for the years ended December 31:

Years Ended December 31,	2005	2004

(Dollars are in thousands, except per share data)

Net Income, as reported	$ 2,723	$3,258
Deduct: Compensation expense related to
stock plans using fair value accounting, net of tax	1,096	517
Net Income, on a pro forma basis	$ 1,627	$2,741

Basic earnings per share - As reported	$.36	$.43
- Pro forma	$.21	$.36
Diluted earnings per share - As reported	$.35	$.42
- Pro forma	$.21	$.35

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

Reclassification of Financial Statement Presentation– Certain reclassifications have been made to the 2005 and 2004 financial statements to conform with the 2006 financial statement presentation. Such reclassification had no effect on net income as previously reported.

NOTE 3	DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $12.0 million and $11.7 million at December 31, 2006 and 2005, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
December 31, 2006
Available for Sale
U.S. Government Agencies	$ 3,490	$ 3	$ -	$ 3,493
Total Securities AFS	$ 3,490	$ 3	$ -	$ 3,493

December 31, 2005
Available for Sale
U.S. Government Agencies	$ 6,185	$ -	$ 22	$ 6,163
Total Securities AFS	$ 6,185	$ -	$ 22	$ 6,163

At December 31, 2006 and 2005, the Bank had not identified any securities as held-to–maturity.

At December 31, 2006, the available for sale portfolio included no individual investments for which the fair market value was less than amortized cost. The amortized cost and approximate fair value of securities available for sale that were in a loss position at December 31, 2005 are shown below.

Gross Unrealized Losses
December 31, 2005	Amortized Cost	Loss Position < 12 Months	Loss Position > 12 Months	Fair Values
U.S. Government Agencies	$ 6,185	$ 9	$ 13	$ 6,163
Totals	$ 6,185	$ 9	$ 13	$ 6,163

The amortized cost and fair value of investment securities at December 31, 2006, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$ 2,990	$ 2,993	5.26%
Due after one year through five years	500	500	4.73%
Total	$ 3,490	$ 3,493	5.18%

Investment securities with a carrying value of $3.2 million and $3.0 million at December 31, 2006 and 2005, were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.2 million and $2.3 million as of December 31, 2006 and 2005, respectively.

NOTE 5	LOANS:

Loans receivable outstanding at December 31, are summarized as follows:

	2006	2005
(Dollars are in thousands)
Commercial, financial and agricultural	$104,372	$93,987
Real estate - construction	37,716	26,267
Real estate - mortgages	371,021	301,740
Installment loans to individuals	56,089	46,051
Total Loans	$569,198	$468,045

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5	LOANS (CONTINUED):

The following is a summary of information at December 31, pertaining to nonperforming loans:

(Dollars are in thousands)	2006	2005
Principal:
Nonaccrual Loans	$1,206	$446
Loans past due 90 days or more still accruing interest	9	116
Total Non-performing Loans	$1,215	$562

At the end of 2006, impaired loans totaled $1.4 million with a valuation allowance of $82 thousand. At the end of 2005, impaired loans totaled $677 thousand with a valuation allowance of $52 thousand. Interest income not recognized on these loans was $65 thousand and $19 thousand for the years ending 2006 and 2005, respectively. The average investment in impaired loans was $912 thousand in 2006 and $1.1 million in 2005.

NOTE 6	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

(Dollars are in thousands)	2006	2005	2004
Balance, beginning of year	$3,943	$3,090	$2,432
Provision for loan losses	1,277	1,130	990
Recoveries of loans charged off	73	21	20
Loans charged off	(423)	(298)	(352)
Balance, End of Year	$4,870	$3,943	$3,090
Percentage of Loans	0.86%	0.84%	0.81%

NOTE 7	BANK PREMISES AND EQUIPMENT:

Bank premises and equipment at December 31, are summarized as follows:

(Dollars are in thousands)	2006	2005
Land	$8,936	$4,202
Buildings and improvements	16,837	13,396
Furniture and equipment	11,463	8,934
Vehicles	434	414
Construction in progress	566	1,631
	38,236	28,577
Less accumulated depreciation	(8,798)	(6,531)
Bank Premises and Equipment	$29,438	$22,046

Depreciation expense for 2006, 2005, and 2004 was $2.3 million, $1.9 million, and $1.4 million, respectively.

At December 31, 2006, construction in progress included the costs of buildings and land for new branches in Bristol and Chilhowie, Virginia. Each location is anticipated to be complete and operational as full service branches during 2007 at an additional total cost of $790 thousand. At December 31, 2005, construction in progress included the costs of building and land purchased for new branches in Esserville and Pound, Virginia which have been completed and placed in service.

NOTE 8	OTHER TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100,000 was $149.2 million and $98.5 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of certificates of deposit are as follows (dollars are in thousands):

2007	$ 358
2008 11
2009 7
2010 50
2011 12
After five years	-
	Total	$438

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9	INCOME TAX EXPENSE:

The components of income tax expense for the years ended December 31, are as follows:

(Dollars are in thousands)	2006	2005	2004
Current expense	$ 1,442	$ 1,728	$ 1,437
Deferred expense (benefit)	(267)	(241)	245
Net Income Tax	$ 1,175	$ 1,487	$ 1,682

The deferred tax expense (benefit) resulting from temporary differences for the years ended December 31 is as follows:

(Dollars are in thousands)	2006	2005	2004
Organization and start-up cost	$ -	$ 2	$ 2
Provision for loan losses	(299)	(268)	(257)
Depreciation	(54)	(64)	420
Deferred compensation expense	(32)	(30)	(29)
Earnings on bank owned Life insurance	118	114	114
Capitalized interest and repair expense	-	5	(5)
Deferred Income Tax Expense (Benefit)	$ (267)	$ (241)	$ 245

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands)	2006	2005	2004
Deferred Tax Assets:
Organization and start-up cost	$ 5	$ 5	$ 7
Allowance for loan losses	1,537	1,238	970
Deferred compensation	142	110	80
Unrealized loss on securities Available for sale	-	7	9
Capitalized interest and repair expense	19	19	24
Total Assets	$ 1,703	$ 1,379	$ 1,090

Deferred Tax Liabilities:
Accelerated depreciation	1.312	1,366	1,430
Unrealized gain on securities
Available for sale	1	-	-
Unrealized income on bank owned life insurance	638	520	406
Total Liabilities	1.951	1,886	1,836
Net Deferred Tax Asset (Liability)	$ (248)	$ (507)	$ (746)

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

(Dollars are in thousands)	2006	2005	2004
Deferred Tax Assets:
Income tax expense at the applicable federal rate	$ 1,450	$ 1,431	$ 1,680
Permanent differences resulting from:
Nondeductible expenses	31	22	15
Tax-exempt interest income	(191)	(90)	(63)
State income taxes less federal tax effect	24	42	32
Other adjustments	(139)	82	(18)
Income Tax Expense	$ 1,175	$ 1,487	$ 1,682

44

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10	RELATED PARTY TRANSACTIONS:

During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to $12.0 million at December 31, 2006 and $11.7 million at December 31, 2005. During the year ended December 31, 2006, total principal additions were $9.9 million and principal payments were $9.6 million. During the year ended December 31, 2005, total principal additions were $11.3 million and principal payments were $10.4 million. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Total related party deposits held at the Bank were $14.4 million and $12.9 million at the end of years 2006 and 2005, respectively.

During the latter part of 2005, the board of directors approved the purchase of a lot for $450 thousand in Jonesborough, Tennessee from a partnership involving Director B. Scott White. The approval was subject to the receipt of an independent certified appraisal substantiating the fair market value. The board of directors approved the transaction without participation by Director White and he abstained from the vote. In the first quarter of 2006, the appraisal was obtained that substantiated the sales price as a fair market value and the purchase was completed.

In the fourth quarter of 2006, the board of directors approved the purchase of a lot and building for $225 thousand in Gate City, Virginia from Director Virgil Sampson. A certified appraisal was obtained that substantiated the fair market value. The board of directors approved the transaction without participation by Director Sampson and he abstained from the vote.

NOTE 11	RETIREMENT PLANS:

The Company has established a qualified defined contribution plan that covers all full time employees. Under the plan, the Company matches employee contributions up to a maximum of 5% of their salary. The Company contributed $356 thousand, $310 thousand, and $264 thousand to the defined contribution plan for 2006, 2005 and 2004, respectively.

In addition, in 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. Expenses related to the plan were $95 thousand, $86 thousand, and $87 thousand for 2006, 2005 and 2004, respectively.

NOTE 12	STOCK OPTION PLAN:

New Peoples' Stock Option Plan (“the Plan”) was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of the Company by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. The Plan provides that options for up to 990,000 shares of the Company’s common stock may be issued to employees and directors as adjusted for the 10 percent stock dividend on June 7, 2005. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of the Company. All options are subject to exercise or forfeiture if the Company’s capital falls below minimum requirements, as determined by its primary state or federal regulators. The Plan will expire on May 31, 2011, unless terminated earlier by the board of directors. At December 31, 2006, there were 102,210 additional shares available for grant under the Plan. All options granted and outstanding are fully vested.

The Company did not grant any options in 2006. The weighted fair value of each option for the previous years was $5.14 in 2005, and $4.14 in 2004, and was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate.

The following weighted – average assumptions were used to determine the fair value of options in the years 2005 and 2004.

Years Ended December 31,	2005	2004
Dividend yield	0.00%	0.00%
Expected life	7 years	10 years
Expected volatility	20.00%	13.50%
Risk free interest rate	4.41%	4.30%

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12	STOCK OPTION PLAN (CONTINUED):

Information about stock options outstanding at December 31, 2006 follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 6.82	205,987	5.00 years	$ 6.82
$ 9.09	175,850	6.52 years	$ 9.09
$ 12.27	106,875	8.00 years	$ 12.27
$ 15.00	321,450	9.00 years	$ 15.00
Totals	810,162	8.11 years	$ 11.28

A summary of the status of the Company’s stock option plan is presented below:

	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding and exercisable,
Beginning of year	851,792	$ 11.10	499,900	$ 9.56	317,966	$ 8.11
Granted	-	-	323,100	15.00	189,000	11.91
Effect of 10% June 7, 2005 Stock Dividend		-	49,715	(0.87)
Exercised	(37,705)	7.29	(18,323)	7.68	(7,066)	7.85
Forfeited	(3,925)	11.37	(2,600)	10.67	-	-
Outstanding and exercisable,
end of year	810,162	$ 11.28	851,792	$ 11.10	499,900	$ 9.56

NOTE 13	LEASING ACTIVITIES:

The Company’s leasing activities consist of the leasing of land and buildings under agreements in which the Bank is lessee. These leases have been classified as operating leases.

The following is a schedule by years of future minimum rental payments in thousands, required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006:

Year ending December 31:
2007	$45
2008	36
2009	36
2010	37
2011	37
Thereafter	157
Total minimum payments required	$348

Rental commitments of less than one year are not included in the above schedule. Rentals charged to operations under operating leases were $49 thousand, $55 thousand, and $55 thousand, for the years ended 2006, 2005, and 2004, respectively.

NOTE 14	DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of December 31, 2006, approximately $10.9 million was available for dividend distribution.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15	AVAILABLE LINES OF CREDIT AND FEDERAL HOME LOAN BANK ADVANCES:

The Bank has federal funds lines of credit with correspondent banks totaling $20.4 million as of December 31, 2006. In addition, the Bank may borrow up to an additional $91.3 million from the Federal Home Loan Bank under a line of credit which is secured by a blanket lien on residential real estate loans.

The Bank had no borrowings from the Federal Home Loan Bank at December 31, 2006 and $11.6 million at December 31, 2005. These borrowings were overnight and interest rates adjust daily.

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

Financial instruments whose contract amount represents credit risk were as follows:

(Dollars are in thousands)	2006	2005
Commitments to extend credit	$ 51,131	$ 46,459
Standby letters of credit	4,942	2,988

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2006 and 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18	REGULATORY MATTERS (CONTINUED):

As of September 2006, the most recent date of notification, the Virginia Bureau of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2006 and 2005, respectively.

					Minimum
					To Be Well
			Minimum	Capitalized Under
			Capital	Prompt Corrective
		Actual	Requirement	Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:
Total Capital to Risk Weighted Assets
The Company	$63,710	12.20%	$41,775	8% $	N/A	N/A
The Bank	57,692	11.06%	41,717	8%	52,146	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	56,444	10.81%	20,888	4%	N/A	N/A
The Bank	52,822	10.13%	20,858	4%	31,287	6%
Tier 1 Capital to Average Assets:
The Company	56,444	8.94%	25,253	4%	N/A	N/A
The Bank	52,822	8.38%	25,222	4%	31,527	5%

December 31, 2005:
Total Capital to Risk Weighted Assets

The Company                        $      53,922        12.71%    $      33,930          8%         $        N/A         N/A

The Bank                                        46,376        10.94%            33,920          8%                42,400         10%

Tier 1 Capital to Risk Weighted Assets:
The Company	49,979	11.78%	16,965	4%	N/A	N/A
The Bank	42,433	10.01%	16,960	4%	25,440	6%
Tier 1 Capital to Average Assets:
The Company	49,979	9.63%	20,760	4%	N/A	N/A
The Bank	42,433	8.22%	20,660	4%	25,825	5%

NOTE 19	TRUST PREFERRED SECURITIES:

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds are being used for general corporate purposes, which may include capital management for affiliates, retirement of indebtedness and other investments. Under the terms of the subordinated debt transaction, the securities mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. Due to the ability to defer interest and principal payments for 60 months without being considered in default, the regulatory agencies consider the trust preferred securities as Tier 1 capital up to certain limits. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at December 31, 2006 of 7.14%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds have been used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. Under the terms of the subordinated debt transaction, the securities mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. Due to the ability to defer interest and principal payments for 60 months without being considered in default, the regulatory agencies consider the trust preferred securities as Tier 1 capital up to certain limits. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at December 31, 2006 of 7.97%.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED

NOTE 20	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures About the Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at December 31, 2006 and 2005, are as follows:

	December 31, 2006		December 31, 2005
Estimated	Carrying	Estimated	Carrying
(Dollars are in thousands)	Fair Value	Value	Fair Value	Value
Financial Assets
Cash and due from bank	$18,451	$18,451	$15,728	$15,728
Federal funds sold	1,430	1,430	2,922	2,922
Investment securities	3,493	3,493	6,163	6,163
Equity securities (restricted)	2,164	2,152	2,309	2,273
Loans	566,023	569,198	469,374	468,045
Accrued interest receivable	4,140	4,140	3,005	3,005
Life insurance investments	9,377	9,377	9,031	9,031

Financial Liabilities
Demand Deposits:
Non-interest bearing	71,538	71,538	59,921	59,921
Interest-bearing	19,290	19,290	19,845	19,845
Savings deposits	42,894	42,894	44,778	44,778
Time deposits	440,982	438,465	339,361	338,148
FHLB advances -	-	11,570	11,570
Accrued interest payable	2,783	2,783	1,558	1,558
Trust preferred securities	16,496	16,496	11,341	11,341

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2006 and 2005.

NOTE 21	RECENT ACCOUNTING DEVELOPMENTS:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not presently have any derivative instruments and believes this new accounting standard will have no impact on its financial condition or results of operation.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for the Company in the first quarter of fiscal 2008. The Company does not believe the adoption of FIN 48 will have a material impact on its financial condition or results of operations.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21	RECENT ACCOUNTING DEVELOPMENTS (CONTINUED):

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe this new accounting standard will have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of shareholders’ equity. SFAS 158 was effective for the Company in the fourth quarter of fiscal 2006. The Company does not offer any defined benefit retirement plans and therefore believes this new accounting standard had no impact on its financial condition or results of operations.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 and has found there to be no material impact on its financial position or results of operations.

NOTE 22	OTHER REAL ESTATE OWNED

Other real estate owned is presented at net realizable value. No material expenses have been incurred regarding the properties.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23	PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

(Dollars in Thousands)

ASSETS	2006	2005
Due from banks	$5,041	$7,012
Investment in subsidiaries	53,516	43,000
Other assets	687	548
Total Assets	$59,244	$50,560

LIABILITIES

Accrued interest payable	$312	$162
Accrued expenses and other liabilities	90	93
Trust preferred securities	16,496	11,341
Total Liabilities	16,898	11,596

STOCKHOLDERS' EQUITY

Common stock - $ 2.00 par value, 12,000,000 shares authorized;
7,657,060 and 7,619,355 shares issued and outstanding for
2006 and 2005, respectively	15,314	15,239
Additional paid in capital	21,465	21,265
Retained earnings	5,565	2,475
Accumulated other comprehensive income (loss)	2	(15)
Total Stockholders' Equity	42,346	38,964
Total Liabilities and Stockholders' Equity	$59,244	$50,560

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(Dollars in Thousands)

2006	2005	2004

Income

Miscellaneous income	$29	$86	$28
Undistributed income from subsidiaries	3,844	3,409	3,331
Total Income	3,873	3,495	3,359

Expenses

Trust preferred securities interest expense	1,004	669	232
Legal fees	47	34	42
Accounting fees	129	166	69
Other operating expenses	93	138	41
Total Expenses	1,273	1,007	384

Income before Income Taxes	2,600	2,488	2,975
Income Tax Benefit	490	235	283
Net Income	$3,090	$2,723	$3,258

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23	PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(Dollars and Shares in Thousands)

2006	2005	2004

Cash Flows From Operating Activities:

Net Income	$3,090	$2,723	$3,258
Adjustments to reconcile net income to net cash
provided by (used) in operating activities:
Income of subsidiaries	(3,844)	(3,409)	(3,331)
Depreciation	-	114	-
Net change in:
Other assets	(139)	(110)	(281)
Other liabilities	149	(338)	584
Net Cash Provided by (Used) in Operating Activities	(736)	(1,020)	230

Cash Flows From Investing Activities:

Payments for the purchase of property	-	(177)	(2,164)
Proceeds from the sale of property	-	2,111	-
Investment in subsidiary	(6,510)	(4,550)	(2,400)
Net Cash Used in Investing Activities	(6,510)	(2,616)	(4,564)

Cash Flows From Financing Activities:

Net proceeds for trust preferred securities	5,000	-	11,000
Exercise of stock options	275	141	56
Net Cash Provided by Financing Activities	5 275	141	11,056

Net Increase in Cash and Cash Equivalents	(1,971)	(3,495)	6,722
Cash and Cash Equivalents, Beginning of Year	7,012	10,507	3,785
Cash and Cash Equivalents, End of Year	$5,041	$7,012	$10,507

NOTE 24 SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2006 Quarters
(Dollars in thousands)	Fourth	Third	Second	First
Income statement
Interest income	$ 11,461	$ 10,848	$ 9,965	$ 9,006
Interest expense	5,956	5,206	4,406	3,826
Net interest income	5,506	5,642	5,559	5,180
Noninterest income	974	847	865	774
Total revenue	6,480	6,489	6,424	5,954
Provision for credit losses	312	260	393	312
Noninterest expense	5,379	5,056	4,851	4,518
Income before income taxes	789	1,173	1,179	1,124
Income tax expense	172	337	360	307
Net income	617	836	820	817
Average common shares issued and outstanding	7,656,562	7,654,609	7,648,597	7,623,365
Average diluted common shares issued and outstanding	7,831,593	7,833,899	7,857,647	7,838,923
Period end balance sheet
Total loans and leases	$ 569,198	$ 547,483	$ 523,802	$ 490,447
Total assets	635,819	620,506	583,664	547,643
Total deposits	572,187	542,985	511,315	476,852
Total shareholders' equity	42,346	41,705	40,857	39,880

NEW PEOPLES BANKSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
NOTE 25 SELECTED QUARTERLY INFORMATION (UNAUDITED)
	2005 Quarters
(Dollars in thousands)	Fourth	Third	Second	First
Income statement
Interest income	$ 8,579	$ 7,955	$ 7,252	$ 6,721
Interest expense	3,547	3,131	2,470	2,131
Net interest income	5,032	4,824	4,782	4,590
Noninterest income	767	767	640	622
Total revenue	5,799	5,591	5,422	5,212
Provision for credit losses	273	175	362	320
Noninterest expense	4,366	4,266	4,143	3,909
Income before income taxes	1,160	1,150	917	983
Income tax expense	572	359	261	295
Net income	588	791	656	688
Average common shares issued and outstanding	7,615,295	7,604,508	7,601,244	7,601,079
Average diluted common shares issued and outstanding	7,841,409	7,824,401	7,833,999	7,802,017
Period end balance sheet
Total loans and leases	$ 468,045	$ 445,338	$ 422,121	$ 402,868
Total assets	527,770	510,963	481,838	454,960
Total deposits	462,692	459,119	431,052	400,758
Total shareholders' equity	38,964	38,280	37,442	36,778

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in Item 8 of this annual report and is incorporated herein by reference. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Brown, Edwards & Company, L.L.P., the independent registered public accounting firm which also audited the Company’s consolidated financial statements, as stated in its report which is included in Item 8 of this annual report and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

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

None.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for New Peoples' 2007 Annual Meeting of Shareholders (2007 Proxy Statement) to be held on May 17, 2007.

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the captions "Election of Directors," “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2007 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained under the captions "Director Compensation" and “Executive Compensation and Related Party Transactions" in the 2007 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management," “Security Ownership of Certain Beneficial Owners” and "Equity Compensation Plan Information" in the 2007 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information contained under the caption "Corporate Governance and the Board of Directors" and “Transactions with Management" in the 2007 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the caption “Audit Information" in the 2007 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

The following exhibits are filed as part of this Form 10-K, and this list includes the exhibit index:

2	Agreement and Plan of Share Exchange dated August 15, 2001 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2001)
3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004)

                  Certain instruments relating to capital securities have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

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

10.8*	Base Salaries of Named Executive
10.9*	Director Compensation
14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
21	Subsidiaries of the Registrant
23	Consent of Brown, Edwards and Company, L.L.P.
24	Powers of Attorney (contained on signature page)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

_______________________________________

* Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
Date:	March 16, 2007

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date:	March 16, 2007

POWER OF ATTORNEY

Each of the undersigned hereby appoints Kenneth D. Hart and C. Todd Asbury, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KENNETH D. HART	President and	March 16, 2007
Kenneth D. Hart	Chief Executive Officer
(Principal Executive Officer)

/s/ C. TODD ASBURY	Senior Vice President	March 16, 2007
C Todd Asbury	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/TIM BALL	Director	March 16, 2007
Tim Ball

/s/JOE CARTER	Director	March 16, 2007
Joe Carter

/s/JOHN D. COX	Director	March 16, 2007
John D. Cox

/s/CHARLES H. GENT	Director	March 16, 2007
Charles H. Gent

/s/HAROLD LYNNE KEENE	Director	March 16, 2007
Harold Lynne Keene

/s/FRANK KILGORE	Director	March 16, 2007
Frank Kilgore

/s/JOHN MAXFIELD	Director	March 16, 2007
John Maxfield

/s/MICHAEL G. MCGLOTHLIN	Director	March 16, 2007
Michael G. McGlothlin

/s/FRED MEADE	Director	March 16, 2007

Fred Meade

/s/BILL ED SAMPLE	Director	March 16, 2007
Bill Ed Sample

/s/EARNEST VIRGIL SAMPSON, JR	Director	March 16, 2007
Earnest Virgil Sampson, Jr.

/s/STEPHEN H. STARNES	Director	March 16, 2007
Stephen H. Starnes

/s/PAUL VENCILL, JR.	Director	March 16, 2007
Paul Vencill, Jr.

/s/WILLIAM C. WAMPLER, JR.	Director	March 16, 2007
William C. Wampler, Jr.

/s/B. SCOTT WHITE	Director	March 16, 2007
B. Scott White