Form 10-Q
period 2007-03-31
NEW PEOPLES BANKSHARES INC
filed 2007-05-10
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ____	Accelerated filer X	Non accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,659,260 shares of common stock, par value $2.00 per share, outstanding as of April 26, 2007

NEW PEOPLES BANKSHARES, INC.

INDEX

Page

PART I	FINANCIAL INFORMATION	2

Item 1.	Financial Statements

Consolidated Statements of Income – Three Months
Ended March 31, 2007 and 2006	2

Consolidated Balance Sheets – March 31, 2007 and
December 31, 2006	3

Consolidated Statements of Changes in Stockholders' Equity –
Three Months Ended March 31, 2007 and 2006	4

Consolidated Statements of Cash Flows - Three Months
Ended March 31, 2007 and 2006	5

Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION	13

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

SIGNATURES	15

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2007	2006
INTEREST AND DIVIDEND INCOME
Loans including fees	$ 11,550	$ 8 ,915
Federal funds sold	69	26
Investments	86	65
Total Interest and Dividend Income	11,705	9,006

INTEREST EXPENSE
Deposits
Demand	36	36
Savings	112	124
Time deposits	5,444	3,309
Interest on FHLB advances	12	135
Interest on trust preferred securities	319	222
Total Interest Expense	5,923	3,826

NET INTEREST INCOME	5,782	5,180
PROVISION FOR LOAN LOSSES	300	312

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,482	4,868

NONINTEREST INCOME
Service charges	563	452
Fees, commissions and other income	332	223
Life insurance investment income	106	99
Total Noninterest Income	1,001	774

NONINTEREST EXPENSES
Salaries and employee benefits	3,254	2,681
Occupancy expense	837	666
Other real estate	-	3
Other operating expenses	1,269	1,168
Total Noninterest Expenses	5,360	4,518

INCOME BEFORE INCOME TAXES	1,123	1,124

INCOME TAX EXPENSE	321	307

NET INCOME	$ 802	$ 817

Earnings Per Share
Basic	$ .10	$ .11
Fully Diluted	$ .10	$ .10

Average Weighted Shares of Common Stock
Basic	7,658,319	7,623,399
Fully Diluted	7,830,683	7,838,072

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$ 18,298	$ 18,451
Federal funds sold	835	1,430
Total Cash and Cash Equivalents	19,133	19,881

Investment securities
Available-for-sale	4,488	3,493

Loans receivable	591,370	569,198
Allowance for loan losses	(5,124)	(4,870)
Net Loans	586,246	564,328

Bank premises and equipment, net	30,514	29,438
Equity securities (restricted)	2,725	2,152
Other real estate owned	1,702	1,181
Accrued interest receivable	4,451	4,140
Life insurance investments	9,467	9,377
Other assets	2,399	1,829

Total Assets	$ 661,125	$ 635,819

LIABILITIES
Deposits:
Demand deposits:
Noninterest bearing	$ 78,532	$ 71,538
Interest-bearing	19,365	19,290
Savings deposits	44,204	42,894
Time deposits	444,520	438,465
Total Deposits	586,621	572,187

Federal Home Loan Bank advances	9,635	-
Accrued interest payable	2,646	2,783
Accrued expenses and other liabilities	2,564	2,007
Trust preferred securities	16,496	16,496

Total Liabilities	617,962	593,473

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 12,000,000 shares authorized;
7,659,260 and 7,657,060 shares issued and outstanding
at March 31, 2007 and December 31, 2006, respectively	15,318	15,314
Additional paid-in-capital	21,476	21,465
Retained earnings	6,367	5,565
Accumulated other comprehensive income	2	2

Total Stockholders’ Equity	43,163	42,346

Total Liabilities and Stockholders’ Equity	$ 661,125	$ 635,819

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Total Shareholders’ Equity	Compre- hensive Income (Loss)
Balance, December 31, 2005	7,619	$15,239	$ 21,265	$ 2,475	$ (15)	$ 38,964	$ 2,725
Net Income				817		817	$ 817
Unrealized gain on available for-sale securities, net of tax of $3					9	9	9
Stock Options Exercised	12	23	67			90
Balance, March 31, 2006	7,631	$15,262	$ 21,332	$ 3,292	$ (6)	$ 39,880	$ 826

Balance, December 31, 2006	7,657	$15,314	$ 21,465	$ 5,565	$ 2	$ 42,346	$ 3,107
Net Income				802		802	$ 802
Stock Options Exercised	2	4	11			15
Balance, March 31, 2007	7,659	$15,318	$ 21,476	$ 6,367	$ 2	$ 43,163	$ 802

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(IN THOUSANDS)

(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$802	$817
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	624	529
Provision for loan losses	300	312
Income (less expenses) on life insurance	(90)	(84)
Loss on sale of foreclosed real estate	-	3
Amortization (Accretion) of bond premiums	(6)	(11)
Net change in:
Interest receivable	(311)	(188)
Other assets	(570)	(397)
Accrued expenses and other liabilities	420	542
Net Cash Provided by Operating Activities	1,169	1,523

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(22,218)	(22,428)
Proceeds from sale and maturities of securities
available-for-sale	-	2,596
Purchases of securities available-for-sale	(989)	-
Purchase of Federal Reserve Bank stock	-	(75)
Purchase of Federal Home Loan Bank stock	(573)	(400)
Payments for the purchase of property	(1,700)	(2,232)
Net change in other real estate owned	(521)	120
Net Cash Used in Investing Activities	(26,001)	(22,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock options exercised	15	90
Proceeds from Federal Home Loan Bank advances	9,635	4,255
Net change in:
Demand and savings deposits	8,379	9,857
Time deposits	6,055	4,303
Net Cash Provided by Financing Activities	24,084	18,505

Net increase (decrease) in cash and cash equivalents	(748)	(2,391)

Cash and Cash Equivalents, Beginning of Period	19,881	18,650
Cash and Cash Equivalents, End of Period	$19,133	$16,259

Supplemental Disclosure of Cash Paid During
the Period for:
Interest	$5,786	$3,881

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

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

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2007, and the results of operations for the three month periods ended March 31, 2007 and 2006. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 3	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
March 31, 2007
Available for Sale
U.S. Government Agencies	$4,485	$3	$-	$4,488
Total Securities AFS	$4,485	$3	$-	$4,488

December 31, 2006
Available for Sale
U.S. Government Agencies	$3,490	$3	$-	$3,493
Total Securities AFS	$3,490	$3	$-	$3,493

At March 31, 2007 and December 31, 2006, all securities were classified as available for sale.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.7 million and $2.2 million at March 31, 2007 and December 31, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amortized cost and fair value of investment securities at March 31, 2007, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$3,495	$3,497	5.25%
Due after one year through five years	990	991	5.00%
Total	$4,485	$4,488	5.19%

Investment securities with a carrying value of $3.7 million and $3.2 million at March 31, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 4	LOANS:

Loans receivable outstanding are summarized as follows:

	March 31,	December 31,
(Dollars are in thousands)	2007	2006
Commercial, financial and agricultural	$ 108,673	$ 104,372
Real estate - construction	37,746	37,716
Real estate - mortgages	388,696	371,021
Installment loans to individuals	56,255	56,089
Total Loans	$ 591,370	$ 569,198

The following is a summary of information at March 31, 2007 and December 31, 2006 pertaining to nonperforming assets:

	March 31,	December 31,
(Dollars are in thousands)	2007	2006
Principal:
Nonaccrual loans	$ 1,068	$ 1,206
Other real estate owned	1,701	1,181
Loans past due 90 days or more still accruing interest	409	9
Total nonperforming assets	$ 3,178	$ 2,396

NOTE 5	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses are as follows:

	For the Three Months Ended
	March 31,	December 31,
(Dollars are in thousands)	2007	2006
Balance, Beginning of Period	$ 4,870	$ 3,943
Provision for loan losses	300	312
Recoveries of loans charged off	32	3
Loans charged off	(78)	(29)
Balance, End of Period	$ 5,124	$ 4,229
Percentage of Loans	0.87%	0.86%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6	COMMON STOCK:

During the first quarter of 2007, 2,200 options to purchase shares of common stock were exercised resulting in a $15 thousand increase to capital. At March 31, 2007, the following exercisable options were outstanding.

Exercise Price	Number Outstanding and Exercisable

$6.82	203,787
$9.09	175,850
$12.27	106,875
$15.00	321,450
Total	807,962

NOTE 7 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury Method.

NOTE 8 RECENT ACCOUNTING DEVELOPMENTS:

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 – “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.   SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

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

Subsequent Material Event

On April 13, 2007, the Bank and FNB Southeast signed a definitive agreement under which the bank will acquire two FNB Southeast branches in the Southwestern Virginia area, namely the Norton and Pennington Gap branches. The transaction will include the assumption of approximately $60.4 million in deposits in exchange for certain fixed assets of the offices, approximately $14.6 million in loans originated by the branches and cash. The Bank will pay a premium on the deposits at the date of settlement. We anticipate the settlement date to be in late second quarter 2007.

Overview

For the first quarter of 2007, the Company, which is the parent company of the Bank, continued to grow to record levels. In the first quarter of 2007, total assets increased $25.3 million, or 3.98% to $661.1 million. Total loans grew $22.2 million, or 3.90%, to $591.4 million and total deposits increased to $586.6 million, or 2.52%, at March 31, 2007, as compared to December 31, 2006.

Net income for the quarter ended March 31, 2007 was $802 thousand, as compared to $817 thousand for the same period ended March 31, 2006. Basic net income per share was $0.10 for the quarter ended March 31, 2007, as compared to $0.11 for the same period in 2006.

During the first quarter of 2007, we opened a new branch office in Bramwell, West Virginia. Additional branch locations are in development for opening during 2007.

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

Balance Sheet Changes

At March 31, 2007, total assets were $661.1 million, an increase of $25.3 million, or 3.98%, over December 31, 2006. This is a result of continued growth at the existing branch locations and an increase in borrowings from the Federal Home Loan Bank of $9.6 million. These advances on our line of credit have been made to temporarily fund loan growth. We anticipate reducing these borrowings through the year as deposits grow in new locations and upon finalizing the branch acquisition.

Loan growth remains strong as total loans were $591.4 million at March 31, 2007, an increase of $22.1 million, or 3.90% from $569.2 million at December 31, 2006. Asset quality remains strong as discussed in the section “Provision for Loan Losses.”

Deposits continued growing and totaled $586.6 million at March 31, 2007, an increase of $14.4 million, or 2.52%, from $572.2 million at December 31, 2006. Non-interest bearing demand deposits grew $7.0 million, or 9.78%, to $78.5 million at March 31, 2007 from $71.5 million at year-end 2006.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

Net interest income increased to $5.8 million as of March 31, 2007 from $5.2 million for the same period in 2006. This is an increase of $602 thousand, or 11.62%. Total interest income increased $2.7 million, or 29.97%, to $11.7 million for first quarter 2007 from $9.0 million in 2006. Total interest expense increased at a higher pace than interest income. Total interest expense increased from $3.8 million in 2006 to $5.9 million in 2007. This increase of $2.1 million is largely due to a higher cost of funds on time deposits. We have historically kept time deposits on a short term maturity schedule. As a result our net interest margin for the first quarter of 2007 was 3.93% as compared to 4.27% in the first quarter of 2006. We anticipate the net interest margin to increase as we renew time deposits at lower interest rates.

At March 31, 2007, we had a negative cumulative gap rate sensitivity ratio of 31.70% for the one year re-pricing period, compared to a negative cumulative gap of 32.66% at December 31, 2006. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. We believe as our liabilities reprice more quickly than our assets that our cost of funds will decrease more quickly than our yield on earning assets. We are strategically positioned for a decrease in interest rates.

Provision for Loan Losses

The provision for loan losses was $300 thousand for the first quarter of 2007 compared with $312 thousand for the same period in 2006. The allowance for loan losses was $5.1 million at March 31, 2007 as compared to $4.9 million at December 31, 2006. The ratio of the allowance for loan losses to total loans was 0.87% at March 31, 2007 and 0.86% at the end of 2006. Net loans charged off for the first quarter of 2007 remained low at $46 thousand as compared to $26 thousand for the first quarter of 2006.

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

Certain risk factors exist in the Bank’s loan portfolio. Each year since inception in 1998, we have experienced significant loan growth. Although we have experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. In addition, recent expansions into new markets increase credit risk. We consider these factors to create an element of higher risk in the loan portfolio.

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

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss. Such specific allowances totaled $70 thousand at March 31, 2007, as compared to $82 thousand at December 31, 2006. In addition, for these classified credits that are adequately secured by collateral, a general allocation is also made to allow for any inherent risks. As we continue to evaluate the loan portfolio and the risk factors present, we will continue to designate pools as deemed appropriate. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may need to be made to the allowance for loan losses.

Noninterest Income

Noninterest income increased to $1.0 million in the first quarter of 2007 from $774 thousand in 2006. The $226 thousand, or 29.20%, increase is primarily related to increased overdraft fee income on deposit accounts generated through operational growth. In addition, noninterest income increased through fee income earned by our subsidiary, NPB Financial Services. Noninterest income as a percentage of average assets (annualized) was 0.50% and 0.58% as of March 31, 2007 and 2006, respectively.

Noninterest Expense

Noninterest expense totaled $5.4 million for the first quarter of 2007 as compared to $4.5 million for the same period in 2006. The $842 thousand increase was largely due to additional staffing and expenses associated with the new branches opened and the general growth in operations, as salaries and benefits increased $573 thousand, or 21.39%, from $2.7 million for the first quarter of 2006 to $3.3 million for the same period in 2007. We expect noninterest expense to continue to increase, on a year-over-year basis, for the remainder of 2007 as we realize a full-year’s effect of staffing for the new branches opened during 2006 and the new branch in Bramwell, West Virginia and other branches planned to open during the year 2007. Noninterest expense as a percentage of average assets (annualized) decreased to 3.31% for the first quarter of 2007 as compared to 3.37% for the same period in 2006. Noninterest expense in the future will depend on our growth and the number of new branch locations.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 79.02% for the first quarter of 2007 as compared to 75.88% for the same period in 2006. This was slightly higher as the result of additional staffing during the first quarter of 2007 and a lower net interest margin during the first quarter of 2007. The ratio of assets to full-time equivalent employees was $2.0 million at both March 31, 2007 and December 31, 2006.

Capital

Total capital at the end of the first quarter of 2007 was $43.2 million as compared to $42.3 million at the end of December 31, 2006. The increase is the result of retained earnings for the quarter. Regulatory capital ratios remain in excess of regulatory requirements.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Liquidity

At March 31, 2007 and December 31, 2006, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $19.1 and $19.9 million, respectively. At March 31, 2007, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $800 thousand, which is net of those securities pledged as collateral for public funds.

Our loan to deposit ratio was 100.81% at March 31, 2007 and 99.48% at year end 2006. We anticipate this ratio to remain about the same in the near future. Loan demand continues to be strong and we anticipate deposits to grow at a continued steady pace from new branches and the branch acquisition. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

At March 31, 2007, we had borrowings from the Federal Home Loan Bank totaling $9.6 million as compared to no borrowings at December 31, 2006. These borrowings are overnight and subject to interest rate changes daily. These borrowings are advanced from a $95.3 million line of credit which is secured by a blanket lien on residential real estate loans.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million.

Additional liquidity is expected to be provided by the future growth that management expects in deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. During the first quarter of 2007, we opened our second office in West Virginia in the town of Bramwell. We anticipate opening an office in Chilhowie, Virginia during the second quarter. In addition, we plan on finalizing the transfer of assets and liabilities on the branches in Norton and Pennington Gap at the end of the second quarter of 2007. This should result in net funds to us of approximately $39 million.

With the lines of credit available and the anticipated deposit growth from new and existing branches, we believe we have adequate liquidity to meet our requirements and needs for the foreseeable future.

Off Balance Sheet Items

There have been no material changes to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Contractual Obligations

There have been no material changes during the quarter ended March 31, 2007 to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006, except for the Purchase and Assumption agreement between the Bank and FNB Southeast discussed in the section “Subsequent Material Event.”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risks faced by the Company since December 31, 2006. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our "CEO") and our Senior Vice President and Chief Financial Officer (our "CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:

No.	Description
3.1

Amended Articles of Incorporation of Registrant (restated in electronic format as of September 3, 2003) (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

3.2	Bylaws of Registrant (restated in electronic format as of March 17, 2004) (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
Date:	May 9, 2007

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date: May 9, 2007

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