Form 10-Q
period 2007-06-30
NEW PEOPLES BANKSHARES INC
filed 2007-08-09
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

7,660,210 shares of common stock, par value $2.00 per share, outstanding as of August 3, 2007.

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2007	2006
INTEREST AND DIVIDEND INCOME
Loans including fees	$23,902	$18,767
Federal funds sold	76	45
Investments	196	159
Total Interest and Dividend Income	24,174	18,971

INTEREST EXPENSE
Deposits
Demand	72	71
Savings	228	246
Time deposits	10,726	7,103
Interest on FHLB Advances	469	371
Interest on Trust Preferred Securities	638	441
Total Interest Expense	12,133	8,232

NET INTEREST INCOME	12,041	10,739
PROVISION FOR LOAN LOSSES	740	705

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,301	10,034

NONINTEREST INCOME
Service charges	1,167	962
Fees, commissions and other income	667	477
Life insurance investment income	214	200
Total Noninterest Income	2,048	1,639

NONINTEREST EXPENSES
Salaries and employee benefits	6,552	5,578
Occupancy expense	1,699	1,377
Other real estate	-	31
Other operating expenses	2,712	2,384
Total Noninterest Expenses	10,963	9,370

INCOME BEFORE INCOME TAXES	2,386	2,303

INCOME TAX EXPENSE	683	667

NET INCOME	$1,703	$1,636

Earnings Per Share
Basic	$0.22	$0.21
Fully Diluted	$0.22	$0.21

Average Weighted Shares of Common Stock
Basic	7,658,982	7,636,068
Fully Diluted	7,847,005	7,847,913

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2007	2006
Loans including fees	$12,352	$9,852
Federal funds sold	7	19
Investments	111	94
Total Interest and Dividend Income	12,470	9,965

INTEREST EXPENSE
Deposits
Demand	36	35
Savings	116	122
Time deposits	5,282	3,794
Interest on FHLB Advances	457	236
Interest on Trust Preferred Securities	319	219
Total Interest Expense	6,210	4,406

NET INTEREST INCOME	6,260	5,559
PROVISION FOR LOAN LOSSES	440	393

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,820	5,166

NONINTEREST INCOME
Service charges	604	510
Fees, commissions and other income	335	254
Life insurance investment income	108	101
Total Noninterest Income	1,047	865

NONINTEREST EXPENSES
Salaries and employee benefits	3,297	2,897
Occupancy expense	862	710
Other real estate	-	28
Other operating expenses	1,443	1,216
Total Noninterest Expenses	5,602	4,851

INCOME BEFORE INCOME TAXES	1,265	1,180

INCOME TAX EXPENSE	364	360

NET INCOME	$901	$820

Earnings Per Share
Basic	$0.12	$0.11
Fully Diluted	$0.12	$0.10

Average Weighted Shares of Common Stock
Basic	7,659,638	7,648,597
Fully Diluted	7,776,527	7,857,647

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Cash and due from banks	$25,057	$18,451
Federal funds sold	20,435	1,430
Total Cash and Cash Equivalents	45,492	19,881

Investment securities
Available-for-sale	3,986	3,493

Loans receivable	635,362	569,198
Allowance for loan losses	(5,364)	(4,870)
Net Loans	629,998	564,328

Bank premises and equipment, net	32,678	29,438
Equity securities (restricted)	4,585	2,152
Other real estate owned	1,661	1,181
Accrued interest receivable	5,140	4,140
Life insurance investments	9,559	9,377
Goodwill and other intangibles	4,801	-
Other assets	2,574	1,829

Total Assets	$740,474	$635,819

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$80,018	$71,538
Interest-bearing	21,627	19,290
Savings deposits	50,306	42,894
Time deposits	483,749	438,465
Total Deposits	635,700	572,187

Federal Home Loan Bank advances	38,960	-
Accrued interest payable	2,552	2,783
Accrued expenses and other liabilities	2,700	2,007
Trust preferred securities	16,496	16,496

Total Liabilities	696,408	593,473

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 12,000,000 shares authorized; 7,660,110 and 7,657,060 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	15,320	15,314
Additional paid-in-capital	21,481	21,465
Retained earnings	7,268	5,565
Accumulated other comprehensive income	(3)	2

Total Stockholders’ Equity	44,066	42,346

Total Liabilities and Stockholders’ Equity	$740,474	$635,819

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total Shareholders’ Equity	Compre-hensive Income (Loss)
Balance, December 31, 2005	7,619	$15,239	$ 21,265	$ 2,475	$ (15)	$ 38,964
Net Income				1,637		1,637	$ 1,637
Unrealized gain on available-for-sale securities, net of tax of $1					3	3	3
Stock Options Exercised	35	70	183			253
Balance, June 30, 2006	7,631	$15,309	$ 21,448	$ 4,112	$ (12)	$ 40,857	$ 1,640

Balance, December 31, 2006	7,657	$15,314	$ 21,465	$ 5,565	$ 2	$ 42,346
Net Income				1,703		1,703	$ 1,703
Unrealized loss on available-for-sale securities, net of tax of $2					(5)	(5)	(5)
Stock Options Exercised	3	6	16			22
Balance, June 30, 2007	7,660	$15,320	$ 21,481	$ 7,268	$ (3)	$ 44,066	$ 1,698

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(IN THOUSANDS)

(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,703	$1,637
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,444	1,109
Provision for loan losses	740	705
Income on life insurance, net	(182)	(169)
Loss on sale of foreclosed real estate	-	31
Amortization (Accretion) of bond premiums	(11)	(18)
Net change in:
Interest receivable	(1,000)	(615)
Other assets	(745)	(727)
Accrued expenses and other liabilities	462	758
Net Cash Provided by (Used in) Operating Activities	2,411	2,711

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in loans	(52,719)	(55,863)
Proceeds from sale and maturities of securities
available-for-sale	1,000	5,700
Purchase of securities available for sale	(1,487)	(2,978)
Purchase of Federal Reserve Bank stock	-	(76)
Purchase of Federal Home Loan Bank stock	(2,433)	(452)
Acquisition of branches
Loans acquired	(13,691)	-
Deposits assumed	60,380	-
Bank premises	(1,178)	-
Goodwill and other intangibles	(4,801)	-
Payments for the purchase of property	(3,506)	(3,626)
Net change in other real estate owned	(480)	208
Net Cash Provided by (Used in) Investing Activities	(18,915)	(57,087)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock options exercised	22	253
Proceeds from Federal Home Loan Bank advances	38,960	4,620
Net change in:
Demand and savings deposits	5,849	3,594
Time deposits	(2,716)	45,029
Net Cash Provided by (Used in) Financing Activities	42,115	53,496

Net increase (decrease) in cash and cash equivalents	25,611	(880)

Cash and Cash Equivalents, Beginning of Period	19,881	18,650
Cash and Cash Equivalents, End of Period	$45,492	$17,770

Supplemental Disclosure of Cash Paid During
the Period for:
Interest	$11,902	$8,592
Tax payments	$758	$840

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

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

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2007, and the results of operations for the six month and three month periods ended June 30, 2007 and 2006. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the six month and three month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

Business Combinations

For purchase acquisitions accounted for as a business combination, the Company is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization method for such intangible assets. In addition, purchase acquisitions may result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in acquisition multiples, the overall interest rate environment, or the continuing operations of the assets acquired could have a significant impact on the periodic impairment testing. For additional discussion concerning our valuation of intangible assets, see Note 9, “Intangible Assets.”

NOTE 3	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
June 30, 2007
Available for Sale
U.S. Government Agencies	$3,991	$-	$5	$3,986
Total Securities AFS	$3,991	$-	$5	$3,986

December 31, 2006
Available for Sale
U.S. Government Agencies	$3,490	$3	$-	$3,493
Total Securities AFS	$3,490	$3	$-	$3,493

At June 30, 2007 and December 31, 2006, all securities were classified as available for sale.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $4.6 million and $2.2 million at June 30, 2007 and December 31, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3	INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at June 30, 2007, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$2,991	$2,989	5.29%
Due after one year through five years	1,000	997	4.99%
Total	$3,991	$3,986	5.20%

Investment securities with a carrying value of $3.7 million and $3.2 million at June 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 4	LOANS:

Loans receivable outstanding are summarized as follows:

	June 30,	December 31,
(Dollars are in thousands)	2007	2006
Commercial, financial and agricultural	$122,849	$104,372
Real estate - construction	40,355	37,716
Real estate - mortgages	409,974	371,021
Installment loans to individuals	62,184	56,089
Total Loans	$635,362	$569,198

The following is a summary of information at June 30, 2007 and December 31, 2006 pertaining to nonperforming assets:

	June 30,	December 31,
(Dollars are in thousands)	2007	2006
Principal:
Nonaccrual loans	$852	$1,206
Other real estate owned	1,661	1,181
Loans past due 90 days or more still accruing interest	190	9
Total nonperforming assets	$2,703	$2,396

NOTE 5	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Six Months Ended
	June 30,	June 30,
(Dollars are in thousands)	2007	2006
Balance, Beginning of Period	$4,870	$3,943
Provision for loan losses	740	1,277
Recoveries of loans charged off	44	73
Loans charged off	(290)	(423)
Balance, End of Period	$5,364	$4,870
Percentage of Loans	0.84%	0.86%

NOTE 6	EARNINGS PER SHARE:

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

During the second quarter of 2007, 850 stock options were exercised resulting in a $5 thousand increase to capital. A total of 3,050 options to purchase shares of common stock have been exercised in the first six months of 2007 resulting in a $22 thousand increase to capital. No additional stock options have been granted.

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

NOTE 9	SIGNIFICANTACQUISITION:

On June 29, 2007, the Bank finalized the purchase of assets and assumption of liabilities of two branches of FNB Southeast.  The acquisition of the branches was accounted for as a business combination and, as the purchase price exceeded the value of the net identified tangible and intangible assets acquired, resulted in $4.0 million of goodwill being recorded as an intangible asset on the accompanying balance sheet. The acquisition provides, in addition to other factors, a strategic opportunity to acquire the opportunity to expand into these markets without the delay normally experienced in building a branch and future growth.

The acquisition transaction resulted in an estimated fair value of $13.7 million in loans acquired and $60.4 million in deposits assumed. The resulting goodwill was $4.0 million. The estimated core deposit premium is $810 thousand and shall be amortized over 6.84 years.

The Company is continuing to evaluate the initial purchase price allocations for the branch acquisitions completed during the quarter ended June 30, 2007 that were accounted for as business combinations and will adjust the allocations as additional information relative to the fair market values of the assets and liabilities of the businesses become known or other information related to the fair value of purchased intangibles is received.

The transaction included the acquisition of two branches. Unaudited pro forma information of prior periods is not presented as it would not differ materially from the historic operations.

NOTE 10	INTANGIBLE ASSETS:

On June 29, 2007, the Bank completed the acquisition of two branches in which certain intangible assets were identified related to the value of core deposits. The estimated fair value of the core deposits was determined based on the present value of future cash flow related to those deposits considering the industry standard “financial instrument” type present value methodology. All-in costs and runoff balances by year are discounted by term specific Federal Home Loan Bank advance rates, used as a measure of the best available approximate alternative costs of funds. The estimated economic advantage embedded in the acquired deposits as compared to alternative values is the core deposit intangible.

	As of June 30, 2007
	(In thousands)
	(Unaudited)
	Gross Carrying	Accumulated
	Amount	Amortization
Finite-lived intangible assets
Core deposit intangibles	$810	$-

	$810	$-

Indefinite-lived intangible assets
Goodwill	$3,991	-

Aggregate amortization expense
For the three months ended June 30, 2007	$-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10	INTANGIBLE ASSETS (Continued):

Amortization expense related to these contract intangibles is based upon the average economic life of the core deposits. The estimates of expense for the periods are as indicated below using the straight line method of amortization.

Estimated amortization expense
For remainder of year ended December 31, 2007	$59
For year ended December 31, 2008	118
For year ended December 31, 2009	118
For year ended December 31, 2010	118
For year ended December 31, 2011	118
For year ended December 31, 2012	118
For year ended December 31, 2013	118
For year ended December 31, 2014	43
Total	$810

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

Overview

During the second quarter of 2007, the Company, which is the parent company of the Bank, grew to $740.5 million in total assets. On June 29, 2007, two branches were acquired from FNB Southeast resulting in a $60.4 million increase in deposits and $13.7 million growth in loans. Total deposits have grown to $635.7 million, an increase of $63.5 million in total deposits since December 31, 2006. Total loans have increased to $635.4 million, or $66.2 million, since year end.

A new branch location was opened in June 2007 in Chilhowie, Virginia. The Bank has 29 branch locations throughout Southwest Virginia, southern West Virginia, and northeastern Tennessee as of the end of the second quarter. Additional locations are under construction and are expected to open in the second half of 2007 in Bland, Virginia and Bluewell, West Virginia subject to regulatory approval.

Net income for the second quarter was $901 thousand as compared to $820 thousand for the same period in 2006. Net income for the first six months of 2007 was $1.7 million as compared to $1.6 million in 2006.

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

Balance Sheet Changes

At June 30, 2007, total assets were $740.5 million, an increase of $104.7 million, or 16.46%, over December 31, 2006. This growth is the result of branch openings and the two branches acquired.

Loan growth continues to be strong. Total loans were $635.4 million at June 30, 2007, an increase of $66.2 million, or 11.62%, from $569.2 million at December 31, 2006. Loans increased $13.7 million as a result of the branch acquisition.

Deposits have grown during the first six months of 2007. Total deposits were $635.7 million at June 30, 2007, an increase of $63.5 million, or 11.10%, from $572.2 million at December 31, 2006. The largest area of deposit growth was in time deposits, which increased $45.3 million, or 10.33%. This is attributed to the two branches acquired at the end of the second quarter 2007. We have allowed some higher priced deposits to runoff in anticipation of the branches being acquired; thus, reducing our cost of funds. We anticipate deposit growth to continue.

Borrowings from the Federal Home Loan Bank increased $39.0 million, or 100.00%, from no borrowings at year-end 2006. These advances on our line of credit have been made to temporarily fund loan growth. We anticipate these borrowings to remain around the same levels over the remainder of the year.

Goodwill and Other Intangible Assets

At the end of the second quarter 2007, as a result of the branches acquired, the Bank recorded an asset of goodwill totaling $4.0 million and a core deposit intangible of $810 thousand. The core deposit intangible will be amortized over its estimated economic life of 6.84 years.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

The net interest income for the second quarter 2007 was $6.3 million, an increase of $701 thousand, or 12.61% from the same period in 2006. For the first six months of 2007, the net interest income was $12.0 million, an increase of $1.3 million, or 12.12% for the same period in 2006. The primary reason for the growth in net interest income is due to the increased loan interest income resulting from an increased loan portfolio. Interest expense increased also due to premium rates paid on deposits at new branches, increased volume in deposits, increased borrowings with the Federal Home Loan Bank, additional trust preferred securities, and competition. The increase in interest expense has been mitigated, however, by the replacement of premium rate deposits with those acquired in the acquisition. This should result in a lower cost of funds.

The net interest margin has slightly improved as the year has progressed in 2007. The net interest margin for the first six months increased to 3.99% from 3.93% in the first quarter of 2007. Competition for deposits continues to be strong and consequently increases interest expense. The net interest margin should continue to slightly improve as the loan growth continues and we closely manage funding costs.

At June 30, 2007, we had a negative cumulative gap rate sensitivity ratio of 34.73% for the one year re-pricing period compared to a negative cumulative gap of 32.66% at December 31, 2006. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Interest rates continued to increase more quickly on our liabilities than our earning assets; consequently, the cost of funds increased at a faster pace than the yields on earning assets. Management deems this acceptable.

Provision for Loan Losses

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

Due to the risk factors previously mentioned, all loans are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is made for the amount of the potential loss. Such specific allowances totaled $48 thousand at June 30, 2007 as compared to $82 thousand at December 31, 2006. In addition, for classified credits that are adequately secured by collateral, a general allocation is also made to allow for any inherent risks. As we continue to evaluate the loan portfolio and the risk factors present, we will continue to designate pools as deemed appropriate. We calculate an allowance for the remaining loan portfolio based upon an estimated loan loss percentage. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As economic conditions and performance of our loans change, it is possible that future increases may need to be made to the allowance for loan losses.

Noninterest Income

Noninterest income increased to $1.0 million in the second quarter of 2007 from $865 thousand in 2006. The $182 thousand, or 21.01%, increase is primarily related to service charges from deposit accounts driven by increased volume and commissions generated through investment and insurance sales by our financial services division.

Noninterest income for the first six months of 2007 was $2.0 million as compared to $1.6 million for the same period in 2006 largely due to the increased volume of demand deposit accounts and a price increase on overdraft fees.

Noninterest Expense

The major contributing factors to the increase in noninterest expenses relate to additional staffing and expenses associated with the new branches opened and the general growth in operations. We expect noninterest expense to continue to increase, on a year-over-year basis, for the remainder of 2007 as we realize a full-year’s effect of staffing for the new branches opened and acquired during 2006 and 2007. Noninterest expense in the future will depend on our growth and the number of new branch locations.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 76.67% for the second quarter of 2007 as compared to 75.51% for the same period in 2006, remaining almost the same.

Capital

Total capital at the end of the second quarter of 2007 was $44.1 million as compared to $42.3 million at the end of December 31, 2006. The $1.7 million increase is primarily the result of retained earnings for the first six months of 2007 and stock options exercised.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Liquidity

At June 30, 2007 and December 31, 2006, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $45.5 million and $19.9 million, respectively. The increase is largely attributable to funds received from the branch acquisitions. Subsequent to quarter end, the proceeds were used to reduce borrowings with the Federal Home Loan Bank.

Our loan to deposit ratio was 99.95% at June 30, 2007 and 99.48% at year end 2006. We anticipate this ratio to remain about the same as loan volume continues to increase along with branch growth. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio.

At June 30, 2007, we had borrowings from the Federal Home Loan Bank totaling $39.0 million as compared to no borrowings at December 31, 2006. These borrowings are short-term. These borrowings are advanced from an $95.6 million line of credit which is secured by a blanket lien on residential real estate loans.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million.

Additional liquidity is expected to be provided by the future growth that management expects in deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade areas and from new branches being opened in new markets. Borrowings from the Federal Home Loan Bank will continue to be a source of funding that will be relied upon to meet liquidity needs.

With the lines of credit available and the anticipated deposit growth from new and existing branches, we believe we have adequate liquidity to meet our requirements and needs for the foreseeable future.

Off Balance Sheet Items

There have been no material changes to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Contractual Obligations

There have been no other material changes to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

The Company held its Annual Meeting of Shareholders on May 17, 2007. A quorum was present, consisting of a total of 4,185,673 shares, represented in person or by proxy. At the Annual Meeting, the shareholders elected directors to serve until the 2010 Annual Meeting, as follows:

Directors elected to serve until the 2010 Annual Meeting were:

	For	Withheld
Tim W. Ball	3,983,478	35,933
Michael G. McGlothlin	3,981,718	37,693
Bill Ed Sample	3,976,684	42,727
Paul R. Vencill, Jr.	3,970,478	48,033
B. Scott White	3,978,722	37,809

Directors continuing to serve until the 2008 Annual Meeting include:

John D. Cox
Charles H. Gent, Jr.
A. Frank Kilgore
Stephen H. Starnes
Directors continuing to serve until the 2009 Annual Meeting include:
Joe M. Carter
Harold Lynn Keene
John D. Maxfield
Fred W. Meade
William Wampler, Jr.

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
Date: August 8, 2007

By: /s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date: August 8, 2007

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