Form 10-Q
period 2007-09-30
NEW PEOPLES BANKSHARES INC
filed 2007-11-09
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

9,959,477 shares of common stock, par value $2.00 per share, outstanding as of October 25, 2007.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2007	2006
INTEREST AND DIVIDEND INCOME
Loans including fees	$37,305	$29,510
Federal funds sold	112	66
Investments	309	243
Total Interest and Dividend Income	37,726	29,819

INTEREST EXPENSE
Deposits
Demand	116	105
Savings	361	365
Time deposits	16,778	11,674
Interest on FHLB Advances	634	619
Interest on Trust Preferred Securities	963	675
Total Interest Expense	18,852	13,438

NET INTEREST INCOME	18,874	16,381
PROVISION FOR LOAN LOSSES	2,540	965

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,334	15,416

NONINTEREST INCOME
Service charges	1,802	1,489
Fees, commissions and other income	1,181	693
Life insurance investment income	323	304
Total Noninterest Income	3,306	2,486

NONINTEREST EXPENSES
Salaries and employee benefits	10,177	8,581
Occupancy expense	2,585	2,118
Other real estate	-	30
Other operating expenses	4,573	3,697
Total Noninterest Expenses	17,335	14,426

INCOME BEFORE INCOME TAXES	2,305	3,476

INCOME TAX EXPENSE (BENEFIT)
Current income tax expense	615	1,004
Change in accounting estimate	(638)	-
Total Income Tax Expense (Benefit)	(23)	1,004

NET INCOME	$2,328	$2,472

Earnings Per Share
Basic	$0.23	$0.25
Fully Diluted	$0.22	$0.24

Average Weighted Shares of Common Stock
Basic	9,957,434	9,935,011
Fully Diluted	10,401,759	10,394,789

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2007	2006
Loans including fees	$13,403	$10,743
Federal funds sold	36	21
Investments	113	84
Total Interest and Dividend Income	13,552	10,848

INTEREST EXPENSE
Deposits
Demand	44	34
Savings	133	119
Time deposits	6,052	4,571
Interest on FHLB Advances	166	248
Interest on Trust Preferred Securities	324	234
Total Interest Expense	6,719	5,206

NET INTEREST INCOME	6,833	5,642
PROVISION FOR LOAN LOSSES	1,800	260

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,033	5,382

NONINTEREST INCOME
Service charges	635	527
Fees, commissions and other income	514	216
Life insurance investment income	109	104
Total Noninterest Income	1,258	847

NONINTEREST EXPENSES
Salaries and employee benefits	3,625	3,003
Occupancy expense	886	740
Other real estate	-	-
Other operating expenses	1,861	1,314
Total Noninterest Expenses	6,372	5,057

INCOME (LOSS) BEFORE INCOME TAXES	(81)	1,172

INCOME TAX EXPENSE (BENEFIT)
Current income tax expense (benefit)	(68)	337
Change of accounting estimate	(638)	-
Total Income Tax Expense (Benefit)	(706)	337

NET INCOME	$625	$835

Earnings Per Share
Basic	$0.06	$0.08
Fully Diluted	$0.06	$0.08

Average Weighted Shares of Common Stock
Basic	9,958,923	9,950,992
Fully Diluted	10,402,413	10,387,389

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Cash and due from banks	$21,970	$18,451
Federal funds sold	1,571	1,430
Total Cash and Cash Equivalents	23,541	19,881

Investment securities
Available-for-sale	5,998	3,493

Loans receivable	661,377	569,198
Allowance for loan losses	(7,047)	(4,870)
Net Loans	654,330	564,328

Bank premises and equipment, net	33,698	29,438
Equity securities (restricted)	2,901	2,152
Other real estate owned	2,004	1,181
Accrued interest receivable	5,661	4,140
Life insurance investments	9,651	9,377
Goodwill and other intangibles	4,795	-
Other assets	2,904	1,829

Total Assets	$745,483	$635,819

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$89,057	$71,538
Interest-bearing	24,934	19,290
Savings deposits	46,095	42,894
Time deposits	503,739	438,465
Total Deposits	663,825	572,187

Federal Home Loan Bank advances	11,805	-
Accrued interest payable	2,855	2,783
Accrued expenses and other liabilities	5,793	2,007
Trust preferred securities	16,496	16,496

Total Liabilities	700,774	593,473

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 12,000,000 shares authorized; 9,959,477 and 9,954,178 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	19,919	15,314
Additional paid-in-capital	21,484	21,465
Retained earnings	3,297	5,565
Accumulated other comprehensive income	9	2

Total Stockholders’ Equity	44,709	42,346

Total Liabilities and Stockholders’ Equity	$745,483	$635,819

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total Shareholders’ Equity	Compre-hensive Income (Loss)
Balance, December 31, 2005	7,619	$15,239	$ 21,265	$ 2,475	$ (15)	$ 38,964
Net Income				2,472		2,472	$ 2,472
Unrealized gain on available-for-sale securities, net of tax of $0					16	16	16
Stock Options Exercised	35	70	183			253
Balance, September 30, 2006	7,654	$15,309	$ 21,448	$ 4,947	$ 1	$ 41,705	$ 2,488

Balance, December 31, 2006	7,657	$15,314	$ 21,465	$ 5,565	$ 2	$ 42,346
Net Income				2,328		2,328	$ 2,328
13-for-10 stock split, September 12, 2007	2,298	4,596		(4,596)
Unrealized loss on available-for-sale securities, net of tax of $3					7	7	7
Stock Options Exercised	4	9	19			28
Balance, September 30, 2007	9,959	$19,919	$ 21,484	$ 3,297	$ 9	$ 44,709	$ 2,335

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(IN THOUSANDS)

(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,328	$2,472
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,945	1,698
Provision for loan losses	2,540	965
Income on life insurance, net	(274)	(258)
Loss on sale of foreclosed real estate	-	30
Amortization (Accretion) of bond premiums	(15)	(23)
Deferred tax expense (benefit)	(638)	-
Net change in:
Interest receivable	(1,521)	(1,265)
Other assets	(1,075)	(1,017)
Accrued expenses and other liabilities	4,496	1,117
Net Cash Provided by (Used in) Operating Activities	7,786	3,719

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in loans	(78,851)	(79,616)
Proceeds from sale and maturities of securities
available-for-sale	1,497	5,700
Purchase of securities available for sale	(3,978)	(2,985)
Purchase of Federal Reserve Bank stock	(128)	(76)
Purchase of Federal Home Loan Bank stock	(621)	(512)
Acquisition of branches
Loans acquired	(13,691)	-
Deposits assumed	60,380	-
Bank premises	(1,178)	-
Goodwill and other intangibles	(4,795)	-
Payments for the purchase of property	(5,027)	(8,032)
Net change in other real estate owned	(823)	379
Net Cash Provided by (Used in) Investing Activities	(47,215)	(85,142)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock options exercised	26	253
Proceeds from Federal Home Loan Bank advances	11,805	3,430
Proceeds from trust preferred securities issuance	-	5,155
Net change in:
Demand and savings deposits	13,984	12,293
Time deposits	17,274	68,000
Net Cash Provided by (Used in) Financing Activities	43,089	89,131

Net increase (decrease) in cash and cash equivalents	3,660	7,708

Cash and Cash Equivalents, Beginning of Period	19,881	18,650
Cash and Cash Equivalents, End of Period	$23,541	$26,358

Supplemental Disclosure of Cash Paid During
the Period for:
Interest	$18,924	$14,142
Tax payments	$1,131	$1,380

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2007, and the results of operations for the nine month and three month periods ended September 30, 2007 and 2006. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the nine month and three month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
September 30, 2007
Available for Sale
U.S. Government Agencies	$5,494	$11	$-	$5,505
Mortgage backed securities	491	2	-	493
Total Securities AFS	$5,985	$13	$-	$5,998

December 31, 2006
Available for Sale
U.S. Government Agencies	$3,490	$3	$-	$3,493
Total Securities AFS	$3,490	$3	$-	$3,493

At September 30, 2007 and December 31, 2006, all securities were classified as available for sale.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.9 million and $2.2 million at September 30, 2007 and December 31, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3	INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at September 30, 2007, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$2,994	$2,998	5.24%
Due after one year through three years	2,991	3,000	5.28%
Total	$5,985	$5,998	5.26%

Investment securities with a carrying value of $3.5 million and $3.2 million at September 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 4	LOANS:

Loans receivable outstanding are summarized as follows:

	September 30,	December 31,
(Dollars are in thousands)	2007	2006
Commercial, financial and agricultural	$120,093	$104,372
Real estate - construction	39,681	37,716
Real estate - mortgages	441,135	371,021
Installment loans to individuals	60,468	56,089
Total Loans	$661,377	$569,198

The following is a summary of information at September 30, 2007 and December 31, 2006 pertaining to nonperforming assets:

	September 30,	December 31,
(Dollars are in thousands)	2007	2006
Principal:
Nonaccrual loans	$1,099	$1,206
Other real estate owned	2,004	1,181
Loans past due 90 days or more still accruing interest	153	9
Total nonperforming assets	$3,256	$2,396

At September 30, 2007, impaired loans totaled $12.7 million of which $10.2 million is associated with 3 credits. The valuation allowance on these impaired loans as of September 30, 2007 was $2.2 million of which $1.8 million is related to the 3 impaired credit relationships. At the end of 2006, impaired loans totaled $1.4 million with a valuation allowance of $82 thousand. Interest income not recognized on these loans was $50 thousand year-to-date September 30, 2007 and $65 thousand for the year ending 2006.

NOTE 5	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Nine Months Ended
	September 30,	September 30,
(Dollars are in thousands)	2007	2006
Balance, Beginning of Period	$4,870	$3,943
Provision for loan losses	2,540	965
Recoveries of loans charged off	57	30
Loans charged off	(420)	(208)
Balance, End of Period	$7,047	$4,730
Percentage of Loans	1.07%	0.86%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6	EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the treasury method. Shares and per share data have been restated to reflect the effect of the 13-for-10 stock split.

NOTE 7	RECENT ACCOUNTING DEVELOPMENTS:

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

NOTE 8	SIGNIFICANT ACQUISITION:

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

The acquisition transaction resulted in an estimated fair value of $13.7 million in loans acquired and $60.4 million in deposits assumed. The resulting goodwill was $4.0 million. The estimated core deposit premium is $810 thousand and will be amortized over 6.84 years.

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the quarter ended June 30, 2007 that were accounted for as business combinations and will adjust the allocations as additional information relative to the fair market values of the assets and liabilities become known or other information related to the fair value of purchased intangibles is received.

The transaction included the acquisition of two branches. Unaudited pro forma information of prior periods is not presented as it would not differ materially from the historic operations.

NOTE 9	INTANGIBLE ASSETS:

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

	As of September 30, 2007
	(In thousands)
	(Unaudited)
	Gross Carrying	Accumulated
	Amount	Amortization
Finite-lived intangible assets
Core deposit intangibles	$810	$52

Indefinite-lived intangible assets
Goodwill	$4,039	$-

Aggregate amortization expense
For the three months ended September 30, 2007	$52	$52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9	INTANGIBLE ASSETS (Continued):

Amortization expense related to these contract intangibles is based upon the average economic life of the core deposits. The estimates of expense for the periods are as indicated below using the sum of the years digits method of amortization.

Estimated amortization expense
For remainder of year ended December 31, 2007	$52
For year ended December 31, 2008	189
For year ended December 31, 2009	161
For year ended December 31, 2010	131
For year ended December 31, 2011	101
For year ended December 31, 2012	71
For year ended December 31, 2013	45
For year ended December 31, 2014	8
Total	$758

NOTE 10	CHANGE OF ACCOUNTING ESTIMATE:

During the third quarter of 2007, the Company changed its intention related to its ownership of bank owned life insurance on members of management. When the life insurance was purchased, the determination was made that the insurance policies may be cashed in before the death of an insured employee creating a potential taxable event at that time. During September, 2007, the Board of Directors decided that the policies in existence at that time as well as any additional policies to be purchased would be held to the death of the insured at which time the Company will receive the proceeds in a tax free transaction. Therefore, as a result, the deferred taxes were adjusted by the $638 thousand which had been previously provided and income tax expense was reduced by the same amount during the third quarter of 2007. The adjustment was reflected as a change of accounting estimate in accordance with Financial Accounting Standards Board Statement No. 154, (As Amended) Accounting Changes and Error Corrections . The adjustment is a one time effect and is not expected to impact future periods.

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

Overview

During the third quarter of 2007, the Company, which is the parent company of the Bank, grew to $745.5 million in total assets. Total deposits have grown to $663.8 million, an increase of $91.6 million in total deposits since December 31, 2006. Total loans have increased by $92.2 million, to $661.4 million since year end 2006.

The Company granted a 13-for-10 stock split effected in the form of a stock dividend on September 12, 2007. This split applied to shareholders of record on September 4, 2007.

During the third quarter 2007, we increased the allowance for loan losses to $7.0 million. As the result of the change in the allowance for loan loss methodology and additional estimated impairments of $1.5 million on two credit relationships, the provision for loan loss for the third quarter was $1.8 million. The allowance for loan losses as a percentage of total loans is 1.07% at the end of September 30, 2007.

In addition, we made a change in accounting estimate regarding a tax deferred liability on the accumulated income of bank owned life insurance. Management deemed the likelihood of cashing in the policies before the death of an employee as very unlikely. At the time of initial purchase of the life insurance policies, a tax deferred liability was recorded and increased annually. The change in accounting estimate resulted in a decrease in income tax expense of $638 thousand.

Net income for the third quarter 2007 was $625 thousand compared to $835 thousand for the same period in 2006. Net income for the first nine months of 2007 was $2.3 million as compared to $2.5 million in 2006.

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

Balance Sheet Changes

At September 30, 2007, total assets were $745.5 million, an increase of $109.7 million, or 17.25%, over December 31, 2006. This growth is the result of branch openings and the two branches acquired.

Loans continued to grow during the third quarter. Total loans were $661.4 million at September 30, 2007, an increase of $92.2 million, or 16.19%, from $569.2 million at December 31, 2006. Loans increased throughout the branches, and $13.7 million was a result of the branch acquisitions in June 2007.

Deposits have continued to grow. Total deposits were $663.8 million at September 30, 2007, an increase of $91.6 million, or 16.02%, from $572.2 million at December 31, 2006. The largest dollar volume of deposit growth was in time deposits, which increased $65.3 million, or 14.89%. We continue to reduce certain higher priced deposits; thus, reducing our cost of funds. We anticipate deposit growth to continue in the new branch locations.

Borrowings from the Federal Home Loan Bank increased $11.8 million from no borrowings at year-end 2006. Of the $11.8 million in borrowings, $10.2 million are five year notes with a one year-call feature at the discretion of the Federal Home Loan Bank. The notes are callable quarterly thereafter. The remaining $1.6 million are overnight borrowings.

Goodwill and Other Intangible Assets

At the end of the second quarter 2007, as a result of the branches acquired, the Bank recorded an asset of goodwill totaling $4.0 million and a core deposit intangible of $810 thousand. The core deposit intangible will be amortized using the sum-of-the-years-digits method over its estimated economic life of 6.84 years. During the third quarter of 2007, $52 thousand was amortized, resulting in a net core deposit intangible of $758 thousand. Final adjustments for fair value calculations on purchased assets and assumed liabilities will be complete by year-end 2007.

Change of Accounting Estimate Related to Bank Owned Life Insurance

In the latter part of 2006 and in January 2007, management began exploring the option to purchase additional bank owned life insurance to financially protect the Company in case of the death of other key employees. During the first half of 2007, due diligence was conducted on products and companies. During this process, the option to purchase separate account bank owned life insurance became available to the Company in addition to the traditional general account bank owned life insurance product. The primary difference between the two is that the separate account product offers the Company greater flexibility in investing the funds to yield a higher return and also a larger variety of investments to choose. The earnings stream of the investment is managed through a stable wrap provider. General account products are sold directly by a particular insurance company which makes the investment choices and gives substantially less flexibility in investment options. In addition, separate account products may be classified as a 20% risk weight for capital regulatory calculations as opposed to 100% risk weights for the general account products. The separate account product has typically been offered to large financial institutions, but now it is available to smaller community banks. The Company’s past asset size and capital levels did not qualify us for separate account bank owned life insurance. But now since the Company has experienced asset and capital growth, the option to purchase and like-kind exchange, or 1035 exchange, the existing policies of $9.6 million exists. As a result, management has decided to purchase the separate account product and 1035 exchange the existing policies.

Up until this time, the intention of management left the option open to cash in the existing policies before the death of the insured officers. This created a deferred tax liability on the earnings of the policies which typically would be tax exempt since they are life insurance proceeds. Management, the BOLI and Compensation Committees met and decided in August 2007 to change existing policies and any new purchases of bank owned life insurance to the separate account product. The Board of Directors ratified this decision in September 2007. As a result, management changed its intention to keep the life insurance policies until the death of the insured.

After the intention was changed, this resulted in a change of accounting estimate. As a result, the deferred taxes were adjusted by the $638 thousand and income tax expense was reduced by the same amount during the third quarter of 2007.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

The net interest income for the third quarter 2007 was $6.8 million, an increase of $1.2 million, or 21.10% from the same period in 2006. For the first nine months of 2007, the net interest income was $18.9 million, an increase of $2.5 million, or 15.22% from the same period in 2006. The primary reason for the growth in net interest income is due to the increased loan interest income resulting from an increased loan portfolio. Interest expense also increased due to premium rates paid on deposits at new branches, increased volume in deposits, increased borrowings with the Federal Home Loan Bank, additional trust preferred securities, and competition.

The net interest margin for the first nine months decreased to 4.05% from 4.22% for the first nine months of 2006; however, the net interest margin has continued to improve through the first nine months of 2007. Competition for deposits continues to be strong and consequently increases interest expense. The net interest margin should continue to slightly improve as the loan growth continues. In addition, we should see the cost of funds improve as we have lowered deposit rates as a result of the Federal Reserve 50 basis point decrease in September. Also, we are seeing premium rate deposits reprice at the lower current rates.

At September 30, 2007, we had a negative cumulative gap rate sensitivity ratio of 32.49% for the one year re-pricing period compared to a negative cumulative gap of 32.66% at December 31, 2006. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Interest rates continued to increase more quickly on our liabilities than our earning assets; consequently, the cost of funds increased at a faster pace than the yields on earning assets. Management deems the Company’s gap position to be acceptable in the current market.

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

During the third quarter of 2007, a provision for loan loss of $1.8 million was made. The largest portion of the provision $1.0 million, is attributed to one credit relationship totaling $6.5 million. Subsequent to September 30, 2007, the principal borrower died in an accident and due to the going concern of the business, management estimated the exposure amount to be approximately $1.0 million. An additional $500 thousand provision was made on a credit relationship totaling $3.3 million in which an appraised value of real estate is in question. Neither of these credits was past due at the end of the third quarter of 2007. Another credit relationship totaling $411 thousand has an exposure to loss of $331 thousand. This credit is in the process of liquidating assets to repay the debt. These were all identified in the third quarter, and a provision was made accordingly. The allowance for loan losses as a percentage of total loans increased to 1.07% at September 30, 2007 as compared to 0.86% at December 31, 2006. Although historical losses have been relatively low, management believes it is prudent to make this provision.

We have further analyzed the allowance for loan losses by allocating more of the allowance to real estate and consumer loans. Local market values have been and remain stable, while national real estate markets have experienced a downturn. It is uncertain as to when or if current real estate values will be impacted. We do not believe that there will be a severely negative effect in our market area, but we deem it prudent to assign more of the allowance to these types of loans.

All internal and external factors are considered in determining the adequacy of the allowance for loan losses. We have enhanced the methodology of the calculation of the allowance for loan losses. The Bank, now entering its ninth year of operations has experienced great loan growth and historically low loan losses. As the loan portfolio becomes more mature, we have identified where more of our risks lie from a historical loss perspective. As a result, we have modified our loss analysis portion of the allowance to be the average of the past three years’ losses. In addition, we are identifying where concentrations in specific industries exist. Our concentration analysis should be complete by the end of the year and will further enhance our methodology and risk assessment. We have also enhanced our impairment analysis of watch list credits by more conservatively estimating liquidation costs. As a result, the estimated impairment of the loan portfolio is $2.2 million and the allowance for loan losses has been allocated accordingly. As economic conditions and performance of our loans change, it is possible that future increases may need to be made to the allowance for loan losses.

An evaluation of individual loans is performed by the internal loan review department. Loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is typically determined by either the loan officer or loan review personnel. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance.

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

Noninterest Income

Noninterest income increased to $1.3 million in the third quarter of 2007 from $847 thousand in 2006. The $411 thousand, or 48.56%, increase is primarily related to service charges from deposit accounts driven by increased volume, fees and commissions generated through investment and insurance sales by our financial services division, and income from the acquired branches.

Noninterest income for the first nine months of 2007 was $3.3 million as compared to $2.5 million for the same period in 2006 largely due to the increased volume of demand deposit accounts and a price increase on overdraft fees.

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

In addition, we realized a loss of $216 thousand related to a deposit transaction. Collection efforts continue, but it is unlikely we will recover the loss in full.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 78.75% for the third quarter of 2007 as compared to 77.93% for the same period in 2006, a slight increase.

Capital

Total capital at the end of the third quarter of 2007 was $44.7 million as compared to $42.3 million at the end of December 31, 2006. The $2.4 million increase is primarily the result of retained earnings for the first nine months of 2007, stock options exercised, and the change of accounting estimate of $638 thousand.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to continue growing. To accommodate this growth and have sufficient capital, earnings will need to be retained. Management is currently working on capital plans for future growth.

On September 12, 2007, a 13 for 10 stock split effected in the form of a stock dividend was distributed to shareholders of record as of September 4, 2007. Total shares issued and outstanding increased to 9,959,477 shares as of September 30, 2007.

Liquidity

At September 30, 2007 and December 31, 2006, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $23.5 million and $19.9 million, respectively.

Our loan to deposit ratio was 99.66% at September 30, 2007 and 99.48% at year end 2006. We anticipate this ratio to remain about the same as loan volume continues to increase along with branch growth. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio.

At September 30, 2007, we had borrowings from the Federal Home Loan Bank totaling $11.8 million as compared to no borrowings at December 31, 2006. Borrowings totaling $1.6 million are short-term. The remaining borrowings are fixed for five years and have a one year call feature with a quarterly call option thereafter. The average rate on these long-term borrowed funds is 4.05%.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million.

Additional liquidity is expected to be provided by the future growth that management expects in deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade areas and from new branches being opened in new markets. We expect borrowings from the Federal Home Loan Bank to be a source of funding that we will rely upon to meet liquidity needs.

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

None

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By: /s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
Date: November 9, 2007

By: /s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date: November 9, 2007

Exhibit Index

No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.