Form 10-K
period 2007-12-31
NEW PEOPLES BANKSHARES INC
filed 2008-03-17
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number: 000-33411

NEW PEOPLES BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation)	31-1804543 (IRS Employer Identification No.)

67 Commerce Drive Honaker, Virginia (Address of principal executive offices)	24260 (Zip Code)

Registrant's telephone number,including area code       (276) 873-7000

Securities registered pursuant to Section 12(b) of the Act      None

Securities registered pursuant to Section 12(g) of the Act      Common Stock - $2 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [ ] No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

☒ No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of  "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [	]	No [ X ]

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales prices of $15.00 per share on the last business day of the second quarter of 2007 was $103,218,630.00.

The number of shares outstanding of the registrant's common stock, was 9,962,552 as of March 14, 2008.

DOCUMENTS INCORPORATED BY RFERENCE:

Portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2008 are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	12

Item 1B.	Unresolved Staff Comments	16

Item 2.	Properties	16

Item 3.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities	17

Item 6.	Selected Financial Data	19

Item 7.	Management's Discussion and Analysis of Financial Condition
and Results of Operations	20

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 8.	Financial Statements and Supplementary Data	34

Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure	58

Item 9A.	Controls and Procedures	58

Item 9B.	Other Information	58

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	58

Item 11.	Executive Compensation	58

Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	58

Item 13.	Certain Relationships, Related Transactions and Director Independence	59

Item 14.	Principal Accounting Fees and Services	59

PART IV

Item 15.	Exhibits, Financial Statement Schedules	58

SIGNATURES	59

PART I

Item 1.	Business

General

New Peoples Bankshares, Inc. (New Peoples) is a financial holding company operating under the laws of Virginia and is headquartered in Honaker, Virginia. New Peoples wholly owns five subsidiaries: New Peoples Bank, Inc., a Virginia banking corporation (the Bank); NPB Financial Services, Inc., an insurance and investment services corporation (NPB Financial); and NPB Web Services, Inc., a web design and hosting company (NPB Web). In July 2004, NPB Capital Trust I was formed for the issuance of trust preferred securities. In September 2006, NPB Capital Trust 2 was formed for the issuance of trust preferred securities.

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

The Bank is headquartered in Honaker, Virginia and operates 30 full service offices in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, Wise, Lee, Smyth, and Bland; Mercer County in southern West Virginia and the eastern Tennessee counties of Sullivan and Washington. The close proximity and mobile nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia and Tennessee places these markets within our bank's targeted trade area, as well.

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

Our History

The Bank was incorporated under the laws of the Commonwealth of Virginia on December 9, 1997 and began operations on October 28, 1998. On September 27, 2001, the shareholders of the Bank approved a plan of reorganization under which they exchanged their shares of Bank common stock for shares of New Peoples common stock. On November 30, 2001, the reorganization was completed and the Bank became New Peoples' wholly owned subsidiary.

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

NPB Web is an internet web site development and hosting company. It produces custom designed web pages for use on the world wide web and serves as a web site host for customers and non-profit organizations. It also develops the web sites of other New Peoples' subsidiaries and supplies advertising and marketing expertise for New Peoples.

In July 2004, NPB Capital Trust I was formed to issue $11.3 million in trust preferred securities.

In September 2006, NPB Capital Trust 2 was formed to issue $5.2 million in trust preferred securities.

Location and Market Area

We initially opened with full service branches in Honaker and Weber City, Virginia and in 1999 opened a full service branch in Castlewood, Virginia. During 2000, we opened full service branches in Haysi and Lebanon, Virginia. During 2001, we opened branches in Pounding Mill, Virginia and Princeton, West Virginia. In 2002, we opened branch offices in Gate City, Clintwood, Big Stone Gap, Tazewell and Davenport, Virginia. During 2003, we expanded into Grundy, Dungannon, and Bristol, Virginia. We expanded into Tennessee and opened an office in Bloomingdale, Tennessee in 2003, as well. In 2004, we opened offices in Richlands, Abingdon, and Bristol, Virginia. In 2005 full service branches were opened in Bluefield and Cleveland, Virginia. During 2006, we opened full service branches in Esserville, Pound, and Lee County, Virginia and Jonesborough, Tennessee. During 2007, we opened three full service offices in Bland, and Chilhowie, Virginia; and Bramwell, West Virginia. We purchased two operating branch banks, including deposits and loans located in Norton and Pennington Gap, Virginia in June 2007. Management will continue to investigate and consider other possible sites that would enable us to profitably serve our chosen market area.

In order to open additional banking offices, we must obtain prior regulatory approval which takes into account a number of factors, including, among others, a determination that we have adequate capital and a finding that the public interest will be served. While we plan to seek regulatory approval at the appropriate time to establish additional banking offices, there can be no assurance when or if we will be able to undertake such expansion plans.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC).  Our SEC filings are filed electronically and are available to the public over the internet at the SEC's web site at www.sec.gov.  In addition, any document we file with the SEC can be read and copied at the SEC's public reference facilities at 100 F Street, N.E., Washington, D.C. 20549.  Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We also provide a link to our filings on the SEC website, free of charge, through our internet website www.npbankshares.com under "Investor Relations."

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

We offer a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans may include secured and unsecured loans for financing automobiles, home improvements, education, personal investments and other purposes.

Our lending activities are subject to a variety of lending limits imposed by state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower''s relationship to the Bank), in general, the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of its capital and surplus in the case of loans which are not fully secured by readily marketable or other permissible types of collateral. The Bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit.

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

Loans by type as a percentage of total loans are as follows:

	December 31,
	2007	2006	2005	2004	2003
Commercial, financial and agricultural	17.77%	18.34%	20.08%	18.49%	19.83%
Real estate - construction	5.63%	6.63%	5.61%	2.95%	2.46%
Real estate - mortgage	67.87%	65.18%	64.47%	66.72%	62.68%
Installment loans to individuals	8.73%	9.85%	9.84%	11.83%	15.03%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

We do not anticipate exercising trust powers in the next few years. We may establish a trust department in the future but cannot do so without the prior approval of the Virginia State Corporation Commission's Bureau of Financial Institutions. In the interim, we are able to provide similar services through our affiliation with UVEST Financial Services, Inc.

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2007, the most recent date for which market share information is available, the Bank's deposits as a percentage of total deposits in its major market areas were as follows: Russell County, VA - 31.51%, Scott County, VA - 32.75%, Dickenson County, VA - 26.49%, Tazewell County, VA - 7.52%, Smyth County, VA - 0.71%, Lee County, VA - 11.29%, Buchanan County, VA - 10.03%, Wise County, VA - 10.26%, city of Norton, VA - 26.36%, combined Washington County, VA and the City of Bristol, VA - 3.78%, Mercer County, WV - 5.41%, Sullivan County, TN - 0.62%, and Washington County, TN - 0.91%,.

Employees

As of December 31, 2007, we had 371 total employees, of which 349 were full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

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

The Bank Holding Company Act Under the Bank Holding Company Act, New Peoples is subject to periodic examination by the Federal Reserve, with the cost of any such examination paid by New Peoples. New Peoples is required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. Activities at the bank holding company level are limited to:

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with the regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

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

Payment of Dividends New Peoples is a legal entity separate and distinct from its banking and other subsidiaries. New Peoples derives the majority of its revenues from dividends paid to the company by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both New Peoples and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. New Peoples does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2007, the Bank, however, did not declare any dividends to New Peoples in order that it may retain earnings to fund future loan growth and branch expansion efforts. For additional discussion of restriction on dividends see Note 17 in the notes to the consolidated financial statements.

The FDIC has the general authority to limit the dividends paid by FDIC insured banks if the FDIC deems the payment to be an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC The Bank's deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. The Bank pays insurance premiums on deposits in accordance with a deposit premium assessment system currently under revision by the FDIC in accordance with the Federal Deposit Insurance Reform Act of 2005 ("FDIRA"), which required that the FDIC revise its current risk-based deposit premium system by November 2006. On July 11, 2006, the FDIC issued a notice of proposed rulemaking with respect to the changes required by the Federal Deposit Insurance Reform Act. This proposed rulemaking imposes deposit insurance premium assessments based upon perceived risks to the Deposit Insurance Fund, by evaluating an institution's CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk would pay lower premiums than those institutions deemed to pose more risk, which would pay more. On November 2, 2006, the FDIC adopted final regulations implementing FDIRA. Under the risk-based assessments, most financial institutions will pay an assessment of between $0.05 and $0.07 for every $100 of domestic deposits annually beginning in 2007. New Peoples is not aware of any existing circumstances that could result in termination of any of the Bank's deposit insurance.

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

•	"undercapitalized" if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;
•	"significantly undercapitalized" if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or
•	"critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. As of December 31, 2007, New Peoples and the Bank were "well capitalized," with Total Capital ratios of 10.29% and 10.11%, respectively; Tier 1 Capital ratios of 8.73% and 9.04%, respectively; and leverage ratios of 7.22% and 7.52%, respectively.

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

Monetary Policy The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve's monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

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

Community Reinvestment Act Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution's efforts to assist in its community's credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution's Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries. The Bank received a rating of "Satisfactory" at its last Community Reinvestment Act performance evaluation, as of August 13, 2007.

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

The GLBA adopted a system of functional regulation under which the Federal Reserve is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repealed the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended. It also identified a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker," and a set of activities in which a bank may engage without being deemed a "dealer." Additionally, the GLBA made conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

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

USA Patriot Act The USA Patriot Act became effective in October 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists' activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation and cost of compliance for the Bank and NPB Financial, New Peoples does not expect the USA Patriot Act to materially affect its products, services or other business activities.

The Federal Bureau of Investigation ("FBI") has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of terrorist activities. The Bank and NPB Financial have been requested, and will be requested, to search their records for any relationships or transactions with persons on those lists. If the Bank or NPB Financial finds any relationship or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control ("OFAC"), which is a division of the Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank or NPB Financial finds a name on any account, or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The USA Patriot Act also requires financial institutions, such as the Bank and NPB Financial, to maintain "customer identification programs". These programs must provide for the collection of certain identifying information at account openings, the verification of the identity of new account holders within a reasonable time period, the reasonable belief by a banking organization that it knows each customer's identity, the recordation of the information used to verify a customer's identity and the comparison of the names of new customers against government lists of known or suspected terrorists or terrorist organizations.

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

Sarbanes-Oxley Act On July 30, 2002 President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties by publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities law. The changes required by the Sarbanes-Oxley Act and its implementing regulations are intended to allow shareholders to monitor the performance of companies and their directors more easily and effectively.

The Sarbanes-Oxley Act generally applies to all domestic companies, such as New Peoples, that file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended. The Sarbanes-Oxley Act includes significant additional disclosure requirements and new corporate governance rules, which required the SEC to adopt extensive additional disclosures, corporate governance provisions and other related rules. New Peoples has expended considerable time and money in complying with the Sarbanes-Oxley Act and expects to continue to do so in the future.

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

Our profitability depends to a large extent upon our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Changes in interest rates also affect the value of our loans. An increase in interest rates could adversely affect borrowers' ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets or a decrease in loan originations, either of which could have a material and negative effect on our results of operations. Interest rates are highly sensitive to many factors that are partly or completely outside of our control, including governmental monetary policies, domestic and international economic and political conditions and general economic conditions such as inflation, recession, unemployment and money supply. Fluctuations in market interest rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.

We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could result in losses and materially and adversely affect business, financial condition, results of operations and future prospects.

A significant portion of our loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2007, approximately 73.34% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and result in a significant portion of our portfolio being under-collateralized. In such a case, it would be likely that we would be required to increase our provision for loan losses, which would negatively affect our results of operations. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our ability to recover fully on defaulted loans by foreclosing and selling the real estate collateral would be diminished and we would be more likely to suffer losses on defaulted loans, which could adversely affect our profitability and financial condition.

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

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through retained earnings, additional trust preferred security issuances, sale of additional common stock, or other alternative capital sources. We may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

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

Although we have experienced lenders who are familiar with their customer base, some of our loans are too new to have exhibited signs of weakness. In addition, recent expansions into new markets increase credit risk. In general, new loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio, although there can be no assurance that more seasoned loans will be of higher quality or perform better. Because a portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when our portfolio becomes more seasoned, which may be significantly higher than current levels. A higher rate of delinquencies or defaults on loans could cause us to increase our provision for loan losses and otherwise negatively affect our financial condition, results of operations and financial prospects.

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

The Bank's ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to pay our obligations and pay dividends.

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

A downturn in the real estate market could hurt our business. Our business activities and credit exposure are concentrated in Virginia, West Virginia and Tennessee and at December 31, 2007, approximately 73.51% of our loans have real estate as a primary or secondary component of collateral. As such, a downturn in this regional real estate market could hurt our business because of the geographic concentration within this regional area.  Deterioration in real estate values in larger metropolitan areas of the country have had little impact on the markets served by the Bank, although if there is a significant decline in real estate values in our local markets, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

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

Our banking operations are located primarily in the Virginia counties of Buchanan, Dickenson, Lee, Russell, Scott, Smyth, Tazewell, Washington, and Wise, the West Virginia county of Mercer and the Tennessee counties of Sullivan and Washington. Because our lending is concentrated in this market, we will be affected by the general economic conditions in the area. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact the demand for banking products and services generally, which could negatively affect our financial condition and performance.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective. We cannot guarantee, however, that internal or disclosure control deficiencies might not be identified or come into existence at a later date. Any failure to maintain effective controls or to timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

Item 1B.	Unresolved Staff Comments

As of March 17, 2008, there were no unresolved comments from the staff of the SEC with respect to any of New Peoples' periodic or current reports.

Item 2.	Properties

At December 31, 2007, the Company's net investment in premises and equipment in service was $34.9 million. Our main office and operations center is located in Honaker, Virginia. This location contains a full service branch, and our administration and operations center.

The Bank owns 27 of its 30 full service branches. The owned properties in Virginia are located in Abingdon, Big Stone Gap, Bluefield, Bland, Bristol, Castlewood, Chilhowie, Clintwood, Gate City, Grundy, Haysi, Honaker, Jonesville, Lebanon, Norton, Pennington Gap, Pound, Pounding Mill, Richlands, Tazewell, and Weber City. Offices in Princeton, West Virginia and Bloomingdale and Jonesborough, Tennessee are also owned by the Bank.

The Bank has 3 operating lease arrangements of varying lengths. These full service branches are located in Bramwell, West Virginia; and in Cleveland, and Davenport, Virginia.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

We are in various stages of construction or development for branch locations in Bluewell and Princeton, West Virginia; and Duffield, Virginia which we anticipate opening subject to regulatory approval in 2008.

We will continue to investigate and consider other possible sites that will enable us to profitably serve our chosen market area. Purchases of premises and equipment in the year 2008 will depend on the decision to open additional branches.

Item 3.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings. We are not aware of any material pending or threatened legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	2007		2006
	High	Low	High	Low
1st quarter	$15.00	$10.00	$15.00	$12.00
2nd quarter	21.00	10.00	16.00	12.00
3rd quarter	17.00	10.00	15.50	10.23
4th quarter	15.00	4.00	15.25	12.00

The most recent sales price of which management is aware was $13.00 per share during the first quarter of 2008.

(b)	Holders

On February 28, 2008, there were approximately 4,389 shareholders of record.

(c)	Dividends

On September 12, 2007, we issued a 13 for 10 stock spit effected in the form of a stock dividend to all shareholders of record on September 4, 2007. We have never declared a cash dividend. The declaration of dividends in the future will depend on our earnings and capital requirements. We are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, we intend to follow a policy of retaining earnings, if any, for the purpose of increasing net worth and reserves in order to promote growth and the ability to compete in our market area. As a result, we do not anticipate paying a dividend on our common stock in 2008. See Note 14 and Note 18 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

(d) Stock Performance Graph

There currently is not a public trading market for the Company's Common Stock. The Company, however, is frequently informed of the sales price at which shares of Common Stock are exchanged in privately negotiated transactions. Because shares of Common Stock are not listed or traded on an exchange or in the over-the-counter market, the Company cannot be certain that the prices at which such shares have historically sold are not higher than the prices that would prevail in an active market where securities professionals participate. As a result, the comparisons presented in the following graph do not reflect similar market conditions.

The following graph compares the Company's cumulative shareholder return on its Common Stock, assuming an initial investment of $100 and reinvestment of all dividends, with the cumulative return on the S&P 500, the NASDAQ Composite, and SNL Securities Bank and Thrift Index using the same assumptions, as of December 31st of each year since December 31, 2002.

New Peoples Bankshares, Inc.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
New Peoples Bankshares, Inc.	100.00	100.00	140.00	150.00	154.00	171.60
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank and Thrift Index	100.00	135.57	151.82	154.20	180.17	137.40

Source : SNL Financial LC, Charlottesville, VA 2008

Item 6.     Selected Financial Data

The following consolidated summary sets forth selected financial data for us for the periods and at the dates indicated. The selected financial data has been derived from our audited financial statements. The following is qualified in its entirety by the detailed information and the financial statements included elsewhere in this Form 10-K.

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003
Income Statement Data
Gross interest income	$ 51,447	$ 41,280	$ 30,507	$ 24,265	$ 19,956
Gross interest expense	25,738	19,393	11,279	6,471	6,332
Net interest income	25,709	21,887	19,228	17,794	13,624
Provision for possible loan losses	3,840	1,277	1,130	990	364
Net interest income after provision for loan losses	21,869	20,610	18,098	16,804	13,260
Non-interest income	4,651	3,460	2,822	2,605	1,802
Non-interest expense	23,674	19,805	16,710	14,469	10,801
Income before income taxes	2,846	4,265	4,210	4,940	4,261
Income tax expense (benefit)	(24)	1,175	1,487	1,682	1,447
Net income	2,870	3,090	2,723	3,258	2,814
Per Share Data and Shares Outstanding (1)(2)
Net income, basic	0.29	0.31	0.27	0.33	0.29
Net income, diluted	0.28	0.30	0.26	0.32	0.28
Cash dividends	-	-	-	-	-
Book value at end of period	4.54	4.25	3.93	4.02	3.66
Tangible book value at period end	4.06	4.25	3.93	4.02	3.66
Weighted average shares outstanding, basic	9,958	9,940	9,886	9,880	9,832
Weighted average shares outstanding, diluted	10,372	10,345	10,282	10,056	9,920
Shares outstanding at period end	9,959	9,954	9,905	8,983	8,974

Period-End Balance Sheet Data
Total assets	765,951	635,819	527,770	437,751	342,508
Total loans	682,260	569,198	468,045	383,567	295,438
Total allowance for loan losses	(6,620)	(4,870)	(3,943)	(3,090)	(2,432)
Total deposits	657,033	572,187	462,692	388,120	308,221
Shareholders' equity	45,249	42,346	38,964	36,098	32,805
Performance Ratios
Return on average assets	0.42%	0.54%	0.56%	0.83%	0.86%
Return on average shareholders' equity	6.60%	7.61%	7.28%	9.58%	9.46%
Average shareholders' equity to average assets	6.34%	7.06%	7.72%	8.64%	9.09%
Net interest margin (2)	4.11%	4.11%	4.38%	5.00%	4.58%
Asset Quality Ratios
Net charge-offs to average loans	0.34%	0.07%	0.07%	0.10%	0.06%
Allowance to period-end gross loans	0.97%	0.86%	0.84%	0.81%	0.82%
Nonperforming loans to gross loans	0.47%	0.21%	0.12%	0.23%	0.19%
Capital and Liquidity Ratios
Risk-based:
Tier 1 capital	8.73%	10.81%	11.78%	12.88%	12.20%
Total capital	10.29%	12.20%	12.71%	13.72%	13.10%
Leverage capital ratio	7.22%	8.94%	9.63%	10.64%	9.29%
Total equity to total assets	5.91%	6.66%	7.38%	8.25%	9.58%

(1)

We have adjusted all share amounts and per share data to reflect a two-for-one stock split of our common stock in January 2002, a 10% stock dividend in June 2005 and a 13 for 10 stock split effected in the form of a stock dividend in September 2007.

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

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see Item 1A - Risk Factors herein.

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2007 and 2006 as well as results of operations for the years ended December 31, 2007, 2006 and 2005. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

We are not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on our liquidity, capital resources or results of operations.

New Peoples generates a significant amount of its income from the net interest income earned by the Bank.  Net interest income is the difference between interest income and interest expense.  Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank's interest expense is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon.  The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. The Bank also generates noninterest income from service charges on deposit accounts and commissions on insurance and investment products sold.

Overview

New Peoples continued expanding in the year 2007 through new branches in Chilhowie and Bland, Virginia and Bramwell, West Virginia. In addition, the Bank completed its first acquisition of two branches in Norton and Pennington Gap, Virginia. At the end of 2007, we have 30 offices throughout southwest Virginia, southern West Virginia and northeastern Tennessee.

The continued growth of branches resulted in another year of growth in assets, loans and deposits. Total assets grew to $765.9 million at year-end 2007. This represents a $130.1 million, or 20.47% growth from 2006. Total loans also grew at 19.86%, or $113.1 million, to $682.3 million at December 31, 2007. Total deposits increased 14.83%, or $84.8 million, to $657.0 million from $572.2 million at the end of 2006.

In the year 2007, the economy started to show some downturn on a national level. This has not greatly affected the markets that we serve, but it may in the future. Nonperforming loans has increased from $1.2 million at the end of 2006 to $3.2 million at the end of 2007. Management has taken the erosion of the economy and the increase in nonperforming loans into consideration and has taken steps to prepare for a recessionary period. During the year 2007, we made significant provisions to the allowance for loan loss totaling $3.8 million as compared to $1.3 million in 2006. We have enhanced the methodology of calculating the allowance for loan losses. In addition, we are tightening credit standards to minimize risk exposure. The allowance for loan loss at the end of 2007 was $6.6 million, or 0.97% of total assets, as compared to $4.9 million, or 0.84% of total loans at the end of 2006. We experienced a large loss of $1.5 million that was discovered subsequent to year end 2007, but was determined to exist at the end of the period. We are aggressively pursuing recovery on these credits. Net charge-offs to average loans at the end of 2007 was 0.34% as compared to 0.07% in 2006. As deemed necessary, we will continue to make provisions to the allowance for loan losses.

As a result of the large provisions to the allowance for loan loss, we experienced a decrease in net income for the year ending 2007 to $2.9 million from $3.1 million in 2006. Net interest income grew significantly to $25.7 million in 2007 from $19.4 million in 2006. The net interest margin remained the same at 4.11%. Noninterest income grew to $4.7 million in 2007 from $3.5 million in 2006 primarily from increased volume in deposit related fees. Noninterest expense also grew from $19.8 million to $23.7 million in 2007. The largest area of increase was in salary and benefits from new employees at the new branches. We also recorded a change of accounting estimate related to bank owned life insurance of $638 thousand resulting in a decrease the income tax expense in 2007.

We anticipate growth to slow down in the coming years. However, there are still some markets we anticipate entering. To accommodate future growth plans, we may need to raise additional capital.

The return on average assets was 0.42%, 0.54%, and 0.56%, for the periods ending December 31, 2007, 2006, and 2005, respectively. The return on average equity was 6.60%, 7.61%, and 7.28%, for the same periods ending December 31, 2007, 2006, and 2005, respectively.

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

Net Interest Income and Net Interest Margin

Net interest income for the year ended 2007 increased to $25.7 million from $21.9 million in 2006. This is an increase of $3.8 million, or 17.35%. The majority of the growth is related to the increased loan volume during the year. Loan income increased to $50.9 million for 2007 from $40.8 million for 2006, which is an increase of $10.1 million, or 24.83%. Total interest expense was $25.7 million for 2007 as compared to $19.4 million for 2006. This $6.3 million, or 32.47%, increase results mainly from an increase in volume of time deposits with a premium interest rate originating at the newer branch locations.  See the Volume and Rate Analysis table below.

Net interest income for the year ended December 31, 2006 was $21.9 million, an increase of $2.7 million, or 13.83%, compared to the same period in 2005. The increase in net interest income was primarily the result of increases in interest income from loans, offset by an increase in interest expense on deposits, short term borrowings, and trust preferred securities. During 2006, interest income increased $10.8 million, or 35.31%, as a result of increased loan volume and interest rates. Total interest expense increased $8.1 million, or 71.94%, during 2006. During 2006, short-term time deposits, borrowings and trust preferred securities repriced at a faster pace than earning assets. As a result, the interest expense increased significantly. In addition, deposits gathered at the new offices opened in 2006 were obtained at a premium contributing to an increase in interest expense over the previous year. Pressure to fund loan growth and increased competition were also factors in the increase in our cost of funds.

Despite Federal Reserve Bank interest rate cuts 2007, we were able to maintain a net interest margin of 4.11% for the year ending December 31, 2007 and 2006. The net interest margin is defined as net interest income divided by total interest earning assets. The net interest margin in 2005 was 4.38%. We are closely monitoring our net interest margin and taking steps to maximize our net interest margin in a declining interest rate environment.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis
Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2007			December 31, 2006			December 31, 2005
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1), (2), (3)	$611,101	$50,884	8.33%	$521,629	$40,762	7.81%	$424,419	$30,006	7.07%
Federal funds sold	2,779	129	4.64%	3,926	191	4.87%	7,593	256	3.37%
Other investments (3)	7,421	254	3.42%	6,524	327	5.01%	7,359	245	3.33%
Total Earning Assets	621,301	51,267	8.25%	532,079	41,280	7.76%	439,371	30,507	6.94%
Less: Allowance for loans losses	(5,280)			(4,509)			(3,516)
Non-earning assets	69,372			56,988			48,947
Total Assets	$685,393			$584,558			$484,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand - Interest bearing	$20,957	$164	0.78%	$18,907	$142	0.75%	$23.160	$164	0.71%
Savings	45,135	485	1.07%	43,637	489	1.12%	44,686	468	1.05%
Time deposits	458,369	22,949	5.01%	380,658	17,004	4.47%	310,305	9,935	3.20%
Other Borrowings	15,820	857	5.42%	14,534	754	5.19%	1,281	43	3.36%
Trust Preferred Securities	16,496	1,283	7.78%	12,683	1,004	7.92%	11,341	669	5.90%
Total interest bearing liabilities	556,777	25,738	4.62%	470,419	19,393	4.12%	390.773	11,279	2.89%
Non-interest bearing deposits	79,932			69,267			54,218
Other liabilities	5,206			4,264			2,395
Total Liabilities	641,915			543,950			447,386
Stockholders' Equity	43,477			40,608			37,416
Total Liabilities and Stockholders' Equity	$685,393			$584,558			$484,802
Net Interest Income		$25,529			$21,887			$19,228
Net Interest Margin			4.11%			4.11%			4.38%
Net Interest Spread			3.63%			3.64%			4.05%

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

26

Volume and Rate Analysis
(Dollars in thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease)			Increase (Decrease)
	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$6,992	$3,130	$10,122	$6,873	$3,883	$10,756
Federal funds sold	(56)	(6)	(62)	(124)	59	(65)
Other investments	45	(118)	(73)	(28)	110	82
Total Earning Assets	6,981	3,006	9,987	6,721	4,051	10,773

Interest Bearing Liabilities:
Demand	15	7	22	(30)	8	(22)
Savings	18	(21)	(3)	(10)	31	21
All other time deposits	3,471	2,474	5,945	2,251	4,823	7,074
Other borrowings	67	32	99	445	261	706
Trust Preferred Securities	302	(23)	279	79	256	335
Total Interest Bearing Liabilities	3,873	2,469	6,342	2,736	5,378	8,114
Change in Net Interest Income	$3,108	$537	$3,645	$3,986	$(1,327)	$2,659

Loans

Our primary source of income comes from interest earned on loans receivable. We have continued to have strong loan demand as evidenced by annual increases of $113.1 million, $101.2 million, and $84.5 million for the years 2007, 2006, and 2005, respectively. A schedule of loans by type is set forth immediately below. Approximately 73.51% of the loan portfolio is secured by real estate at the end of 2007.

Loans receivable outstanding are summarized as follows:

Loan Portfolio

		December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$121,198	$104,372	$93,987	$70,915	$58,593
Real estate - construction	38,420	37,716	26,267	11,332	7,258
Real estate - mortgage	463,079	371,021	301,740	255,925	185,191
Installment loans to individuals	59,563	56,089	46,051	45,395	44,396
Total	$682,260	$569,198	$468,045	$383,567	$295,438

Our loan maturities as of December 31, 2007 are shown in the following table:

Maturities of Loans

(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial and agriculture	$ 68,861	$35,663	$13,098	$117,622
Real estate	195,459	185,246	112,655	493,360
Consumer- installment/ other	9,741	47,360	4,559	61,660
Total	$ 274,061	$268,269	$130,311	$672,642

Loans with fixed rates	$ 55,027	$129,481	$126,233	$310,741
Loans with variable rates	219,034	138,788	4,079	361,901
Total	$ 274,061	$268,269	$130,312	$672,642

This above table reflects the earlier of the maturity or re-pricing dates for loans at December 31, 2007. In preparing this table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be re-priced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or re-pricing.

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

The allowance for loan losses increased to $6.6 million at December 31, 2007 as compared to $4.9 million at December 31, 2006. The allowance for loan losses at the end of 2007 was approximately 0.97% of total loans as compared to 0.84% at the end of 2006. Net loans charged off for 2007 were $2.1 million, or 0.34% of average loans, and $350 thousand, or 0.07% of average loans, at the end of 2006. The provision for loan losses was $3.8 million for 2007 as compared with $1.3 million for 2006 and $1.1 million in 2005.

Certain risks exist in the Bank's loan portfolio. Since the Bank began in 1998, we have experienced significant loan growth each year. Although we have experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. Recent expansions into new markets increase potential credit risk. In addition, a majority of the loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose potential threats. Local real estate market values have been and remain stable, while national real estate markets have experienced a downturn. It is uncertain as to when or if current real estate values will be impacted. We do not believe that there will be a severely negative effect in our market area, but we deem it prudent to assign more of the allowance to these types of loans. The market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn. However, we do not foresee this happening in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Given the current market environment and the risks in the Bank's loan portfolio, we are addressing them by making the following improvements to the credit administration process. In January 2008, we hired a Chief Credit Officer to oversee the credit administration function of the Bank. We also have further evaluated our loan portfolio by engaging a third party loan review company who conducted a loan review in January 2008. We are currently reorganizing the credit administration area to create greater efficiency and to enhance the credit underwriting process. In addition, a new loan policy is being developed better addressing the risk factors.

All internal and external factors are considered in determining the adequacy of the allowance for loan losses. We have enhanced the methodology of the calculation of the allowance for loan losses during 2007. As the loan portfolio becomes more mature, we have identified where more of our risks lie from a historical loss perspective. As a result, we have modified our loss analysis portion of the allowance to be the average of the past three years' losses. In addition, we are identifying where concentrations in specific industries exist. We have also enhanced our impairment analysis of watch list credits by more conservatively estimating liquidation costs. As economic conditions and performance of our loans change, it is possible that future increases may need to be made to the allowance for loan losses.

An evaluation of individual loans is performed by the internal loan review department. Loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is typically determined by either the loan officer or loan review personnel. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank's loan portfolio for compliance. Classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss.

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans increased to $9.6 million with a valuation allowance of $1.2 million at December 31, 2007 as compared to $1.4 million with a valuation allowance of $82 thousand at

December 31, 2006. The increase in the valuation allowance is primarily attributed to the following credits: a hotel credit totaling $3.3 million with an estimated exposure of $315 thousand, an auto dealer credit relationship of $876 thousand with an estimated $150 thousand exposure, a small business loan of $411 thousand with an estimated exposure of $332 thousand, a $114 small business loan with a $102 thousand exposure, and a $1.4 million commercial real estate loan with an estimated exposure of $103 thousand. These impaired loans totaling $6.0 million comprise 62.73% of the total impaired loans. The respective valuation allowance for these credits totals $1.0 million, or 78.71% of the total valuation allowance. Great efforts are being made to minimize future losses on these credits. As economic conditions and performance of our loans change, it is possible that future increases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

For the Years Ended December 31,

Activity	2007	2006	2005	2004	2003
Beginning Balance	$4,870	$3,943	$3,090	$2,432	$2,224
Provision charged to expense	3,840	1,277	1,130	990	364
Loan Losses:
Installment loans to individuals	(284)	(223)	(266)	(285)	(180)
Real estate mortgage	(181)	(148)	(28)	(8)	-
Commercial loans	(1,701)	(52)	(4)	(59)	(7)
Recoveries:
Installment loans to individuals	50	29	19	20	31
Real estate mortgage	6	44	2	-	-
Commercial loans	20	-	-	-	-
Net charge offs	(2,090)	(350)	(277)	(332)	(156)
Balance at End of Period	$6,620	$4,870	$3,943	$3,090	$2,432
Net charge offs as a % of average loans	0.34%	0.07%	0.07%	0.10%	0.06%

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present a higher risks. As of December 31, 2007, there were 57 loans in non-accrual status totaling $2.9 million, or 0.43% of total loans. The amount of interest that would have been recognized on these loans in the year 2007 was $227 thousand. There were 13 loans greater than 90 days past due and still accruing interest totaling $267 thousand, or 0.04% of total loans. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." There are also no loans identified as "potential problem loans." We do not have any commitments to lend additional funds to non-performing debtors. Following is a summary of non-accrual and past due loans greater than 90 days still accruing interest:

Non-Accrual and Past Due Loans

(Dollars in thousands)

		December 31,
	2007	2006	2005	2004	2003
Non-accruing loans	$2,946	$1,206	$446	$773	$539
Loans past due 90 days or more and still accruing	267	9	116	115	26
Total	$3,213	$1,215	$562	$888	$565
Percent of total loans	0.47%	0.21%	0.12%	0.23%	0.19%

Loss experience in the loan portfolio increased at the end of 2007. Subsequent to December 31, 2007, we became aware of two credits totaling $1.5 million that were not able to repay and determined that the impairment existed as of December 31, 2007 and were losses; consequently, we charged off these credits. This $1.5 million charge off was 71.43% of the total charge off for 2007. Extensive efforts are underway to recover this loss. Otherwise, historical losses have been minimal.

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 21.14% of the allowance to cover real estate loans, which constituted 73.51% of our loan portfolio at December 31, 2007. The allocation reflects their lower risk. Residential mortgage loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 49.14% of the allowance to commercial loans, which constituted 17.76% of our loan portfolio at December 31, 2007. This allocation is due to the fact that commercial loans have more risk than residential real estate loans. Commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

We have allocated 29.72% of the allowance to consumer installment loans, which constituted 8.73% of our loan portfolio at December 31, 2007. Consumer installment loans entail greater risk than commercial or real estate loans, because the loans may be unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Losses related to consumer loans have been influenced by the increase in personal bankruptcies in recent years. To date, the largest majority of all loans charged off by the Bank have been consumer loans.

In 2007, we changed the allocations to assign greater risk to real estate loans and commercial loans. The reason for the changes to these two categories is the increased growth in these areas over the past years versus the growth in consumer loans. We are not aware of any significant changes in the composition of the loan portfolio or known risk factors that would result in a change to the allocation of the allowance for loan losses during the periods presented other than those mentioned above.

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2003 through December 31, 2007

(Dollars in thousands)

	December 31, 2007			December 31, 2006			December 31, 2005
	Amount	% of ALLL	%of Loans	Amount	% of ALLL	%of Loans	Amount	% of ALLL	% of Loans
Commercial	$3,254	49%	17.76%	$1,704	35%	18.34%	$1,380	35%	20.08%
Real estate mortgage	1,399	21%	73.51%	974	20%	71.81%	789	20%	70.08%
Installment	1,967	30%	8.73%	2,192	45%	9.85%	1,774	45%	9.84%

Total	$6,620	100%	100.00%	$4,870	100%	100.00%	$3943	100%	100%

	December 31, 2004			December 31. 2003
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$1,081	35%	18.49%	$851	35%	19.83%
Real estate mortgage	618	20%	69.67%	486	20%	65.14%
Installment	1,391	45%	11.83%	1095	45%	15.03%
Unallocated	-	-%		-	-%
Total	$3,090	100%	100.00%	2,432	100%	100.00%

Investment Securities

Total investment securities increased to $5.0 million at December 31, 2007 from $3.5 million at December 31, 2006. The portfolio is made up mainly of U. S. Government Agency securities with fairly short maturities and one mortgage backed security. All securities are classified as available for sale for liquidity purposes. The carrying amount of certain securities totaling $3.5 million are pledged by us to secure public deposits at December 31, 2007.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $4.3 million and $2.2 million as of December 31, 2007 and 2006, respectively.

The carrying values of investment securities are shown in the following table:

Investment Securities Portfolio

(Dollars in thousands)

December 31,	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for Sale
U.S. Government Agencies	$4,495	$4,502	$3,490	$3,493	$6,185	$6,163
Mortgage backed securities	467	472	-	-	-	-
Total Securities AFS	$4,962	$4,974	$3,490	$3,493	$6,185	$6,163

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2007, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities

(Dollars in thousands)

			Weighted
	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$1,994	$1,997	4.64%
Due after one year through five years	2,968	2,977	5.29%
Total	$4,962	$4,974	5.02%

Deposits

Total deposits as of December 31, 2007 were $657.0 million as compared to $572.2 million at December 31, 2006. This is an increase of $84.8 million, or 14.83%. This growth is attributed to the branches purchased in Norton and Pennington Gap, Virginia along with the new branches that were opened in 2007.

The largest areas of growth were in non-interest demand and time deposits. Noninterest bearing demand deposits increased $12.1 million, or 16.97%, to $83.7 million in 2007 from $71.5 million in 2006. Interest-bearing demand deposits increased by $7.6 million, or 39.23%, to $26.9 million in 2007 from $19.3 million in 2006. Savings deposits increased $1.8 million, or 4.26%, to $44.7 million in 2007 from $42.9 million in 2006. Time deposits increased by $63.3 million, or 14.44%, from $438.5 million in 2006 to $501.8 million in 2007.

Time deposits of $100,000 or more equaled approximately 26.65% of deposits at the end of 2007 and 26.08% of deposits at the end of 2006. We do not have brokered deposits and internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis above.

Maturities of time certificates of deposit of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More
(Dollars in thousands)
December 31, 2007
Three months or less	$47,938
Over three months through six months	57,373
Over six months through twelve months	27,912
Over one year	41,859
Total	$175,082

Noninterest Income

Noninterest income increased from $3.5 million in 2006 to $4.7 million in 2007. This is an increase of $1.2 million for the year, or 34.41%. Service charges, including overdraft fees, increased from $2.0 million for 2006 to $2.4 million for 2007, an increase of $423 thousand, or 20.81%. This increase is due to increased volume in demand deposit accounts. Fees increased to $994 thousand in 2007 from $414 thousand in 2006, an increase of $580 thousand, or 140.05%. This is largely due to reclassifying ATM service fees from net fees to gross fees. Noninterest expenses are adjusted accordingly. Insurance and investment fees are fees generated primarily from the sale of life insurance, annuities, mutual funds, health insurance and other investments. Insurance and investment commissions continued to increase from $606 thousand in 2006 to $769 thousand in 2007.

In 2006, noninterest income increased $638 thousand, or 22.59%, to $3.5 million from $2.8 million in 2005. The major sources of noninterest income include service charges on deposit accounts and insurance and investment fees. Service charges increased to $2.0 million in 2006 from $1.7 million in 2005. This $325 thousand, or 19.04%, increase is primarily attributed to overdraft fees generated by increased volume of deposit accounts. Insurance and investment commissions grew by $225 thousand, or 59.03%, from $381 thousand in 2005 to $606 thousand in 2006.

Noninterest income as a percentage of average assets increased to 0.68% in 2007 from 0.59% in 2006 and from 0.57% in 2005. We anticipate this percentage to increase in 2008 as we increase noninterest income from our nonbank subsidiaries and from increased service charges.

Noninterest Expense

Noninterest expenses totaled $23.7 million in 2007 as compared to $19.8 million in 2006, an increase of $3.9 million, or 19.53%. The increase in noninterest expense directly relates to the new branches opened. We are continuing to build our branch network in the market areas we serve and contiguous markets. As we grow the branch network, additional staffing is needed. As a result, we expect noninterest expenses to continue to increase in coming years, but we anticipate it to be at a lower pace.

Noninterest expense increased $3.1 million, or 18.52%, from $16.7 million in 2005 to $19.8 million in 2006. The majority of the increase is related to the expenses associated with the new branches. During 2006, we added four new branch locations. At the end of 2006, we had 25 full service branch locations.

Salaries and benefits expense are our highest noninterest expenses. In the year 2007, salaries and benefits were $14.0 million as compared to $11.8 million in 2006. This $2.2 million increase, or 17.98%, is related to the new branches opened and a full recognition of salaries and benefits of employees added in 2006. This expense was $10.0 million in 2005, or an increase of $1.8 million, or 18.11% to 2006.  This increase also is related to the new branches opened during the period and a full recognition of salaries and benefits added in 2005.

Occupancy and equipment expenses directly correlate with branch expansion. Occupancy expense increased $347 thousand, or 24.28%, to $1.8 million for 2007 as compared to $1.4 million for 2006. An increase of $307 thousand, or 27.36% occurred in 2006 from $1.1 million in 2005. Equipment expense for the year 2007 was $2.3 million as compared to $2.0 million in 2006. Equipment expense for the period of 2006 increased $248 thousand, or 14.39% from $1.7 million in 2005. Other expenses increased from $3.9 million for 2006 to $4.9 million in 2007. An increase of FDIC assessment fees of $307 thousand for the period of 2007 to $367 thousand from $$60 thousand was incurred under the new regulation. We anticipate this expense to continue to increase.

The ratio of noninterest expense as a percentage of average assets slightly increased in 2007 to 3.45% from 3.39% in 2006. The prior period for the year ending 2006 decreased from 3.44% in 2005. We expect greater efficiencies to result as we maximize the performance of our branches. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 77.98% for 2007 as compared to 78.14% for 2006 and 75.74% for 2005.

Goodwill and Other Intangible Assets

At the end of the second quarter 2007, we purchased two offices in Norton and Pennington Gap, Virginia from FNB Southeast. As a result of the branches acquired, the Bank recorded an asset of goodwill totaling $4.1 million and a core deposit intangible of $810 thousand. The core deposit intangible will be amortized using the sum-of-the-years-digits method over its estimated economic life of 6.84 years. During 2007, $103 thousand was amortized, resulting in a net core deposit intangible of $707 thousand.

Life Insurance and Related Change of Accounting Estimate

We have life insurance policies with three insurance companies on the lives of four key officers. The Bank is the beneficiary under each policy. The total cash surrender value of the policies was $9.7 million and $9.4 million at December 31, 2007 and December 31, 2006, respectively. Total income for the policies during 2007 was $433 thousand as compared to $408 thousand and $393 thousand for the years ending 2006 and 2005, respectively. The minimum guaranteed rate on each of the policies is 4.00%.

In the latter part of 2006 and in January 2007, management began exploring the option to purchase additional bank owned life insurance to financially protect the Company in case of the death of other key employees. During the first half of 2007, due diligence was conducted on products and companies. During this process, the option to purchase separate account bank owned life insurance became available to the Company in addition to the traditional general account bank owned life insurance product. The primary difference between the two is that the separate account product offers the Company greater flexibility in investing the funds to yield a higher return and also a larger variety of investments to choose. The earnings stream of the investment is managed through a stable wrap provider. General account products are sold directly by a particular insurance company which makes the investment choices and gives substantially less flexibility in investment options. In addition, separate account products may be classified as a 20% risk weight for capital regulatory calculations as opposed to 100% risk weights for the general account products. The separate account product has typically been offered to large financial institutions, but now it is available to smaller community banks. The Company's past asset size and capital levels did not qualify us for separate account bank owned life insurance. But now since the Company has experienced asset and capital growth, the option to purchase and like-kind exchange, or 1035 exchange, the existing policies of $9.7 million became availalble.  As a result, management decided to purchase the separate account product and 1035 exchange the existing policies.

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

This resulted in a change of accounting estimate. As a result, the deferred taxes were adjusted by $638 thousand and income tax expense was reduced by the same amount during the third quarter of 2007.

Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax asset of $1.1 million existed at December 31, 2007 as compared to a deferred tax liability of $248 thousand at December 31, 2006. The deferred tax asset represents decreases to future income tax liabilities from future increased deductions for allowance for loan losses. The deferred tax liability represents increases to future income tax liabilities from future decreased deductions for depreciation, increases to income from unrealized accretion, and increases to deductions related to the allowance for loan losses. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Capital

Total capital at the end of 2007 was $45.2 million compared to $42.3 million in 2006. The increase was $2.9 million, or 6.86%. We remain well-capitalized at the end of 2007, as defined by the capital guidelines of regulatory agencies. Capital as a percentage of total assets was 5.91% at December 31, 2007 compared to 6.66% at December 31, 2006.

We anticipate total asset growth to slow down in the near future. With the high amount of growth we have experienced historically and with the purchase of the two branches in June 2007, we have rapidly utilized the capital of the Company to expand throughout Southwest Virginia, southern West Virginia, and eastern Tennessee. We still have targeted markets that we plan to enter and, as a result, may need to raise additional capital to meet these strategic plans.

During the third quarter of 2007, the board of directors approved a 13 for 10 stock split effected in the form of a stock dividend to shareholders of record on September 4, 2007 and paid on September 12, 2007.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. New Peoples' strategic plan is to continue growing but at a slower pace. Earnings will continue to be retained until the board of directors considers it prudent to pay cash dividends.

Trust Preferred Securities

At December 31, 2007, trust preferred securities totaled $16.5 million with related interest expense for the year ending 2007 of $1.3 million. Of the total trust preferred securities, $13.5 million is considered Tier 1 capital. The remaining $3.0 million is considered Tier 2 capital and will be transferred to Tier 1 capital over time as capital levels increase from retained earnings.

Liquidity

At December 31, 2007 and 2006, liquid assets in the form of cash, due from banks and federal funds sold were approximately $22.3 million and $19.9 million, respectively. At December 31, 2007 and 2006 all of our investments are classified as available-for-sale providing an additional source of liquidity. At the end of 2007, $3.5 million of the $5.0 million investment portfolio is pledged as collateral for public funds. We believe that our liquid assets were adequate at both dates.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million. We may also borrow up to $111.7 million from the Federal Home Loan Bank under a line of credit that is secured by a blanket lien on residential real estate loans. Additional liquidity is expected to be provided by the future growth that management expects in deposit accounts and loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade areas.  In 2007, we opened three new branches and purchased two offices. We plan to open additional branches during 2008.

In addition we have a line of credit with Silverton Bank for $1.5 million for operating expenses.

At December 31, 2007, we had outstanding borrowings from the Federal Home Loan Bank totaling $42.4 million as compared to no borrowings at the end of 2006. Most of the borrowings are overnight funds totaling $32.2 million and $10.2 million in term notes maturing during 2012.  During 2007 and 2006, we utilized the lines of credit on short term arrangements to fund loan growth until deposits grew at the new branch locations.

As of December 31, 2007, time deposits of $402.8 million mature within one year. Historically, we have been able to retain a majority of maturing deposits by establishing customer relationships. We continue to offer premium rates at our new branches to attract new customers and deposits.

Our loan to deposit ratio at year end 2007 was 103.84% as compared to 99.48% at the end of 2006. We have continued to experience strong loan demand and deposit growth. As we continue to open new branches, we anticipate the growth trends to continue but at a much lower pace. We can lower this ratio as management deems appropriate by managing the rate of growth in our loan portfolio. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Growth in loans and deposits does not always occur in the same time period. An excess or deficit of funds provided affects the amount that we retain in cash or invest in federal funds or short-term investments. Our practice has been to invest available funds in short-term U.S. Government Agency securities or federal funds sold in order to provide liquidity and to provide income until the funds are needed for new loans.

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

A summary of the contract amount of the Bank's exposure to off-balance-sheet risk as of December 31, 2007 and 2006, is as follows:

(Dollars in thousands)	2007	2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$57,032	$51,131
Standby letters of credit	3,150	4,942

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

New Peoples and its subsidiaries have Federal Home Loan Bank advances, operating lease obligations and trust preferred securities indebtedness. The following is a breakdown of the payment obligations over the life of the agreements:

Contractual Obligations
	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Trust preferred securities indebtedness	$ 16,496	$ -	$ -	$ -	$ 16,496
Federal Home Loan Bank advances	42,434	32,209	-	10,225	-
Operating Lease Obligations	245	27	54	54	110
Total	$ 59,175	$ 32,236	$ 54	$ 10,279	$ 16,606

Interest Sensitivity

At December 31, 2007, we had a negative cumulative gap rate sensitivity ratio of 32.86% for the one year re-pricing period, compared to 32.66% at December 31, 2006. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Net interest income would probably decrease in periods during which interest rates are increasing. We are closely monitoring our position and make adjustments periodically to strategically position ourselves for the interest rate environment that will enhance earnings. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk.

Interest Sensitivity Analysis
December 31, 2007
(Dollars in thousands)
	1- 90 Days	91-365 Days	1-3 Years	4-5 Years	6-15 Years	Over 15 years	Total
Uses of funds:
Loans	$191,646	$83,527	$106,352	$166,315	$91,658	$42,762	$682,260
Federal funds sold	2,062	-	-	-	-	-	2,062
Investments	4,049	1,000	2,977	-	-	1,206	9,232
Bank owned life insurance	9,745	-,	-	-	-	-	9,745
Total earning assets	$207,502	$84,527	$109,329	$166,315	$91,658	$43,968	$703,299

Sources of funds:
Interest Bearing DDA	$26,857	$-	$-	$-	$-	$-	$26,857
Savings & MMDA	44,721	-	-	-	-	-	44,721
Time Deposits	154,159	248,672	71,647	27,297	-	-	501,775
Trust preferred securities	16,496	-	-	-	-	-	16,496
Other borrowings	32,209	-	-	10,225	-	-	42,434
Total interest bearing liabilities	$274,442	$248,672	$71,647	$37,522	$-	$-	$632,283
Discrete Gap	$(66,940)	$(164,145)	$37,682	$128,793	$91,658	$43,968	$71,016
Cumulative Gap	$(66,940)	$(231,085)	$(193,403)	$(64,610)	$27,048	$71,016
Cumulative Gap as % of Total Earning Assets	(9.50%)	(32.86%)	(27.50%)	(9.19%)	3.85%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The following table summarizes our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of December 31, 2007. At this date, our interest rate risk is within the established limitations.

Immediate Estimated Increase Basis Point Change In Interest Rates	% Increase (Decrease) in Net Interest Income	Established Limitation
+300	16.15%	(20.00)%
+200	11.17%	(15.00)%
+100	5.53%	(7.00)%
-100	(5.31)%	(7.00)%
-200	(10.42)%	(15.00)%
-300	(13.25)%	(20.00)%

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

38

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

CONTENTS

Page

Report of the Independent Registered Public Accounting Firm	35

Management's Annual Report on Internal Control over Financial Reporting	36

Consolidated Balance Sheets as of December 31, 2007 and 2006	37

Consolidated Statements of Income - Years Ended

December 31, 2007, 2006, and 2005	38

Consolidated Statements of Stockholders' Equity - Years Ended

December 31, 2007, 2006, and 2005	39

Consolidated Statements of Cash Flows - Years Ended

December 31, 2007, 2006 and 2005	40

Notes to Consolidated Financial Statements	41

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
New Peoples Bankshares, Inc.
Honaker, Virginia

    We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited New Peoples Bankshares, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). New Peoples Bankshares, Inc. and Subsidiaries' management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, New Peoples Bankshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                                                                                              /S/ BROWN, EDWARDS AND COMPANY, L.L.P.
                                                                                             CERTIFIED PUBLIC ACCOUNTANTS

Bluefield, West Virginia
March 12, 2008

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of New Peoples Bankshares, Inc. New Peoples' internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting practices.

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

Management assessed the effectiveness of New Peoples' internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework". Based on our assessment, we believe that, as of December 31, 2007, New Peoples' internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Brown, Edwards & Company, L.L.P., the independent registered public accounting firm which also audited the Company's consolidated financial statements. Brown, Edwards & Company's attestation report of internal control over financial reporting is included elsewhere in this annual report.

March 12, 2008

  /S/ KENNETH D. HART

Kenneth D. Hart

President and Chief Executive Officer

  /S/ C. TODD ASBURY

C. Todd Asbury

Senior Vice-President and Chief Financial Officer

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(IN THOUSANDS EXCEPT SHARE DATA)

ASSETS	2007	2006

Cash and due from banks (Note 3)	$20,195	$18,451
Federal funds sold (Note 3)	2,062	1,430
Total Cash and Cash Equivalents	22,257	19,881

Investment Securities
Available-for-sale (Note 4)	4,974	3,493

Loans receivable (Note 5)	682,260	569,198
Allowance for loan losses (Note 6)	(6,620)	(4,870)
Net Loans	675,640	564,328

Bank premises and equipment, net (Note 7)	34,892	29,438
Equity securities (restricted) (Note 4)	4,258	2,152
Other real estate owned	2,051	1,181
Accrued interest receivable	4,969	4,140
Life insurance investments	9,745	9.377
Goodwill and other intangibles (Note 12)	4,829	-
Other assets	2,336	1,829

Total Assets	$765,951	$635,819

LIABILITIES

Deposits
Demand deposits
Noninterest bearing	$83,680	$71,538
Interest-bearing	26,857	19,290
Savings deposits	44,721	42,894
Time deposits (Note 8)	501,775	438,465
Total Deposits	657,033	572,187

FHLB advances (Note 18)	42,434	-
Accrued interest payable	2,822	2,783
Accrued expenses and other liabilities	1,917	2,007
Trust preferred securities (Note 22)	16,496	16,496
Total Liabilities	720,702	593,473

STOCKHOLDERS' EQUITY (Notes 15 & 17)
Common stock - $2.00 par value; 12,000,000 shares authorized;	19,919	15,314
9,959,477 and 9,954,178 shares issued and outstanding for 2007 and 2006, respectively
Additional paid-in-capital	21,484	21,465
Retained earnings	3,839	5,565
Accumulated other comprehensive income (loss)	7	2

Total Stockholders' Equity	45,249	42,346

Total Liabilities and Stockholders' Equity	$765,951	$635,819

The accompanying notes are an integral part of this statement.

42

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

INTEREST AND DIVIDEND INCOME	2007	2006	2005
Loans including fees	$50,884	$40,762	$30,006
Federal funds sold	129	191	256
Investments	254	172	161
Dividends on equity securities (restricted)	180	155	84
Total Interest and Dividend Income	51,447	41,280	30,507

INTEREST EXPENSE
Deposits
Demand	164	142	164
Savings	485	489	468
Time deposits below $100,000	14,851	11,295	6,917
Time deposits above $100,000	8,098	5,709	3,018
FHLB advances	857	754	43
Trust Preferred Securities	1,283	1,004	669
Total Interest Expense	25,738	19,393	11,279

NET INTEREST INCOME	25,709	21,887	19,228

PROVISION FOR LOAN LOSSES (Note 6)	3,840	1,277	1,130

Net Interest Income after
Provision for Loan Losses	21,869	20,610	18,098

NONINTEREST INCOME
Service charges	2,455	2,032	1,707
Fees, commissions and other income	994	414	341
Insurance and investment fees	769	606	381
Life insurance investment income	433	408	393
Total Noninterest Income	4,651	3,460	2,822

NONINTEREST EXPENSES
Salaries and employee benefits (Note 14)	13,978	11,848	10,031
Occupancy expense	1,776	1,429	1,122
Equipment expense	2,254	1,971	1,723
Advertising and public relations	437	381	352
Stationery and supplies	316	293	245
Loss on sale of other real estate owned	-	30	38
Other operating expenses	4,913	3,853	3,199
Total Noninterest Expenses	23,674	19,805	16,710

INCOME BEFORE INCOME TAXES	2,846	4,265	4,210

INCOME TAX EXPENSE (Note 9)
Current income tax expense	614	1,175	1,487
Change of accounting estimate	(638)	-	-
Total Income Tax Expense (benefit)	(24)	1,175	1,487

NET INCOME	$2,870	$3,090	$2,723
Earnings Per Share
Basic	$0.29	$0.31	$0.28
Fully Diluted	$0.28	$0.30	$0.26

Average Weighted Shares of Common Stock
Basic	9,957,949	9,931,713	9,885,877
Fully Diluted	10,371,577	10,384,100	10,281,640

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(IN THOUSANDS INCLUDING SHARE DATA )

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Income (Loss)	Total Stockholders'Equity	Compre-hensive Income
Balance, December 31, 2004	6,910	$13,820	$13,118	$9,177	$(17)	$36,098

Net Income				2,723		2,723	2,723
Unrealized gain (net of deferred tax of $1) on available-for-sale securities					2	2	2
10% Stock Dividend, June 7, 2005	691	1,382	8,043	(9,425)		-
Stock Options Exercised	18	37	104			141
Balance, December 31, 2005	7,619	$15,239	$21,265	$2,475	$(15)	$38,964	$2,725

Net Income				3,090		3,090	3,090
Unrealized gain (net of deferred tax of $8) on available-for-sale securities					17	17	17
Stock Options Exercised	38	75	200			275
Balance, December 31, 2006	7,657	$15,314	$21,465	$5,565	$2	$42,346	$3,107

Net Income				2,870		2,870	2,870
13-for-10 stock split, September 12, 2007	2,298	$4,596		(4,596)
Unrealized gain(net of deferred tax of $4) on available-for-sale securities					5	5	5
Stock Options Exercised	4	9	19			28
Balance, December 31, 2007	9,959	$19,919	$21,484	$3,839	$7	$45,249	$2,875

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006	2005
Net Income	$2,870	$3,090	$2,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,598	2,300	1,922
Provision for Loan Losses	3,840	1,277	1,130
Income (less expenses) on Life Insurance	(368)	(346)	(337)
(Gain) loss on sale of fixed assets	-	-	27
Loss on sale of foreclosed real estate	-	30	38
Amortization (accretion) of bond premiums/discounts	(19)	(29)	(13)
Deferred tax expense (benefit)	(1,375)	(267)	(241)
Net change in:
Interest receivable	(829)	(1,135)	(733)
Other Assets	867	(725)	(6)
Accrued interest payable	39	1,225	667
Accrued expense and other liabilities	(90)	630	586
Net Cash Provided by Operating Activities	7,533	6,050	5,763

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(101,461)	(101,503)	(84,755)
Purchase of securities available for sale	(4,990)	(2,985)	(2,972)
Proceeds from sale and maturities of securities available-for-sale available-for-sale	3,533	5,700	2 ,600
Purchase of Federal Reserve Bank stock	(128)	(76)	-
(Purchase) sale of Federal Home Loan Bank stock	(1,978)	197	(832)
Acquisition of branches
Loans acquired	(13,691)	-	-
Deposits assumed	60,380	-	-
Bank premises	(1,178)	-	-
Goodwill and other intangibles	(4,829)	-	-
Payments for the purchase of property	(6,874)	(9,692)	(4,592)
Net change in other real estate owned	(870)	185	(248)
	(72,086)	(108,174)	(90,800)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock options exercised	28	275	141
Trust preferred securities borrowing	-	5,155	-
Net change in:
Demand deposits	12,582	11,062	12,324
Savings deposits	(3,425)	(1,884)	1,333
Time deposits	15,310	100,317	60,915
Net increase (decrease) in FHLB borrowings	42,434	(11,570)	11,570
Net Cash Provided by Financing Activities	66,929	103,355	86 ,282
Net increase (decrease) in cash and cash equivalents	2,376	1,231	1,245
Cash and Cash Equivalents, Beginning of Year	19,881	18,650	17,405
Cash and Cash Equivalents, End of Year	$22,257	$19,881	$18,650
Supplemental Disclosure of Cash Paid During the Year for:
Interest	$25,777	$20,619	$7,247
Taxes	$1,153	$1,490	$1,350
Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$521	$749	$210
Loans made to finance sale of foreclosed real estate	$828	$455	$143

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS

Nature of Operations - New Peoples Bankshares, Inc. ("The Company") is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank ("Bank") was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing additional trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing additional trust preferred securities.

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

The amortization of premiums and accretion of discounts are recognized in interest income using the effective interest method over the period to maturity. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to stockholders' equity, whereas realized gains and losses flow through the income statement.

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

Loans (Continued) - A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Significant Group Concentrations of Credit Risk - The Company recognizes a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company's capital structure, or $11.5 million as of December 31, 2007. Most of the Company's activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk.  The Bank does not have any significant concentrations to any one industry or customer.

Allowance for Loan Losses - The allowance for loan losses is maintained at a level that, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The loan portfolio is analyzed periodically and loans are assigned a risk rating. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A general allowance is made for all other loans not considered impaired as deemed appropriate by management. In determining the adequacy of the allowance, management considers the following factors: the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, the estimated value of any underlying collateral, prevailing environmental factors and economic conditions, and other inherent risks. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local collateral values and changes in estimates of cash flows on impaired loans. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Past due status is determined based on contractual terms.

Stock Split - All share and per share amounts reflected herein have been adjusted to retroactively reflect those stock splits effected in the form of stock dividends.

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

Stock Options - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment, using the modified prospective transition method. No stock options were granted in 2007 and 2006. However, if stock options had been granted, the Company would have recognized the expense of the stock-based employee compensation by using the fair value method directly against net income.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock based compensation cost is reflected in net income for the year ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Stock Options (Continued) - Had compensation cost for the Company's stock option plan been determined consistent with the fair value model under SFAS 123(R) in 2005, net income would have been reduced to the pro forma amounts reflected below:

(Dollars are in thousands, except per share date)
Net Income, as reported		$2,723
Deduct: Compensation expense related to stock plans using fair value accounting, net of tax		1,096
Net Income, on pro forma basis		$1,627

Basic earnings per share-	- As reported	$0.31
	- Pro forma	$0.16
Diluted earnings per share	- As reported	$0.30
	- Pro forma	$0.16

Income Taxes - Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Financial Instruments - Off-balance-sheet instruments - In the ordinary course of business, the Bank has entered into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income - Generally accepted accounting principles require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

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

Other Real Estate Owned - Other real estate owned represents properties acquired through foreclosure or deed taken in lieu of foreclosure. At the time of acquisition, these properties are recorded at the lower of cost or fair value less estimated costs to sell. Expenses incurred in connection with operating these properties and subsequent write-downs, if any, are charged to expense. Subsequent to foreclosure, management periodically considers the adequacy of the reserve for losses on the property. Gains and losses on the sales of these properties are credited or charged to income in the year of the sale.

Business Combinations - For purchase acquisitions accounted for as a business combination, the Company is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization method for such intangible assets. In addition, purchase acquisitions may result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in acquisition multiples, the overall interest rate environment, or the continuing operations of the assets acquired could have a significant impact on the periodic impairment testing. For additional discussion concerning our valuation of intangible assets, see Note 12,  "Intangible Assets."

Reclassification of Financial Statement Presentation - Certain reclassifications in the Statement of Cash Flows have been made to the 2006 financial statements regarding trust preferred securities issued and other assets to conform with the 2007 financial statement presentation. Such reclassification had no effect on net income as previously reported.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3	DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $11.3 million and $12.0 million at December 31, 2007 and 2006, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

NOTE 4	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
December 31, 2007
Available for Sale
U.S. Government Agencies	$4,494	$8	$-	$4,502
Mortgage backed securities	468	4	-	472
Total Securities AFS	$4,962	$12	$-	$4,974

December 31, 2006
Available for Sale
U.S. Government Agencies	$3,490	$3	$-	$3,493
Total Securities AFS	$3,490	$3	$-	$3,493

At December 31, 2007 and 2006, the available for sale portfolio included no individual investments for which the fair market value was less than amortized cost.

The amortized cost and fair value of investment securities at December 31, 2007, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$1,994	$1,997	4.64%
Due after one year through five years	2,968	2,977	5.29%
Total	$4,962	$4,974	5.02%

Investment securities with a carrying value of $3.5 million and $3.2 million at December 31, 2007 and 2006, were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $4.3 million and $2.2 million as of December 31, 2007 and 2006, respectively.

NOTE 5	LOANS:

Loans receivable outstanding at December 31, are summarized as follows:

	2007	2006
(Dollars are in thousands)
Commercial, financial and agricultural	$121,198	$104,372
Real estate-construction	38,420	37,716
Real estate-mortgages	463,079	371,021
Installment loans to individuals	59,563	56,089
Total loans	$682,260	$569,198

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5	LOANS (CONTINUED):

The following is a summary of information at December 31, pertaining to nonperforming loans:

(Dollars are in thousands)	2007	2006
Principal:
Nonaccrual Loans	$2,946	$1,206
Loans past due 90 days or more still accruing interest	267	9
Total Non-performing Loans	$3,213	$1,215

At the end of 2007, impaired loans totaled $9.6 million with a valuation allowance of $1.2 million. At the end of 2006, impaired loans totaled $1.4 million with a valuation allowance of $82 thousand. Interest income not recognized on these impaired loans was $227 thousand, $65 thousand and $19 thousand for the years ending 2007, 2006 and 2005, respectively. The average investment in impaired loans was $6.1 million in 2007, $912 thousand in 2006 and $1.1 million in 2005.

NOTE 6	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	2007	2006	2005
(Dollar are in thousands)
Balance, beginning of year	$4,870	$3,943	$3,090
Provision for loan losses	3,840	1,277	1,130
Recoveries of loans charged off	76	73	21
Loans charged off	(2,166)	(423)	(298)
Balance, End of Year	$6,620	$4,870	$3,943
Percentage of Loans	0.97%	0.86%	0.84%

NOTE 7	BANK PREMISES AND EQUIPMENT:

Bank premises and equipment at December 31, are summarized as follows:

	2007	2006
(Dollars are in thousands)
Land	$9,394	$8,936
Buildings and improvements	20,658	16,837
Furniture and equipment	13,780	11,463
Vehicles	665	434
Construction in progress	1,776	566
	46,273	38,236
Less accumulated depreciation	(11,381)	(8,798)
Bank Premises and Equipment	$34,892	$29,438

Depreciation expense for 2007, 2006, and 2005 was $2.6 million, $2.3 million, and $1.9 million, respectively.

At December 31, 2007, construction in progress included the costs of building and land purchased for new branches in Duffield, Virginia; and Bluewell and Princeton West Virginia. Each location is anticipated to be complete and operational as full service branches during 2008 at an additional total cost of $680 thousand. At December 31, 2006, construction in progress included the costs of buildings and land for new branches in Bristol and Chilhowie, Virginia which have been completed and placed in service.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8	OTHER TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100,000 was $175.1 million and $149.2 million at December 31, 2007 and 2006, respectively

At December 31, 2007, the scheduled maturities of certificates of deposit are as follows (dollars are in thousands):

2008	$403
2009	20
2010	52
2011	14
2012	13
After five years	-
Total	$502

NOTE 9	INCOME TAX EXPENSE:

The components of income tax expense for the years ended December 31, are as follows:

(Dollars are in thousands)	2007	2006	2005
Current expense	$1,512	$1,442	$1,728
Deferred expense (benefits)	(1,536)	(267)	(241)
Net income Tax	$(24)	$1,175	$1,487

The deferred tax expense (benefit) resulting from temporary differences for the years ended December 31 is as follows:

(Dollar are in thousands)	2007	2006	2005
Organization and start-up cost	$2	$-	$2
Provision for loan losses	(642)	(299)	(268)
Depreciation	(74)	(54)	(64)
Deferred compensation expense Accrued employee benefits Amortization of core deposits Amortization of goodwill	(34) (172) (26) 47	(32) - - -	(30) - - -
Earnings on bank owned life insurance	(638)	118	114
Capitalized interest and repair expense	1	-	5
Deferred Income Tax Expenses (Benefit)	$(1,536)	$(267)	$(241)

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands	2007	2006	2005
Deferred Tax Assets:
Organization and start-up cost	$3	$5	$5
Allowance for loan losses	2,179	1,537	1,238
Deferred compensation	176	142	110
Unrealized loss on securities available for sale Accrued employee benefits Amortization of core deposits	- 172 26	- - -	7 - -
Capitalized interest and repair expense	18	19	19
Total Assets	2,574	1,703	1,379

Deferred Tax Liabilities
Accelerated depreciation Amortization of goodwill	1,238 47	1,312 -	1,366 -
Unrealized gain on securities available for sale	4	1	-
Unrealized income on bank owned life insurance	-	638	520
Total Liabilities	1,289	1,951	1,886
Net deferred Tax Asset (Liability)	$1,285	$(248)	$(507)

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

(Dollars are in thousands)	2007	2006	2005
Income tax expense at the applicable federal rate	$968	$1,450	$1,431
Permanent differences resulting from:
Nondeductible expenses	40	31	22
Tax exempt interest income	(190)	(191)	(90)
State income taxes less federal tax effect	40	24	42

Bank owned life insurance	(125)	-	-
Change of accounting estimate	(638)	-	-
Other adjustments	119	(139)	82
Income Tax Expense (benefit)	$(24)	$1,175	$1,487

NOTE 10	RELATED PARTY TRANSACTIONS:

During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to $11.2 million at December 31, 2007 and $12.0 million at December 31, 2006. During the year ended December 31, 2007, total principal additions were $11.5 million and principal payments were $12.3 million. During the year ended December 31, 2006, total principal additions were $9.9 million and principal payments were $9.6 million. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Total related party deposits held at the Bank were $19.8 million and $14.4 million at the end of years 2007 and 2006, respectively.

NOTE 11	SIGNIFICANT ACQUISITION:

On June 29, 2007, the Bank finalized the purchase of assets and assumption of liabilities of two branches of FNB Southeast.  The acquisition of the branches was accounted for as a business combination and, as the purchase price exceeded the value of the net identified tangible and intangible assets acquired, resulted in $4.0 million of goodwill being recorded as an intangible asset on the accompanying balance sheet. The acquisition provides, in addition to other factors, a strategic opportunity to expand into these markets without the delay normally experienced in building a branch and future growth.

The acquisition transaction resulted in an estimated fair value of $13.7 million in loans acquired and $60.4 million in deposits assumed. The resulting goodwill was $4.0 million. The estimated core deposit premium is $810 thousand and is being amortized over 6.84 years.

The transaction included the acquisition of two branches. Unaudited pro forma information of prior periods is not presented as it would not differ materially from the historic operations.

In October 2007, the Bank agreed to purchase the $6.5 million remaining loan portfolio and interest receivable from FNB Southeast at a 28.42% discount. In addition, the Bank also obtained the right to collect on previously charged-off credits of FNB Southeast totaling $658 thousand in the market area. At the time of settlement, November 2, 2007, the outstanding balance of the notes purchased was $6.2 million and the discount recorded was $2.2 million. The loans purchased were originally rejected in the initial due diligence loan review conducted by the Bank prior to the branches acquisition in June 2007 due to issues related to documentation deficiencies or history of or current delinquency status. The total of these loans at December 31, 2007 was $5.5 million with a recorded $2.2 million discount. The net balance is recorded in the loan portfolio. As of December 31, 2007, the allocation of the discount to impaired loans was incomplete and will be finished during 2008. A recourse provision in the agreement requires FNB Southeast to correct material deficiencies or to purchase back the identified loans at the discounted amount.  The review of acquire loans was in process at the end of 2007.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12	INTANGIBLE ASSETS:

On June 29, 2007, the Bank completed the acquisition of two branches in which certain intangible assets were identified related to the value of core deposits. The estimated fair value of the core deposits was determined based on the present value of future cash flow related to those deposits considering the industry standard "financial instrument" type present value methodology. All-in costs and runoff balances by year are discounted by term specific Federal Home Loan Bank advance rates, used as a measure of the best available approximate alternative costs of funds. The estimated economic advantage embedded in the acquired deposits as compared to alternative values is the core deposit intangible.

	December 31, 2007
	Gross Carrying	Accumulated
(Dollars are In thousands)	Amount	Amortization
Finite-lived intangible assets
Core deposit intangibles	$810	$103
Indefinite-lived intangible assets
Goodwill	$4,122	$-
Aggregate amortization expense
For the year ended December 31, 2007	$103	$103

Amortization expense related to these contract intangibles is based upon the average economic life of the core deposits. The estimates of expense for the periods are as indicated below using the sum of the years' digits method of amortization.

(Dollars are in thousands)
Estimated amortization expense
For year ended December 31, 2008	$189
For year ended December 31, 2009	161
For year ended December 31, 2010	131
For year ended December 31, 2011	101
For year ended December 31, 2012	71
For year ended December 31, 2013	45
For year ended December 31, 2014	9
Total	$707

NOTE 13	CHANGE OF ACCOUNTING ESTIMATE:

During the third quarter of 2007, the Company changed its intention related to its ownership of bank owned life insurance on members of management. When the life insurance was purchased, the determination was made that the insurance policies may be cashed in before the death of an insured employee creating a potential taxable event at that time. During September 2007, the Board of Directors restructered the life insurance program and  decided that the policies in existence at that time as well as any additional policies to be purchased would be held to the death of the insured at which time the Company will receive the proceeds in a tax free transaction. Therefore, as a result, the deferred taxes were adjusted by the $638 thousand which had been previously provided and income tax expense was reduced by the same amount during the third quarter of 2007. The adjustment was reflected as a change of accounting estimate in accordance with Financial Accounting Standards Board Statement No. 154,(As Amended) Accounting Changes and Error Corrections .

NOTE 14	RETIREMENT PLANS:

The Company has established a qualified defined contribution plan that covers all full time employees. Under the plan, the Company matches employee contributions up to a maximum of 5% of their salary. The Company contributed $393 thousand, $356 thousand, and $310 thousand to the defined contribution plan for 2007, 2006 and 2005, respectively.

In addition, in 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. Expenses related to the plan were $101 thousand, $95 thousand, and $86 thousand, for 2007, 2006 and 2005, respectively.

NOTE 15	STOCK OPTION PLAN:

New Peoples' Stock Option Plan ("the Plan") was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of the Company by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. The Plan provides that options for up to 1,287,000 shares of the Company's common stock may be issued to employees and directors as adjusted for the 13-for-10 stock split effected in the form of a stock dividend on September 12, 2007 and a 10 percent stock dividend on June 7, 2005. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of the Company. All options are subject to exercise or forfeiture if the Company's capital falls below minimum requirements, as determined by its primary state or federal regulator. The Plan will expire on May 31, 2011, unless terminated earlier by the board of directors. At December 31, 2007, there were 168,272 additional shares available for grant under the Plan. All options granted and outstanding are fully vested.

The Company did not grant any options in 2007 and 2006. The weighted fair value of each option for the year 2005 was $5.14, and was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company's stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate.

The following weighted - average assumptions were used to determine the fair value of options in the year 2005.

Dividend yield	0.00%
Expected life	7 years
Expected volatility	20.00%
Risk free interest rate	4.41%

Information about stock options outstanding at December 31, 2007 follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise
$5.25	260,263	4.00 years	$5.25
$6.99	227,175	5.52 years	$6.99
$9.44	137,865	7.00 years	$9.44
$11.54	411,547	8.00 years	$11.54
Totals	1,036,850	7.11 years	$8.68

A summary of the status of the Company's stock option plan is presented below:

	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding and exercisable,
Beginning of year	809,062	$ 11.28	851,792	$ 11.10	499,900	$ 9.56
Granted	-	-	-	-	323,100	15.00
Effect of 10% June 7, 2005 Stock Dividend		-			49,715	(0.87)
Effect of 13 for 10 stock split effected in the form of a stock dividend	239,388	(2.60)
Exercised	(4,250)	6.93	(37,705)	7.29	(18,323)	7.68
Forfeited	(7,350)	13.03	(5,025)	11.37	(2,600)	10.67
Outstanding and exercisable,
end of year	1,036,850	$ 8.68	809,062	$ 11.28	851,792	$ 11.10

NOTE 16	LEASING ACTIVITIES:

The Company's leasing activities consist of the leasing of land and buildings under agreements in which the Bank is lessee. These leases have been classified as operating leases.

The following is a schedule by years of future minimum rental payments in thousands, required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007:

Year ending December 31:
2008	$27
2009	27
2010	27
2011	27
2012	27
Thereafter	110
Total minimum payments required	$245

Rental commitments of less than one year are not included in the above schedule. Rentals charged to operations under operating leases were $60 thousand, $60 thousand, and $55 thousand, for the years ended 2007, 2006, and 2005, respectively.

NOTE 17	DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of December 31, 2007, approximately $11.1 million was available for dividend distribution.

NOTE 18	AVAILABLE LINES OF CREDIT AND FEDERAL HOME LOAN BANK ADVANCES:

The Bank has federal funds lines of credit with correspondent banks totaling $20.4 million as of December 31, 2007. In addition, the Bank may borrow up to an additional $69.3 million from the Federal Home Loan Bank under a line of credit which is secured by a blanket lien on residential real estate loans.

The Bank had $32.2 million in overnight borrowings subject to daily rate changes from the Federal Home Loan Bank at December 31, 2007 and none at December 31, 2006.

The Bank had 2 borrowings totaling $10.2 million with a weighted rate of 4.03% from the Federal Home Loan Bank at December 31, 2007. Both are convertible notes with a quarterly Bermudan call feature beginning in 2008 and mature in 2012:

Borrowings of $32.2 million were overnight and interest rates change daily as of December 31, 2007. All other borrowings are at fixed rates.

NOTE 19	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

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

Financial instruments whose contract amount represents credit risk were as follows:

(Dollars are in thousands)	2007	2006
Commitments to extend credit	$57,032	$51,131
Standby letters of credit	3,150	4,942

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

NOTE 20	LEGAL CONTINGENCIES:

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

NOTE 21	REGULATORY MATTERS:

The Company and the Bank are subject to various capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2007 and 2006, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 2007, the most recent date of notification, the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are presented in the table as of December 31, 2007 and 2006, respectively.

	Actual		Minimum Capital Requirement			Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2007:
Total Capital to Risk Weighted Assets
The Company	$63,542	10.29%	49,392	8%	$	N/A	N/A
The Bank	62,681	10.11%	49,591	8%		61,989	10%
Tier 1 Capital Risk Weighted Assets:
The Company	53,901	8.73%	24,696	4%		N/A	N/A
The Bank	56,061	9.04%	24,795	4%		37,193	6%
Tier 1 Capital to Average Assets:
The Company	53,901	7. 22%	29,863	4%		N/A	N/A
The Bank	56,061	7.52%	29,818	4%		37,272	5%

December 31,2006:
Total Capital to Risk Weighted Assets
The Company	$63,710	12.20%	$41,775	8%	$	N/A	N/A
The Bank	57,692	11.06%	41,717	8%		52,146	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	56,444	10.81%	20,888	4%		N/A	N/A
The Bank	52,822	10.13%	20,858	4%		31,287	6%
Tier 1 Capital to Average Assets:
The Company	56,444	8.94%	25,253	4%		N/A	N/A
The Bank	52,822	8.38%	25,222	4%		31,527	5%

NOTE 22	TRUST PREFERRED SECURITIES:

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which Include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at December 31, 2007 of 7.01%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at December 31, 2007 of 7.84%.

Under the terms of the subordinated debt transactions, the securities mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. Due to the ability to defer interest and principal payments for 60 months without being considered in default, the regulatory agencies consider the trust preferred securities as Tier 1 capital up to certain limits.

NOTE 23	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures About the Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Estimated fair value and the carrying value of financial instruments at December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Assets
Cash and due from bank	$20,195	$20,195	$18,451	$18,451
Federal funds sold	2,062	2,062	1,430	1,430
Investment securities	4,974	4,974	3,493	3,493
Equity securities (restricted)	4,258	4,258	2,164	2,152
Loans	685,667	682,260	566,023	569,198
Accrued Interest receivable	4,969	4,969	4,140	4,140
Life insurance investments	9,745	9,745	9,377	9,377

Financial Liabilities
Demand Deposits
Non-interest bearing	83,680	83,680	71,538	71,538
Interest-bearing	26,857	26,857	19,290	19,290
Savings deposits	44,721	44,721	42,894	42,894
Time deposits	503,890	501,775	440,982	438,465
FHLB advances	42,346	42,434	-	-
Accrued interest payable	2,822	2,822	2,783	2,783
Trust preferred securities	16,496	16,496	16,496	16,496

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2007 and 2006.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24	RECENT ACCOUNTING DEVELOPMENTS:

In December 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 14(R), "Business Combinations" (SFAS 141(R)), which requires all assets acquired and liabilities assumed in a business combination (with a few exceptions, such as deferred tax assets and liabilities) be measured at fair value in accordance with SFAS 157. SFAS 141(R) is effective prospectively for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) on its financial statements.

Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" SFAS 160), which amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No.51's consolidation procedures for consistency with the requirements of SFAS 141(R), "Business Combinations". SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will not be affected.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 - "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company's consolidated financial position and results of operations when it becomes effective in 2008.

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

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2007. None of these new standards had or is expected to have significant impact on the Company's consolidated financial statements.

NOTE 25	OTHER REAL ESTATE OWNED

Other real estate owned is presented at net realizable value. No material expenses have been incurred related to the properties.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 26	PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

(Dollars in Thousands)

ASSETS	2007	2006
Due from banks	$107	$5,041
Investment in subsidiaries	61,676	53,516
Other assets	1,139	687
Total Assets	$62,922	$59,244

LIABILITIES
Accrued interest payable	$289	$312
Accrued expenses and other liabilities	888	90
Trust preferred securities	16,496	16,496
Total Liabilities	17,673	16,898

STOCKHOLDERS' EQUITY
Common stock-$2.00 par value, 12,000,000 shares authorized; 9,959,477 and 9,954,178 shares issued and outstanding for 2007 and 2006, respectively	19,919	15,314
Additional paid capital	21,484	21,465
Retained earnings	3,839	5,565
Accumulated other comprehensive income (loss)	7	2
Total Stockholders' Equity	45,249	42,346
Total Liabilities and Stockholders' Equity	$62,922	$59,244

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(Dollars in Thousands)

	2007	2006	2005
Income
Miscellaneous income	$38	$29	$86
Undistributed income of subsidiaries	3,853	3,844	3,409
Total Income	3,891	3,873	3,495

Expenses
Trust preferred securities interest expense	1,283	1,004	669
Legal fees	47	47	34
Accounting fees	104	129	166
Other operating expenses	101	93	138
Total Expenses	1,535	1,273	1,007

Income before Income Taxes	2,356	2,600	2,488
Income Tax Benefit	514	490	235
Net Income	$2,870	$3,090	$2,723

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 27	PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(Dollars and Shares in Thousands)

	2007	2006	2005
Cash Flows From Operating Activities
Net Income	$2,870	$3,090	$2,723
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Income of subsidiaries	(3,853)	(3,844)	(3,049)
Depreciation	-	-	114
Net change in:
Other assets	(453)	(139)	(110)
Other liabilities	774	149	(338)
Net Cash Used in Operating Activities	(662)	(736)	(1,020)

Cash Flows From Investing Activities
Payment for the purchase of property	-	-	(177)
Proceeds from the sale of property	-	-	2,111
Investment in subsidiary	(4,300)	(6,510)	(4,550)
Net Cash Used Investing Activities	(4.300)	(6,510)	(2,616)

Cash Flows From Financing Activities
Net proceeds for trust preferred securities	-	5,000	-
Exercise of stock options	28	275	141
Net Cash Provided by Financing Activities	28	5,275	141

Net Increase in Cash and Cash Equivalents	(4,934)	(1,971)	(3,495)
Cash and Cash Equivalents, Beginning of year	5,041	7,012	10,507
Cash and Cash Equivalents, End of Year	$107	$5,041	$7,012

NOTE 27    SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2007 Quarters
(Dollars in thousands)	Fourth	Third	Second	First
Income statement
Interest income	$ 13,721	$13,552	$12,470	$11,705
Interest expense	6,886	6,719	6,210	5,923
Net interest income	6,835	6,833	6,260	5,782
Noninterest income	1,344	1,258	1,047	1,001
Total revenue	8,179	8,091	7,307	6,783
Provision for credit losses	1,300	1,800	440	300
Noninterest expense	6,338	6,372	5,602	5,360
Income before income taxes	541	(81)	1,265	1,123
Income tax expense (benefit)	(1)	(706)	364	321
Net income	542	625	901	802
Average common shares issued and outstanding	9,959,477	9,958,923	9,957,529	9.955,437
Average diluted common shares issued and outstanding	10,282,014	10,402,413	10,303,430	10,384,839
Period end balance sheet
Total loans and leases	682,260	661,377	635,362	591,370
Total assets	765,951	745,483	740,474	661,125
Total deposits	657,033	663,825	635,700	586,621
Total shareholders' equity	45,249	44,709	44,066	43,163

NEW PEOPLES BANKSHARES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
NOTE 27 SELECTED QUARTERLY INFORMATION (UNAUDITED)
	2006 Quarters
(Dollars in thousands)	Fourth		Third		Second		First
Income statement
Interest income	$ 11,461	$	$ 10,848	$	$ 9,965	$	$ 9,006
Interest expense	5,956		5,206		4,406		3,826
Net interest income	5,506		5,642		5,559		5,180
Noninterest income	974		847		865		774
Total revenue	6,480		6,489		6,424		5,954
Provision for credit losses	312		260		393		312
Noninterest expense	5,379		5,056		4,851		4,518
Income before income taxes	789		1,173		1,179		1,124
Income tax expense	172		337		360		307
Net income	617		836		820		817
Average common shares issued and outstanding	9,952,945		9,950,992		9,943,176		9,909,206
Average diluted common shares issued and outstanding	10,385,397		10,387,389		10,410,740		10,337,406
Period end balance sheet
Total loans and leases	$ 569,198		$ 547,483		$ 523,802		$ 490,447
Total assets	635,819		620,506		583,664		547,643
Total deposits	572,187		542,985		511,315		476,852
Total shareholders' equity	42,346		41,705		40,857		39,880

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting is included in Item 8 of this annual report and is incorporated herein by reference.  The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Brown, Edwards & Company, L.L.P., the independent registered public accounting firm which also audited the Company's consolidated financial statements, as stated in its report which is included in Item 8 of this annual report and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

  Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within New Peoples to disclose material information otherwise required to be set forth in our periodic reports.

Item 9B.	Other Information

None

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for New Peoples' 2008 Annual Meeting of Shareholders (2008 Proxy Statement) to be held on May 22, 2008.

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the captions "Election of Directors," "Executive Officers Who Are Not Directors," "Corporate Governance and the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained under the captions "Director Compensation" and "Executive Compensation" and "Related Party Transactions" in the 2008 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" in the 2008 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information contained under the caption "Transactions with Management" and "Corporate Governance and the Board of Directors" in the 2008 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information contained under the caption "Audit Information" in the 2008 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

(a)(1)    The response to this portion of Item 15 is included in Item 8 above.

(a)(2)     The response to this portion of Item 15 is included in Item 8 above.

(a)(3)     The following exhibits are filed as part of this Form 10-K:

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

____________________________________
Denotes management contract.

   (b)   Exhibits - See Item 15(a)(3) above.
   (c)   Financial Statement Schedules - See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
Date:	March 17, 2008

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date:	March 17, 2008

POWER OF ATTORNEY

Each of the undersigned hereby appoints Kenneth D. Hart and C. Todd Asbury, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the "Registrant"), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the "Commission") in respect thereof, in connection with the preparation and filing with the Commission of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Report"), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KENNETH D. HART	President and	March 17, 2008
Kenneth D. Hart	Chief Executive Officer
(Principal Executive Officer)

/s/ C. TODD ASBURY	Senior Vice President	March 17, 2008
C. Todd Asbury	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/TIM BALL	Director	March 17, 2008
Tim Ball

/s/JOE CARTER	Director	March 17, 2008
Joe Carter

/s/JOHN D. COX	Director	March 17, 2008
John D. Cox

/s/CHARLES H. GENT	Director	March 17, 2008
Charles H. Gent

/s/HAROLD LYNNE KEENE	Director	March 17, 2008
Harold Lynne Keene

Signature	Capacity	Date

/s/FRANK KILGORE	Director	March 17, 2008
Frank Kilgore

/s/JOHN MAXFIELD	Director	March 17, 2008
John Maxfield

/s/MICHAEL G. MCGLOTHLIN	Director	March 17, 2008
Michael G. McGlothlin

/s/FRED MEADE	Director	March 17, 2008
Fred Meade

/s/BILL ED SAMPLE	Director	March 17, 2008
Bill Ed Sample

/s/STEPHEN H. STARNES	Director	March 17, 2008
Stephen H. Starnes

/s/WILLIAM C. WAMPLER, JR.	Director	March 17, 2008
William C. Wampler, Jr.

/s/B. SCOTT WHITE	Director	March 17, 2008
B. Scott White

EXHIBIT INDEX

2	Agreement and Plan of Share Exchange dated August 15, 2001 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2001)
3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004)

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

____________________________________
Denotes management contract.