Form 10-Q
period 2008-03-30
NEW PEOPLES BANKSHARES INC
filed 2008-05-12
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

9,963,982 shares of common stock, par value $2.00 per share, outstanding as of May 6, 2008

NEW PEOPLES BANKSHARES, INC.

INDEX

Page

PART I	FINANCIAL INFORMATION	2

Item 1.	Financial Statements

Consolidated Statements of Income – Three Months
Ended March 31, 2008 and 2007	2

Consolidated Balance Sheets – March 31, 2008 and
December 31, 2007	3

Consolidated Statements of Changes in Stockholders’ Equity –
Three Months Ended March 31, 2008 and 2007	4

Consolidated Statements of Cash Flows - Three Months
Ended March 31, 2008 and 2007	5

Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION	13

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES	14

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2008	2007
INTEREST AND DIVIDEND INCOME
Loans including fees	$13,233	$11,550
Federal funds sold	10	69
Investments	88	86
Total Interest and Dividend Income	13,331	11,705

INTEREST EXPENSE
Deposits
Demand	53	36
Savings	123	112
Time deposits	5,784	5,444
Interest on FHLB Advances	361	12
Interest on Other borrowings	10	-
Interest on Trust Preferred Securities	279	319
Total Interest Expense	6,610	5,923

NET INTEREST INCOME	6,721	5,782
PROVISION FOR LOAN LOSSES	250	300

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,471	5,482

NONINTEREST INCOME
Service charges	637	563
Fees, commissions and other income	636	332
Life insurance investment income	111	106
Total Noninterest Income	1,384	1,001

NONINTEREST EXPENSES
Salaries and employee benefits	3,920	3,254
Occupancy expense	1,164	837
Other real estate	8	-
Other operating expenses	1,698	1,269
Total Noninterest Expenses	6,790	5,360

INCOME BEFORE INCOME TAXES	1,066	1,123

INCOME TAX EXPENSE	299	321

NET INCOME	$766	$802

Earnings Per Share
Basic	$0.08	$0.08
Fully Diluted	$0.07	$0.08

Average Weighted Shares of Common Stock
Basic	9,962,816	9,955,437
Fully Diluted	10,285,135	10,384,839

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

ASSETS	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Cash and due from banks	$24,050	$20,195
Federal funds sold	1,278	2,062
Total Cash and Cash Equivalents	25,328	22,257

Investment securities
Available-for-sale	4,480	4,974

Loans receivable	680,350	682,260
Allowance for loan losses	(6,570)	(6,620)
Net Loans	673,780	675,640

Bank premises and equipment, net	35,379	34,892
Equity securities (restricted)	3,540	4,258
Other real estate owned	1,499	2,051
Accrued interest receivable	4,724	4,969
Life insurance investments	9,839	9,745
Goodwill and other intangibles	4,778	4,829
Other assets	3,242	2,336

Total Assets	$766,589	$765,951

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$93,812	$83,680
Interest-bearing	28,815	26,857
Savings deposits	50,827	44,721
Time deposits	503,976	501,775
Total Deposits	677,430	657,033

Federal Home Loan Bank advances	21,185	42,434
Accrued interest payable	2,670	2,822
Accrued expenses and other liabilities	2,247	1,917
Other borrowings	500	-
Trust preferred securities	16,496	16,496

Total Liabilities	720,528	720,702

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 12,000,000 shares authorized; 9,963,982 and 9,959,477 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	19,928	19,919
Additional paid-in-capital	21,504	21,484
Retained earnings	4,605	3,839
Accumulated other comprehensive income	24	7

Total Stockholders’ Equity	46,061	45,249

Total Liabilities and Stockholders’ Equity	$766,589	$765,951

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total Shareholders’ Equity	Compre-hensive Income (Loss)
Balance, December 31, 2006	7,657	$15,314	$21,465	$5,565	$2	$42,346	$3,107
Net Income				802		802	$802
Stock Options Exercised	2	4	11			15
Balance, March 31, 2007	7,659	$15,314	$21,476	$6,367	$2	$43,163	$802

Balance, December 31, 2007	9,959	$19,919	$21,484	$3,839	$7	$45,249	$2,875
Net Income				766		766	$766
Net of unrealized gain on available-for-sale securities, net of $9 tax					17	17	17
Stock Options Exercised	5	9	20			29
Balance, March 31, 2008	9,964	$19,928	$21,504	$4,605	$24	$46,061	$783

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(IN THOUSANDS)

(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$766	$802
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	894	624
Provision for loan losses	250	300
Income on life insurance, net	(94)	(90)
Loss on sale of foreclosed real estate	8	-
Amortization (accretion) of bond premiums	(6)	(6)
Amortization of core deposit intangible	51	-
Net change in:
Interest receivable	245	(311)
Other assets	(906)	(570)
Accrued expenses and other liabilities	178	420
Net Cash Provided by Operating Activities	1,386	1,169

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in loans	1,610	(22,218)
Proceeds from sale and maturities of securities
available-for-sale	4,017	-
Purchase of securities available for sale	(3,500)	(989)
Redemption (purchase) of Federal Home Loan Bank stock	718	(573)
Payments for the purchase of property	(1,381)	(1,700)
Net change in other real estate owned	544	(521)
Net Cash Provided by (Used in) Investing Activities	2,008	(26,001)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock options exercised	29	15
Proceeds from (Repayments to) Federal Home Loan Bank	(21,249)	9,635
Proceeds from other borrowings	500	-
Net change in:
Demand and savings deposits	18,196	8,379
Time deposits	2,201	6,055
Net Cash Provided by (Used in) Financing Activities	(323)	24,084

Net increase (decrease) in cash and cash equivalents	3,071	(748)

Cash and Cash Equivalents, Beginning of Period	22,257	19,881
Cash and Cash Equivalents, End of Period	$25,328	$19,133

Supplemental Disclosure of Cash Paid During
the Period for:
Interest	$6,458	$5,786
Tax payments	$325	$-

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (“the Company”) is a financial holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (“the Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. In addition, as a member of the Federal Reserve System, the Bank is also subject to regulation by the Board of Governors of the Federal Reserve System. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. In 2004 and 2006, the Company established NPB Capital Trust I and 2, respectively, for the purpose of issuing trust preferred securities.

NOTE 2	ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2008, and the results of operations for the three month periods ended March 31, 2008 and 2007. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
March 31, 2008
Available for Sale
U.S. Government Agencies	$4,000	$25	$-	$4,025
Mortgage backed Securities	444	11	-	455
Total Securities AFS	$4,444	$36	$-	$4,480

December 31, 2007
Available for Sale
U.S. Government Agencies	$4,494	$8	$-	$4,502
Mortgage backed Securities	468	4	-	472
Total Securities AFS	$4,962	$12	$-	$4,974

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $3.5 million and $4.3 million at March 31, 2008 and December 31, 2007, respectively.

The amortized cost and fair value of investment securities at March 31, 2008, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3	INVESTMENT SECURITIES: (continued)

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$500	$504	4.99%
Due after one year through five years	3,944	3,976	3.77%
Total	$4,444	$4,480	3.91%

Investment securities with a carrying value of $3.9 million and $3.5 million at March 31, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 4	LOANS:

Loans receivable outstanding are summarized as follows:

	March 31,	December 31,
(Dollars are in thousands)	2008	2007
Commercial, financial and agricultural	$120,045	$121,198
Real estate - construction	38,363	38,420
Real estate - mortgages	463,086	463,079
Installment loans to individuals	58,856	59,563
Total Loans	$680,350	$682,260

The following is a summary of information at March 31, 2008 and December 31, 2007 pertaining to nonperforming assets:

	March 31,	December 31,
(Dollars are in thousands)	2008	2007
Principal:
Nonaccrual loans	$2,875	$2,946
Other real estate owned	1,499	2,051
Loans past due 90 days or more still accruing interest	527	267
Total nonperforming assets	$4,901	$5,264

NOTE 5	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses are as follows:

	For the Three Months Ended
	March 31,	March 31,
(Dollars are in thousands)	2008	2007
Balance, Beginning of Period	$6,620	$4,870
Provision for loan losses	250	300
Recoveries of loans charged off	20	32
Loans charged off	(320)	(78)
Balance, End of Period	$6,570	$5,124
Percentage of Loans	0.97%	0.87%

NOTE 6	EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury Method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7	FAIR VALUE:

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS157”) which provides a framework for measuring and disclosing the fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an exchange market, as well as U. S. Treasury, other U. S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally included certain derivative contracts and impaired loans.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structured or long-term derivative contracts.

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $4.5 million at March 31, 2008, are the only assets whose fair values are measured on a recurring basis using Level 1 inputs from active market quotes.

Loans - The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $8.5 million.

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

Overview

For the first quarter of 2008, the Company’s total assets were $766.6 million as compared to $766.0 million at December 31, 2007. Total deposits grew $20.4 million, or 3.10%, to $677.4 million at March 31, 2008 from $657.0 million at December 31, 2007. Total loans decreased slightly to $680.4 million at March 31, 2008 from $682.3 million at year end 2007.

Net income for the quarter ended March 31, 2008 was $766 thousand, as compared to $802 thousand for the same period ended March 31, 2007. Basic net income per share was $0.08 for the quarters ended March 31, 2008 and 2007. Interest rate cuts by the Federal Reserve Board of Governors during the first quarter negatively impacted our net interest margin as loans repriced more quickly than interest bearing deposits. We anticipate this to improve throughout 2008, as higher cost deposits reprice at lower interest rates; consequently, improving the net interest margin. In addition, noninterest expenses are higher in the first quarter of 2008 as compared to 2007 as a result of the five new branches added during 2007.

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

Balance Sheet Changes

At March 31, 2008, total assets were $766.6 million, an increase of $638 thousand, or 0.08%, over December 31, 2007.

Deposits continued growing and totaled $677.4 million at March 31, 2008, an increase of $20.4 million, or 3.10%, from $657.0 million at December 31, 2007. Nearly half of the deposit growth was in non-interest bearing demand deposits. This category of deposits grew $10.1 million, or 12.11%, to $93.8 million at March 31, 2008 from $83.7 million at year-end 2007. This is the result of a continued growth of core deposits in the branches we have established both with consumer and commercial customers at the new branches and some of the existing branches. Another indicator of increased core deposit growth occurred in total savings deposits increasing from $44.7 million at December 31, 2007 to $50.8 million, an increase of $6.1 million or 13.65%. Time deposits slightly grew to $504.0 million from $501.8 million, an increase of $2.2 million, or 0.44%.

The increase of funds from deposits was used to decrease borrowings from the Federal Home Loan Bank from $42.4 million at December 31, 2007 to $21.2 million at March 31, 2008. This is a decrease of $21.2 million or 50.08%.

Total loans decreased $1.9 million, or 0.28%, to $680.4 million at March 31, 2008 from $682.3 million at December 31, 2007. We have purposely kept loan levels relatively the same as we work to minimize credit risks in the loan portfolio in the economic downturn.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

Net interest income increased to $6.7 million as of March 31, 2008 from $5.8 million for the same period in 2007. This is an increase of $939 thousand, or 16.25% as a result of increased loan and deposit volume from new and existing branches. Total interest income increased $1.6 million, or 13.89%, to $13.3 million for first quarter 2008 from $11.7 million in 2007. Interest expense grew at a slower pace as interest rates decreased during the first quarter of 2008. Total interest expense increased by $687 thousand, or 11.59%, to $6.6 million as of March 31, 2008 from $5.9 million in 2007. The net interest margin for the first quarter of 2008 was 3.88% and was slightly lower than 3.93% for the same period in 2007. With the Federal Reserve interest rate cuts to help stimulate the economy during the first quarter of 2008, the immediate impact of these changes resulted in a lower rate for earning assets as they reprice more quickly than our deposits. We anticipate the net interest margin to improve throughout 2008 as short term certificates of deposits reprice at lower interest rates.

At March 31, 2008, we had a negative cumulative gap rate sensitivity ratio of 30.50% for the one year re-pricing period, compared to a negative cumulative gap of 32.86% at December 31, 2007. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. We believe as our liabilities reprice more quickly than our assets in the near future, our cost of funds will decrease more quickly than our yield on earning assets. We are strategically positioned to improve earnings in this low interest rate environment.

Provision for Loan Losses

The provision for loan losses was $250 thousand for the first quarter of 2008 compared with $300 thousand for the same period in 2007. The allowance for loan losses was $6.6 million at March 31, 2008 and December 31, 2007. The ratio of the allowance for loan losses to total loans was 0.97% at March 31, 2008 and at the end of 2007. Net loans charged off for the first quarter of 2008 were $300 thousand as compared to $46 thousand for the first quarter of 2007. Of the $300 thousand net charge offs in 2008, $223 thousand, or 74.33%, were related to three credits that were charged off as the result of a similar related suspected fraud incident. Recovery efforts on these credits are being aggressively pursued by legal counsel.

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

Certain risks exist in the Bank’s loan portfolio. Since the Bank began in 1998, we have experienced significant loan growth each year. Although we have experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. Recent expansions into new markets increase potential credit risk. In addition, a majority of the loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose potential threats. Local real estate market values have been and remain stable, while national real estate markets have experienced a downturn. It is uncertain as to when or if local real estate values will be impacted. We do not believe that there will be a severely negative effect in our market area, but we deem it prudent to assign more of the allowance to these types of loans. The market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn. However, we do not foresee this happening in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Given the current market environment and the risks in the Bank’s loan portfolio, we are addressing them by making the following improvements to the credit administration process. In January 2008, we hired a Chief Credit Officer to oversee the credit administration function of the Bank. We also have further evaluated our loan portfolio by engaging a third party loan review company who conducted a loan review in January 2008. We are currently reorganizing the credit administration area to create greater efficiency and to enhance the credit underwriting process. In addition, a new loan policy is being developed better addressing the risk factors.

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss and these credits are considered impaired. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans decreased to $8.5 million with a valuation allowance of $933 thousand at March 31, 2008 as compared to $9.6 million in impaired loans with a $1.2 million valuation allowance at December 31, 2007. Great efforts are being made to minimize future losses on these credits.

As economic conditions and performance of our loans change, it is possible that future increases may be needed to the allowance for loan losses.

As of March 31, 2008, there were 44 loans in non-accrual status totaling $2.9 million, or 0.42% of total loans. At December 31, 2007, there were 57 non-accrual loans totaling $2.9 million, or 0.43% of total loans. Loans past due greater than 90 days and still accruing interest totaled $527 thousand, or 0.08% of total loans, at March 31, 2008 as compared to $267 thousand, or 0.04% of total loans at December 31, 2007. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

Noninterest Income

Noninterest income increased to $1.4 million in the first quarter of 2008 from $1.0 million in 2007. The $383 thousand, or 38.26%, increase is primarily related to increased overdraft fee income on deposit accounts generated through operational growth and increased fee income earned by our subsidiary, NPB Financial Services. Noninterest income as a percentage of average assets (annualized) was 0.72% and 0.50% as of March 31, 2008 and 2007, respectively.

Noninterest Expense

Noninterest expense totaled $6.8 million for the first quarter of 2008 as compared to $5.4 million for the first quarter of 2007. The $1.4 million increase was largely due to additional staffing and expenses associated with the 3 new branches opened, 2 branches purchased, the general growth in operations, and increased FDIC assessments. Salaries and benefits increased $666 thousand, or 20.45%, from $3.3 million for the first quarter of 2007 to $3.9 million for the same period in 2008. We expect noninterest expense to increase for the remainder of 2008 but at a lesser pace than prior years as we implement cost reductions in operations. Noninterest expense as a percentage of average assets (annualized) increased to 3.55% for the first quarter of 2008 as compared to 3.31% for the first quarter of 2007.

Our efficiency ratio, which is defined as noninterest expense less intangible expenses divided by the sum of net interest income plus noninterest income, was 83.13% for the first quarter of 2008 as compared to 79.02% for the same period in 2007. This was higher as the result of additional staffing for new branches in 2007. The ratio of assets to full-time equivalent employees was $2.1 million at March 31, 2008 and December 31, 2007, respectively.

Capital

Total capital at the end of the first quarter of 2008 was $46.1 million as compared to $45.2 million at the end of December 31, 2007. The increase is the result of retained earnings for the quarter. Regulatory capital ratios remain in excess of regulatory requirements.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to grow at a much slower pace than in the earlier years of operation. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Liquidity

At March 31, 2008 and December 31, 2007, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $25.3 and $22.3 million, respectively. At March 31, 2008, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $560 thousand, which is net of those securities pledged as collateral for public funds.

Our loan to deposit ratio was 100.43% at March 31, 2008 and 103.84% at year end 2007. We anticipate this ratio to remain about the same in the near future. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

At March 31, 2008, we had borrowings from the Federal Home Loan Bank totaling $21.2 million as compared to $42.4 million at December 31, 2007. Of these borrowings, $6.0 million are overnight and subject to interest rate changes daily. The remaining $15.2 million are term notes which mature in the year 2012. These borrowings are advanced from a $103.6 million line of credit which is secured by a blanket lien on residential real estate loans.

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

Off Balance Sheet Items

There have been no material changes to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Contractual Obligations

There have been no material changes during the quarter ended March 31, 2008 to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2009. Early adoption is not permitted.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the guidance on a prospective basis to derivative loan commitments issues or modified in the first quarter of 2008 and thereafter. As the Company does not retain servicing rights on secondary market loans application of this view did not impact our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risks faced by the Company since December 31, 2007. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
Date:	May 9, 2008

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date:	May 9, 2008

Exhibit Index

No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.