Form 10-Q
period 2008-06-30
NEW PEOPLES BANKSHARES INC
filed 2008-08-11
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

9,999,262 shares of common stock, par value $2.00 per share, outstanding as of August 4, 2008.

NEW PEOPLES BANKSHARES, INC.

INDEX

Page

PART I	FINANCIAL INFORMATION	2

Item 1	Financial Statements	2

Consolidated Statements of Income - Six Months Ended June 30, 2008 and 2007	2

Consolidated Statements of Income - Three Months Ended June 30, 2008 and 2007	3

Consolidated Balance Sheets - June 30, 2008 and December 31, 2007	4

Consolidated Statements of Changes in Stockholders' Equity - Six Months Ended June 30, 2008 and 2007	5

Consolidated Statements Of Cash Flows - Six Months Ended June 30, 2008 and 2007	6

Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION	14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES	16

Part I	Financial Information
Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2008	2007
INTEREST AND DIVIDEND INCOME
Loans including fees	$25,995	$23,902
Federal funds sold	13	76
Investments	223	196
Total Interest and Dividend Income	26,231	24,174

INTEREST EXPENSE
Deposits
Demand	110	72
Savings	256	228
Time deposits	10,851	10,726
FHLB Advances	644	469
Line of credit borrowing	14	-
Trust Preferred Securities	494	638
Total Interest Expense	12,369	12,133

NET INTEREST INCOME	13,862	12,041
PROVISION FOR LOAN LOSSES	550	740

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	13,312	11,301

NONINTEREST INCOME
Service charges	1,331	1,167
Fees, commissions and other income	1,258	667
Life insurance investment income	223	214
Total Noninterest Income	2,812	2,048

NONINTEREST EXPENSES
Salaries and employee benefits	7,717	6,552
Occupancy expense	2,136	1,699
Other real estate	53	-
Other operating expenses	3,472	2,712
Total Noninterest Expenses	13,378	10,963

INCOME BEFORE INCOME TAXES	2,746	2,386

INCOME TAX EXPENSE	816	683

NET INCOME	$1,930	$1,703

Earnings Per Share
Basic	$0.19	$0.17
Fully Diluted	$0.19	$0.16

Average Weighted Shares of Common Stock
Basic	9,969,349	9,956,677
Fully Diluted	10,246,540	10,401,427

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2008	2007
Loans including fees	$12,762	$12,352
Federal funds sold	3	7
Investments	135	111
Total Interest and Dividend Income	12,900	12,470

INTEREST EXPENSE
Deposits
Demand	58	36
Savings	134	116
Time deposits	5,067	5,282
FHLB Advances	283	457
Line of credit borrowing	3	-
Trust Preferred Securities	216	319
Total Interest Expense	5,761	6,210

NET INTEREST INCOME	7,139	6,260
PROVISION FOR LOAN LOSSES	300	440

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,839	5,820

NONINTEREST INCOME
Service charges	694	604
Fees, commissions and other income	623	335
Life insurance investment income	112	108
Total Noninterest Income	1,429	1,047

NONINTEREST EXPENSES
Salaries and employee benefits	3,797	3,297
Occupancy expense	972	862
Other real estate	46	-
Other operating expenses	1,775	1,443
Total Noninterest Expenses	6,590	5,602

INCOME BEFORE INCOME TAXES	1,680	1,265

INCOME TAX EXPENSE	518	364

NET INCOME	$1,162	$901

Earnings Per Share
Basic	$0.12	$0.09
Fully Diluted	$0.11	$0.09

Average Weighted Shares of Common Stock
Basic	9,975,883	9,957,529
Fully Diluted	10,209,762	10,303,430

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Cash and due from banks	$26,816	$20,195
Federal funds sold	233	2,062
Total Cash and Cash Equivalents	27,049	22,257

Investment securities
Available-for-sale	4,385	4,974

Loans receivable	702,425	682,260
Allowance for loan losses	(6,693)	(6,620)
Net Loans	695,732	675,640

Bank premises and equipment, net	36,118	34,892
Equity securities (restricted)	5,289	4,258
Other real estate owned	1,446	2,051
Accrued interest receivable	4,900	4,969
Life insurance investments	9,933	9,745
Goodwill and other intangibles	4,726	4,829
Other assets	3,472	2,336

Total Assets	$793,050	$765,951

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$89,946	$83,680
Interest-bearing	31,224	26,857
Savings deposits	53,188	44,721
Time deposits	485,394	501,775
Total Deposits	659,752	657,033

Federal Home Loan Bank advances	60,056	42,434
Accrued interest payable	2,168	2,822
Accrued expenses and other liabilities	2,680	1,917
Line of credit borrowing	4,513	-
Trust preferred securities	16,496	16,496

Total Liabilities	745,665	720,702

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 9,996,402 and 9,959,477 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	19,993	19,919
Additional paid-in-capital	21,640	21,484
Retained earnings	5,769	3,839
Accumulated other comprehensive income	(17)	7

Total Stockholders’ Equity	47,385	45,249

Total Liabilities and Stockholders’ Equity	$793,050	$765,951

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares Of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Total Shareholders’ Equity	Compre- hensive Income (Loss)
Balance, December 31, 2006	7,657	$15,314	$21,465	$5,565	$2	$42,346
Net Income				1,703		1,703	$1,703
Unrealized loss on available for-sale securities, net of tax of $3					(5)	(5)	(5)
Stock Options Exercised	3	6	16			22
Balance, June 30, 2007	7,660	$15,320	$21,481	$7,268	$(3)	$44,066	$1,698

Balance, December 31, 2007	9,959	$19,919	$21,484	$3,839	$7	$45,249
Net Income				1,930		1,930	$1,930
Unrealized loss on available for-sale securities, net of tax of $10					(24)	(24)	(24)
Stock Options Exercised	37	74	156			230
Balance, June 30, 2008	9,996	$19,993	$21,640	$5,769	$(17)	$47,385	$1,906

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(IN THOUSANDS)

(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,930	$1,703
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,576	1,444
Provision for loan losses	550	740
Income on life insurance, net	(188)	(182)
Loss on sale of foreclosed real estate	52	-
Gain on sale of fixed assets	3
Amortization of core deposit intangible	103	-
Amortization (Accretion) of bond premiums	13	(11)
Net change in:
Interest receivable	69	(1,000)
Other assets	(1,136)	(745)
Accrued expenses and other liabilities	109	462
Net Cash Provided by (Used in) Operating Activities	3,081	2,411

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in loans	(20,642)	(52,719)
Proceeds from sale and maturities of securities
available-for-sale	4,052	1,000
Purchase of securities available for sale	(3,500)	(1,487)
Purchase of Federal Home Loan Bank stock	(1,031)	(2,433)
Acquisition of branches
Loans acquired	-	(13,691)
Deposits assumed	-	60,380
Bank premises	-	(1,178)
Goodwill and other intangibles	-	(4,801)
Payments for the purchase of property	(2,805)	(3,506)
Net change in other real estate owned	553	(480)
Net Cash Provided by (Used in) Investing Activities	(23,373)	(18,915)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock options exercised	230	22
Proceeds from Federal Home Loan Bank advances	17,622	38,960
Net change in:
Demand and savings deposits	19,100	5,849
Time deposits	(16,381)	(2,716)
Proceeds from line of credit borrowing	4,513
Net Cash Provided by (Used in) Financing Activities	25,084	42,115

Net increase in cash and cash equivalents	4,792	25,611

Cash and Cash Equivalents, Beginning of Period	22,257	19,881
Cash and Cash Equivalents, End of Period	$27,049	$45,492

Supplemental Disclosure of Cash Paid During
the Period for:
Interest	$11,715	$11,902
Tax payments	$675	$758

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

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

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2008, and the results of operations for the six month and three month periods ended June 30, 2008 and 2007. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the six month and three month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
June 30, 2008
Available for Sale
U.S. Government Agencies	$4,000	$-	$29	$3,971
Mortgage backed Securities	412	2	-	414
Total Securities AFS	$4,412	$2	$29	$4,385

December 31, 2007
Available for Sale
U.S. Government Agencies	$4,494	$8	$-	$4,502
Mortgage backed Securities	468	4	-	472
Total Securities AFS	$4,962	$12	$-	$4,974

At June 30, 2008 and December 31, 2007, all securities were classified as available for sale.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $5.3 million and $4.3 million at June 30, 2008 and December 31, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3	INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at June 30, 2008, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$500	$502	4.99%
Due after one year through five years	3,912	3,883	3.77%
Total	$4,412	$4,385	3.91%

Investment securities with a carrying value of $3.9 million and $3.2 million at June 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 4	LOANS:

Loans receivable outstanding are summarized as follows:

	June 30,	December 31,
(Dollars are in thousands)	2008	2007
Commercial, financial and agricultural	$118,522	$121,198
Real estate - construction	37,314	38,420
Real estate - mortgages	487,003	463,079
Installment loans to individuals	59,586	59,563
Total Loans	$702,425	$682,260

The following is a summary of information at June 30, 2008 and December 31, 2007 pertaining to nonperforming assets:

	June 30,	December 31,
(Dollars are in thousands)	2008	2007
Principal:
Nonaccrual loans	$2,736	$2,946
Other real estate owned	1,446	2,051
Loans past due 90 days or more still accruing interest	32	267
Total nonperforming assets	$4,214	$5,264

At June 30, 2008, impaired loans totaled $3.3 million with a valuation allowance of $912 thousand. At December 31, 2007, impaired loans totaled $9.6 million with a valuation allowance of $1.2 million.

NOTE 5	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Six Months Ended
	June 30,	June 30,
(Dollars are in thousands)	2008	2007
Balance, Beginning of Period	$6,620	$4,870
Provision for loan losses	550	740
Recoveries of loans charged off	45	44
Loans charged off	(522)	(290)
Balance, End of Period	$6,693	$5,364
Percentage of Loans	0.95%	0.84%

NOTE 6	EARNINGS PER SHARE:

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

On June 5, 2008, a majority of the shareholders voted in favor of amending the articles of incorporation to increase the authorized number of common stock from 12 million shares to 50 million shares. The amendment to the articles of incorporation was made on June 24, 2008.

NOTE 8	LINE OF CREDIT:

In June 2008, the Company obtained a three year revolving line of credit totaling $6.5 million from Silverton Bank. This line of credit replaced the existing line of credit totaling $1.5 million. The interest rate is priced at Wall Street Journal Prime, or 5.00% at June 30, 2008, and will change as the Wall Street Journal Prime rate changes, subject to a floor rate of 5.00%. Collateral for the line of credit is the subsidiary, New Peoples Bank, Inc. common stock. The balance at June 30, 2008 was $4.5 million with $2.0 million available for future draws. The purpose of the line of credit is for general operations and capital injections to the subsidiaries.

NOTE 9	FAIR VALUE:

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

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $4.4 million June 30, 2008, are the only assets whose fair values are measured on a recurring basis using Level 1 inputs from active market quotes.

Loans – The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $3.3 million.

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

Overview

At June 30, 2008, the Company’s total assets were $793.1 million as compared to $766.0 million at December 31, 2007. Total loans increased to $702.4 million at June 30, 2008 from $682.3 million at year end 2007. Total deposits were $660.0 million at June 30, 2008 from $657.0 million at December 31, 2007.

The Company had a record net income for the quarter ended June 30, 2008 of $1.2 million, as compared to $901 thousand for the same period ended June 30, 2007. Net income for the six months ended June 30, 2008 was $1.9 million as compared to $1.7 million for the same period in 2007. Basic net income per share was $0.12 for the quarter ended June 30, 2008 as compared to $0.09 for the quarter ended June 30, 2007. Basic net income per share was $0.19 for the six months ended June 30, 2008 as compared to $0.17 for the same period in 2007.

We intend to expand our franchise in southern West Virginia and open our 31st office in Bluewell, West Virginia in August 2008.

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

Balance Sheet Changes

At June 30, 2008, total assets were $793.0 million, an increase of $27.1 million, or 3.54%, over December 31, 2007.

Total loans increased $20.1 million, or 2.96%, to $702.4 million at June 30, 2008 from $682.3 million at December 31, 2007. We have purposely kept loan growth at a minimum as we remain focused on minimizing credit risks in the loan portfolio in the current economic downturn.

Demand and savings deposits have grown steadily in 2008. Total demand and savings deposits have increased $19.1 million, or 12.30%, during the first half of 2008. This is the result of increased core deposits as newer branches mature, as well as success from new demand deposit products and stronger commercial relationships. Time deposits have decreased in the first six months of 2008 from $501.8 million at December 31, 2007 to $485.4 million at June 30, 2008. We have intentionally reduced our time deposits as they are relatively more expensive in the current environment than other financing options, such as demand deposits. Overall, total deposits increased slightly to $659.8 million at June 30, 2008 from $657.0 million at December 31, 2007.

We increased borrowings from the Federal Home Loan Bank by $17.6 million, or 41.53%, to $60.1 million at June 30, 2008 from $42.4 million at December 31, 2007. The borrowings include two ten year fixed rate principal reducing borrowings totaling $12.0 million that were obtained in the second quarter of 2008 at an average interest rate of 4.07%. These funds were used to fund real estate loans. The overnight borrowings from the Federal Home Loan Bank have been used to replace higher cost time deposits.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

Net interest income increased $879 thousand, or 14.05%, to $7.1 million for the second quarter of 2008 from $6.3 million for the same period in 2007. Net interest income for the first six months of 2008 increased $1.8 million, or 15.12%, to $13.9 million from $12.0 million in 2007. The increase is the result of increased loan volume and lower cost deposits.

Total interest income increased $430 thousand, or 3.45%, to $12.9 million for second quarter 2008 from $12.5 million in the second quarter of 2007. Total interest income increased $2.1 million for the first six months of 2008 to $26.2 million as compared to $24.2 million for the same period in 2007. Interest income grew at a slower pace in the second quarter of 2008 as a result of the realization of the effects of interest rate cuts by the Federal Reserve in late 2007 and early 2008.

Interest expense was significantly lower at $5.8 million for the quarter ending June 30, 2008 from $6.2 million in the same quarter of 2007. This represents a decrease of $449 thousand, or 7.23%, for the quarterly comparisons. Interest expense of $12.4 million for the first six months of 2008 was $236 thousand higher than $12.1 million for the same period in 2007. As we continue to lower interest expense on our deposits and source of funds, we anticipate interest expense to grow only slightly as a result of volume and not due to interest rates, subject to interest rate volatility.

The net interest margin for the first six months of 2008 was 3.98% and was virtually the same as the same period in 2007, which was 3.99%.   With the Federal Reserve interest rate cuts to help stimulate the economy during the first quarter of 2008, the immediate impact of these changes resulted in a lower rate for earning assets as they repriced more quickly than our deposits. However, we have begun to benefit from these rate cuts as our short term certificates of deposit reprice at lower interest rates. We anticipate the net interest margin to slightly improve throughout 2008 as short term certificates of deposit reprice at lower interest rates and as loan volume increases.

At June 30, 2008, we had a negative cumulative gap rate sensitivity ratio of 32.14% for the one year re-pricing period, compared to a negative cumulative gap of 32.86% at December 31, 2007. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. We believe as our liabilities reprice more quickly than our assets in the near future, our cost of funds will decrease more quickly than our yield on earning assets. We are strategically positioned to improve earnings in this low interest rate environment. We are closely monitoring the interest rate environment and will make changes as deemed necessary.

Provision for Loan Losses

The provision for loan losses was $300 thousand for the second quarter of 2008 compared with $440 thousand for the same period in 2007. For the six months ended June 30, 2008, the provision for loan losses was $550 thousand as compared to $740 thousand in 2007. The allowance for loan losses was $6.7 million at June 30, 2008 and $6.6 million at December 31, 2007. The ratio of the allowance for loan losses to total loans was 0.95% at June 30, 2008 and 0.97% at the end of 2007. Net loans charged off for the first half of 2008 were $522 thousand as compared to $246 thousand for the first half of 2007. Of the $522 thousand net charge offs in 2008, $223 thousand, or 74.33%, were related to three credits that were charged off as the result of a similar related suspected fraud incident. Recovery efforts on these credits are being aggressively pursued by legal counsel.

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

Certain risks exist in the Bank’s loan portfolio. Since the Bank began in 1998, we have experienced significant loan growth each year. Although we have experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. Recent expansions into new markets increase potential credit risk. In addition, a majority of the loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose potential threats. Local real estate market values have been and remain stable, while national real estate markets have experienced a downturn. It is uncertain as to when or if local real estate values will be impacted. We do not believe that there will be a severely negative effect in our market area, but we deem it prudent to assign more of the allowance to these types of loans. In addition, higher fuel costs may have an impact upon small businesses and consumers. The market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn. However, we do not foresee this happening in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

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

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss and these credits are considered impaired. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans decreased to $3.3 million with a valuation allowance of $912 thousand at June 30, 2008 as compared to $9.6 million in impaired loans with a $1.2 million valuation allowance at December 31, 2007. Great efforts are being made to minimize future losses on these credits. As economic conditions and performance of our loans change, it is possible that future increases may be needed to the allowance for loan losses.

As of June 30, 2008, there were 48 loans in non-accrual status totaling $2.7 million, or 0.39% of total loans. At December 31, 2007, there were 57 non-accrual loans totaling $2.9 million, or 0.43% of total loans. Loans past due greater than 90 days and still accruing interest totaled $32 thousand, or 0.005% of total loans, at June 30, 2008 as compared to $267 thousand, or 0.04% of total loans at December 31, 2007. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

Noninterest Income

Noninterest income increased to $1.4 million in the second quarter of 2008 from $1.0 million in 2007. For the six months ending June 30, 2008, noninterest income was $2.8 million as compared to the same period in 2007 of $2.1 million. The increase is primarily related to increased overdraft fee income on deposit accounts generated through operational growth and increased fee income earned by our subsidiary, NPB Financial Services. Noninterest income as a percentage of average assets (annualized) was 0.73% and 0.62% for the six months ended June 30, 2008 and 2007, respectively.

Noninterest Expense

Noninterest expense totaled $6.6 million for the second quarter of 2008 as compared to $5.6 million for the second quarter of 2007. Noninterest expense year-to-date June 30, 2008 was $13.4 million as compared to $11.0 million in 2007. The increase was largely due to additional staffing and expenses associated with the 3 new branches opened, 2 branches purchased, the general growth in operations, and increased FDIC assessments. Salaries and benefits increased $500 thousand, or 15.16%, from $3.3 million for the second quarter of 2007 to $3.8 million for the same period in 2008. We have been evaluating noninterest expenses and making reductions as deemed necessary. This has already resulted in a $123 thousand reduction in salary and benefits expenses when comparing the first quarter of 2008 to the second quarter of 2008. This is being accomplished through attrition. We expect noninterest expense to increase for the remainder of 2008 but at a lesser pace than prior years as we continue to implement cost reductions in operations. Noninterest expense as a percentage of average assets (annualized) increased to 3.48% for the first six months of 2008 as compared to 3.31% for the first six months of 2007.

Our efficiency ratio, which is defined as noninterest expense less intangible expenses divided by the sum of net interest income plus noninterest income, was 76.30% for the second quarter of 2008 as compared to 76.67% for the same period in 2007. The efficiency ratios for the first six months of 2008 and 2007 are 79.61% and 77.81%, respectively. The ratio was higher as the result of additional staffing for new branches in 2007. We anticipate this ratio to continue to improve. The ratio of assets to full-time equivalent employees was $2.2 million and $2.1 million at June 30, 2008 and December 31, 2007, respectively.

Capital

Total capital at the end of the second quarter of 2008 was $47.4 million as compared to $45.2 million at the end of December 31, 2007. The increase is the result of retained earnings for the quarter. Regulatory capital ratios remain in excess of regulatory requirements.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to grow at a much slower pace than in the earlier years of operation. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Line of Credit

On June 30, 2008, the Company obtained a $6.5 million revolving line of credit for operating purposes and future growth. This line of credit replaced a closed end line of credit totaling $1.5 million. The line has a term of 3 years and a variable interest rate equal to Wall Street Journal Prime, subject to a floor rate of 5.00%. The Company pledged as collateral the common stock of its subsidiary, New Peoples Bank, Inc. The total outstanding borrowing on the line of credit is $4.5 million as of June 30, 2008. The Company borrowed against the line $4.0 million and injected this as capital in its subsidiary, New Peoples Bank, Inc. Available credit remaining on the line is $2.0 million.

Liquidity

At June 30, 2008 and December 31, 2007, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $27.0 and $22.3 million, respectively. At June 30, 2008, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $519 thousand, which is net of those securities pledged as collateral for public funds. In the second quarter of 2008, we utilized $7.0 million of our Federal Home Loan Bank line of credit as a letter of credit for public funds. Subsequent to quarter end June 30, 2008, available for sale securities provide $4.0 million in additional sources of liquidity.

At June 30, 2008, we had borrowings from the Federal Home Loan Bank totaling $60.1 million as compared to $42.4 million at December 31, 2007. Of these borrowings, $32.9 million are overnight and subject to interest rate changes daily. Term notes of $15.2 million mature in the year 2012. Two additional borrowings totaling $12.0 million were obtained during the second quarter to fund various real estate loans. These two borrowings are fixed rate, principal reducing to $0 at the maturity in 2018. As mentioned above, we also used the line of credit to issue a letter of credit for $7.0 million to the Treasury Board of Virginia for collateral on public funds. An additional $47.9 million were available on June 30, 2008 on the $103.6 million line of credit which is secured by a blanket lien on residential real estate loans.

Our loan to deposit ratio was 106.47% at June 30, 2008 and 103.84% at year end 2007. We anticipate this ratio to decrease as we open the new branch in Bluewell, West Virginia in the third quarter of 2008. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

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

The Company opened its Annual Meeting of Shareholders on May 22, 2008. As the first order of business at the Annual Meeting, the shareholders elected directors to serve until the 2011 Annual Meeting, as follows:

Directors elected to serve until the 2011 Annual Meeting were:
	For	Withheld
John D. Cox	4,921,763	357,894
Charles H. Gent, Jr.	4,924,623	356,464
A. Frank Kilgore	4,918,877	362,610
Stephen H. Starnes	4,919,417	361,670
William Wampler, Jr.	4,896,049	385,038

Directors continuing to serve until the 2009 Annual Meeting include:
Joe M. Carter
Harold Lynn Keene
John D. Maxfield
Fred W. Meade
Directors continuing to serve until the 2010 Annual Meeting include:
Tim W. Ball
Michael G. McGlothlin
Bill Ed Sample
B. Scott White

Following the election of the directors, the Annual Meeting was adjourned until June 5, 2008, when the Annual Meeting was reconvened to consider an amendment to the Company’s articles of incorporation to increase the authorized shares of common stock from 12,000,000 to 50,000,000.  At the reconvened meeting on June 5, 2008, the amendment to the articles of incorporation was passed with 5,412,884 voting in favor, 904,148 voting against, 125,292 Broker non-votes, and 73,285 abstaining.

No other matters were voted on at the Annual Meeting.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:

No.	Description
3.1	Amended Articles of Incorporation of Registrant (restated in electronic format as of June 24, 2008).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ KENNETH D. HART
Kenneth D. Hart
President and Chief Executive Officer
Date: August 8, 2008

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date: August 8, 2008

Exhibit Index

No.	Description
3.1	Amended Articles of Incorporation of Registrant (restated in electronic format as of June 24, 2008).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.