Form 10-Q
period 2008-09-30
NEW PEOPLES BANKSHARES INC
filed 2008-11-10
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

10,008,842 shares of common stock, par value $2.00 per share, outstanding as of November 4, 2008.

NEW PEOPLES BANKSHARES, INC.

Part I    Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2008	2007
INTEREST AND DIVIDEND INCOME
Loans including fees	$39,214	$37,305
Federal funds sold	31	112
Investments	304	309
Total Interest and Dividend Income	39,549	37,726

INTEREST EXPENSE
Deposits
Demand	173	116
Savings	463	361
Time deposits	15,387	16,778
FHLB Advances	931	634
Line of credit borrowing	71	-
Trust Preferred Securities	710	963
Total Interest Expense	17,735	18,852

NET INTEREST INCOME	21,814	18,874
PROVISION FOR LOAN LOSSES	900	2,540

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	20,914	16,334

NONINTEREST INCOME
Service charges	2,057	1,802
Fees, commissions and other income	1,811	1,181
Life insurance investment income	333	323
Total Noninterest Income	4,201	3,306

NONINTEREST EXPENSES
Salaries and employee benefits	11,731	10,177
Occupancy expense	3,105	2,585
Other real estate	84	-
Other operating expenses	5,345	4,573
Total Noninterest Expenses	20,265	17,335

INCOME BEFORE INCOME TAXES	4,850	2,305

INCOME TAX EXPENSE (BENEFIT)
Current income tax expense	1,525	615
Change in accounting estimate	-	(638)
Total Income Tax Expense (Benefit)	1,525	(23)

NET INCOME	$3,325	$2,328

Earnings Per Share
Basic	$0.33	$0.23
Fully Diluted	$0.32	$0.22

Average Weighted Shares of Common Stock
Basic	9,980,348	9,957,434
Fully Diluted	10,234,909	10,401,759

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2008	2007
Loans including fees	$13,219	$13,403
Federal funds sold	18	36
Investments	81	113
Total Interest and Dividend Income	13,318	13,552

INTEREST EXPENSE
Deposits
Demand	62	44
Savings	207	133
Time deposits	4,536	6,052
FHLB Advances	288	166
Line of credit borrowing	58	-
Trust Preferred Securities	216	324
Total Interest Expense	5,367	6,719

NET INTEREST INCOME	7,951	6,833
PROVISION FOR LOAN LOSSES	350	1,800

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,601	5,033

NONINTEREST INCOME
Service charges	724	635
Fees, commissions and other income	553	514
Life insurance investment income	110	109
Total Noninterest Income	1,387	1,258

NONINTEREST EXPENSES
Salaries and employee benefits	4,015	3,625
Occupancy expense	968	886
Other real estate	31	-
Other operating expenses	1,872	1,861
Total Noninterest Expenses	6,886	6,372

INCOME BEFORE INCOME TAXES	2,102	(81)

INCOME TAX EXPENSE (BENEFIT)
Current income tax expense (benefit)	707	(68)
Change of accounting estimate	-	(638)
Total Income Tax Expense (Benefit)	707	(706)

NET INCOME	$1,395	$625

Earnings Per Share
Basic	$0.14	$0.06
Fully Diluted	$0.14	$0.06

Average Weighted Shares of Common Stock
Basic	10,002,106	9,958,923
Fully Diluted	10,211,898	10,402,413

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Cash and due from banks	$20,469	$20,195
Federal funds sold	360	2,062
Total Cash and Cash Equivalents	20,829	22,257

Investment securities
Available-for-sale	4,404	4,974

Loans receivable	708,556	682,260
Allowance for loan losses	(6,831)	(6,620)
Net Loans	701,725	675,640

Bank premises and equipment, net	36,614	34,892
Equity securities (restricted)	4,256	4,258
Other real estate owned	1,618	2,051
Accrued interest receivable	4,914	4,969
Life insurance investments	10,027	9,745
Goodwill and other intangibles	4,677	4,829
Other assets	3,250	2,336

Total Assets	$792,314	$765,951

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$95,430	$83,680
Interest-bearing	37,655	26,857
Savings deposits	67,226	44,721
Time deposits	485,223	501,775
Total Deposits	685,534	657,033

Federal funds purchased	265	-
Federal Home Loan Bank advances	31,983	42,434
Accrued interest payable	2,025	2,822
Accrued expenses and other liabilities	2,628	1,917
Line of credit borrowing	4,512	-
Trust preferred securities	16,496	16,496

Total Liabilities	743,443	720,702

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 10,008,842 and 9,959,477 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	20,018	19,919
Additional paid-in-capital	21,683	21,484
Retained earnings	7,164	3,839
Accumulated other comprehensive income	6	7

Total Stockholders’ Equity	48,871	45,249

Total Liabilities and Stockholders’ Equity	$792,314	$765,951

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total Shareholders’ Equity	Compre-hensive Income (Loss)
Balance, December 31, 2006	7,657	$15,314	$21,465	$5,565	$2	$42,346
Net Income				2,328		2,328	$2,328
13-for-10 stock split, September 12, 2007	2,298	4,596		(4,596)
Unrealized loss on available- for-sale securities, net of tax of $3					7	7	7
Stock Options Exercised	4	9	19			28
Balance, September 30, 2007	9,959	$19,919	$21,484	$3,297	$9	$44,709	$2,335

Balance, December 31, 2007	9,959	$19,919	$21,484	$3,839	$7	$45,249
Net Income				3,325		3,325	$3,325
Unrealized loss on available- for-sale securities, net of tax of $-					(1)	(1)	(1)
Stock Options Exercised	50	99	199			298
Balance, September 30, 2008	10,009	$20,018	$21,683	$7,164	$6	$48,871	$3,324

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(IN THOUSANDS)

(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,325	$2,328
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,279	1,945
Provision for loan losses	900	2,540
Income on life insurance, net	(282)	(274)
Loss on sale of foreclosed real estate	84	-
Loss on sale of fixed assets	3	-
Amortization of core deposit intangible	152	-
Amortization (Accretion) of bond premiums	(6)	(15)
Deferred tax benefit	-	(638)
Net change in:
Interest receivable	55	(1,521)
Other assets	(914)	(1,075)
Accrued expenses and other liabilities	(86)	4,496
Net Cash Provided by Operating Activities	5,510	7,786

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in loans	(26,985)	(78,851)
Proceeds from sale and maturities of securities
available-for-sale	4,575	1,497
Purchase of securities available for sale	(4,000)	(3,978)
Purchase of Federal Reserve Bank stock	(120)	(128)
(Purchase) Sale of Federal Home Loan Bank stock	122	(621)
Acquisition of branches
Loans acquired	-	(13,691)
Deposits assumed	-	60,380
Bank premises	-	(1,178)
Goodwill and other intangibles	-	(4,795)
Payments for the purchase of property	(4,004)	(5,027)
Net change in other real estate owned	349	(823)
Net Cash Used in Investing Activities	(30,063)	(47,215)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock options exercised	298	26
Proceeds from (Repayments on) Federal Home Loan Bank
advances	(10,451)	11,805
Net change in:
Demand and savings deposits	45,053	13,984
Time deposits	(16,552)	17,274
Proceeds from line of credit borrowing	4,777	-
Net Cash Provided by Financing Activities	23,125	43,089

Net increase (decrease) in cash and cash equivalents	(1,428)	3,660

Cash and Cash Equivalents, Beginning of Period	22,257	19,881
Cash and Cash Equivalents, End of Period	$20,829	$23,541

Supplemental Disclosure of Cash Paid During
the Period for:
Interest	$16,937	$18,924
Tax payments	$1,325	$1,131

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

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

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2008, and the results of operations for the nine month and three month periods ended September 30, 2008 and 2007. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the nine month and three month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
September 30, 2008
Available for Sale
U.S. Government Agencies	$4,000	$-	$2	$3,998
Mortgage backed Securities	394	12	-	406
Total Securities AFS	$4,394	$12	$2	$4,404

December 31, 2007
Available for Sale
U.S. Government Agencies	$4,494	$8	$-	$4,502
Mortgage backed Securities	468	4	-	472
Total Securities AFS	$4,962	$12	$-	$4,974

At September 30, 2008 and December 31, 2007, all securities were classified as available for sale.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $4.3 million and $4.3 million at September 30, 2008 and December 31, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3	INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at September 30, 2008, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due after one year through three years	3,394	3,404	3.54%
Due after year three through five years	1,000	1,000	4.50%
Total	$4,394	$4,404	3.75%

Investment securities with a carrying value of $400 thousand and $3.2 million at September 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 4	LOANS:

Loans receivable outstanding are summarized as follows:

	September 30,	December 31,
(Dollars are in thousands)	2008	2007
Commercial, financial and agricultural	$115,884	$121,198
Real estate – construction	57,610	38,420
Real estate - mortgages	475,780	463,079
Installment loans to individuals	59,282	59,563
Total Loans	$708,556	$682,260

The following is a summary of information at September 30, 2008 and December 31, 2007 pertaining to nonperforming assets:

	September 30,	December 31,
(Dollars are in thousands)	2008	2007
Principal:
Nonaccrual loans	$5,397	$2,946
Other real estate owned	1,618	2,051
Loans past due 90 days or more still accruing interest	2	267
Total nonperforming assets	$7,017	$5,264

At September 30, 2008, impaired loans totaled $6.4 million with a valuation allowance of $457 thousand. At December 31, 2007, impaired loans totaled $9.6 million with a valuation allowance of $1.2 million.

NOTE 5	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Nine Months Ended
	September 30,	September 30,
(Dollars are in thousands)	2008	2007
Balance, Beginning of Period	$6,620	$4,870
Provision for loan losses	900	2,540
Recoveries of loans charged off	82	57
Loans charged off	(771)	(420)
Balance, End of Period	$6,831	$7,047
Percentage of Loans	0.96%	1.07%

NOTE 6	EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6	EARNINGS PER SHARE (Continued):

common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury method.

NOTE 7	FAIR VALUE:

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $4.4 million September 30, 2008, are the only assets whose fair values are measured on a recurring basis using Level 1 inputs from active market quotes.

Loans - The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $6.4 million.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2008:

(Dollars are in thousands	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investments	$-	$4,404	$-
Impaired loans		6,359
Total	$-	$10,763	$-

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including the following: the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future; maintaining capital and liquidity levels adequate to support our growth; maintaining cost controls and asset quality as we open or acquire new branches; reliance on our management team, including our ability to attract and retain key personnel; the successful management of interest rate risk; changes in general economic and business conditions in our market area; changes in interest rates and interest rate policies; risks inherent in making loans such as repayment risks and fluctuating collateral values; competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources; demand, development and acceptance of new products and services; problems with technology utilized by us; changing trends in customer profiles and behavior; changes in banking and other laws and regulations applicable to us; difficult market conditions in the financial services industry; unprecedented current levels of market volatility; the soundness of other financial institutions could adversely affect us; there can be no assurance that recently enacted legislation will stabilize the U.S. financial system; and the impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Overview

The Company had a record net income for the quarter ended September 30, 2008 of $1.4 million as compared to $624 thousand for the same period ended September 30, 2007. Net income for the nine months ended September 30, 2008 was $3.3 million as compared to $2.3 million for the same period in 2007. Basic net income per share was $0.14 for the quarter ended September 30, 2008 as compared to $0.06 for the quarter ended September 30, 2007. Basic net income per share was $0.33 for the nine months ended September 30, 2008 as compared to $0.23 for the same period in 2007.

At September 30, 2008, the Company’s total assets were $792.3 million as compared to $766.0 million at December 31, 2007. Total loans increased to $708.6 million at September 30, 2008 from $682.3 million at year end 2007. Total deposits were $685.6 million at September 30, 2008 from $657.0 million at December 31, 2007.

We opened our 31st office in Bluewell, West Virginia in August 2008.

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

Balance Sheet Changes

At September 30, 2008, total assets were $792.3 million, an increase of $26.4 million, or 3.44%, over December 31, 2007. Total asset growth was flat during the third quarter 2008.

Total loans increased $26.3 million, or 3.85%, to $708.6 million at September 30, 2008 from $682.3 million at December 31, 2007. We have purposely kept loan growth at a minimum as we remain focused on minimizing credit risks in the loan portfolio in the current economic downturn.

Demand and savings deposits have grown steadily in 2008. Total demand and savings deposits have increased significantly during the first nine months of 2008. These core deposits have increased $45.1 million, or 29.02% through September 30, 2008. This is the result of core deposit growth at newer branches, as well as success from new demand deposit products and stronger commercial relationships. Time deposits have decreased in the first nine months of 2008 from $501.8 million at December 31, 2007 to $485.2 million at September 30, 2008. We have intentionally reduced our time deposits as they are relatively more expensive in the current environment than other financing options, such as demand deposits. Overall, total deposits increased $28.5 million, or 4.34%, to $685.5 million at September 30, 2008 from $657.0 million at December 31, 2007.

We decreased borrowings from the Federal Home Loan Bank by $10.4 million, or 24.63%, to $32.0 million at September 30, 2008 from $42.4 million at December 31, 2007. The reduction occurred as overnight borrowings from the Federal Home Loan Bank were replaced by core deposit growth.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

Net interest income increased $1.1 million, or 16.36%, to $8.0 million for the third quarter of 2008 from $6.8 million for the same period in 2007. Net interest income for the first nine months of 2008 increased $2.9 million, or 15.58%, to $21.8 million from $18.9 million in 2007. The increase is the result of increased loan volume and lower cost deposits.

Total interest income slightly decreased by $233 thousand, or 1.72%, to $13.3 million for third quarter 2008 from $13.6 million in the third quarter of 2007. As loans have repriced at lower interest rates resulting from cuts by the Federal Reserve in late 2007 and throughout 2008, the annualized yield on earning assets has decreased from 8.24% for the third quarter of 2007 to 7.44% for the same period in 2008 which is reflected in the decreased interest income on a quarterly comparison. However, due to increased volume in loans for the first nine months of 2008, as compared to 2007, total interest income increased $1.8 million for the first nine months of 2008 to $39.5 million as compared to $37.7 million for the same period in 2007.

Interest expense for the quarter ending September 30, 2008 decreased $1.4 million, or 20.13%, to $5.4 million from $6.7 million in the third quarter of 2007. Interest expense of $17.7 million for the first nine months of 2008 reflects a decrease of $1.1 million, or 5.93%, from $18.9 million in 2007. As deposits and borrowed funds reprice at lower costs, the annualized cost of funds has decreased to 3.74% for the nine months ending September 30, 2008 from 4.51% for the same period in 2007. The annualized cost of funds for the third quarter 2008 was 3.45% as compared to 4.54% for the third quarter of 2007, a decrease of 109 basis points. As interest rates are very low, we anticipate interest expense to continue to decrease slightly as current and new deposit volumes reprice at lower interest rates.

The net interest margin for the third quarter of 2008 was 4.44% as compared to 4.15% for the third quarter of 2007. The net interest margin for the first nine months of 2008 was 4.13% and has increased 8 basis points from the same period in 2007 when it was 4.05%. As deposits are repricing at lower interest rates at maturity, we are experiencing an increase in the net interest margin. With continued rate decreases by the Federal Reserve, we anticipate the net interest margin to slightly improve throughout 2008 as short term certificates of deposit reprice at lower interest rates and as loan volume increases.

At September 30, 2008, we had a negative cumulative gap rate sensitivity ratio of 33.60% for the one year re-pricing period, compared to a negative cumulative gap of 32.86% at December 31, 2007. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. We believe as our liabilities reprice more quickly than our assets in the near future, our cost of funds will decrease more quickly than our yield on earning assets. We are strategically positioned to improve earnings in this low interest rate environment. We are closely monitoring the interest rate environment and will make changes as deemed necessary.

Provision for Loan Losses

The provision for loan losses was $350 thousand for the third quarter of 2008 compared with $1.8 million for the same period in 2007. For the nine months ended September 30, 2008, the provision for loan losses was $900 thousand as compared to $2.5 million in 2007. At September 30, 2007, two impaired credits were identified with an exposure amount of $1.5 million. We made a provision to the allowance for loan losses for this exposure amount. Subsequently, one of the credits with an estimated exposure of $1.0 million at September 30, 2007 has been substantially reduced through payments and liquidation of assets, and it now has an estimated exposure amount at September 30, 2008 of $43 thousand. We obtained additional collateral and a new appraisal on the other credit with an estimated $500 thousand exposure at September 30, 2007. With the underwriting enhancements, this performing loan has no exposure amount at September 30, 2008.. The allowance for loan losses was $6.8 million at September 30, 2008 and $6.6 million at December 31, 2007. The ratio of the allowance for loan losses to total loans was 0.96% at September 30, 2008 and 0.97% at the end of 2007. Net loans charged off for the first nine months of 2008 were $689 thousand as compared to $363 thousand for the first nine months of 2007.

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

Certain risks exist in the Bank’s loan portfolio. Since the Bank began in 1998, we have experienced significant loan growth each year. Although we have experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. Recent expansions into new markets increase potential credit risk. In addition, a majority of the loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose potential threats. Local real estate market values have been and remain stable, while national real estate markets have experienced a downturn. It is uncertain as to when or if local real estate values will be impacted. We do not believe that there will be a severely negative effect in our market area, but we deem it prudent to assign more of the allowance to these types of loans. Prior to 2008, we had purchased participation construction loans in the Myrtle Beach, South Carolina area. The total of these credits at September 30, 2008 was $13.4 million as compared to $14.4 million at December 31, 2007. This market area has posed some higher risk, but decreased collateral values still provide adequate coverage on these credits. In addition, higher fuel costs may have an impact upon small businesses and consumers. The market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn. However, we do not foresee this happening in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Given the current market environment and the risks in the Bank’s loan portfolio, we are addressing them by making the following improvements to the credit administration process. We continue to reorganize the credit administration area to create greater efficiency and to enhance the credit underwriting process. We have created a credit analysis department staffed with three analysts located in each region. Enhancements in identifying concentration risks have been made. In addition, a new loan policy has been developed to better address the risk factors. We are currently evaluating our loan production process to make it more efficient.

Due to the risk factors previously mentioned, all loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss and these credits are considered impaired. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans decreased to $6.4 million with a valuation allowance of $457 thousand at September 30, 2008 as compared to $9.6 million in impaired loans with a $1.2 million valuation allowance at December 31, 2007. However, impaired loans actually increased from $3.3 million at June 30, 2008 to $6.4 million at September 30, 2008. During the third quarter of 2008, two loans totaling $4.1 million from the Myrtle Beach, South Carolina area were placed in nonaccrual status. No exposure is anticipated on these two loans. Great efforts are being made to minimize future losses on impaired credits. As economic conditions and performance of our loans change, it is possible that future increases may be needed to the allowance for loan losses.

As of September 30, 2008, there were 37 loans in non-accrual status totaling $5.4 million, or 0.76% of total loans. Of this total, 2 loans totaling $4.1 million, or 75.33%, are construction loans in Myrtle Beach, South Carolina. No impairment exists on these credits at September 30, 2008. At December 31, 2007, there were 57 non-accrual loans totaling $2.9 million, or 0.43% of total loans. Loans past due greater than 90 days and still accruing interest totaled $2 thousand, or 0.00% of total loans, at September 30, 2008 as compared to $267 thousand, or 0.04% of total loans at December 31, 2007. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

Noninterest Income

Noninterest income increased to $1.4 million in the third quarter of 2008 from $1.3 million in 2007. For the nine months ending September 30, 2008, noninterest income was $4.2 million as compared to the same period in 2007 of $3.3 million. The increase is primarily related to increased overdraft fee income on deposit accounts generated through operational growth and increased fee income earned by our subsidiary, NPB Financial Services. Noninterest income as a percentage of average assets (annualized) was 0.72% and 0.64% for the nine months ended September 30, 2008 and 2007, respectively.

Noninterest Expense

Noninterest expense totaled $6.9 million for the third quarter of 2008 as compared to $6.4 million for the third quarter of 2007. Noninterest expense year-to-date September 30, 2008 was $20.3 million as compared to $17.3 million in 2007. The increase was largely due to additional staffing and expenses associated with the 4 new branches opened, 2 branches purchased, the general growth in operations, and increased FDIC assessments. Salaries and benefits increased $390 thousand, or 10.75%, from $3.6 million for the third quarter of 2007 to $4.0 million for the same period in 2008. We have been evaluating noninterest expenses and making reductions as deemed necessary. We expect noninterest expense to increase for the remainder of 2008 but at a lesser pace than prior years as we continue to implement cost reductions in operations. Noninterest expense as a percentage of average assets (annualized) increased to 3.48% for the first nine months of 2008 as compared to 3.38% for the first nine months of 2007.

Our efficiency ratio, which is defined as noninterest expense less intangible expenses divided by the sum of net interest income plus noninterest income, was 73.26% for the third quarter of 2008 as compared to 78.75% for the same period in 2007. The efficiency ratios for the first nine months of 2008 and 2007 are 77.32% and 78.00%, respectively. The ratio has improved in the third quarter of 2008 and for the first nine months of 2008 as a result of an improved net interest margin. In addition, in the first nine months of 2007 we opened 2 branch locations and purchased 2 branches resulting in additional start up costs. This year, we have only opened one branch location and this was during the third quarter of 2008; consequently, start up costs are lower in 2008. We anticipate the efficiency ratio to continue to improve. The ratio of assets to full-time equivalent employees was $2.2 million and $2.1 million at September 30, 2008 and December 31, 2007, respectively.

Capital

Total capital at the end of the third quarter of 2008 was $48.9 million as compared to $45.2 million at the end of December 31, 2007. The increase is the result of retained earnings for the quarter. We remain well-capitalized.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to grow at a much slower pace than in the earlier years of operation. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Liquidity

We have not had liquidity issues during the third quarter of 2008 and do not expect our liquidity position to deteriorate materially in the future. We closely monitor our levels and have a variety of ways to increase liquidity levels as needed.

At September 30, 2008 and December 31, 2007, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $20.8 and $22.3 million, respectively. The difference in $1.5 million has been applied to reducing overnight borrowings at the Federal Home Loan Bank.

At September 30, 2008, we had borrowings from the Federal Home Loan Bank totaling $32.3 million as compared to $42.4 million at December 31, 2007. Of these borrowings, $5.1 million are overnight and subject to interest rate changes daily. Term notes of $15.2 million mature in the year 2012. Two additional borrowings totaling $12.0 million have a maturity date in the year 2018, but reduce in principal amounts monthly. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $7.0 million to the Treasury Board of Virginia for collateral on public funds. An additional $79.6 million was available on September 30, 2008 on the $118.9 million line of credit which is secured by a blanket lien on our residential real estate loans.

At September 30, 2008, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $4.0 million, which is net of those securities pledged as collateral. As mentioned above, in the second quarter of 2008, we utilized $7.0 million of our Federal Home Loan Bank line of credit as a letter of credit for public funds pledging. This was authorized by the state legislature in the 2008 session, and we have taken advantage of this efficient way to secure these deposits. We do not have any Fannie Mae or Freddie Mac equity securities.

Our loan to deposit ratio was 103.36% at September 30, 2008 and 103.84% at year end 2007. We anticipate this ratio to decrease as we continue to grow deposits in our branch network. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million.

In addition, in the third quarter of 2008 we joined with the Promontory Interfinancial Network, LLC, otherwise known as CDARs. CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank. When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $100,000 so that principal and interest are eligible for FDIC insurance protection. At September 30, 2008, we had $1.0 million in CDARS deposits, which are considered to be brokered deposits.

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

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting which provide reasonable assurance regarding (i) the reliability of financial reporting, (ii) the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and (iii) the timely detection or prevention of unauthorized use of the Company’s assets. No changes in our internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control over our assets.

Part II	Other Information
Item 1.	Legal Proceedings

In the course of our operations, we may become a party to legal proceedings. We are not aware of any material pending or threatened legal proceedings.

Item 1A.	Risk Factors

The following risk factors are added to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”).

There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs, and the extent of our participation in such programs cannot reliably be determined at this time.

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
Date: November 10, 2008

By: /s/ C. TODD ASBURY
C. Todd Asbury
Senior Vice President and Chief Financial Officer
Date: November 10, 2008

Exhibit Index

No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.