Form 10-K
period 2008-12-31
NEW PEOPLES BANKSHARES INC
filed 2009-07-06
CIK 1163389

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2008

Commission File Number 000-33411

New Peoples Bankshares, Inc.
(Exact name of registrant as specified in its charter)

Virginia	31-1804543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

67 Commerce Drive	24260
Honaker, VA	(Zip Code)
(Address of principal executive offices)

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

          The aggregate market value of the common stock held by non-affiliates, based on the last reported sales prices of $9.00 per share on the last business day of the second quarter of 2008 was $78,066,765.00.

          The number of shares outstanding of the registrant’s common stock was 10,008,902 as of May 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

Item 1.	Business

General

New Peoples Bankshares, Inc. (New Peoples) is a bank holding company operating under the laws of Virginia and is headquartered in Honaker, Virginia. New Peoples subsidiaries include: New Peoples Bank, Inc., a Virginia banking corporation (the Bank) and NPB Web Services, Inc., a web design and hosting company (NPB Web). In July 2004, NPB Capital Trust I was formed for the issuance of trust preferred securities. In September 2006, NPB Capital Trust 2 was formed for the issuance of trust preferred securities. NPB Financial Services, Inc., an insurance and investment services corporation (NPB Financial) was a subsidiary of New Peoples until January 1, 2009 when it became a subsidiary of the Bank. Also, effective January 1, 2009, New Peoples became a bank holding company. Previously, New Peoples was a financial holding company.

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

The Bank is headquartered in Honaker, Virginia and operates 31 full service offices in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, Wise, Lee, Smyth, and Bland; Mercer County in southern West Virginia and the eastern Tennessee counties of Sullivan and Washington. The close proximity and mobile nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia and Tennessee places these markets within our bank’s targeted trade area, as well.

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

NPB Financial Services, Inc., an insurance and investment services corporation (NPB Financial) was a subsidiary of New Peoples until January 1, 2009 when it became a subsidiary of the Bank. Also, effective January 1, 2009, New Peoples became a bank holding company. Previously, New Peoples was a financial holding company.

Location and Market Area

We initially opened with full service branches in Honaker and Weber City, Virginia and in 1999 opened a full service branch in Castlewood, Virginia. During 2000, we opened full service branches in Haysi and Lebanon, Virginia. During 2001, we opened branches in Pounding Mill, Virginia and Princeton, West Virginia. In 2002, we opened branch offices in Gate City, Clintwood, Big Stone Gap, Tazewell and Davenport, Virginia. During 2003, we expanded into Grundy, Dungannon, and Bristol, Virginia. We expanded into Tennessee and opened an office in Bloomingdale, Tennessee in 2003, as well. In 2004, we opened offices in Richlands, Abingdon, and Bristol, Virginia. In 2005 full service branches were opened in Bluefield and Cleveland, Virginia. During 2006, we opened full service branches in Esserville, Pound, and Lee County, Virginia and Jonesborough, Tennessee. During 2007, we opened three full service offices in Bland, and Chilhowie, Virginia; and Bramwell, West Virginia. We purchased two operating branch banks, including deposits and loans located in Norton and Pennington Gap, Virginia in June 2007. During 2008, we opened one full service office in Bluewell, West Virginia. Management will continue to investigate and consider other possible sites that would enable us to profitably serve our chosen market area.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). Our SEC filings are filed electronically and are available to the public over the internet at the SEC’s web site at www.sec.gov. In addition, any document we file with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We also provide a link to our filings on the SEC website, free of charge, through our internet website www.npbankshares.com under “Investor Relations.”

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

Loans by type as a percentage of total loans are as follows:

	December 31,
	2008	2007	2006	2005	2004

Commercial, financial and agricultural	15.26%	17.77%	18.34%	20.08%	18.49%
Real estate – construction	8.96%	5.63%	6.63%	5.61%	2.95%
Real estate – mortgage	67.04%	67.87%	65.18%	64.47%	66.72%
Installment loans to individuals	8.74%	8.73%	9.85%	9.84%	11.83%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2008, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows: Russell County, VA – 29.88%, Scott County, VA – 33.68%, Dickenson County, VA – 24.86%, Tazewell County, VA – 8.10%, Smyth County, VA – 3.36%, Lee County, VA – 7.15%, Buchanan County, VA – 9.94%, Wise County, VA – 10.13%, city of Norton, VA – 20.77%, Bland County, VA – 28.00%, combined Washington County, VA and the City of Bristol, VA – 3.22%, Mercer County, WV – 5.13%, Sullivan County, TN –0.65%, and Washington County, TN –0.65%,

Employees

As of December 31, 2008, we had 377 total employees, of which 352 were full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

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

Payment of Dividends New Peoples is a legal entity separate and distinct from its banking and other subsidiaries. New Peoples derives the majority of its revenues from dividends paid to the company by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both New Peoples and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. New Peoples does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2008 the Bank, however, did not declare any dividends to New Peoples in order to retain earnings to fund future loan growth and branch expansion efforts. For additional discussion of restriction on dividends see Note 16 in the notes to the consolidated financial statements.

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

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets,

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. As of December 31, 2008, New Peoples and the Bank were “well capitalized,” with Total Capital ratios of 10.78% and 11.36%, respectively; Tier 1 Capital ratios of 9.50% and 10.28%, respectively; and leverage ratios of 7.72% and 8.35%, respectively.

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

Loans to Insiders The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class are limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500 thousand). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries. The Bank received a rating of “Satisfactory” at its last Community Reinvestment Act performance evaluation, as of August 13, 2007.

The GLBA (see below) and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

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

The GLBA adopted a system of functional regulation under which the Federal Reserve is designated as the umbrella regulator for bank holding companies, but bank holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repealed the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended. It also identified a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.” Additionally, the GLBA made conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

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

Emergency Economic Stabilization Act of 2008 In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the EESA was signed into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in certain banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions agreed to participate in the TARP Capital Purchase Program. The standards include a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the TARP Capital Purchase Program will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the TARP Capital Purchase Program were enacted as part of ARRA, described below.

American Recovery and Reinvestment Act of 2009 The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP Capital Purchase Program recipients until the institution has redeemed the preferred stock, which TARP Capital Purchase Program recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator.

Federal Deposit Insurance Corporation The Bank’s deposits are insured by the Deposit insurance Fund, as administered by the FDIC, to the maximum amount permitted by law. Pursuant to the EESA, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. [We elected to participate in the transaction account guarantee program of the TLGP.]

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

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In 2008, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which amends certain provisions of the EESA and contains a wide array of provisions aimed at stimulating the U.S. economy.

There can be no assurance, however, as to the actual impact that the EESA and AARA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the AARA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. The affects of participating or not participating in any such programs and the extent of our participation in such programs cannot reliably be determined at this time.

Because there is no market for New Peoples common stock, your ability to readily sell any shares you hold is doubtful.

Our stock is not listed on a stock market, and we have no intention of listing it. If you want to sell shares of our stock, you will need to find a buyer and negotiate the price.

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

A significant portion of our loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2008, approximately 76.00% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and result in a significant portion of our portfolio being under-collateralized. In such a case, it would be likely that we would be required to increase our provision for loan losses, which would negatively affect our results of operations. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our ability to recover fully on defaulted loans by foreclosing and selling the real estate collateral would be diminished and we would be more likely to suffer losses on defaulted loans, which could adversely affect our profitability and financial condition.

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

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our executives and senior lending officers. From time to time we enter into employment agreements with certain of our executives. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain the services of such executives. The unexpected loss of any of our key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

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

We are a separate legal entity from the Bank and our other subsidiaries and we do not have significant operations of our own. We currently depend on the Bank’s cash and liquidity as well as dividends paid by it to us to pay our operating expenses. No assurance can be made that in the future the Bank will have the capacity to pay the necessary dividends and that we will not require dividends from the Bank to satisfy our obligations. Various statutes and regulations limit the availability of dividends from the Bank. It is possible, depending upon our financial condition and other factors that federal regulators could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to us, we may not be able to service our obligations as they become due. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.

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

A downturn in the real estate market could hurt our business. Our business activities and credit exposure are concentrated in Virginia, West Virginia and Tennessee and at December 31, 2008, approximately 76.00% of our loans have real estate as a primary or secondary component of collateral. As such, a downturn in this regional real estate market could hurt our business because of the geographic concentration within this regional area. Deterioration in real estate values in larger metropolitan areas of the country have not severely impacted the markets served by the Bank at this time, although if there is a significant decline in real estate values in our local markets, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. As discussed in Item 9A. Controls and Procedures, we identified certain material weaknesses as a result of our assessment of internal controls over financial reporting. We have taken the remedial actions discussed in Item 9A. We are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

Item 1B.	Unresolved Staff Comments

As of June 10, 2009, there were no unresolved comments from the staff of the SEC with respect to any of New Peoples’ periodic or current reports.

Item 2.	Properties

At December 31, 2008, the Company’s net investment in premises and equipment in service was $36.8 million. Our main office and operations center is located in Honaker, Virginia. This location contains a full service branch, and our administration and operations center.

The Bank owns 28 of its 31 full service branches. The owned properties in Virginia are located in Abingdon, Big Stone Gap, Bluefield, Bland, Bristol, Castlewood, Chilhowie, Clintwood, Gate City, Grundy, Haysi, Honaker, Jonesville, Lebanon, Norton, Pennington Gap, Pound, Pounding Mill, Richlands, Tazewell, and Weber City. Offices in Princeton, West Virginia and Bloomingdale and Jonesborough, Tennessee are also owned by the Bank.

The Bank has three operating lease arrangements of varying lengths. These full service branches are located in Bramwell, West Virginia and in Cleveland and Davenport, Virginia.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

We are in various stages of construction or development of branch locations in Princeton, West Virginia and Duffield, Virginia. We anticipate opening the Princeton, West Virginia location in 2009 subject to regulatory approval. In December 2008, the Board of Directors resolved to sell the Duffield location. It is being marketed at a projected net sales price greater than book value; however, the length of time it will take to find a qualified buyer is not known.

We will continue to investigate and consider other possible sites that will enable us to profitably serve our chosen market area. Purchases of premises and equipment in 2009 will depend on the decision to open additional branches.

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

The high and low bids known to us of our common stock for each quarter in the past two years are set forth in the table below. These bids are obtained through inquiry by our stock transfer agent of shareholders transferring stock. Other transactions may have occurred at prices about which we are not aware.

	2008		2007

	High	Low	High	Low

1st quarter	$15.00	$10.00	$15.00	$10.00
2nd quarter	13.00	6.00	21.00	10.00
3rd quarter	13.00	8.68	17.00	10.00
4th quarter	12.50	9.00	15.00	4.00

The most recent sales price of which management is aware was $11.00 per share on April 17, 2009.

(b)	Holders

On June 10, 2009, there were approximately 4,395 shareholders of record.

(c)	Dividends

On September 12, 2007, we issued a 13 for 10 stock spit effected in the form of a stock dividend to all shareholders of record on September 4, 2007. We have never declared a cash dividend. The declaration of dividends in the future will depend on our earnings and capital requirements. We are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, we intend to follow a policy of retaining earnings, if any, for the purpose of increasing net worth and reserves in order to promote growth and the ability to compete in our market area. As a result, we do not anticipate paying a dividend on our common stock in 2009. See Note 16 and Note 23 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

(d)	Stock Performance Graph

There currently is not a public trading market for the Company’s Common Stock. The Company, however, is frequently informed of the sales price at which shares of Common Stock are exchanged in privately negotiated transactions. Because shares of Common Stock are not listed or traded on an exchange or in the over-the-counter market, the Company cannot be certain that the prices at which such shares have historically sold are not higher than the prices that would prevail in an active market where securities professionals participate. As a result, the comparisons presented in the following graph do not reflect similar market conditions.

The following graph compares the Company’s cumulative shareholder return on its Common Stock, assuming an initial investment of $100 and reinvestment of all dividends, with the cumulative return on the S&P 500, the NASDAQ Composite, and SNL Securities Bank and Thrift Index using the same assumptions, as of December 31st of each year since December 31, 2003.

New Peoples Bankshares, Inc.

	Period Ending

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

New Peoples Bankshares, Inc.	100.00	140.00	150.00	154.00	171.60	178.75
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank and Thrift Index	100.00	111.98	113.74	132.90	101.34	58.28

Item 6.	Selected Financial Data

The following consolidated summary sets forth selected financial data for us for the periods and at the dates indicated. The selected financial data has been derived from our audited financial statements. The following is qualified in its entirety by the detailed information and the financial statements included elsewhere in this Form 10-K.

	For the Years Ended December 31,
(Amounts in thousands, except per share data)	2008	2007	2006	2005	2004

Income Statement Data
Gross interest income	$52,317	$51,447	$41,280	$30,507	$24,265
Gross interest expense	23,095	25,738	19,393	11,279	6,471
Net interest income	29,222	25,709	21,887	19,228	17,794
Provision for possible loan losses	1,500	3,840	1,277	1,130	990
Non-interest income	6,162	4,651	3,460	2,822	2,605
Non-interest expense	27,231	23,674	19,805	16,710	14,469
Net income	4,737	2,870	3,090	2,723	3,258

Per Share Data and Shares Outstanding (1)
Net income, basic	0.47	0.29	0.31	0.27	0.33
Net income, diluted	0.46	0.28	0.30	0.26	0.32
Cash dividends	—	—	—	—	—
Book value at end of period	5.03	4.54	4.25	3.93	4.02
Tangible book value at period end	4.56	4.06	4.25	3.93	4.02

Period-End Balance Sheet Data
Total assets	807,898	765,951	635,819	527,770	437,751
Total loans	721,174	682,260	569,198	468,045	383,567
Total allowance for loan losses	(6,904)	(6,620)	(4,870)	(3,943)	(3,090)
Total deposits	705,688	657,033	572,187	462,692	388,120
Shareholders’ equity	50,323	45,249	42,346	38,964	36,098

Performance Ratios
Return on average assets	0.61%	0.42%	0.54%	0.56%	0.83%
Return on average shareholders’ equity	9.98%	6.60%	7.61%	7.28%	9.58%
Average shareholders’ equity to average assets	6.09%	6.34%	7.06%	7.72%	8.64%
Net interest margin (2)	4.13%	4.11%	4.11%	4.38%	5.00%

Asset Quality Ratios
Net charge-offs to average loans	0.17%	0.34%	0.07%	0.07%	0.10%
Allowance to period-end gross loans	0.96%	0.97%	0.86%	0.84%	0.81%
Nonperforming loans to gross loans	0.89%	0.47%	0.21%	0.12%	0.23%

Capital and Liquidity Ratios
Risk-based:
Tier 1 capital	9.50%	8.73%	10.81%	11.78%	12.88%
Total capital	10.78%	10.29%	12.20%	12.71%	13.72%
Leverage capital ratio	7.72%	7.22%	8.94%	9.63%	10.64%
Total equity to total assets	6.23%	5.91%	6.66%	7.38%	8.25%

(1)	We have adjusted all share amounts and per share data to reflect, a 10% stock dividend in June 2005 and a 13 for 10 stock split effected in the form of a stock dividend in September 2007.

(2)	Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents our net yield on our earning assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including the following: the difficult market conditions in our industry; the unprecedented levels of market volatility; the effects of soundness of other financial institutions; the uncertain outcome of recently enacted legislation to stabilize the U.S. financial system; the potential impact on us of recently enacted legislation; the lack of a market for our common stock; the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future; maintaining capital levels adequate to support our growth; maintaining cost controls and asset qualities as we open or acquire new branches; the successful management of interest rate risk; changes in interest rates and interest rate policies; reliance on our management team, including our ability to attract and retain key personnel; changes in general economic and business conditions in our market area; risks inherent in making loans such as repayment risks and fluctuating collateral values; competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources; demand, development and acceptance of new products and services; problems with technology utilized by us; changing trends in customer profiles and behavior; and changes in banking and other laws and regulations applicable to us.

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2008 and 2007 as well as results of operations for the years ended December 31, 2008, 2007 and 2006. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

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

Overview

New Peoples did not apply to participate in the federal Troubled Asset Relief Program, or TARP. Our region did not experience a rapid rise in real estate prices in recent years and, likewise, our region has not experienced the deterioration on real estate prices that has occurred recently in many other regions and nationally. As of December 31, 2008, economic trends for the southwestern Virginia, southern West Virginia, and northeastern Tennessee regions, remain steady despite deterioration at the national level. The impact of the current recession on our business has been primarily limited to slower loan growth and slight deterioration in asset quality. At December 31,

2008, New Peoples Bank is well capitalized as defined by regulatory guidance with a tier 1 leverage ratio of 8.35%, tier 1 risk based capital ratio of 10.28%, and a total risk based capital ratio of 11.36%.

New Peoples Bankshares, Inc. reports total net income after tax of $4.7 million or $0.47 per basic share and $0.46 per diluted share for the year ended December 31, 2008 as compared to $2.9 million, or $0.29 per basic share and $0.28 per diluted share for the year ended December 31, 2007. At December 31, 2008, total assets were $807.9 million, total loans were $721.2 million, and total deposits were $705.7 million. The annualized return on average assets for the fiscal year 2008 was 0.61% as compared to 0.42% for the same period in 2007. The annualized return on average equity was 9.98% for the fiscal year 2008 and 6.60% for the same period in 2007.

The increase in earnings is due primarily to a strong net interest income resulting from increased loan production and a continued decrease in the cost of funds. The net interest income for the year 2008 was $29.2 million as compared to $25.7 million for the period ended December 31, 2007, which is an increase of $3.5 million, or 13.66%. The net interest margin for the year ending December 31, 2008 was 4.13% as compared to 4.11% for the same period in 2007.

In addition to the strong growth in net interest income, non interest income increased to $5.6 million for 2008 as compared to $4.7 million in 2007. The $899 thousand, or 19.33% increase, is the result of increased deposit service fees, retail investment sales and insurance commissions.

Noninterest expenses increased $2.9 million, or 12.44%, in 2008 to $26.6 million from $23.7 million in 2007. The majority of the increase is related to additional operating expenses from a new branch location in 2008, and five new branches in 2007. During 2008, we realized a full year effect of the 2007 branch expansion expenses. Included in year 2008 are net gains from the sales of other real estate owned properties totaling $612 thousand.

Total assets at December 31, 2008 were $807.9 million compared to $766.0 million at the end of 2007, an increase of $41.9 million, or 5.48%. Deposits grew from $657.0 million at December 31, 2007 to $705.7 million at the end of 2008, for an increase of $48.7 million, or 7.41%. Total loans increased from $682.3 million at December 31, 2007 to $721.2 million at December 31, 2008, an increase of $38.9 million, or 5.70%. The increase in deposits and loans can be attributed to an increased presence in the market at new and existing branches and the Bank’s reputation for quality service.

Asset quality has shown a slight deterioration during the present recession. However, impaired loans have decreased from $9.6 million, with a valuation allowance of $1.2 million at December 31, 2007. This decrease is the result of the payoff of certain loans that were classified as impaired at year-end 2007 and improved collateral positions in certain other previously impaired loans. At the end of 2008, total impaired loans were $6.8 million with a valuation allowance of $218 thousand. Of the $6.8 million recorded as impaired loans, $6.4 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. At the end of 2008, these nonperforming loans as a percentage of total loans were 0.89% as compared to $3.2 million, or 0.47% of total loans, at December 31, 2007. The increase is primarily due to nonperformance of two real estate development loans located in the coastal region of North and South Carolina totaling $4.4 million, or 68.43% of nonperforming loans. Other real estate owned increased from $2.1 million at December 31, 2007 to $2.5 million at December 31, 2008. The provision for loan losses totaled $1.5 million during 2008 as compared to $3.8 million in the same period in 2007. The allowance for loan losses of $6.9 million, or 0.96% of total loans at the end of 2008, is considered adequate by management given the quality of the loan portfolio. The allowance for loan losses was $6.6 million, or 0.97% of total loans, at December 31, 2007. Additional provisions may be made in the future as deemed necessary.

Net charge-offs for the year ending December 31, 2008 were $1.2 million as compared to $2.1 million for the same period in 2007. This represents 0.17% of average loans at year-end 2008 as compared to 0.34% at December 31, 2007. Peer data provided by the FDIC reported this ratio of similar sized banks as of December 31, 2008 at 0.49%.

New Peoples is headquartered in Honaker, Virginia, and operates through 31 branch locations located in Virginia, West Virginia and Tennessee. Its most recent branch to open was in Bluewell, West Virginia in August 2008.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policy relates to our provision for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the section on “Provision for Loan Losses” in this discussion. For further discussion of our other critical accounting policies, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements, found in Item 8 to this annual report on Form 10-K.

Net Interest Income and Net Interest Margin

The increase in earnings is due primarily to a strong net interest income resulting from increased loan production and a continued decrease in the cost of funds. The net interest income for the year 2008 was $29.2 million as compared to $25.7 million for the period ended December 31, 2007, which is an increase of $3.5 million, or 13.66%. The net interest margin for the year ending December 31, 2008 was 4.13% as compared to 4.11% for the same period in 2007.

Net interest income for the year ended 2007 increased to $25.7 million from $21.9 million in 2006. This was an increase of $3.8 million, or 17.35%. The majority of the growth was related to the increased loan volume during the fiscal 2007. Loan income increased to $50.9 million for 2007 from $40.8 million for 2006, which was an increase of $10.1 million, or 24.83%. Total interest expense was $25.7 million for 2007 as compared to $19.4 million for 2006. This $6.3 million, or 32.47%, increase resulted mainly from an increase in volume of time deposits with a premium interest rate originating at the newer branch locations.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis
Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007			For the Year Ended December 31, 2006

	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates

ASSETS
Loans (1), (2), (3)	$697,733	$51,911	7.44%	$611,101	$50,884	8.33%	$521,629	$40,762	7.81%
Federal funds sold	1,881	35	1.86%	2,779	129	4.64%	3,926	191	4.87%
Other investments (3)	8,525	371	4.35%	7,421	254	3.42%	6,524	327	5.01%

Total Earning Assets	708,139	52,317	7.39%	621,301	51,267	8.25%	532,079	41,280	7.76%

Less: Allowance for loans losses	(6,756)			(5,280)			(4,509)
Non-earning assets	78,723			69,372			56,988

Total Assets	$780,106			$685,393			$584,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$32,192	$240	0.75%	$20,957	$164	0.78%	$18,907	$142	0.75%
Savings	58,784	682	1.16%	45,135	485	1.07%	43,637	489	1.12%
Time deposits	489,788	19,817	4.05%	458,369	22,949	5.01%	380,658	17,004	4.47%
Other Borrowings	37,511	1,351	3.60%	15,820	857	5.42%	14,534	754	5.19%
Trust Preferred Securities	16,496	1,005	6.09%	16,496	1,283	7.78%	12,683	1,004	7.92%

Total interest bearing liabilities	634,771	23,095	3.64%	556,777	25,738	4.62%	470,419	19,393	4.12%

Non-interest bearing deposits	92,677			79,932			69,267
Other liabilities	5,186			5,206			4,264

Total Liabilities	732,634			641,915			543,950
Stockholders’ Equity	47,472			43,477			40,608

Total Liabilities and Stockholders’ Equity	$780,106			$685,393			$584,558

Net Interest Income		$29,222			$25,529			$21,887

Net Interest Margin			4.13%			4.11%			4.11%

Net Interest Spread			3.75%			3.63%			3.64%

(1)	Non-accrual loans have been included in the average balance of loans outstanding.

(2)	Loan fees have been included in interest income on loans.

(3)	Tax exempt income is not significant and has been treated as fully taxable.

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

Volume and Rate Analysis
(Dollars in thousands)

	2008 Compared to 2007			2007 Compared to 2006

	Increase (Decrease)			Increase (Decrease)

	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense

Interest Income:
Loans	$7,214	$(6,187)	$1,027	$6,992	$3,130	$10,122
Federal funds sold	(42)	(52)	(94)	(56)	(6)	(62)
Other investments	38	79	117	45	(118)	(73)

Total Earning Assets	7,210	(6,160)	1,050	6,981	3,006	9,987

Interest Bearing Liabilities:
Demand	88	(12)	76	15	7	22
Savings	147	50	197	17	(21)	(4)
All other time deposits	1,573	(4,705)	(3,132)	3,471	2,474	5,945
Other borrowings	1,175	(681)	494	67	36	103
Trust Preferred Securities	—	(278)	(278)	302	(23)	279

Total Interest Bearing Liabilities	2,983	(5,626)	(2,643)	3,872	2,473	6,345

Change in Net Interest Income	$4,227	$(534)	$3,693	$3,109	$533	$3,642

Loans

Our primary source of income comes from interest earned on loans receivable. Loan production slowed in 2008 as evidenced by total loans increasing $38.9 million, or 5.70%. We have purposely kept loan growth at a minimum as we remain focused on minimizing credit risks in the loan portfolio in the current economic downturn. Total loans increased $113.1 million and $101.2 million for the years 2007 and 2006, respectively. A schedule of loans by type is set forth immediately below. Approximately 76.00% of the loan portfolio is secured by real estate at the end of 2008.

Loans receivable outstanding are summarized as follows:

	Loan Portfolio December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004

Commercial, financial and agricultural	$110,060	$121,198	$104,372	$93,987	$70,915
Real estate – construction	64,595	38,420	37,716	26,267	11,332
Real estate – mortgage	483,471	463,079	371,021	301,740	255,925
Installment loans to individuals	63,048	59,563	56,089	46,051	45,395

Total	$721,174	$682,260	$569,198	$468,045	$383,567

Our loan maturities as of December 31, 2008 are shown in the following table:

	Maturities of Loans
(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total

Commercial and agriculture	$46,797	$45,378	$17,885	$110,060
Real estate	170,072	229,663	148,331	548,066
Consumer- installment/ other	6,779	51,856	4,413	63,048

Total	$223,648	$326,897	$170,629	$721,174

Loans with fixed rates	$33,679	$148,181	$163,693	$345,553
Loans with variable rates	189,969	178,716	6,936	375,621

Total	$223,648	$326,897	$170,629	$721,174

This above table reflects the earlier of the maturity or re-pricing dates for loans at December 31, 2008. In preparing this table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be re-priced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or re-pricing.

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

The allowance for loan losses increased to $6.9 million at December 31, 2008 as compared to $6.6 million at December 31, 2007. The allowance for loan losses at the end of 2008 was approximately 0.96% of total loans as compared to 0.97% at the end of 2007. Net loans charged off for 2008 were $1.2 million, or 0.17% of average loans, and $2.1 million, or 0.34% of average loans, at the end of 2007. The provision for loan losses was $1.5 million for 2008 as compared with $3.8 million for 2007 and $1.3 million in 2006.

Certain risks exist in the Bank’s loan portfolio. Since the Bank began in 1998, we have experienced significant loan growth each year. Although we have experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. Recent expansions into new markets increase potential credit risk. In addition, a majority of the loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose potential threats. Local real estate market values have been and remain stable, while national real estate markets have experienced a downturn. It is uncertain as to when or if local real estate values will be impacted. We do not believe that there will be a severely negative effect in our market area, but we deem it prudent to assign more of the allowance to these types of loans. Prior to 2008, we had purchased participation construction loans in the Myrtle Beach, South Carolina area. The total of these credits at December 31, 2008 was $13.7 million as compared to $14.4 million at December 31, 2007. This market area has posed some higher risk, but decreased collateral values still provide adequate coverage on these credits. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn. However, we do not foresee this happening in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

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

Impaired loans decreased to $6.8 million with a valuation allowance of $218 thousand at December 31, 2008 as compared to $9.6 million with a valuation allowance of $1.2 million at December 31, 2007. Of the $6.8 million recorded as impaired loans, $6.4 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. At the end of 2008, these nonperforming loans as a percentage of total loans were 0.89% as compared to $3.2 million, or 0.47% of total loans, at December 31, 2007. The increase is primarily due to nonperformance of two real estate development loans located in the coastal region of North and South Carolina totaling $4.4 million, or 68.43% of nonperforming loans. Other real estate owned increased from $2.1 million at December 31, 2007 to $2.5 million at December 31, 2008. As economic conditions and performance of our loans change, it is possible that future increases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)
For the Years Ended December 31,

Activity	2008	2007	2006	2005	2004

Beginning Balance	$6,620	$4,870	$3,943	$3,090	$2,432

Provision charged to expense	1,500	3,840	1,277	1,130	990
Loan Losses:
Installment loans to individuals	(420)	(284)	(223)	(266)	(285)
Real estate - construction	(44)	(2)	—	(12)	—
Real estate – mortgage	(256)	(179)	(148)	(16)	(8)
Commercial loans	(591)	(1,701)	(52)	(4)	(59)
Recoveries:
Installment loans to individuals	60	50	29	19	20
Real estate – construction	—	—	—	—	—
Real estate - mortgage	17	6	44	2	—
Commercial loans	18	20	—	—	—

Net charge offs	(1,216)	(2,090)	(350)	(277)	(332)

Balance at End of Period	$6,904	$6,620	$4,870	$3,943	$3,090

Net charge offs as a % of average loans	0.17%	0.34%	0.07%	0.07%	0.10%

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks. At December 31, 2008, there were 36 loans in non-accrual status totaling $6.4 million, or 0.89% of total loans. The amount of interest that would have been recognized on these loans in the year 2008 was $221 thousand. There were 3 loans greater than 90 days past due and still accruing interest totaling $33 thousand. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors. Following is a summary of non-accrual and past due loans greater than 90 days still accruing interest:

Non-Accrual and Past Due Loans
(Dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004

Non-accruing loans	$6,414	$2,946	$1,206	$446	$773
Loans past due 90 days or more and still accruing	33	267	9	116	115

Total	$6,447	$3,213	$1,215	$562	$888

Percent of total loans	0.89%	0.47%	0.21%	0.12%	0.23%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 10.00% of the allowance to cover real estate loans, which constituted 67.04% of our loan portfolio at December 31, 2008. The allocation reflects their lower risk. Mortgage loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 3.98% of the allowance to cover real estate construction loans, which constituted 8.96% of our loan portfolio at December 31, 2008. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Values may not always be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 56.06% of the allowance to commercial loans, which constituted 15.26% of our loan portfolio at December 31, 2008. This allocation is due to the fact that commercial loans have more risk than residential real estate loans. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

We have allocated 29.96% of the allowance to consumer installment loans, which constituted 8.74% of our loan portfolio at December 31, 2008. Consumer installment loans entail greater risk than commercial or real estate loans, because the loans may be unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Losses related to consumer loans have been influenced by the increase in personal bankruptcies in recent years. To date, the largest majority of all loans charged off by the Bank have been consumer loans.

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

The following table shows the balance and percentage of our allowance for loan losses (or “ALLL”) allocated to each major category of loans.

Allocation of the Allowance for Loan Losses
December 31, 2004 through December 31, 2008
(Dollars in thousands)

	December 31, 2008			December 31, 2007			December 31, 2006

	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$3,866	56%	15.26%	$3,254	49%	17.76%	$1,704	35%	18.34%
R/E– const.	621	9%	8.96%	199	3%	5.63%	146	3%	6.63%
R/E-mortg.	1,036	15%	67.04%	1,200	18%	67.88%	828	17%	65.18%
Installment	1,381	20%	8.74%	1,967	30%	8.73%	2,192	45%	9.85%

Total	$6,904	100%	100.00%	$6,620	100%	100.00%	$4,870	100%	100.00%

	December 31, 2005			December 31. 2004

	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$1,380	35%	20.08%	$1,081	35%	18.49%
R/E- const.	118	3%	5.61%	93	3%	2.95%
R/E –mortg.	671	17%	64.47%	525	17%	66.73%
Installment	1,774	45%	9.84%	1,391	45%	11.83%

Total	$3,943	100%	100.00%	3,090	100%	100.00%

Investment Securities

Total investment securities decreased to $3.4 million at December 31, 2008 from $5.0 million at December 31, 2007. The portfolio is made up mainly of U. S. Government Agency securities with fairly short maturities and one mortgage backed security. All securities are classified as available for sale for liquidity purposes. The carrying amount of certain securities pledged by us to secure public deposits totaled $400 thousand at December 31, 2008 as compared to $3.5 million at December 31, 2007. In fiscal year 2008, the Commonwealth of Virginia permitted the use of a letter of credit from the Federal Home Loan Bank to secure public funds. As a result, we were able to issue a letter of credit for $7.0 million and release the majority of our collateral securing public deposits.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $3.9 million and $4.3 million as of December 31, 2008 and 2007, respectively.

The carrying values of investment securities are shown in the following table:

Investment Securities Portfolio
(Dollars in thousands)

December 31,	2008		2007		2006

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for Sale
U.S. Government Agencies	$3,000	$3,063	$4,495	$4,502	$3,490	$3,493
Mortgage backed securities	378	386	467	472	—	—

Total Securities AFS	$3,378	$3,449	$4,962	$4,974	$3,490	$3,493

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2008, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities
(Dollars in thousands)

Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year or less	$—	$—	—%
Due after one year through five years	3,378	3,449	3.53%
Due after five years through ten years	—	—	—%
Due after ten years	—	—	—%

Total	$3,378	$3,449	3.53%

Deposits

Total deposits increased $48.7 million, or 7.41% to $705.7 million at December 31, 2008 as compared to $657.0 million at December 31, 2007. This growth is attributed to the new branch in Bluewell, West Virginia and from continued growth in various branches. We have developed some new consumer and commercial deposit products that have contributed to core deposit growth.

The largest areas of growth were in demand and savings deposits. Noninterest bearing demand deposits increased $11.8 million, or 14.06%, to $95.4 million in 2008 from $83.7 million in 2007. Interest-bearing demand deposits increased by $7.6 million, or 28.45%, to $34.5 million in 2008 from $26.9 million in 2007. Savings deposits increased $45.1 million, or 100.77%, to $89.9 million in 2008 from $44.7 million in 2007. A large portion of the savings growth was in money market accounts with a tiered interest rate structure. Other demand deposits increased as we promoted commercial checking accounts and Freedom 50 checking accounts. Time deposits actually decreased by $15.8 million, or 3.15%, from $501.8 million in 2007 to $486.0 million in 2008. During 2008, the competition for certificates of deposit was very aggressive in marketing efforts and pricing. As a result of the shift in deposit mix, we have been able to decrease our overall interest expense.

Time deposits of $100,000 or more equaled approximately 23.47% of deposits at the end of 2008 and 26.65% of deposits at the end of 2007. We do not have brokered deposits and internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis above.

Maturities of time certificates of deposit of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More
(Dollars in thousands)
December 31, 2008

Three months or less	$49,224
Over three months through six months	44,896
Over six months through twelve months	29,870
Over one year	41,642

Total	$165,632

Noninterest Income

Noninterest income increased $899 thousand, or 19.33%, to $5.5 million for 2008 as compared to $4.7 million in 2007. Deposit service fees, retail investment sales and insurance commissions increased as a result of increased volume. Service charges on deposit accounts are primarily overdraft fees. This category increased to $2.7 million in 2008 from $2.5 million in 2007. Fees, commissions and other income increased to $1.4 million in 2008 from $1.0 million in 2007. This increase is primarily related to ATM and bank card interchange fees. Insurance and investment commissions also increased in 2008 to $973 thousand from $769 thousand in 2007. This is the result of additional sales staff, stronger customer relationships, and meeting customer needs that is underserved in these types of products in some of our markets.

Noninterest income increased from $3.5 million in 2006 to $4.7 million in 2007. This is an increase of $1.2 million for the year, or 34.41%. Service charges, including overdraft fees, increased from $2.0 million for 2006 to $2.5 million for 2007, an increase of $423 thousand, or 20.81%. This increase is due to increased volume in demand deposit accounts. Fees increased to $994 thousand in 2007 from $414 thousand in 2006, an increase of $580 thousand, or 140.10%. This is largely due to reclassifying ATM service fees from net fees to gross fees. Noninterest expenses are adjusted accordingly. Insurance and investment fees are fees generated primarily from the sale of life insurance, annuities, mutual funds, health insurance and other investments. Insurance and investment commissions continued to increase from $606 thousand in 2006 to $769 thousand in 2007.

Noninterest income as a percentage of average assets increased to 0.79% in 2008 from 0.68% in 2007 and from 0.59% in 2006. We anticipate this percentage to increase in 2009 as we increase noninterest income from our nonbank subsidiaries and from increased volume.

Noninterest Expense

Noninterest expenses increased $2.9 million, or 12.44%, in 2008 to $26.6 million from $23.7 million in 2007. The majority of the increase is related to additional operating expenses from a new branch location in 2008, and a full year of expenses for the five new branches opened in 2007. Noninterest expenses totaled $23.7 million in 2007 as compared to $19.8 million in 2006, an increase of $3.9 million, or 19.53%. The increase in noninterest expense from 2006 to 2007 directly related to the new branches opened. We are continuing to build our branch network in the market areas we serve and contiguous markets, but at a much slower pace than previous years. A net gain of $612 thousand from the sale of other real estate owned was realized in 2008 and reduced noninterest expenses for the year.

Salaries and benefits expense are our largest noninterest expense. The total salaries and benefits expense in the year 2008 was $15.6 million which is a $1.7 million, or 11.80%, increase over $14.0 million in the year 2007. Total salaries and benefits increased $2.1 million, or 17.98%, from $11.8 million in 2006 to year-end 2007. Each year’s increase is primarily related to the new branches opened, a full recognition of salaries and benefits of employees added in prior years and annual raises for existing employees.

Occupancy and equipment expenses directly correlate with branch expansion. Occupancy expense increased $439 thousand, or 24.72%, to $2.2 million for 2008 as compared to $1.8 million for 2007. An increase of $347 thousand, or 24.28% occurred in 2007 from $1.4 million in 2006. Equipment expense for the period of 2008 increased $91 thousand, or 4.04% from $2.3 million in 2007 as compared to $2.0 million in 2006.

An increase of FDIC assessment fees of $357 thousand for the period 2008 to $724 thousand from $367 thousand in 2007 was realized. The FDIC assessment increased $307 thousand from $60 thousand in 2006 to $367 thousand for the period of 2007. These are the results of new regulations. We anticipate this expense to continue to increase as new assessments are being considered for the banking industry by the FDIC. At the end of June 2009, a one time assessment for all banks will be imposed at a rate of 5 basis points for total assets less tier 1 capital. This is to be paid during the third quarter of 2009. This is estimated to be an additional pre-tax assessment of nearly $375 thousand. In addition, we opted into the government’s Temporary Liquidity Guarantee Program which insures all noninterest bearing demand deposits with unlimited FDIC insurance through December 31, 2009. An increase in FDIC premiums will be incurred in 2009 as a result of this option as well.

Other operating expenses increased $646 thousand, or 17.36%, from $3.7 million for the year 2007 to $4.4 million in the year 2008. Legal expenses increased during the year as we pursued various capital raising initiatives that were not implemented due to market conditions during both 2007 and 2008. Other operating expenses increased $705 thousand, or 23.38%, from the year 2006 to 2007. Other operating expenses have increased as our branch network has expanded. We are currently evaluating our operations to determine areas where efficiency can be obtained.

The ratio of noninterest expense as a percentage of average assets slightly increased in 2008 to 3.49% from 3.45% in 2007. The prior period for the year ending 2007 increased from 3.39% in 2006. We expect greater efficiencies to result as we maximize the performance of our branches. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 76.96% for 2008 as compared to 77.98% for 2007 and 78.14% for 2006.

Life Insurance and Related Change of Accounting Estimate

We have life insurance policies on the lives of four key officers. The Bank is the beneficiary under each policy. The total cash surrender value of the policies was $10.2 million and $9.7 million at December 31, 2008 and December 31, 2007, respectively. Total income for the policies during 2008 was $475 thousand as compared to $433 thousand and $408 thousand for the years ending 2007 and 2006, respectively. As described below, we transferred 4 policies totaling $8.1 million to separate account insurance products. The remaining policies are general account products and total $2.0 million at December 31, 2008.

In the latter part of 2006 and in January 2007, management began exploring the option to purchase additional bank owned life insurance to financially protect the Company in case of the death of other key employees. During the first half of 2007, due diligence was conducted on products and companies. During this process, the option to purchase separate account bank owned life insurance became available to the Company in addition to the traditional general account bank owned life insurance product. The primary difference between the two is that the separate account product offers the Company greater flexibility in investing the funds to yield a higher return and also a larger variety of investments to choose. The earnings stream of the investment is managed through a stable wrap provider. General account products are sold directly by a particular insurance company which makes the investment choices and gives substantially less flexibility in investment options. In addition, separate account products may be classified as a 20% risk weight for capital regulatory calculations as opposed to 100% risk weights for the general account products. The separate account product has typically been offered to large financial institutions, but now it is available to smaller community banks. The Company’s past asset size and capital levels did not qualify us for separate account bank owned life insurance. But since the Company experienced asset and capital growth, the option to purchase and like-kind exchange, or 1035 exchange, the existing policies became available. As a result, management decided to purchase the separate account product and 1035 exchange the existing policies.

Up until this time, the intention of management left the option open to cash in the existing policies before the death of the insured officers. This created a deferred tax liability on the earnings of the policies which typically would be tax exempt since they are life insurance proceeds. Management, the Bank Owned Life Insurance and Compensation Committees met and decided in August 2007 to change existing policies and any new purchases of bank owned life insurance to the separate account product. The Board of Directors ratified this decision in September 2007. As a result, management changed its intention to keep the life insurance policies until the death of the insured.

This resulted in a change of accounting estimate. As a result, the deferred taxes were adjusted by $638 thousand and income tax expense was reduced by the same amount during the third quarter of 2007.

Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax asset of $1.2 million existed at December 31, 2008 as compared to a deferred tax asset of $1.1 million at December 31, 2007. The deferred tax asset represents decreases to future income tax liabilities from future increased deductions for allowance for loan losses. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Capital

Total capital at the end of 2008 was $50.3 million compared to $45.2 million in 2007. The increase was $5.1 million, or 11.21%. We remain well-capitalized at the end of 2008, as defined by the capital guidelines of our regulatory agencies. Capital as a percentage of total assets was 6.23% at December 31, 2008 compared to 5.91% at December 31, 2007.

New Peoples did not apply to participate in the federal Troubled Asset Relief Program, or TARP, funds as we thought participation might not be in the best long-term interest of our stockholders. Our region did not experience a rapid rise in real estate prices in recent years. Likewise, real estate values have not declined precipitously like many other regions of the country. Regional rates of unemployment have held fairly steady compared to other regions.

Total asset growth for 2008 slowed and we anticipate this slower rate of growth to continue in the near future. We still have targeted markets that we plan to enter in the future, and additional capital may be needed to implement those strategic plans. However, our primary source of capital for asset growth comes from retained earnings. Our strategic plan, including geographic growth, can be supported by projected retained earnings. If earnings do not meet projections, additional sources of capital may have to be obtained. Currently we have no plans to raise additional capital for our strategic purposes.

In June 2008, a majority of New Peoples’ stockholders voted to amend the Articles of Incorporation to authorize 50 million shares of common stock. Prior to this approval, 12 million shares of common stock were authorized.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. New Peoples’ strategic plan is to continue growing but at a slower pace. Earnings will continue to be retained to support our growth until the board of directors considers it prudent to pay cash dividends.

Liquidity and Capital Resources

We have not had liquidity issues during 2008 and do not expect our liquidity position to deteriorate materially in the future. We closely monitor our liquidity and have a variety of ways to increase liquidity levels as needed. At December 31, 2008 and December 31, 2007, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $23.9 million and $22.3 million, respectively.

At December 31, 2008, we had borrowings from the Federal Home Loan Bank totaling $26.6 million as compared to $42.4 million at December 31, 2007. Of these borrowings at December 31, 2008, none are overnight and subject to daily interest rate changes. Term notes of $15.2 million mature in the year 2012. Two additional borrowings totaling $12.0 million have a maturity date in the year 2018, but reduce in principal amounts monthly. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $7.0 million to the Treasury Board of Virginia for collateral on public funds. An additional $64.5 million was available on December 31, 2008 on the $95.0 million line of credit which is secured by a blanket lien on our residential real estate loans.

At December 31, 2008, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $3.0 million, which is net of those securities pledged as collateral. As mentioned above, in the second quarter of 2008, we utilized $7.0 million of our Federal Home Loan Bank line of credit as a letter of credit for public funds collateral.. This was authorized by the state legislature in the 2008 session, and we have taken advantage of this efficient way to secure these deposits. We do not have any Fannie Mae or Freddie Mac equity securities.

Our loan to deposit ratio was 102.19% at December 31, 2008 and 103.84% at year end 2007. We anticipate this ratio to decrease as we continue to grow deposits in our branch network. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Bank (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. In December 2008, the Bank elected to participate in both guarantee programs, which provide the Bank with an additional source of liquidity.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $20.4 million. In addition, in the third quarter of 2008 we joined with the Promontory Interfinancial Network, LLC, otherwise known as CDARS. CDARS allows our customers to access FDIC insurance protection on multi-million dollar certificates of deposit through our Bank. When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $100,000 so that principal and interest are eligible for FDIC insurance protection. At December 31, 2008, we had $7.3 million in CDARS deposits.

Another source of liquidity available to us is through the brokered deposits market. Though this has not been a strategy in the past, we may utilize this source in the future as a lower cost source of funds.

Additional liquidity is expected to be provided by the future growth that management expects in deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area.

With the lines of credit available, anticipated deposit growth, CDARs, the TLG Program, and other external sources of funding, we believe we have adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future.

Financial Instruments with Off-Balance-Sheet Risk

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2008 and 2007 is as follows:

(Dollars in thousands)	2008	2007

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$51,190	$57,032
Standby letters of credit	4,022	3,150

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

Contractual Obligations

New Peoples and its subsidiaries have Federal Home Loan Bank advances, operating lease obligations and trust preferred securities indebtedness. The following is a breakdown of the payment obligations over the life of the agreements:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Trust preferred securities indebtedness	$16,496	$—	$—	$—	$16,496
Federal Home Loan Bank advances	26,582	168	5,336	10,561	10,517
Line of credit	4,913	—	4,913	—	—
Operating Lease Obligations	244	30	60	60	94

Total	$48,235	$198	$10,309	$10,621	$27,107

Interest Sensitivity

At December 31, 2008, we had a negative cumulative gap rate sensitivity ratio of 40.27% for the one year re-pricing period, compared to 32.86% at December 31, 2007. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would probably decrease in periods during which interest rates are increasing. We are closely monitoring our position and make adjustments periodically to strategically position ourselves to enhance earnings in current and anticipated interest rate environments. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk.

Interest Sensitivity Analysis
December 31, 2008
(Dollars in thousands)

	1- 90 Days	91-365 Days	1-3 Years	4-5 Years	6-15 Years	Over 15 years	Total

Uses of funds:
Loans	$127,828	$95,821	$116,025	$210,873	$116,072	$54,555	$721,174
Federal funds sold	1,813	—	—	—	—	—	1,813
Investments	3,073	—	3,449	—	—	1,326	7,848
Bank owned life insurance	10,153	—	—	—	—	—	10,153

Total earning assets	$142,867	$95,821	$119,474	$210,873	$116,072	$55,881	$740,988

Sources of funds:
Interest Bearing DDA	$34,498	$—	$—	$—	$—	$—	$34,498
Savings & MMDA	89,787	—	—	—	—	—	89,787
Time Deposits	158,344	233,029	76,586	17,996	—	—	485,955
Trust preferred securities	16,496	—	—	—	—	—	16,496
Other borrowings	4,913	—	5,000	10,225	11,357	—	31,495

Total interest bearing liabilities	$304,038	$233,029	$81,586	$28,221	$11,357	$—	$658,231

Discrete Gap	$(161,171)	$(137,208)	$37,888	$182,652	$104,715	$55,881	$82,757

Cumulative Gap	$(161,171)	$(298,379)	$(260,491)	$(77,839)	$26,876	$82,757

Cumulative Gap as % of Total Earning Assets	(21.75%)	(40.27%)	(35.15%)	(10.50%)	3.63%	11.17%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The following tables summarize our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of December 31, 2008 and 2007. During 2008, we reduced some of our established limitations to match our interest risk tolerance. The changes of percentages of modeled changes in net interest income from 2007 to 2008 are reflective of the strategies implemented during a historically low interest rate environment. Our position changed from 2007 to 2008 to be in line with an interest rate decline to best enhance earnings. As interest rates increase, we will implement different strategies to enhance our earnings. At both dates, our interest rate risk is within the established limitations.

2008

Immediate Estimated Increase Basis Point Change In Interest Rates	% Increase (Decrease) in Net Interest Income	Established Limitation

+300	(10.90)%	(15.00)%
+200	(7.69)%	(10.00)%
+100	(3.99)%	(7.00)%
-100	9.38%	(7.00)%
-200	11.32%	(10.00)%
-300	17.06%	(15.00)%

2007

Immediate Estimated Increase Basis Point Change In Interest Rates	% Increase (Decrease) in Net Interest Income	Established Limitation

+300	16.15%	(20.00)%
+200	11.17%	(15.00)%
+100	5.53%	(7.00)%
-100	(5.31)%	(7.00)%
-200	(10.42)%	(15.00)%
-300	(13.25)%	(20.00)%

The type of modeling used to generate the above tables does not take into account all strategies that we might adopt in response to a sudden and sustained change in interest rates. These strategies may include asset/liability acquisitions of appropriate maturities in the cash market and may also include off-balance sheet alternatives to the extent such activity is authorized by the board of directors.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of New Peoples Bankshares, Inc.
Honaker, Virginia

          We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. New Peoples Bankshares, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Peoples Bankshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2009 expressed an adverse opinion.

	/S/	BROWN, EDWARDS AND COMPANY, L. L. P.
CERTIFIED PUBLIC ACCOUNTANTS

Bluefield, West Virginia March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of New Peoples Bankshares, Inc.
Honaker, Virginia

          We have audited New Peoples Bankshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). New Peoples Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

          A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

          At year end, the Company was in the process of updating loan classifications in its financial reporting systems to reflect new guidance related to required quarterly reports filed with the FDIC. As this had been an ongoing process, loan classifications were reported incorrectly on quarterly reports for each quarter of 2008. The classification errors amounted to approximately $5.8 million on the quarterly report filed January 31, 2009 for the period ended December 31, 2008. The Company implemented a program to address these mis-classifications and amended the report for the period ended December 31, 2008. The Company has also included the corrected information in its December 31, 2008 financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 10, 2009 on those financial statements.

          A material weakness has been identified with regard to the design and operating effectiveness of certain entity level controls, including the Company’s Codes of Ethics and Conduct. The Company has addressed these matters and has plans to strengthen controls in these areas. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 10, 2009 on those consolidated financial statements.

          In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, New Peoples Bankshares, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, and cash flows of New Peoples Bankshares, Inc., and our report dated March 10, 2009 expressed an unqualified opinion.

	/S/	BROWN, EDWARDS AND COMPANY, L. L. P.
CERTIFIED PUBLIC ACCOUNTANTS

Bluefield, West Virginia
March 10, 2009

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(IN THOUSANDS EXCEPT SHARE and SHARE DATA)

	2008	2007

ASSETS

Cash and due from banks	$22,099	$20,195
Federal funds sold	1,813	2,062

Total Cash and Cash Equivalents	23,912	22,257

Investment Securities
Available-for-sale	3,449	4,974

Loans receivable	721,174	682,260
Allowance for loan losses	(6,904)	(6,620)

Net Loans	714,270	675,640

Bank premises and equipment, net	36,829	34,892
Equity securities (restricted)	3,903	4,258
Other real estate owned	2,496	2,051
Accrued interest receivable	4,537	4,969
Life insurance investments	10,153	9,745
Goodwill and other intangibles	4,633	4,829
Other assets	3,716	2,336

Total Assets	$807,898	$765,951

LIABILITIES

Deposits
Demand deposits
Noninterest bearing	$95,448	$83,680
Interest-bearing	34,498	26,857
Savings deposits	89,787	44,721
Time deposits	485,955	501,775

Total Deposits	705,688	657,033

FHLB advances	26,582	42,434
Accrued interest payable	2,155	2,822
Accrued expenses and other liabilities	1,741	1,917
Line of credit borrowing	4,913	—
Trust preferred securities	16,496	16,496

Total Liabilities	757,575	720,702

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized;
10,008,902 and 9,959,477 shares issued and outstanding for 2008 and 2007, respectively	20,017	19,919
Additional paid-in-capital	21,683	21,484
Retained earnings	8,576	3,839
Accumulated other comprehensive income (loss)	47	7

Total Stockholders’ Equity	50,323	45,249

Total Liabilities and Stockholders’ Equity	$807,898	$765,951

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	2008	2007	2006

INTEREST AND DIVIDEND INCOME
Loans including fees	$51,911	$50,884	$40,762
Federal funds sold	35	129	191
Investments	208	254	172
Dividends on equity securities (restricted)	163	180	155

Total Interest and Dividend Income	52,317	51,447	41,280

INTEREST EXPENSE
Deposits
Demand	240	164	142
Savings	682	485	489
Time deposits below $100,000	12,556	14,851	11,295
Time deposits above $100,000	7,261	8,098	5,709
FHLB advances	1,217	857	754
Other borrowings	134	—	—
Trust Preferred Securities	1,005	1,283	1,004

Total Interest Expense	23,095	25,738	19,393

NET INTEREST INCOME	29,222	25,709	21,887

PROVISION FOR LOAN LOSSES (Note 6)	1,500	3,840	1,277

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,722	21,869	20,610

NONINTEREST INCOME
Service charges	2,704	2,455	2,032
Fees, commissions and other income	1,398	994	414
Insurance and investment fees	973	769	606
Life insurance investment income	475	433	408

Total Noninterest Income	5,550	4,651	3,460

NONINTEREST EXPENSES
Salaries and employee benefits (Note 14)	15,628	13,978	11,848
Occupancy expense	2,215	1,776	1,429
Equipment expense	2,345	2,254	1,971
Advertising and public relations	477	437	381
Data processing and telecommunications	1,341	1,114	1,047
FDIC Assessment	724	367	60
Other real estate owned and repossessed vehicles	134	27	53
Net gains on sale of other real estate owned	(612)	—	—
Other operating expenses	4,367	3,721	3,016

Total Noninterest Expenses	26,619	23,674	19,805

INCOME BEFORE INCOME TAXES	6,653	2,846	4,265

INCOME TAX EXPENSE (Note 9)
Current income tax expense	1,916	614	1,175
Change of accounting estimate (Note 13)	—	(638)	—

Total Income Tax Expense (benefit)	1,916	(24)	1,175

NET INCOME	$4,737	$2,870	$3,090

Earnings Per Share
Basic	$0.47	$0.29	$0.31

Fully Diluted	$0.46	$0.28	$0.30

Average Weighted Shares of Common Stock
Basic	9,980,348	9,957,949	9,931,713
Fully Diluted	10,234,909	10,371,577	10,384,100

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(IN THOUSANDS INCLUDING SHARE DATA)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Compre- hensive Income

Balance, December 31, 2005	7,619	$15,239	$21,265	$2,475	$(15)	$38,964

Net Income				3,090		3,090	3,090
Unrealized gain (net of deferred tax of $8) on available-for-sale securities					17	17	17

Stock Options Exercised	38	75	200			275

Balance, December 31, 2006	7,657	$15,314	$21,465	$5,565	$2	$42,346	$3,107

Net Income				2,870		2,870	2,870
13-for-10 stock split, September 12, 2007	2,298	$4,596		(4,596)
Unrealized gain (net of deferred tax of $4) on available-for-sale securities					5	5	5

Stock Options Exercised	4	9	19			28

Balance, December 31, 2007	9,959	$19,919	$21,484	$3,839	$7	$45,249	$2,875

Net Income				4,737		4,737	4,737
Unrealized gain(net of deferred tax of $21) on available-for-sale securities					40	40	40

Stock Options Exercised	49	98	199			297

Balance, December 31, 2008	10,008	$20,017	$21,683	$8,576	$47	$50,323	$4,777

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(IN THOUSANDS)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,737	$2,870	$3,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,000	2,598	2,300
Provision for Loan Losses	1,500	3,840	1,277
Income (less expenses) on Life Insurance	(408)	(368)	(346)
Loss on sale of fixed assets	3	—	—
(Gain) loss on sale of foreclosed real estate	(612)	—	30
Accretion of bond premiums/discounts	(6)	(19)	(29)
Deferred tax (benefit) expense	112	(1,375)	(267)
Amortization of core deposit intangible	196	103	—
Net change in:
Interest receivable	432	(829)	(1,135)
Other Assets	(1,492)	867	(570)
Accrued interest payable	(667)	39	1,225
Accrued expense and other liabilities	(176)	(90)	630

Net Cash Provided by Operating Activities	6,619	7,636	6,205

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(41,766)	(102,228)	(101,318)
Purchase of securities available for sale	(4,000)	(4,990)	(2,985)
Proceeds from sale and maturities of securities available-for-sale	5,570	3,533	5,700
Purchase of Federal Reserve Bank stock	(120)	(128)	(76)
(Purchase) sale of Federal Home Loan Bank stock	475	(1,978)	197
Acquisition of branches
Loans acquired	—	(13,691)	—
Deposits assumed	—	60,380	—
Bank premises	—	(1,178)	—
Goodwill and other intangibles	—	(4,932)	—
Payments for the purchase of property	(4,940)	(6,874)	(9,692)
Proceeds from sales of other real estate owned	1,804	—	—

Net Cash Used in Investing Activities	(42,977)	(72,086)	(108,174)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock options exercised	297	28	275
Issuance of trust preferred securities	—	—	5,000
Net increase in line of credit borrowings	4,913	—	—
Net change in:
Demand deposits	19,409	12,582	11,062
Savings deposits	45,066	(3,425)	(1,884)
Time deposits	(15,820)	15,310	100,317
Net increase (decrease) in FHLB borrowings	(15,852)	42,434	(11,570)

Net Cash Provided by Financing Activities	38,013	66,929	103,200

Net increase in cash and cash equivalents	1,655	2,376	1,231
Cash and Cash Equivalents, Beginning of Year	22,257	19,881	18,650

Cash and Cash Equivalents, End of Year	$23,912	$22,257	$19,881

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$22,428	$25,777	$20,619
Taxes	$1,625	$1,153	$1,490
Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$1,637	$521	$749
Loans made to finance sale of foreclosed real estate	$50	$828	$455

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS

Nature of Operations – New Peoples Bankshares, Inc. (“The Company”) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank (“Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing additional trust preferred securities. On January 1, 2009, NPB Financial Services, Inc. was transferred from New Peoples Bankshares, Inc. to become a subsidiary of New Peoples Bank, Inc.

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

Loans – Loans are carried on the balance sheet at unpaid principal balance, net of any unearned interest and the allowance for loan losses. Interest income on loans is computed using the effective interest method, except where serious doubt exists as to the collectibility of the loan, in which case accrual of the income is discontinued.

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

Significant Group Concentrations of Credit Risk – The Company recognizes a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $12.6 million as of December 31, 2008. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. The Bank does not have any significant concentrations to any one industry or customer.

Allowance for Loan Losses – The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The loan portfolio is analyzed periodically and loans are assigned a risk rating. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A general allowance is made for all other loans not considered impaired as deemed appropriate by management. In determining the adequacy of the allowance, management considers the following factors: the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, the estimated value of any underlying collateral, prevailing environmental factors and economic conditions, and other inherent risks. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in collateral values and changes in estimates of cash flows on impaired loans. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Stock Options – Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. No stock options were granted in 2008, 2007 and 2006. However, if stock options had been granted, the Company would have recognized the expense of the stock-based employee compensation by using the fair value method directly against net income.

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

Business Combinations - For purchase acquisitions accounted for as a business combination, the Company is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization method for such intangible assets. In addition, purchase acquisitions may result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in acquisition multiples, the overall interest rate environment, or the continuing operations of the assets acquired could have a significant impact on the periodic impairment testing. For additional discussion concerning our valuation of intangible assets, see Note 12, “Intangible Assets.”

Reclassification of Financial Statement Presentation – Certain reclassifications in the 2007 and 2006 Income Statements have been made regarding data processing and telecommunications expenses that was previously classified as other operating expenses. Certain reclassifications in the Statement of Cash Flows have been made to the 2006 financial statements regarding trust preferred securities issued and other assets to conform to the 2007 financial statement presentation. Such reclassification had no effect on net income as previously reported.

NOTE 3	DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $1.8 million and $11.3 million at December 31, 2008 and 2007, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

December 31, 2008
Available for Sale
U.S. Government Agencies	$3,000	$63	$—	$3,063
Mortgage backed securities	378	7	—	386

Total Securities AFS	$3,378	$70	$—	$3,449

December 31, 2007
Available for Sale
U.S. Government Agencies	$4,494	$8	$—	$4,502
Mortgage backed securities	468	4	—	472

Total Securities AFS	$4,962	$12	$—	$4,974

At December 31, 2008 and 2007, the available for sale portfolio included no individual investments for which the fair market value was less than amortized cost. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at December 31, 2008, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands)	Amortized Cost	Fair Value	Weighted Average Yield

Securities Available for Sale
Due in one year or less	$—	$—	—
Due after one year through five years	3,378	3,449	3.53%

Total	$3,378	$3,449	3.53%

Investment securities with a carrying value of $414 thousand and $3.5 million at December 31, 2008 and 2007, were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $3.9 million and $4.3 million as of December 31, 2008 and 2007, respectively.

NOTE 5	LOANS:

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2008	2007

Commercial, financial and agricultural	$110,060	$121,198
Real estate-construction	64,595	38,420
Real estate-mortgages	483,471	463,079
Installment loans to individuals	63,048	59,563

Total loans	$721,174	$682,260

The following is a summary of information at December 31, pertaining to nonperforming loans:

(Dollars are in thousands)	2008	2007

Principal:
Nonaccrual Loans	$6,414	$2,946
Loans past due 90 days or more still accruing interest	33	267

Total Non-performing Loans	$6,447	$3,213

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5	LOANS (CONTINUED):

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

(Dollars are in thousands)	2008	2007	2006

Recorded investments in loans considered to be impaired	$6,844	$9,627	$1,382
Loans considered to be impaired that were on a non-accrual basis	6,414	2,946	1,206
Recorded investment in impaired loans with related allowance	642	7,450	261
Allowance for loan losses related to loans considered to be impaired	218	1,273	82
Average recorded investment in impaired loans	6,239	6,130	912
Total interest income not recognized on impaired loans	221	227	65
Recorded investment in impaired loans with no related allowance	6,202	2,177	1,121

NOTE 6	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

(Dollars are in thousands)	2008	2007	2006

Balance, beginning of year	$6,620	$4,870	$3,943
Provision for loan losses	1,500	3,840	1,277
Recoveries of loans charged off	95	76	73
Loans charged off	(1,311)	(2,166)	(423)

Balance, End of Year	$6,904	$6,620	$4,870

Percentage of Loans	0.96%	0.97%	0.86%

NOTE 7	BANK PREMISES AND EQUIPMENT:

Bank premises and equipment at December 31, are summarized as follows:

(Dollars are in thousands)	2008	2007

Land	$10,423	$9,394
Buildings and improvements	22,113	20,658
Furniture and equipment	15,971	13,780
Vehicles	668	665
Construction in progress	1,999	1,776

	51,174	46,273
Less accumulated depreciation	(14,345)	(11,381)

Bank Premises and Equipment	$36,829	$34,892

Depreciation expense for 2008, 2007, and 2006 was $3.0 million, $2.6 million, and $2.3 million, respectively.

At December 31, 2008, construction in progress included the costs of buildings and land purchased for new branches in Duffield, Virginia and Princeton, West Virginia. In December 2008, the Board of Directors resolved to sell the Duffield location. It is being marketed at a projected net sales price greater than book value; however, the length of time it will take to find a qualified buyer is not known. The Duffield property is not being depreciated. The Princeton location is anticipated to operate as a full service branch location in 2009 at no additional cost to complete. At December 31, 2007, construction in progress included the costs of building and land purchased for new branches in Duffield, Virginia; and Bluewell and Princeton, West Virginia. The Bluewell location opened in August 2008 as a full service branch.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8	OTHER TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100,000 was $165.6 million and $175.1 million at December 31, 2008 and 2007, respectively

At December 31, 2008, the scheduled maturities of certificates of deposit are as follows (dollars are in thousands):

2009	$123,990
2010	30,455
2011	5,848
2012	4,317
2013	1,022
After five years	—

Total	$165,632

NOTE 9	INCOME TAX EXPENSE:

The components of income tax expense for the years ended December 31, are as follows:

(Dollars are in thousands)	2008	2007	2006

Current expense	$1,804	$1,512	$1,442
Deferred expense (benefits)	112	(1,536)	(267)

Net income Tax	$1,916	$(24)	$1,175

The deferred tax expense (benefit) resulting from temporary differences for the years ended December 31 is as follows:

(Dollar are in thousands)	2008	2007	2006

Organization and start-up cost	$2	$2	$—
Provision for loan losses	(127)	(642)	(299)
Depreciation	143	(74)	(54)
Deferred compensation expense	(39)	(34)	(32)
Accrued employee benefits	81	(172)	—
Amortization of core deposits	—	(26)	—
Amortization of goodwill	46	47	—
Earnings on bank owned life insurance	—	(638)	118
Capitalized interest and repair expense	6	1	—

Deferred Income Tax Expenses (Benefit)	$112	$(1,536)	$(267)

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands)	2008	2007	2006

Deferred Tax Assets:
Organization and start-up cost	$1	$3	$5
Allowance for loan losses	2,306	2,179	1,537
Deferred compensation	215	176	142
Accrued employee benefits	91	172	—
Amortization of core deposits	26	26	—
Capitalized interest and repair expense	12	18	19

Total Assets	2,651	2,574	1,703

Deferred Tax Liabilities
Accelerated depreciation	1,381	1,238	1,312
Amortization of goodwill	93	47	—
Unrealized gain on securities available for sale	24	4	1
Unrealized income on bank owned life insurance	—	—	638

Total Liabilities	1,498	1,289	1,951

Net deferred Tax Asset (Liability)	$1,153	$1,285	$(248)

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

(Dollars are in thousands)	2008	2007	2006

Income tax expense at the applicable federal rate	$2,262	$968	$1,450
Permanent differences resulting from:
Nondeductible expenses	15	40	31
Tax exempt interest income	(160)	(190)	(191)
State income taxes less federal tax effect	51	40	24
Bank owned life insurance	(139)	(125)	—
Change of accounting estimate	—	(638)	—
Other adjustments	(113)	(119)	(139)

Income Tax Expense (benefit)	$1,916	$(24)	$1,175

NOTE 10	RELATED PARTY TRANSACTIONS:

During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to $12.4 million at December 31, 2008 and $11.2 million at December 31, 2007. During the year ended December 31, 2008, total principal additions were $11.7 million and principal payments were $10.6 million, including renewals. During the year ended December 31, 2007, total principal additions were $11.5 million and principal payments were $12.3 million, including renewals. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Total related party deposits held at the Bank were $16.9 million and $19.8 million at the end of years 2008 and 2007, respectively.

NOTE 11	SIGNIFICANT ACQUISITION:

On June 29, 2007, the Bank finalized the purchase of assets and assumption of liabilities of two branches of FNB Southeast. The acquisition of the branches was accounted for as a business combination and, as the purchase price exceeded the value of the net identified tangible and intangible assets acquired, resulted in $4.1 million of goodwill being recorded as an intangible asset on the accompanying balance sheet. The acquisition provided, in addition to other factors, a strategic opportunity to expand into these markets without the delay normally experienced in building a branch and future growth.

The acquisition transaction resulted in an estimated fair value of $13.7 million in loans acquired and $60.4 million in deposits assumed. The resulting goodwill was $4.1 million. The estimated core deposit premium is $810 thousand and is being amortized over 6.84 years.

In October 2007, the Bank agreed to purchase the $6.5 million remaining loan portfolio and interest receivable from FNB Southeast at a 28.42% discount. In addition, the Bank also obtained the right to collect on previously charged-off credits of FNB Southeast in the market area totaling $658 thousand. At the time of settlement, November 2, 2007, the outstanding balance of the notes purchased was $6.2 million and the discount recorded was $2.2 million.

The outstanding balance of the notes purchased was $3.2 million and $5.5 million at December 31, 2008 and 2007, respectively. The discount balance was $1.2 million and $2.1 million at December 31, 2008 and 2007, respectively.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12	INTANGIBLE ASSETS:

In, 2007, the Bank completed the acquisition of two branches in which certain intangible assets were identified related to the value of core deposits. The estimated fair value of the core deposits was determined based on the present value of future cash flow related to those deposits considering the industry standard “financial instrument” type present value methodology. All-in costs and runoff balances by year are discounted by term specific Federal Home Loan Bank advance rates used as a measure of the best available approximate alternative costs of funds. The estimated economic advantage embedded in the acquired deposits as compared to alternative values is the core deposit intangible.

(Dollars are in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2008
Amortizable core deposit intangibles	$810	$299	$511
Unamortizable goodwill	$4,122	$—	$4,122

December 31, 2007
Amortizable core deposit intangibles	$810	$103	$707
Unamortizable goodwill	$4,122	$—	$4,122

Amortization expense related to these intangibles is based upon the average economic life of the core deposits. The estimates of expense for the periods are as indicated below using the sum of the years’ digits method of amortization.

(Dollars are in thousands)
Estimated amortization expense
For year ended December 31, 2009	$154
For year ended December 31, 2010	131
For year ended December 31, 2011	101
For year ended December 31, 2012	71
For year ended December 31, 2013	45
For year ended December 31, 2014	9

Total	$511

Goodwill is tested at least annually to determine if there is any impairment. The first test conducted in accordance with SFAS. No. 142 occurred as of November 30, 2008 and will continue hereafter on an annual basis on this date unless it is deemed necessary to test for impairment on a more frequent basis. No impairment was recognized in 2008.

NOTE 13	CHANGE OF ACCOUNTING ESTIMATE:

During the third quarter of 2007, the Company changed its intention related to its ownership of bank owned life insurance on members of management. When the life insurance was purchased, the determination was made that the insurance policies may be cashed in before the death of an insured employee creating a potential taxable event at that time. During September 2007, the Board of Directors restructured the life insurance program and decided that the policies in existence at that time as well as any additional policies to be purchased would be held to the death of the insured at which time the Company will receive the proceeds in a tax free transaction. Therefore, as a result deferred taxes were adjusted by $638 thousand which had been previously provided and income tax expense was reduced by the same amount during the third quarter of 2007. The adjustment was reflected as a change of accounting estimate in accordance with Financial Accounting Standards Board Statement No. 154, (As Amended) Accounting Changes and Error Corrections.

NOTE 14	RETIREMENT PLANS:

The Company has established a qualified defined contribution plan that covers all full time employees. Under the plan, the Company matches employee contributions up to a maximum of 5% of their salary. The Company contributed $479 thousand, $393 thousand, and $356 thousand to the defined contribution plan for 2008, 2007 and 2006, respectively.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14	RETIREMENT PLANS (CONTINUED):

In addition, in 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. Expenses related to the plan were $113 thousand, $101 thousand, and $95 thousand, for 2008, 2007 and 2006, respectively.

NOTE 15	STOCK OPTION PLAN:

New Peoples’ Stock Option Plan (“the Plan”) was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of the Company by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. The Plan provides that options for up to 1,287,000 shares of the Company’s common stock may be issued to employees and directors as adjusted for the 13-for-10 stock split effected in the form of a stock dividend on September 12, 2007 and a 10 percent stock dividend on June 7, 2005. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of the Company. All options are subject to exercise or forfeiture if the Company’s capital falls below minimum requirements, as determined by its primary state or federal regulator. The Plan will expire on May 31, 2011, unless terminated earlier by the board of directors. At December 31, 2008, there were 192,777 additional shares available for grant under the Plan. All options granted and outstanding are fully vested. The Company did not grant any options in 2008, 2007 and 2006. The intrinsic values of stock options exercised were $343 thousand, $31 thousand, and $296 thousand for 2008, 2007 and 2006.

Information about stock options outstanding at December 31, 2008 follows:

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise
$5.25	230,613	3.00 years	$5.25
$6.99	200,250	4.52 years	$6.99
$9.44	132,145	6.00 years	$9.44
$11.54	399,912	7.00 years	$11.54

Totals	962,920	6.11 years	$8.80

A summary of the status of the Company’s stock option plan is presented below:

	2008		2007		2006

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding and exercisable, Beginning of year	1,036,850	$8.68	809,062	$11.28	851,792	$11.10
Effect of 13 for 10 stock split effected in the form of a stock dividend			239,388	(2.60)
Exercised	(49,425)	6.03	(4,250)	6.93	(37,705)	7.29
Forfeited	(24,505)	9.55	(7,350)	13.03	(5,025)	11.37

Outstanding and exercisable, end of year	962,920	$8.80	1,036,850	$8.68	809,062	$11.28

NOTE 16	DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. As of December 31, 2008, approximately $13.9 million was available for dividend distribution.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17	LEASING ACTIVITIES:

The Company’s leasing activities consist of the leasing of land and buildings under agreements in which the Bank is lessee. These leases have been classified as operating leases.

The following is a schedule by years of future minimum rental payments in thousands, required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008:

Year ending December 31:
2009	$30
2010	30
2011	30
2012	30
2013	30
Thereafter	94

Total minimum payments required	$244

Rental commitments of less than one year are not included in the above schedule. Rentals charged to operations under operating leases were $34 thousand, $60 thousand, and $60 thousand, for the years ended 2008, 2007, and 2006, respectively.

NOTE 18	AVAILABLE LINES OF CREDIT AND FEDERAL HOME LOAN BANK ADVANCES:

The Bank has federal funds lines of credit with correspondent banks totaling $20.4 million as of December 31, 2008. In addition, the Bank may borrow up to an additional $61.5 million from the Federal Home Loan Bank under a line of credit which is secured by a blanket lien on residential real estate loans.

The Bank had no overnight borrowings subject to daily rate changes from the Federal Home Loan Bank at December 31, 2008. The Bank had borrowings of $32.2 million that were overnight with interest rates that change daily as of December 31, 2007. All other borrowings are at fixed rates.

The Bank had $26.6 million in term borrowings with the Federal Home Loan Bank at December 31, 2008 and $10.2 million at December 31, 2007. The borrowings consist of convertible notes totaling $15.2 million and $10.2 million at December 31, 2008 and 2007, respectively with a weighted average interest rate of 3.76% and 4.03%. The convertible notes have a quarterly Bermudan call feature beginning in 2008 and mature in 2012. Two additional borrowings totaling $11.4 million at December 31, 2008 were obtained in 2008 to fund various real estate loans. These borrowings have fixed rates with an average weighted interest rate of 4.07%, principal reducing to $0 at the maturity in 2018. A letter of credit for $7.0 million was issued in 2008 to the Treasury Board of Virginia for collateral on public funds. No draws on the letter of credit have been issued.

NOTE 19	LEGAL CONTINGENCIES:

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NOTE 20	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

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

Financial instruments whose contract amount represents credit risk were as follows:

(Dollars are in thousands)	2008	2007
Commitments to extend credit	$51,190	$57,032
Standby letters of credit	4,022	3,150

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED):

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

NOTE 21	LINE OF CREDIT:

In June 2008, the Company obtained a three year revolving line of credit totaling $6.5 million from Silverton Bank. This line of credit replaced the existing line of credit totaling $1.5 million. The interest rate is priced at Wall Street Journal Prime, or 5.00% at December 31, 2008, and will change as the Wall Street Journal Prime rate changes, subject to a floor rate of 5.00%. Collateral for the line of credit is the subsidiary, New Peoples Bank, Inc. common stock. The balance at December 31, 2008 was $4.9 million with $1.6 million available for future draws. The purpose of the line of credit is for general operations and capital injections to the subsidiaries.

NOTE 22	TRUST PREFERRED SECURITIES:

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which Include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at December 31, 2008 of 6.59%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at December 31, 2008 of 7.42%.

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

NOTE 23	REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2008, the Company and the Bank meet all capital adequacy requirements to which they are subject.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23	REGULATORY MATTERS (CONTINUED):

As of July 2008, the most recent date of notification, the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2008 and 2007, respectively.

					Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions

	Actual		Minimum Capital Requirement
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2008:
Total Capital to Risk Weighted Assets
The Company	$69,043	10.78%	51,234	8%	$	N/A	N/A
The Bank	72,696	11.36%	51,181	8%		63,976	10%
Tier 1 Capital Risk Weighted Assets:
The Company	60,857	9.50%	25,617	4%		N/A	N/A
The Bank	65,792	10.28%	25,590	4%		38,386	6%
Tier 1 Capital to Average Assets:
The Company	60,857	7.72%	31,519	4%		N/A	N/A
The Bank	65,792	8.35%	31,519	4%		39,399	5%

December 31,2007:
Total Capital to Risk Weighted Assets
The Company	$63,542	10.29%	49,392	8%	$	N/A	N/A
The Bank	62,681	10.11%	49,591	8%		61,989	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	53,901	8.73%	24,696	4%		N/A	N/A
The Bank	56,061	9.04%	24,795	4%		37,193	6%
Tier 1 Capital to Average Assets:
The Company	53,901	7.22%	29,863	4%		N/A	N/A
The Bank	56,061	7.52%	29,818	4%		37,272	5%

NOTE 24	COMMON STOCK:

On June 5, 2008, a majority of the shareholders voted in favor of amending the articles of incorporation to increase the authorized number of shares of common stock from 12 million to 50 million shares. The amendment to the articles of incorporation was made on June 24, 2008.

NOTE 25	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 25	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $3.5 million at December 31, 2008, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at December 31, 2008 was $6.8 million.

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

Assets and liabilities measured at fair value are as follows as of December 31, 2008:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available for sale investments	$—	$3,449	$—
Impaired loans	—	6,844	—

Total	$—	$10,293	$—

Fair Value of Financial Instruments

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity, or contracts that convey or impose on an entity that contractual right or obligation to either receive or deliver cash for another financial instrument. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

The following summary presents the methodologies and assumptions used to estimate the fair value of the Company’s financial instruments presented below. The information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. Subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts that will actually be realized or paid upon settlement or maturity on these various instruments could be significantly different.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 25	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2008 and 2007.

	December 31, 2008		December 31, 2007
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

Financial Assets
Cash and due from bank	$22,099	$22,099	$20,195	$20,195
Federal funds sold	1,813	1,813	2,062	2,062
Investment securities	3,449	3,449	4,974	4,974
Equity securities (restricted)	3,903	3,903	4,258	4,258
Loans	728,940	721,174	685,667	682,260
Accrued Interest receivable	4,537	4,537	4,969	4,969
Life insurance investments	10,153	10,153	9,745	9,745

Financial Liabilities
Demand Deposits
Non-interest bearing	95,448	95,448	83,680	83,680
Interest-bearing	34,498	34,498	26,857	26,857
Savings deposits	89,787	89,787	44,721	44,721
Time deposits	487,638	485,955	503,890	501,775
FHLB advances	25,851	26,582	42,346	42,434
Accrued interest payable	2,155	2,155	2,822	2,822
Line of credit borrowing	4,913	4,913	—	—
Trust preferred securities	16,496	16,496	16,496	16,496

NOTE 26	RECENT ACCOUNTING DEVELOPMENTS:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 will be effective for the Company on January 1, 2009 and will not have any impact on the Company’s financial position, results of operations or cash flows.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 26	RECENT ACCOUNTING DEVELOPMENTS (CONTINUED):

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140. FSP 140-3 will be effective for the Company on January 1, 2009. The adoption of FSP 140-3 is not anticipated to impact on the Company’s financial position, results of operations or cash flows.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 will be effective January 1, 2009 and will not affect on the Company’s financial position, results of operations, earnings per share or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment such as the length of time and extent to which the market value has been less than cost, financial condition and near-term prospects of the issuer, and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”), effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives. The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. The adoption of this Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 24) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP was effective upon issuance. For the Company, this FSP was effective for the quarter ended September 30, 2008.

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 26	RECENT ACCOUNTING DEVELOPMENTS (CONTINUED):

In January 2009, FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 28	PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Dollars in Thousands)

	2008	2007

ASSETS
Due from banks	$615	$107
Investment in subsidiaries	71,415	61,676
Other assets	89	1,139

Total Assets	$72,119	$62,922

LIABILITIES
Accrued interest payable	$341	$289
Accrued expenses and other liabilities	46	888
Other borrowed money	4,913	—
Trust preferred securities	16,496	16,496

Total Liabilities	21,796	17,673

STOCKHOLDERS’ EQUITY
Common stock-$2.00 par value, 50,000,000 shares authorized; 10,008,902 and 9,959,477 shares issued and outstanding for 2008 and 2007, respectively	20,017	19,919
Additional paid capital	21,683	21,484
Retained earnings	8,576	3,839
Accumulated other comprehensive income	47	7

Total Stockholders’ Equity	50,323	45,249

Total Liabilities and Stockholders’ Equity	$72,119	$62,922

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(Dollars in Thousands)	2008	2007	2006

Income
Miscellaneous income	$30	$38	$29
Undistributed income of subsidiaries	5,669	3,853	3,844

Total Income	5,699	3,891	3,873

Expenses
Other borrowed money interest expense	134	—	—
Trust preferred securities interest expense	1,005	1,283	1,004
Legal fees	211	47	47
Accounting fees	32	104	129
Other operating expenses	102	101	93

Total Expenses	1,484	1,535	1,273

Income before Income Taxes	4,215	2,356	2,600
Income Tax Benefit	522	514	490

Net Income	$4,737	$2,870	$3,090

NEW PEOPLES BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 28	PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(Dollars and Shares in Thousands)	2008	2007	2006

Cash Flows From Operating Activities
Net Income	$4,737	$2,870	$3,090
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Income of subsidiaries	(5,669)	(3,853)	(3,844)
Net change in:
Other assets	969	(453)	(139)
Other liabilities	(789)	774	149

Net Cash Used in Operating Activities	(752)	(662)	(736)

Cash Flows From Investing Activities
Investment in subsidiary	(3,950)	(4,300)	(6,510)

Net Cash Used Investing Activities	(3,950)	(4,300)	(6,510)

Cash Flows From Financing Activities
Proceeds from line of credit	4,913	—	—
Net proceeds for trust preferred securities	—	—	5,000
Exercise of stock options	297	28	275

Net Cash Provided by Financing Activities	5,210	28	5,275

Net Increase in Cash and Cash Equivalents	508	(4,934)	(1,971)
Cash and Cash Equivalents, Beginning of year	107	5,041	7,012

Cash and Cash Equivalents, End of Year	$615	$107	$5,041

NOTE 29	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2008 Quarters

(Dollars in thousands)	Fourth	Third	Second	First

Income statement
Net interest income	$7,410	$7,951	$7,139	$6,721
Noninterest income	2,046	1,387	1,429	1,384
Provision for credit losses	600	350	300	250
Noninterest expense	7,051	6,886	6,590	6,790
Net income	1,414	1,395	1,162	766
Period end balance sheet
Total loans and leases	$721,174	$708,556	$702,425	$680,350
Total assets	807,898	792,314	793,050	766,589
Total deposits	705,688	685,534	659,752	677,430
Total shareholders’ equity	50,323	48,871	47,385	46,061

	2007 Quarters

(Dollars in thousands)	Fourth	Third	Second	First

Income statement
Net interest income	$6,835	$6,833	$6,260	$5,782
Noninterest income	1,344	1,258	1,047	1,001
Provision for credit losses	1,300	1,800	440	300
Noninterest expense	6,338	6,372	5,602	5,360
Net income	542	625	901	802
Period end balance sheet
Total loans and leases	$682,260	$661,377	$635,362	$591,370
Total assets	765,951	745,483	740,474	661,125
Total deposits	657,033	663,825	635,700	586,621
Total shareholders’ equity	45,249	44,709	44,066	43,163

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of New Peoples Bankshares, Inc. New Peoples’ internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting practices.

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.”

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on management’s assessment, management has identified the following material weaknesses in New Peoples’ internal control over financial reporting as of December 31, 2008:

                (i)           New Peoples’ did not effectively update loan classification codes for certain real estate and construction loans to reflect new guidance from the Federal Deposit Insurance Corporation (the “FDIC”); and

                (ii)          New Peoples’ did not maintain an effective control environment, including the design and operating effectiveness of New Peoples’ Code of Ethics.

Each of the aforementioned material weaknesses in internal control over financial reporting individually resulted in more than a remote likelihood that a material misstatement of New Peoples’ interim or annual financial statements would not have been prevented or detected.

The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Brown, Edwards & Company, L.L.P., the independent registered public accounting firm which also audited the Company’s consolidated financial statements. Brown, Edwards & Company’s attestation report of internal control over financial reporting is included elsewhere in this annual report.

Remediation of Material Weaknesses

In response to the identified material weaknesses, management and the Board of Directors have undertaken a number of remedial actions. Specific remedial actions taken by management regarding the improper loan classifications include:

•	hiring a loan operations specialist;

•	developing new listing codes based on the FDIC’s revised classification guidance and new coding procedures;

•	training all loan operations personnel on the new coding system and procedures;

•	reorganizing all loan files;

•	reviewing and correcting loan classifications, as necessary, of all loans for greater than $500,000; and

•	expanding internal audit procedures to assess compliance of the new coding procedures.

The review and reclassification, as necessary, of all loans for less than $500,000 is expected to be complete in the third quarter of 2009.

Specific remedial actions taken or to be taken by New Peoples’ new President and Chief Executive Officer and other management personnel and the Board of Directors regarding New Peoples’ ineffective control environment include:

•	adopting a revised employee handbook, with specific policies on business ethics, whistleblower procedures, fraud, conflicts of interest, bribery, trading in New Peoples’ common stock and other topics;

•	training classes for all employees on the revised handbook and the policies contained therein;

•	expanding internal audit procedures to increase compliance testing; and

•

expanding and strengthening of internal audit and financial reporting departments by hiring an additional internal audit staff member, with compliance experience, and an additional financial reporting staff member.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2008 due to the material weaknesses described above in “Management’s Report on Internal Control Over Financial Reporting.”

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Recent Developments

On May 18, 2009 Kenneth Hart, 62, President and CEO of New Peoples and its subsidiaries, including the Bank, notified the Board of Directors of his retirement from those positions, effective on that date.

Jonathan H. Mullins, 52, was appointed by the Board of Directors as President and CEO of the Company and its subsidiaries, including the Bank, effective May 19, 2009. Mr. Mullins served as Senior Vice President, Chief Lending Officer and Regional Manager for the Bank from July 2004 to May 18, 2009. His responsibilities included oversight of all lending activities and of 10 offices in Southwest Virginia. Prior to this role, Mr. Mullins joined the Bank as Vice President and Branch Manager on February 1, 1999. The contractual arrangements relating to Mr. Mullins’ appointment have not been determined at this time.

C. Todd Asbury, 38, was promoted to Executive Vice President, Chief Financial Officer and Treasurer of the Company and its subsidiaries, including the Bank, effective May 19, 2009. Mr. Asbury was previously Senior Vice President, Chief Financial Officer and Treasurer of the Company and its subsidiaries.

Directors

The Board of Directors consists of 13 current members, four of whom are expected to be nominated for election as directors at the 2009 Annual Meeting to serve for terms of three years each expiring on the date of the annual meeting of shareholders in 2012. Nine other directors are serving terms that end in either 2010 or 2011, as indicated below.

The following biographical information discloses each director’s age and business experience for the past five years, unless otherwise noted, and the year that each individual was first elected to our Board of Directors or earlier to the Board of Directors of New Peoples Bank, Inc. (the “Bank”), the predecessor to and now a wholly owned subsidiary of the Company.

Directors Whose Terms Expire in 2009

Joe M. Carter, 71, is retired. Prior to his retirement, Mr. Carter was the General Manager of Daugherty Chevrolet in Gate City, Virginia. He has been a director since 1998.

Harold Lynn Keene, 54, is President of Keene Carpet, Inc. and Harold Keene Coal Co., Inc. in Honaker, Virginia. He has been a director since 1998.

John D. Maxfield, 66, is a private investor. He is Secretary of the Company and has been a director since 1998.

Fred W. Meade, 75, is President of Big M Stores, Inc. and West Hills Estates, Inc. in St. Paul, Virginia. He has been a director since 1998.

Directors Whose Terms Expire in 2010

Tim W. Ball, 49, is self-employed as a farmer in Honaker, Virginia. He has been a director since 1999.

Michael G. McGlothlin, 57, is an attorney with Michael G. McGlothlin, Attorney-at-Law in Grundy, Virginia. He has been a director since 1998.

Bill Ed Sample, 75, is self-employed as a farmer in Honaker, Virginia. He has been a director since 1998.

B. Scott White, 63, is self-employed as a farmer in Castlewood, Virginia. He is Chairman of the Board of Directors of the Company and the Bank. He has been a director since 1998.

Directors Whose Terms Expire in 2011

John D. Cox, 52, is the Vice President with Cox Tractor, Inc., a tractor and equipment business, in Kingsport, Tennessee. He has been a director since 1998.

Charles H. Gent, Jr., 49, is self-employed in the logging and farming industry in Honaker, Virginia. He has been a director since 1998.

A. Frank Kilgore, 56, is an attorney with Frank Kilgore, P.C. in St. Paul, Virginia. He has been a director since 1998.

Stephen H. Starnes, 52, is the owner of Gentech, Inc., in Abingdon, Virginia, since 2003. He has been a director since 1998.

William C. Wampler, Jr., 49, is Managing Member of Wampler Consulting Group, LLC. He is a director of Bassett Furniture Industries, Inc. He has been a member of the State Senate in the Virginia General Assembly since 1988. He has been a director since 2005.

Executive Officers Who Are Not Directors

The following is a list of names and ages of all executive officers; their terms of office as officers; the positions and offices within New Peoples held by each officer; and each person’s principal occupation or employment during the past five years.

Jonathan H. Mullins, 52, has served as the Company’s and the Bank’s President and Chief Executive Officer since May 19, 2009. He had previously served as the Bank’s Senior Vice President, Chief Lending Officer and Regional Manager from July 2004 until May 2009. Prior to this, Mr. Mullins served as the Bank’s Vice President and Branch Manager starting in 1999.

Frank Sexton, Jr., 59, has served as Executive Vice President and Chief Operating Officer of both the Company and the Bank since December 2003. He had previously served as the Company’s Executive Vice President, Chief Financial Officer and Secretary since 2001 and the Bank’s Executive Vice President and Cashier since 1998.

C. Todd Asbury, 38, has served as Executive Vice President, Chief Financial Officer, and Treasurer of both the Company and the Bank since May 2009. He previously served as Senior Vice President, Chief Financial Officer, and Treasurer starting in December 2003.

CORPORATE GOVERNANCE AND THE BOARD OF DIRECTORS

General

Our business and affairs are managed under the direction of the Board of Directors in accordance with the Virginia Stock Corporation Act and our Articles of Incorporation and Bylaws. Members of the Board are kept informed of our business through discussions with our executive officers and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for our directors, executive officers, and senior officers who have financial responsibilities. The Code of Ethics is designed to promote, among other things, honest and ethical conduct, proper disclosure of financial information in our periodic reports, and compliance with applicable laws, rules and regulations by our senior officers who have financial responsibilities. A copy of the Code of Ethics was attached as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003.

Board and Committee Meeting Attendance

There were 13 meetings of the Board of Directors in 2008. Each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of committees on which the director served, with the exception of Mr. Ball who attended 69% of such meetings.

Committees of the Board

The Board has a Personnel Committee, an Audit Committee, and a standing Nominating Committee.

Audit Committee

The Audit Committee assists the Board of Directors in fulfilling the Board’s oversight responsibility to the shareholders relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications, independence and performance of our independent public accountants and the performance of the internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent public accountants engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for us. The Board of Directors has adopted a written charter for the Audit Committee.

The members of the Audit Committee are Messrs. Cox, Gent, Keene and White. The Board in its business judgment has determined that all of the members of the Audit Committee are independent as defined by NASDAQ listing standards and applicable SEC regulations. The Board of Directors also has determined that all of the members of the Audit Committee have sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that Mr. Keene qualifies as an audit committee financial expert as defined by SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain of our officers to file reports with the Securities and Exchange Commission (“SEC”) indicating their holdings of, or transactions in, our equity securities. Based on a review of these reports and written representations furnished to us, we believe that our directors and officers complied with all Section 16(a) filing requirements with respect to 2008.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION AND RELATED PARTY TRANSACTIONS

Compensation Discussion & Analysis

The Personnel Committee of the Board of Directors reviews and establishes the salary and other compensation of our Senior Management, including the named executive officers. The Committee consists entirely of independent directors who are not our officers or employees. Currently, the individuals serving as Chief Executive Officer and as executive officers also serve in the same capacities, respectively, for the Bank. These executive officers are presently compensated for services rendered by them to the Bank, but not for services rendered by them to the Company. The Committee also makes recommendations to the Board of Directors with respect to the executive officers’ bonuses and long-term incentive awards under our stock option plan.

The objectives of the Bank’s executive compensation programs are to fairly reward and retain effective and experienced management. The compensation programs are designed to reward effectiveness, experience and ability. The Committee establishes current compensation based primarily on review of competitive salary practices by similarly sized bank organizations in Virginia as listed in the Virginia Bankers’ Association Salary Survey, giving appropriate consideration to regional cost of living differences and strategies. This survey is used as a guide to determine the base salary and bonus of executive officers. The elements of compensation are as follows: base salary, bonuses, stock options, deferred compensation, insurance benefits and 401(K) matching contributions. As of December 31, 2008, there were also salary continuation agreements with the Chief Executive Officer and the Chief Operating Officer designed as an incentive to keep them as employees with their unique and valuable abilities as our executive officers. We pay each element of compensation to maximize the continuity of management and investment return. The Committee determines the amount of each element of compensation based on the following factors: regional and statewide comparisons, individual efforts, success and our overall performance. The Committee’s decisions regarding each element relate to our overall compensation objectives and affect decisions regarding other elements.

The Committee has developed and implemented compensation policies and plans that seek to enhance our profitability and maximize shareholder value by aligning the financial interests of our senior officers with those of our shareholders. The policies are designed to provide competitive levels of compensation to attract and retain high quality corporate officers and key employees with outstanding abilities and to motivate them to perform to the full extent of their abilities. The compensation program is designed to provide levels of compensation that reflect both the individual’s and the organization’s performance in achieving the organization’s goals and objectives and in helping to build value for our shareholders. The components of the compensation of our executive officers and the Bank include salaries and bonuses paid by the Bank and long-term incentives through stock options granted by us. Although no stock options were awarded to the named executive officers in 2008, each executive has outstanding unexercised options that the Committee believes help align the executives’ interests directly to the shareholders’ interests. In addition, annual bonus decisions take into account the achievement of corporate strategic goals, such as profitability, rates of return, asset growth and asset quality, further aligning the interests of executive officers and shareholders.

Base Salary and Bonus

Our performance, in general, is considered in determining the amount of annual salary increases. The Committee sets base salaries at levels competitive with amounts paid to senior executives with comparable qualifications, experience and responsibilities after comparing salary ranges of similarly sized banks. The Virginia Bankers Association Salary Survey was used for comparison of salaries paid for similar positions and responsibilities. The Committee also takes into consideration our growth and performance, including but not limited to, branch expansion, asset quality, asset growth, and earnings.

The Committee approves the named executive officers’ annual salary based on the above criteria and its assessment of their past performance and expected future contributions. In addition to the internal measures above, the Board of Directors also reviews our financial performance in relation to peer group averages in the Virginia Bankers’ Association Salary Survey. A subjective approach is used in its evaluation of these factors, and therefore the Committee does not rely on a formula or weights of specific factors.

For bonuses, at the beginning of the year the Committee recommends a target bonus pool for senior management to the Board of Directors for approval. To set the bonus pool the Committee considers peer group bonuses, relying on the Virginia Bankers Association Salary Survey, base salaries and overall Company performance. For 2008 the senior management target bonus pool was set at $170,000. At the end of the year the Committee revisits the target bonus pool considering actual overall Company performance for the year, while also taking into account the current economic atmosphere and other factors that the Committee deems relevant. As a result the senior management bonus pool the Committee recommends to the Board of Directors at the end of the year may be larger or smaller than the target bonus pool set at the beginning of the year. For 2008, the bonus pool was not adjusted from the $170,000 target amount. The Committee then prepares individual bonus recommendations for each member of senior management, including the named executive officers. Generally, the bonus recommendations are set as a proportional percentage of the final bonus pool based on relative base salary. However, individual bonus recommendations may be adjusted up or down based on the Committee’s evaluation of the individual’s performance over the year. For 2008 no such adjustments were made. The Board of Directors then considers the Committee’s recommendations and sets the actual bonus pool and individual bonuses.

The Chief Executive Officer does not set his own salary or bonus or the salaries or bonuses of the other named executive officers. The CEO is involved in the other named executive officers’ compensation, and provides input to the Committee regarding his own. However, recommendations are made by the Committee and the final decision resides with the Board of Directors.

Stock Options

The stock option plan is intended to provide a means for selected key employees to increase their personal financial interest in us, thereby stimulating the efforts of these employees and strengthening their desire to remain with us. The stock option plan permits the award of incentive stock options and non-qualified stock options to directors and eligible officers and key employees. The Board of Directors makes grants under the stock option plan on a discretionary basis, taking into consideration the respective scope of accountability and contributions of each director and employee, including the Chief Executive Officer, to us. In 2008, the Committee did not award any stock options to any of the executive officers or other employees. Since the change in accounting regulations in 2005 regarding expensing stock options, no stock options have been awarded to any individuals.

There is no set time for the awarding of stock options, however, for the years in which options were granted, the options have been granted in January or December. The stock option plan allows for the awarding of stock options, but no set levels of criteria or performance thresholds are necessary before options can be granted. We have no set policy regarding recapturing awards if based on financial results that have been misstated.

Other Elements of Compensation

Each named executive officer is provided with the use of a company vehicle.

On December 18, 2002, the Bank entered into salary continuation agreements with Kenneth D. Hart and Frank Sexton, Jr. The agreement with Mr. Hart provides that the Bank will pay Mr. Hart, upon the termination of his employment on or after his 65th birthday for reasons other than his death, $59,063 per year for 15 years. The agreement with Mr. Sexton provides that the Bank will pay Mr. Sexton, upon the termination of his employment on or after his 65th birthday for reasons other than his death, $40,500 per year for 15 years. The Bank’s Board of Directors has the sole discretion to increase these benefits. The agreements provide for adjusted benefits in the event that employment terminates prior to the individual’s 65th birthday (except for termination for cause) for reasons such as death, disability or a change of control of the Bank. If Mr. Hart were to terminate his employment prior to his 65th birthday, his benefit would be $28,943 annually to be paid in 180 month installments over 15 years for a total value of $434,145 (as of November 1, 2008). If Mr. Sexton were to terminate his employment prior to his 65th birthday, his benefit would be $16,782 annually to be paid in 180 month installments for 15 years; total value is $251,730 (as of November 1, 2008).

Compensation Committee Report

The Personnel Committee acts as the Compensation Committee of the Company and the Bank and reviews management’s performance and compensation, and reviews and sets guidelines for compensation of all employees. All decisions by the Personnel Committee relating to the compensation of our executive officers are reported to the full Board of Directors. The Personnel Committee does not have a charter.

The members of the Personnel Committee are Messrs. Cox, Gent, Kilgore, Meade, and Wampler, all of whom the Board in its business judgment has determined are independent as defined by the NASDAQ listing standards. The Personnel Committee held four meetings in 2008.

The Personnel Committee of the Board of Directors has furnished the following report on executive compensation.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the management of the Company. Based on that review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in this Proxy Statement.

Members of the Personnel/Compensation Committee
John D. Cox (Chairman)
Charles H. Gent, Jr.
A. Frank Kilgore
Fred W. Meade
William C. Wampler, Jr.

Compensation Committee Interlocks and Insider Participation

No member of the Personnel Committee is a current or former executive officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks with other entities with respect to any such member.

Executive Compensation

The following table shows, for the fiscal years ended December 31, 2008, 2007 and 2006, the cash compensation that we paid to the named executive officers in all capacities in which they served:

Summary Compensation Table Fiscal Years 2008, 2007 and 2006

Name and Principal Position	Year	Salary ($)	Bonus ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)

Kenneth D. Hart (3)	2008	234,780	28,174	60,334	11,739	335,027
President and Chief	2007	225,750	9,030	51,792	11,287	297,859
Executive Officer	2006	215,000	15,050	48,061	10,750	288,861

Frank Sexton, Jr.	2008	146,016	17,522	27,185	7,240	197,963
Executive Vice President	2007	140,400	5,616	25,226	6,960	178,202
and Chief Operating	2006	135,000	9,450	23,409	6,750	174,609
Officer

C. Todd Asbury	2008	135,200	16,224	—	6,684	158,108
Senior Vice President,	2007	114,400	4,576	—	5,620	124,596
Chief Financial Officer,	2006	110,000	7,700	—	5,459	123,159
and Treasurer

(1)	These amounts represent the change in the actuarial present value of the accumulated benefit under the salary continuation agreements for Messrs. Hart and Sexton.

(2)

All benefits that might be considered of a personal nature did not exceed $10,000. All other compensation includes amounts for Mr. Hart representing matching contributions in 2008, 2007 and 2006 under the Bank’s defined contribution plan of $11,739, $11,287 and $10,750, respectively; amounts for Mr. Sexton representing matching contributions in 2008, 2007 and 2006 under the Bank’s defined contribution plan of $7,240, $6,960 and $6,750, respectively; and amounts for Mr. Asbury representing matching contributions in 2008, 2007 and 2006 for the Bank’s defined contribution plan of $6,684, $5,620 and $5,459, respectively.

(3)	Mr. Hart retired from the positions of President and Chief Executive Officer in May 2009.

Grants of Plan-Based Awards

The named executive officers did not receive any grants of plan-based awards during fiscal 2008.

For additional information regarding the compensation described above, see Item 11, Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for the year ended December 31, 2008, the outstanding equity awards at fiscal year-end to the named executive officers. The named executive officers have not received other stock awards:

Outstanding Equity Awards at Fiscal Year-End 2008

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price(2) ($)	Option Expiration Date

Kenneth D. Hart	18,590	5.25	12/31/11
President and Chief Executive	10,725	6.99	12/31/12
Officer	7,150	6.99	12/31/13
	7,150	9.44	12/13/14
	21,450	11.54	12/20/15

Frank Sexton, Jr.	14,300	5.25	12/31/11
Executive Vice President and	7,150	6.99	12/31/12
Chief Operating Officer	5,362	6.99	12/31/13
	5,363	9.44	12/13/14
	16,088	11.54	12/20/15

C. Todd Asbury	5,362	9.44	12/13/14
Senior Vice President, Chief	16,088	11.54	12/20/15
Financial Officer and Treasurer

(1)	The amounts have been adjusted for the 10% stock dividend granted on June 7, 2005 and the 13-for-10 stock split effected in the form of a stock dividend on September 4, 2007.

(2)	Stock options were granted at the fair market value of the shares of Common Stock at the grant dates. The grants are exercisable immediately after they are granted.

Option Exercises and Stock Vested

There were no exercises of stock option awards or stock awards that vested for the named executive officers in 2008. None of the named executive officers have exercised any of their stock options to date.

Pension Benefits

The following table sets forth for the year ended December 31, 2008, information with respect to the salary continuation agreements, which provide for payments following retirement.

Pension Benefits Fiscal Year 2008

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)
Kenneth D. Hart President and Chief Executive Officer	Salary Continuation Agreement	N/A	326,075

Frank Sexton, Jr. Executive Vice President and Chief Operating Officer	Salary Continuation Agreement	N/A	156,621

C. Todd Asbury Senior Vice President, Chief Financial Officer and Treasurer	N/A	—	—

(1)

Assumes for Messrs. Hart and Sexton the following: a retirement age of 65, fixed principal payments for 180 months following retirement, at a discount rate of 7.50%. Under APB 12, the interest method of accounting is used.

For further information on the salary continuation plans of Messrs. Hart and Sexton, please refer to Item 11, Compensation Discussion and Analysis - Other Elements of Compensation above.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan for the named executive officers.

Employment or Change in Control Agreements

Neither the Company nor the Bank has entered into an employment agreement or change in control agreement with any of the named executive officers.

Director Compensation

The following table sets forth, as of December 31, 2008, certain information with respect to director compensation for each of the members of the Board of Directors. The directors did not receive any other compensation during 2008 for their services as directors on the Board.

Director Compensation for 2008

Name	Fees Earned or Paid in Cash (1) ($)	Total ($)

Tim W. Ball	6,000	6,000
Joe M. Carter	6,400	6,400
John D. Cox	6,600	6,600
Charles H. Gent, Jr.	6,600	6,600
Harold Lynn Keene, Jr.	7,000	7,000
A. Frank Kilgore	6,100	6,100
John D. Maxfield	6,000	6,000
Michael G. McGlothlin	6,000	6,000
Fred W. Meade	6,100	6,100
Bill Ed Sample	6,000	6,000
Stephen H. Starnes	6,400	6,400
William C. Wampler, Jr.	6,100	6,100
B. Scott White	7,000	7,000

In 2008, each director was paid $500 per month for service on the Board of Directors and a maximum of $100 per committee meeting for each committee of which a director is a member (excluding Loan Committee meetings). For 2009, each director will be paid $700 per month for service on the Board of Directors and $100 per committee meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth, as of June 10, 2009, certain information with respect to beneficial ownership of shares of Common Stock by each of the members of the Board of Directors, by each of the executive officers named in the “Summary Compensation Table” in Item 11 and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the individual’s spouse, minor children or other relatives of the individual living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Exercisable Options Beneficially Owned (2)	Total Shares Beneficially Owned	Percent of Class (3)

C. Todd Asbury	—		21,450	21,450	*
Tim W. Ball	3,432		16,640	20,072	*
Joe M. Carter	23,660	(4)	16,640	40,300	*
John D. Cox	53,072	(5)	13,780	66,852	*
Charles H. Gent, Jr.	27,170	(6)	10,920	38,090	*
Kenneth D. Hart	80,080		65,065	145,145	1.41%
Harold Lynn Keene	44,330		8,060	52,390	*
A. Frank Kilgore	96,720	(7)	10,920	107,640	1.04%
John D. Maxfield	63,492	(8)	16,640	80,132	*
Michael G. McGlothlin	119,167		16,640	135,807	1.32%
Fred W. Meade	38,896	(9)	16,640	55,536	*
Bill Ed Sample	29,744	(10)	16,640	46,384	*
Frank Sexton, Jr.	32,461	(11)	48,262	80,723	*
Stephen H. Starnes	20,810	(12)	16,640	37,450	*
William C. Wampler, Jr.	1,300		5,200	6,500	*
B. Scott White	381,929	(13)	8,060	389,989	3.78%
All Directors and Executive Officers as a group (16 persons)	1,016,263		308,197	1,324,460	12.84%

*	Percentage of ownership is less than one percent of the outstanding shares of Common Stock.

(1)	Except as otherwise indicated, each director, director nominee or executive officer has sole voting power and investment power with respect to the shares shown.

(2)	Includes options that will become exercisable within 60 days on June 10, 2009.

(3)	Based on 10,008,902 shares of Common Stock issued and outstanding on June 10, 2009

(4)	Includes 6,901 shares held by Mr. Carter’s wife.

(5)	Includes 12,584 shares held by Mr. Cox’s wife and 31,336 shares held by Cox Ford Tractor, Inc. of which Mr. Cox is Vice President.

(6)	Includes 2,860 shares held by Mr. Gent’s wife and 2,860 shares Mr. Gent holds as custodian for his child.

(7)	Includes 5,200 shares Mr. Kilgore holds as trustee for his grandchildren.

(8)	Includes 34,320 shares held by Mr. Maxfield’s wife, and 572 shares Mr. Maxfield holds as trustee for his grandchildren.

(9)	Includes 36,036 shares Mr. Meade holds jointly with his wife.

(10)	Includes 572 shares Mr. Sample’s wife holds.

(11)	Includes 440 shares Mr. Sexton holds jointly with his child.

(12)	Includes 3,660 shares held by Mr. Starnes’ wife and 4,004 shares Mr. Starnes holds as custodian for his children.

(13)	Includes 57,200 shares held by Mr. White’s wife and 2,717 shares Mr. White holds as trustee for his child.

Security Ownership of Certain Beneficial Owners

As of June 10, 2009, the following persons are known to us that beneficially own five percent or more of our Company’s stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Richard G. Preservati and N. Karen Preservati	550,000	5.50%
Post Office Box 1003
Princeton, West Virginia 24740

Equity Compensation Plan

The following table sets forth information as of December 31, 2008, with respect to compensation plans under which shares of Common Stock are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)

Equity Compensation Plans Approved by Shareholders:
2001 Stock Option Plan	962,920	$8.80	192,777

Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	962,920	$8.80	192,777

(1)

The total number of both the securities to be issued upon exercise of outstanding options, warrants and rights and the securities remaining available for future issuance under equity compensation plans, as well as the weighted average exercise price, reflect the ten percent stock dividend paid on June 7, 2005 and the 13-for-10 stock split effected in the form of a stock dividend on September 4, 2007.

(2)	The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Certain of our directors and officers and persons with whom they are associated have had, and expect to have in the future, banking transactions with us. Any extensions of credit to our directors and officers are made in the ordinary course of business, were required to be on substantially the same terms, including interest rates and collateral, as comparable transactions to non-related parties at the time of the extension of credit, and did not involve more than the normal risk of collectability or present other unfavorable features, pursuant to Regulation O – Loans to Executive Officers, Directors and Principal Shareholders of Member Banks.

The Board of Directors has determined that all of its thirteen members are independent as defined by the listing standards of the NASDAQ Stock Market (“NASDAQ”). In reaching this conclusion, the Board of Directors considered that the Company and its subsidiary banks conduct business with companies of which certain members of the Board of Directors or members of their immediate families are or were directors or officers. In making that determination, the Board of Directors considered that Director Kilgore provides legal counsel to the Company and subsidiaries; Director Starnes’ company provides maintenance for heating and air units of the bank, and Director Meade’s company provided carpet for branch locations.

We have not adopted a formal policy that covers the review and approval of related person transactions by our Board of Directors. The Board, however, does review all such transactions that are proposed to it for approval. During such a review, the Board will consider, among other things, the related person’s relationship to us, the facts and the circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction and any other material information. Our Audit Committee has the responsibility to review significant conflicts of interest involving directors or executive officers.

Item 14.	Principal Accountant Fees and Services

Fees of Independent Registered Public Accountants

Audit Fees

The aggregate fees billed by Brown, Edwards for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2008 and 2007, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, for fiscal years ending December 31, 2008 and 2007 were $84,550 and $81,200, respectively.

Audit Related Fees

The aggregate fees billed by Brown, Edwards for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under the heading “Audit Fees” above for the fiscal years ended December 31, 2008 and 2007 were $21,100 and $11,918, respectively. During 2008 and 2007, these services included the performance of audits and attest services not required by statute or regulations, information on Section 404 of the Sarbanes-Oxley Act, sample sizes, Financial Accounting Standards Board No. 91 disclosures, an assessment of the Bank’s compliance with Bank Secrecy Act regulations, audits of our benefit plan, agreed upon procedures related to Virginia Enterprise Zone tax credits, review of a proposed S-1 filing, and accounting consultations regarding the application of generally accepted accounting principles to proposed transactions.

Tax Fees

The aggregate fees billed by Brown, Edwards for professional services for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and 2007 were $13,055 and $9,800, respectively. During 2008 and 2007, these services included preparation of tax returns as necessary and for NPB Capital Trusts I & 2, as well as tax compliance services.

All Other Fees

None.

Pre-Approved Services

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown, Edwards was compatible with the maintenance of that firm’s independence in the conduct of their auditing functions. The Audit Committee has a policy that provides for the pre-approval of all services to be provided by its independent registered public accounting firm. The Audit Committee does not delegate to management its responsibility to pre-approve services performed by the independent registered public accounting firm. All of the services mentioned above were pre-approved by the Audit Committee.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	The following exhibits are filed as part of this Form 10-K:

Exhibits
The following exhibits are filed as part of this Form 10-K, and this list includes the exhibit index:

2	Agreement and Plan of Share Exchange dated August 15, 2001 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2001)

3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004)

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001)

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004)

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004)

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

14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21	Subsidiaries of the Registrant

23	Consent of Brown, Edwards and Company, L.L.P.

24	Powers of Attorney (contained on signature page)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Denotes management contract.

(b)	See Item 15(a)(3) above.

(c)	See Items 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By::	/s/ JONATHAN H. MULLINS

Jonathan H. Mullins
President and Chief Executive Officer

Date:	July 2, 2009

By:	/s/ C. TODD ASBURY

C. Todd Asbury
Executive Vice President and Chief Financial Officer

Date:	July 2, 2009

POWER OF ATTORNEY

Each of the undersigned hereby appoints Jonathan H. Mullins and C. Todd Asbury, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JONATHAN H. MULLINS	President and Chief Executive Officer (Principal Executive Officer)	July 2, 2009

Jonathan H. Mullins

/s/ C. TODD ASBURY	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 2, 2009

C. Todd Asbury

/s/ TIM BALL	Director	July 2, 2009

Tim Ball

/s/ JOE CARTER	Director	July 2, 2009

Joe Carter

/s/ JOHN D. COX	Director	July 2, 2009

John D. Cox

/s/ CHARLES H. GENT	Director	July 2, 2009

Charles H. Gent

/s/ HAROLD LYNNE KEENE	Director	July 2, 2009

Harold Lynne Keene

/s/ FRANK KILGORE	Director	July 2, 2009

Frank Kilgore

/s/ JOHN MAXFIELD	Director, Secretary	July 2, 2009

John Maxfield

/s/ MICHAEL G. MCGLOTHLIN	Director	July 2, 2009

Michael G. McGlothlin

/s/ FRED MEADE	Director	July 2, 2009

Fred Meade

/s/ BILL ED SAMPLE	Director	July 2, 2009

Bill Ed Sample

/s/ STEPHEN H. STARNES	Director	July 2, 2009

Stephen H. Starnes

/s/ WILLIAM C. WAMPLER, JR.	Director	July 2, 2009

William C. Wampler, Jr.

/s/ B. SCOTT WHITE	Chairman, Director	July 2, 2009

B. Scott White