Form 10-Q
period 2009-03-30
NEW PEOPLES BANKSHARES INC
filed 2009-08-06
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

(276) 873-7000

(Registrant’s telephone number,including area code)

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

Yes	No

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

10,008,962 shares of common stock, par value $2.00 per share, outstanding as of July 27, 2009

NEW PEOPLES BANKSHARES, INC.

INDEX

Page

PART I	FINANCIAL INFORMATION	2

Item 1.	Financial Statements

Consolidated Statements of Income – Three Months
Ended March 31, 2009 and 2008 (Unaudited)	2

Consolidated Balance Sheets – March 31, 2009 (Unaudited) and
December 31, 2008	3

Consolidated Statements of Changes in Stockholders' Equity –
Three Months Ended March 31, 2009 and 2008 (Unaudited)	4

Consolidated Statements of Cash Flows - Three Months
Ended March 31, 2009 and 2008 (Unaudited)	5

Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION	13

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES	14

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2009	2008
INTEREST AND DIVIDEND INCOME
Loans including fees	$12,340	$13,233
Federal funds sold	5	10
Investments	61	88
Total Interest and Dividend Income	12,406	13,331

INTEREST EXPENSE
Deposits
Demand	60	53
Savings	311	123
Time deposits	4,176	5,784
Interest on FHLB advances	261	361
Interest on other borrowings	62	10
Interest on trust preferred securities	153	279
Total Interest Expense	5,023	6,610

NET INTEREST INCOME	7,383	6,721
PROVISION FOR LOAN LOSSES	418	250

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,965	6,471

NONINTEREST INCOME
Service charges	549	637
Fees, commissions and other income	528	636
Life insurance investment income	100	111
Total Noninterest Income	1,177	1,384

NONINTEREST EXPENSES
Salaries and employee benefits	3,957	3,920
Occupancy expense	1,031	1,164
Other real estate & repossessions	109	44
Other operating expenses	1,752	1,662
Total Noninterest Expenses	6,849	6,790

INCOME BEFORE INCOME TAXES	1,293	1,066

INCOME TAX EXPENSE	387	299

NET INCOME	$906	$766

Earnings Per Share
Basic	$0.09	$0.08
Fully Diluted	$0.09	$0.07

Average Weighted Shares of Common Stock
Basic	10,008,902	9,962,816
Fully Diluted	10,187,461	10,285,135

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

ASSETS	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Cash and due from banks	$19,347	$22,099
Federal funds sold	3,578	1,813
Total Cash and Cash Equivalents	22,925	23,912

Investment securities
Available-for-sale	2,402	3,449

Loans receivable	735,259	721,174
Allowance for loan losses	(7,121)	(6,904)
Net Loans	728,138	714,270

Bank premises and equipment, net	36,648	36,829
Equity securities (restricted)	4,028	3,903
Other real estate owned	3,920	2,496
Accrued interest receivable	4,631	4,537
Life insurance investments	10,236	10,153
Goodwill and other intangibles	4,589	4,633
Other assets	3,534	3,716

Total Assets	$821,051	$807,898

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$95,812	$95,448
Interest-bearing	39,308	34,498
Savings deposits	79,733	89,787
Time deposits	503,748	485,955
Total Deposits	718,601	705,688

Federal Home Loan Bank advances	26,282	26,582
Accrued interest payable	1,700	2,155
Accrued expenses and other liabilities	1,842	1,741
Other borrowings	4,913	4,913
Trust preferred securities	16,496	16,496

Total Liabilities	769,834	757,575

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 10,008,902 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	20,017	20,017
Additional paid-in-capital	21,683	21,683
Retained earnings	9,482	8,576
Accumulated other comprehensive income	35	47

Total Stockholders’ Equity	51,217	50,323

Total Liabilities and Stockholders’ Equity	$821,051	$807,898

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total Shareholders' Equity	Compre-hensive Income (Loss)
Balance, December 31, 2007	9,959	$19,919	$21,484	$3,839	$7	$45,249
Net Income				766		766	$766
Net of unrealized gain on available-for-sale securities, net of $9 tax					17	17	17
Stock Options Exercised	5	9	20			29
Balance, March 31, 2008	9,964	$19,928	$21,504	$4,605	$24	$46,061	$783

Balance, December 31, 2008	10,008	$20,017	$21,683	$8,576	$47	$50,323
Net Income				906		906	$906
Net of unrealized loss on available-for-sale securities, net of $4 tax					(12)	(12)	(12)
Balance, March 31, 2009	10,008	$20,017	$21,683	$9,482	$35	$51,217	$894

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(IN THOUSANDS)

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$906	$766
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	711	894
Provision for loan losses	418	250
Income on life insurance, net	(83)	(94)
Loss on sale of foreclosed real estate	14	8
Amortization (accretion) of bond premiums	-	(6)
Amortization of core deposit intangible	44	51
Net change in:
Interest receivable	(94)	245
Other assets	182	(906)
Accrued expenses and other liabilities	(354)	178
Net Cash Provided by Operating Activities	1,744	1,386

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase (decrease) in loans	(14,286)	1,610
Proceeds from sale and maturities of securities
available-for-sale	1,034	4,017
Purchase of securities available for sale	-	(3,500)
Redemption (purchase) of Federal Home Loan Bank stock	(125)	718
Payments for the purchase of property	(530)	(1,381)
Change in other real estate owned	(1,437)	544
Net Cash Provided by (Used in) Investing Activities	(15,344)	2,008

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock options exercised	-	29
Repayments to Federal Home Loan Bank	(300)	(21,249)
Proceeds from other borrowings	-	500
Net change in:
Demand and savings deposits	(4,880)	18,196
Time deposits	17,793	2,201
Net Cash Provided by (Used in) Financing Activities	12,613	(323)

Net increase (decrease) in cash and cash equivalents	(987)	3,071

Cash and Cash Equivalents, Beginning of Period	23,912	22,257
Cash and Cash Equivalents, End of Period	$22,925	$25,328

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (the “Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. In addition, as a member of the Federal Reserve System, the Bank and the Company are also subject to regulation by the Board of Governors of the Federal Reserve System. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. In 2004 and 2006, the Company established NPB Capital Trust I and 2, respectively, for the purpose of issuing trust preferred securities. On January 1, 2009, NPB Financial Services, Inc. was transferred from New Peoples Bankshares, Inc. to become a subsidiary of New Peoples Bank, Inc.

NOTE 2	ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2009, and the results of operations for the three month periods ended March 31, 2009 and 2008. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three month periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
March 31, 2009
Available for Sale
U.S. Government Agencies	$2,000	$43	$-	$2,043
Mortgage backed Securities	350	9	-	359
Total Securities AFS	$2,350	$52	$-	$2,402

December 31, 2008
Available for Sale
U.S. Government Agencies	$3,000	$63	$-	$3,063
Mortgage backed Securities	378	7	-	385
Total Securities AFS	$3,378	$70	$-	$3,448

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $4.0 million and $3.9 million at March 31, 2009 and December 31, 2008, respectively.

The amortized cost and fair value of investment securities at March 31, 2009, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3	INVESTMENT SECURITIES: (continued)

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$-	$-	-
Due after one year through five years	2,350	2,402	3.62%
Total	$2,350	$2,402	3.62%

Investment securities with a carrying value of $411 thousand and $414 thousand at March 31, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 4	LOANS:

Loans receivable outstanding are summarized as follows:

	March 31,	December 31,
(Dollars are in thousands)	2009	2008
Commercial, financial and agricultural	$113,096	$110,060
Real estate – construction	82,280	64,595
Real estate – mortgages	473,111	483,471
Installment loans to individuals	66,772	63,048
Total Loans	$735,259	$721,174

The following is a summary of information at March 31, 2009 and December 31, 2008 pertaining to nonperforming assets:

	March 31,	December 31,
(Dollars are in thousands)	2009	2008
Principal:
Nonaccrual loans	$8,961	$6,414
Other real estate owned	3,920	2,496
Loans past due 90 days or more still accruing interest	204	33
Total nonperforming assets	$13,085	$8,943

NOTE 5	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses are as follows:

	For the Three Months Ended
	March 31,	March 31,
(Dollars are in thousands)	2009	2008
Balance, Beginning of Period	$6,904	$6,620
Provision for loan losses	418	250
Recoveries of loans charged off	50	20
Loans charged off	(251)	(320)
Balance, End of Period	$7,121	6,570
Percentage of Loans	0.97%	0.97%

NOTE 6	EARNINGS PER SHARE:

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $2.4 million at March 31, 2009, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2009 was $9.9 million.

Assets and liabilities measured at fair value are as follows as of March 31, 2009:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investments	$-	$2,402	$-
Impaired loans	-	9,903	-
Total	$-	$12,305	$-

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by a number of factors including the following: the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future; maintaining capital and liquidity levels adequate to support our growth; maintaining cost controls and asset quality as we open or acquire new branches; reliance on our management team, including our ability to attract and retain key personnel; the successful management of interest rate risk; changes in general economic and business conditions in our market area; changes in interest rates and interest rate policies; risks inherent in making loans such as repayment risks and fluctuating collateral values; competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources; demand, development and acceptance of new products and services; problems with technology utilized by us; changing trends in customer profiles and behavior; and changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Overview

The Company’s total assets were $821.1 million at March 31, 2009 as compared to $807.9 million at December 31, 2008. Net loans increased $14.1 million, or 1.95%, to $735.3 million at March 31, 2009 from $721.2 million at year end 2008. Total deposits were $718.6 million at March 31, 2009 as compared to $705.7 million at December 31, 2008, an increase of $12.9 million, or 1.83%.

Net income for the quarter ended March 31, 2009 was $906 thousand, as compared to $766 thousand for the same period ended March 31, 2008. Basic net income per share was $0.09 and $0.08 for the quarters ended March 31, 2009 and 2008, respectively. Net interest income increased $662 thousand, or 9.85%, to $7.4 million for the quarter ending March 31, 2009 as compared to $6.7 million for the quarter ending March 31, 2008. The net interest margin of 3.99% for the first quarter of 2009 is an improvement from 3.88% in the first quarter of 2008. In addition, noninterest expenses remained relatively flat with a $59 thousand, or 0.87% increase in the first quarter of 2009 as compared to 2008. Various cost savings initiatives have been and are being implemented to reduce overhead expenses throughout 2009.

Asset quality has shown some deterioration; however, nonperforming assets as a percentage of total assets are in line with the Bank’s historical experience. The ratio of nonperforming assets to total assets is 1.59% at March 31, 2009 and 1.11% at December 31, 2008. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $13.1 million at March 31, 2009 and $8.9 million at December 31, 2008. The majority of these assets are real estate development projects which are primarily purchased participation loans in the coastal Carolina region. We are working aggressively to reduce these totals; however, due to the economic recession, it is uncertain how long this will take. Total provisions for the allowance for loan losses were $418 thousand in first quarter 2009 as compared to $250 thousand in first quarter 2008. The allowance for loan losses as a percentage of total loans was 0.97% at March 31, 2009 and at December 31, 2008. The allowance for loan losses is deemed appropriate by management, but additional provisions may be made as needed.

The Company remains well capitalized as defined by the capital guidelines of our regulatory agencies. The following ratios existed at March 31, 2009: Tier 1 leverage ratio of 7.64%, Tier 1 risk based capital ratio of 9.65%, and Total risk based capital ratio of 10.83%. We anticipate slow asset growth to continue and continued capital growth through retained earnings.

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

Balance Sheet Changes

At March 31, 2009, total assets were $821.1 million, an increase of $13.2 million, or 1.63%, over December 31, 2008.

We continue to grow the core deposits of the Bank through establishing stronger relationships with our customers. Deposit growth occurred in the first quarter of 2009 as total deposits reached $718.6 million, an increase of $12.9 million, or 1.83%, from $705.7 million at December 31, 2008. Time deposits increased $17.8 million, or 3.66%, to $503.7 million at March 31, 2009 from $486.0 million at year-end 2008. Of this growth, $3.0 million was in brokered cds used for loan funding matches. The remaining growth has come through our branch network. Interest-bearing demand deposits also increased for the first quarter of 2009 to $39.3 million from $34.5 million at December 31, 2008. This represents growth of $4.8 million, or 13.94%. Savings deposits decreased $10.1 million, or 11.20%. We were aware that this category was going to decrease due to a large short-term deposit that was withdrawn, as was anticipated, during the first quarter. The savings deposits, however, have grown significantly in comparison to March 31, 2008, when total savings deposits were $50.8 million. The annual growth in this category is $28.9 million, or 56.89%.

Total loans increased $14.1 million, or 1.95%, to $735.3 million at March 31, 2009 from $721.2 million at December 31, 2008. We will continue to grow the loan portfolio to serve the credit needs of our area, but at the same time, we will conservatively underwrite each credit to prevent future losses if the economy would decline further.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

Net interest income increased to $7.4 million as of March 31, 2009 from $6.7 million for the same period in 2008. This is an increase of $662 thousand, or 9.85% as a result of increased loan and deposit volume from new and existing branches. As a result of lower interest rates, total interest income decreased $925 thousand, or 6.94%, to $12.4 million for first quarter 2009 from $13.3 million in 2008. Interest expense also decreased from first quarter 2008 to first quarter 2009 by $1.6 million, or 24.00%. With record low interest rates, we have been able to reprice our liabilities at lower interest rates and improve our net interest margin. The net interest margin for the first quarter of 2009 was 3.99% as compared to 3.88% for the first quarter of 2008. We anticipate the net interest margin to remain around this level throughout 2009 as short term certificates of deposits reprice at lower interest rates and loans reprice at lower interest rates.

At March 31, 2009, we had a negative cumulative gap rate sensitivity ratio of 42.51% for the one year re-pricing period, compared to a negative cumulative gap of 40.27% at December 31, 2008. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. We believe as our liabilities reprice more quickly than our assets in the near future, our cost of funds will decrease more quickly than our yield on earning assets. We are strategically positioned to improve earnings in this low interest rate environment. When interest rates start to rise, we will make strategic adjustments to optimize income.

Provision for Loan Losses

The calculation of the allowance for loan losses is considered a critical accounting policy. The adequacy of the allowance for loan losses is based upon management’s judgment and analysis. The following factors are evaluated in determining the adequacy of the allowance: risk characteristics of the loan portfolio, current and historical loss experience, loan concentrations and internal and external factors such as general economic conditions.

As a result of the economic recession, management decided to increase the provision for loan losses in the first quarter of 2009. The provision for loan losses was $418 thousand for the first quarter of 2009 compared with $250 thousand for the same period in 2008. The allowance for loan losses was $7.1 million at March 31, 2009 and $6.9 million at December 31, 2008. The ratio of the allowance for loan losses to total loans was 0.97% at March 31, 2009 and 0.97% at the end of 2008. Net loans charged off for the first quarter of 2009 were $201 thousand as compared to $300 thousand for the first quarter of 2008. Net loans charged off as a percentage of average loans were 0.03% for the first quarter of 2009 as compared to 0.04% in the first quarter of 2008.

Certain risks exist in the Bank’s loan portfolio. Since the Bank began in 1998, we have experienced significant loan growth each year. Although we have experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. Recent expansions into new markets increase potential credit risk. In addition, a majority of the loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose potential threats. Local real estate market values have been and remain stable, while national real estate markets have experienced a downturn. It is uncertain as to when or if local real estate values will be impacted. We do not believe that there will be a severely negative effect in our market area, but we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn. However, we do not foresee this happening in the near future. Prior to 2008, we had purchased participation construction loans in the Coastal Carolina area. The total of these credits at March 31, 2009 was $14.1 million as compared to $13.7 million at December 31, 2008. This market area has posed some higher risk, but decreased collateral values still provide adequate coverage on these credits. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

All loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans increased to $9.9 million with a valuation allowance of $476 thousand as compared to $6.8 million with a valuation allowance of $218 thousand at December 31, 2008.

Of the $9.9 million recorded as impaired loans at March 31, 2009, $9.2 million were nonperforming loans, which included 44 nonaccrual loans totaling $9.0 million and past due 90 days or more totaling $204 thousand. At March 31, 2009, these nonperforming loans as a percentage of total loans were 1.25% as compared to $6.4 million, or 0.89% of total loans, at December 31, 2008. A single credit relationship, totaling $1.6 million, accounted for a significant portion of the increase in impaired loans during the first quarter of 2009. The borrower specialized in the construction and sale of second homes and the credit became impaired due to the collapse of the second home market. The remainder of the increase in the first quarter of 2009, $1.2 million, consists of smaller loan relationships that have become impaired as the economy has deteriorated. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

Noninterest Income

Noninterest income decreased to $1.2 million in the first quarter of 2009 from $1.4 million in 2008. The $207 thousand, or 14.96%, decrease is primarily related to decreased investment and life insurance commissions due to the plunge in the stock market. Noninterest income as a percentage of average assets (annualized) was 0.58% and 0.72% as of March 31, 2009 and 2008, respectively.

Noninterest Expense

Noninterest expense totaled $6.8 million for the first quarter of 2009 and 2008. Noninterest expense increased by only $59 thousand, or 0.87% despite increased FDIC premiums and the addition of another branch location in 2008. Salaries and benefits increased $37 thousand, or 0.94%, from $3.9 million in the first quarter of 2008 to $4.0 million for the same period in 2009. We have taken initiatives in 2009 to reduce our noninterest expenses such as staff attrition, greater utilization of technology, branch performance analyses, and reduced advertising to name a few. We expect noninterest expense to slightly decrease for the remainder of 2009 as we fully realize our cost reductions in operations. Noninterest expense as a percentage of average assets (annualized) decreased to 3.35% for the first quarter of 2009 as compared to 3.55% for the first quarter of 2008.

Our efficiency ratio, which is defined as noninterest expense less intangible expenses divided by the sum of net interest income plus noninterest income, improved from 83.13% for the first quarter of 2008 to 79.49% for the same period in 2009. This was lower as the result of controlled costs and increased net interest income.

Capital

Total capital at the end of the first quarter of 2009 was $51.2 million as compared to $50.3 million at the end of December 31, 2008. The increase is the result of retained earnings for the quarter. Regulatory capital ratios remain in excess of regulatory requirements.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to grow at a slower pace than in the earlier years of operation. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Liquidity

At March 31, 2009 and December 31, 2008, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $22.9 and $23.9 million, respectively. At March 31, 2009, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $2.0 million, which is net of those securities pledged as collateral for public funds.

Our loan to deposit ratio was 102.32% at March 31, 2009 and 102.19% at year end 2008. We anticipate this ratio to remain about the same in the near future. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

At March 31, 2009, we had borrowings from the Federal Home Loan Bank totaling $26.3 million as compared to $26.6 million at December 31, 2008. All of these borrowings are term notes that are used to match funding for loans. We continue to have a $7.0 million letter of credit that is pledged as security for public funds deposits. Our unused line of credit with the Federal Home Loan Bank at March 31, 2009 was $87.7 million which is secured by a blanket lien on residential real estate loans.

In March 2009, we obtained $3.0 million in brokered cds for the first time. This alternative source of funds, which is a less expensive source of funds than other similar termed borrowing options, has a 10 year term with a 4.10% interest rate and is used for matched funding on certain real estate loans. We may utilize this source of funds again in the future.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $22.4 million. Also, we are members of the CDARs network which allows us to bid on deposits and obtain additional funds.

Our main source of liquidity is expected to be provided by the future growth that management expects in deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. With the lines of credit available and the anticipated deposit growth, we believe we have adequate liquidity to meet our requirements and needs for the foreseeable future. For contingency funding needs, we are exploring additional sources to provide funds.

Off Balance Sheet Items

There have been no material changes during the quarter ended March 31, 2009 to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Contractual Obligations

There have been no material changes during the quarter ended March 31, 2009 to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risks faced by the Company during the quarter ended March 31, 2009. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our "CEO") and our Senior Vice President and Chief Financial Officer (our "CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that, due to the material weaknesses described in Item 9A Controls and Procedures of our annual report on Form 10-K for the fiscal year ended December 31, 2008, our disclosure controls and procedures were not operating effectively in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

All control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports. Announced and unannounced internal audits are planned, designed, and carried out on a recurring basis. The results of these audits are reviewed by management in an ongoing effort to minimize errors and to detect control weaknesses.

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course, we review and change internal controls to reflect changes in our business including acquisition related improvements.

Changes in our internal control over financial reporting for the period ended March 31, 2009 as described below are related to the remediation of the material weaknesses as reported in Item 9A of our 2008 annual report on Form 10-K. However, these remedial actions are still being deployed and/or have not been in place for sufficient time to consider the deficiencies corrected as per Public Company Accounting Oversight Board rules; thus, management considers that the material weaknesses continue to exist. No other changes have been identified that would have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer
Date:	August 5, 2009

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer
Date: August 5, 2009

Exhibit Index

No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.