Form 10-Q
period 2009-06-30
NEW PEOPLES BANKSHARES INC
filed 2009-08-17
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

10,008,962 shares of common stock, par value $2.00 per share, outstanding as of August 10, 2009.

NEW PEOPLES BANKSHARES, INC.

INDEX

Page

PART I     FINANCIAL INFORMATION                                                                                                                         2

Item 1.     Financial Statements                                                                                                                                            2

     Consolidated Statements of Income – Six Months
     Ended June 30, 2009 and 2008 (Unaudited)                                                                                                                  2

    Consolidated Statements of Income – Three Months
     Ended June 30, 2009 and 2008 (Unaudited)                                                                                                                  3

     Consolidated Balance Sheets – June 30, 2009 (Unaudited) and
     December 31, 2008                                                                                                                                                            4

     Consolidated Statements of Changes in Stockholders' Equity –
     Six Months Ended June 30, 2009 and 2008 (Unaudited)                                                                                             5

     Consolidated Statements of Cash Flows - Six Months
     Ended June 30, 2009 and 2008 (Unaudited)                                                                                                                  6

     Notes to Consolidated Financial Statements                                                                                                               7

Item 2.     Management’s Discussion and Analysis of Financial
                 Condition and Results of Operations                                                                                                              13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                                                      16

Item 4.     Controls and Procedures                                                                                                                                    17

PART II     OTHER INFORMATION                                                                                                                                 18

Item 1.     Legal Proceedings                                                                                                                                                18

Item 1A.     Risk Factors                                                                                                                                                       18

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                                                                      18

Item 3.     Defaults upon Senior Securities                                                                                                                         18

Item 4.     Submission of Matters to a Vote of Security Holders                                                                                    18

Item 5.     Other Information                                                                                                                                                 18

Item 6.     Exhibits                                                                                                                                                                  18

SIGNATURES                                                                                                                                                                       19

Part I	Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2009	2008
INTEREST AND DIVIDEND INCOME
Loans including fees	$25,019	$25,995
Federal funds sold	16	13
Investments	85	223
Total Interest and Dividend Income	25,120	26,231

INTEREST EXPENSE
Deposits
Demand	116	110
Savings	580	256
Time deposits	8,151	10,851
FHLB Advances	529	644
Line of credit borrowing	125	14
Trust Preferred Securities	298	494
Total Interest Expense	9,799	12,369

NET INTEREST INCOME	15,321	13,862
PROVISION FOR LOAN LOSSES	968	550

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,353	13,312

NONINTEREST INCOME
Service charges	1,218	1,331
Fees, commissions and other income	1,125	1,258
Life insurance investment income	217	223
Total Noninterest Income	2,560	2,812

NONINTEREST EXPENSES
Salaries and employee benefits	7,911	7,717
Occupancy expense	2,066	2,136
Other real estate	280	53
FDIC insurance premiums	911	348
Computer software maintenance & licenses	376	289
Other operating expenses	3,311	2,835
Total Noninterest Expenses	14,855	13,378

INCOME BEFORE INCOME TAXES	2,058	2,746

INCOME TAX EXPENSE	603	816

NET INCOME	$1,455	$1,930

Earnings Per Share
Basic	$0.15	$0.19
Fully Diluted	$0.14	$0.19

Average Weighted Shares of Common Stock
Basic	10,008,913	9,969,349
Fully Diluted	10,179,364	10,246,540

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2009	2008
Loans including fees	$12,679	$12,762
Federal funds sold	11	3
Investments	25	135
Total Interest and Dividend Income	12,715	12,900

INTEREST EXPENSE
Deposits
Demand	56	58
Savings	269	134
Time deposits	3,975	5,067
FHLB Advances	268	283
Line of credit borrowing	62	3
Trust Preferred Securities	145	216
Total Interest Expense	4,775	5,761

NET INTEREST INCOME	7,940	7,139
PROVISION FOR LOAN LOSSES	550	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,390	6,839

NONINTEREST INCOME
Service charges	669	694
Fees, commissions and other income	597	623
Life insurance investment income	116	112
Total Noninterest Income	1,382	1,429

NONINTEREST EXPENSES
Salaries and employee benefits	3,955	3,797
Occupancy expense	1,034	972
Other real estate	171	46
FDIC insurance premiums	713	190
Computer software maintenance & licenses	185	159
Other operating expenses	1,948	1,426
Total Noninterest Expenses	8,006	6,590

INCOME BEFORE INCOME TAXES	766	1,680

INCOME TAX EXPENSE	215	518

NET INCOME	$551	$1,162

Earnings Per Share
Basic	$0.05	$0.12
Fully Diluted	$0.05	$0.11

Average Weighted Shares of Common Stock
Basic	10,008,924	9,975,883
Fully Diluted	10,195,228	10,209,762

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Cash and due from banks	$27,424	$22,099
Federal funds sold	1,020	1,813
Total Cash and Cash Equivalents	28,444	23,912

Investment securities
Available-for-sale	2,677	3,449

Loans receivable	747,746	721,174
Allowance for loan losses	(7,370)	(6,904)
Net Loans	740,376	714,270

Bank premises and equipment, net	36,305	36,829
Equity securities (restricted)	4,009	3,903
Other real estate owned	5,058	2,496
Accrued interest receivable	4,596	4,537
Life insurance investments	10,331	10,153
Goodwill and other intangibles	4,550	4,633
Other assets	3,877	3,716

Total Assets	$840,223	$807,898

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$94,176	$95,448
Interest-bearing	38,008	34,498
Savings deposits	72,109	89,787
Time deposits	532,102	485,955
Total Deposits	736,395	705,688

Federal Home Loan Bank advances	25,983	26,582
Accrued interest payable	1,793	2,155
Accrued expenses and other liabilities	2,876	1,741
Line of credit borrowing	4,913	4,913
Trust preferred securities	16,496	16,496

Total Liabilities	788,456	757,575

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 10,008,962 and 10,008,902 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	20,018	20,017
Additional paid-in-capital	21,683	21,683
Retained earnings	10,031	8,576
Accumulated other comprehensive income	35	47

Total Stockholders’ Equity	51,767	50,323

Total Liabilities and Stockholders’ Equity	$840,223	$807,898

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Total Shareholders’ Equity	Compre- hensive Income (Loss)
Balance, December 31, 2007	9,559	$19,919	$21,484	$3,839	$7	$45,249
Net Income				1,930		1,930	$1,930
Unrealized loss on available-for-sale securities, net of tax of $10					(24)	(24)	(24)
Stock Options Exercised	37	74	156			230
Balance, June 30, 2008	9,996	$19,993	$21,640	$5,769	$(17)	$47,385	$1,906

Balance, December 31, 2008	10,008	$20,017	$21,683	$8,576	$47	$50,323
Net Income				1,455		1,455	$1,456
Unrealized loss on available-for-sale securities, net of tax of $6					(12)	(12)	(12)
Stock Options Exercised	1	1				1
Balance, June 30, 2009	10,009	$20,018	$21,683	$10,031	$35	$51,767	$1,444

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(IN THOUSANDS)

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,455	$1,930
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,411	1,576
Provision for loan losses	968	550
Income on life insurance, net	(178)	(188)
Loss on sale of foreclosed real estate	55	52
Gain on sale of fixed assets	-	3
Amortization of core deposit intangible	83	103
Amortization of bond premiums	-	13
Net change in:
Interest receivable	(59)	69
Other assets	(161)	(1,136)
Accrued expenses and other liabilities	773	109
Net Cash Provided by Operating Activities	4,347	3,081

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in loans	(28,333)	(20,650)
Proceeds from sale and maturities of securities
available-for-sale	1,576	4,052
Purchase of securities available for sale	(816)	(3,500)
Purchase of Federal Home Loan Bank stock	(106)	(1,031)
Payments for the purchase of property	(2,617)	(2,805)
Proceeds from sale of other real estate owned	372	561
Net Cash Used in Investing Activities	(29,924)	(23,373)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock options exercised	1	230
Repayments to Federal Home Loan Bank	(599)	17,622
Net change in:
Demand and savings deposits	(15,441)	19,100
Time deposits	46,148	(16,381)
Proceeds from line of credit borrowing	-	4,513
Net Cash Provided by (Used in) Financing Activities	30,109	25,084

Net increase in cash and cash equivalents	4,532	4,792

Cash and Cash Equivalents, Beginning of Period	23,912	22,257
Cash and Cash Equivalents, End of Period	$28,444	$27,049

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$2,989	$8

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (the “Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. In addition, as a member of the Federal Reserve System, the Bank and the Company are also subject to regulation by the Board of Governors of the Federal Reserve System. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. In 2004 and 2006, the Company established NPB Capital Trust I and 2 respectively for the purpose of issuing trust preferred securities. On January 1, 2009, NPB Financial Services, Inc. was transferred from New Peoples Bankshares, Inc. to become a subsidiary of New Peoples Bank, Inc.

NOTE 2	ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2009, and the results of operations for the six month and three month periods ended June 30, 2009 and 2008. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. The results of operations for the six month and three month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
June 30, 2009
Available for Sale
U.S. Government Agencies	$1,998	$45	$-	$2,043
Mortgage backed Securities	307	12	-	319
Taxable Municipals	318	-	(3)	315
Total Securities AFS	$2,623	$57	$(3)	$2,677

December 31, 2008
Available for Sale
U.S. Government Agencies	$3,000	$63	$-	$3,063
Mortgage backed Securities	378	8	-	386
Total Securities AFS	$3,378	$71	$-	$3,449

At June 30, 2009 and December 31, 2008, all securities were classified as available for sale.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $4.0 million and $3.9 million at June 30, 2009 and December 31, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3	INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at June 30, 2009, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$--	$--	--
Due after one year through five years	2,305	2,362	3.20%
Due after five years	318	315	6.32%
Total	$2,623	$2,677	3.58%

Investment securities with a carrying value of $412 thousand and $414 thousand at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes required by law.

Unrealized gains and losses of investment securities by contractual maturity are shown in the following schedule.

(Dollars are in thousands)	Less than twelve months		Twelve months or longer		Total
June 30, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	$-	-	$2,043	-	$2,043	-
Mortgage backed Securities			319	-	319	-
Taxable Municipals	-	-	315	3	315	3
Total	$-	-	$2,677	3	$2,677	3

(Dollars are in thousands)	Less than twelve months		Twelve months or longer		Total
December 31, 2008	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	$-	-	$3,063	-	$3,063	-
Mortgage backed Securities	-	-	386	-	386	-
Total	$-	-	$3,449	-	$3,449	-

NOTE 4	LOANS:

Loans receivable outstanding are summarized as follows:

	June 30,	December 31,
(Dollars are in thousands)	2009	2008
Commercial, financial and agricultural	$117,846	$110,060
Real estate - construction	79,334	64,595
Real estate - mortgages	481,198	483,471
Installment loans to individuals	69,368	63,048
Total Loans	$747,746	$721,174

The following is a summary of information at June 30, 2009 and December 31, 2008 pertaining to nonperforming assets:

	June 30,	December 31,
(Dollars are in thousands)	2009	2008
Principal:
Nonaccrual loans	$11,556	$6,414
Other real estate owned	5,058	2,496
Loans past due 90 days or more still accruing interest	567	33
Total nonperforming assets	$17,181	$8,973

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Six Months Ended
	June 30,	June 30,
(Dollars are in thousands)	2009	2008
Balance, Beginning of Period	$6,904	$6,620
Provision for loan losses	968	550
Recoveries of loans charged off	76	45
Loans charged off	(578)	(522)
Balance, End of Period	$7,370	$6,693
Percentage of Loans	0.99%	0.95%

NOTE 6	EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury method.

NOTE 7	LINE OF CREDIT:

In June 2008, the Company obtained a three year revolving line of credit totaling $6.5 million from Silverton Bank. The current outstanding balance on the line is $4.9 million. Due to the failure of Silverton Bank in May 2009, the remaining $1.6 million no longer remains available for future use. Management is currently in discussions with other banks to obtain a new line of credit during the second half of 2009.

NOTE 8	FAIR VALUE:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $2.7 million June 30, 2009, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2009 was $19.8 million.

Assets and liabilities measured at fair value are as follows as of June 30, 2009:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments	$-	$2,677	$-
(On a non-recurring basis)
Impaired loans	-	19,824	-
Total	$-	$22,501	$-

Assets and liabilities measured at fair value are as follows as of December 31, 2008:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments	$-	$3,449	$-
(On a non-recurring basis)
Impaired loans	-	6,844	-
Total	$-	$10,293	$-

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

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of June 2009 and December 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	June 30, 2009		December 31, 2008
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Assets
Cash and due from bank	$27,424	$27,424	$22,099	$22,099
Federal funds sold	1,020	1,020	1,813	1,813
Investment securities	3,449	3,449	3,449	3,449
Equity securities (restricted)	4,009	4,009	3,903	3,903
Loans	754,731	747,746	728,940	721,174
Accrued Interest receivable	4,596	4,596	4,537	4,537
Life insurance investments	10,331	10,331	10,153	10,153

Financial Liabilities
Demand Deposits
Non-interest bearing	94,176	94,176	95,448	95,448
Interest-bearing	38,008	38,008	34,498	34,498
Savings deposits	72,109	72,109	89,787	89,787
Time deposits	535,880	532,102	487,638	485,955
FHLB advances	25,993	25,983	25,851	26,582
Accrued interest payable	1,793	1,793	2,155	2,155
Line of credit borrowing	4,913	4,913	4,913	4,913
Trust preferred securities	16,496	16,496	16,496	16,496

Note 9	Recent Accounting Developments:

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted SFAS 165 for the quarter ended June 30, 2009. The adoption did not impact the financial position, results of operations or cash flows. The Company evaluated subsequent events through August 17, 2009, the date on which the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual reporting periods after September 15, 2009. The Company expects that SFAS 168 will have no impact on its financial position, results of operations or cash flows.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 will be required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods

The three staff positions are effective for periods ending after June 15, 2009. The Company adopted the staff positions for the quarter ended June 30, 2009 and the staff positions did not have a material impact on the consolidated financial statements although additional disclosures were required.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by a number of factors including the following: the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future; maintaining capital and liquidity levels adequate to support our growth; maintaining cost controls and asset quality as we open or acquire new branches; reliance on our management team, including our ability to attract and retain key personnel; the successful management of interest rate risk; changes in general economic and business conditions in our market area; changes in interest rates and interest rate policies; risks inherent in making loans such as repayment risks and fluctuating collateral values; competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources; demand, development and acceptance of new products and services; problems with technology utilized by us; changing trends in customer profiles and behavior; and changes in banking and other laws and regulations applicable to us, difficult market conditions in the financial services industry; unprecedented current levels of market volatility; the soundness of other financial institutions could adversely affect us; there can be no assurance that recently enacted legislation will stabilize the U.S. financial system; and the impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Overview

At June 30, 2009, the Company’s total assets were $840.2 million as compared to $807.9 million at December 31, 2008. Total loans grew to $747.7 million at June 30, 2009 from $721.2 million at year end 2008. Total deposits increased $30.7 million, or 4.35%, to 736.4 million at June 30, 2009 from $705.7 million at December 31, 2008.

The Company had net income for the quarter ended June 30, 2009 of $551 thousand, as compared to $1.2 million for the same period ended June 30, 2008. Net income for the six months ended June 30, 2009 was $1.5 million as compared to $1.9 million for the same period in 2008. Basic net income per share was $0.05 for the quarter ended June 30, 2009 as compared to $0.12 for the quarter ended June 30, 2008. Basic net income per share was $0.15 for the six months ended June 30, 2009 as compared to $0.19 for the same period in 2008. Net income was down primarily due to two major reasons. One, the provision for loan loss increased $550 thousand on a quarterly comparison and $418 thousand for the first six months of 2009 in relation to 2008. Second, a one-time special FDIC assessment of $385 thousand was incurred in June 2009.

The Company’s Board of Directors named Jonathan H. Mullins as President and CEO of the Company and its subsidiaries in May 2009 upon Kenneth Hart’s retirement as President and CEO. Mr. Mullins has been an employee of the Bank since 1999, serving most recently as Senior Vice President, Chief Lending Officer and Regional Manager.

The ratio of nonperforming assets to total assets is 2.04% at June 30, 2009 in comparison to 1.11% at December 31, 2008. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $17.1 million at June 30, 2009 and $8.9 million at December 31, 2008. The majority of these assets are real estate development projects. We are working aggressively to reduce these totals; however, due to the economic recession, it is uncertain how long this will take. The allowance for loan losses as a percentage of total loans was 0.99% at June 30, 2009 and 0.95% at December 31, 2008. The allowance for loan losses is deemed appropriate, but additional provisions may be made as needed.

The Bank began offering a new savings account vehicle targeted towards children during the second quarter of 2009. The NPB Kids Savings Account encourages children to begin the good habit of saving for the future while learning to manage their finances in a responsible manner. The new product has shown early success and we anticipate the program to add to our deposit base in the future.

The Bank remains well capitalized for regulatory purposes. The following ratios existed at June 30, 2009: Tier 1 leverage ratio of 8.05%, Tier 1 risk based capital ratio of 10.42%, and Total risk based capital ratio of 11.55%. We anticipate slow asset growth to continue and continued capital growth through retained earnings.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. The most critical accounting policy relates to our provision for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the section on “Provision for Loan Losses” below. For discussion of our significant accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2008.

Balance Sheet Changes

At June 30, 2009, total assets were $840.2 million, an increase of $32.3 million, or 4.00%, over December 31, 2008.

Total deposits grew $30.7 million, or 4.35%, for the first six months of 2009 to $736.4 million from $705.7 million at December 31, 2008. The largest area of growth took place in time deposits. This deposit group increased $46.1 million, or 9.50%, to $532.1 million at June 30, 2009 from $486.0 million at year-end 2008. Of this growth, $3.0 million was in brokered cds used for loan funding matches. The remaining growth has come through our branch network and CDARs certificates of deposits.. Interest-bearing demand deposits also increased for the second quarter of 2009 to $38.0 million from $34.5 million at December 31, 2008. This represents growth of $3.5 million, or 10.14%. Savings deposits decreased $17.7 million, or 19.69%. We were aware that this category was going to decrease due to a large short-term deposit that was withdrawn, as anticipated, during the first half of 2009. We are continuing to grow the core deposits of the bank through establishing stronger relationships with our customers. In particular, we are targeting commercial deposit growth. We view this as an area of opportunity since we have not heavily focused deposit growth in this area of deposits in the past.

Total loans increased $26.6 million, or 3.68%, to $747.7 million at June 30, 2009 from $721.2 million at December 31, 2008. We continue to grow the loan portfolio and serve the credit needs of our area, but at the same time, will conservatively underwrite each credit to prevent future losses if the economy would decline further.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

Net interest income increased $801 thousand, or 11.22%, to $7.9 million for the second quarter of 2009 from $7.1 million for the same period in 2008 due to the increase in our net interest margin. Net interest income increased for the first six months of 2009 $1.5 million, or 10.53%, to $15.3 million from $13.9 million in 2008.

Our net interest margin remains strong. The annualized net interest margin for the second quarter of 2009 was 4.16% as compared to 3.98% for the second quarter of 2008. We anticipate the net interest margin to remain around this level throughout 2009 as both short term certificates of deposits and loans reprice at lower interest rates.

At June 30, 2009, we had a negative cumulative gap rate sensitivity ratio of 47.82% for the one year re-pricing period, compared to a negative cumulative gap of 40.27% at December 31, 2008. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. We believe as our liabilities reprice more quickly than our assets in the near future, our cost of funds will decrease more quickly than our yield on earning assets. Although the gap has increased, we do not anticipate an immediate adverse effect upon earnings if rates begin to rise because we are prepared to maintain our interest rates while our competitors seek to raise their rates due to our past ability to keep rates at the higher end of the market. We are in position to reprice our assets as the market returns to historic norms despite a smaller increase in net interest margin than anticipated. We are closely monitoring the interest rate environment and will make changes as deemed necessary.

Provision for Loan Losses and Asset Quality

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

Certain risks exist in the Bank’s loan portfolio. Since the Bank began in 1998, we have experienced significant loan growth each year. Although we have experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. Recent expansions into new markets increase potential credit risk. In addition, a majority of the loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose potential threats. Local real estate market values have been and remain stable, while national real estate markets have experienced a downturn. However, real estate sales activity has slowed somewhat in our market.

It is uncertain as to when or if local real estate values will be impacted. We do not believe that there will be a severely negative effect in our market area, but we deem it prudent to assign more of the allowance to these types of loans.

Construction and development loans have been impacted the most as new housing sales have declined. The most adversely affected area of our loan portfolio is outside of our local market area. Most of these loans are located in the Coastal Carolina area that were obtained by purchasing participations. The total of these credits at June 30, 2009 was $14.0 million as compared to $13.7 million at December 31, 2008. This market area has posed some higher risk, but decreased collateral values still provide adequate coverage on these credits. In addition, a loan totaling approximately $7.0 million in northeastern Tennessee has shown some weaknesses also. We are aggressively working these loans to avoid any material principal loss.

Our market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn. We do not foresee this happening in the near future. However, legislation that results in stricter clean air legislation could have an adverse effect upon certain segments of our market.

We consider these factors to be the primary higher risk characteristics of the loan portfolio.

All loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is made for the amount of the potential loss. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans increased to $19.8 million with a valuation allowance of $3.5 million as compared to $6.8 million with a valuation allowance of $218 thousand at December 31, 2008.

Of the $19.8 million recorded as impaired loans at June 30, 2009, $12.1 million were nonperforming loans, which included 38 nonaccrual loans totaling $11.5 million and past due 90 days or more totaling $567 thousand. At June 30, 2009, these nonperforming loans as a percentage of total loans were 1.62% as compared to $6.4 million, or 0.89% of total loans, at December 31, 2008. Impaired loans totaling $9.2 million are 1-4 family residential construction loans. We expect $7.6 million of the $9.2 million, which are located in the coastal Carolina, to begin performing once the residential real estate market stabilizes and returns to historic sales levels. The increase was primarily due to the collapse of the vacation and second home markets. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. Non-accrual loans did not have a significant impact on interest income in any of the periods presented. No loans are classified as troubled debt restructurings as defined by Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

Noninterest Income

Noninterest income decreased to $1.38 million in the second quarter of 2009 from $1.43 million in 2008. The $50 thousand, or 3.50%, decrease is primarily related to decreased service charges, investment and life insurance commissions due to the plunge in the stock market and a reduced sales staff. Noninterest income decreased for the first six months by $252 thousand, or 8.95%, from $2.8 million to $2.6 million for 2008 and 2009, respectively. The reasons for the decrease are the same as stated for the second quarter above. Noninterest income as a percentage of average assets (annualized) was 0.63% and 0.71% as of June 30, 2009 and 2008, respectively.

Noninterest Expense

Noninterest expense totaled $8.0 million for the second quarter of 2009 as compared to $6.6 million for the second quarter of 2008. Noninterest expense year-to-date June 30, 2009 was $14.9 million as compared to $13.4 million in 2008. The primary contributors to the increase in noninterest expenses are as follows. The FDIC charged a one-time special assessment of $385 thousand at the end of June 2009 to be collected during the third quarter. The special assessment for all banks was imposed at a rate of 5 basis points for total assets less tier 1 capital. This special assessment is in addition to the regular quarterly amount due. The total increase of FDIC insurance premiums for the second quarter of 2009 was $562 thousand as compared to the quarter ended June 30, 2008. In addition, in August 2008, we opened a branch location in Bluewell, West Virginia. We have realized the start up costs of this branch in the first half of 2009 that did not exist in 2008. We have also incurred increased professional fees during the second quarter related to the material weaknesses in internal controls that we identified at the end of 2008 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have taken initiatives in 2009 to reduce our noninterest expenses. Staff reduction has occurred through attrition. Slower branch expansion will reduce start-up costs associated with new offices. Efficiency reviews are being conducted and greater use of technology will contribute to future expense containment. We expect these initiatives to have a positive impact on net income in the long term.

Our efficiency ratio, which is defined as noninterest expense less intangible expenses divided by the sum of net interest income plus noninterest income, was 82.14% for the second quarter of 2009 as compared to 76.30% for the same period in 2008. We expect noninterest income, such as investment commissions, interchange fees and service charges,to increase during future periods as consumer spending increases. The net interest margin should improve in future periods as earning assets increase through nonaccrual loan reductions and increased loan production. The one-time FDIC assessment is the main contributor to increased noninterest expenses. We do not anticipate this to occur again in the near future; however, all of these components are directly related to the economic downturn. We anticipate the efficiency ratio to improve as the economy improves.

Capital

Total capital at the end of the second quarter of 2009 was $51.8 million as compared to $50.3 million at the end of December 31, 2008. The increase is the result of retained earnings. Regulatory capital ratios remain in excess of defined regulatory requirements for a well capitalized institution.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to grow at a slower pace than in the earlier years of operation. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Liquidity

At June 30, 2009 and December 31, 2008, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $28.4 and $23.9 million, respectively. At June 30, 2009, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $2.3 million, which is net of those securities pledged as collateral for public funds.

Our loan to deposit ratio was 101.54% at June 30, 2009 and 102.19% at year-end 2008. We anticipate this ratio to remain about the same in the near future. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

In the event we need additional funds, we have the ability to purchase federal funds under established lines of credit totaling $22.4 million. Also, we are members of the CDARs network which allows us to bid on deposits and obtain additional funds. For contingent funding purposes, we are currently in the process of being approved to borrow from the Federal Reserve Bank discount window. This line of credit will be secured by commercial real estate loans. We anticipate the line to be approved in the third quarter of 2009. The failure of Silverton Bank did not cause a material change in our financial results nor our liquidity strategy.

Our main source of liquidity is expected to be provided by the future growth that management expects in core deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area. With the lines of credit available and the anticipated deposit growth, we believe we have adequate liquidity to meet our requirements and needs for the foreseeable future.

Off Balance Sheet Items

There have been no material changes during the quarter ended June 30, 2009 to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Contractual Obligations

There have been no material changes during the quarter ended June 30, 2009 to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks faced by the Company during the quarter ended June 30, 2009. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our management accepts that inherent limitations include judgments in decision making may be faulty and that controls may fail due to simple error, mistake, or procedural design. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports. Announced and unannounced internal audits are planned, designed, and carried out on a recurring basis. The results of these audits are reviewed by management in an ongoing effort to minimize errors and to detect control weaknesses.

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course we review and change internal controls to reflect changes in our business including acquisition related improvements.

Changes in our internal control over financial reporting for the period ended June 30, 2009 as described below are related to the remediation of the material weaknesses as reported in Item 9A of our 2008 annual report on Form 10-K. However, these remedial actions are still being deployed and/or have not been in place for sufficient time to consider the deficiencies corrected as per Public Company Accounting Oversight Board rules; thus, management considers that the material weaknesses continue to exist. No other changes have been identified that would have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses

In response to the identified material weaknesses, management and the Board of Directors have undertaken a number of remedial actions. During the second quarter of 2009, specific remedial actions taken by management regarding the improper loan classifications include:

•	training all loan operations personnel on the new coding system and procedures;

•	reorganizing all loan files;

•	reviewing and correcting loan classifications, as necessary, of all loans for less than $500,000; and

•	expanding internal audit procedures to assess compliance of the new coding procedures.

The review and reclassification, as necessary, of all loans for less than $500,000 is expected to be complete in the third quarter of 2009.

The following actions were undertaken during the second quarter of 2009 by New Peoples’ new President and Chief Executive Officer and other management personnel and the Board of Directors. We anticipate the completion of such remedial actions regarding New Peoples’ ineffective control environment during the third and fourth quarters of 2009:

•	adopting a revised employee handbook, with specific policies on business ethics, whistleblower procedures, fraud, conflicts of interest, bribery, trading in New Peoples’ common stock and other topics;

•	training classes for all employees on the revised handbook and the policies contained therein;

•	expanding internal audit procedures to increase compliance testing; and

•	expanding and strengthening of internal audit by hiring an additional internal audit staff member, with compliance experience.

Part II	Other Information

Item 1.	Legal Proceedings

In the course of our operations, we may become a party to legal proceedings. We are not aware of any material pending or threatened legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:

No.	Description
10.1	Separation Agreement and Release, dated as of June 29, 2009, between the Company and Kenneth D. Hart.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By: /s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer
Date: August 17, 2009

By: /s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer
Date: August 17, 2009