Form 10-Q
period 2009-09-30
NEW PEOPLES BANKSHARES INC
filed 2009-11-09
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

10,008,962 shares of common stock, par value $2.00 per share, outstanding as of November 4, 2009.

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2009	2008
INTEREST AND DIVIDEND INCOME
Loans including fees	$37,479	$39,214
Federal funds sold	19	31
Investments	123	304
Total Interest and Dividend Income	37,621	39,549

INTEREST EXPENSE
Deposits
Demand	172	173
Savings	774	463
Time deposits	11,975	15,387
FHLB Advances	795	931
Line of credit borrowing	188	71
Trust Preferred Securities	420	710
Total Interest Expense	14,324	17,735

NET INTEREST INCOME	23,297	21,814
PROVISION FOR LOAN LOSSES	12,768	900

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,529	20,914

NONINTEREST INCOME
Service charges	1,941	2,057
Fees, commissions and other income	1,663	1,811
Life insurance investment income	310	333
Total Noninterest Income	3,914	4,201

NONINTEREST EXPENSES
Salaries and employee benefits	11,950	11,731
Occupancy expense	3,070	3,105
FDIC insurance premiums	1,335	532
Computer software maintenance & licenses	566	456
Other real estate	317	84
Other operating expenses	4,747	4,357
Total Noninterest Expenses	21,985	20,265

INCOME (LOSS) BEFORE INCOME TAXES	(7,542)	4,850

INCOME TAX EXPENSE (BENEFIT)
Current income tax expense (benefit)	(2,707)	1,525
Total Income Tax Expense (Benefit)	(2,707)	1,525

NET INCOME (LOSS)	$(4,835)	$3,325

Earnings (Loss) Per Share
Basic	$(0.48)	$0.33
Fully Diluted	$(0.48)	$0.32

Average Weighted Shares of Common Stock
Basic	10,008,903	9,980,348
Fully Diluted	10,008,903	10,234,909

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2009	2008
Loans including fees	$12,460	$13,219
Federal funds sold	3	18
Investments	38	81
Total Interest and Dividend Income	12,501	13,318

INTEREST EXPENSE
Deposits
Demand	56	62
Savings	194	207
Time deposits	3,824	4,536
FHLB Advances	266	288
Line of credit borrowing	63	58
Trust Preferred Securities	122	216
Total Interest Expense	4,525	5,367

NET INTEREST INCOME	7,976	7,951
PROVISION FOR LOAN LOSSES	11,800	350

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(3,824)	7,601

NONINTEREST INCOME
Service charges	723	724
Fees, commissions and other income	538	553
Life insurance investment income	93	110
Total Noninterest Income	1,354	1,387

NONINTEREST EXPENSES
Salaries and employee benefits	4,039	4,015
Occupancy expense	1,004	968
Other real estate	424	31
FDIC insurance premiums	190	184
Computer software maintenance & licenses	37	168
Other operating expenses	1,436	1,520
Total Noninterest Expenses	7,130	6,886

INCOME (LOSS) BEFORE INCOME TAXES	(9,600)	2,102

INCOME TAX EXPENSE (BENEFIT)
Current income tax expense (benefit)	(3,310)	707
Total Income Tax Expense (Benefit)	(3,310)	707

NET INCOME (LOSS)	$(6,290)	$1,395

Earnings (Loss) Per Share
Basic	$(0.63)	$0.14
Fully Diluted	$(0.63)	$0.14

Average Weighted Shares of Common Stock
Basic	10,008,962	10,002,106
Fully Diluted	10,008,962	10,211,898

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Cash and due from banks	$26,099	$22,099
Federal funds sold	-	1,813
Total Cash and Cash Equivalents	26,099	23,912

Investment securities
Available-for-sale	2,650	3,449

Loans receivable	764,130	721,174
Allowance for loan losses	(18,853)	(6,904)
Net Loans	745,277	714,270

Bank premises and equipment, net	36,028	36,829
Equity securities (restricted)	4,018	3,903
Other real estate owned	5,703	2,496
Accrued interest receivable	4,681	4,537
Life insurance investments	10,419	10,153
Goodwill and other intangibles	4,514	4,633
Other assets	7,328	3,716

Total Assets	$846,717	$807,898

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$91,515	$95,448
Interest-bearing	40,582	34,498
Savings deposits	74,456	89,787
Time deposits	542,949	485,955
Total Deposits	749,502	705,688

Federal funds purchased	889	-
Federal Home Loan Bank advances	25,684	26,582
Accrued interest payable	1,569	2,155
Accrued expenses and other liabilities	2,193	1,741
Line of credit borrowing	4,900	4,913
Trust preferred securities	16,496	16,496

Total Liabilities	801,233	757,575

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 10,008,962 and 10,008,902 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	20,018	20,017
Additional paid-in-capital	21,683	21,683
Retained earnings	3,741	8,576
Accumulated other comprehensive income	42	47

Total Stockholders’ Equity	45,484	50,323

Total Liabilities and Stockholders’ Equity	$846,717	$807,898

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total Shareholders’ Equity	Compre-hensive Income (Loss)
Balance, December 31, 2007	9,959	$19,919	$21,684	$3,839	$7	$45,249
Net Income				3,325		3,325	$3,325
Unrealized loss on available-for-sale securities, net of tax of $-					(1)	(1)	(1)
Stock Options Exercised	4	99	199			298
Balance, September 30, 2008	10,009	$20,018	$21,683	$7,164	$6	$48,871	$3,324

Balance, December 31, 2008	10,008	$20,017	$21,683	$8,576	$47	$50,323
Net Income (Loss)				(4,835)		(4,835)	$(4,835)
Unrealized loss on available-for-sale securities, net of tax of $3					(5)	(5)	(5)
Stock Options Exercised	1	1
Balance, September 30, 2009	10,009	$20,018	$21,683	$3,741	$42	$45,484	$(4,840)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(IN THOUSANDS)

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,835)	$3,325
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,090	2,279
Provision for loan losses	12,768	900
Income on life insurance, net	(266)	(282)
Loss on sale of foreclosed real estate	139	84
(Gain) Loss on sale of fixed assets	(1)	3
Amortization of core deposit intangible	119	152
Amortization (Accretion) of bond premiums	(1)	(6)
Net change in:
Interest receivable	(144)	55
Other assets	(3,612)	(914)
Accrued expenses and other liabilities	(135)	(86)
Net Cash Provided by Operating Activities	6,122	5,510

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in loans	(49,679)	(26,985)
Proceeds from sale and maturities of securities
available-for-sale	1,612	4,575
Purchase of securities available for sale	(816)	(4,000)
Purchase of Federal Reserve Bank stock	(115)	(120)
Sale of Federal Home Loan Bank stock	-	122
Payments for the purchase of property	(1,288)	(4,004)
Proceeds from sale of other real estate owned	2,558	349
Net Cash Used in Investing Activities	(47,728)	(30,063)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock options exercised	1	298
Repayments to Federal Home Loan Bank	(898)	(10,451)
Net change in:
Demand and savings deposits	(13,180)	45,053
Time deposits	56,994	(16,552)
Federal funds purchased	889	-
Proceeds from (Repayments on) line of credit borrowing	(13)	4,777
Net Cash Provided by Financing Activities	43,793	23,125

Net increase (decrease) in cash and cash equivalents	2,187	(1,428)

Cash and Cash Equivalents, Beginning of Period	23,912	22,257
Cash and Cash Equivalents, End of Period	$26,099	$20,829

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$5,904	$8
Loans made to finance sale of foreclosed real estate	$839	$-

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

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

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2009, and the results of operations for the nine month and three month periods ended September 30, 2009 and 2008. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. The results of operations for the nine month and three month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
September 30, 2009
Available for Sale
U.S. Government Agencies	$1,998	$49	$-	$2,047
Mortgage backed securities	271	12	-	283
Taxable municipals	317	3	-	320
Total Securities AFS	$2,586	$64	$-	$2,650

December 31, 2008
Available for Sale
U.S. Government Agencies	$3,000	$63	$-	$3,063
Mortgage backed securities	378	8	-	386
Taxable municipals	-	-	-	-
Total Securities AFS	$3,378	$71	$-	$3,449

At September 30, 2009 and December 31, 2008, all securities were classified as available for sale.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $4.0 million and $3.9 million at September 30, 2009 and December 31, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3	INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at September 30, 2009, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	-	-	-
Due after one year through five years	2,269	2,330	3.17%
Due after five years	317	320	6.32%
Total	$2,586	$2,650	3.58%

Investment securities with a carrying value of $500 thousand and $414 thousand at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 4	LOANS:

Loans receivable outstanding are summarized as follows:

	September 30,	December 31,
(Dollars are in thousands)	2009	2008
Commercial, financial and agricultural	$124,466	$110,060
Real estate – construction	69,785	64,595
Real estate – mortgages	501,906	483,471
Installment loans to individuals	67,973	63,048
Total Loans	$764,130	$721,174

The following is a summary of information at September 30, 2009 and December 31, 2008 pertaining to nonperforming assets:

	September 30,	December 31,
(Dollars are in thousands)	2009	2008
Principal:
Nonaccrual loans	$20,047	$6,414
Other real estate owned	5,703	2,496
Loans past due 90 days or more still accruing interest	574	33
Total nonperforming assets	$26,324	$8,973

NOTE 5	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Nine Months Ended
	September 30,	September 30,
(Dollars are in thousands)	2009	2008
Balance, Beginning of Period	$6,904	$6,620
Provision for loan losses	12,768	900
Recoveries of loans charged off	90	82
Loans charged off	(909)	(771)
Balance, End of Period	$18,853	$6,831
Percentage of Loans	2.47%	0.96%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6	EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury method. For the three and nine month periods ended September 30, 2009, potential common shares were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended September 30,		For the nine moths ended September 30,
	2009	2008	2009	2008
Net income available to common shareholders	$(6,290)	$1,395	$(4,835)	$3,325
Weighted average shares outstanding	10,008,962	10,002,106	10,008,903	9,980,348
Dilutive shares for stock options	-	209,792	-	254,561
Weighted average dilutive shares outstanding	10,008,962	10,211,898	10,008,903	10,234,909

Basic earnings per share	$(0.63)	$0.14	$(0.48)	$0.33
Diluted earnings per share	$(0.63)	$0.14	$(0.48)	$0.32

NOTE 7	LINES OF CREDIT:

In June 2008, the Company obtained a three year revolving line of credit totaling $6.5 million from Silverton Bank. The current outstanding balance on the line is $4.9 million. Due to the failure of Silverton Bank in May 2009, the remaining $1.6 million no longer remains available for future use. Management is currently in discussions with other banks to obtain a new line of credit during the second half of 2009 or 2010.

The Bank obtained a new $5.0 million federal funds line of credit through Center State Bank during the quarter ended September 30, 2009.

The Bank obtained approval to borrow funds from the Federal Reserve Bank discount window during the quarter ended September 30, 2009. The amount available for contingent funding purposes is $94.1 million. This line is secured by a blanket lien on commercial real estate loans receivable. The line of credit is collateralized by commercial real estate.

NOTE 8	FAIR VALUE:

Effective January 1, 2008, the Company adopted, “Fair Value Measurements and Disclosures” which provides a framework for measuring and disclosing the fair value under generally accepted accounting principles. Fair Value Measurements and Disclosures requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair Value Measurements and Disclosures also establishes fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $2.6 million at September 30, 2009, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2009 was $28.7 million.

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2009:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments	$-	$2,587	$-
(On a recurring basis)
Impaired loans		28,717
Total	$-	$31,304	$-

Assets and liabilities measured at fair value are as follows as of December 31, 2008:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments	$-	$3,449	$-
(On a non-recurring basis)
Impaired loans	-	6,844	-
Total	$-	$10,293	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of September 2009 and December 2008.

	September 30, 2009		December 31, 2008
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Assets
Cash and due from bank	$26,099	26,099	$22,099	$22,099
Federal funds sold	-	-	1,813	1,813
Investment securities	2,650	2,650	3,449	3,449
Equity securities (restricted)	4,018	4,018	3,903	3,903
Loans	769,578	764,130	728,940	721,174
Accrued interest receivable	4,679	4,679	4,537	4,537
Life insurance investments	10,419	10,419	10,153	10,153

Financial Liabilities
Demand Deposits
Non-interest bearing	91,515	91,515	95,448	95,448
Interest-bearing	40,582	40,582	34,498	34,498
Savings deposits	74,456	74,456	89,787	89,787
Time deposits	546,428	542,949	487,638	485,955
FHLB advances	25,699	25,684	25,851	26,582
Accrued interest payable	1,569	1,569	2,155	2,155
Line of credit borrowing	4,900	4,900	4,913	4,913
Trust preferred securities	16,496	16,496	16,496	16,496

NOTE 9	RECENT ACCOUNTING DEVELOPMENTS:

In June 2009, the FASB issued a new codification entitled “Generally Accepted Accounting Principles.” Generally Accepted Accounting Principles establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. Generally Accepted Accounting Principles is effective for interim and annual reporting periods after September 15, 2009. The Company adopted Generally Accepted Accounting Principles, during the quarter ended September 30, 2009. The Company expects that Generally Accepted Accounting Principles will have no impact on its financial position, results of operations or cash flows.

The FASB has issued several Accounting Standards Updates, “ASU,” during the period June 30, 2009 through September 30, 2009. The ASU is the means which the FASB issues new codification and updates existing codification. The applicable ASU’s that pertain to the Company that have been issued during this time period have been adopted by the Company for the period ending September 30, 2009. These ASU’s are technical in nature and are an additional resource as the FASB transitions to the new Codification. The Company expects these updates will have no impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued, “Subsequent Events.” Subsequent Events establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. In addition, Subsequent Events requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted Subsequent Events for the quarter ended June 30, 2009. The adoption did not impact the financial position, results of operations or cash flows. The Company evaluated subsequent events through November 9, 2009, the date on which the financial statements were issued.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

“Investments—Debt and Equity Securities,” categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. Investments—Debt and Equity Securities does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in Investments—Debt and Equity Securities will be required for interim periods (including the aging of securities with unrealized losses).

“Fair Value Measurements and Disclosures” codifies FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”, recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation ofcertain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with Fair Value Measurements and Disclosures; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

“Financial Instruments” codifies FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods.

The three staff positions are effective for periods ending after June 15, 2009. The Company adopted the staff positions for the quarter ended June 30, 2009 and the staff positions did not have a material impact on the consolidated financial statements although additional disclosures were required.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 10	SUBSEQUENT EVENT:

In October 2009, a restriction to pay dividends from the Bank to the Company was issued by the Federal Reserve Bank of Richmond. As a result, dividends on trust preferred securities issued by the Company and payments to Silverton Bridge Bank shall be deferred until such restriction is removed.

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by a number of factors including the following: the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future; maintaining capital and liquidity levels adequate to support our growth; maintaining cost controls and asset quality as we open or acquire new branches; reliance on our management team, including our ability to attract and retain key personnel; the successful management of interest rate risk; changes in general economic and business conditions in our market area; changes in interest rates and interest rate policies; risks inherent in making loans such as repayment risks and fluctuating collateral values; competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources; demand, development and acceptance of new products and services; problems with technology utilized by us; changing trends in customer profiles and behavior; changes in banking and other laws and regulations applicable to us; difficult market conditions in the financial services industry; unprecedented current levels of market volatility; the soundness of other financial institutions could adversely affect us; there can be no assurance that recently enacted legislation will stabilize the U.S. financial system; and the full impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Overview

The Company had a net loss for the quarter ended September 30, 2009 of $6.3 million as compared to net income of $1.4 million for the period ended September 30, 2008. The net loss for the nine months ended September 30, 2009 was $4.8 million as compared to net income of $3.3 million for the same period in 2008. Basic net loss per share was $0.63 for the quarter ended September 30, 2009 as compared to basic net income of $0.14 for the quarter ended September 30, 2008. Basic net loss per share was $0.48 for the nine months ended September 30, 2009 as compared to basic net income of $0.33 for the same period in 2008.

The net loss for the Company’s 2009 third quarter and year-to-date resulted solely from a noncash charge of $12.8 million to increase the allowance for loan loss from $6.9 million (or 0.96 % of total loans) as of December 31, 2008 to $18.9 million (or 2.47% of total loans) as of September 30, 2009. The allowance for loan loss has been increased to a level that management deems appropriate to absorb any potential future losses and known impairment within the loan portfolio whether or not the losses are actually ever realized.

At September 30, 2009, the Company’s total assets were $846.7 million as compared to $807.9 million at December 31, 2008. Total loans increased to $764.1 million at September 30, 2009 from $721.2 million at year end 2008. Total deposits were $749.5 million at September 30, 2009 from $705.7 million at December 31, 2008.

The ratio of nonperforming assets to total assets is 3.11% at September 30, 2009 in comparison to 1.11% at December 31, 2008. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $26.3 million at September 30, 2009 and $8.9 million at December 31, 2008. The majority of these assets are real estate development projects. We are working aggressively to reduce these totals; however, due to the economic recession, it is uncertain how long this will take. The allowance for loan losses as a percentage of total loans was 2.47% at September 30, 2009 and 0.96% at December 31, 2008. The allowance for loan losses is deemed appropriate, but additional provisions may be made as needed.

The net interest margin was 4.09% for the first nine months of 2009 as compared to 4.13% for the same period in 2008. The net interest margin for the third quarter of 2009 was 4.16% as compared to 4.44% for the third quarter of 2008. Our net interest margin has remained steady when compared to our annual historical experience. Our annual net interest margin in 2006 and 2007 was 4.11% while our annual net interest margin was 4.13% in 2008.

The Bank remains well capitalized for regulatory purposes. The following ratios existed at September 30, 2009: Tier 1 leverage ratio of 7.06%, Tier 1 risk based capital ratio of 9.14%, and Total risk based capital ratio of 10.41%. The ratios were as follows at December 31, 2008: Tier 1 leverage ratio of 8.35%, Tier 1 risk based capital ratio of 10.28%, and Total risk based capital ratio of 11.36%. The decrease in the ratios was caused by the increased provision to the allowance for loan losses during the third quarter of 2009. As a result, for regulatory capital calculations, a disallowed deferred tax asset of $2.0 million was created and deducted from Tier 1 capital since we do not anticipate realizing the tax benefit over the next twelve months. In addition, the allowance for loan loss permitted to be used as Tier 2 capital is limited to an amount equal to 1.25% of our $650.4 million total risk weighted assets. Consequently, only $8.2 million of the $18.8 million of our allowance for loan loss qualified as Tier 2 capital at September 30, 2009. Each of these factors contributes to the decrease of the regulatory ratios at September 30, 2009. We anticipate slow asset growth in the future and a return to capital growth through retained earnings during the fourth quarter of 2009.

Recent Events

In October 2009, we received notification from the Federal Reserve Bank of Richmond that we must defer dividends on our trust preferred issuances and interest expense on the Company’s line of credit until further notice. We are restricted from paying dividends from the Bank to the Company to service these payments. When capital ratios improve, we anticipate the restriction to be released.

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

Balance Sheet Changes

At September 30, 2009, total assets were $846.7 million, an increase of $38.8 million, or 4.80%, over December 31, 2008.

Total deposits grew $43.8 million, or 6.21%, for the first nine months of 2009 to $749.5 million from $705.7 million at December 31, 2008.

The largest area of growth took place in time deposits. This deposit group increased $57.0 million, or 11.73%, to $542.9 million at September 30, 2009 from $486.0 million at year-end 2008. Of this growth, $3.0 million was in brokered cds used for loan funding matches. The remaining growth has come through our branch network and CDARs certificates of deposits. Our time deposit interest rates have been competitively priced with other regional community banks. These interest rates are on the higher end of the spectrum for all banks in our market area. As a result, we have experienced an increase in time deposits. However, we are focused on establishing deposit relationships and not merely funding growth by obtaining time deposits with no other relationships with the Bank that are highly interest rate sensitive and subject to leave when interest rates are lowered. Although we have grown in time deposits, we have continued to experience a decrease in our cost of funds. We expect time deposits to continue growing at a slower pace.

Interest-bearing demand deposits also increased for the third quarter of 2009 to $40.6 million from $34.5 million at December 31, 2008. This represents growth of $6.1 million, or 17.64%.

Savings deposits decreased $15.3 million, or 17.07%. We were aware that this category was going to decrease due to a large short-term deposit that was withdrawn, as anticipated, during the first half of 2009.

We are continuing to grow the core deposits of the Bank through establishing stronger relationships with our customers. In particular, we are targeting commercial deposit growth. We view this as an area of opportunity since we have not heavily focused deposit growth in this area of deposits in the past.

Total loans increased $43.0 million, or 5.96%, to $764.1 million at September 30, 2009 from $721.2 million at December 31, 2008. We continue to serve the credit needs of our area, but at the same time, will conservatively underwrite each credit to prevent future losses if the economy would decline further. We anticipate loan growth to be much slower and it is possible that total loans will decrease as we remove higher risk credits from the loan portfolio.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

Net interest income increased $25 thousand, or 0.32%, to $8.0 million for the third quarter of 2009 from $8.0 million for the same period in 2008. Net interest income for the first nine months of 2009 increased $1.5 million, or 6.80%, to $23.3 million from $21.8 million in 2008. We have been able to effectively lower our cost of funds throughout 2009 due to increased volume of earning assets. We have experienced an increase in net interest income as a result. However, with the recent addition of nonaccrual loans, interest accrued on these loans has been reversed from interest income. We expect nonaccrual loans to increase somewhat in the fourth quarter of 2009 and net interest income may be negatively affected. To continue improving net interest income, management is making changes in interest rates on loans and deposits.

Our net interest margin remains strong. The annualized net interest margin for the third quarter of 2009 was 4.16% as compared to 4.44% for the third quarter of 2008. We anticipate the net interest margin to remain around this level for the remainder of 2009 due to the measures we are taking as mentioned above.

At September 30, 2009, we had a negative cumulative gap rate sensitivity ratio of 49.47% for the one year re-pricing period, compared to a negative cumulative gap of 40.27% at December 31, 2008. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. We believe as our liabilities reprice more quickly than our assets in the near future, our cost of funds will decrease more quickly than our yield on earning assets. Although the gap has increased, we do not anticipate an immediate adverse effect upon earnings if rates begin to rise because we are prepared to maintain our interest rates while our competitors seek to raise their rates due to our past ability to keep rates at the higher end of the market. We are in position to reprice our assets as the market returns to historic norms despite a smaller increase in net interest margin than anticipated. We are closely monitoring the interest rate environment and will make changes as deemed necessary.

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

Certain risks exist in the Bank’s loan portfolio. Since the Bank began in 1998, we have experienced significant loan growth each year. Although we have experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. Recent expansions into new markets increase potential credit risk. In addition, a majority of the loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose potential threats. Local real estate market values have remained stable, while national real estate markets have experienced a downturn. However, real estate sales activity has slowed somewhat in our market. Recent real estate appraisals and appraisers have indicated our real estate market has remained stable in terms of sales activity and values. We do not believe that there will be a severely negative effect in our market area, but we deem it prudent to assign more of the allowance to these types of loans.

Construction and development loans have been impacted the most as new housing sales have declined. The most adversely affected area of our loan portfolio is outside of our local market area. Most of these loans are located in the Coastal Carolina area and were obtained by purchasing participations. The total of these credits at September 30, 2009 was $12.7 million as compared to $13.7 million at December 31, 2008. The decrease is due to a Coastal Carolina credit being reclassified as other real estate owned. This market area has posed some higher risk, but decreased collateral values still provide adequate coverage on these credits. In addition, a loan totaling approximately $7.0 million in northeastern Tennessee has been reclassified to non-accrual status subsequent to the quarter ending September 30, 2009. We are aggressively working these loans to avoid any material principal loss.

Our market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn. Legislation that results in stricter clean air regulations could have an adverse effect upon certain segments of our market. While we do not foresee stricter clean air legislation happening in the near future, the economic recession warranted a more conservative assessment of the potential risks that our agricultural and coal related credits present. During 2009, unemployment levels have increased to nearly 10% within our market and we have experienced an increase in delinquencies. We have reviewed and will continue to review the loan portfolio for potential future problem loans. As a result, we have downgraded several loan relationships in light of the economic recession and increased delinquencies. All loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is made for the amount of the potential loss. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans increased to $28.7 million with a valuation allowance of $1.6 million as compared to $6.8 million with a valuation allowance of $218 thousand at December 31, 2008.We are monitoring our loan portfolio very closely and conservatively assessing each credit risk.

We consider our significant loan growth, construction and development loans, out of market loans, potential adverse legislation, and an increase in unemployment and delinquencies to be the primary higher risk characteristics of the loan portfolio, and accordingly, we made an aggressive provision to the allowance for loan loss.

Our Company is subject to regulation, supervision, and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions and the Federal Reserve. The Federal Reserve suggested we increase our allowance for loan loss during the most recently completed examination. We have taken a noncash charge of $12.8 million to increase the allowance for loan loss from $6.9 million (or 0.96 % of total loans) as of December 31, 2008 to $18.9 million (or 2.47% of total loans) as of September 30, 2009. The allowance for loan loss has been increased to a level that management deems appropriate to absorb any potential future losses and known impairment within the loan portfolio. We believe this is the most conservative approach considering the current environment and fully expect that the magnitude of the increase in the allowance for loan loss during the third quarter of 2009 is a one-time event caused by the transition to a more conservative approach. We do not expect to utilize the total provision and are assisting our customers to ensure the provision remains a provision.

The current environment has resulted in an increase of impaired loans to $28.7 million at September 30, 2009 from $6.8 million at December 31, 2008. Of the $28.7 million recorded as impaired loans at September 30, 2009, $20.6 million were nonperforming loans, which included 71 non-accrual loans totaling $20.1 million as compared to 36 non-accrual loans totaling $6.4 million at December 31, 2008. Loans past due 90 days or more totaled $574 thousand at September 30, 2009 as compared to $33 thousand at December 31, 2008. At September 30, 2009, these nonperforming loans as a percentage of total loans were 2.71% as compared to $6.4 million, or 0.89% of total loans, at December 31, 2008. Impaired loans totaling $7.6 million are 1-4 family residential construction loans. We expect $6.3 million of the $7.6 million, which are located in the coastal Carolina area, to begin performing once the residential real estate market stabilizes and returns to historic sales levels. The increase was primarily due to the collapse of the vacation and second home markets. We expect our impaired loans to decrease as employment increases, delinquencies decrease, and the out of area second home market returns to normal sales levels.

It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. No loans are classified as troubled debt restructurings as defined by Generally Accepted Accounting Principles, “Troubled Debt Restructurings by Creditors.” There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

Noninterest Income

Noninterest income decreased to $1.36 million in the third quarter of 2009 from $1.39 million in 2008. The $33 thousand, or 2.36%, decrease is primarily related to decreased service charges, investment and life insurance commissions due to the recession and a reduced sales staff. Noninterest income decreased for the first nine months by $287 thousand, or 6.83%, from $4.2 million to $3.9 million for 2008 and 2009, respectively. The reasons for the decrease are the same as stated for the third quarter above. Noninterest income as a percentage of average assets (annualized) was 0.64% and 0.72% as of September 30, 2009 and 2008, respectively.

Effective November 1, 2009, we increased various service charges and fees on deposit accounts and loans. We anticipate this to increase noninterest income in the future.

Noninterest Expense

Noninterest expense totaled $7.1 million for the third quarter of 2009 as compared to $6.9 million for the third quarter of 2008. Noninterest expense year-to-date September 30, 2009 was $22.0 million as compared to $20.3 million in 2008. The primary contributors to the increase in noninterest expenses for the quarter are as follows: Increased FDIC assessments and a full quarter effect of expenses related to the Bluewell, West Virginia branch opened in August 2008. The total increase of FDIC insurance premiums for the third quarter of 2009 was $6 thousand as compared to the quarter ended September 30, 2008. The one time assessment recorded during the second quarter of 2009 totaled $385 thousand. The remaining FDIC expense is attributed to the FDIC’s Temporary Liquidity Guarantee Program (TLGP), increased volume in deposit balances, and increased FDIC rates charged on deposits.

Our efficiency ratio, which is defined as noninterest expense less intangible expenses divided by the sum of net interest income plus noninterest income, was 75.15% for the third quarter of 2009 as compared to 73.26% for the same period in 2008. The efficiency ratios for the first nine months of 2009 and 2008 are 80.36% and 77.32%, respectively. We expect noninterest income, such as investment commissions, interchange fees and service charges to increase during future periods as consumer spending increases and new charges are realized. We anticipate the efficiency ratio to improve as the economy improves.

Capital

Total capital at the end of the third quarter of 2009 was $45.5 million as compared to $50.3 million at the end of December 31, 2008. The decrease in retained earnings is due to the increase in the allowance for loan losses. Regulatory capital ratios remain in excess of defined regulatory requirements for a well capitalized institution.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to grow at a much slower pace than in the earlier years of operation. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Liquidity

At September 30, 2009 and December 31, 2008, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $26.1 and $23.9 million, respectively. At September 30, 2009, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $2.2 million, which is net of those securities pledged as collateral for public funds.

Our loan to deposit ratio was 101.95% at September 30, 2009 and 102.19% at year end 2008. We anticipate this ratio to decrease as we continue to grow deposits in our branch network. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

At the end of the third quarter, we had purchased federal funds totaling $889 thousand. We do not foresee having to borrow extensively in the near future. In the event we need additional funds, we have federal funds available for overnight borrowing under established lines of credit totaling $27.4 million. During the third quarter, we obtained a new $5.0 million federal funds line of credit through Center State Bank. We also have a line of credit through the Federal Home Loan Bank of Atlanta with $90.8 million collateralized by 1 to 4 residential real estate loans. In addition, we are members of the CDARs network which allows us to bid on deposits and obtain additional funds. The Bank obtained approval to borrow funds from the Federal Reserve Bank discount window during the quarter ended September 30, 2009. The amount available for contingent funding purposes is $94.1 million. This line of credit is secured by commercial real estate loans. The failure of Silverton Bank did not cause a material change in our financial results nor our liquidity strategy.

We did not opt-out of the FDIC Temporary Liquidity Guarantee Program which was extended through June 30, 2009. This means all noninterest bearing deposit accounts and IOLTA deposit accounts will continue to be insured by the FDIC for an unlimited amount.

At the end of 2009, we may have to make a prepaid FDIC assessment over a three year period of approximately $4.0 million. The final ruling on this assessment will be determined in the fourth quarter of 2009. We may obtain an advance on one of our lines of credit to fund the assessment.

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

Off Balance Sheet Items

There have been no material changes during the quarter ended September 30, 2009 to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Contractual Obligations

During the fourth quarter of 2009 as a result of our recorded net loss, we were restricted by our regulators to pay a dividend from the Bank to the Company to service our line of credit and trust preferred issuances dividends. We will defer interest and dividend payments for the unforeseen future.

There were no material changes during the quarter ended September 30, 2009 to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks faced by the Company during the quarter ended September 30, 2009. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in our internal control over financial reporting for the period ended September 30, 2009 as described below are related to the remediation of the material weaknesses as reported in Item 9A of our 2008 annual report on Form 10-K. However, these remedial actions are still being deployed and/or have not been in place for sufficient time to consider the deficiencies corrected as per Public Company Accounting Oversight Board rules; thus, management considers that the material weaknesses continue to exist. No other changes have been identified that would have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The review and reclassification, as necessary, of all loans for less than $500,000 is expected to be complete in the fourth quarter of 2009.

We deem our control environment to be effective as a result of the successful completion of the following remedial actions during the quarter ended September 30, 2009.

•	adopted a revised employee handbook, with specific policies on business ethics, whistleblower procedures, fraud, conflicts of interest, bribery, trading in New Peoples’ common stock and other topics;

•	required all employees to read the new handbook and return a signed receipt and acknowledgment of understanding the policies included therein;

•	expanded internal audit procedures to increase compliance testing; and

•	expanded and strengthened internal audit by hiring an additional internal audit staff member, with compliance experience.

Part II	Other Information
Item 1.	Legal Proceedings

In the course of our operations, we may become a party to legal proceedings. We are not aware of any material pending or threatened legal proceedings.

Item 1A.	Risk Factors

The following risk factors are added to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

We could sustain losses if our asset quality declines and we experience greater loan losses than anticipated.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. In addition, there can be no assurance that our methodology for assessing our asset quality will succeed in properly identifying impaired loans or calculating an appropriate loan loss allowance. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. At September 30, 2009, our impaired loans were $28.7 million, an increase of $21.9 million from $6.8 million at December 31, 2008. As a result of our and our regulators’ assessment of our loan portfolio, we determined that it was prudent to increase our provision for loan losses to $18.9 million during the three months ended September 30, 2009 and our loan loss allowance to total loans to 2.47% at September 30, 2009. Additional problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase further, which could adversely affect our results of operations and financial condition.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected. We cannot assure you that our monitoring, procedures and policies will reduce lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the growth in our loan portfolio, loan losses may be greater than management’s estimates of the appropriate level for the allowance. Loan losses can cause insolvency and failure of a financial institution, and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance will be restored by an increase in our provision for loan losses. This would reduce our earnings, which could have an adverse effect on our stock price.

We may not be able to successfully maintain our capital, which may adversely affect our results of operations and financial condition.

We may need to raise capital in the future to sustain or increase our capital levels. Our ability to raise capital through the sale of securities will depend primarily upon our financial condition and the condition of financial markets at that time. Our regulatory capital at September 30, 2009, was $2.7 million above the level required to maintain our “well-capitalized” status under the regulations of the Federal Reserve. If we fall below this level, we could face regulatory action that could limit our future operations and we may not be able to obtain additional capital in satisfactory amounts or terms or at all. Our growth or financial condition may be constrained if we are unable to raise capital as needed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on August 27, 2009. As the first order of business at the Annual Meeting, the shareholders elected directors to serve until the 2012 Annual Meeting, as follows:

Directors elected to serve until the 2012 Annual Meeting were:
	For	Withheld
Joe M. Carter	4,971,920	102,841
Harold Lynn Keene	4,949,112	125,649

John D. Maxfield	4,939,960	134,801
Fred W. Meade	4,946,245	128,516

Directors continuing to serve until the 2010 Annual Meeting include:
Tim W. Ball
Michael G. McGlothlin
Bill Ed Sample
B. Scott White

Directors continuing to serve until the 2011 Annual Meeting include:
John D. Cox
Charles H. Gent, Jr.
A. Frank Kilgore
Stephen H. Starnes
William C. Wampler, Jr.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By: /s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer
Date: November 9, 2009

By: /s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer
Date: November 9, 2009

Exhibit Index

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.