Form 10-Q
period 2010-03-31
NEW PEOPLES BANKSHARES INC
filed 2010-05-10
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

10,009,037 shares of common stock, par value $2.00 per share, outstanding as of May 5, 2010.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2010	2009
INTEREST AND DIVIDEND INCOME
Loans including fees	$12,195	$12,340
Federal funds sold	10	5
Investments	44	61

Total Interest and Dividend Income	12,249	12,406

INTEREST EXPENSE
Deposits
Demand	73	60
Savings	200	311
Time deposits	3,200	4,176
FHLB Advances	261	261
Line of credit borrowing	63	62
Trust Preferred Securities	107	153

Total Interest Expense	3,903	5,023

NET INTEREST INCOME	8,346	7,383
PROVISION FOR LOAN LOSSES	1,990	418

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,356	6,965

NONINTEREST INCOME
Service charges	610	549
Fees, commissions and other income	661	528
Life insurance investment income	106	100

Total Noninterest Income	1,377	1,177

NONINTEREST EXPENSES
Salaries and employee benefits	3,501	3,957
Occupancy expense	1,067	1,031
Other real estate expenses	142	109
FDIC insurance premiums	750	197
Computer software maintenance & licenses	240	190
Other operating expenses	1,451	1,365

Total Noninterest Expenses	7,152	6,849

INCOME BEFORE INCOME TAXES	582	1,293

INCOME TAX EXPENSE	169	387

NET INCOME	$413	$906

Earnings Per Share
Basic	$0.04	$0.09

Fully Diluted	$0.04	$0.09

Average Weighted Shares of Common Stock
Basic	10,009,037	10,008,902

Fully Diluted	10,050,093	10,187,461

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$33,729	$29,978
Federal funds sold	16,586	9,582

Total Cash and Cash Equivalents	50,315	39,560

Investment securities
Available-for-sale	3,626	2,606

Loans receivable	758,364	763,570
Allowance for loan losses	(19,332)	(18,588)

Net Loans	739,032	744,982

Bank premises and equipment, net	35,351	34,958
Equity securities (restricted)	4,014	3,996
Other real estate owned	7,976	5,643
Accrued interest receivable	4,541	4,292
Life insurance investments	10,655	10,549
Goodwill and other intangibles	4,441	4,514
Deferred taxes	5,400	5,400
Other assets	2,332	1,410

Total Assets	$867,683	$857,910

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$92,505	$88,318
Interest-bearing	54,693	42,769
Savings deposits	88,567	90,467
Time deposits	534,519	539,160

Total Deposits	770,284	760,714

Federal Home Loan Bank advances	25,083	25,383
Accrued interest payable	1,651	1,617
Accrued expenses and other liabilities	2,253	2,181
Line of credit borrowing	4,900	4,900
Trust preferred securities	16,496	16,496

Total Liabilities	820,667	811,291

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 10,009,037 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	20,018	20,018
Additional paid-in-capital	21,683	21,683
Retained earnings	5,303	4,890
Accumulated other comprehensive income	12	28

Total Stockholders’ Equity	47,016	46,619

Total Liabilities and Stockholders’ Equity	$867,683	$857,910

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2008	10,008	$20,017	$21,683	$8,576	$47	$50,323
Net Income				906		906	$906

Unrealized loss on available-for-sale securities, net of $4 tax					(12)	(12)	(12)

Balance, March 31, 2009	10,008	$20,017	$21,683	$9,482	$35	$51,217	$894

Balance, December 31, 2009	10,009	$20,018	$21,683	$4,890	$28	$46,619

Net Income				413		413	$413
Unrealized loss on available-for-sale securities, net of $8 tax					(16)	(16)	(16)

Balance, March 31, 2010	10,009	$20,018	$21,683	$5,303	$12	$47,016	$397

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(IN THOUSANDS)

(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$413	$906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	686	711
Provision for loan losses	1,990	418
Income on life insurance, net	(106)	(83)
Loss on sale of foreclosed real estate	4	14
Amortization of core deposit intangible	73	44
Net change in:
Interest receivable	(249)	(94)
Other assets	(922)	182
Accrued expenses and other liabilities	106	(354)

Net Cash Provided by Operating Activities	1,995	1,744

CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in loans	1,397	(15,845)
Proceeds from sale and maturities of securities available-for-sale	69	1,034
Purchase of securities available for sale	(1,103)	—
Purchase of Federal Reserve Bank stock	(19)	(125)
Sale of Federal Home Loan Bank stock	—	122
Payments for the purchase of property	(1,079)	(530)
Proceeds from sales of other real estate owned	225	392

Net Cash Used in Investing Activities	(510)	(15,344)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayments to Federal Home Loan Bank	(300)	(300)
Net change in:
Demand and savings deposits	14,211	(4,880)
Time deposits	(4,641)	17,793

Net Cash Provided by Financing Activities	9,270	12,613

Net increase (decrease) in cash and cash equivalents	10,755	(987)
Cash and Cash Equivalents, Beginning of Period	39,560	23,912

Cash and Cash Equivalents, End of Period	50,315	$22,925

Supplemental Disclosure of Non Cash Transactions:

Other real estate acquired in settlement of foreclosed loans	$2,563	$1,330
Loans made to finance sale of foreclosed real estate	$—	$16

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

NOTE 2 ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2010, and the results of operations for the three month periods ended March 31, 2010 and 2009. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
Available for Sale
U.S. Government Agencies	$1,999	$27	$—	$2,026
Mortgage backed securities	714	4	—	718
Taxable municipals	897	—	15	882

Total Securities AFS	$3,610	$31	$15	$3,626

December 31, 2009
Available for Sale
U.S. Government Agencies	$1,999	$38	$—	$2,037
Mortgage backed securities	249	8	—	257
Taxable municipals	317	—	5	312

Total Securities AFS	$2,565	$46	$5	$2,606

At March 31, 2010 and December 31, 2009, all securities were classified as available for sale.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $4.0 million at March 31, 2010 and December 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at March 31, 2010, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	1,500	1,524	3.18%
Due after one year through five years	691	702	3.03%
Due after five years	1,419	1,400	4.64%

Total	$3,610	$3,626	3.73%

Investment securities with a carrying value of $900 thousand at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 4 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	March 31, 2010	December 31, 2009
Commercial, financial and agricultural	$120,168	$118,844
Real estate – construction	69,061	71,854
Real estate – mortgages	501,576	504,071
Installment loans to individuals	67,549	68,801

Total Loans	$758,354	$763,570

The following is a summary of information at March 31, 2010 and December 31, 2009 pertaining to nonperforming assets:

(Dollars are in thousands)	March 31, 2010	December 31, 2009
Principal:
Nonaccrual loans	$25,446	$24,713
Other real estate owned	7,976	5,643
Loans past due 90 days or more still accruing interest	5,598	3,875

Total nonperforming assets	$39,020	$34,231

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

(Dollars are in thousands)	March 31, 2010	December 31, 2009
Recorded investments in loans considered to be impaired	$37,428	$30,138
Loans considered to be impaired that were on a non-accrual basis	25,446	24,713
Recorded investment in impaired loans with related allowance	28,926	26,063
Allowance for loan losses related to loans considered to be impaired	10,704	8,836
Average recorded investment in impaired loans	33,783	22,145
Recorded investment in impaired loans with no related allowance	8,501	4,075

Troubled debts restructured at March 31, 2010 were $7.3 million as compared to none at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Three Months Ended
	March 31,	March 31,
(Dollars are in thousands)	2010	2009
Balance, Beginning of Period	$18,588	$6,904
Provision for loan losses	1,990	418
Recoveries of loans charged off	116	50
Loans charged off	(1,362)	(251)

Balance, End of Period	$19,332	$7,121

Percentage of Loans	2.55%	0.97%

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

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended March 31,
	2010	2009
Net income available to common shareholders	$413	$906
Weighted average shares outstanding	10,009,037	10,008,902
Dilutive shares for stock options	41,156	178,559

Weighted average dilutive shares outstanding	10,050,193	10,187,461

Basic earnings per share	$0.04	$0.09
Diluted earnings per share	$0.04	$0.09

NOTE 7 LINES OF CREDIT:

In June 2008, the Company obtained a three year revolving line of credit totaling $6.5 million from Silverton Bank collateralized by the common stock of the Bank. The current outstanding balance on the line is $4.9 million. Due to the failure of Silverton Bank in May 2009, the remaining $1.6 million no longer remains available for future use. Management is seeking financing to replace the line of credit in 2010. The revolving line of credit contains certain covenants related to debt coverage ratios and nonperforming assets of the Bank. At March 31, 2010, the Company remained in violation of the debt covenants regarding both debt coverage and asset quality. Failure to meet the financial covenants represents an event of default under the loan agreement which provides Silverton Bank, or the FDIC as its receiver in bankruptcy, with a number of remedies including those generally available to a lender under law or equity. The Company’s Form 10-K for the period ended December 31, 2009 contains more detail about this loan.

The Bank has been asked by one of its correspondent banks, Compass Bank, to secure its $5.0 million federal funds line of credit. Management anticipates doing this during the second quarter of 2010.

NOTE 8 FAIR VALUE:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 FAIR VALUE (CONTINUED):

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $3.6 million at March 31, 2010, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans—The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2010 was $37.4 million.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2010:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
U. S. Government Agencies	$—	$2,026	$—
Mortgage backed securities	—	718	—
Taxable municipals	—	882	—

(On a nonrecurring basis)
Other real estate owned		1,968	6,008
Impaired loans	—	37,428	—

Total	$—	$43,022	$6,008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 FAIR VALUE (CONTINUED):

Assets and liabilities measured at fair value are as follows as of December 31, 2009:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments	$—	$2,606	$—
(On a non-recurring basis)
Other real estate owned	—	1,968	3,675
Impaired loans	—	30,139	—

Total	$—	$38,388	$3,675

Transfers into Level 3 during the quarter ended March 31, 2010 were related to management adjustments to third party appraisals. Management estimated the fair value of these loans to be further impaired and thereby below the appraised value, resulting in no observable market price. For the three months ended March 31, 2010, the changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

Three Months Ended March 31, 2010 Impaired Loans
Balance, January 1, 2010	$3,675
Included in earnings	—
Transfers into (out of) Level 3	2,333
Principal reductions	—

Balance, March 31, 2010	$6,008

There were no transfers from Level 3 to Level 2. The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

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

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of March 2010 and December 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 FAIR VALUE (CONTINUED):

	March 31, 2010		December 31, 2009
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Assets
Cash and due from bank	$33,729	$33,729	$29,978	$29,978
Federal funds sold	16,586	16,586	9,582	9,582
Investment securities	3,626	3,626	2,606	2,606
Equity securities (restricted)	4,014	4,014	3,996	3,996
Loans	765,078	758,364	770,087	763,570
Accrued interest receivable	4,541	4,541	4,292	4,292
Life insurance investments	10,655	10,655	10,549	10,549

Financial Liabilities
Demand Deposits
Non-interest bearing	92,505	92,505	88,318	88,318
Interest-bearing	54,693	54,693	42,769	42,769
Savings deposits	88,567	88,567	90,467	90,467
Time deposits	536,940	534,519	541,793	539,160
FHLB advances	24,303	25,083	24,612	25,383
Accrued interest payable	1,651	1,651	1,617	1,617
Line of credit borrowing	4,900	4,900	4,900	4,900
Trust preferred securities	16,496	16,496	16,496	16,496

NOTE 9 RECENT ACCOUNTING DEVELOPMENTS:

The following is a summary of recent authoritative announcements.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 10 SUBSEQUENT EVENT:

On April 29, 2010, the Bank partially charged off $3.5 million on a $6.9 million credit located in Pigeon Forge, TN. The impairment was already reserved and had no immediate impact on earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this quarterly report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, business strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements contain the Company’s expectations, plans, future financial performance, and other statements that are not historical facts. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Overview

The Company had net income for the quarter ended March 31, 2010 of $413 thousand as compared to net income of $906 thousand for the period ended March 31, 2009. Basic net income per share was $0.04 for the quarter ended March 31, 2010 as compared to basic net income of $0.09 for the quarter ended March 31, 2009.

In the first quarter of 2010, we experienced an increase in our net interest margin to 4.22%, as compared to 3.99% for the same period in 2009. However, we reported a decrease in net income from $906 thousand in 2009 to $413 thousand in 2010 as a result of a $1.6 million increase in provision for loan losses and significant increases in FDIC premiums for the quarter. The increase in the provision is due to an increase in individual impaired loans recognized in the first quarter of 2010 and their respective estimated loss exposure. Approximately $3.5 million of the increase are loans made to an individual and related entities primarily for agricultural purposes with a $1.0 million estimated exposure. In addition, $2.1 million to another borrower and related entity in the automotive industry was considered impaired with an estimated $337 thousand exposure. The third increase to the impaired loan total was to another borrower in a construction related business totaling $1.7 million with an estimated $475 thousand exposure. The allowance for loan loss has been increased to a level that management deems appropriate to absorb any potential future losses and known impairment within the loan portfolio whether or not the losses are actually ever realized. At March 31, 2010, the allowance for loan losses was $19.3 million (2.55% of total loans) as compared to $18.6 million (2.43% of total loans) at December 31, 2009.

At March 31 2010, the Company’s total assets increased $9.8 million, or 1.14%, to $867.7 million from $857.9 million at December 31, 2009. Total loans decreased to $758.4 million at March 31, 2010 from $763.6 million at year end 2009. We are intentionally reducing our higher risk loans; and as a result, total loans are decreasing. We foresee this continuing throughout 2010. Total deposits increased $9.6 million from $760.7 million at December 31, 2010 to $770.3 million at March 31, 2010.

We are continuing to experience a deterioration in asset quality. However, we are identifying potential problems early in efforts to minimize losses. As we identify potential losses, we are making conservative, yet realistic, provisions to the allowance for loan losses. The ratio of nonperforming assets to total assets is 4.50% at March 31, 2010 in comparison to 3.99% at December 31, 2009. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $39.0 million at March 31, 2010 and $34.2 million at December 31, 2009. The majority of these assets are real estate development projects. We are working aggressively to reduce these totals primarily by working with the customer for additional collateral, restructuring the debt, but we also may have to foreclose, repossess collateral and other prudent measures. However, it is uncertain how long this will take. In the first quarter, net charge offs were $1.3 million as compared to $201 thousand in the first quarter of 2009. The majority of the charge offs in 2010 is related to a foreclosure of a real estate development property in the Coastal Carolina region. Subsequent to the first quarter, we partially charged off $3.5 million of a $7.0 million real estate development property in Pigeon Forge, Tennessee. Foreclosure proceedings were delayed upon the borrower’s bankruptcy filing in April 2010. Foreclosure plans will continue. Both of these charge-offs were identified as impaired loans with a proper reserve in the allowance for loan losses at December 31, 2009.

We have made several changes to improve asset quality. A newly revamped loan policy and procedures has been approved in the second quarter of 2010 with more conservative underwriting criteria. Lending personnel will be trained on the new policy and procedures which are to be fully implemented June 1, 2010. We have improved our detection and monitoring processes of problem loans. A Special Assets division headed by our former Chief Credit Officer has been established with primary focus upon delinquent loans greater than 60 days past due, other real estate owned, repossessed collateral and impaired credits. An action plan is required for each credit and reported monthly to the Watch List Committee. A determination is made if the loan will be in nonaccrual status or not, and if the loan is impaired and requiring a specific allowance for a deficiency. The risk grade is evaluated and changed accordingly. Each loan officer is responsible for delinquencies with assistance from the Special Assets division. The Board of Directors monitors the actions on impaired loans on a monthly basis. We have engaged a third party loan review company, Credit Risk Management, who performed a loan review in the first quarter and is scheduled for additional reviews each quarter in 2010. We are improving our loan portfolio concentrations management relative to industries, borrowers, and types of credits. Each of these steps along with management changes will improve asset quality issues, particularly related to new loans and the resolution of problem loans.

We are currently evaluating and planning for the Company’s needs and opportunities. As part of this planning initiative, we are in the process of developing our strategic plan for the next three years. We are also determining the needs of the organization regarding management, board members and succession planning. With recent changes in management and transition from a high growth company to a maturing organization, we have hired a consultant to independently assess our Board of Directors and Senior Management team. We have recently conducted a loan portfolio stress test to determine capital levels needed and potential losses over the next three years. In evaluating potential capital needs for anticipated growth and potential inherent loan loss risks, it is possible, that a stock offering may be completed to meet the capital needs of the Company.

The Bank remains well capitalized for regulatory purposes. The following ratios existed at March 31, 2010: Tier 1 leverage ratio of 7.10%, Tier 1 risk based capital ratio of 9.42%, and Total risk based capital ratio of 10.69%. The ratios were as follows at December 31, 2009: Tier 1 leverage ratio of 7.07%, Tier 1 risk based capital ratio of 9.32%, and Total risk based capital ratio of 10.59%. The increase in the ratios was caused by the retained earnings and slower asset growth during the first quarter of 2010. We anticipate limited asset growth in the future and capital growth through retained earnings during the remainder of 2010.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. The most critical accounting policy relates to our provision for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to further deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the section on “Provision for Loan Losses” below. For discussion of our significant accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2009.

Balance Sheet Changes

At March 31, 2010, total assets were $867.7 million, an increase of $9.8 million, or 1.14%, over December 31, 2009. Total deposits grew $9.6 million, or 1.26%, for the first three months of 2010 to $770.3 million from $760.7 million at December 31, 2009. Total loans decreased $5.2 million, or 0.68%, to $758.4 million at March 31, 2010 from $763.6 million at December 31, 2009.

We continue to experience an increase in core deposits as interest bearing and noninterest bearing demand deposits grew. Interest bearing demand deposits increased 27.88%, or $11.9 million, from $42.8 million at December 31, 2009 to $54.7 million at March 31, 2010. We have been focusing on increasing core deposits and are seeing success in our efforts.

We have experienced a slight decrease in time deposits and savings deposits primarily as a result of lowered deposit rates. We are strategically shifting our source of funds for loan growth from higher cost noncore deposits. It is possible that we will continue to see a slight decrease in each of these categories through 2010.

Total loans decreased $5.2 million, or 0.68%, to $758.4 million at March 31, 2010 from $763.6 million at December 31, 2009. The decrease is partially due to a $3.4 million loan placed in other real estate owned and a portion of it charged off against the allowance for loan loss. In addition, although we continue to serve the credit needs of our area, we are also conservatively underwriting each credit to prevent future losses if the economy would decline further. As a result, we are experiencing some loan volume decrease and expect this to continue especially as we work out problem credits.

As a result of the decrease in the loan portfolio and an increase in deposits, our asset based liquidity is showing improvement.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

Net interest income increased $963 thousand, or 13.04%, to $8.3 million for the first quarter of 2010 from $7.4 million for the same period in 2009. We have continued to lower our cost of funds in 2010 due to both an increase in core demand deposits and decreased interest rates on time deposits. We have experienced an increase in net interest income as a result. Our net interest margin increased to 4.22% in the first quarter of 2010 as compared to 3.99% for the same period in 2009. If interest rates remain low, our cost of funds should continue to decrease. The increase of nonaccrual loans, however, negatively affects the net interest margin as these loans are nonearning assets. If non-accruing loans increase, it may reduce our net interest margin. At March 31, 2010, we had an improvement in our negative cumulative gap rate sensitivity ratio of 46.90% for the one year re-pricing period compared to the negative cumulative gap of 50.00% at December 31, 2009. We are strategically shifting our repricing gap position to take advantage of rising interest rates whenever this begins to occur. The negative cumulative gap generally indicates that earnings would improve in a declining interest rate environment as liabilities (deposits) re-price more quickly than assets (loans). Conversely, earnings would probably decrease in periods when interest rates are increasing. We believe as our liabilities continue to reprice more quickly than our assets in the near future, our cost of funds will decrease more quickly than our yield on earning assets. With the positive shift in our gap position, we are moving in the right direction to improve net interest income in an increasing interest rate environment.

Noninterest Income

Noninterest income increased $200 thousand, or 17.01%, to $1.4 million in the first quarter of 2010 from $1.2 million in 2009. The increase is the result of increased deposit volume and increased ATM and debit card interchange fees. Noninterest income as a percentage of average assets (annualized) was 0.63% and 0.58% for the quarter ended March 31, 2010 and 2009, respectively.

Noninterest Expense

Noninterest expense totaled $7.1 million for the first quarter of 2010 as compared to $6.8 million for the first quarter of 2009. The primary contributor to the increase in noninterest expenses for the quarter is the increase in FDIC premiums. During the first quarter of 2010, the FDIC accrued insurance premium totaled $750 thousand as compared to $197 thousand for the same period in 2009. The FDIC expense is attributed to the FDIC’s Temporary Liquidity Guarantee Program (TLGP), increased volume in deposit balances, and increased FDIC rates charged on deposits.

Salaries and benefits decreased in the quarter-to-quarter comparison. In the first quarter of 2010, $400 thousand was reversed from expense as the accrued salary continuation agreement with the former President and CEO was terminated. Otherwise, salaries and benefits would have been approximately the same.

Our efficiency ratio, which is defined as noninterest expense less intangible expenses divided by the sum of net interest income plus noninterest income, improved to 73.07% for the first quarter of 2010 as compared to 79.49% for the same period in 2009. As we halt future branch expansion, we anticipate noninterest expenses to remain steady with potential improvement as FDIC premiums go down at some time in the future.

Noninterest expense as a percentage of average assets at March 31, 2010 was 3.29% as compared to 3.35% for the first quarter of 2009.

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

Certain risks exist in the Bank’s loan portfolio. Since the Bank began in 1998, we have experienced significant loan growth each year. Although we employ experienced lenders who are familiar with their customer base, some of the loans are too new to have exhibited signs of weakness. Recent expansions into new markets increased potential credit risk. In addition, a majority of the loans are collateralized by real estate. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy have impacted the quality of our loan portfolio, particularly certain participation loans secured by real estate in Coastal Carolina and Tennessee. Local real estate market values have remained stable, while national real estate markets have experienced a downturn. However, real estate sales activity has slowed somewhat in our market. Recent real estate appraisals and appraisers have indicated our real estate market has remained stable in terms of values.

Construction and development loans have been impacted the most as new housing sales have declined. The most adversely affected area of our loan portfolio is outside of our local market area. Most of these loans are located in the Coastal Carolina area and were obtained by purchasing participations. During the first quarter of 2010, we foreclosed on a $3.4 million loan in the Coastal Carolina area and charged off $1.1 million. The total of these credits at March 31, 2010 was $9.1 million as compared to $12.7 million at December 31, 2009 of which $2.8 million were impaired at March 31, 2010 with no estimated exposure amount. This market area has posed some higher risk, but decreased collateral values still provide adequate coverage on the remaining Coastal Carolina credits. Total loans originated in the northeastern Tennessee market were $61.1 million at March 31, 2010 and $61.8 million at December 31, 2009. Of these loans, $15.5 million were impaired at March 31, 2010 with an estimated exposure of $6.2 million. A loan totaling approximately $7.0 million in northeastern Tennessee included in the $15.5 million mentioned above has been partially charged off by $3.5 million subsequent to the end of the first quarter 2010.

Our market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn. Legislation that results in stricter clean air regulations could have an adverse effect upon certain segments of our market. While we do not foresee stricter clean air legislation happening in the near future, the economic recession has warranted a more conservative assessment of the potential risks that our agricultural and coal related credits present. Unemployment levels remain high, nearly 10% within our market, and we have experienced an increase in delinquencies. We have reviewed and will continue to review the loan portfolio for potential future problem loans. As a result, we have downgraded several loan relationships in light of the economic recession and increased delinquencies. Loans that appear to reflect higher levels of risk, such as past due loans, larger loans in weakened industries, concentrations, etc., are individually reviewed for impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is made for the amount of the potential loss. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans increased to $37.4 million with a valuation allowance of $10.7 million as compared to $30.1 million with a valuation allowance of $8.8 million at December 31, 2009. We consider our significant loan growth, construction and development loans, out of market loans, potential adverse legislation, and an increase in unemployment and delinquencies to be the primary higher risk characteristics of the loan portfolio, and accordingly, we have made an aggressive provision to the allowance for loan loss.

Of the $37.4 million, or 4.94% of total loans, recorded as impaired loans at March 31, 2010, $31.0 million were nonperforming loans, which included 100 non-accrual loans totaling $25.4 million as compared to 80 non-accrual loans totaling $24.74 million at December 31, 2009. Loans past due 90 days or more totaled $5.6 million at March 31, 2010 as compared to $3.9 million at December 31, 2009. At March 31, 2010, these nonperforming loans as a percentage of total loans were 4.09% as compared to $28.6 million, or 3.74% of total loans, at December 31, 2009. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. We have identified $7.3 million as troubled debt restructurings as defined by Generally Accepted Accounting Principles, “Troubled Debt Restructurings by Creditors.” There are no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

Liquidity

At March 31, 2010 and December 31, 2009, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $50.3 million and $39.6 million, respectively. At March 31, 2010, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $2.7 million, which is net of those securities pledged as collateral for public funds. We are currently developing an investment portfolio from excess liquid funds and to provide future liquidity needs. The investment portfolio will be kept fairly short in duration.

Our loan to deposit ratio was 98.45% at March 31, 2010 and 100.38% at year end 2009. We anticipate this ratio to decrease as we continue to grow deposits in our branch network and decrease our loan portfolio throughout 2010.

We do not foresee having to utilize our lines of credit for liquidity needs in the near future. In the event we need additional funds, we have federal funds available for overnight borrowing under established lines of credit totaling $27.4 million. We have recently been requested by one of our correspondent banks, Compass Bank, to secure our $5.0 million federal funds line of credit. We expect to do this in the second quarter of 2010 by purchasing a short term certificate of deposit with Compass Bank. We also have a line of credit through the Federal Home Loan Bank of Atlanta collateralized with 1 to 4 residential real estate loans. This line has $69.7 million in available funds at March 31, 2010. In addition, we are members of the CDARs network which allows us to bid on deposits and obtain additional funds. The Bank obtained approval to borrow funds from the Federal Reserve Bank discount window during the quarter ended September 30, 2009. We may collateralize this line with investment securities and loans at our discretion. We currently do not have collateral pledged, but we may physically deliver collateral to the Federal Reserve and obtain funding. We do not, however, anticipate using this funding source.

Management continues to pursue refinancing of the Silverton Bridge Bank line of credit referred to in Note 7 above and also addressed in more detail in our Form 10-K for the periods ended December 31, 2009. Currently that line is in technical default due to noncompliance with debt covenants. Payment in full could be required, and although we have been asked to refinance this loan, the holder has not demanded payment at this time. We are paying interest payments quarterly and are not delinquent in our payments. If the note was called for the technical default, there may not be sufficient funds at the parent company to repay the debt. This event would severely impact our liquidity. The collateral that secures the $4.9 million line of credit is the common stock of the Bank. If the note were called and sufficient funds could not be obtained, the lender could exercise its rights as a secured creditor with respect to the Bank stock. In the current banking environment, it is very difficult to obtain holding company lines of credit, but management is pursuing this. An equity offering may be required to repay this line of credit.

Recently the FDIC extended its Temporary Liquidity Guarantee Program through December 31, 2010. We have chosen to not opt out of the program; therefore, all noninterest bearing deposit accounts and IOLTA deposit accounts will continue to be insured by the FDIC for an unlimited amount.

Our main source of liquidity is expected to be provided by the future growth that management expects in core deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade areas and decreased loan volume. With the lines of credit available and the anticipated deposit growth, we believe we have adequate liquidity to meet our requirements and needs for the foreseeable future.

Capital Resources

Total capital at the end of the first quarter of 2010 was $47.0 million as compared to $46.6 million at the end of December 31, 2009. Regulatory capital ratios remain in excess of defined regulatory requirements for a well capitalized institution. However, as stated earlier, we are exploring options to increase capital which may include a stock offering.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. The Company’s strategic plan is to grow at a much slower pace than in the earlier years of operation. To accommodate this growth and have sufficient capital, earnings will need to be retained.

Off Balance Sheet Items

There have been no material changes during the quarter ended March 31, 2010 to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Contractual Obligations

There were no material changes during the quarter ended March 31, 2010 to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks faced by the Company during the quarter ended March 31, 2010. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our “CEO”) and our Executive Vice President and Chief Financial Officer (our “CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were operating effectively in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Part II Other Information

Item 1.	Legal Proceedings

In the course of our operations, we may become a party to legal proceedings. We became aware of a lawsuit against the Bank in April 2010. This case involves a claim against the Bank by a joint venture between bank customers, some of whom are former members of senior management, and three investors. The allegation is that the joint venture, VFI, should have priority over the Bank’s deed of trust in order for VFI’s unrecorded and unrecordable ground lease to be enforceable for its full ten year term. We believe VFI’s position is not supported by law or the facts presented.

Item 1A.	Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:

No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer
Date:	May 10, 2010

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer
Date:	May 10, 2010