Form 10-Q
period 2010-06-30
NEW PEOPLES BANKSHARES INC
filed 2010-08-09
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

10,009,067 shares of common stock, par value $2.00 per share, outstanding as of July 23, 2010.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2010	2009
INTEREST AND DIVIDEND INCOME
Loans including fees	$24,478	$25,019
Federal funds sold	21	16
Investments	100	85

Total Interest and Dividend Income	24,599	25,120

INTEREST EXPENSE
Deposits
Demand	150	116
Savings	393	580
Time deposits	6,129	8,151
FHLB Advances	524	529
Line of credit borrowing	122	125
Trust Preferred Securities	219	298

Total Interest Expense	7,537	9,799

NET INTEREST INCOME	17,062	15,321
PROVISION FOR LOAN LOSSES	3,940	968

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,122	14,353

NONINTEREST INCOME
Service charges	1,313	1,218
Fees, commissions and other income	1,268	1,125
Life insurance investment income	209	217

Total Noninterest Income	2,790	2,560

NONINTEREST EXPENSES
Salaries and employee benefits	7,520	7,911
Occupancy expense	2,057	2,066
Other real estate	305	280
FDIC insurance premiums	1,500	911
Computer software maintenance & licenses	470	376
Other operating expenses	3,170	3,311

Total Noninterest Expenses	15,022	14,855

INCOME BEFORE INCOME TAXES	890	2,058

INCOME TAX EXPENSE	235	603

NET INCOME	$655	$1,455

Earnings Per Share
Basic	$0.07	$0.15

Fully Diluted	$0.07	$0.14

Average Weighted Shares of Common Stock
Basic	10,009,039	10,008,913

Fully Diluted	10,009,039	10,179,364

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2010	2009
INTEREST AND DIVIDEND INCOME
Loans including fees	$12,286	$12,679
Federal funds sold	11	11
Investments	56	25

Total Interest and Dividend Income	12,353	12,715

INTEREST EXPENSE
Deposits
Demand	77	56
Savings	193	269
Time deposits	2,929	3,975
FHLB Advances	263	268
Line of credit borrowing	60	62
Trust Preferred Securities	112	145

Total Interest Expense	3,634	4,775

NET INTEREST INCOME	8,719	7,940
PROVISION FOR LOAN LOSSES	1,950	550

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,769	7,390

NONINTEREST INCOME
Service charges	703	669
Fees, commissions and other income	607	597
Life insurance investment income	103	116

Total Noninterest Income	1,413	1,382

NONINTEREST EXPENSES
Salaries and employee benefits	4,019	3,955
Occupancy expense	990	1,034
Other real estate	154	171
FDIC insurance premiums	750	713
Computer software maintenance & licenses	230	185
Other operating expenses	1,731	1,948

Total Noninterest Expenses	7,874	8,006

INCOME BEFORE INCOME TAXES	308	766

INCOME TAX EXPENSE	66	215

NET INCOME	$242	$551

Earnings Per Share
Basic	$0.02	$0.05

Fully Diluted	$0.02	$0.05

Average Weighted Shares of Common Stock
Basic	10,009,042	10,008,924

Fully Diluted	10,009,042	10,195,228

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$29,751	$29,978
Federal funds sold	23,360	9,582

Total Cash and Cash Equivalents	56,111	39,560

Investment securities
Available-for-sale	3,651	2,606

Loans receivable	740,130	763,570
Allowance for loan losses	(16,427)	(18,588)

Net Loans	723,703	744,982

Bank premises and equipment, net	34,845	34,958
Equity securities (restricted)	3,995	3,996
Other real estate owned	9,909	5,643
Accrued interest receivable	4,363	4,292
Life insurance investments	10,758	10,549
Goodwill and other intangibles	4,404	4,514
Deferred tax asset	4,665	5,400
Other assets	3,221	1,410

Total Assets	$859,625	$857,910

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$93,999	$88,318
Interest-bearing	60,632	42,769
Savings deposits	89,739	90,467
Time deposits	517,724	539,160

Total Deposits	762,094	760,714

Federal Home Loan Bank advances	24,783	25,383
Accrued interest payable	1,580	1,617
Accrued expenses and other liabilities	2,495	2,181
Line of credit borrowing	4,900	4,900
Trust preferred securities	16,496	16,496

Total Liabilities	812,347	811,291

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 10,009,067 and 10,009,037 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	20,018	20,018
Additional paid-in-capital	21,683	21,683
Retained earnings	5,545	4,890
Accumulated other comprehensive income	32	28

Total Stockholders’ Equity	47,278	46,619

Total Liabilities and Stockholders’ Equity	$859,625	$857,910

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Total Shareholders’ Equity	Compre- hensive Income (Loss)

Balance, December 31, 2008	10,008	$20,017	$21,683	$8,576	$47	$50,323

Net Income				1,455		1,455	$1,456
Unrealized loss on available-for-sale securities, net of tax of $6					(12)	(12)	(12)
Stock Options Exercised	1	1				1

Balance, June 30, 2009	10,009	$20,018	$21,683	$10,031	$35	$51,767	$1,444

Balance, December 31, 2009	10,009	$20,018	$21,683	$4,890	$28	$46,619

Net Income				655		655	$655

Unrealized gain on available-for-sale securities, net of tax of $2					4	4	4

Balance, June 30, 2010	10,009	$20,018	$21,683	$5,545	$32	$47,278	$659

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(IN THOUSANDS)

(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$655	$1,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,383	1,411
Provision for loan losses	3,940	968
Income on life insurance, net	(209)	(178)
Loss on sale of foreclosed real estate	36	55
Amortization of core deposit intangible	109	83
Deferred tax expense	735	—
Net change in:
Interest receivable	(71)	(59)
Other assets	(1,811)	(161)
Accrued expenses and other liabilities	277	773

Net Cash Provided by Operating Activities	5,044	4,347

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in loans	11,478	(28,333)
Proceeds from sale and maturities of securities available-for-sale	613	1,576
Purchase of securities available for sale	(1,654)	(816)
Purchase of Federal Home Loan Bank stock	1	(106)
Payments for the purchase of property	(1,269)	(2,617)
Proceeds from sale of other real estate owned	1,559	372

Net Cash Provided By (Used in) Investing Activities	10,728	(29,924)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock options exercised	—	1
Repayments to Federal Home Loan Bank	(600)	(599)
Net change in:
Demand and savings deposits	22,816	(15,441)
Time deposits	(21,436)	46,148

Net Cash Provided by (Used in) Financing Activities	780	30,109

Net increase in cash and cash equivalents	16,552	4,532

Cash and Cash Equivalents, Beginning of Period	39,560	23,912

Cash and Cash Equivalents, End of Period	$56,112	$28,444

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$5,897	$2,989
Loans made to finance sale of foreclosed real estate	$175	$—

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (the “Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia and commenced operations on October 28, 1998. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. In addition, as a member of the Federal Reserve System, the Bank and the Company are also subject to regulation by the Board of Governors of the Federal Reserve System. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. In 2004 and 2006, the Company established NPB Capital Trust I and 2 respectively for the purpose of issuing trust preferred securities.

NOTE 2 ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2010, and the results of operations for the three month and six month periods ended June 30, 2010 and 2009. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three month and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Available for Sale
U.S. Government Agencies	$1,800	$17	$—	$1,817
Mortgage backed securities	909	16	—	925
Taxable municipals	896	13	—	909

Total Securities AFS	$3,605	$46	$—	$3,651

December 31, 2009
Available for Sale
U.S. Government Agencies	$1,999	$38	$—	$2,037
Mortgage backed securities	249	8	—	257
Taxable municipals	317	—	5	312

Total Securities AFS	$2,565	$46	$5	$2,606

At June 30, 2010 and December 31, 2009, all securities were classified as available for sale.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $4.0 million at June 30, 2010 and December 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at June 30, 2010, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available for Sale
Due in one year or less	1,500	1,517	3.18%
Due after one year through five years	697	707	2.23%
Due after five years	1,408	1,427	4.65%

Total	$3,605	$3,651	3.56%

Investment securities with a carrying value of $900 thousand at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 4 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	June 30, 2010	December 31, 2009
Commercial, financial and agricultural	$114,271	$118,844
Real estate – construction	62,876	71,854
Real estate – mortgages	498,005	504,071
Installment loans to individuals	64,978	68,801

Total Loans	$740,130	$763,570

The following is a summary of information at June 30, 2010 and December 31, 2009 pertaining to nonperforming assets:

(Dollars are in thousands)	June 30, 2010	December 31, 2009
Principal:
Nonaccrual loans	$25,717	$24,713
Other real estate owned	9,909	5,643
Loans past due 90 days or more still accruing interest	6,538	3,875

Total nonperforming assets	$42,164	$34,231

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

(Dollars are in thousands)	June 30, 2010	December 31, 2009
Recorded investments in loans considered to be impaired	$58,128	$30,138
Loans considered to be impaired that were on a non-accrual basis	25,717	24,713
Recorded investment in impaired loans with related allowance	30,414	26,063
Allowance for loan losses related to loans considered to be impaired	7,558	8,836
Average recorded investment in impaired loans	44,133	22,145
Recorded investment in impaired loans with no related allowance	27,714	4,075

Troubled debts restructured at June 30, 2010 were $13.6 million as compared to none at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Six Months Ended
(Dollars are in thousands)	June 30, 2010	June 30 2009
Balance, Beginning of Period	$18,588	$6,904
Provision for loan losses	3,940	968
Recoveries of loans charged off	66	76
Loans charged off	(6,167)	(578)

Balance, End of Period	$16,427	$7,370

Percentage of Loans	2.22%	0.99%

NOTE 6 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury method. At June 30, 2010, exercises of outstanding options were anti-dilutive. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income available to common shareholders	$242	$551	$655	$1,455
Weighted average shares outstanding	10,009,042	10,008,924	10,009,039	10,008,913
Dilutive shares for stock options	—	186,304	—	170,451

Weighted average dilutive shares outstanding	10,009,042	10,195,228	10,009,039	10,179,364

Basic earnings per share	$0.02	$0.05	$0.07	$0.15
Diluted earnings per share	$0.02	$0.05	$0.07	$0.14

NOTE 7 LINES OF CREDIT:

In June 2008, the Company obtained a three year revolving line of credit totaling $6.5 million from Silverton Bank collateralized by the common stock of the Bank. The current outstanding balance on the line is $4.9 million. Due to the failure of Silverton Bank in May 2009, the remaining $1.6 million no longer remains available for future use. Management is seeking financing to replace the line of credit in 2010. The revolving line of credit contains certain covenants related to debt coverage ratios and nonperforming assets of the Bank. At June 30, 2010, the Company remained in violation of the debt covenants regarding both debt coverage and asset quality. Failure to meet the financial covenants represents an event of default under the loan agreement which provides Silverton Bank, or the FDIC as its receiver in bankruptcy, with a number of remedies including those generally available to a lender under law or equity. The Company’s Form 10-K for the period ended December 31, 2009 contains more detail about this loan.

The Bank has been asked by two of its correspondent banks, Compass Bank to secure its $5.0 million federal funds line of credit and Center State Bank to secure its $4.0 million federal funds lines of credit. Management will be securing the Compass Bank line but will not be securing the Center State Bank line of credit: thus, reducing external funding sources by $4.0 million.

During the third quarter, the Bank was informed by the Federal Home Loan Bank of Atlanta that its rating was downgraded to a 9. This means that the Bank must pledge 110% of outstanding borrowings, and the Federal Home Loan Bank will conduct an on-site collateral review. The current available credit decreased from $72.8 million to $69.6 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 FAIR VALUE (CONTINUED):

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair Value Measurements and Disclosures also establish fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $3.7 million at June 30, 2010, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans—The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2010 was $58.1 million.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2010:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
U. S. Government Agencies	$—	$1,817	$—
Mortgage backed securities	—	925	—
Taxable municipals	—	909	—

(On a nonrecurring basis)
Other real estate owned		1,968	7,941
Impaired construction and development loans	—	18,775	—
Impaired commercial real estate loans	—	28,231	—
Other impaired loans	—	11,121	—

Total	$—	$63,747	$7,941

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 FAIR VALUE (CONTINUED):

Assets and liabilities measured at fair value are as follows as of December 31, 2009:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments	$—	$2,606	$—
(On a non-recurring basis)
Other real estate owned	—	1,968	3,675
Impaired construction and development loans	—	18,821	—
Impaired commercial real estate loans	—	6,414	—
Other impaired loans	—	4,904	—

Total	$—	$38,388	$3,675

Transfers into Level 3 during the six months ended June 30, 2010 were related to management adjustments to third party appraisals. Management estimated the fair value of these other real estate owned properties to be further impaired and thereby below the appraised value, resulting in no observable market price. For the six months ended June 30, 2010, the changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

Six Months Ended
June 30, 2010
Impaired Loans

Balance, January 1, 2010	$3,675
Included in earnings	36
Transfers into (out of) Level 3	4,230
Principle reductions	—

Balance, June 30, 2010	$7,941

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

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of June 2010 and December 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 FAIR VALUE (CONTINUED):

	June 30, 2010		December 31, 2009
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

Financial Assets
Cash and due from bank	$29,751	$29,751	$29,978	$29,978
Federal funds sold	23,360	23,360	9,582	9,582
Investment securities	3,651	3,651	2,606	2,606
Equity securities (restricted)	3,995	3,995	3,996	3,996
Loans	746,280	740,130	770,087	763,570
Accrued interest receivable	4,363	4,363	4,292	4,292
Life insurance investments	10,758	10,758	10,549	10,549

Financial Liabilities
Demand Deposits
Non-interest bearing	93,999	93,999	88,318	88,318
Interest-bearing	60,632	60,632	42,769	42,769
Savings deposits	89,739	89,739	90,467	90,467
Time deposits	519,660	517,724	541,793	539,160
FHLB advances	24,051	24,783	24,612	25,383
Accrued interest payable	1,580	1,580	1,617	1,617
Line of credit borrowing	4,900	4,900	4,900	4,900
Trust preferred securities	16,496	16,496	16,496	16,496

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

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements

In July 2010, Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses). This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 10 SUBSEQUENT EVENT – FORMAL WRITTEN AGREEMENT:

Effective July 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) called (the “Written Agreement”).

Under the terms of the Written Agreement, the Bank has agreed to develop and submit for approval within specified time periods written plans to: (a) strengthen board oversight of management and the Bank’s operation; (b) if appropriate after review, to strengthen the Bank’s management and board governance; (c) strengthen credit risk management policies; (d) enhance lending and credit administration; (e) enhance the Bank’s management of commercial real estate concentrations; (f) conduct ongoing review and grading of the Bank’s loan portfolio; (g) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $1 million which are now are or in the future become past due more than 90 days, which are on the Bank’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 SUBSEQUENT EVENT – FORMAL WRITTEN AGREEMENT (CONTINUED):

problem loan list, or which are adversely classified in any report of examination of the Bank; (h) review and revise, as appropriate, current policy and maintain sound processes for maintaining an adequate allowance for loan and lease losses; (i) enhance management of the Bank’s liquidity position and funds management practices; (j) revise its contingency funding plan; (k) revise its strategic plan; and (l) enhance the Bank’s anti-money laundering and related activities.

In addition, the Bank has agreed that it will: (a) not extend, renew, or restructure any credit that has been criticized by the Reserve Bank or the Bureau absent prior board of directors approval in accordance with the restrictions in the Written Agreement; (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the Reserve Bank.

Under the terms of the Written Agreement, both the Company and the Bank have agreed to submit capital plans to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company has agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principle, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

Under the terms of the Written Agreement, the Company and the Bank have appointed a committee to monitor compliance with the Written Agreement. The directors of the Company and the Bank have recognized and unanimously agree with the common goal of financial soundness represented by the Written Agreement and have confirmed the intent of the directors and executive management to diligently seek to comply with all requirements of the Written Agreement.

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

Overview

At June 30, 2010, the Company had total assets of $859.6 million as compared to $857.9 million at December 31, 2009. Total loans have decreased to $740.1 million at June 30, 2010 from $763.6 million at year end 2009. Total deposits increased $1.4 million, or 0.18%, to $762.1 million at June 30, 2010 from $760.7 million at December 31, 2009.

The Company had a net interest margin of 4.45% for the second quarter of 2010 as compared to 4.16% for the same period in 2009. Despite the increased net interest margin, increased provisions for loan losses resulted in lower earnings for the second quarter 2010 and year-to-date through June 30, 2010. The Company had net income for the quarter ended June 30, 2010 of $242 thousand, as compared to $551 thousand for the same period ended June 30, 2009. Net income for the six months ended June 30, 2010 was $655 thousand as compared to $1.5 million for the same period in 2009. Basic net income per share was $0.02 for the quarter ended June 30, 2010 as compared to $0.05 for the quarter ended June 30, 2009. Basic net income per share was $0.07 for the six months ended June 30, 2010 as compared to $0.15 for the same period in 2009. The provisions for loan losses increased $1.4 million on a quarterly comparison and $3.0 million for the first six months of 2010 in relation to 2009. These increased provisions are the result of the lengthy and deep national recession that has impacted our region and customers. Additional provisions may be required in the future.

During the second quarter of 2010, we have further evaluated our loan portfolio and, as a result, increased our allowance for loan losses. We have contracted a third party loan review to complement our internal review process. Two external loan reviews have been completed in the first half of 2010 with two more scheduled in the second half of 2010. As a result of our external and internal reviews, we have identified $58.1 million in impaired loans, or 7.85% of total loans, with an estimated exposure of $7.6 million as compared to $30.1 million in impaired loans, or 3.94% of total loans, with an $8.8 million estimated exposure at December 31, 2009. Included in the impaired loan totals are nonaccrual loans and past due loans greater than 90 days still accruing interest. Nonaccrual loans increased slightly to $25.7 million at June 30, 2010 from $24.7 million at December 31, 2009. Past due loans greater than 90 days still accruing interest increased to $6.5 million at the end of the second quarter 2010 from $3.9 million at December 31, 2009.

We are working aggressively to either improve or remove these assets from the loan portfolio through restructuring credits to improve performance, foreclosures, and charge-offs; however, it is uncertain how long this process will take. As a result we are experiencing increases in troubled debts restructured, other real estate owned and charge-offs. Troubled debts restructured increased to $13.6 million at June 30, 2010 from none at December 31, 2009 as we work with our customers to help them repay their debt by restructuring the loan through lower interest rates, deferred interest, and other appropriate measures. Other real estate owned properties increased to $9.9 million at June 30, 2010 from $5.6 million at year end 2009 which is the result of large foreclosed real estate development projects and deeds obtained in lieu of foreclosure on a farm and a developed real estate project. Net charge-offs have increased to $6.1 million at June 30, 2010 as compared to $502 thousand at June 30, 2009. Net charge-offs as a percentage of average total loans were 0.81% for the first six months of 2010. Of the $6.1 million net charge offs, the majority of it involved three loans in which we charged-off $3.5 million on a $7.0 million construction project in Pigeon Forge, Tennessee, $1.1 million on a $3.4 million real estate development project in the Coastal Carolinas region, and $380 thousand on a $1.6 million real estate development project in northeastern Tennessee. Other charge-offs have occurred through various sectors of the loan portfolio.

Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $42.2 million at June 30, 2010 and $34.2 million at December 31, 2009. The ratio of nonperforming assets to total assets is 4.90% at June 30, 2010 in comparison to 3.99% at December 31, 2009. The allowance for loan losses as a percentage of total loans was 2.22% at June 30, 2010 and 2.43% at December 31, 2009. The allowance for loan losses is deemed adequate, but additional provisions may be made as needed.

We have made several changes to improve asset quality. A newly revamped loan policy and procedures has been approved in the second quarter of 2010 with more conservative underwriting criteria. Lending personnel are receiving on-going training on the new policy and procedures which were fully implemented June 1, 2010. A new underwriting tool is being used by lenders to improve the decision making process that reduces risk at the origination of a loan. We have enhanced our detection and monitoring processes of problem loans. A Special Assets Division headed by our former Chief Credit Officer has been established with primary focus on delinquent loans greater than 60 days past due, other real estate owned, repossessed collateral and impaired credits. An action plan is required for each credit and reported monthly to the Watch List Committee. A determination is made if the loan will be in nonaccrual status or not, and if the loan is impaired and requiring a specific allowance for a deficiency. The individual loan’s risk grade is evaluated and changed accordingly. Each loan officer is responsible for delinquencies with assistance from the Special Assets Division. The Board of Directors monitors the actions on impaired loans on a monthly basis. We are strengthening our loan portfolio concentration management relative to industries, borrowers, and types of credits with the assistance of a third party expert. A loan concentration analysis has been completed and we are currently reviewing it. Each of these steps along with management changes will improve asset quality issues, particularly related to new loans and the timely resolution of problem loans.

We are currently evaluating and planning for the Company’s future needs and opportunities. As part of this planning initiative, we are developing a strategic plan for the next three years. We are also evaluating the organization’s needs regarding management, board capacity and succession planning. Recently, Jonathan Mullins, the Company and Bank President and CEO, was added to both respective Boards of Directors, subject to regulatory approval. We recently hired and independent consultant to assist us with corporate governance and management and the transition from a high growth company to a maturing organization. This review will be used in our strategic planning efforts. We have also recently conducted a loan portfolio stress test to determine capital levels needed to support our loan portfolio. In evaluating potential capital needs due to inherent loan loss risks, it is possible, that a stock offering may be initiated to meet the future capital needs of the Company.

At the end of the second quarter 2010, two offices were closed to reduce future expenses. These offices are Bramwell, West Virginia and Cleveland, Virginia office. Both provided depository functions and not lending. The customers will be serviced at nearby offices. Similar offices in Dungannon and Davenport, Virginia are to be closed before the end of 2010.

The Bank remains well capitalized for regulatory purposes. The following Bank ratios showed improvement at June 30, 2010 as compared to December 31, 2009. June 30, 2010 ratios are as follows: Tier 1 leverage ratio of 7.27%, Tier 1 risk based capital ratio of 9.81%, and Total risk based capital ratio of 11.07%. The ratios at December 31, 2009 were: Tier 1 leverage ratio of 7.07%, Tier 1 risk based capital ratio of 9.32%, and Total risk based capital ratio of 10.59%. The increase in the ratios was caused by the retained earnings, slower asset growth, and reducing higher risk weighted assets during the first half of 2010. We anticipate these ratios to increase further in the future as we decrease total assets through the reduction of higher cost funds and through retention of future earnings.

Subsequent to quarter-end, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions. Under Agreement, the Bank has agreed to develop and submit for approval within specified time periods written plans to: (a) strengthen board oversight of management and the Bank’s operation; (b) if appropriate after review, to strengthen the Bank’s management and board governance; (c) strengthen credit risk management policies; (d) enhance lending and credit administration; (e) enhance the Bank’s management of commercial real estate concentrations; (f) conduct ongoing review and grading of the Bank’s loan portfolio; (g) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $1 million which are now or in the future become past due more than 90 days, which are on the Bank’s problem loan list, or which are adversely classified in any report of examination of the Bank; (h) review and revise, as appropriate, current policy and maintain sound processes for maintaining an adequate allowance for loan and lease losses; (i) enhance management of the Bank’s liquidity position and funds management practices; (j) revise its contingency funding plan; (k) revise its strategic plan; and (l) enhance the Bank’s anti-money laundering and related activities. Over the past year, management and the Board have been working proactively and made significant progress in addressing many of these matters. We are putting in place the procedures to facilitate timely compliance with these provisions.

In addition, the Bank has agreed that it will: (a) not extend, renew, or restructure any credit that has been criticized by the Reserve Bank or the Bureau absent prior board of directors approval in accordance with the restrictions in the Agreement; (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, which has already been done.

The Company and the Bank have agreed to submit capital plans to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company has agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principle, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

Under the terms of the Agreement, the Company and the Bank have appointed a committee to monitor compliance. The directors of the Company and the Bank have recognized and unanimously agree with the common goal of financial soundness represented by the Agreement and have confirmed the intent of the directors and executive management to diligently seek to comply with all requirements of the Written Agreement.

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

Balance Sheet Changes

During the first half of 2010, the Company’s management has strategically slowed growth to reduce higher cost funds, poor performing loans, and to increase capital ratios. As a result, at June 30, 2010, total assets grew only 0.20%, or $1.7 million, to $859.6 million as compared to $857.9 million at December 31, 2009.

Total deposit growth was flat as reflected by a $1.4 million growth, or 0.18% from year end 2009 total deposits of $760.7 million to $762.1 million at June 30, 2010. The deposit mix did change considerably as demand deposits increased $23.5 million, or 17.96%. The non-interest bearing demand deposits grew to $94.0 million at June 30, 2010 from $88.3 million at December 31, 2009, which represents a 6.43% increase, or $5.6 million. Total interest bearing deposits increased $17.7 million, or 41.77%, to $60.6 million at June 30, 2010 from $42.8 million at December 31, 2009. The growth in this sector of deposits is a result of increased focus on commercial deposits, growth in the new Freedom 50 checking account designed for the 50 and above age group, and transfers of deposits from time to demand as customers sought to maintain flexibility on account of low rates on time deposits. During the first six months of 2010, savings deposits remained flat as demonstrated by a slight decrease of $728 thousand, or 0.80%, to $89.7 million at June 30, 2010 from $90.5 million at the end of 2009. Time deposits decreased $21.4 million, or 3.96%, to $517.7 million at June 30, 2010 from $539.2 million at December 31, 2009. The decrease is primarily due to the low interest rate environment and intentional reduction of higher cost non-core deposits.

Total loans decreased $23.4 million, or 3.07%, to $740.1 million at June 30, 2010 from $763.6 million at December 31, 2009. This trend is going in the opposite direction of our history, but this is intentional. We continue to serve our customers’ lending needs in our primary markets; however, in light of the economy, we have implemented stricter underwriting guidelines, in particular, for commercial and construction lending. These areas of the loan portfolio tend to pose higher risk in this recessionary period. In addition, we are focused on working out problem credits, which also contributes to the decrease in the loan portfolio.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

Net interest income increased $779 thousand, or 9.81%, to $8.7 million for the second quarter of 2010 from $7.9 million for the same period in 2009 due to the increase in our net interest margin. Interest expense continued to decrease as time deposits decreased in volume and repriced at lower rates. Total interest expense decreased for the second quarter by $1.1 million, or 23.90%, from $4.8 million for the second quarter of 2009 to $3.6 million at the quarter-end June 30, 2010. Interest income decreased slightly, 2.85%, or $362 thousand, from $12.7 million for the quarter ending June 30, 2009 to $12.4 million for the same period in 2010. Net interest income increased for the first six months of 2010 by $1.7 million, or 11.36%, to $17.1 million from $15.3 million in 2009 for similar reasons as what occurred in the second quarter of 2010.

The net interest margin has continued to show strong growth trends. The annualized net interest margin for the second quarter of 2010 was 4.45% as compared to 4.16% for the second quarter of 2009. While we can give no assurance, we anticipate the net interest margin to remain around this level throughout 2010 as we continue our strategic plan to decrease higher cost funds and reduce non-earning and non-performing assets.

At June 30, 2010, we had a negative cumulative gap rate sensitivity ratio of 45.13% for the one year re-pricing period, compared to a negative cumulative gap of 50.00% at December 31, 2009. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. We believe as our liabilities reprice more quickly than our assets in the near term, our cost of funds will decrease more quickly than our yield on earning assets. We are intentionally changing our repricing strategy to take advantage of rising interest rates in the future. We are closely monitoring the interest rate environment and will make changes as deemed necessary.

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

Certain risks exist in the Bank’s loan portfolio. Since the Bank began in 1998, we have experienced significant loan growth each year. Recent expansions into new markets increased potential credit risk. In addition, a majority of the loans are collateralized by real estate. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy have impacted the quality of our loan portfolio, particularly certain participation loans secured by real estate in Coastal Carolina and Tennessee. Local real estate market values have remained stable, while national real estate markets have experienced a significant downturn. However, real estate sales activity has slowed somewhat in our market which may indicate that our real estate markets may soften.

Impaired loans increased to $58.1 million with a valuation allowance of $7.6 million as compared to $30.1 million with a valuation allowance of $8.8 million at December 31, 2009. We consider our significant loan growth, construction and development loans, out of market loans, potential adverse legislation, and an increase in unemployment and delinquencies to be the primary higher risk characteristics of the loan portfolio, and accordingly, we have made an aggressive provision to the allowance for loan loss. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience significant downturn. The economic recession has warranted a more conservative assessment of the potential risks that our agricultural and coal related credits present. Unemployment levels remain high, nearly 10% within our market, and we have experienced an increase in delinquencies. Legislation that results in stricter clean air regulations could also have an adverse effect upon certain segments of our market. We have reviewed and will continue to review the loan portfolio for potential problem loans. As a result, we have downgraded several loan relationships in light of the economic recession and increased delinquencies. Loans that appear to reflect higher levels of risk, such as past due loans, larger loans in weakened industries, concentrations, etc., are individually reviewed for possible impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is made for the amount of the potential loss. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Construction and development loans have been highly impacted as new housing sales have declined. Total impaired construction and development loans were $18.8 million at June 30, 2010 with an estimated exposure of $2.3 million. Two market areas have contributed the highest amount of impairment, northeastern Tennessee and Coastal Carolina. The northeastern Tennessee market contributes the largest percentage of the impaired construction and development loans at June 30, 2010 as reflected by $11.0 million, or 61.11%, being impaired with an estimated exposure of $1.9 million. The total of all loans originated in the northeastern Tennessee market decreased to $61.9 million at June 30, 2010 from $65.6 million at December 31, 2009. Most of the $4.7 million decrease is the result of a second quarter $3.5 million charge-off of a construction and development loan secured by property in Tennessee. The construction and development loans located in the Coastal Carolina were obtained by purchasing participations. The impaired portion of these loans totals $5.8 million with no exposure. The total of all Coastal Carolina credits at June 30, 2010 was $9.0 million as compared to $12.7 million at December 31, 2009 which is the result of foreclosure on a $3.4 million loan. This market area has posed some higher risk, but we believe decreased values still provide adequate collateral coverage on the remaining Coastal Carolina credits.

Impaired commercial real estate loans totaling $28.2 million with an estimated exposure of $2.9 million at June 30, 2010 increased in comparison to $18.8 million at December 31, 2009. Of the $28.2 million, $21.4 million are owner occupied commercial properties with an estimated $1.3 million exposure. Included in this total is a medical building relationship totaling $6.3 million with $89 thousand exposure, two church loans totaling $4.1 million with $90 thousand in exposure, three wood manufacturing related businesses totaling $4.4 million with estimated exposure of $218 thousand, two automobile dealership related loans totaling $1.9 million with no exposure, a truck car wash totaling $1.2 million with $295 thousand in exposure, and various other loans. The remaining $6.8 million in impaired commercial real estate loans are non-owner occupied, for example, rental property, property for sale, hotels, etc. This portion of the portfolio has an estimated exposure of $1.6 million. Included in this category are various commercial properties held for sale totaling $4.0 million with estimated exposure of $1.1 million, a hotel relationship totaling $1.6 million with $212 thousand in exposure, and various smaller loans.

Agricultural loans, including farmland, livestock, equipment, and other agricultural related loans pose a potential risk. Total impaired agricultural related loans at June 30, 2010 were $3.1 million, of which $1.8 million was farmland with an estimated exposure of $173 thousand. The remaining $1.3 million are also other agricultural loans primarily related to one borrowing relationship with an estimated exposure of $550 thousand.

All exposures above are estimates and can change.

Of the $58.1 million, or 7.85% of total loans, recorded as impaired loans at June 30, 2010, $32.3 million were nonperforming loans, which included 130 non-accrual loans totaling $25.7 million as compared to 80 non-accrual loans totaling $24.7 million at December 31, 2009. Loans past due 90 days or more totaled $6.5 million at June 30, 2010 as compared to $3.9 million at December 31, 2009. At June 30, 2010, these nonperforming loans as a percentage of total loans were 4.36% as compared to $28.6 million, or 3.74% of total loans, at December 31, 2009. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. We have identified $13.6 million as troubled debt restructurings as defined by Generally Accepted Accounting Principles, “Troubled Debt Restructurings by Creditors.” There are no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

Noninterest Income

Noninterest income increased slightly to $1.41 million in the second quarter of 2010 from $1.38 million in the second quarter of 2009. The $31 thousand, or 2.23%, increase is primarily related to increased service charges from overdraft fees, ATM charges and interchange fees. With recent changes in the law, each of these are at risk of decreasing. Management continues to explore additional sources of noninterest income. Noninterest income increased for the first six months by $230 thousand, or 8.98%, from $2.6 million to $2.8 million for 2009 and 2010, respectively. The reasons for the increase are the same as stated for the second quarter above. Noninterest income as a percentage of average assets (annualized) was 0.65% and 0.63%, through June 30, 2010 and 2009, respectively.

Noninterest Expense

Noninterest expense decreased $132 thousand, or 1.65%, to $7.9 million for the second quarter of 2010 as compared to $8.0 million for the second quarter of 2009. Noninterest expense year-to-date June 30, 2010 was $15.0 million as compared to $14.9 million for the same period in 2009. During 2010, we have had fewer start-up costs for branching since no new branch has been added. Also, professional fees have been lower as the year end 2008 material weaknesses in internal controls were resolved. Despite the one time FDIC assessment in the second quarter of 2009, the FDIC insurance premium for the second quarter of 2010 was nearly the same. The reason for the increase are higher premiums on FDIC insurance due to the FDIC’s Temporary Liquidity Guarantee Program (TLGP), increased volume in deposit balances, and increased FDIC rates charged on deposits. Year-to-date 2010, total FDIC insurance premiums were $1.5 million versus $911 thousand for the first six months of 2009. We are also benefiting from the noninterest expense reduction initiatives taken during 2009. Among other factors, compliance with the Agreement with the banking regulators is likely to result in increased noninterest expense.

Our efficiency ratio, which is defined as noninterest expense less intangible expenses divided by the sum of net interest income plus noninterest income, was 76.90% for the second quarter of 2010 as compared to 82.14% for the same period in 2009. The improved net interest income is the main contributing factor to the improved efficiency ratio.

Capital

Total capital at the end of the second quarter of 2010 was $47.3 million as compared to $46.6 million at the end of December 31, 2009. Regulatory capital ratios remain in excess of defined regulatory requirements for a well capitalized institution. However, as stated earlier, we are in the process of preparing a capital plan which we believe may require us to raise additional capital. As a result, we are exploring options to increase capital which may include a stock offering.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Pursuant to the Agreement, we will not pay a dividend to preserve capital.

Liquidity

At June 30, 2010 and December 31, 2009, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $56.1 million and $39.6 million, respectively. At June 30, 2010, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $2.7 million, which is net of those securities pledged as collateral for public funds. As opportunities arise, we are further developing an investment portfolio from excess liquid funds and for future liquidity needs. However, we are focused on increasing asset liquidity which is mostly invested in low yielding federal funds sold. There is an opportunity cost to this strategy, but after careful analysis, we have determined it is prudent in the current economy to increase highly liquid assets.

Our loan to deposit ratio was 97.12% at June 30, 2010 and 100.38% at year end 2009. We anticipate this ratio to decrease as we decrease our loan portfolio throughout 2010.

As additional sources of liquidity, we have various lines of credit and funding sources available to us. However, as we have anticipated, various providers of lines of credit have established increased access restrictions. We do not foresee having to utilize these lines of credit in the near future, but as part of our contingent liquidity management, these restrictions must be considered. Given the written agreement with regulators, it is possible that restrictions may be increased including possible reductions of dollar limits and potentially the loss of access to the line of credit. At June 30, 2010, we have federal funds available for overnight borrowing under established three lines of credit totaling $22.4 million. During the second quarter 2010, we terminated a $4.0 million federal funds line of credit from Center State Bank that imposed certain restrictions. Compass Bank has asked for us to secure our $5.0 million federal funds line of credit. We expect to do this in the third quarter of 2010 by purchasing a short term certificate of deposit with Compass Bank. During the third quarter, the Bank was informed by the Federal Home Loan Bank of Atlanta that its rating was downgraded to a 9. This means that the Bank must pledge 110% of outstanding borrowings, and the Federal Home Loan Bank will conduct an on-site collateral review. The current available credit decreased from $72.8 million to $69.6 million. The worst rating is a 10. If we are further downgraded, a 125% pledge of outstanding borrowings is required along with physical safekeeping of loan files onsite at the Federal Home Loan Bank. The Bank obtained approval to borrow funds from the Federal Reserve Bank discount window during the quarter ended September 30, 2009. We may collateralize this line with investment securities and loans at our discretion. We currently do not have collateral pledged, but we may physically deliver collateral to the Federal Reserve and obtain funding. We do not, however, anticipate using this funding source.

In addition to lines of credit, we are members of the CDARs network which allows us to bid weekly on deposits and obtain additional funds for liquidity purposes. We are exploring other contingent funding sources as well.

Management continues to pursue refinancing of the Silverton Bridge Bank line of credit referred to in Note 7 above and also addressed in more detail in our Form 10-K for the year ended December 31, 2009. Currently that line is in technical default due to noncompliance with debt covenants. Payment in full could be required, and although we have been asked to refinance this loan, the holder has not demanded payment at this time. We are paying interest payments quarterly and are not delinquent in our payments. If the note was called for the technical default, there may not be sufficient funds at the parent company to repay the debt. The collateral that secures the $4.9 million line of credit is the common stock of the Bank. If the note was called and sufficient funds could not be obtained, the lender could exercise its rights as a secured creditor with respect to the Bank stock. In the current banking environment, it is very difficult to obtain holding company lines of credit, but management is pursuing this. An equity offering may be required to repay this line of credit.

Recently under the newly legislated Dodd-Frank bill, the FDIC extended its Temporary Liquidity Guarantee Program through December 31, 2012. This offers a depositor unlimited FDIC insurance on noninterest bearing demand deposits. In addition, this bill provides for a permanent adoption of the $250,000 FDIC insurance limitation from the previous $100,000 amount.

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

Off Balance Sheet Items

There have been no material changes during the quarter ended June 30, 2010 to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Contractual Obligations

There have been no material changes during the quarter ended June 30, 2010 to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

The Company, subsequent to June 30, 2010, entered a regulatory enforcement agreement with the Federal Reserve Board of Governors and the Bureau of Financial Institutions of the Commonwealth of Virginia. The contents of the Agreement are discussed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks faced by the Company during the quarter ended June 30, 2010. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In the course of our operations, we may become a party to legal proceedings. We became aware of a lawsuit against the Bank in April 2010. This case involves a claim against the Bank by a joint venture between bank customers, some of whom are former members of senior management, and three investors. The allegation is that the joint venture, VFI, should have priority over the Bank’s deed of trust in order for VFI’s unrecorded and unrecordable ground lease to be enforceable for its full ten year term. Management and Bank’s counsel believe VFI’s position is not supported by law or the facts presented.

Item 1A.	Risk Factors

Failure by the Company or the Bank to comply with the requirements of their Agreement with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions can result in material and adverse regulatory sanctions and penalties. While significant progress over the past year has been made in many of the matters that are the subject of this Agreement and the Company and Bank intend to, and believe they will be able to, comply with these requirements, there can be no assurance that this will occur

There have been no other material changes in the risk factors faced by the Company from those disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Reserved

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:

No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 2004.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC. (Registrant)

By:	/S/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer

Date:	August 9, 2010

By:	/S/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer

Date:	August 9, 2010