Form 10-Q
period 2010-09-30
NEW PEOPLES BANKSHARES INC
filed 2010-11-09
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

10,010,136 shares of common stock, par value $2.00 per share, outstanding as of November 2, 2010.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2010	2009

INTEREST AND DIVIDEND INCOME
Loans including fees	$36,005	$37,479
Federal funds sold	31	19
Investments	157	123

Total Interest and Dividend Income	36,193	37,621

INTEREST EXPENSE
Deposits
Demand	204	172
Savings	575	774
Time deposits	8,721	11,975
FHLB Advances	790	795
Line of credit borrowing	187	188
Trust Preferred Securities	339	420

Total Interest Expense	10,816	14,324

NET INTEREST INCOME	25,377	23,297
PROVISION FOR LOAN LOSSES	13,381	12,768

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,996	10,529

NONINTEREST INCOME
Service charges	2,007	1,941
Fees, commissions and other income	1,976	1,663
Life insurance investment income	350	310

Total Noninterest Income	4,333	3,914

NONINTEREST EXPENSES
Salaries and employee benefits	11,098	11,950
Occupancy expense	3,061	3,070
Other real estate	505	317
FDIC insurance premiums	1,799	1,335
Computer software maintenance & licenses	719	566
Other operating expenses	5,082	4,747

Total Noninterest Expenses	22,264	21,985

INCOME (LOSS) BEFORE INCOME TAXES	(5,935)	(7,542)

INCOME TAX EXPENSE (BENEFIT)	(2,094)	(2,707)

NET INCOME (LOSS)	$(3,841)	$(4,835)

Earnings (Loss) Per Share
Basic	$(0.38)	$(0.48)

Fully Diluted	$(0.38)	$(0.48)

Average Weighted Shares of Common Stock
Basic	10,009,238	10,008,903

Fully Diluted	10,009,238	10,008,903

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2010	2009
INTEREST AND DIVIDEND INCOME
Loans including fees	$11,527	$12,460
Federal funds sold	10	3
Investments	57	38

Total Interest and Dividend Income	11,594	12,501

INTEREST EXPENSE
Deposits
Demand	54	56
Savings	182	194
Time deposits	2,592	3,824
FHLB Advances	266	266
Line of credit borrowing	65	63
Trust Preferred Securities	120	122

Total Interest Expense	3,279	4,525

NET INTEREST INCOME	8,315	7,976
PROVISION FOR LOAN LOSSES	9,441	11,800

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(1,126)	(3,824)

NONINTEREST INCOME
Service charges	694	723
Fees, commissions and other income	708	538
Life insurance investment income	141	93

Total Noninterest Income	1,543	1,354

NONINTEREST EXPENSES
Salaries and employee benefits	3,578	4,039
Occupancy expense	1,004	1,004
Other real estate	200	424
FDIC insurance premiums	299	190
Computer software maintenance & licenses	249	37
Other operating expenses	1,912	1,436

Total Noninterest Expenses	7,242	7,130

INCOME (LOSS) BEFORE INCOME TAXES	(6,825)	(9,600)

INCOME TAX EXPENSE (BENEFIT)	(2,329)	(3,310)

NET INCOME (LOSS)	$(4,496)	$(6,290)

Earnings (Loss) Per Share
Basic	$(0.45)	$(0.63)

Fully Diluted	$(0.45)	$(0.63)

Average Weighted Shares of Common Stock
Basic	10,009,628	10,008,962

Fully Diluted	10,009,628	10,008,962

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$34,317	$29,978
Federal funds sold	22,571	9,582

Total Cash and Cash Equivalents	56,888	39,560

Investment securities
Available-for-sale	3,316	2,606

Loans receivable	732,209	763,570
Allowance for loan losses	(22,100)	(18,588)

Net Loans	710,109	744,982

Bank premises and equipment, net	34,865	34,958
Equity securities (restricted)	3,914	3,996
Other real estate owned	9,270	5,643
Accrued interest receivable	4,123	4,292
Life insurance investments	10,898	10,549
Goodwill and other intangibles	4,375	4,514
Deferred tax asset	6,438	5,400
Other assets	3,922	1,410

Total Assets	$848,118	$857,910

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$96,855	$88,318
Interest-bearing	58,323	42,769
Savings deposits	87,745	90,467
Time deposits	513,375	539,160

Total Deposits	756,298	760,714

Federal Home Loan Bank advances	24,483	25,383
Accrued interest payable	1,649	1,617
Accrued expenses and other liabilities	1,491	2,181
Line of credit borrowing	4,900	4,900
Trust preferred securities	16,496	16,496

Total Liabilities	805,317	811,291

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 10,010,136 and 10,009,037 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	20,020	20,018
Additional paid-in-capital	21,689	21,683
Retained earnings	1,049	4,890
Accumulated other comprehensive income	43	28

Total Stockholders’ Equity	42,801	46,619

Total Liabilities and Stockholders’ Equity	$848,118	$857,910

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2008	10,008	$20,017	$21,683	$8,576	$47	$50,323

Net Loss				(4,835)		(4,835)	(4,835)
Unrealized loss on available-for-sale securities, net of tax of $6					(5)	(5)	(5)
Stock Options Exercised	1	1				1

Balance, September 30, 2009	10,009	$20,018	$21,683	$3,741	$42	$45,484	$(4,840)

Balance, December 31, 2009	10,009	$20,018	$21,683	$4,890	$28	$46,619

Net Loss				(3,841)		(3,841)	$(3,841)

Unrealized gain on available-for-sale securities, net of tax of $7					15	15	15
Stock Options Exercised	1	2	6			8

Balance, September 30, 2010	10,010	$20,020	$21,689	$1,049	$43	$42,801	$(3,826)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(IN THOUSANDS)

(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,841)	$(4,835)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,057	2,090
Provision for loan losses	13,381	12,768
Income on life insurance, net	(349)	(266)
Loss on sale of foreclosed real estate	116	139
(Gain) Loss on sale of fixed assets	—	(1)
Amortization of core deposit intangible	139	119
Amortization (Accretion) of bond premiums	5	(1)
Deferred tax expense	(1,038)	(3,349)
Net change in:
Interest receivable	169	(144)
Other assets	(2,511)	(263)
Accrued expenses and other liabilities	(660)	(135)

Net Cash Provided by Operating Activities	7,468	6,122

CASH FLOWS FROM INVESTING ACTIVITIES

Net decrease (increase) in loans	14,755	(49,679)
Proceeds from sale and maturities of securities available-for-sale	955	1,612
Purchase of securities available for sale	(1,654)	(816)
Redemption (purchase) of Federal Reserve Bank stock	82	(115)
Payments for the purchase of property	(1,964)	(1,288)
Proceeds from sale of other real estate owned	2,994	2,558

Net Cash Provided By (Used in) Investing Activities	15,168	(47,728)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock options exercised	8	1
Repayments to Federal Home Loan Bank	(900)	(898)
Net change in:
Demand and savings deposits	21,369	(13,180)
Time deposits	(25,785)	56,994
Federal funds purchased	—	889
Proceeds from (Repayments on) line of credit borrowing	—	(13)

Net Cash Provided by (Used in) Financing Activities	(5,308)	43,793

Net increase in cash and cash equivalents	17,328	2,187

Cash and Cash Equivalents, Beginning of Period	39,560	23,912

Cash and Cash Equivalents, End of Period	$56,888	$26,099

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$6,737	$5,904
Loans made to finance sale of foreclosed real estate	$85	$839

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

NOTE 2 ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2010, and the results of operations for the three month and nine month periods ended September 30, 2010 and 2009. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three month and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities at the dates indicated are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Available for Sale
U.S. Government Agencies	$1,500	$5	$—	$1,505
Mortgage backed securities	855	14	—	869
Taxable municipals	895	47	—	942

Total Securities AFS	$3,250	$66	$—	$3,316

December 31, 2009
Available for Sale
U.S. Government Agencies	$1,999	$38	$—	$2,037
Mortgage backed securities	249	8	—	257
Taxable municipals	317	—	5	312

Total Securities AFS	$2,565	$46	$5	$2,606

At September 30, 2010 and December 31, 2009, all securities were classified as available for sale.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $3.9 million and $4.0 million at September 30, 2010 and December 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at September 30, 2010, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available for Sale
Due in one year or less	1,637	1,645	3.36%
Due after one year through five years	718	729	2.91%
Due after five years	895	942	5.24%

Total	$3,250	$3,316	3.77%

Investment securities with a carrying value of $903 thousand at September 30, 2010 and $900 thousand at December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 4 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	September 30, 2010	December 31, 2009
Commercial, financial and agricultural	$115,019	$118,844
Real estate – construction	59,207	71,854
Real estate – mortgages	497,399	504,071
Installment loans to individuals	60,584	68,801

Total Loans	$732,209	$763,570

The following is a summary of information at September 30, 2010 and December 31, 2009 pertaining to nonperforming assets:

(Dollars are in thousands)	September 30, 2010	December 31, 2009
Principal:
Nonaccrual loans	$41,156	$24,713
Other real estate owned	9,270	5,643
Loans past due 90 days or more still accruing interest	665	3,875

Total nonperforming assets	$51,091	$34,231

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

(Dollars are in thousands)	September 30, 2010	December 31, 2009
Recorded investments in loans considered to be impaired	$67,554	$30,138
Loans considered to be impaired that were on a non-accrual basis	41,156	24,713
Recorded investment in impaired loans with related allowance	30,713	26,063
Allowance for loan losses related to loans considered to be impaired	8,304	8,836
Average recorded investment in impaired loans	48,846	22,145
Recorded investment in impaired loans with no related allowance	36,841	4,075

Troubled debts restructured at September 30, 2010 were $11.4 million as compared to none at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Nine Months Ended
(Dollars are in thousands)	September 30, 2010	September 30 2009
Balance, Beginning of Period	$18,588	$6,904
Provision for loan losses	13,381	12,768
Recoveries of loans charged off	85	90
Loans charged off	(9,954)	(909)

Balance, End of Period	$22,100	$18,853

Percentage of Loans	3.02%	2.47%

NOTE 6 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury method. At September 30, 2010, exercises of outstanding options were anti-dilutive. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net loss allocable to common shareholders	$(3,303)	$(6,290)	$(2,648)	$(4,835)

Weighted average shares outstanding	10,009,628	10,008,962	10,009,238	10,008,903
Dilutive shares for stock options	—	—	—	—

Weighted average dilutive shares outstanding	10,009,628	10,008,962	10,009,238	10,008,903

Basic earnings (loss) per share	$(0.33)	$(0.63)	$(0.26)	$(0.48)
Diluted earnings (loss) per share	$(0.33)	$(0.63)	$(0.26)	$(0.48)

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

The Bank has an unsecured fed funds line of credit totaling $10.4 million at September 30, 2010. All other fed funds lines of credit have been suspended. Subsequent to September 30, 2010, we were informed that our $10.4 million federal funds line of credit has been terminated; however, a secured $10.0 million line is available if management so chooses.

During the third quarter, the Bank was informed by the Federal Home Loan Bank of Atlanta that its rating was downgraded to a 9. This means that the Bank must pledge 110% of outstanding borrowings, and the Federal Home Loan Bank will conduct an on-site collateral review. The current available credit is $92.8 million at September 30, 2010.

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $3.3 million at September 30, 2010, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans – The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2010 was $67.6 million.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2010:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
U. S. Government Agencies	$—	$1,505	$—
Mortgage backed securities	—	869	—
Taxable municipals	—	942	—

(On a nonrecurring basis)
Other real estate owned		4,989	4,281
Impaired construction and development loans	—	25,475
Impaired commercial real estate loans	—	23,754
Other impaired loans	—	18,325

Total	$—	$75,859	$4,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 FAIR VALUE (CONTINUED):

Assets and liabilities measured at fair value are as follows as of December 31, 2009:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments	$—	$2,606	$—
(On a non-recurring basis)
Other real estate owned	—	1,968	3,675
Impaired construction and development loans	—	18,821	—
Impaired commercial real estate loans	—	6,414	—
Other impaired loans	—	4,904	—

Total	$—	$38,388	$3,675

Transfers into Level 3 during the nine months ended September 30, 2010 were related to management adjustments to third party appraisals. Management estimated the fair value of these other real estate owned properties to be further impaired and thereby below the appraised value, resulting in no observable market price. For the nine months ended September 30, 2010, the changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

Nine Months Ended September 30, 2010
Other Real Estate Owned
Balance, January 1, 2010	$3,675
Included in earnings	49
Transfers into (out of) Level 3	557
Principal reductions	—

Balance, September 30, 2010	$4,281

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

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of September 2010 and December 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 FAIR VALUE (CONTINUED):

	September 30, 2010		December 31, 2009
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Assets
Cash and due from bank	$34,317	$34,317	$29,978	$29,978
Federal funds sold	22,571	22,571	9,582	9,582
Investment securities	3,316	3,250	2,606	2,606
Equity securities (restricted)	3,914	3,914	3,996	3,996
Loans	738,523	732,209	770,087	763,570
Accrued interest receivable	4,123	4,123	4,292	4,292
Life insurance investments	10,898	10,898	10,549	10,549

Financial Liabilities
Demand Deposits
Non-interest bearing	96,855	96,855	88,318	88,318
Interest-bearing	58,323	58,323	42,769	42,769
Savings deposits	87,745	87,745	90,467	90,467
Time deposits	514,803	513,375	541,793	539,160
FHLB advances	23,779	24,483	24,612	25,383
Accrued interest payable	1,649	1,649	1,617	1,617
Line of credit borrowing	4,900	4,900	4,900	4,900
Trust preferred securities	16,496	16,496	16,496	16,496

NOTE 9 RECENT ACCOUNTING DEVELOPMENTS:

The following is a summary of recent authoritative announcements.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the prior quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements

In July 2010, Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 10 FORMAL WRITTEN AGREEMENT:

Effective July 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) called (the “Written Agreement”).

Under the terms of the Written Agreement, the Bank has agreed to develop and submit for approval within specified time periods written plans to: (a) strengthen board oversight of management and the Bank’s operation; (b) if appropriate after review, to strengthen the Bank’s management and board governance; (c) strengthen credit risk management policies; (d) enhance lending and credit administration; (e) enhance the Bank’s management of commercial real estate concentrations; (f) conduct ongoing review and grading of the Bank’s loan portfolio; (g) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $1 million which are now are or in the future become past due more than 90 days, which are on the Bank’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 FORMAL WRITTEN AGREEMENT (CONTINUED):

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

Under the terms of the Written Agreement, both the Company and the Bank have agreed to submit capital plans to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company has agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

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

Overview

Balance Sheet Changes - At September 30, 2010, the Company had total assets of $848.1 million as compared to $857.9 million at December 31, 2009. Total loans have strategically decreased $31.4 million, or 4.11%, to $732.2 million at September 30, 2010 from $763.6 million at year end 2009. Total deposits decreased slightly to $756.3 million at September 30, 2010 from $760.7 million at December 31, 2009.

Capital - The Bank remains well capitalized. The Bank’s capital ratios at September 30, 2010 as compared to December 31, 2010 are as follows by regulatory classification: Tier 1 leverage ratio of 6.78%, Tier 1 risk based capital ratio of 9.13%, and Total risk based capital ratio of 10.41%. The ratios at December 31, 2009 were: Tier 1 leverage ratio of 7.07%, Tier 1 risk based capital ratio of 9.32%, and Total risk based capital ratio of 10.59%. The decrease in the ratios was caused by the net loss resulting from increased loan loss provisions. Management continues to maintain asset levels and reduce higher risk weighted assets as part of its plan to improve capital ratios. Although there can be no assurance of this, we anticipate these ratios to increase in the future as we decrease higher risk weighted assets, reduce nonearning assets, control total asset growth, improve our net interest margin and decrease operational expenses resulting in retention of future earnings.

Earnings - The Company had a net interest margin of 4.28% for the third quarter of 2010 as compared to 4.16% for the same period in 2009. However, increased provisions for loan losses resulted in a net loss for the third quarter of 2010 totaling $4.5 million as compared to a net loss for the same period in 2009 of $6.3 million. Year-to-date through September 30, 2010, the Company had a net loss of $3.8 million as compared to a net loss of $4.8 million for the same period in 2009. Basic net loss per share was $0.45 for the quarter ended September 30, 2010 as compared to a net loss per share of $0.63 for the quarter ended September 30, 2009. Basic net loss per share was $0.38 for the nine months ended September 30, 2010 as compared to a net loss of $0.48 for the same period in 2009. The provisions for loan losses were $9.4 million in the third quarter 2010 as compared to $11.8 million for the same period in 2009. For the first nine months of 2010, the provisions for loan losses were $12.0 million as compared to $10.5 million in 2009. These increased provisions are the result of the lengthy and deep national recession that has impacted our region and customers. We have taken this into consideration and given greater weight to these factors; thus, increasing the provision requirements for the allowance for loan losses. Additional provisions may be required in the future.

The Board and Management have taken various initiatives to reduce operating expenses. As part of the initiative, a total of four offices have been closed through October 31, 2010. Offices in Bramwell, West Virginia and Cleveland, Virginia were closed in June 2010. Subsequent to September 30, 2010, two additional offices located in Dungannon and Davenport, Virginia were closed. Each of the closed offices provided depository functions only and not lending. The customers will be serviced at nearby offices. Further cost reductions are being explored to decrease overhead expenses.

Written Agreement - The Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions. Under Agreement, the Bank has agreed to develop and submit for approval within specified time periods written plans to: (a) strengthen board oversight of management and the Bank’s operation; (b) if appropriate after review, to strengthen the Bank’s management and board governance; (c) strengthen credit risk management policies; (d) enhance lending and credit administration; (e) enhance the Bank’s management of commercial real estate concentrations; (f) conduct ongoing review and grading of the Bank’s loan portfolio; (g) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $1 million which are now or in the future become past due more than 90 days, which are on the Bank’s problem loan list, or which are adversely classified in any report of examination of the Bank; (h) review and revise, as appropriate, current policy and maintain sound processes for maintaining an adequate allowance for loan and lease losses; (i) enhance management of the Bank’s liquidity position and funds management practices; (j) revise its contingency funding plan; (k) revise its strategic plan; and (l) enhance the Bank’s anti-money laundering and related activities.

In addition, the Bank has agreed that it will: (a) not extend, renew, or restructure any credit that has been criticized by the Reserve Bank or the Bureau absent prior board of directors approval in accordance with the restrictions in the Agreement; (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, which has been done.

The Company and the Bank have agreed to submit capital plans to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company has agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

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

Written Agreement Progress Report - We are aggressively working to comply with the Agreement and have timely submitted each required element by its respective deadline. We have hired an independent consultant to assist us in these efforts and the following actions have taken place:

1.	With regard to corporate governance, we have established a weekly Director’s Loan Committee to oversee all loan approvals and all loan renewals, extensions and approvals. This has enabled the Board to increase its oversight of the Bank’s largest credit exposures, and enhanced the monitoring and compliance with all loan policies and procedures and problem credits. We have also made major revisions to the loan policies and procedures which include an online underwriting process to be used for all new and renewed loans. Thirdly, we have enhanced our board reporting of credit quality.

2.	The requirement of assessing the Board and management has been completed by an independent party. A report has been issued to the Board and recommendations are being followed. In September 2010, our President and CEO was added as a member of the Board. In addition, further training of the Board has been implemented and will be ongoing. A succession plan is also in development.

3.	In the month of September 2010, a newly revised strategic plan and capital plan was completed and submitted to the regulators.

4.	Loan policies have been revised; an online approval and underwriting system for loans has been implemented; underwriting, monitoring and management of credits and collections have been enhanced; frequency of external loan reviews increased; and the focus on problem loans intensified at all levels in the organization. As a result, we are more conservatively identifying problem loans. In the future, however, these steps will further strengthen asset quality substantially. Further training of lending personnel is ongoing regarding proper risk grading of credits and identification of problem credits.

5.	Enhanced loan concentration identification and new procedures for monitoring and managing concentrations have been implemented. Loan concentration targets have been established and efforts continue to reduce higher risk concentrations. In particular construction and development loans and commercial real estate loans have been reduced and are continuing to decrease to acceptable levels as determined by the new policies.

6.	The addition of our new Chief Credit Officer in the first quarter of 2010 has further strengthened credit administration. In addition to new lending policies and procedures, the management of all real estate development projects and draws has been centralized. Credit administration reviews all loans over a certain dollar threshold prior to approval and on an annual basis. We have strengthened the credit analysis process by hiring two seasoned analysts bringing the total of credit analysts to four. These analysts review all relationships of $1 million or greater and underwriting for all loan relationships of $500,000 or more.

7.	We have retained an independent third party to perform loan reviews on a quarterly basis to complement our internal review process.

8.	To support the focus on problem credit management our former Chief Credit Officer now heads the Special Assets division as Senior Credit Officer which has been organizationally structured to manage collections, other real estate owned, nonperforming assets, watch list credits, and the Bank’s legal department. New reporting and monitoring is conducted monthly by this division to the Board of any significant changes to problem assets and, quarterly, the Board receives written action plans and status updates of the Bank’s twenty largest problem credits. A monthly management watch list committee has been established to actively manage and monitor these credits.

9.	A new allowance for loan loss model was implemented and reviewed independently during 2010. The Board has approved a new allowance for loan loss policy. In the third quarter of 2010, we further increased the allowance for loan losses by $4.2 million specifically related to increased weights of internal processing factors and external economic factors that have dramatically affected the loan portfolio due to the lengthened recession and very slow recovery.

10.	We have increased our asset based liquidity sources throughout 2010 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. The most critical accounting policy relates to our provision for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to further deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the section on “Provision for Loan Losses and Allowances for Loan Losses” below. For discussion of our significant accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2009.

Balance Sheet Changes

During the first nine months of 2010, the Company’s management has strategically slowed asset growth to reduce higher cost funds, poor performing loans, and to increase capital ratios. At September 30, 2010, the Company decreased total assets $9.8 million, or 1.14%, to $848.1 million as compared to $857.9 million at December 31, 2009. Total deposits decreased slightly to $756.3 million at September 30, 2010 from $760.7 million at December 31, 2009. Total loans have strategically decreased $31.4 million, or 4.11%, to $732.2 million at September 30, 2010 from $763.6 million at year end 2009.

Total deposits decreased $4.4 million, or 0.58%, from year end 2009 total deposits of $760.7 million to $756.3 million at September 30, 2010. The deposit mix has changed considerably as demand deposits increased $24.1 million, or 18.38%. The non-interest bearing demand deposits grew to $96.9 million at September 30, 2010 from $88.3 million at December 31, 2009, which represents a 9.67% increase, or $8.5 million. Total interest bearing demand deposits increased $15.6 million, or 36.37%, to $58.3 million at September 30, 2010 from $42.8 million at December 31, 2009. The growth in this sector of deposits is a result of increased focus on commercial deposits, growth in the new Freedom 50 checking account designed for the 50 and above age group, and transfers of deposits from time to demand as customers sought to maintain flexibility on account of low rates on time deposits. During the first nine months of 2010, savings deposits decreased $2.7 million, or 3.01%, to $87.7 million at September 30, 2010 from $90.5 million at the end of 2009. Time deposits decreased $25.8 million, or 4.78%, to $513.4 million at September 30, 2010 from $539.2 million at December 31, 2009. The decrease is primarily due to the low interest rate environment and intentional reduction of higher cost non-core deposits.

Total loans decreased $31.3 million, or 4.11%, to $732.2 million at September 30, 2010 from $763.6 million at December 31, 2009. This trend is going in the opposite direction of our history, but this is intentional. We continue to serve our customers’ lending needs in our primary markets; however, in light of the economy, we have reduced substantially our commercial and construction lending. These areas of the loan portfolio tend to pose higher risk in this recessionary period. In addition, we are focused on working out problem credits, which also contributes to the decrease in the loan portfolio. Of the $31.3 million decrease during 2010, $10.0 million are year-to-date 2010 charge offs and other real estate owned has increased $3.6 million.

Capital

Total capital at the end of the third quarter of 2010 was $42.8 million as compared to $46.6 million at the end of December 31, 2009. Regulatory capital ratios remain in excess of defined regulatory requirements for a well capitalized institution. However, as stated earlier, we have prepared a capital plan which we are currently implementing.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Pursuant to the Agreement, we will not pay a dividend to preserve capital.

Asset Quality

Asset quality improvement remains a top priority to management although the status of the economy affects the timing and results we can achieve. We have continued to see some deterioration in the loan portfolio during the third quarter of 2010. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $51.1 million at September 30, 2010 and $34.2 million at December 31, 2009. The ratio of nonperforming assets to total assets is 6.02% at September 30, 2010 in comparison to 3.99% at December 31, 2009.

We contracted a third party loan review in the first quarter of 2010 to complement our internal review process. Three external loan reviews have been completed in the first three quarters of 2010 with one more scheduled in the last quarter of 2010. As a result of our external and internal reviews, we have identified $67.6 million in impaired loans, or 7.85% of total loans, with an estimated exposure of $8.3 million as compared to $30.1 million in impaired loans, or 3.94% of total loans, with an $8.8 million estimated exposure at December 31, 2009. Included in the impaired loan totals are nonaccrual loans and past due loans greater than 90 days still accruing interest. Nonaccrual loans increased to $41.1 million at September 30, 2010 and 193 in number from $24.7 million at December 31, 2009 and 80 in total. Past due loans greater than 90 days still accruing interest decreased to $665 thousand at the end of the third quarter 2010 from $3.9 million at December 31, 2009.

It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled principal or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. We have identified $11.6 million as troubled debt restructurings as defined by Generally Accepted Accounting Principles, “Troubled Debt Restructurings by Creditors.” There are no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

We have made several changes to address asset quality, in particular related to new business and renewals of existing lending relationships. A revamped loan policy and procedures was implemented in June 2010 with new underwriting criteria and lending personnel are receiving on-going training. A new underwriting tool is being used by lenders to assist the decision making process. We have enhanced our detection and monitoring processes of problem loans, and evaluate each existing loan through this helpful tool. A Special Assets Division headed by our former Chief Credit Officer has been established with primary focus on delinquent loans greater than 60 days past due, other real estate owned, repossessed collateral and impaired credits. Action plans are actively managed for each problem credit and reported monthly to the Watch List Committee. A determination is made if the loan will be in nonaccrual status or not, and if the loan is impaired and requiring a specific allowance for a deficiency. The individual loan’s risk grade is evaluated and changed accordingly. Each loan officer is responsible for delinquencies with assistance from the Special Assets Division. The Board of Directors monitors the actions on impaired loans on a quarterly basis. A loan concentration analysis has been completed and new guidelines have been established to further focus on loan concentration relative to industries, borrowers and types of credit. Each of these steps along with management changes are intended to address asset quality issues, particularly related to new loans and the timely resolution of problem loans.

Provision for Loan Losses and Allowance for Loan Loss

We have increased our allowance for loan losses to $22.1 million, or 3.02% of total loans at September 30, 2010 as compared to $18.9 million at December 31, 2009, or 2.47% of total loans. Our provision for loan losses for the third quarter of 2010 was $9.4 million as compared to $11.8 million in the same period in 2009. The provision for loan losses for the first nine months of 2010 is $13.4 million as compared to $12.8 million in 2009. Net charge-offs have increased to $9.9 million through September 30, 2010 as compared to $819 thousand for the same period in 2009.

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

Certain risks exist in the Bank’s loan portfolio. Since the Bank began in 1998, we have experienced significant loan growth each year until the past year. Expansions into new markets such as we have undertaken also can increase potential credit risk. In addition, a majority of the loans are collateralized by real estate. It is our policy to sufficiently collateralize loans to minimize loss exposures in case of default. However, the recent negative trends in the national real estate market and economy have impacted the quality of our loan portfolio, particularly certain participation loans secured by real estate in Coastal Carolina and Tennessee. Local real estate market values have slightly deteriorated, while national real estate markets have experienced a significant downturn.

We consider our significant loan growth, construction and development loans, out of market loans, potential adverse legislation, and an increase in unemployment and delinquencies to be the primary higher risk characteristics of the loan portfolio, and accordingly, we have made an increased provision to the allowance for loan loss. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience significant downturn. The economic recession has warranted a re-assessment of the potential risks that our agricultural and coal related credits present. Unemployment levels remain high, nearly 10% within our market, and we have experienced an increase in delinquencies. Legislation that results in stricter clean air regulations and the cap and trade proposal could also have an adverse effect upon certain segments of our market. We have reviewed and will continue to review the loan portfolio for potential problem loans. As a result, we have downgraded several loan relationships in light of these factors. Loans that appear to reflect higher levels of risk, such as past due loans, larger loans in weakened industries, concentrations, etc., are individually reviewed for possible impairment. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is made for the amount of the potential loss. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Construction and development loans have been highly impacted as new housing sales have declined. Total impaired construction and development loans were $25.5 million at September 30, 2010 with an estimated exposure of $1.7 million. Two market areas have contributed the highest amount of impairment, northeastern Tennessee and Coastal Carolina. The northeastern Tennessee market contributes the largest percentage of the impaired construction and development loans at September 30, 2010 as reflected by $10.4 million, or 41.00%, being impaired with an estimated exposure of $305 thousand. The total of all loans originated in the northeastern Tennessee market decreased to $60.2 million at September 30, 2010 from $65.6 million at December 31, 2009. Most of the $5.4 million decrease is the result of $4.8 million in charge-offs of two construction and development loan secured by property in Tennessee. The construction and development loans located in the Coastal Carolina were obtained by purchasing participations. The impaired portion of these loans totals $7.8 million with estimated exposure of $1.4 million. The total of all Coastal Carolina credits at September 30, 2010 was $9.0 million as compared to $12.7 million at December 31, 2009 which is the result of foreclosure on a $3.4 million loan. This market area has posed some higher risk, but we believe decreased values still provide adequate collateral coverage on the remaining Coastal Carolina credits although this could be affected if further deterioration occurs.

Impaired commercial real estate loans totaling $24.1 million with an estimated exposure of $1.6 million at September 30, 2010 increased in comparison to $18.8 million at December 31, 2009. Of the $24.1 million, $16.8 million are owner occupied commercial properties with an estimated $1.1 million exposure. Included in this total are two church loans totaling $3.8 million with no estimated exposure, three wood manufacturing related businesses totaling $5.2 million with estimated exposure of $327 thousand, two automobile dealership related loans totaling $1.9 million with no exposure, a truck car wash totaling $748 thousand with $110 thousand in exposure, and various other loans. The remaining $7.2 million in impaired commercial real estate loans are non-owner occupied, for example, rental property, property for sale, hotels, etc. This portion of the portfolio has an estimated exposure of $627 thousand. Included in this category are various commercial properties held for sale totaling $3.8 million with estimated exposure of $153 thousand, a hotel relationship totaling $1.6 million with $212 thousand in exposure, and various smaller loans.

Agricultural loans, including farmland, livestock, equipment, and other agricultural related loans pose a potential risk. Total impaired agricultural related loans at September 30, 2010 were $7.0 million, of which $5.9 million was farmland with an estimated exposure of $878 thousand. The remaining $1.0 million are also other agricultural loans primarily related to one borrowing relationship with an estimated exposure of $837 thousand.

All exposures above are estimates and can change.

We are working aggressively to either improve or remove these assets from the loan portfolio through restructuring credits to improve performance, foreclosures, and charge-offs; however, it is uncertain how long this process will take. As a result we are experiencing increases in troubled debts restructured, other real estate owned and charge-offs. Troubled debts restructured increased to $11.4 million at September 30, 2010 from none at December 31, 2009 as we work with our customers to help them repay their debt by restructuring the loan through lower interest rates, deferred interest, and other appropriate measures. Other real estate owned properties increased to $9.3 million at September 30, 2010 from $5.6 million at year end 2009 which is the result of large foreclosed real estate development projects and deeds obtained in lieu of foreclosure on a farm and a developed real estate project. Net charge-offs have increased to $9.9 million at September 30, 2010 as compared to $819 thousand at September 30, 2009. Net charge-offs as a percentage of average total loans were 1.32% for the first nine months of 2010. Of the $9.9 million net charge offs, the majority of it involved three loans in which we charged-off $3.5 million on a $7.0 million construction project in northeastern Tennessee, $1.1 million on a $3.4 million real estate development project in the Coastal Carolinas region, and $1.3 million thousand on a $4.8 million real estate development project in northeastern Tennessee. Other charge-offs have occurred through various sectors of the loan portfolio.

Net Interest Income, Net Interest Margin, and Interest Sensitivity

Net interest income increased $339 thousand, or 4.25%, to $8.3 million for the third quarter of 2010 from $8.0 million for the same period in 2009 due to the increase in our net interest margin. Interest expense continued to decrease as time deposits decreased in volume and repriced at lower rates. Total interest expense decreased for the third quarter by $1.2 million, or 27.54%, from $4.5 million for the third quarter of 2009 to $3.3 million for the quarter-ending September 30, 2010. Interest income decreased $907 thousand, or 7.26%, from $12.5 million for the quarter ending September 30, 2009 to $11.6 million for the same period in 2010. This decrease is due to loans repricing at lower interest rates and the increase in nonaccrual loans. Net interest income increased for the first nine months of 2010 by $2.1 million, or 8.93%, to $25.4 million from $23.3 million in 2009 for similar reasons as what occurred in the third quarter of 2010.

The net interest margin has continued to show strong growth trends. The annualized net interest margin for the third quarter of 2010 was 4.30% as compared to 4.16% for the third quarter of 2009. While we can give no assurance, we anticipate the net interest margin to remain around this level throughout 2010 as we continue our strategic plan to decrease higher cost funds and reduce non-earning and non-performing assets. Our ability to achieve this will be adversely affected if nonaccrual loans continue to increase or are not resolved.

At September 30, 2010, we had a negative cumulative gap rate sensitivity ratio of 43.61% for the one year re-pricing period, compared to a negative cumulative gap of 50.00% at December 31, 2009. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. We believe as our liabilities reprice more quickly than our assets in the near term, our cost of funds will decrease more quickly than our yield on earning assets. However, we are intentionally changing our repricing strategy to take advantage of rising interest rates in the future. We are closely monitoring the interest rate environment and will make changes as deemed necessary.

Noninterest Income

Noninterest income increased slightly to $1.54 million in the third quarter of 2010 from $1.35 million in the third quarter of 2009. The $189 thousand, or 13.96%, increase is primarily related to increased ATM charges and interchange fees. With recent changes in the law, each of these are at risk of decreasing. Management continues to explore additional sources of noninterest income. Noninterest income increased for the first nine months by $419 thousand, or 10.71%, from $3.9 million to $4.3 million for 2009 and 2010, respectively. The reasons for the increase are the same as stated for the third quarter above. Noninterest income as a percentage of average assets (annualized) was 0.67% and 0.64%, through September 30, 2010 and 2009, respectively.

Noninterest Expense

Noninterest expense increased slightly by $112 thousand, or 1.57%, to $7.2 million for the third quarter of 2010 as compared to $7.1 million for the third quarter of 2009. Professional fees have increased as a result of consulting fees related to improving credit risk management and compliance with the Agreement. This is likely to continue in the near future and decrease over time as issues are resolved. Salaries and benefits decreased to $3.6 million for the third quarter of 2010 from $4.0 million for the same period in 2009. The reason for the decrease is the reversal of the employee bonus accrual of $482 thousand. With the recent closing of four branches and employee cost reductions through attrition, salaries and benefits should remain flat in growth or slightly decrease. FDIC insurance premiums increased $109 thousand, or 57.37%, from $190 thousand in third quarter 2009 to $299 thousand in third quarter 2010. The reasons for the increase are higher premiums on FDIC insurance due to the FDIC’s Temporary Liquidity Guarantee Program (TLGP), increased volume in deposit balances, and increased FDIC rates charged on deposits. Other real estate expenses have decreased from $424 thousand in the third quarter of 2009 to $200 thousand in the third quarter of 2010. In the event future foreclosures take place and other real estate owned increases, this expense may increase and fluctuate periodically.

Noninterest expense year-to-date September 30, 2010 was $22.3 million as compared to $22.0 million for the same period in 2009, an increase of $279 thousand, or 1.27%. During 2010, we have had fewer start-up costs for branching since no new branch has been added. Year-to-date 2010, salaries and benefits have decreased to $11.1 million from $12.0 million for the same period in 2009. This is substantially related to the reversal of the former CEO’s forfeited retirement proceeds and the reversal of the employee bonus accrual in third quarter 2010. Total FDIC insurance premiums were $1.8 million versus $1.3 million for the first nine months of 2009.

Our efficiency ratio, which is defined as noninterest expense less intangible expenses divided by the sum of net interest income plus noninterest income, was 72.33% for the third quarter of 2010 as compared to 75.15% for the same period in 2009. The improved net interest income is the main contributing factor to the improved efficiency ratio along with controlled operating expenses.

Liquidity

At September 30, 2010 and December 31, 2009, we had liquid assets in the form of cash, due from banks and federal funds sold of approximately $56.9 million and $39.6 million, respectively. At September 30, 2010, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $2.4 million, which is net of those securities pledged as collateral for public funds. As opportunities arise, we are further developing an investment portfolio from excess liquid funds and for future liquidity needs. However, we are focused on increasing asset liquidity which is mostly invested in low yielding federal funds sold. There is an opportunity cost to this strategy, but after careful analysis, we have determined it is prudent in the current economy to increase highly liquid assets.

Our loan to deposit ratio was 96.81% at September 30, 2010 and 100.38% at year end 2009. We anticipate this ratio to further decrease as we reduce our loan portfolio throughout 2010 and 2011.

As additional sources of liquidity, we have used lines of credit and other funding sources available to us. At September 30, 2010, we have federal funds available for overnight borrowing under one established line of credit totaling $10.4 million. During the second quarter 2010, we terminated a $4.0 million federal funds line of credit from Center State Bank that imposed certain restrictions. In October 2010, we received notice from Community Bankers’s Bank that our unsecured $10.4 million federal funds line of credit has been discontinued, but a $10.0 million secured line is available. We are currently contemplating our decision whether we will secure or terminate the line of credit.

During the second quarter, the Bank was informed by the Federal Home Loan Bank of Atlanta that its rating was downgraded to a 9. This means that the Bank must pledge 110% of outstanding borrowings, and the Federal Home Loan Bank will conduct an on-site collateral review in the fourth quarter of 2010. The current available credit at September 30, 2010 is $92.8 million as compared to $69.6 million at December 31, 2009. The worst rating is a 10. If we are further downgraded, a 125% pledge of outstanding borrowings is required along with physical safekeeping of loan files onsite at the Federal Home Loan Bank.

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

In addition to lines of credit, we are members of the CDARs network which allows us to bid weekly on deposits and obtain additional funds for liquidity purposes. During the third quarter of 2010, we are temporarily restricted from buying funds for a liquidity funding source through the CDARs network. We expect this source of funding to be available again if and when certain key ratios improve.

To replace the loss of the federal funds lines of credit and the CDARs network, we became a participant with Qwickrate, which is an internet deposit auction service banks may use to obtain additional funds or to invest short term funds in deposits at other banks. We do not anticipate using this source, but it does provide another contingent funding source.

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

Under the newly enacted Dodd-Frank Act, FDIC coverage on noninterest bearing demand deposits was extended through December 31, 2012. We currently are participants of the Temporary Liquidity Guaranty Program that is scheduled to end at December 31, 2010 which is similar to the legislative action provided through Dodd-Frank with a few differences. In addition, this legislation provides for a permanent adoption of the $250,000 FDIC insurance limitation from the previous $100,000 amount.

Our main source of liquidity is expected to be provided by the future growth that management expects in core deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade areas and decreased loan volume. With the funding sources available and lending activities decreased, we believe we have adequate liquidity to meet our requirements and needs for the foreseeable future.

Off Balance Sheet Items

There have been no material changes during the quarter ended September 30, 2010 to the off-balance sheet items disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Contractual Obligations

There have been no material changes during the quarter ended September 30, 2010 to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks faced by the Company during the quarter ended September 30, 2010. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Failure by the Company or the Bank to comply with the requirements of their Agreement with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions can result in material and adverse regulatory sanctions and penalties. While significant progress over the past year has been made in many of the matters that are the subject of this Agreement and the Company and Bank intend to, and believe they will be able to, comply with these requirements, there can be no assurance that this will occur.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/S/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer

Date:	November 9, 2010

By:	/S/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer

Date:	November 9, 2010