Form 10-K
period 2010-12-31
NEW PEOPLES BANKSHARES INC
filed 2011-03-16
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” , “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales prices of $10.00 per share on the last business day of the second quarter of 2010 was $89,699,374.00.

The number of shares outstanding of the registrant’s common stock was 10,010,178 as of March 16, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

The Proxy Statement for New Peoples’ 2011 Annual Meeting to Shareholders, is hereby incorporated into Items 10 through 14 of this Form 10-K.

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

The Bank is headquartered in Honaker, Virginia and operates 27 full service offices in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, Wise, Lee, Smyth, and Bland; Mercer County in southern West Virginia and the eastern Tennessee counties of Sullivan and Washington. The close proximity and mobile nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia and Tennessee places these markets within our bank’s targeted trade area, as well.

We provide professionals and small and medium size businesses in our market area with responsive and technologically enabled banking services. These services include loans that are priced on a deposit relationship basis, easy access to our decision makers, and quick and innovative action necessary to meet a customer’s banking needs. Our capitalization and lending limit enable us to satisfy the credit needs of a large portion of the targeted market segment. When a customer needs a loan that exceeds our lending limit, we try to find other financial institutions to participate in the loan with us.

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

Branch Locations

We initially opened with full service branches in Honaker and Weber City, Virginia and in 1999 opened a full service branch in Castlewood, Virginia. During 2000, we opened full service branches in Haysi and Lebanon, Virginia.

During 2001, we opened branches in Pounding Mill, Virginia and Princeton, West Virginia. In 2002, we opened branch offices in Gate City, Clintwood, Big Stone Gap, Tazewell and Davenport, Virginia. During 2003, we expanded into Grundy, Dungannon, and Bristol, Virginia. We expanded into Tennessee and opened an office in Bloomingdale, Tennessee in 2003, as well. In 2004, we opened offices in Richlands, Abingdon, and Bristol, Virginia. In 2005 full service branches were opened in Bluefield and Cleveland, Virginia. During 2006, we opened full service branches in Esserville, Pound, and Lee County, Virginia and Jonesborough, Tennessee. During 2007, we opened full service offices in Bland, and Chilhowie, Virginia; and Bramwell, West Virginia. We purchased two operating branches from another bank, including deposits and loans located in Norton and Pennington Gap, Virginia in June 2007. During 2008, we opened one full service office in Bluewell, West Virginia. During 2010, as part of an initiative by the Board and Management to reduce operating expenses, we closed our offices in Bramwell, West Virginia and Cleveland, Davenport, and Dungannon, Virginia.

In order to open additional banking offices, we must obtain prior regulatory approval which takes into account a number of factors, including, among others, a determination that we have adequate capital and a finding that the public interest will be served.

Our Market Areas

Our primary market area consists of southwestern Virginia, southern West Virginia and northeastern Tennessee. Specifically, we operate in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, Wise, Lee, Smyth, and Bland; Mercer County in southern West Virginia and the eastern Tennessee counties of Sullivan and Washington (collectively, the “Tri-State Area”). The close proximity and transient nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia and Tennessee place these markets within our bank’s targeted trade area, as well.

The Tri-State Area has a diversified economy supported by natural resources, which include coal, natural gas limestone, and timber; agriculture; healthcare; education; technology; manufacturing and services industries. Predominantly, the market is comprised of locally owned and operated small businesses. The area has also been named a technology corridor. Considerable investments in high-technology communications, high-speed broadband network and infrastructure have been made which has opened the area to large technology companies and future business development potential for new and existing businesses. The area is becoming known as one of the East Coast’s new centers for electronic information technology, energy, education and emerging specialty manufacturing. Leaders in their industries are taking advantage of the low cost of doing business, training opportunities, available workforce and an exceptional quality of life experience for employers and employees alike.

Education is a priority in workplace preparedness and the Tri-State area places great emphasis on educating our regional workforce for today and jobs of the future. Starting in elementary school, students are exposed to technology resources, distance learning, robotics and math competitions, as well as STEM programs - Science, Technology, Engineering and Math. The Tri-State Area is home to numerous higher education institutions including East Tennessee State University, The University of Virginia’s College at Wise, Bluefield State College, Appalachia School of Law, Appalachia School of Pharmacy, and various private colleges and community colleges.

Educational Highlights include:

•	FastTrack software programming, IT help desk training, and advanced manufacturing technology training offered by Mountain Empire and Southwest Virginia community colleges.

•

The University of Virginia’s College at Wise, the only four-year branch of the University of Virginia, offers the state’s only undergraduate software engineering degree, one of a handful of such programs nationally.

•	IT, professional development and leadership training are offered at the Southwest Virginia Technology Development Center, also operated by The University of Virginia’s College at Wise.

•	Undergraduate and graduate degree programs are offered at the Southwest Virginia Higher Education Center in Abingdon.

Accessibility to Interstates I-77, I-81, I-26, I-64 and I-75 as well as major state and U.S. highways including US 19, US 23, US 58, US 460 and US 421 make the area an ideal location to serve markets in both the East and Mid-America. The area is strategically located midway between Atlanta-Pittsburgh, Charlotte-Cincinnati, and Richmond-Louisville, and is within a day’s drive of more than half of the U.S. population. A regional airport located in Bristol, Tennessee serves the area for commercial flights to and from major cities in the United States. General aviation airports accommodating small jet service include Lonesome Pine Regional Airport, Wise, VA; Lee County Airport, Jonesville, VA; Tazewell County Airport, Claypool Hill, VA; Virginia Highlands Airport, Abingdon, VA; and Mercer County Airport, Bluefield, WV. Rail service providers include CSX Transportation and Norfolk Southern Railways.

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

We offer a full range of short-to-medium term commercial, 1-4 family residential mortgages and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans may include secured and unsecured loans for financing automobiles, home improvements, education, personal investments and other purposes.

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

Loans by type as a percentage of total loans are as follows:

	December 31,
	2010	2009	2008	2007	2006
Commercial, financial and agricultural	15.39%	15.56%	15.26%	17.77%	18.34%
Real estate – construction	7.91%	9.41%	8.96%	5.63%	6.63%
Real estate – mortgage	68.74%	66.02%	67.04%	67.87%	65.18%
Installment loans to individuals	7.96%	9.01%	8.74%	8.73%	9.85%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

Under our underwriting guidelines, residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with our appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

Construction Loans. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, loan-to-value limitations for residential, multi-family and non-residential construction loans are in place. These are in addition to the usual credit analysis of borrowers. Management feels that the loan-to-value ratios help to minimize the risk of loss and to compensate for normal fluctuations in the real estate market. Maturities for construction loans generally range from 4 to 12 months for residential property and from 6 to 18 months for non-residential and multi-family properties.

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

Deposits. We offer a variety of deposit products for both individual and business customers. These include demand deposit, interest-bearing demand deposit, savings deposit, and money market deposit accounts. In addition, we offer certificates of deposit with terms ranging from 7 days to 60 months and individual retirement accounts with terms ranging from 12 months to 60 months.

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2010, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows: Russell County, VA – 27.72%, Scott County, VA – 36.77%, Dickenson County, VA – 24.64%, Tazewell County, VA – 9.26%, Smyth County, VA – 2.84%, Lee County, VA – 6.19%, Buchanan County, VA – 11.45%, Wise County, VA – 10.02%, city of Norton, VA – 21.98%, Bland County, VA – 27.86%, combined Washington County, VA and the City of Bristol, VA – 5.36%, Mercer County, WV – 9.92%, Sullivan County, TN – 1.07%, and Washington County, TN – 4.80%.

Employees

As of December 31, 2010, we had 362 total employees, of which 336 were full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

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

Capital Requirements. The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Bank and the Company are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. These risk-based capital standards attempt to measure capital adequacy relative to the institution’s risk profiles. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets of between 3% and 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. The principal objective of the leverage ratio is to constrain the degree to which an institution may leverage its equity capital base. In sum, the capital measures used by the federal banking regulators are:

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

The risk-based capital standards of the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered as a factor in evaluating a banking organization’s capital adequacy. Thus, the capital level of a bank can be of regulatory concern even if it is “well-capitalized” under the regulatory formula and a “well-capitalized” bank can be required to maintain even higher capital levels based on its asset quality or other regulatory concerns.

The regulators may take various corrective actions with respect to a financial institution considered to be capital deficient. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid or dividends, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. As discussed above, in October 2009 the Richmond FRB imposed a prohibition on the Bank paying dividends to preserve capital. Bank holding companies can be called upon to boost their subsidiary bank’s capital and to partially guarantee the institution’s performance under its capital restoration plan. If this occurs, capital which otherwise would be available for holding company purposes, including possible distributions to shareholders, would be required to be downstreamed to one or more subsidiary bank. In this respect, the Richmond FRB also notified New Peoples that we must defer dividends on our trust preferred issuances which we did as of October 2009. As of December 31, 2010, the Bank was “well capitalized,” with a Total Capital ratio of 10.91%; a Tier 1 Capital ratio of 9.63%; and a leverage ratio 6.89%.

In addition, under the terms of the Written Agreement, both the Company and the Bank have agreed to submit capital plans to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company has agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the

U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Our Company’s size and no on-balance sheet foreign exposure excludes us from the requirements of Basel III. However, we anticipate that the Dodd-Frank Act will impose higher capital standards at a future date in time.

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

Loans to Insiders. The Bank is subject to rules on the amount, terms and risks associated with loans to executive officers, directors, principal shareholders and their related interests.

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

Essentially GLBA removed many of the limitations on affiliations between commercial banks and their holding companies and other financially related business that had been in place since the Depression. Recently, this effect of GLBA has been the subject of controversy and cited as one of the causes of the financial services crisis. As a result, The Dodd-Frank Act (as discussed later) addressed some of the criticized aspects of GLBA, but not in a way that would materially affect us.

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

Privacy and Fair Credit Reporting. Financial institutions, such as the Bank, are required to disclose their privacy policies to customers and consumers and require that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with nonaffiliated third persons. The Bank also requires business partners with whom it shares such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of applicable law. In addition to adopting federal requirements regarding privacy, individual states are authorized to enact more stringent laws relating to the use of customer information. To date, Virginia has not done so. These privacy laws create compliance obligations and potential liability for the Bank.

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

American Recovery and Reinvestment Act of 2009. The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP Capital Purchase Program recipients until the institution has redeemed the preferred stock, which TARP Capital Purchase Program recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. Because we did not participate in TARP, we are not affected by these changes.

Federal Deposit Insurance Corporation. The Bank’s deposits are insured by the Deposit insurance Fund, as administered by the FDIC, to the maximum amount permitted by law. In October 2008, deposits at FDIC-insured institutions temporarily became insured up to at least $250,000 per depositor. The Dodd-Frank Act passed in 2010 made this increase permanent. In addition, it provides for unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions. Due to the increased number of bank failures resulting from the credit crisis and severe recession, FDIC premiums have materially increased and are likely to increase further. This is a significant expense for us and is likely to continue to be.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau (CFPB), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It will also oversee the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions such as the Company and the Bank, the CFPB will coordinate its examination activities through their primary regulators.

The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. In addition, the Federal Reserve must issue new rules that will have the effect of limiting the fees charged to merchants by credit card companies for debit card transactions. The result of these rules will be to limit the amount of interchange fee income available to the Company. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.

Although the Dodd-Frank Act provisions themselves are extensive, the ultimate impact on the Company of this massive legislation is unknown. The Act provides that several federal agencies, including the Federal Reserve and the Securities and Exchange Commission, shall issue regulations implementing major portions of the legislation, and this process is ongoing.

Subsequent Events

On March 16, 2011 two of our directors, Harold Lynn Keene and B. Scott White, loaned the Company a total of $4.95 million (“director loans”). Subsequent to receiving regulatory approval the Company on March 16, 2011 used the proceeds of the director loans to retire the Company’s existing indebtedness to the FDIC as receiver for Silverton Bank as discussed in Note 20 to the Company’s consolidated financial statements included in this Annual Report on Form 10K. The director loans are unsecured and have a stated maturity of December 31, 2011 with interest payable at maturity or conversion at the variable rate equal to the Wall Street Journal prime rate which was 3.25% on March 16, 2011. The Company is obligated to convert the director loans into the Company’s common stock ($2.00 par value) if, before their stated maturity, the Company conducts an offering of its common stock. If this occurs, the director loans would be converted at the same price per share at which common stock is offered. If the Company does not conduct an offering prior to the stated maturity of the director loans, the Company has the option, but not the obligation, to convert the director loans into shares of its common stock within 30 days of the stated maturity at a price per share to be established by the Company’s Board of Directors. The Company believes the director loans are on more favorable terms to the Company than could be obtained from unrelated parties.

Item 1A.	Risk Factors

On July 29, 2010, we entered into a “Written Agreement” with the Reserve Bank and the Bureau. This is a form of regulatory enforcement. It imposes significant requirements and restrictions on us. Failure to comply could result in additional regulatory enforcement actions which would severely and adversely affect us.

We have entered into the Written Agreement with the Reserve Bank and the Bureau by which we have committed ourselves to taking specified actions within specified periods of time to improve our safety and soundness in light of our current diminished asset quality, earnings, and liquidity. The Written Agreement affects our management, operations, business and financial condition and requires us to take certain actions and achieve certain results which we may fail to do notwithstanding our best efforts. Taking these actions could materially and adversely affect shareholders as they are designed to protect depositors, not necessarily shareholders. In any event, compliance efforts will occupy significant management time and effort and distract from management’s ability to carry out our regular business and impose additional costs. This could also have an adverse effect on us even if we achieve full compliance with the requirements of the Written Agreement. Failure to take actions or achieve the required results under the Written Agreement would likely lead to additional enforcement actions by the banking regulators which could materially and adversely affect us.

Difficult market conditions have adversely affected our industry and us.

Continued declines in the real estate market over the past year after the previous dramatic declines, with falling prices and increasing foreclosures, stubbornly high unemployment and under-employment, and the generally depressed economy have negatively impacted the credit performance of loans (particularly real estate related loans) and resulted in significant write-downs of asset values by financial institutions, including us. (We discuss our real estate exposure below.) These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced available funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and retailers and lack of confidence in the financial markets adversely affect our business and results of operations. Continuing market depression or stagnation may reduce yet further consumer confidence levels and may cause additional adverse changes in payment patterns, causing increases in delinquencies and default rates generally and among consumers and commercial businesses specifically, which may negatively impact our charge-offs and provision for credit losses even more. In sum, worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

We have a high concentration of loans secured by real estate and the downturn in the real estate market, should it deepen or be extended, could result in additional losses and materially and adversely affect our business, financial condition, results of operations and future prospects further.

A significant portion of our loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2010, approximately 76.65% of our loans has real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. As a result, the recession, particularly as it has affected the real estate market as discussed above, has impacted us very negatively. Further adverse changes in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and result in further under-collateralization in our portfolio. In such a case, as discussed below, it would be likely that we would be required to increase our provision for loan losses beyond current provisions, which would negatively affect our results of operations and impact capital. Liquidation of collateral securing a loan to satisfy the debt during a period of reduced real estate values diminishes our ability to recover fully on defaulted loans by foreclosing and selling the real estate collateral and we would be more likely to suffer losses on defaulted loans. These circumstances could further adversely affect our return to profitability and financial condition.

Additional provisions for our allowance for loan losses because of economic, regulatory or other circumstances may adversely affect our results of operations.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and analysis of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. As discussed above, the amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed our current estimates even though we made substantial increases in our loan loss reserve in 2009 and 2010. In addition, because of the severity of recession and its ongoing effects on our loan portfolio, it is more difficult for us to adequately identify and measure risk associated with establishing the allowance for loan losses because, among other things, historical factors are not as reliable as guidelines. Thus, the identification and measurement of risk in our loan portfolio depends on our ability to establish appropriate processes and credit culture for the difficult environment we are in. We cannot assure that we can achieve this. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, for the reasons discussed here, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses have a material impact on our financial performance. In light of these factors we may have to make additions to our loan loss reserve levels, which may affect our short-term earnings.

Also, Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could also have a negative effect on our operating results.

In January 2011 we completed a “stress test” on our loan portfolio conducted by a third party. The stress test reflects the conclusion that over a two year period the Bank would remain “well capitalized” under bank regulatory classifications at September 30, 2012 in the “medium” potential loss scenario. This would not be the case (and the Bank would not be “well capitalized”) if credit losses exceed those projected for the medium case scenario.

We employed a third party to conduct an independent assessment of the level of risk within the Bank’s credit portfolio, or a “stress test.” We received a draft of the stress test results in January 2011. The stress test forecasted potential credit losses for three scenarios over a two year period: Low, medium and high. In the case of both the low and medium scenarios the Bank can sustain the projected losses and remain “well capitalized” within the regulatory capital classifications for financial institutions, although in the medium scenario there would be shortfall if the Bank intended to maintain a cushion above the “well capitalized” level. In the high scenario the Bank would not be “well capitalized” and would have a significant shortfall to have a capital cushion above that level. Stress tests involve complicated analyses and economic and other projections and assumptions which can render conclusions which are materially different from actual results. There can be no assurance, therefore, that the results of the stress test accurately predict the actual credit losses that the Bank may incur or the effects of such losses on the Bank’s capital.

Our prior growth may increase the risk of credit defaults in the future, which would adversely affect our financial condition and results of operation.

The historical growth in our loan portfolio, including past expansions into new markets and the participation in loans outside our markets, increase credit risk. Rapidly growing loan portfolios are, by their nature, less seasoned and may be more adversely affected by the economic recession. Also, estimating loan loss allowances in this type of portfolio is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. In addition, some of our loan participations are in markets more severely affected by the recession. Because of these factors and the slow economic recovery, the current level of delinquencies and defaults may not be representative of the level that will prevail, which may be significantly higher than current levels. As discussed below, a higher rate of delinquencies or defaults on loans than currently anticipated could cause us to increase our provision for loan losses and otherwise negatively affect our financial condition, results of operations and financial prospects.

Liquidity is important to financial institutions, and our financial condition as well as regulatory actions could adversely affect us in this respect.

The ability of a financial institution to make loans, return funds to our depositors as required and to meet our funding commitments depends to a large measure on a stable deposit base and access to other sources for borrowing such as advances from the Federal Home Loan Bank of Atlanta, overnight federal funds, repurchase agreements and other credit sources. The market factors discussed above, our performance in the difficult economic environment and the actions of regulatory authorities in response to these conditions, such as the Written Agreement, and including the current regulatory prohibition on the payment of dividends and incurrence of debt, have resulted and may result in further diminished access by us to these liquidity sources, in turn affecting our ability to fund our business.

Recent levels of market volatility were unprecedented and could return.

The capital and credit markets have recently experienced unusually high levels of volatility and disruption, although this appears recently to have stabilized somewhat. In 2008, the volatility and disruption reached unprecedented levels. The markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength although it was particularly difficult for issuers lacking underlying financial strength. If these levels of market disruption and volatility return, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access additional capital, on dilution to our then existing shareholders if we require additional capital, and on our business, financial condition and results of operations.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations.

We are a customer-focused and relationship-driven organization, and we expect to remain such. But, as we now rely less than before on character and collateral-based lending, we must infuse new credit related policies throughout the organization. This requires the leadership of our senior management team. In addition, the economic recession and associated enhanced regulatory oversight require a management team with dedication and experience to work through the issues we face as a result. We do not have employment agreements with our executives and this could increase the chance of losing some key employees. However, even if we did have such agreements this would not necessarily assure that we will be able to continue to retain the services of our key executives. The unexpected loss of any of our key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings and a reduced ability to deliver desired changes in our organization.

We depend on our ability to attract key personnel as we adjust to a changing banking environment and the way we do business.

The economic and regulatory factors we have pointed out and the resulting changes in our policies and culture also may necessitate the hiring of employees having additional expertise particularly in respect to identifying and addressing credit matters affected by the recession and our previous growth and policy changes. We may be unable to attract these persons under existing circumstances and this could impair our ability to satisfy regulatory requirements and restore our earnings to more traditional levels.

We have two trust preferred issues outstanding. We have suspended our payments on these securities to preserve capital and liquidity and comply with the Written Agreement.

In 2004, we issued $11.3 million in floating rate trust preferred securities offered by NPB Capital Trust 1, a wholly owned subsidiary. These securities have a floating rate of 3 month LIBOR plus 260 basis points which resets quarterly. The current rate at December 31, 2010 is 2.89%. In 2006 we issued an additional $5.2 million in floating rate trust preferred securities offered by NPB Capital Trust 2, a wholly owned subsidiary. Those securities have a floating rate of 3 month LIBOR plus 177 basis points which resets quarterly. The current rate at December 31, 2010 is 2.06%. These securities mature in 30 years and are redeemable in whole or part, at New Peoples’ option after 5 years. To preserve capital and liquidity at the Bank, in October 2009, the Reserve Bank cut off dividends by the Bank to the Company and the Company suspended payments on the trust preferred securities accordingly. The current Written Agreement contains similar dividend prohibitions. We are permitted to defer principal and interest payments on the trust preferred securities for up to 5 years without causing a default. We believe we will be able to resume principal and interest payments within this window. But if we cannot, we would probably not be able to repay the amounts owed on these securities upon acceleration of their maturity.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions which could affect us. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Changes in interest rates could have an adverse effect on our income, particularly if we have a period of sustained higher interest rates.

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

We may not be able to raise additional capital on terms favorable to us or at all.

Changes in capital requirements arising from enhanced capital ratios imposed by regulatory authorities either upon the banking industry generally or upon us specifically due to asset quality or other factors may require us to raise additional capital. As well, we may need additional capital to support our business or to repay our obligations such as the Trust Preferred securities referred to above. We may not be able to raise additional funds through the issuance of more common stock or other securities. Even if we are able to obtain additional capital, the sale of more common stock or other securities will probably dilute our shareholders.

Our reputation as a safe and sound financial institution is an important factor in our success and could be damaged by circumstances some of which we do not control.

We, like all financial institutions, have an important stake in our good reputation among customers, investors and other constituencies. Damage to our reputation can occur under many circumstances. Some of these we can control and some, like litigation or regulatory actions, we cannot fully control. Should any such circumstances arise our business could be adversely affected to the extent our reputation is negatively impacted. In this respect in 2007 our former CEO and a Senior Vice President, without authority, engaged a third party to act as a middleman to buy stock from some of the shareholders who had expressed an interest in selling and to sell that stock to a purchaser who had expressed an interest in buying our stock. Some of the stock was purchased by the middleman at a price less than that paid by the buyer. Subsequently, both employees were terminated and we reimbursed the selling shareholders who did not receive the highest price paid by the buyer for the difference. Our former CEO and the Senior Vice President have pled guilty to conspiring to commit insider trading and money laundering. After concluding our investigation, we acted to protect our shareholders and our reputation in the community, but events like these can adversely affect our standing and ultimately our business.

Regulatory oversight limits our ability to grow our business and requires us to focus on protection of depositors even if it disadvantages our shareholders.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. These agencies examine financial and bank holding companies and commercial banks, establish capital and other financial requirements and approve new branches, acquisitions or other changes of control. As a financial institution our ability to establish new banks or branches or make acquisitions is conditioned on receiving required regulatory approvals from the applicable regulators. However, we are subject to even tighter regulatory scrutiny by virtue of the Written Agreement. While the Written Agreement is in force we are not likely to be approved for any expansion and we are not likely to seek such approval given our focus on asset quality and credit related issues. In addition, regulatory examination standards - particularly in respect to loans - and capital requirements have been enhanced as a result of the severe economic downturn. This regulatory oversight is intended to protect depositors and not necessarily shareholders. Failure to comply with laws, regulations, policies or standards could result in sanctions by regulatory agencies, civil money penalties and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operation.

The Bank’s ability to pay dividends and make other payments to the Company is subject to regulatory restrictions. The Company also is restricted from taking on new debt. These restrictions impact the Company’s ability to service obligations and meet operating expenses.

The Company is a separate legal entity from the Bank and our other subsidiaries and the Company does not have significant operations of its own. The Company depends on the Bank’s cash and liquidity as well as dividends paid by it to pay its operating expenses and other obligations. The Written Agreement imposed restrictions which prevent the Bank from paying dividends or otherwise making payments to the Company which would reduce the Bank’s capital. This adversely impacts the Company because these dividends and payments were a major source of the Company’s income. Consequently, the inability to receive dividends and payments from the Bank adversely affects our financial condition and cash flows. Similarly, the Written Agreement prevents the Company from taking on new debt without prior regulatory approval. While the bank regulators did approve two new loans in December, 2010 by two of our directors to enable the Company to meet current obligations there is no assurance that such regulatory approvals will be obtainable in the future should they be needed.

The financial services industry is subject to extensive regulation, which is undergoing major changes.

The financial services industry is subject to extensive regulation, which is undergoing major changes. As a financial services firm, we are subject to financial services laws, regulations, corporate governance requirements, administrative actions and policies in each location in which we operate. Banking regulators have broad and largely discretionary powers, which include prohibiting “unsafe or unsound” practices; requiring affirmative actions to correct any violation or practice; issuing administrative orders that can be judicially enforced; directing increases in capital; directing the sale of subsidiaries or other assets; limiting dividends and distributions; restricting growth; assessing civil monetary penalties; removing officers and directors; and terminating deposit insurance. These actions and other regulatory requirements could have a material adverse effect on us. In 2009, as many emergency government programs slowed or wound down, global regulatory and legislative focus generally moved to a second phase of broader reform and a restructuring of financial institution regulation. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act enacts a major overhaul of the current financial institution regulatory system. Compliance with the changes in applicable regulation as a result of the Dodd-Frank Act could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Such changes could also result in us becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our creditors.

The financial services industry’s profitability may be adversely affected by a market downturn and by monetary and other policies adopted by various governments and international bodies.

The profitability of the financial services industry may be adversely affected by a worsening of general economic conditions in domestic and international markets and by monetary, fiscal, regulatory or other policies that are adopted by various governmental authorities and international bodies, including the Federal Reserve, FDIC, the OCC, the OTS and state banking commissions. Monetary policies have had, and will continue to have, significant effects on the operations and results of financial services institutions. There can be no assurance that the net interest income of a particular financial services institution will not be materially and adversely affected in a changing interest rate environment. Factors such as the liquidity of the global financial markets, the level and volatility of prices of financial instruments, investor sentiment and the availability and cost of credit may significantly affect the activity levels of customers with respect to size, number and timing of transactions. A market downturn would likely lead to a decline in the volume of transactions that financial institutions execute for their customers and thus lead to a decline in revenues from fees, commissions and spreads.

Because of stresses on the FDIC’s Deposit Insurance Fund, the FDIC has recently imposed, and could impose in the future, additional assessments on the banking industry.

The current financial crisis has caused the FDIC’s Deposit Insurance Fund, or DIF, to fall below required minimums. Because the FDIC replenishes the DIF through assessments on the banking industry, we anticipate that the FDIC will likely maintain relatively high deposit insurance premiums for the foreseeable future. The FDIC has recently imposed a special deposit insurance assessment on the banking industry, and there can be no assurance that it will not do so again. It also required banking organizations to “pre-pay” deposit insurance premiums in order to replenish the liquid assets of the DIF, and may impose similar requirements in the future. High insurance premiums and special assessments will adversely affect our profitability.

The Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009 may not stabilize the United States financial system.

The capital and credit markets have been experiencing volatility and disruption for more than two years, and in some cases the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted. The primary purpose of the law was to provide relief to the United States economy by giving the United States government the authority to develop programs to increase the supply of credit to the United States economy and to generally stabilize economic conditions. A number of programs were developed under the law, including the Troubled Asset Relief Program and the related Capital Purchase Program. In order to continue stabilizing the economy and in an effort to encourage economic growth, President Obama signed into law the American Recovery and Reinvestment Act of 2009 on February 17, 2009. This act has several provisions designed to stimulate the economy, and also contains provisions modifying or expanding upon the Emergency Economic Stabilization Act of 2008.

The Troubled Asset Relief Program and the related Capital Purchase Program are winding down and many financial institutions that participated in the Capital Purchase Program have repaid their borrowed Capital Purchase Program funds to the Treasury but many –particularly community banks- have not. So-called TARP banks entering the market in the near future to obtain capital to repay the Capital Purchase Program fund may increase the cost of available capital to us should we also need to obtain capital at the same time even though we did not participate in the TARP program. We also do not know what actual impact the laws and this wind-down will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the laws to help stabilize or stimulate the financial markets and a continuation or worsening of current financial market conditions could materially adversely affect our business, financial condition, results of operations and prospects.

In addition, the Obama Administration issued a white paper, “Financial Regulatory Reform—A New Foundation: Rebuilding Financial Supervision and Regulation,” that provides recommendations for overhauling the nation’s financial regulatory system in the wake of the global financial crisis. The plan urged Congress and regulators to adopt sweeping changes to financial sector regulation and oversight, dramatically increasing the federal government’s role in nearly every aspect of the financial markets. The Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010, enacts a major overhaul of the current financial institution regulatory system. There can be no assurance that the Dodd-Frank Act or any other future legislative or regulatory initiatives will be successful at improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences, including resulting in additional restrictions, oversight or costs that may have an adverse effect on our business, financial condition, results of operations and prospects.

We may be adversely affected by economic conditions in our markets.

Our banking operations are located primarily in the Virginia counties of Buchanan, Dickenson, Lee, Russell, Scott, Smyth, Tazewell, Washington, and Wise, the West Virginia county of Mercer and the Tennessee counties of Sullivan and Washington. Because our lending is concentrated in this market, we will be affected by the general economic conditions in the area. Changes in the local economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. We believe we have made changes to enhance our ability to reduce the effects of economic downturns in our market on future lending but there can be no assurance of this. Significant further decline in general economic conditions in our market caused by inflation, recession, unemployment or other factors beyond our control would have an additional impact on the demand for banking products and services generally, which could negatively affect our financial condition and performance and are beyond our control. Although our market area is somewhat economically diverse, in certain areas the local economies are more reliant upon agriculture and coal mining. To the extent an economic downturn disproportionately affects these two industries, the above-described negative effects could be exacerbated.

Through loan participations we acquired, we also have lending exposure in the Coastal Carolina market which has been particularly impacted by the real estate recession. Although we do not intend to take on further business in this market additional market declines could adversely affect us further.

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by us and our subsidiaries, which could hurt our business.

Our business operations are centered primarily in Virginia, West Virginia, and Tennessee. Many competitors offer the types of loans and banking services that we offer. These competitors include savings associations, national banks, regional banks and other community banks. Increased competition within this region may result in reduced loan originations and deposits irrespective of the recovery in the economy. Ultimately, we may not be able to compete successfully against current and future competitors. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. These competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and to mount extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than us, may be able to offer the same loan products and services that we offer at more competitive rates and prices. If we are unable to attract and retain banking clients, we may be unable to resume the Bank’s loan and deposit growth when circumstances permit and our business, financial condition and prospects may be negatively affected even if we are successful in addressing our credit related and regulatory issues.

Also, many competitors are not subject to the regulatory restrictions we currently face and may be in a stronger competitive position as a result.

Based on historical factors we believe we are well positioned to compete in our markets and return to historical levels of earnings once we weather the current recession but there can be no assurance of this.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control, we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Even so, we are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

Item 1B.	Unresolved Staff Comments

As of March 16, 2011 there were no unresolved comments from the staff of the SEC with respect to any of New Peoples’ periodic or current reports.

Item 2.	Properties

At December 31, 2010, the Company’s net investment in premises and equipment in service was $34.1 million. Our main office and operations center is located in Honaker, Virginia. This location contains a full service branch, and our administration and operations center.

The Bank owns all of its 27 full service branches. The owned properties in Virginia are located in Abingdon, Big Stone Gap, Bluefield, Bland, Bristol, Castlewood, Chilhowie, Clintwood, Gate City, Grundy, Haysi, Honaker, Jonesville, Lebanon, Norton, Pennington Gap, Pound, Pounding Mill, Richlands, Tazewell, and Weber City. Offices in Princeton, West Virginia and Bloomingdale and Jonesborough, Tennessee are also owned by the Bank.

The Bank owns a location in Dungannon, Virginia that half of the location was used for a branch location until its closure during 2010. The other half of the location is currently being leased. The Bank owns additional property in Princeton, West Virginia that is being developed for a future full service branch location. The Princeton location is anticipated to operate as a full service branch in the distant future.

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

The Bank acts as the transfer agent for New Peoples. At present, there is no public trading market for our common stock. Trades in our common stock occur sporadically on a local basis and typically small volumes of stock is traded.

The high and low prices at which our common stock has traded known to us for each quarter in the past two years are set forth in the table below. These prices are obtained through inquiry by our stock transfer agent of shareholders transferring stock. Other transactions may have occurred at prices about which we are not aware.

	2010		2009
	High	Low	High	Low
1st quarter	$10.00	$6.67	$12.00	$9.00
2nd quarter	10.00	6.00	12.00	10.00
3rd quarter	10.00	6.00	12.00	6.56
4th quarter	8.00	4.00	10.00	4.66

The most recent sales price of which management is aware was $8.00 per share on February 3, 2011.

(b)	Holders

On March 16, 2011, there were approximately 4,416 shareholders of record.

(c)	Dividends

In order to preserve capital to support our growth in the past we have not paid cash dividends. The declaration of dividends in the future will depend on our earnings and capital requirements and compliance with regulatory mandates. We are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Moreover, the Written Agreement we have with the banking regulators prohibits the Company from paying any cash dividends and the Bank’s ability to pay dividends to the Company. So long as these restrictions remain in place the Company will not pay any cash dividends. Thereafter, the Company may or may not pay cash dividends depending on various factors including capital needs, earnings, and other factors our Board of Directors deems relevant. As a result, we do not anticipate paying a dividend on our common stock in 2011. See Note 3, Note 15 and Note 22 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

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

The following graph compares the Company’s cumulative shareholder return on its Common Stock, assuming an initial investment of $100 and reinvestment of all dividends, with the cumulative return on the S&P 500, the NASDAQ Composite, and SNL Securities Bank and Thrift Index using the same assumptions, as of December 31 of each year since December 31, 2005.

New Peoples Bankshares, Inc.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
New Peoples Bankshares, Inc.	100.00	93.33	104.00	108.33	86.67	34.67
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank and Thrift Index	100.00	116.85	89.10	51.24	50.55	56.44

Source: SNL Financial LC, Charlottesville, VA

Item 6.	Selected Financial Data

The following consolidated summary sets forth selected financial data for us for the periods and at the dates indicated. The selected financial data has been derived from our annual financial statements on Form 10-K. The following is qualified in its entirety by the detailed information and the financial statements included elsewhere in this Form 10-K.

	At and For the Year Ended December 31,
(Amounts in thousands, except per share data)	2010	2009	2008	2007	2006
Balance Sheet
Total Assets	$857,280	$857,910	$807,898	$765,951	$635,819
Gross loans	711,804	763,570	721,174	682,260	569,198
Allowance for loan losses	(22,027)	(18,588)	(6,904)	(6,620)	(4,870)
OREO	12,785	5,643	2,496	2,051	1,181
Deposits	766,080	760,714	705,688	657,033	572,187
Total Borrowings	45,829	46,779	47,991	58,930	16,496
Shareholders’ equity	42,616	46,619	50,323	45,249	42,346

Summary of Operations
Interest Income	48,169	50,378	52,317	51,447	41,280
Interest Expense	13,898	18,563	23,095	25,738	19,393

Net interest income	34,271	31,815	29,222	25,709	21,887
Provision for possible loan losses	15,631	12,841	1,500	3,840	1,277
Non-interest income	5,934	5,449	6,162	4,651	3,460
Non-interest expense	30,972	29,847	27,231	23,674	19,805

Income (Loss) Before Income Taxes	(6,398)	(5,424)	6,653	2,846	4,265
Income Tax Expense (Benefit)	(2,426)	(1,738)	1,916	(24)	1,175

Net income (Loss)	$(3,972)	$(3,686)	$4,737	$2,870	$3,090

Per Share Data (1)
Book Value	$4.26	$4.66	$5.03	$4.54	$4.25
Tangible Book Value	3.82	4.21	4.56	4.06	4.25
Net Income (Loss), Basic	(0.40)	(0.37)	0.47	0.29	0.31
Net Income (Loss), Diluted	(0.40)	(0.37)	0.46	0.28	0.30
Cash Dividends	$—	$—	$—	$—	$—
Basic Shares Outstanding	10,009,468	10,008,943	9,980,348	9,957,949	9,931,713
Diluted Shares Outstanding	10,009,468	10,008,943	10,234,909	10,371,577	10,384,100

Profitability Ratios
Return (Loss) on Average Assets	(0.46%)	(0.44%)	0.61%	0.42%	0.54%
Return (Loss) on Average Equity	(8.59%)	(7.37%)	9.98%	6.60%	7.61%
Net Interest Margin (2)	4.37%	4.14%	4.13%	4.11%	4.11%
Efficiency Ratio	76.71%	80.10%	76.55%	77.98%	78.14%

Liquidity Ratios
Total Loans to Deposits	92.92%	100.38%	102.19%	103.84%	99.48%
Noninterest Bearing Deposits to Total Deposits	11.46%	11.61%	13.53%	12.74%	12.50%
Nonbrokered Deposits to Total Deposits	97.41%	96.68%	98.96%	100.00%	100.00%

Capital Adequacy Ratios
Total Equity to Total Assets	4.97%	5.43%	6.23%	5.91%	6.66%
Leverage Ratio	5.82%	6.14%	7.72%	7.22%	8.94%
Tier 1 Capital	8.14%	8.12%	9.50%	8.73%	10.84%
Total Risk-Based Capital	10.01%	9.83%	10.78%	10.29%	12.20%

Asset Quality Ratios
Net Charge-Offs to Average Loans	1.64%	0.15%	0.17%	0.34%	0.07%
Nonperforming Loans to Total Loans	5.89%	3.74%	0.89%	0.47%	0.21%
Nonperforming Assets to Total Assets	6.38%	3.99%	1.11%	0.69%	0.38%
Allowance for Loan Losses to Gross Loans	3.09%	2.43%	0.96%	0.97%	0.86%
Allowance for Loan Losses to Nonperforming Loans	52.56%	65.02%	107.09%	206.04%	400.82%

Other Data
Number of Branch Offices	27	31	31	30	25
Number of Employees	362	367	377	371	328

(1)	We have adjusted all share amounts and per share data to reflect a 13 for 10 stock split effected in the form of a stock dividend in September 2007.
(2)	Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents our net yield on our earning assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from projections include:

•	the success or failure of our efforts to implement our business plan;

•	achieving and maintaining compliance with the Written Agreement between us and the banking regulators;

•	any required increase in our regulatory capital ratios;

•	satisfying other regulatory requirements that may arise from examinations, changes in the law and other similar factors;

•	any required increase to our loan loss reserve;

•	the difficult market conditions in our industry;

•	the unprecedented levels of market volatility;

•	the effects of soundness of other financial institutions;

•	the uncertain outcome of recently enacted legislation to stabilize the U.S. financial system;

•	the potential impact on us of recently enacted legislation;

•	the lack of a market for our common stock;

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	success in increasing capital to support our financial condition resulting from the recession;

•	maintaining cost controls and asset qualities as we open or acquire new branches;

•	the successful management of interest rate risk;

•	changes in interest rates and interest rate policies;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	our ability to attract additional talent we may need;

•	changes in general economic and business conditions in our market area;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by us;

•	changing trends in customer profiles and behavior;

•	changes in governmental regulations, tax rates and similar matters; and

•	other risks which may be described in our future filings with the SEC.

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2010 and 2009 as well as results of operations for the years ended December 31, 2010, 2009 and 2008. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

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

Written Agreement

The Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions. Under this Agreement, the Bank has agreed to develop and submit for approval within specified time periods written plans to: (a) strengthen board oversight of management and the Bank’s operation; (b) if appropriate after review, to strengthen the Bank’s management and board governance; (c) strengthen credit risk management policies; (d) enhance lending and credit administration; (e) enhance the Bank’s management of commercial real estate concentrations; (f) conduct ongoing review and grading of the Bank’s loan portfolio; (g) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $1 million which are now or in the future become past due more than 90 days, which are on the Bank’s problem loan list, or which are adversely classified in any report of examination of the Bank; (h) review and revise, as appropriate, current policy and maintain sound processes for maintaining an adequate allowance for loan and lease losses; (i) enhance management of the Bank’s liquidity position and funds management practices; (j) revise its contingency funding plan; (k) revise its strategic plan; and (l) enhance the Bank’s anti-money laundering and related activities.

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

Written Agreement Progress Report

We are aggressively working to comply with the Agreement and have timely submitted each required plan by its respective deadline. We have hired an independent consultant to assist us in these efforts and the following actions have taken place:

1.	With regard to corporate governance, we have established a weekly Director’s Loan Committee to oversee all loan approvals and all loan renewals, extensions and approvals. This has enabled the Board to increase its oversight of the Bank’s largest credit exposures and problem credits, and enhanced the monitoring and compliance with all loan policies and procedures. Secondly, we have enhanced our reporting of credit quality to the board.

2.	The requirement to assess the Board and management has been completed by an independent party. A report has been issued to the Board and recommendations are being followed. In September 2010, our President and CEO was added as a member of the Board and in November 2010, Eugene Hearl was added as a member of the Board. Mr. Hearl has over 40 years banking experience as President and CEO for two community banks and Regional President of a large regional financial institution. In addition, further training of the Board has been implemented and will be ongoing. A succession plan is also in development.

3.	In the month of September 2010, a newly revised strategic plan and a capital plan were completed and submitted to our regulators. The 2011 Budget was submitted to our regulators in the fourth quarter of 2010.

4.	Loan policies have been revised; an online approval and underwriting system for loans has been implemented; underwriting, monitoring and management of credits and collections have been enhanced; frequency of external loan reviews increased; and the focus on problem loans intensified at all levels in the organization. As a result, we are more timely in identifying problem loans. In the future, continuing these procedures should strengthen asset quality substantially. Further training of lending personnel is ongoing regarding proper risk grading of credits and identification of problem credits.

5.	Enhanced loan concentration identification and new procedures for monitoring and managing concentrations have been implemented. Loan concentration targets have been established and efforts continue to reduce higher risk concentrations. In particular construction and development loans and commercial real estate loans have been reduced and continue to decrease toward acceptable levels as determined by the new policies.

6.	To strengthen management of credit quality and loan production, we added a new Chief Credit Officer, Stephen Trescot, in the first quarter of 2011 who brings vast credit administration experience to our management team. Sharon Borich, our former Chief Credit Officer, assumed the role of Senior Lending Officer with oversight of loan production and business development which is her area of expertise. In addition to new lending policies and procedures, the management of all real estate development projects and draws has been centralized. The credit analysis function has been restructured. Originally a part of credit administration, it is now a part of the newly created commercial loan division. The credit analysis function lead by a seasoned lead analyst and staffed with three junior analysts, reviews new and renewed loan relationships of $250 thousand or more prior to approval and annually reviews relationships of $500 thousand or more.

7.	We have retained an independent third party to perform loan reviews on a quarterly basis to complement our internal review process and have engaged them to perform this function in 2011. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period.

8.	To support the focus on problem credit management we hired a new Vice President to manage the Special Assets division which reports to the Chief Credit Officer. This division is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, watch list credits, and the Bank’s legal department. New reporting and monitoring is conducted monthly by this division to the Board of any significant changes to problem assets and, quarterly, the Board receives written action plans and status updates of the Bank’s twenty largest problem credits. A monthly management watch list committee has been established to actively manage and monitor these credits.

9.	A new allowance for loan loss model was implemented and reviewed independently during 2010. The Board has approved a new allowance for loan loss policy. In the third quarter of 2010, we further increased the allowance for loan losses by $4.2 million specifically related to increased environmental impacts related to internal processing factors and external economic factors that have dramatically affected the loan portfolio due to the lengthened recession and very slow recovery.

10.	We have significantly increased our asset based liquidity sources throughout 2010 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

Total assets were $857.3 million, total loans were $711.8 million, and total deposits were $766.1 million at December 31, 2010. The Company had a total net loss after tax of $4.0 million or $0.40 per basic share and per diluted share for the year ended December 31, 2010 as compared to net loss of $3.7 million, or $0.37 per basic and per diluted share for the year ended December 31, 2009. The annualized return on average assets for the fiscal year 2010 was (0.46)% as compared to (0.44)% for the same period in 2009. The annualized return on average equity was (8.59)% for the fiscal year 2010 and (7.37)% for the same period in 2009.

The net loss for the year ending 2010 is directly related to two increased expense categories, provision for loan losses and other real estate owned related expenses. The provision for loan losses increased $2.8 million, or 21.73%, to $15.6 million in 2010 as compared to $12.8 million in 2009. We did this in light of the current economic circumstances, including the anemic recovery and continuing increases in non-performing loans. At December 31, 2010, our allowance for loan loss totaled $22.0 million, or 3.09% of total loans, as compared with $18.6 million, and 2.43% of total loans, in 2009. Net charge-offs year-to-date for 2010 as a percentage of total average loans were 1.64% as compared to 0.15% in 2009. In addition to the increase in net charge offs in 2010, we experienced an increase in impaired loans to $91.5 million with an estimated allowance of $9.5 million for potential losses at December 31, 2010 as compared to $30.1 million in impaired loans with an estimated allowance of $8.8 million at the end of 2009. These factors underlay the increase in the allowance for loan loss leading to the net loss for 2010. Given the current high level of unemployment, slow economic recovery and level of non-performing loans, we believe the increased allowance to be appropriate and adequate. The second contributing factor to the net loss for 2010 is related to a $740 thousand increase in other real estate owned property expenses which totaled $1.7 million in 2010 as compared to $1.0 million in 2009. In 2010, due to decreased real estate market values, we wrote down other real estate owned properties $987 thousand.

The Bank remains well capitalized as defined by regulatory agencies. The following ratios existed at December 31, 2010: Tier 1 leverage ratio of 6.89%; Tier 1 risk based capital ratio of 9.63%; and Total risk based capital ratio of 10.91%. We anticipate continued capital growth through retained earnings and slower asset growth in the near future.

The ratio of nonperforming assets to total assets is 6.31% at December 31, 2010 in comparison to 3.99% at December 31, 2009. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $54.1 million at December 31, 2010 and $34.2 million at December 31, 2009. The majority of these assets are real estate development projects both inside and outside of our market area. Ones outside our market area are primarily in the coastal Carolinas. In addition, there are also some similar projects located in Northeastern Tennessee. We are undertaking aggressive efforts to work out these credits. However, this will take some time.

New Peoples Bankshares, Inc. and its subsidiary New Peoples Bank, Inc. has 27 branch locations throughout Southwest Virginia, southern West Virginia, and northeastern Tennessee providing traditional banking, investment and insurance services to its customers.

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

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income, increased $2.5 million, or 7.72% from 2009 to 2010. The increase in net interest income is due primarily to a reduction in the cost of funds. Interest expense decreased $4.7 million, or 25.13%, from $18.6 million for the year ending 2009 to $13.9 million in 2010 as a result of deposits re-pricing at lower interest rates at maturity, and a shift in the deposit mix whereby our higher cost time deposits were replaced with lower cost deposit products. The net interest margin for the year ending December 31, 2010 was 4.37% as compared to 4.14% for the same period in 2009. The net interest margin continued to trend upward during the last half of 2010.

Net interest income for the year ended 2009 increased to $31.8 million from $29.2 million in 2008. This was an increase of $2.6 million, or 8.87%. The majority of the growth was related to the increased loan volume and a reduction in the cost of funds during the fiscal 2009. Loan income decreased to $50.2 million for 2009 from $51.9 million for 2008, which was an decrease of $1.7 million, or 3.32%. Total interest expense was $18.6 million for 2009 as compared to $23.1 million for 2008. This $4.5 million, or 19.62% decrease, was a result of historic low interest rates.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

(Dollars in thousands)

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
ASSETS
Loans (1), (2), (3)	$742,026	$47,916	6.46%	$747,971	$50,188	6.71%	$697,733	$51,911	7.44%

Federal funds sold	25,763	44	0.17%	10,648	26	0.24%	1,881	32	1.70%
Interest bearing deposits	8,349	12	0.14%	124	—	—%	40	3	7.50%
Other investments (3)	7,590	197	2.61%	7,134	164	2.30%	8,525	371	4.35%

Total Earning Assets	783,728	48,169	6.15%	765,877	50,378	6.57%	708,179	52,317	7.39%

Less: Allowance for loans losses	(18,607)			(10,245)			(6,756)
Non-earning assets	97,997			87,531			78,683

Total Assets	$863,118			$843,163			$780,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$56,791	$250	0.44%	$39,384	$233	0.59%	$32,192	$240	0.75%
Savings	92,622	779	0.84%	84,215	994	1.18%	58,784	682	1.16%
Time deposits	523,990	11,112	2.12%	522,439	15,491	2.97%	489,788	19,817	4.05%
Other Borrowings	29,721	1,303	4.39%	30,937	1,312	4.24%	37,511	1,351	3.60%
Trust Preferred Securities	16,496	454	2.75%	16,496	533	3.23%	16,496	1,005	6.09%

Total interest bearing liabilities	719,620	13,898	1.93%	693,471	18,563	2.68%	634,771	23,095	3.64%

Non-interest bearing deposits	92,943			95,372			92,677
Other liabilities	4,307			4,278			5,186

Total Liabilities	816,870			793,121			732,634
Stockholders’ Equity	46,248			50,042			47,472

Total Liabilities and Stockholders’ Equity	$863,118			$843,163			$780,106

Net Interest Income		$34,271			$31,815			$29,222

Net Interest Margin			4.37%			4.14%			4.13%

Net Interest Spread			4.22%			3.89%			3.75%

(1)	Non-accrual loans have been included in the average balance of loans outstanding.
(2)	Loan fees have been included in interest income on loans.
(3)	Tax exempt income is not significant and has been treated as fully taxable.

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

Volume and Rate Analysis

(Dollars in thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease)			Increase (Decrease)

	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$(399)	$(1,873)	$(2,272)	$3,738	$(5,461)	$(1,723)
Federal funds sold	37	(19)	18	149	(155)	(6)
Interest bearing deposits	—	12	12	6	(9)	(3)
Other investments	10	23	33	(61)	(146)	(207)

Total Earning Assets	(352)	(1,857)	(2,209)	3,832	(5,771)	(1,939)

Interest Bearing Liabilities:
Demand	103	(86)	17	54	(61)	(7)
Savings	99	(314)	(215)	295	17	312
All other time deposits	46	(4,425)	(4,379)	1,321	(5,647)	(4,326)
Other borrowings	(52)	43	(9)	(237)	198	(39)
Trust Preferred Securities	—	(79)	(79)	—	(472)	(472)

Total Interest Bearing Liabilities	196	(4,861)	(4,665)	1,433	(5,965)	(4,532)

Change in Net Interest Income	$(548)	$3,004	$2,456	$2,399	$194	$2,593

Loans

Our primary source of income comes from interest earned on loans receivable. Loan production slowed in 2010 as evidenced by total loans decreasing $51.8 million, or 6.78%, including charge offs of $12.5 million. This is the result of slower loan demand, intentional shrinking of the loan portfolio to increase regulatory capital ratios, and resolution of problem loans. We continue to serve our customers, and although the total loan portfolio has shrunk, we have renewed existing credits and made new loans as well to qualified borrowers. We have also shifted our focus to increasing liquidity as evidenced by our $45.1 million increase in liquid assets during 2010. We plan to decrease the loan portfolio in the near future as we reduce our exposure to certain risks and decrease nonperforming loans. Total loans increased $42.4 million for 2009. A schedule of loans by type is set forth immediately below. Approximately 76.65% of the loan portfolio is secured by real estate at the end of 2010.

Loans receivable outstanding are summarized as follows:

Loan Portfolio

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Commercial, financial and agricultural	$109,551	$118,844	$110,060	$121,198	$104,372
Real estate – construction	56,317	71,854	64,595	38,420	37,716
Real estate – mortgage	489,314	504,071	483,471	463,079	371,021
Installment loans to individuals	56,622	68,801	63,048	59,563	56,089

Total	$711,804	$763,570	$721,174	$682,260	$569,198

Our loan maturities as of December 31, 2010 are shown in the following table:

Maturities of Loans

(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$43,269	$52,272	$14,010	$109,551
Real estate – construction	23,085	25,205	8,027	56,317
Real estate – mortgage	101,884	277,060	110,370	489,314
Installment loans to individuals	14,599	37,722	4,301	56,622

Total	$182,837	$392,259	$136,708	$711,804

Loans with fixed rates	$63,024	$132,230	$131,904	$327,158
Loans with variable rates	119,813	260,029	4,804	384,646

Total	$182,837	$392,259	$136,708	$711,804

This above table reflects the earlier of the maturity or re-pricing dates for loans at December 31, 2010. In preparing this table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be re-priced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or re-pricing.

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

The allowance for loan losses increased to $22.0 million at December 31, 2010 as compared to $18.6 million at December 31, 2009. The allowance for loan losses at the end of 2010 was approximately 3.09% of total loans as compared to 2.43% at the end of 2009. Net loans charged off for 2010 were $12.2 million, or 1.64% of average loans, and $1.3 million, or 0.16% of average loans, in 2009. The provision for loan losses was $15.6 million for 2010 as compared with $12.8 million for 2009 and $1.5 million in 2008.

Certain risks exist in the Bank’s loan portfolio. Historically, we have experienced significant annual loan growth until the past couple of years. However, there might be loans too new to have exhibited signs of weakness. Also, recent expansions into new markets, although greatly reduced, increase potential credit risk. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose threats to our portfolio. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but remain relatively stable. National real estate markets have experienced a more significant downturn and this has impacted our portfolio for certain out-of-market loans in the Coastal Carolina and northeastern Tennessee markets. Prior to 2008, we had purchased participation construction loans in the Coastal Carolina area. The totals of these credits were $8.9 million at December 31, 2010, and $12.7 million at December 31, 2009. At December 31, 2010 $492 thousand of the allowance for loan losses was allocated to these credits. The $3.8 million decrease in these credits was the result of a $1.1 million charge off on a commercial subdivision property that was later acquired at $2.3 million as other real estate owned. This market area poses higher risk to potential future writedowns if the real estate market conditions do not show improvements. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn although we do not believe this to be likely at least in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

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

All loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. If collateral appraisals are outdated, we obtain updated appraisals. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss in addition to estimated liquidation and disposal costs. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans increased to $91.5 million with a valuation allowance of $9.5 million at December 31, 2010 as compared to $30.1 million with a valuation allowance of $8.8 million at December 31, 2009. Of the $91.5 million recorded as impaired loans, $41.3 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Impaired loans increased $61.4 million, or 203.98%, from $30.1 million recorded as impaired loans at December 31, 2009. We determined we had $38.5 million in loans that required a valuation allowance of $9.5 million at December 31, 2010. At December 31, 2009 we had $26.1 million in loans that required a valuation allowance of $8.8 million. The $12.4 million increase in loans requiring a valuation allowance was the result of $10.5 million increase in commercial loans, $8.1 million increase in real estate loans, and a decrease of $6.2 million in real estate construction loans that required a valuation allowance. Management is aggressively working to reduce the impaired credits at minimal loss.

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks. At December 31, 2010, there were 97 loans in non-accrual status totaling $39.6 million, or 5.56% of total loans. At December 31, 2009, there were 80 loans in non-accrual status totaling $24.7 million, or 3.24% of total loans. The amounts of interest that would have been recognized on these loans were $1.1 million and $507 thousand in the years 2010 and 2009, respectively. There were 66 loans past due 90 days or greater and still accruing interest totaling $1.7 million, or 0.24% of total loans at December 31, 2010. There were 46 loans past due 90 days or greater and still accruing interest totaling $3.9 million in 2009. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. There were $13.9 million in loans classified as troubled debt restructurings as of December 31, 2010. No loans are classified as troubled debt restructurings as of December 31, 2009. There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors. Following is a summary of non-accrual and past due loans greater than 90 days still accruing interest:

Non-Accrual and Past Due Loans

(Dollars in thousands)

	2010	2009	December 31, 2008	2007	2006
Non-accruing loans
Commercial, financial and agricultural	$5,919	$1,027	$100	$1,250	$246
Real estate – construction	13,329	13,727	2,875	351	—
Real estate – mortgage	19,548	9,670	3,269	1,128	857
Installment loans to individuals	815	289	170	217	103

Total Non-accruing loans	39,611	24,713	6,414	2,946	1,206

Loans past due 90 days or more and still accruing	1,692	3,875	33	267	9

Total	$41,303	$28,588	$6,447	$3,213	$1,215

Percent of total loans	5.80%	3.74%	0.89%	0.47%	0.21%

In addition to impaired loans, the remaining loan portfolio is evaluated based on past due history, economic conditions, and internal processes. Past due data and the last five year historical quarterly charge off data per loan category is evaluated and compared to Virginia peers. Where we do not have loss experience, we apply the peer data. Otherwise, we compare our loss experience to the peer group and weigh it accordingly to the various associated risks. Economic data used include national and local regional unemployment information, local housing price changes, gross domestic product growth, and interest rates are external factors. Lastly, we also evaluate our internal processes of underwriting and consider the inherent risks present in the portfolio due to past and present lending practices. These factors are not directly allocated to a particular loan category and are considered unallocated in the breakdown data in the table below. We adopted this new methodology in the last quarter of 2009 and continued in 2010. In past allowance for loan loss evaluation models, these factors were allocated to the different loan types. As economic conditions, performance of our loans and internal processes change, it is possible that future increases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	For the Years Ended December 31,
Activity	2010	2009	2008	2007	2006
Beginning Balance	$18,588	$6,904	$6,620	$4,870	$3,943

Provision charged to expense	15,631	12,841	1,500	3,840	1,277
Loan Losses:
Commercial, financial and agricultural	(1,425)	(129)	(591)	(1,701)	(52)
Real estate – construction	(5,992)	(446)	(44)	(2)	—
Real estate – mortgage	(3,867)	(367)	(256)	(179)	(148)
Installment loans to individuals	(1,214)	(334)	(420)	(284)	(223)

Total loan losses	(12,498)	(1,276)	(1,311)	(2,166)	(423)

Recoveries:
Commercial, financial and agricultural	209	37	18	20	—
Real estate – construction	—	8	—	—	—
Real estate – mortgage	7	21	17	6	44
Installment loans to individuals	90	53	60	50	29

Total recoveries	306	119	95	76	73

Net charge offs	(12,192)	(1,157)	(1,216)	(2,090)	(350)

Balance at End of Period	$22,027	$18,588	$6,904	$6,620	$4,870

Net charge offs as a % of average loans	1.64%	0.15%	0.17%	0.34%	0.07%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 28% of the allowance to real estate loans, which constituted 68.74% of our loan portfolio at December 31, 2010. Mortgage loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 13% of the allowance to real estate construction loans, which constituted 7.91% of our loan portfolio at December 31, 2010. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Values may not always be easily ascertainable as evidenced by the current market conditions. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities. Because charge-offs increased to $6.0 million in 2010 as compared to charge offs of $446 thousand in 2009, and as a result of this increase our historical loss factors increased; therefore, our percentage of the allowance for loan losses attributed to construction loans increase in 2010.

We have allocated 21% of the allowance to commercial loans, which constituted 15.39% of our loan portfolio at December 31, 2010. This allocation increased as a percentage of the allowance for loan losses as a result of the $10.5 million increase in commercial loans that had a valuation allowance of $3.4 million at December 31, 2010.

We have allocated 8% of the allowance to consumer installment loans, which constituted 7.96% of our loan portfolio at December 31, 2010. The reason for the 8% allocation remaining the same given the $12.2 million decrease in consumer installment loans during 2010 is the result of increased charge offs of $1.2 million in 2010 compared with $334 thousand in charge offs in 2009. As a result of this increase in charge offs we increased our provision related to these loans by $238 thousand.

The following table shows the balance and percentage of our allowance for loan losses (or “ALLL”) allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2006 through December 31, 2010

(Dollars in thousands)

	December 31, 2010			December 31, 2009			December 31, 2008
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$4,724	21%	15.39%	$1,710	9%	15.56%	$3,866	56%	15.26%
R/E– const.	2,792	13%	7.91%	8,036	43%	9.41%	621	9%	8.96%
R/E-mortg.	6,265	28%	68.74%	3,525	19%	66.02%	1,036	15%	67.04%
Installment	1,739	8%	7.96%	1,501	8%	9.01%	1,381	20%	8.74%
Unallocated	6,507	30%		3,816	21%		—	—

Total	$22,027	100%	100.00%	$18,588	100%	100.00%	$6,904	100%	100.00%

	December 31, 2007			December 31, 2006
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$3,254	49%	17.76%	$1,704	35%	18.34%
R/E- const.	199	3%	5.63%	146	3%	6.63%
R/E –mortg.	1,200	18%	67.88%	828	17%	65.18%
Installment	1,967	30%	8.73%	2,192	45%	9.85%
Unallocated	—	—		—	—

Total	$6,620	100%	100.00%	4,870	100%	100.00%

Other Real Estate Owned

Other real estate owned increased $7.2 million, or 126.56%, to $12.8 million at December 31, 2010 from $5.6 million at December 31, 2009. Substantially all of the increase was related to a $2.3 million commercial subdivision property located in the Coastal Carolina area and a $3.3 million commercial condominium property located in Pigeon Forge, Tennessee. We anticipate total other real estate owned to increase in the near future as we foreclose on real estate collateralized loans. All properties are being marketed for sale by commercial and residential realtors under the direction of our Special Assets division. During 2010, we were able to sale $3.7 million of our properties as compared to sales of $2.6 million in 2009. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. We have recently designated employees to monitor other real estate owned properties to ensure proper fair market values of these assets and to ensure that maintenance and improvements are made to make these properties more marketable. The values at December 31, 2010 were adjusted to reflect current fair market values based upon market conditions.

Investment Securities

Total investment securities increased to $4.7 million at December 31, 2010 from $2.6 million at December 31, 2009. All securities are classified as available for sale for liquidity purposes. The carrying amount of certain securities pledged by us to secure public deposits totaled $892 thousand at December 31, 2010 as compared to $920 thousand at December 31, 2009.

As we curtail loans, we are beginning to build an investment portfolio. We anticipate increasing the size of the portfolio during 2011. The portfolio will be comprised of short to mid-term investments.

The carrying values of investment securities and the different types of investments are shown in the following table:

Investment Securities Portfolio

(Dollars in thousands)

December 31,	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
U.S. Government Agencies	$3,001	$2,970	$1,999	$2,037	$3,000	$3,063
Taxable municipals	894	899	317	312	—	—
Mortgage backed securities	781	789	249	257	378	386

Total Securities AFS	$4,676	$4,658	$2,565	$2,606	$3,378	$3,449

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2010 by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities

(Dollars in thousands)

Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	304	310	3.41%
Due after five years through ten years	1,316	1,320	1.67%
Due after ten years	3,056	3,028	3.19%

Total	$4,676	$4,658	2.76%

Deposits

Total deposits were $766.1 million at December 31, 2010, an increase of $5.4 million, or 0.71%, from $760.7 million at December 31, 2009. This growth is attributed to the continued growth of our network of 27 branch locations. We continue to experience growth in core deposits through attractive consumer and commercial deposit products.

The largest areas of growth were in interest-bearing demand deposits and savings deposits; however, this growth was partially offset by a decline in our time deposits. Interest-bearing demand deposits increased by $17.2 million, or 40.34%, to $60.0 million in 2010 from $42.8 million in 2009. This increase is primarily attributed to growth in our Freedom 50 checking accounts of $7.8 million and NOW accounts of $8.3 million. Savings deposits increased $17.6 million, or 19.51%, to $108.1 million in 2010 from $90.5 million in 2009. This increase is primarily attributed to growth in our Statement Savings accounts of $7.0 million, NPBEE Savings accounts of $1.0 million, and Money Market Deposit accounts of $9.6 million. Time deposits decreased by $29.1 million, or 5.39%, to $510.1 million at December 31, 2010 from $539.2 million in 2009. This decrease is primarily attributed to decreased interest rates, customer desires to be more liquid in the current rate environment and a $5.4 million decline in CDARS time deposits. A portion of the certificates of deposit declines were offset by an increase of $3.8 million in Individual Retirement accounts.

Time deposits of $100,000 or more equaled approximately 22.89% of deposits at the end of 2010 and 24.77% of deposits at the end of 2009.

We have brokered deposits totaling $2.8 million with a term of 10 years. These deposits were used to fund a particular 10 year balloon mortgage product. Internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis above.

Maturities of time certificates of deposit of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More

(Dollars in thousands)

December 31, 2010

Three months or less	$44,422
Over three months through six months	35,257
Over six months through twelve months	40,239
Over one year	55,429

Total	$175,347

Noninterest Income

2010 and 2009 Changes

Noninterest income increased $485 thousand, or 8.89%, from $5.4 million in 2009 to $5.9 million in 2010. The primary reason for the increase is from a $366 thousand increase in ATM and debit card network fees. Service charges remained flat in 2010 from 2009. Service charges on deposit accounts are primarily overdraft fees. Life insurance investment income from bank owned life insurance policies increased by $22 thousand in 2010. When interest rates increase, we anticipate income from bank owned insurance to increase.

Noninterest income as a percentage of average assets increased to 0.69% in 2010 from 0.65% in 2009. We anticipate this percentage to remain flat during 2011 due to regulatory actions regarding these types of income sources.

2009 and 2008 Changes

Noninterest income decreased $101 thousand, or 1.82%, from $5.6 million in 2008 to $5.4 million in 2009. The primary reason for the decrease is a reduction in insurance and investment fee income due to poor market conditions and reduced sales staff. Insurance and investment fee income decreased $320 thousand or 32.89%, from $973 thousand in 2008 to $653 thousand in 2009. This type of income is cyclical to market conditions. Service charges remained flat in 2009 from 2008. Service charges on deposit accounts are primarily overdraft fees. We experienced slower growth in income in 2009 from service charges due to improved customer conveniences and service from extended banking cutoff times and a customer friendly overdraft waived fees policy change. Fees, commissions and other income increased $310 thousand, or 22.17% in 2009. The main reason is that interchange fees from ATM and debit cards increased during 2009 by $301 thousand, or 32.60%. This is the result of increased usage by consumers. Life insurance investment income from bank owned life insurance policies was slightly reduced due to lower interest rates.

Noninterest income as a percentage of average assets decreased to 0.65% in 2009 from 0.79% in 2008.

Noninterest Expense

2010 and 2009 Changes

Noninterest expenses increased $1.2 million, or 3.76%, to $31.0 million in 2010 from $29.8 million in 2009. Following are explanations of the increase.

The FDIC insurance premium increased $238 thousand, or 10.91%, from $2.2 million to $2.4 million. We opted into the government’s Temporary Liquidity Guarantee Program which insures all noninterest bearing demand deposits with unlimited FDIC insurance through December 31, 2010. Finally, higher assessments have been imposed on banks as a result of the economic recession and the regulatory environment. Each of these is contributing factors to the increased FDIC premiums. We anticipate this expense to remain substantially the same in 2011.

In addition, other real estate owned and repossessed vehicle expenses increased $740 thousand to $1.7 million in 2010 from $1.0 million in 2009. The increase is related to an increase in foreclosures and repossessions in 2010. We also re-assessed the values of the properties in other real estate owned in 2010 and wrote down these assets by $987 thousand to reflect fair market value changes in the properties since the original date that the assets were acquired in 2010 or the prior year balance for properties that continue to be held. In the year 2010, we had a net loss on the sale of other real estate owned property of $202 thousand compared to a net loss of $143 thousand in 2009.

Salaries and employee benefits decreased from $15.2 million in 2009 to $15.0 million in 2010. This $145 thousand decrease is related to a decrease in full time equivalent employees, lower raises, no bonuses, and the reversal of accrued salary continuation for a former bank executive. In addition, we closed down four of our branch locations during 2010 and held these expenses down at our other locations.

Other operating expenses increased $158 thousand, or 3.12%, to $5.2 million in 2010 from $5.1 million in 2009. The increase is related to increased professional fees incurred from increased legal and consultant fees during 2010. These fees increased as the result of complying with the terms of the Written Agreement entered into during 2010. We anticipate the other noninterest expense to remain flat or slightly decrease in 2011 as we engage fewer consultants and we realize cost savings from branch closings in 2010.

The ratio of noninterest expense as a percentage of average assets slightly increased in 2010 to 3.59% as compared to 3.54% in 2009. We expect greater efficiencies to result as we maximize the performance of our branches and as the economy improves. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 76.71% in 2010 as compared to 80.10% for 2009 primarily the result of increased net interest income.

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

In addition, other real estate owned and repossessed vehicle expenses increased $1.5 million to $1.0 million in 2009 from a net gain of $478 thousand in 2009. The increase is related to an increase in foreclosures and repossessions in 2009. We also re-assessed the values of the properties in other real estate owned in late 2009 and wrote down these assets by $577 thousand to allow for fair market value changes in the properties since the original date that the assets were acquired. In the year 2008, we had a net gain on the sale of other real estate owned property of $612 thousand. In 2009, however, we had a net loss of $143 thousand.

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

The ratio of noninterest expense as a percentage of average assets slightly increased in 2009 to 3.54% as compared to 3.49% in 2008. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 80.10% in 2009 as compared to 76.96% for 2008.

Life Insurance

We have life insurance policies on the lives of two key officers and two former key officers. The Bank is the beneficiary under each policy. The total cash surrender value of the policies was $11.0 million and $10.5 million at December 31, 2010 and December 31, 2009, respectively. Total income for the policies during 2010 was $462 thousand as compared to $440 thousand and $475 thousand for the years ending 2009 and 2008, respectively.

Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax asset of $6.7 million existed at December 31, 2010 as compared to a deferred tax asset of $5.4 million at December 31, 2009. The $1.3 million difference is primarily related to the increased provision to the allowance for loan loss in 2010. Only direct charge-offs are permitted as tax deductions. The deferred tax asset represents decreases to future income tax liabilities from future increased deductions for allowance for loan losses. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Our total capital at the end of 2010 was $42.6 million compared to $46.6 million in 2009. The decrease was $4.0 million, or 8.59%. The Bank remains well capitalized at the end of 2010, as defined by the capital guidelines of bank regulations. New Peoples capital as a percentage of total assets was 4.97% at December 31, 2010 compared to 5.43% at December 31, 2009. The decrease in New Peoples capital is due to the net loss incurred in 2010 primarily the result of the increased provision for loan losses.

New Peoples did not apply to participate in the federal Troubled Asset Relief Program, or TARP, funds as we thought participation might not be in the best long-term interest of our stockholders.

Total asset growth for 2010 was flat and we anticipate flat to slow growth to continue in the near future. Our primary source of capital for asset growth comes from retained earnings. We developed a new strategic plan and capital plan in 2010. Under current economic conditions, we believe it is prudent to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Retained earnings are not alone sufficient to provide for this economic cycle and we believe we will need access to additional sources of capital. As part of our initiative to improve regulatory capital ratios, we are reducing our higher risk assets, which results in a shrinking loan portfolio. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. These options we are fully implementing to increase capital. However, these efforts alone may not provide us adequate capital if further loan losses are realized. We are exploring a common stock offering.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Earnings will continue to be retained to build capital.

Liquidity

We have not experienced liquidity issues during 2010. We closely monitor our liquidity and from December 31, 2009 to December 31, 2010, we increased liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments to $86.3 million from $41.2 million, respectively. We plan to continue to increase short-term assets during 2011.

At December 31, 2010, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $3.8 million, which is net of those securities pledged as collateral. We anticipate developing an investment portfolio in the near future as we shrink our loan portfolio and increase deposits. This will primarily serve as a source of liquidity while yielding a higher return than federal funds sold.

Our loan to deposit ratio was 92.92% at December 31, 2010 and 100.38% at year end 2009. We anticipate this ratio to decrease below 90% as we continue to grow deposits and shrink loans in our branch network. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

In the year 2010, we lost various contingent liquidity sources from third parties. With regards to unsecured federal funds lines of credit, during 2010, our $27.4 million lines from correspondent banks were terminated due to our asset quality issues. In addition, we no longer have available to us the one-way funds purchasing option and are restricted on the total amount of funds that we can process through Promontory Interfinancial Network, LLC, otherwise known as CDARS. CDARS allows depositors to access FDIC insurance protection on multi-million dollar certificates of deposit through a member Bank. When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $100,000 so that principal and interest are eligible for FDIC insurance protection. CDARS also permits its members to use their treasury desk for one-way funds purchasing to meet liquidity needs on a term-basis. The restriction has been set to our current balance in CDARS deposits of $17.0 million. We anticipate both of these sources of contingent funding to become available again in the future as we improve asset quality issues.

Available third party sources of liquidity remain intact at year-end 2010 which include the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At December 31, 2010, we had borrowings from the Federal Home Loan Bank totaling $24.2 million as compared to $25.4 million at December 31, 2009. Of these borrowings at December 31, 2010, none are overnight and subject to daily interest rate changes. A term note of $5.0 million matures in January 2011 and we paid off this note with liquid funds. Term notes of $10.2 million mature in the year 2012. Two additional borrowings totaling $9.0 million have a maturity date in the year 2018, but reduce in principal amounts monthly. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $7.0 million in 2008 and $3.0 million in 2010 to the Treasury Board of Virginia for collateral on public funds. An additional $46.1 million was available on December 31, 2010 on the $80.2 million line of credit which is secured by a blanket lien on our residential real estate loans.

We have access to the brokered deposits market. Currently we have $2.7 million in 10 year term time deposits comprised of $3 thousand incremental deposits which yield an interest rate of 4.10%. We utilized this low cost source of funds to match funding for a 10 year balloon mortgage product. With the exception of CDARS time deposits, we have no other brokered deposits. Though this has not been a strategy in the past, we may utilize this source in the future as a lower cost source of funds.

During 2010 we joined an internet certificate of deposit network whereby we may obtain funds from other financial institutions at auction. We may invest funds through this network as well. Currently, we only intend to use this source of liquidity in a liquidity crisis event.

In September 2009, the Bank obtained approval for the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion. We currently do not have collateral pledged, but we may physically deliver collateral to the Federal Reserve and obtain funding. We do not, however, anticipate using this funding source except as a last resort.

Additional liquidity is expected to be provided by the future growth that management expects in deposit accounts and from loan repayments. We believe that this future growth will result from an increase in market share in our targeted trade area.

During 2009, we lost availability of $1.6 million on our $6.5 million holding company line of credit obtained from Silverton Bank. The reason that we lost this availability was due to the failure of Silverton Bank in early 2009. We were in technical default under this line of credit which is secured by our stock in the Bank. As of March 16, 2011 we have paid off this loan from the proceeds of loans made by two of our directors as discussed in more detail in the Subsequent Events section of Item 1 Business.

With the increased asset liquidity and other external sources of funding, we believe at the Bank level we have adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control.

Concerning the Company’s liquidity, we borrowed $500 thousand from two directors at $250 thousand each. One borrowing occurred at the end of 2010 and the other occurred subsequent to year-end 2010 in January 2011. The use of these funds are to meet current liquidity needs of the Company. As of December 31, 2010 management was diligently working to eliminate the Silverton line of credit discussed above and to increase liquidity at the Company level. As reported in the Subsequent Event Section in Item 1. Business, on March 16, 2011 we received additional borrowings from two directors and were able to retire the Silverton line of credit that was to mature in June 2011 and we continue to work on enhancing the Company’s liquidity.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2010 and 2009 is as follows:

(Dollars in thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$32,165	$48,022
Standby letters of credit	4,787	5,159

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

Contractual Obligations

New Peoples and its subsidiaries have Federal Home Loan Bank advances, operating lease obligations and line of credit and trust preferred securities indebtedness. The following is a breakdown of the payment obligations over the life of the agreements:

		Payments Due by Period (1)
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Trust preferred securities indebtedness	$16,496	$—	$—	$—	$16,496
Federal Home Loan Bank advance	24,183	—	15,225	—	8,958
Short term debt	4,900	4,900	—	—	—
Other borrowings	250	250	—	—	—
Operating lease obligations	86	12	25	26	23

Total	$45,915	$5,162	$15,250	$26	$25,477

(1)	Payments due by period do not reflect projected interest on the obligations.

Interest Sensitivity

At December 31, 2010, we had a negative cumulative gap rate sensitivity ratio of 37.97% for the one year re-pricing period, compared to 50.00% at December 31, 2009. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would probably decrease in periods during which interest rates are increasing. We are closely monitoring our position and implementing adjustments periodically to strategically position ourselves to enhance earnings in current and anticipated interest rate environments. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk.

Interest Sensitivity Analysis

December 31, 2010

(Dollars in thousands)

	1- 90 Days	91-365 Days	1-3 Years	4-5 Years	6-15 Years	Over 15 Years	Total

Uses of funds:
Loans	$114,024	$66,585	$218,342	$176,146	$102,531	$34,176	$711,804
Federal funds sold	25,611	—	—	—	—	—	25,611
Deposits with banks	42,549	—	—	—	—	—	42,549
Investments	4,374	—	109	200	4,349	—	9,032
Bank owned life insurance	11,011	—	—	—	—	—	11,011

Total earning assets	$197,569	$66,585	$218,451	$176,346	$106,880	$34,176	$800,007

Sources of funds:
Interest Bearing DDA	$60,022	$—	$—	$—	$—	$—	$60,022
Savings & MMDA	108,119	—	—	—	—	—	108,119
Time Deposits	139,836	238,320	81,161	48,047	2,736	—	510,100
Trust preferred securities	16,496	—	—	—	—	—	16,496
Other borrowings	4,900	250	15,225	—	8,958	—	29,333

Total interest bearing liabilities	$329,373	$238,570	$96,386	$48,047	$11,694	$—	$724,070

Discrete Gap	$(131,804)	$(171,985)	$122,065	$128,299	$95,186	$34,176	$75,937

Cumulative Gap	$(131,804)	$(303,789)	$(181,724)	$(53,425)	$41,761	$75,937

Cumulative Gap as % of Total Earning Assets	(16.48%)	(37.97%)	(22.72%)	(6.68%)	5.22%	9.49%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The following tables summarize our established percentage limitations and the sensitivity of our net interest income to various interest rate scenarios for the next 12 months, based on assets and liabilities as of December 31, 2010 and 2009. During 2009, we increased some of our established limitations to match our interest risk tolerance. The changes of percentages of modeled changes in net interest income from 2009 to 2010 are reflective of the strategies implemented during a historically low interest rate environment. As interest rates may increase, we have implemented different strategies to enhance our earnings. At December 31, 2010, our interest rate risk is within all of the established limitations as compared to December 31, 2009, where we were in full compliance except for the 100 basis point increase scenario. The positive changes from year 2009 to year 2010 reflect our implemented strategy to improve our sensitivity to interest rate increases in the future.

2010
Immediate Estimated Increase Basis Point Change In Interest Rates	% Increase (Decrease) in Net Interest Income	Established Limitation
+300	(13.26)%	(20.00)%
+200	(8.80)%	(15.00)%
+100	(6.57)%	(7.00)%
-100	5.49%	(7.00)%
-200	5.77%	(15.00)%
-300	5.76%	(20.00)%

2009
Immediate Estimated Increase Basis Point Change In Interest Rates	% Increase (Decrease) in Net Interest Income	Established Limitation
+300	(17.97)%	(20.00)%
+200	(12.07)%	(15.00)%
+100	(8.92)%	(7.00)%
-100	5.88%	(7.00)%
-200	6.12%	(15.00)%
-300	6.10%	(20.00)%

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

The committee is also responsible for long-term asset/liability management and completes the following functions:

•	Monitoring available opportunities to undertake major corrective actions (in the nature and mix of assets and liabilities) for structural mismatches.

•	Determining the appropriateness of fixed rate vs. variable rate lending and investment strategies and formulation of policies to influence this activity.

•	Developing parameters for the investment portfolio in the context of overall balance sheet management (liquidity, interest rate risk, credit risk, risk-based capital, price risk, and earnings).

•	Establishing financial goals, including minimum standards for returns on assets and equity.

•	Overseeing the long-term strategic use of capital to maximize the return on equity within reasonable levels of risk.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

New Peoples Bankshares, Inc.

Honaker, Virginia

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. New Peoples Bankshares, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Peoples Bankshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 expressed an unqualified opinion.

/S/ BROWN, EDWARDS AND COMPANY, L. L. P.
CERTIFIED PUBLIC ACCOUNTANTS

Christiansburg, Virginia

March 11, 2011

except for Note 27, as to which

the date is March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of New Peoples Bankshares, Inc.

Honaker, Virginia

We have audited New Peoples Bankshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). New Peoples Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, New Peoples Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity, and cash flows of New Peoples Bankshares, Inc., and our report dated March 11, 2011 except for Note 27, as to which the date is March 16, 2011 expressed an unqualified opinion.

/S/ BROWN, EDWARDS AND COMPANY, L. L. P.
CERTIFIED PUBLIC ACCOUNTANTS

Christiansburg, Virginia

March 11, 2011

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(IN THOUSANDS EXCEPT SHARE and SHARE DATA)

	2010	2009
ASSETS

Cash and due from banks	$14,369	$29,788
Interest-bearing deposits with banks	42,549	190
Federal funds sold	25,611	9,582

Total Cash and Cash Equivalents	82,529	39,560

Investment Securities
Available-for-sale	4,658	2,606

Loans receivable	711,804	763,570
Allowance for loan losses	(22,027)	(18,588)

Net Loans	689,777	744,982

Bank premises and equipment, net	34,141	34,958
Equity securities (restricted)	3,878	3,996
Other real estate owned	12,785	5,643

Accrued interest receivable	3,841	4,292
Life insurance investments	11,011	10,549
Goodwill and other intangibles	4,346	4,514
Deferred taxes	6,660	5,400
Other assets	3,654	1,410

Total Assets	$857,280	$857,910

LIABILITIES

Deposits
Demand deposits
Noninterest bearing	$87,839	$88,318
Interest-bearing	60,022	42,769
Savings deposits	108,119	90,467
Time deposits	510,100	539,160

Total Deposits	766,080	760,714

FHLB advances	24,183	25,383
Accrued interest payable	1,720	1,617
Accrued expenses and other liabilities	1,035	2,181
Line of credit borrowing	4,900	4,900
Other borrowings	250	—
Trust preferred securities	16,496	16,496

Total Liabilities	814,664	811,291

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized; 10,010,178 and 10,009,037 shares issued and outstanding for 2010 and 2009, respectively	20,020	20,018
Additional paid-in-capital	21,689	21,683
Retained earnings	918	4,890
Accumulated other comprehensive income (loss)	(11)	28

Total Stockholders’ Equity	42,616	46,619

Total Liabilities and Stockholders’ Equity	$857,280	$857,910

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	2010	2009	2008
INTEREST AND DIVIDEND INCOME
Loans including fees	$47,916	$50,188	$51,911
Federal funds sold	44	26	32
Interest-earning deposits with banks	12	—	3
Investments	111	89	208
Dividends on equity securities (restricted)	86	75	163

Total Interest and Dividend Income	48,169	50,378	52,317

INTEREST EXPENSE
Deposits
Demand	250	233	240
Savings	779	994	682
Time deposits below $100,000	7,000	9,807	12,556
Time deposits above $100,000	4,112	5,684	7,261
FHLB advances	1,057	1,061	1,217
Other borrowings	246	251	134
Trust Preferred Securities	454	533	1,005

Total Interest Expense	13,898	18,563	23,095

NET INTEREST INCOME	34,271	31,815	29,222

PROVISION FOR LOAN LOSSES (Note 7)	15,631	12,841	1,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,640	18,974	27,722

NONINTEREST INCOME
Service charges	2,701	2,648	2,704
Fees, commissions and other income	2,248	1,708	1,398
Insurance and investment fees	523	653	973
Life insurance investment income	462	440	475

Total Noninterest Income	5,934	5,449	5,550

NONINTEREST EXPENSES
Salaries and employee benefits (Note 13)	15,007	15,152	15,628
Occupancy expense	2,127	2,044	2,215
Equipment expense	2,425	2,469	2,345
Advertising and public relations	412	433	477
Data processing and telecommunications	1,616	1,500	1,341
FDIC Assessment	2,422	2,184	724
Other real estate owned and repossessed vehicles, net	1,743	1,003	(478)
Other operating expenses	5,220	5,062	4,367

Total Noninterest Expenses	30,972	29,847	26,619

INCOME(LOSS) BEFORE INCOME TAXES	(6,398)	(5,424)	6,653

INCOME TAX EXPENSE (BENEFIT) (Note 10)	(2,426)	(1,738)	1,916

NET INCOME (LOSS)	$(3,972)	$(3,686)	$4,737

Earnings (Loss) Per Share
Basic	$(0.40)	$(0.37)	$0.47

Fully Diluted	$(0.40)	$(0.37)	$0.46

Average Weighted Shares of Common Stock
Basic	10,009,468	10,008,943	9,980,348
Fully Diluted	10,009,468	10,008,943	10,234,909

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS INCLUDING SHARE DATA)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2007	9,959	$19,919	$21,484	$3,839	$7	$45,249	$2,875

Net Income				4,737		4,737	4,737
Unrealized gain (net of deferred tax of $21) on available-for-sale securities					40	40	40

Stock Options Exercised	49	98	199			297

Balance, December 31, 2008	10,008	$20,017	$21,683	$8,576	$47	$50,323	$4,777

Net Income (Loss)				(3,686)		(3,686)	(3,686)
Unrealized loss (net of deferred tax of $10) on available-for-sale securities					(19)	(19)	(19)

Stock Options Exercised	1	1	—			1

Balance, December 31, 2009	10,009	$20,018	$21,683	$4,890	$28	$46,619	$(3,705)

Net Income (Loss)				(3,972)		(3,972)	(3,972)

Unrealized loss (net of deferred tax of $20) on available-for-sale securities					(39)	(39)	(39)

Stock Options Exercised	1	2	6			8

Balance, December 31, 2010	10,010	$20,020	$21,689	$918	$(11)	$42,616	$(4,011)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,972)	$(3,686)	$4,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,678	2,832	3,000
Provision for Loan Losses	15,631	12,841	1,500
Income (less expenses) on Life Insurance	(462)	(396)	(408)
(Gain) loss on sale of fixed assets	(117)	(1)	3
(Gain) loss on sale of foreclosed real estate	202	143	(612)
Adjustment of carrying value of foreclosed real estate	987	577	—
Accretion of bond premiums/discounts	8	—	(6)
Deferred tax (benefit) expense	(1,239)	(4,247)	112
Amortization of core deposit intangible	168	119	196
Net change in:
Interest receivable	451	245	432
Other assets	(2,244)	1,153	(1,492)
Accrued interest payable	103	(538)	(667)
Accrued expense and other liabilities	(1,146)	441	(176)

Net Cash Provided by Operating Activities	11,048	9,483	6,619

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	27,526	(49,299)	(41,766)
Purchase of securities available for sale	(4,656)	(816)	(4,000)
Proceeds from sale and maturities of securities available-for-sale	2,536	1,639	5,570
Purchase of Federal Reserve Bank stock	—	—	(120)
(Purchase) sale of Federal Home Loan Bank stock	118	(93)	475
Payments for the purchase of property	(2,825)	(1,708)	(4,940)
Proceeds from sales of fixed assets	1,082	—	—
Proceeds from sales of other real estate owned	3,716	2,627	1,804

Net Cash Provided by (Used in) Investing Activities	27,497	(47,650)	(42,977)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock options exercised	8	1	297
Net increase (decrease) in line of credit borrowings	—	(13)	4,913
Net increase in other borrowings	250
Net change in:
Demand deposits	16,774	1,141	19,409
Savings deposits	17,652	680	45,066
Time deposits	(29,060)	53,205	(15,820)
Net increase (decrease) in FHLB borrowings	(1,200)	(1,199)	(15,852)

Net Cash Provided by Financing Activities	4,424	53,815	38,013

Net increase in cash and cash equivalents	42,969	15,648	1,655
Cash and Cash Equivalents, Beginning of Year	39,560	23,912	22,257

Cash and Cash Equivalents, End of Year	$82,529	$39,560	$23,912

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$14,001	$18,025	$22,428
Taxes	$1,259	$1,300	$1,625

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$12,047	$6,494	$1,637
Loans made to finance sale of foreclosed real estate	$260	$1,113	$50

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS

Nature of Operations – New Peoples Bankshares, Inc. (“The Company”) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (“Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing additional trust preferred securities. NPB Financial Services, Inc. was a subsidiary of the Company until January 1, 2009 when it became a subsidiary of the Bank.

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

Cash and Cash Equivalents – Cash and cash equivalents as used in the cash flow statements include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

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

Significant Group Concentrations of Credit Risk – The Company recognizes a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $10.7 million as of December 31, 2010. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. The Bank does not have any significant concentrations to any one industry or customer.

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

Stock Options – The Company records compensation related to stock options pursuant to ASC 718 which requires the estimated fair market value of the expense to be reflected over the period the award is earned which is presumed to be the vesting period. No stock options were granted in 2010, 2009 or 2008.

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

In the event the Company has unrecognized tax expense in future accounting periods, the Company will recognize interest in interest expense and penalties in operating expenses. There were no interest or penalties related to an unrecognized tax position for the years ended December 31, 2010, 2009 and 2008. Because of the impact of deferred tax accounting, other than interest and penalties, the reversal of the Company’s treatment by taxing authorities would not affect the annual effective tax rate but would defer or accelerate the payment of cash to the taxing authority. The Company’s tax filings for years ended 2007 through 2009 are currently open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and the Virginia Department of Taxation.

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

For the years ending December 31, 2010 and 2009, potential common shares were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the years ended December 31,
	2010	2009	2008
Net income (loss) available to common shareholders	$(3,972)	$(3,686)	$4,737
Weighted average shares outstanding	10,009,468	10,008,943	9,980,348
Dilutive shares for stock options	—	—	254,561

Weighted average dilutive shares outstanding	10,009,468	10,008,943	10,234,909

Basic earnings (loss) per share	$(0.40)	$(0.37)	$0.47
Diluted earnings (loss) per share	$(0.40)	$(0.37)	$0.46

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

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Reclassification – Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Subsequent Events – The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

NOTE 3 FORMAL WRITTEN AGREEMENT

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

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $25.6 million and $9.6 million at December 31, 2010 and 2009, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
December 31, 2010
Available for Sale
U.S. Government Agencies	$3,001	$—	$31	$2,970
Taxable municipals	894	5	—	899
Mortgage backed securities	781	8	—	789

Total Securities AFS	$4,676	$13	$31	$4,658

December 31, 2009
Available for Sale
U.S. Government Agencies	$1,999	$38	$—	$2,037
Taxable municipals	317	—	5	312
Mortgage backed securities	249	8	—	257

Total Securities AFS	$2,565	$46	$5	$2,606

At December 31, 2010, the available for sale portfolio included four investments for which the fair market value was less than amortized cost. At December 31, 2009, the available for sale portfolio included one individual investment for which the fair market value was less than amortized cost. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at December 31, 2010, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$—	$—
Due after one year through five years	304	310	3.41%
Due after five years through fifteen years	4,372	4,348	2.73%

Total	$4,676	$4,658	2.76%

Investment securities with a carrying value of $892 thousand and $920 thousand at December 31, 2010 and 2009, were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $3.9 million and $4.0 million as of December 31, 2010 and 2009, respectively.

NOTE 6 LOANS:

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2010	2009
Commercial, financial and agricultural	$109,551	$118,844
Real estate-construction	56,317	71,854
Real estate-mortgages	489,314	504,071
Installment loans to individuals	56,622	68,801

Total loans	$711,804	$763,570

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 LOANS (CONTINUED):

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2010:

(Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$8,846	$9,367	$—
Real estate-construction	17,018	18,358	—
Real Estate-mortgages	27,078	27,936	—
Installment loans to individuals	—	—	—
With an allowance recorded:
Commercial, financial and agricultural	11,099	11,099	3,437
Real estate-construction	10,241	10,241	1,790
Real Estate-mortgages	17,133	17,302	4,214
Installment loans to individuals	46	46	23

Total	$91,461	$94,349	$9,464

The average recorded investment in impaired loans was $63.6 million for December 31, 2010. Interest income recognized on impaired loans for December 31, 2010 was $4.0 million.

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans for December 31, 2009 and 2008:

(Dollars are in thousands)	2009	2008
Recorded investments in loans considered to be impaired	$30,138	$6,844
Recorded investment in impaired loans with related allowance	26,063	642
Allowance for loan losses related to loans considered to be impaired	8,836	218
Recorded investment in impaired loans with no related allowance	4,075	6,202
Average recorded investment in impaired loans	22,145	6,239

Loans receivable on nonaccrual status at December 31, are summarized as follows:

(Dollars are in thousands)	2010	2009
Commercial, financial and agricultural	$5,919	$1,027
Real estate-construction	13,329	13,727
Real estate-mortgages	19,548	9,670
Installment loans to individuals	815	289

Total loans receivable on nonaccrual status	$39,611	$24,713

Total interest income not recognized on nonaccrual loans for 2010, 2009, and 2008 was $1.1 million, $507 thousand, and $221 thousand, respectively. Total interest income recognized on nonaccrual loans for 2010, 2009, and 2008 was $1.0 million $163 thousand, and $129 thousand, respectively.

An age analysis of past due loans receivable as of December 31, 2010 was as follows:

(Dollars are in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial, financial and agricultural	$5,622	$2,690	$8,312	$101,239	$109,551	$90
Real estate-construction	2,079	9,503	11,582	44,735	56,317	—
Real Estate-mortgages	22,251	12,227	34,478	454,836	489,314	1,332
Installment loans to individuals	2,584	336	2,920	53,702	56,622	270

Total	$32,536	$24,756	$57,292	$654,512	$711,804	$1,692

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 LOANS (CONTINUED):

The Company categorizes loans receivable into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans receivable as to credit risk. The Company uses the following definitions for risk ratings:

Pass – Loans in this category are considered to have a low likelihood of loss based on relevant information analyzed about the ability of the borrowers to service their debt and other factors.

Special Mention – Loans in this category are currently protected but are potentially weak, including adverse trends in borrower’s operations, credit quality or financial strength. Those loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances. Special mention loans have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Company’s credit position at some future date.

Substandard – A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans receivable was as follows:

(Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$83,482	$5,561	$18,619	$1,889	$109,551
Real estate-construction	28,802	4,095	23,420	—	56,317
Real Estate-mortgages	418,166	20,113	47,389	3,646	489,314
Installment loans to individuals	56,037	122	434	29	56,622

Total	$586,487	$29,891	$89,862	$5,564	$711,804

At December 31, 2010 there were $13.9 million in loans that are classified as troubled debt restructurings. There were no loans classified as troubled debt restructurings for December 31, 2009.

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

(Dollar are in thousands)	2010	2009	2008
Balance, beginning of year	$18,588	$6,904	$6,620
Provision for loan losses	15,631	12,841	1,500
Recoveries of loans charged off	306	119	95
Loans charged off	(12,498)	(1,276)	(1,311)

Balance, End of Year	$22,027	$18,588	$6,904

Percentage of Loans	3.09%	2.43%	0.96%

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars are in thousands)	Commercial, Financial and Agricultural	Real Estate Construction	Real Estate Mortgages	Installment Loans to Individuals	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,710	$8,036	$3,525	$1,501	$3,816	$18,588
Charge offs	(1,425)	(5,992)	(3,867)	(1,214)	—	(12,498)
Recoveries	209	—	7	90	—	306
Provisions	4,230	748	6,600	1,362	2,691	15,631

Ending balance	$4,724	$2,792	$6,265	$1,739	$6,507	$22,027

Ending balance allocated to:
Individually evaluated for impairment	$3,437	$1,790	$4,214	$23	$—	$9.464
Collectively evaluated for impairment	1,287	1,002	2,051	$1,716	6,507	12,563

Ending balance	$4,724	$2,792	$6,265	$1,739	$6,507	$22,027

Loans ending balances:
Individually evaluated for impairment	$19,945	$27,259	$44,211	$46	$—	$91,461
Collectively evaluated for impairment	89,606	29,058	445,103	56,576	—	620,343

Total	$109,551	$56,317	$489,314	$56,622	$—	$711,804

In determining the amount of our allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as the requirements of the written agreement and other regulatory input. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision.

NOTE 8 BANK PREMISES AND EQUIPMENT:

Bank premises and equipment at December 31, are summarized as follows:

(Dollars are in thousands)	2010	2009
Land	$10,569	$10,480
Buildings and improvements	21,619	22,184
Furniture and equipment	13,153	12,235
Vehicles	707	706
Construction in progress	2,176	1,424

	48,224	47,029
Less accumulated depreciation	(14,083)	(12,071)

Bank Premises and Equipment	$34,141	$34,958

Depreciation expense for 2010, 2009, and 2008 was $2.7 million, $2.8 million, and $3.0 million, respectively.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 BANK PREMISES AND EQUIPMENT (CONTINUED):

At December 31, 2010 and 2009, construction in progress included the costs of buildings for a new branch in Princeton, West Virginia. The Princeton location is anticipated to operate as a full service branch location in 2012 or later at no additional cost to complete. Also included in construction in progress at December 31, 2010 are the costs of the building and equipment purchased for a new branch in Grundy, Virginia, which will replace the existing Grundy, Virginia location due to the condemnation of the property by the Virginia Department of Transportation. The new branch in Grundy, Virginia was completed and put into service on January 31, 2011.

NOTE 9 OTHER TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100,000 was $175.3 million and $188.4 million at December 31, 2010 and 2009, respectively. At December 31, 2010, the scheduled maturities of certificates of deposit are as follows (dollars are in thousands):

2011	$378,112
2012	61,830
2013	19,239
2014	9,220
2015	38,963
After five years	2,736

Total	$510,100

NOTE 10 INCOME TAX EXPENSE:

The components of income tax expense for the years ended December 31, are as follows:

(Dollars are in thousands)	2010	2009	2008
Current expense (benefit)	$(1,142)	$2,089	$1,804
Deferred expense (benefits)	(1,284)	(3,827)	112

Net income tax (benefits)	$(2,426)	$(1,738)	$1,916

The deferred tax expense (benefit) resulting from temporary differences for the years ended December 31 is as follows:

(Dollar are in thousands)	2010	2009	2008
Organization and start-up cost	$—	$1	$2
Provision for loan losses	(1,272)	(3,911)	(127)
Depreciation	144	(21)	143
Deferred compensation expense	126	(48)	(39)
Accrued employee benefits	155	(140)	81
Nonaccrual loan interest	(367)	172	—
Other real estate owned	(335)	—	—
Other tax adjustment	265	120	52

Deferred Income Tax Expense (Benefit)	$(1,284)	$(3,827)	$112

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 INCOME TAX EXPENSE (CONTINUED):

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands	2010	2009
Deferred Tax Assets
Allowance for loan losses	$7,489	$6,217
Deferred compensation	137	263
Accrued employee benefits	76	231
Nonaccrual loan interest	539	172
Other real estate owned	335	—
Amortization of core deposits	135	109
Capitalized interest and repair expense	13	16
Unrealized loss on securities available for sale	6	—

Total Assets	8,730	7,008

Deferred Tax Liabilities
Accelerated depreciation	1,504	1,360
Amortization of goodwill	327	234
Prepaid expenses	185	—
Deferred loan costs	54	—
Unrealized gain on securities available for sale	—	14

Total Liabilities	2,070	1,608

Net deferred Tax Asset	$6,660	$5,400

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

(Dollars are in thousands)	2010	2009	2008
Income tax expense at the applicable federal rate	$(2,175)	$(1,844)	$2,262
Permanent differences resulting from:
Nondeductible expenses	8	14	15
Tax exempt interest income	(59)	(63)	(160)
State income taxes less federal tax effect	20	58	51
Bank owned life insurance	(157)	(149)	(139)
Other adjustments	(63)	246	(113)

Income Tax Expense (benefit)	$(2,426)	$(1,738)	$1,916

Management reviewed the December 31, 2010 deferred tax calculation to determine the need for a valuation allowance. No valuation allowance was deemed necessary.

NOTE 11 RELATED PARTY TRANSACTIONS:

During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to $5.6 million at December 31, 2010 and $7.3 million at December 31, 2009. During the year ended December 31, 2010, total principal additions were $5.2 million and principal payments were $5.3 million, including renewals and advances on revolving lines of credit. During the year ended December 31, 2009, total principal additions were $6.3 million and principal payments were $5.2 million, including renewals and advances on revolving lines of credit. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Total related party deposits held at the Bank were $15.0 million and $15.6 million at the end of years 2010 and 2009, respectively.

In December, 2010 the parent company borrowed $250,000 from Director Scott White which matures in one year unless extended by the mutual agreement of the parent company and note holder. The note may be converted, in

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 RELATED PARTY TRANSACTIONS (CONTINUED):

whole or in part, at any time during its term at the election of the parent company into shares of the common stock of the Company at market value. The note bears interest at the variable rate of interest equal to the Wall Street Journal prime rate, which was 3.25% at December 31, 2010. The purpose of the borrowing was to provide cash for operating expenses of the parent company. Subsequent to year end, the parent company received an additional $250,000 loan from Director Lynn Keene on identical terms. The Company believes this indebtedness is on more favorable terms to the Company than could be obtained from unrelated parties.

During 2010, the branch location in Grundy, Virginia which was part of a condominium owned by the Bank and Director Michael McGlothlin was condemned by the Virginia Department of Transportation. As a result, a new building was constructed on adjacent property which the parties intend to be subject to a condominium agreement, the terms of which have not been finalized although are likely to be substantially similar to the terms of the previous condominium arrangement. The Bank’s branch in the new building was opened on January 31, 2011.

NOTE 12 INTANGIBLE ASSETS:

In 2007, the Bank completed the acquisition of two branches in which certain intangible assets were identified related to the value of core deposits. The estimated fair value of the core deposits was determined based on the present value of future cash flow related to those deposits considering the industry standard “financial instrument” type present value methodology. All-in costs and runoff balances by year were discounted by term specific Federal Home Loan Bank advance rates used as a measure of the best available approximate alternative costs of funds. The estimated economic advantage embedded in the acquired deposits as compared to alternative values is the core deposit intangible.

(Dollars are in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2010
Amortizable core deposit intangibles	$810	$586	$224
Unamortizable goodwill	$4,122	$—	$4,122

December 31, 2009
Amortizable core deposit intangibles	$810	$418	$392
Unamortizable goodwill	$4,122	$—	$4,122

Amortization expense related to these intangibles is based upon the average economic life of the core deposits. The estimates of expense for the periods are as indicated below using the sum of the years’ digits method of amortization.

(Dollars are in thousands)
Estimated amortization expense
For year ended December 31, 2011	$101
For year ended December 31, 2012	70
For year ended December 31, 2013	45
For year ended December 31, 2014	8

Total	$224

Goodwill is tested at least annually to determine if there is any impairment. The test conducted in accordance with ASC 350 occurred as of October 31, 2010 instead of annually on November 30, 2010 due to an increase in nonaccrual loans and provision for loan losses in the third quarter of 2010. Due to these events it was deemed necessary to test for impairment at the earlier date. No impairment was recognized in 2010.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 RETIREMENT PLANS:

The Company has established a qualified defined contribution plan that covers all full time employees. Under the plan, the Company matches employee contributions up to a maximum of 5% of their salary. The Company contributed $530 thousand, $443 thousand, and $479 thousand to the defined contribution plan for 2010, 2009 and 2008, respectively.

In addition, in 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. During the first quarter of 2010, we reversed an $398 thousand accrual due to the termination of a key executive. Expenses related to the plan were $41 thousand, $143 thousand, and $113 thousand, for 2010, 2009 and 2008, respectively.

NOTE 14 STOCK OPTION PLAN:

New Peoples’ Stock Option Plan (“the Plan”) was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of the Company by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. The Plan provides that options for up to 1,287,000 shares of the Company’s common stock may be issued to employees and directors. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of the Company. All options are subject to exercise or forfeiture if the Company’s capital falls below minimum requirements, as determined by its primary state or federal regulator. The Plan will expire on May 31, 2011, unless terminated earlier by the board of directors. At December 31, 2010, there were 382,947 additional shares available for grant under the Plan. All options granted and outstanding are fully vested. The Company did not grant any options in 2010, 2009 and 2008. The intrinsic values of stock options exercised were $2 thousand, $1 thousand, and $343 thousand for 2010, 2009 and 2008, respectively.

Information about stock options outstanding at December 31, 2010 follows:

Exercise Price	Number Outstanding And Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise
$ 5.25	190,646	1.00 years	$5.25
$ 6.99	150,203	2.51 years	$6.99
$ 9.44	107,477	3.93 years	$9.44
$ 11.54	323,018	4.97 years	$11.54

Totals	771,344	3.38 years	$8.81

A summary of the status of the Company’s stock option plan is presented below:

	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding and exercisable, Beginning of year	920,256	$8.77	962,791	$8.80	1,036,721	$8.68
Exercised	(1,141)	6.88	(135)	5.25	(49,425)	6.03
Forfeited	(147,771)	8.58	(42,400)	9.50	(24,505)	9.55

Outstanding and exercisable, end of year	771,344	$8.81	920,256	$8.77	962,791	$8.80

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

NOTE 16 LEASING ACTIVITIES:

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

The following is a schedule by years of future minimum rental payments in thousands, required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009:

Year ending December 31:
2011	$12
2012	12
2013	13
2014	13
2015	13
Thereafter	23

Total minimum payments required	$86

Rental commitments of less than one year are not included in the above schedule. Rentals charged to operations under operating leases were $30 thousand, $33 thousand, and $34 thousand, for the years ended 2010, 2009, and 2008, respectively.

NOTE 17 AVAILABLE LINES OF CREDIT AND FEDERAL HOME LOAN BANK ADVANCES:

The Bank has the ability to borrow up to an additional $46.1 million from the Federal Home Loan Bank under a line of credit which is secured by a blanket lien on residential real estate loans. The Bank had no overnight borrowings subject to daily rate changes from the Federal Home Loan Bank at December 31, 2010 or 2009. All other borrowings are at fixed rates.

The Bank had $24.2 million in term borrowings with the Federal Home Loan Bank at December 31, 2010 and $25.4 million at December 31, 2009. The borrowings consist of convertible notes totaling $15.2 million at December 31, 2010 and 2009, with a weighted average interest rate of 3.76%. The convertible notes have a quarterly Bermudan call feature and mature in 2012. Two additional borrowings totaling $9.0 million and $10.2 million were outstanding at December 31, 2010 and 2009 respectively. These borrowings were obtained in 2008 to fund various real estate loans. These borrowings have fixed rates with an average weighted interest rate of 4.07%, with monthly principal and interest through 2018.

A letter of credit for $7.0 million was issued in 2008 and a letter of credit for $3.0 million was issued in 2010 to the Treasury Board of Virginia for collateral on public funds. No draws on the letters of credit have been issued. The letters of credit are considered draws on our Federal Home Loan Bank line of credit which is secured by a blanket lien on residential real estate loans.

NOTE 18 LEGAL CONTINGENCIES:

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Financial instruments whose contract amount represents credit risk were as follows:

(Dollars are in thousands)	2010	2009
Commitments to extend credit	$32,165	$48,022
Standby letters of credit	4,787	5,159

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

NOTE 20 LINE OF CREDIT:

In June 2008, the Company obtained a three year revolving line of credit totaling $6.5 million from Silverton Bank. The interest rate is priced at Wall Street Journal Prime and will change as the Wall Street Journal Prime rate changes, subject to a floor rate of 5.00%. The interest rate at December 31, 2010 was 5.00%. Collateral for the line of credit is the subsidiary, New Peoples Bank, Inc. common stock. Due to the failure of Silverton Bank in May 2009, the remaining $1.6 million no longer remains available for future use. The balance at December 31, 2010 and 2009 was $4.9 million. The purpose of the line of credit was for general operations and capital injections to the subsidiaries. Management is seeking financing to replace the line of credit in 2011. The revolving line of credit contains certain covenants related to debt coverage ratios and nonperforming assets of the Bank. At December 31, 2010, the Company was in violation of the debt covenants regarding both debt coverage and asset quality. Failure to meet the financial covenants represents an event of default under the loan agreement which provides Silverton Bank, or the FDIC as its receiver in bankruptcy with a number of remedies including those generally available to a lender under law or equity.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21 TRUST PREFERRED SECURITIES AND DEFERRAL OF INTEREST PAYMENTS:

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which Include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at December 31, 2010 of 2.06%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at December 31, 2010 of 2.89%.

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

NOTE 22 CAPITAL REQUIREMENTS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2010, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22 CAPITAL REQUIREMENTS (CONTINUED):

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2010 and 2009, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2010:
Total Capital to Risk Weighted Assets
The Company	$60,813	10.01%	48,591	8%	$	N/A	N/A
The Bank	66,258	10.91%	48,587	8%		64,581	10%
Tier 1 Capital Risk Weighted Assets:
The Company	49,417	8.14%	24,296	4%		N/A	N/A
The Bank	58,508	9.63%	24,293	4%		38,748	6%
Tier 1 Capital to Average Assets:
The Company	49,417	5.82%	33,962	4%		N/A	N/A
The Bank	58,508	6.89%	33,962	4%		42,582	5%

December 31,2009:
Total Capital to Risk Weighted Assets
The Company	$63,499	9.83%	51,652	8%	$	N/A	N/A
The Bank	68,409	10.59%	51,664	8%		64,581	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	52,396	8.12%	25,826	4%		N/A	N/A
The Bank	63,024	9.76%	25,832	4%		38,748	6%
Tier 1 Capital to Average Assets:
The Company	52,396	6.14%	34,107	4%		N/A	N/A
The Bank	63,024	7.40%	34,066	4%		42,582	5%

NOTE 23 FAIR VALUES:

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

NOTE 23 FAIR VALUES (CONTINUED):

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $4.7 million and $2.6 million at December 31, 2010 and 2009, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans – The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans were $91.5 million and $30.1 million at December 31, 2010 and 2009, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and liabilities measured at fair value are as follows as of December 31, 2010:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$2,970	$—
Taxable municipals	—	899	—
Mortgage backed securities	—	789	—
(On a non-recurring basis) Other real estate owned	—	—	12,785
Impaired loans
Commercial, financial and agricultural		19,945
Real estate-construction		27,259
Real estate-mortgages		44,211
Installment loans to individuals	—	46	—

Total	$—	$96,119	$12,785

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23 FAIR VALUES (CONTINUED):

Assets and liabilities measured at fair value are as follows as of December 31, 2009:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$2,037	$—
Taxable municipals	—	312	—
Mortgage backed securities	—	257	—
(On a non-recurring basis) Other real estate owned	—	1,968	3,675
Impaired loans
Commercial, financial and agricultural	—	619	—
Real estate-construction	—	19,179	—
Real estate-mortgages	—	10,339	—
Installment loans to individuals	—	2	—

Total	$—	$34,713	$3,675

Transfers into Level 3 during the quarter ended December 31, 2010 were related to management adjustments to third party appraisals. Management estimated the fair value of other real estate owned to be further impaired and thereby below the appraised value, resulting in no observable market price. For the years ended December 31, 2010 and 2009, the changes in Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

(Dollars are in thousands)	Year-Ended December 31, 2010 Other Real Estate Owned	Year-Ended December 31, 2009 Other Real Estate Owned
Balance, January 1	$3,675	$—
Transfers into Level 3	10,097	4,252
Included in earnings	(987)	(577)
Sales and other reductions	—	—

Balance, December 31	$12,785	$3,675

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

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23 FAIR VALUES (CONTINUED):

Fair Value of Financial Instruments (Continued)

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2010 and 2009.

	December 31, 2010		December 31, 2009
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Assets
Cash and due from bank	$14,369	$14,369	$29,788	$29,788
Interest bearing deposits with banks	42,549	42,549	190	190
Federal funds sold	25,611	25,611	9,582	9,582
Investment securities	4,658	4,658	2,606	2,606
Equity securities (restricted)	3,878	3,878	3,996	3,996
Loans	729,444	711,804	770,087	763,570
Accrued Interest receivable	3,841	3,841	4,292	4,292
Life insurance investments	11,011	11,011	10,549	10,549

	December 31, 2010		December 31, 2009
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Liabilities
Demand Deposits
Non-interest bearing	87,839	87,839	88,318	88,318
Interest-bearing	60,022	60,022	42,769	42,769
Savings deposits	108,119	108,119	90,467	90,467
Time deposits	513,090	510,100	541,793	539,160
FHLB advances	23,611	24,183	24,612	25,383
Accrued interest payable	1,720	1,720	1,617	1,617
Line of credit borrowing	4,900	4,900	4,900	4,900
Trust preferred securities	16,496	16,496	16,496	16,496

NOTE 24 RECENT ACCOUNTING DEVELOPMENTS:

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

The FASB has issued several Accounting Standards Updates, “ASU,” during the year ended December 31, 2010. The ASU is the means which the FASB issues new codification and updates existing codification. The applicable ASU’s that pertain to the Company that have been issued during this time period have been adopted by the Company for the year ending December 31, 2010. These ASU’s are technical in nature and are an additional resource as the FASB transitions to the new Codification. The Company expects these updates will have no impact on its financial position, results of operations or cash flows.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses . This ASU requires a greater level of disaggregated information about the credit quality of loan and leases and the allowance for loan and lease losses. This ASU also

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24 RECENT ACCOUNTING DEVELOPMENTS (CONTINUED):

requires additional disclosures related to past due information and credit quality indicators. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010. See Notes 6 and 7 to the consolidated financial statements for the required disclosures. In January 2011, the FASB has issued

ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”. The updates were effective upon issuance but had no impact on the Company’s financial statements.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment is effective for the Company beginning January 1, 2011. Early adoption is not permitted.

Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted. The Company does not expect the amendment to have any impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 25 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(Dollars in Thousands)

	2010	2009
ASSETS
Due from banks	$201	$104
Investment in subsidiaries	64,558	68,025
Other assets	1,728	837

Total Assets	$66,487	$68,966

LIABILITIES
Accrued interest payable	$557	$105
Accrued expenses and other liabilities	1,668	846
Other borrowed money	5,150	4,900
Trust preferred securities	16,496	16,496

Total Liabilities	23,871	22,347

STOCKHOLDERS’ EQUITY
Common stock-$2.00 par value, 50,000,000 shares authorized; 10,010,178 and 10,009,037 shares issued and outstanding for 2010 and 2009, respectively	20,020	20,018
Additional paid capital	21,689	21,683
Retained earnings	918	4,890
Accumulated other comprehensive income	(11)	28

Total Stockholders’ Equity	42,616	46,619

Total Liabilities and Stockholders’ Equity	$66,487	$68,966

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(Dollars in Thousands)	2010	2009	2008
Income
Miscellaneous income	$14	$177	$30
Undistributed income (loss) of subsidiaries	(3,427)	(2,424)	5,669

Total Income (loss)	(3,413)	(2,247)	5,699

Expenses
Other borrowed money interest expense	246	251	134
Trust preferred securities interest expense	454	532	1,005
Legal fees	31	319	211
Accounting fees	107	192	32
Other operating expenses	2	292	102

Total Expenses	840	1,586	1,484

Income (loss) before Income Taxes	(4,253)	(3,833)	4,215
Income Tax Expense	281	147	522

Net Income (Loss)	$(3,972)	$(3,686)	$4,737

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 25 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(Dollars and Shares in Thousands)	2010	2009	2008
Cash Flows From Operating Activities
Net Income (Loss)	$(3,972)	$(3,686)	$4,737
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Income of subsidiaries	3,427	2,424	(5,669)
Net change in:
Other assets	(890)	(665)	969
Other liabilities	1,274	560	(789)

Net Cash Used in Operating Activities	(161)	(1,367)	(752)

Cash Flows From Investing Activities
Investment in subsidiary	—	368	(3,950)

Net Cash Used (Provided) Investing Activities	—	368	(3,950)

Cash Flows From Financing Activities
Proceeds from (repayments on) line of credit	—	(12)	4,913
Proceeds from other borrowings	250	—	—
Dividends received from subsidiary	—	500	—
Exercise of stock options	8	—	297

Net Cash Provided by Financing Activities	258	488	5,210
Net Increase in Cash and Cash Equivalents	97	(511)	508
Cash and Cash Equivalents, Beginning of year	104	615	107

Cash and Cash Equivalents, End of Year	$201	$104	$615

NOTE 26 SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2010 Quarters
(Dollars in thousands except per share data)	Fourth	Third	Second	First
Income statement
Net interest income	$8,893	$8,315	$8,719	$8,346
Noninterest income	1,601	1,543	1,413	1,377
Provision for credit losses	2,250	9,441	1,950	1,990
Noninterest expense	8,707	7,242	7,874	7,152
Net income (loss)	(131)	(4,496)	242	413
Earnings (loss) per share, basic	(0.01)	(0.45)	0.02	0.04
Earnings (loss) per share, fully diluted	(0.01)	(0.45)	0.02	0.04

Period end balance sheet
Total loans and leases	711,804	$732,209	$740,130	$758,364
Total assets	857,280	848,118	859,625	867,683
Total deposits	766,080	756,298	762,094	770,284
Total shareholders’ equity	42,616	42,801	47,278	47,016

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 26 SELECTED QUARTERLY INFORMATION (UNAUDITED) (CONTINUED)

	2009 Quarters
(Dollars in thousands except per share data)	Fourth	Third	Second	First
Income statement
Net interest income	$8,518	$7,976	$7,940	$7,383
Noninterest income	1,535	1,354	1,382	1,177
Provision for credit losses	73	11,800	550	418
Noninterest expense	7,861	7,130	8,006	6,849
Net income	1,150	(6,290)	551	906
Earnings per share, basic	0.11	(0.63)	0.05	0.09
Earnings per share, fully diluted	0.11	(0.63)	0.05	0.09

Period end balance sheet
Total loans and leases	763,570	$764,130	$747,746	$735,259
Total assets	857,910	846,717	840,223	821,051
Total deposits	760,714	749,502	736,395	718,601
Total shareholders’ equity	46,619	45,484	51,767	51,217

NOTE 27 SUBSEQUENT EVENTS:

On March 16, 2011 two of the Company’s directors, Harold Lynn Keene and B. Scott White, loaned the Company a total of $4.95 million which the Company has received regulatory approval to use to retire the Company’s existing indebtedness to the FDIC as receiver for Silverton Bank as discussed in Note 20 to the Company’s consolidated financial statements. The loans are unsecured and have a stated maturity of December 31, 2011 with interest payable at maturity or conversion at the variable rate equal to the Wall Street Journal prime rate which was 3.25% on March 16, 2011. The Company is obligated to convert the debt into the Company’s common stock if, before the stated maturity, the Company conducts an offering of its common stock at the price per share at which it is offered. If the Company does not conduct an offering prior to the stated maturity, the Company has the option, but not the obligation, to convert the debt into shares of its common stock within 30 days of the stated maturity at a price per share to be established by the Company’s Board of Directors. The Company believes this indebtedness is on more favorable terms to the Company than could be obtained from unrelated parties.

On March 16, 2011 the Company after receiving regulatory approval used the $4.95 million discussed above to retire the Company’s existing indebtedness to the FDIC as receiver for Silverton Bank plus accrued interest. The collateral for this line of credit was the common stock of the Company’s subsidiary, New Peoples Bank, Inc. As a result of this transaction the common stock of Bank will be returned to the Company.

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.” Based on this assessment Management has evaluated and concluded that New Peoples’ internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Brown, Edwards & Company, L.L.P., the independent registered public accounting firm which also audited the Company’s consolidated financial statements. Brown, Edwards & Company’s attestation report of internal control over financial reporting is included elsewhere in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2010

Item 9B.	Other Information

None

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for New Peoples’ 2011 Annual Meeting of Shareholders (2011 Proxy Statement).

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained under the captions “Director Compensation” and “Executive Compensation and Related Party Transactions” in the 2011 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2011 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information contained under the caption “Transactions with Management” and “Corporate Governance and the Board of Directors” in the 2011 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained under the caption “Audit Information” in the 2011 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	The following exhibits are filed as part of this Form 10-K:

Exhibits

The following exhibits are filed as part of this Form 10-K, and this list includes the exhibit index:

2	Agreement and Plan of Share Exchange dated August 15, 2001 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2001)

3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004)

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001)

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004)

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004)

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010)

14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21	Subsidiaries of the Registrant

23	Consent of Brown, Edwards and Company, L.L.P.

24	Powers of Attorney (contained on signature page)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Denotes management contract.
(b)	See Item 15(a)(3) above.
(c)	See Items 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer
Date:	March 16, 2011

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer
Date:	March 16, 2011

POWER OF ATTORNEY

Each of the undersigned hereby appoints Jonathan H. Mullins and C. Todd Asbury, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JONATHAN H. MULLINS Jonathan H. Mullins	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/s/ C. TODD ASBURY C. Todd Asbury	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ TIM BALL Tim Ball	Director	March 16, 2011

/s/ JOE CARTER Joe Carter	Director	March 16, 2011

/s/ JOHN D. COX John D. Cox	Director	March 16, 2011

/s/ CHARLES H. GENT Charles H. Gent	Director	March 16, 2011

/s/ EUGENE HEARL Eugene Hearl	Director	March 16, 2011

/s/ HAROLD LYNN KEENE Harold Lynn Keene	Director	March 16, 2011

/s/ FRANK KILGORE Frank Kilgore	Director	March 16, 2011

/s/ MICHAEL G. MCGLOTHLIN Michael G. McGlothlin	Chairman, Director	March 16, 2011

/s/ FRED MEADE Fred Meade	Director	March 16, 2011

/s/ B. SCOTT WHITE B. Scott White	Director	March 16, 2011