Form 10-K/A
period 2010-12-31
NEW PEOPLES BANKSHARES INC
filed 2011-04-29
CIK 1163389

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

The number of shares outstanding of the registrant’s common stock was 10,010,178 as of April 26, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend the original Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”) filed by New Peoples Bankshares, Inc. (the “Company”) with the Securities and Exchange Commission on March 16, 2011, by inserting the disclosures required under Part III of Form 10-K which the Company previously indicated would be incorporated by reference to its definitive proxy statement filed with the Commission.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications of the Company’s principal executive officer and principal financial officer required by Rule 13a-14(a) of the Exchange Act are filed as exhibits to this Form 10-K/A.

Except as stated herein, no other revisions are being made in the Company’s 2010 Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the 2010 Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2010 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2010 Form 10-K and the Company’s filings with the Commission subsequent to December 31, 2010.

In this Form 10-K/A, the terms “we,” “us,” “our” and similar terms refer to the Company. Our bank subsidiary, New Peoples Bank, Inc., is referred to as the “Bank.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors Whose Terms Expire in 2011

John Cox, 54, is the owner of Cox Tractor Company located in Kingsport, Tennessee, a farm equipment business that he has owned and operated since 1978. Mr. Cox is also a local farmer and entrepreneur. He graduated with high honors from the University of Tennessee in 1978, where he obtained a Bachelor of Science Degree in Business Administration. Mr. Cox has served as a director since 1998 and currently serves as Vice Chairman of the Board of Directors of the Company and the Bank. He is also the Chairman of the Compensation Committee, a member of the Audit Committee, Compliance Committee, Asset Liability Management Committee and Offering Committee. Mr. Cox’s tenure on the Board and his experience in agriculture and agriculturally related small business support the Company’s significant customer base in these markets.

Charles H. Gent, Jr., 51, is self-employed in the logging and farming industry in Honaker, Virginia. He is president of C & R Gent Logging from 1992 to present. Mr. Gent is also involved in farming and various real estate ventures with his family. He was vice president and owner of Genwal Coal Company in Utah from the years 1981 to 1989. He is actively involved in several community activities. He has been a director since 1998 and serves on the Audit Committee. Mr. Gent’s experience in logging and mining, as well as real estate, provides experience to the Board relevant to understanding these businesses in the Company’s rural markets.

Eugene Hearl, 79, is a retired banker that has over 40 years of banking experience serving in capacities as President and CEO for two community banks, TruPoint Bank and the former Cumberland Bank, and as a Regional President for the former Dominion Bank, all in the Southwest Virginia market area of the Company. Mr. Hearl was appointed as a director on November 29, 2010 and serves on the Audit Committee, Director Loan Committee, Asset Liability Management Committee and the Executive Committee of the Board of Directors.

A. Frank Kilgore, 58, is an attorney with Frank Kilgore, P.C. in St. Paul, Virginia and serves as General Counsel to the Company and the Bank. He has been a director since 1998. Mr. Kilgore is the founding Chairman of the Board of Directors of New Peoples Bank, Inc. and serves on the Compensation Committee. Mr. Kilgore has served the community as an attorney since 1982. He graduated from Clinch Valley College of the University of Virginia in 1977 with a degree in Appalachian Studies. Throughout his career, Mr. Kilgore has received multiple prestigious awards for civic accomplishments as well as his environmental activism. Frank Kilgore has also authored and edited multiple books, which focus primarily on the region of Southwestern Virginia. He is past-Chair and Founder of the Appalachian College of Pharmacy, Oakwood, Virginia. Mr. Kilgore brings his legal experience, entrepreneurial activities, and leadership in the Appalachia region to the Board of Directors.

Jonathan H. Mullins, 54, has served as the Company’s and the Bank’s President and Chief Executive Officer since May 19, 2009. He had previously served as the Bank’s Senior Vice President, Chief Lending Officer and

Regional Manager from July 2004 until May 2009. Prior to this, Mr. Mullins served as the Bank’s Vice President and Branch Manager starting in 1999. He was appointed as a director on July 27, 2010 and serves on the Executive Committee, Asset Liability Management Committee, and the Compliance Committee.

Directors Whose Terms Expire in 2012

Joe M. Carter, 73, is a retired general manager of Daugherty Chevrolet in Gate City, Virginia which he served 43 years in this role from 1965 to April 2008. Mr. Carter is a 1958 graduate of the Whitney Business School formerly located in Kingsport, Tennessee. He served as an advisory Board member of the former Peoples Bank, Inc. and its successors, Premier Bank – Central, NA and First Virginia Bank Southwest until his resignation in 1998. Mr. Carter is a Trustee of Thomas Village Baptist Church for the past 26 years and its Treasurer for the past thirteen years. He also has served on the Scott County Economic Development Board of Directors from 1998 to 2000. He has been a director since 1998 and served on the Audit Committee from 1998 until 2004. He currently serves on the Director Loan Committee and Asset Liability Management Committee of the Bank. Mr. Carter’s experience in the automotive industry and consumer finance assists the Board of Directors in understanding these businesses which are important in the Company’s markets.

Harold Lynn Keene, 56, is President of Keene Carpet, Inc. since 1976 to present and former President of Harold Keene Coal Co., Inc. since 1984 until its sale in January 2011. Mr. Keene received his bachelor of science degree in accounting from East Tennessee State University in 1976. He formerly served as a bank director for Peoples Bank, Inc. from 1987 and its successor bank Premier Bank-Central, NA until 1997 in which he was an Audit Committee member during his entire tenure and Chairman of the Board for two years. He served as an advisory board member with First Virginia Bank Southwest from 1997 to 1998. He has been a director of New Peoples and its Audit Committee Chairman since 1998. Mr. Keene also serves on the Executive Committee, the Offering Committee, the Nominating Committee, Director Loan Committee, Asset Liability Management Committee and Compliance Committee and has been Chairman of the Board for two years. Mr. Keene’s experience in banking, in particular, but also in the coal industry, provide an important resource to the Board of Directors in dealing with bank and finance related matters and the coal industry, an important market for the Company.

Fred W. Meade, 77, is President and Owner of Big M Stores, Inc., a retail department store and flooring business since 1973 and is also involved in real estate development and rental properties since 1980. He served as a Board member of Southwest Bank of Virginia from 1971 until it sold in 1980. He subsequently served as an advisory board member for the former Bank of Virginia and Signet Bank from 1980 until 1997. Mr. Meade is a member of the Russell County Economic Development board for the past twenty years. In addition, he has served as a member of the Board of Directors of the Russell County Chamber of Commerce. He is a life-long resident of Russell County. Mr. Meade serves as a deacon of the First Baptist Church of St. Paul, Virginia. He has been a director since 1998 and has served as Chairman of the Board of Directors for the Company and the Bank for two years. He currently is a member of the Executive Committee, the Director Loan Committee and the Compensation Committee. Mr. Meade’s experience in the retail business, real estate, economic development, and bank board experience are very important to the Board of Directors.

Directors Whose Terms Expire in 2013

Tim W. Ball, 51, is President, Owner and Operator of Ball Coal Company since 1985 to present, owner of Tim Ball Trucking Company from 1985 to present, and President of Tim Ball Farming Corporation from 1987 to present. Mr. Ball is a 1982 graduate from Emory and Henry College. He is active in various community service. He has been a director since 1999. Mr. Ball’s experience in the coal industry, farming and community involvement serve well for the Board of Directors because many of the Company’s customers are involved in the coal industry or farm-related businesses.

Michael G. McGlothlin, 59, is President of the Appalachian College of Pharmacy from 2005 to 2006 and 2008 to present. He also serves as President of Watkins Branch Development, LTD and The Inn on Garden Creek, LTD from 2006 to present. Mr. McGlothlin serves as Secretary and Director of MGM Methane Corporation from 2009 to present. Mr. McGlothlin serves as Trustee and as Treasurer of the Appalachian School of Law (Trustee 2005 to present and Treasurer 2005 to present). Mr. McGlothlin serves as a Trustee and as Secretary of the McGlothlin Foundation from 1998 to present. He has been the owner of Michael G. McGlothlin, Attorney-at-Law in Grundy, Virginia since 2002. Prior to that, he was a partner in the Law Firm of McGlothlin and Wife from 1984 to 2002. He served as Commonwealth Attorney for Buchanan County, Virginia from 1980 to 1983 and as County Attorney for Buchanan County, Virginia from 1984 to 1989 and from 1992 to February 2011. He currently serves as counsel to the County Attorney for Buchanan County, Virginia, and the Buchanan County Board of Supervisors. He was a partner in the Law Firm of McGlothlin, McGlothlin and McGlothlin from 1977 to 1979. Mr.

McGlothlin is past President of the Buchanan County Bar Association. Mr. McGlothlin is a 1974 graduate of the University of Virginia and a 1977 graduate of the Marshall Wythe School of Law of the College of William and Mary.

He served as a member of the College Board of Virginia of the University of Virginia at Wise, formerly known as Clinch Valley College Advisory Board, from 1985 to 2010. He is a past President of the Kiwanis Club and a past Chairman of the Breaks District of the Sequoyah Council of the Boy Scotts of America. He is a former member of the Virginia Board of Forestry from 2002 to 2006 and the Great Southwest Group Home Commission from 1983 to 1992.

Mr. McGlothlin has been a Director of the Company and the Bank since 1998 and currently serves as Chairman of the Board and sits on the Executive, Compliance and Offering Committees of the Board. Mr. McGlothlin’s experience as an attorney, administrator, and organizational and community leader provide the Board with a broad range of professional experience and his community involvement assists the Board in understanding the communities it serves and developing relationships within those communities.

B. Scott White, 65, is self-employed as a cattle rancher in Castlewood, Virginia, a private investor, and formerly President and CEO of a multi-state rock quarry, White Stone Company and White’s Pelleting Company, from 1970 until the company was sold in 1997. Mr. White has also served as General Manager of Sky Blue Tower Company, LLC, a cell phone tower company in southwest Virginia from 2004 to 2008. He served two years as Chairman of the Board, and currently serves as Chairman of the Compliance Committee. Mr. White serves as a member of the Executive Committee, the Audit Committee, the Nominating Committee and the Offering Committee of the Company. He has been a director since 1998. Mr. White’s experience as a small business owner and rancher provides experience to the Board relevant to its small business customer base.

Executive Officers Who Are Not Directors

The following biographical information discloses the age and business experience in the past five years for each of our executive officers who are not directors.

Frank Sexton, Jr., 61, has served as Executive Vice President and Chief Operating Officer of both the Company and the Bank since December 2003. He had previously served as the Company’s Executive Vice President, Chief Financial Officer and Secretary since 2001 and the Bank’s Executive Vice President and Cashier since 1998.

C. Todd Asbury, 40, has served as Executive Vice President, Chief Financial Officer, and Treasurer of both the Company and the Bank since May 2009. Mr. Asbury has served as Secretary of the Company and the Bank since May 2010. He served as Senior Vice President, Chief Financial Officer, and Treasurer starting in December 2003.

Stephen Trescot, 62, has served as Executive Vice President and Chief Credit Officer of the Bank since February 28, 2011 until present. Mr. Trescot retired from Wachovia Bank in January 2009, after serving as Senior Credit Officer and Senior Loan Review Officer. He was with Wachovia for thirty-six years. Since retirement, Mr. Trescot served as Senior Vice President, Regional Credit Administrator with Washington Trust Bank, Senior Vice President, Senior Loan Review Officer with BB and T and as Member, Credit Risk Management, LLC.

Sharon V. Borich, 56, has served as Senior Vice President and Senior Lending Officer of the Bank from February 28, 2011 to present. Prior to this position, she served as Senior Vice President and Chief Credit Officer of the Bank since February 2010. Ms. Borich served as Vice President and Senior Loan Officer for the Bank from November 2009 to February 2010. Ms. Borich joined the Bank as Vice President and Branch Manager of the Bluefield, Virginia office in March 2005. Effective February 28, 2011, Ms. Borich no longer serves as a named executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain of our officers to file reports with the Securities and Exchange Commission (“SEC”) indicating their holdings of, or transactions in, our equity securities. Based on a review of these reports and written representations furnished to us, we believe that our directors and officers complied with all Section 16(a) filing requirements with respect to 2010.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for our directors, executive officers, and senior officers who have financial responsibilities. The Code of Ethics is designed to promote, among other things, honest and ethical conduct, proper disclosure of financial information in our periodic reports, and compliance with applicable laws, rules and regulations by our senior officers who have financial responsibilities. A copy of the Code of Ethics is filed as Exhibit 14.

Audit Committee

The Company has a standing Audit Committee. The members of the Audit Committee are Messrs. Cox, Gent, Hearl, Keene (Chairman) and White. The Board in its business judgment has determined that all of the members of the Audit Committee are independent as defined by NASDAQ Stock Market Listing Rules and applicable SEC regulations. The Board of Directors also has determined that all of the members of the Audit Committee have sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that Mr. Keene qualifies as an audit committee financial expert as defined by SEC regulations.

Item 11. Executive Compensation

Compensation Committee Report

The Compensation Committee of the Board of Directors has furnished the following report on executive compensation.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the management of the Company. Based on that review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the Compensation Committee

John D. Cox (Chairman)

Charles H. Gent, Jr.

A. Frank Kilgore

Fred W. Meade

Compensation Discussion & Analysis

The Compensation Committee of the Board of Directors reviews and establishes the salary and other compensation of our Senior Management, including the named executive officers. The Committee consists entirely of independent directors who are not our officers or employees. Currently, the individuals serving as Chief Executive Officer and as executive officers also serve in the same capacities, respectively, for the Bank. These executive officers are presently compensated for services rendered by them to the Bank, but not for services rendered by them to the Company. The Committee also makes recommendations to the Board of Directors with respect to the executive officers’ bonuses and long-term incentive awards under our stock option plan.

The objectives of the Bank’s executive compensation programs are to fairly reward and retain effective and experienced management. The compensation programs are designed to reward effectiveness, experience and ability. The Committee establishes current compensation based primarily on review of competitive salary practices by similarly sized bank organizations in Virginia as listed in the Virginia Bankers’ Association Salary Survey, giving appropriate consideration to regional cost of living differences and strategies. This survey is used as a guide to determine the base salary and bonus of executive officers. The elements of compensation are as follows: base salary, bonuses, stock options, deferred compensation, insurance benefits and 401(K) matching contributions as presented in Summary Compensation Table included in the section entitled “Executive Compensation.” As of December 31, 2010, there was also a salary continuation agreement with the Chief Operating Officer which had been designed as a long-term incentive to retain his service as an employee. The salary continuation agreement with the current Chief Operating Officer remains in effect and is discussed below. We pay each element of compensation to maximize the continuity of management and investment return. The Committee determines the amount of each element of compensation based on the following factors: regional and statewide comparisons, individual efforts, success and our overall performance. The Committee’s decisions regarding each element relate to our overall compensation objectives and affect decisions regarding other elements.

The Committee has developed and implemented compensation policies and plans that seek to enhance our profitability and maximize shareholder value by aligning the financial interests of our senior officers with those of our shareholders. The policies are designed to provide competitive levels of compensation to attract and retain high quality corporate officers and key employees with outstanding abilities and to motivate them to perform to the full extent of their abilities. The compensation program is designed to provide levels of compensation that reflect both the individual’s and the organization’s performance in achieving the organization’s goals and objectives and in helping to build value for our shareholders. The components of the compensation of our executive officers and the Bank include salaries and bonuses paid by the Bank and long-term incentives through stock options granted by us. Although no stock options were awarded to the named executive officers in 2010, each executive has outstanding unexercised options that the Committee believes help align the executives’ interests directly to the shareholders’ interests. Salaries are designed to provide basic remuneration for services, to be competitive in our market and to assist in retention. In addition, annual bonus decisions take into account the achievement of corporate strategic goals, such as profitability, rates of return, asset growth and asset quality are achieved during the periods evaluated for bonus consideration, further aligning the interests of executive officers and shareholders

We align performance and compensation based upon strategic goals that are incorporated in our budget and approved by the Board of Directors. Risks are monitored by the Board of Directors by review of the budget versus actual performance, internal policy limits for various key performance ratios, asset quality ratios, interest rate sensitivity shocks, liquidity management, and capital levels. All of these components together with continuation of employment are considered to determine appropriate risks taken by management and the employees. It is at the discretion of the Board of Directors to pay cash bonuses or any other incentives if goals are met or exceeded. In 2010, the Board did not pay bonuses to any employee.

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

For bonuses, at the beginning of the year the Committee recommends a target bonus pool for senior management to the Board of Directors for approval. To set the bonus pool the Committee considers peer group bonuses, relying on the Virginia Bankers Association Salary Survey, base salaries and overall Company performance. For 2010 the senior management target bonus pool was set at $170,000. Typically, at the end of the year the Committee revisits the target bonus pool considering actual overall Company performance for the year, while also taking into account the current economic atmosphere and other factors that the Committee deems relevant. As a result the senior management bonus pool the Committee recommends to the Board of Directors at the end of the year may be larger or smaller than the target bonus pool set at the beginning of the year. The Committee then prepares individual bonus recommendations for each member of senior management, including the named executive officers. Generally, the bonus recommendations are set as a proportional percentage of the final bonus pool based on relative base salary. However, individual bonus recommendations may be adjusted up or down based on the Committee’s evaluation of the individual’s performance over the year. The Board of Directors then considers the Committee’s recommendations and sets the actual bonus pool and individual bonuses. In September 2010, in light of the anticipated net loss for the year 2010, the bonus was cancelled and not paid.

The Chief Executive Officer does not set his own salary or bonus or the salaries or bonuses of the other named executive officers. The CEO is involved in the other named executive officers’ compensation, and provides input to the Committee regarding his own. However, recommendations are made by the Committee and the final decision resides with the Board of Directors.

Stock Options

The stock option plan is intended to provide a means for selected key employees to increase their personal financial interest in us, thereby stimulating the efforts of these employees and strengthening their desire to remain with us. The stock option plan permits the award of incentive stock options and non-qualified stock options to directors and eligible officers and key employees. The Board of Directors makes grants under the stock option plan on a discretionary basis, taking into consideration the respective scope of accountability and contributions of each director and employee, including the Chief Executive Officer, to us. In 2010, the Committee did not award any stock options to any of the executive officers or other employees. Since the change in accounting regulations in 2005 regarding expensing stock options, no stock options have been awarded to any individuals.

There is no set time for the awarding of stock options, however, for the years in which options were granted, the options have been granted in January or December. The stock option plan allows for the awarding of stock options, but no set levels of criteria or performance thresholds are necessary before options can be granted. We have no set policy regarding recapturing awards if based on financial results that have been misstated. The Board is considering whether to propose a new stock option plan for shareholder approval.

Other Elements of Compensation

Each named executive officer is provided with the use of a company vehicle.

On December 18, 2002, the Bank entered into a salary continuation agreement with Frank Sexton, Jr. If Mr. Sexton were to terminate his employment prior to his 65th birthday, his benefit would be $23,424 annually to be paid in 180 month installments for 15 years; total value is $211,889 (as of November 1, 2010).

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former executive officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks with other entities with respect to any such member.

Executive Compensation

The following table shows, for the fiscal years ended December 31, 2010, 2009, and 2008, the cash compensation that we paid to the named executive officers in all capacities in which they served:

Summary Compensation Table Fiscal Years 2010, 2009 and 2008
Name and Principal Position	Year	Salary ($)	Bonus ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)

Jonathan H. Mullins (3) President and Chief Executive Officer (From May 19, 2009)	2010 2009 —	220,000 184,119 —	— — —	— — —	12,359 8,816 —	232,359 192,935 —

Frank Sexton, Jr. Executive Vice President and Chief Operating Officer	2010 2009 2008	162,516 161,107 146,016	— — 17,522	31,570 29,295 27,185	9,414 8,271 7,240	203,500 198,673 197,963

C. Todd Asbury Executive Vice President, Chief Financial Officer, Secretary and Treasurer	2010 2009 2008	157,500 153,238 135,200	— — 16,224	— — —	8,606 7,234 6,684	166,106 160,472 158,108

Sharon V. Borich Senior Vice President and Chief Credit Officer	2010 2009 2008	122,404 — —	— — —	— — —	6,714 — —	129,118 — —

(1)	These amounts represent the change in the actuarial present value of the accumulated benefit under the salary continuation agreement for Mr. Sexton.
(2)	All benefits that might be considered of a personal nature did not exceed $10,000. All other compensation includes amounts for Mr. Mullins representing matching contributions under the Bank’s defined contribution plan of $11,615 and $8,816 in 2010 and 2009, respectively; amounts for Mr. Sexton representing matching contributions in 2010, 2009 and 2008 under the Bank’s defined contribution plan of $8,387, $7,726, and $7,240, respectively; and amounts for Mr. Asbury representing matching contributions in 2010, 2009 and 2008 for the Bank’s defined contribution plan of $8,046, $7,234, and $6,684, respectively.
(3)	Mr. Mullins became President and CEO on May 19, 2009 and his compensation reflects his pay for 2009 including his compensation as a non-named executive officer and also as a named executive officer.
(4)	Ms. Borich became Senior Vice President and Chief Credit Officer in February 2010 and her compensation reflects her pay for 2010 including her compensation as a non-named executive officer and also as a named executive officer.

Grants of Plan-Based Awards

The named executive officers did not receive any grants of plan-based awards during fiscal 2010.

Outstanding Equity Awards at Fiscal Year-End 2010

The following table sets forth for the year ended December 31, 2010, the outstanding equity awards at fiscal year-end to the named executive officers. The named executive officers have not received other stock awards:

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price(2) ($)	Option Expiration Date
Jonathan H. Mullins President and Chief Executive Officer	1,791 1,430 5,363 16,087	6.99 6.99 9.44 11.54	12/31/12 12/31/13 12/13/14 12/20/15	(4) (5) (6) (7)

Frank Sexton, Jr. Executive Vice President and Chief Operating Officer	14,300 7,150 5,362 5,363 16,088	5.25 6.99 6.99 9.44 11.54	12/31/11 12/31/12 12/31/13 12/13/14 12/20/15	(3) (4) (5) (6) (7)

C. Todd Asbury Executive Vice President, Chief Financial Officer, Secretary and Treasurer	5,362 16,088	9.44 11.54	12/13/14 12/20/15	(6) (7)

Sharon V. Borich	4,290	11.54	12/20/15	(7)

(1)	The amounts have been adjusted for the 10% stock dividend granted on June 7, 2005 and the 13-for-10 stock split effected in the form of a stock dividend on September 4, 2007.
(2)	Stock options were granted at the fair market value of the shares of Common Stock at the grant dates. The grants are exercisable immediately after they are granted.
(3)	Options were awarded and fully vested on December 31, 2001.
(4)	Options were awarded and fully vested on December 31, 2002.
(5)	Options were awarded and fully vested on December 31, 2003.
(6)	Options were awarded and fully vested on December 13, 2004.
(7)	Options were awarded and fully vested on December 20, 2005.

Option Exercises and Stock Vested

There were no exercises of stock option awards or stock awards that vested for the named executive officers in 2010.

Pension Benefits

The following table sets forth for the year ended December 31, 2010, information with respect to the salary continuation agreement, which provide for payments following retirement.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)
Jonathan H. Mullins President and Chief Executive Officer	N/A	—	—

Frank Sexton, Jr. Executive Vice President and Chief Operating Officer	Salary Continuation Agreement	N/A	217,487

C. Todd Asbury Executive Vice President, Chief Financial Officer, Secretary and Treasurer	N/A	—	—

Sharon V. Borich Senior Vice President and Chief Credit Officer	N/A	—	—

(1)	Assumes for Mr. Sexton the following: a retirement age of 65, fixed principal payments for 180 months following retirement, at a discount rate of 7.50%. Under APB 12, the interest method of accounting is used.

For further information on the salary continuation plans of Mr. Sexton, please refer to the “Other Elements of Compensation” section above.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan for the named executive officers.

Employment or Change in Control Agreements

Neither the Company nor the Bank has entered into an employment agreement or change in control agreement with any of the named executive officers.

Director Compensation

The following table sets forth, as of December 31, 2010, certain information with respect to director compensation for each of the members of the Board of Directors. The directors did not receive any other compensation during 2010 for their services as directors on the Board.

Director Compensation for 2010
Name	Fees Earned or Paid in Cash (1) ($)	Total ($)
Tim W. Ball	10,900	10,900
Joe M. Carter	14,350	14,350
John D. Cox	13,000	13,000
Charles H. Gent, Jr.	11,850	11,850
Eugene Hearl (1)	700	700
Harold Lynn Keene, Jr.	15,150	15,150
A. Frank Kilgore	10,800	10,800
John D. Maxfield (2)	1,500	1,500
Michael G. McGlothlin	12,050	12,050
Fred W. Meade	13,700	13,700
Jonathan H. Mullins	3,200	3,200
Bill Ed Sample(3)	3,600	3,600
Stephen H. Starnes (4)	1,900	1,900
B. Scott White	13,800	13,800

(1)	Each of the directors holds stock options covering shares of our common stock except Director Hearl who joined the Board on November 29, 2010. Such amounts are all reflected in the Beneficial Ownership Table.
(2)	Former Director John D. Maxfield resigned from the Board of Directors on March 3, 2010 due to medical reasons regarding hearing impairment.
(3)	Former Director Bill Ed Sample resigned from the Board of Directors on April 28, 2010 due to personal reasons.
(4)	Former Director Stephen H. Starnes resigned from the Board of Directors on March 8, 2010 for business purposes.

In 2010, each director was paid $700 per month for service on the Board of Directors and a maximum of $100 per committee meeting for each committee of which a director is a member with the exception of the Director Loan Committee which was established in July 2010 and each member received $150 per meeting. For 2011, each existing director will be paid $700 per Board of Director meeting and $200 per committee meeting for each committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth, as of April 26, 2011, certain information with respect to beneficial ownership of shares of Common Stock by each of the members of the Board of Directors, by each of the executive officers named in the “Summary Compensation Table” below and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the individual’s spouse, minor children or other relatives of the individual living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Exercisable Options Beneficially Owned)(2)	Total Shares Beneficially Owned	Percent of Class (3)

C. Todd Asbury	—		21,450	21,450	*
Tim W. Ball	3,432		16,640	20,072	*
Sharon V. Borich	—		4,290	4,290	*
Joe M. Carter	23,660	(4)	16,640	40,300	*
John D. Cox**	53,072	(5)	13,780	66,852	*
Charles H. Gent, Jr.	27,170	(6)	10,920	38,090	*
Eugene Hearl	1,100		—	1,100	*
Harold Lynn Keene**	44,450		8,060	52,510	*
A. Frank Kilgore	96,620	(7)	10,920	107,540	1.05%
Michael G. McGlothlin**	118,267		16,640	134,907	1.32%
Fred W. Meade**	38,896	(8)	16,640	55,536	*
Jonathan H. Mullins**	1,100		24,671	25,771	*
Frank Sexton, Jr.	32,461	(9)	48,262	80,723	*
Stephen Trescot	—		—	—	*
B. Scott White**	381,929	(10)	8,060	389,989	3.81%
All Directors and Executive Officers as a group (14 persons)	822,157		216,973	1,039,130	10.16%

*	Percentage of ownership is less than one percent of the outstanding shares of Common Stock.
**	Members of the Executive Committee.
(1)	Except as otherwise indicated, each director, director nominee or executive officer has sole voting power and investment power with respect to the shares shown.
(2)	Includes options that will become exercisable within 60 days on April 26, 2011.
(3)	Based on 10,010,178 shares of Common Stock issued and outstanding on April 26, 2011
(4)	Includes 6,901 shares held by Mr. Carter’s wife.
(5)	Includes 12,584 shares held by Mr. Cox’s wife and 31,336 shares held by Cox Ford Tractor, Inc. of which Mr. Cox is Owner.
(6)	Includes 2,860 shares held by Mr. Gent’s wife and 2,860 shares Mr. Gent holds as custodian for his child.
(7)	Includes 5,200 shares Mr. Kilgore holds as trustee for his grandchildren.
(8)	Includes 36,036 shares Mr. Meade holds jointly with his wife.
(9)	Includes 440 shares Mr. Sexton holds jointly with his child.
(10)	Includes 57,200 shares held by Mr. White’s wife and 2,717 shares Mr. White holds as trustee for his child.

Security Ownership of Certain Beneficial Owners

As of April 26, 2011, the following persons are known to us that beneficially own five percent or more of the Company’s stock. Other than as disclosed below, the Company is not aware of any person or group, as those terms are defined in the Securities Exchange Act of 1934, who beneficially owned more than 5% of the outstanding Common Stock as of April 26, 2011.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Richard G. Preservati and N. Karen Preservati Post Office Box 1003, Princeton, West Virginia 24740	550,000	5.50%

Equity Compensation Plan

The following table sets forth information as of December 31, 2010, with respect to compensation plans under which shares of Common Stock are authorized for issuance:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders:
2001 Stock Option Plan	771,344	$8.81	382,947
Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	771,344	$8.81	382,947

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

We have not adopted a formal policy that covers the review and approval of related person transactions by our Board of Directors. The Board, however, does review all related party transactions that are proposed to it for approval. During such a review, the Board will consider, among other things, the related person’s relationship to us, the facts and the circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction and any other material information. Our Audit Committee has the responsibility to review significant conflicts of interest involving directors or executive officers.

Item 14. Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Brown, Edwards & Company, L.L.P. (“Brown, Edwards”) served as our independent registered public accountants with respect to the audit of our consolidated financial statements for the fiscal year ended December 31, 2010.

On March 28, 2011, the Audit Committee received notification from Brown, Edwards indicating that it declines to stand for reappointment after completion of the audit for the Company’s 2010 fiscal year.

During the fiscal years ended December 31, 2009 and December 31, 2010, and during the period from January 1, 2011 through March 28, 2011, the Company had (i) no disagreements with Brown, Edwards on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to Brown, Edwards’ satisfaction, would have caused it to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim period and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K during the two most recent fiscal years or the subsequent interim period.

Brown, Edwards’ reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2009 and December 31, 2010, do not contain any adverse opinion or disclaimer of opinion, nor are they qualified or modified as to uncertainty, audit scope, or accounting principles.

These matters were previously disclosed in a Current Report on Form 8-K filed on April 12, 2011. The Company provided Brown, Edwards a copy of the disclosures and requested that Brown, Edwards furnish the Company with a letter addressed to the SEC stating whether or not Brown, Edwards agrees with the above statements. A copy of such letter, dated April 11, 2011 is filed as Exhibit 16.1 to Current Report on Form 8-K and is incorporated by reference thereto as Exhibit 16.1 hereto.

The decision to change the Company’s registered public accounting firm was approved by the Audit Committee.

The Audit Committee has approved Elliott Davis, LLC as independent registered public accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2011. The engagement letter is anticipated to be signed early May 2011.

AUDIT INFORMATION

The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee charter is filed as Exhibit 99. The members of the Audit Committee are independent as that term is defined in the NASDAQ Stock Market Listing Rules and applicable SEC regulations.

Fees of Independent Registered Public Accountants

Audit Fees - The aggregate fees billed by Brown, Edwards for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, for fiscal years ending December 31, 2010 and 2009 were $146,195 and $87,150, respectively.

Audit Related Fees - The aggregate fees billed by Brown, Edwards for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under the heading “Audit Fees” above for the fiscal years ended December 31, 2010 and 2009 were $13,192 and $15,029, respectively. During 2010 and 2009, these services included the performance of audits of the 401-k benefit plan; accounting consultations regarding nonperforming assets, deferred taxes, troubled debts restructured, goodwill, and disclosures in Form 10-K,

Tax Fees - The aggregate fees billed by Brown, Edwards for professional services for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 and 2009 were $11,250 each year. During 2010 and 2009, these services included preparation of tax returns as necessary and for NPB Capital Trusts I & 2, as well as tax compliance services.

All Other Fees - None.

Pre-Approved Services - All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown, Edwards was compatible with the maintenance of that firm’s independence in the conduct of their auditing functions. The Audit Committee has a policy that provides for the pre-approval of all services to be provided by its independent registered public accounting firm. The Audit Committee does not delegate to management its responsibility to pre-approve services performed by the independent registered public accounting firm. All of the services mentioned above were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to our Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer
Date:	April 29, 2011

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer
Date:	April 29, 2011

Exhibits

The following exhibits are filed as part of this Form 10-K/A, and this list includes the exhibit index:

2	Agreement and Plan of Share Exchange dated August 15, 2001 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2001)

3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004)

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001)

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004)

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004)

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010)

14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

16.1	Brown Edwards & Company, LLP’s letter to the Securities & Exchange Commission, dated April 11, 2011 (incorporated by reference to Exhibit 16.1 to Form 8-K filed April 12, 2011)

21**	Subsidiaries of the Registrant

23**	Consent of Brown, Edwards and Company, L.L.P.

24**	Powers of Attorney (contained on signature page)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

32**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99	Audit Committee Charter

*	Denotes management contract.
**	Previously filed with our original Annual Report on Form 10-K for the year ended December 31, 2010.