Form 10-K/A
period 2010-12-31
NEW PEOPLES BANKSHARES INC
filed 2011-06-24
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Common Stock – $2 Par Value

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

The number of shares outstanding of the registrant’s common stock was 10,010,178 as of June 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (this “Form 10-K/A”) filed by New Peoples Bankshares, Inc. (the “Company”) as of and for the year ended December 31, 2010 (the “Form 10-K”) is being filed in order to amend and restate the Form 10-K and the Company’s consolidated financial statements and accompanying footnotes as of and for the year ended December 31, 2010 (the “2010 Financials”) and other related information included therein.

As reported by the Company, a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2011, prior to the March 16, 2011 filing of the Form 10-K, the Company’s management was unaware of certain material adjustments to the appraised values of real estate collateral securing impaired loans and appraised values of other real estate owned properties held by the Company’s wholly-owned subsidiary, New Peoples Bank, Inc. (the “Bank”). In certain instances, reductions in collateral values on impaired loans and other real estate owned properties based on recent appraisals had not been communicated to management responsible for financial reporting on a timely basis. In addition, senior management did not fully understand the implications of Financial Accounting Standards Board Topic ASC 855 (formerly SFAS 165), which requires in most cases that material collateral appraisals received after the end of the reported financial period but before financial reports for that period are completed or filed, should be reflected in that prior period report. These appraisals were received after December 31, 2010 but prior to the original date of issuance of the Company’s Form 10-K issuance. That information also resulted in reclassifying certain loans as nonaccrual loans. The appraisals were not factored into the Company’s provision for loan losses in the previously issued 2010 Financials. Management and the Audit Committee of the Company’s Board of Directors determined that the 2010 Financials should be restated to reflect these additional appraisals. The overall impact on net loss of the adjustments related to the restatement of the 2010 Financials is summarized below:

(In thousands)	Net Loss Attributable to Changes Year Ended December 31, 2010
Net Loss, As Previously Reported	($3,972)
Decrease in loan interest income	(141)
Increase in Provision for Loan Losses	6,697
Increase in other real estate owned expenses	440
Increase in other operating expenses	482
Decrease in Provision for Income Tax	2,667
Total Adjustments	(5,093)
Net Loss, As Restated	($9,065)

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following items in the Form 10-K have been amended and restated in their entirety:

•	Part I, Item 1 – Business;

•	Part I, Item 1A – Risk Factors;

•	Part II, Item 6 – Selected Financial Data;

•	Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II, Item 8 – Financial Statements and Supplemental Data;

•	Part II, Item 9A – Controls and Procedures; and

•	Part IV, Item 15 – Exhibits and Financial Statement Schedules.

Additionally, Part IV, Item 15 has been amended and restated in its entirety to include the Company’s restated consolidated financial statements and currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Other than the items outlined above, there are no changes to the Form 10-K, although this Form 10-K/A also sets forth those items in the Form 10-K that are not being amended and restated for the convenience of the reader. No attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the Form 10-K, including the exhibits to the Form 10-K, except as required to reflect the effects of the restatement of the 2010 Financials. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 16, 2011. Except as otherwise specifically noted, all information contained herein is as of December 31, 2010 and does not reflect any events or changes that have occurred subsequent to that date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings, if any.

The Company is not required to and has not updated any forward-looking statements previously included in the Form 10-K. The Company has not amended, and does not intend to amend, any of its other previously filed reports. (Note: No other periods were affected by the restatement of the 2010 Financials). Our previously issued consolidated financial statements as of and for the year ended December 31, 2010, which were filed with the 10-K, should no longer be relied upon, as we have reported before.

This Form 10-K/A includes changes to Item 9A – Controls and Procedures and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. This restatement of management’s assessment regarding disclosure controls and procedures results from the identification of a material weakness in internal control over financial reporting. As a result of the need to restate the 2010 Financials, management has reassessed the effectiveness of the Company’s internal control over financial reporting and has concluded that, as of December 31, 2010, there was a material weakness in the Company’s internal control over financial reporting. The weakness primarily relates to the new appraisals and other valuation information on collateral securing impaired loans and other real estate owned properties not being evaluated in a timely manner and recorded in the proper period. This Form 10-K/A includes changes to Management’s Report on Internal Control Over Financial Reporting in Item 9A – Controls and Procedures that reflect management’s reassessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The Company has implemented changes in internal controls as of the date of this report to address the material weakness. However, we believe that additional time and testing are necessary before we can conclude that the identified material weakness has been remediated.

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

The Tri-State Area has a diversified economy supported by natural resources, which include coal, natural gas, limestone, and timber; agriculture; healthcare; education; technology; manufacturing and services industries. Predominantly, the market is comprised of locally owned and operated small businesses. The area has also been named a technology corridor. Considerable investments in high-technology communications, high-speed broadband network and infrastructure have been made which has opened the area to large technology companies and future business development potential for new and existing businesses. The area is becoming known as one of the East Coast’s new centers for electronic information technology, energy, education and emerging specialty manufacturing. Leaders in their industries are taking advantage of the low cost of doing business, training opportunities, available workforce and an exceptional quality of life experience for employers and employees alike.

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

Loans by type as a percentage of total loans are as follows:

		December 31,
	2010	2009	2008	2007	2006
Commercial, financial and agricultural	15.48%	15.56%	15.26%	17.77%	18.34%
Real estate – construction	7.39%	9.41%	8.96%	5.63%	6.63%
Real estate – mortgage	69.13%	66.02%	67.04%	67.87%	65.18%
Installment loans to individuals	8.00%	9.01%	8.74%	8.73%	9.85%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

Our underwriting policy for consumer loans seeks to moderate risk and minimize losses, primarily through a careful analysis of the borrower. In evaluating consumer loans, we require our lending officers to review the borrower’s level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, we maintain an appropriate margin between the loan amount and collateral value.

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

The regulators may take various corrective actions with respect to a financial institution considered to be capital deficient. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid or dividends, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. As discussed above, in October 2009 the Richmond FRB imposed a prohibition on the Bank paying dividends to preserve capital. Bank holding companies can be called upon to boost their subsidiary bank’s capital and to partially guarantee the institution’s performance under its capital restoration plan. If this occurs, capital which otherwise would be available for holding company purposes, including possible distributions to shareholders, would be required to be downstreamed to one or more subsidiary bank. In this respect, the Richmond FRB also notified New Peoples that we must defer dividends on our trust preferred issuances which we did as of October 2009. As of December 31, 2010, the Bank was “adequately capitalized,” with a Total Capital ratio of 9.79%; a Tier 1 Capital ratio of 8.50%; and a leverage ratio 6.00%.

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

Subsequent Events

On March 16, 2011 two of our directors, Harold Lynn Keene and B. Scott White, loaned the Company a total of $4.95 million (“director loans”).Subsequent to receiving regulatory approval the Company on March 16, 2011 used the proceeds of the director loans to retire the Company’s existing indebtedness to the FDIC as receiver for Silverton Bank as discussed in Note 21 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The director loans are unsecured and have a stated maturity of December 31, 2011 with interest payable at maturity or conversion at the variable rate equal to the Wall Street Journal prime rate which was 3.25% on March 16, 2011. The Company is obligated to convert the director loans into the Company’s common stock ($2.00 par value) if, before their stated maturity, the Company conducts an offering of its common stock. If this occurs, the director loans would be converted at the same price per share at which common stock is offered. If the Company does not conduct an offering prior to the stated maturity of the director loans, the Company has the option, but not the obligation, to convert the director loans into shares of its common stock within 30 days of the stated maturity at a price per share to be established by the Company’s Board of Directors. The Company believes the director loans are on more favorable terms to the Company than could be obtained from unrelated parties.

In addition to the aforementioned subsequent event, we have considered subsequent events through the date of the reissuance of the restated financial statements in this Form 10-K/A. Various appraisals on impaired loans have been obtained in the subsequent period that indicated further impairment on the collateral value underlying various loans individually reviewed for impairment at December 31, 2010. In addition, appraisals obtained on certain other real estate owned properties at December 31, 2010 resulted in write-down of values on these assets. Further information was obtained on two particular construction loan credits in the subsequent period validating a deteriorating change in value of these loans at December 31, 2010. In accordance with our board approved loan charge-off policy, partial charge offs were taken resulting in a reduction in the allowance for loan losses and income tax expense. For a more detailed explanation please see the “Explanatory Note” and the first three paragraphs of “Item 1A. Risk Factors”.

Item 1A. Risk Factors

A material weakness in our internal control over financial reporting existed as of December 31, 2010. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

In connection with the restatement of our previously issued consolidated financial statements as of and for the year ended December 31, 2010, management and the Audit Committee of our Board of Directors concluded that, as of December 31, 2010, there was a material weakness in our internal control over financial reporting relating to the system of monitoring the real estate collateral values of certain impaired loans and other real estate owned properties at the Bank. In certain instances, reductions in collateral values on impaired loans based on recent appraisals had not been communicated to management responsible for financial reporting on a timely basis. See “Item 9A. Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting.”

As of the date of this amended annual report on Form 10-K/A, we have implemented remedial measures related to the identified material weakness. See “Item 9A. Controls and Procedures – Changes in Internal Control Over Financial Reporting.” The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to remediate the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

On July 29, 2010, we entered into a “Written Agreement” with the Reserve Bank and the Bureau. This is a form of regulatory enforcement. It imposes significant requirements and restrictions on us. Failure to comply could result in additional regulatory enforcement actions which would severely and adversely affect us.

We have entered into the Written Agreement with the Reserve Bank and the Bureau as included in our Form 8-K filed with the Commission on August 6, 2010, incorporated into this filing by reference by which we have committed ourselves to taking specified actions within specified periods of time to improve our safety and soundness in light of our current diminished asset quality, earnings, and liquidity. The Written Agreement affects our management, operations, business and financial condition and requires us to take certain actions and achieve certain results which we may fail to do notwithstanding our best efforts. Taking these actions could materially and adversely affect shareholders as they are designed to protect depositors, not necessarily shareholders. In any event, compliance efforts will occupy significant management time and effort and distract from management’s ability to carry out our regular business and impose additional costs. This could also have an adverse effect on us even if we achieve full compliance with the requirements of the Written Agreement. Failure to take actions or achieve the required results under the Written Agreement would likely lead to additional enforcement actions by the banking regulators which could materially and adversely affect us.

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

We have a high concentration of loans secured by real estate, and the downturn in the real estate market, should it deepen or be extended, could result in additional losses and materially and adversely affect our business, financial condition, results of operations and future prospects further.

A significant portion of our loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2010, approximately 76.52% of our loans has real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. As a result, the recession, particularly as it has affected the real estate market as discussed above, has impacted us very negatively. Further adverse changes in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and result our portfolio being further unprotected. In such a case, as discussed below, it would be likely that we would be required to increase our provision for loan losses beyond current provisions, which would negatively affect our results of operations and impact capital. Liquidation of collateral securing a loan to satisfy the debt during a period of reduced real estate values diminishes our ability to recover fully on defaulted loans by foreclosing and selling the real estate collateral, and we would be more likely to suffer losses on defaulted loans. These circumstances could further delay our return to profitability and adversely affect our financial condition.

Additional provisions for our allowance for loan losses because of economic, regulatory or other circumstances may adversely affect our results of operations.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and analysis of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. As discussed above, the amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed our current estimates even though we made substantial increases in our loan loss reserve in 2009 and 2010. In addition, because of the severity of our national financial challenge and its ongoing effects on our loan portfolio, it is more difficult for us to adequately identify and measure risk associated with establishing the allowance for loan losses because, among other things, historical factors and models are not as reliable as guidelines. Thus, the identification and measurement of risk in our loan portfolio depends on our ability to establish appropriate processes and credit culture for the difficult environment we are in. We cannot assure that we can achieve this. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, for the reasons discussed here, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses have a material impact on our financial performance. In light of these factors we may have to make additions to our loan loss reserve levels, which may affect our short-term earnings.

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

In January 2011 we completed a “stress test” on our loan portfolio conducted by a third party. The credit losses reflected in the stress test (together with the credit losses realized in this Amendment), without additional capital, could cause the Bank to remain below the “well-capitalized” level within the regulatory capital classifications.

We employed a third party to conduct an independent assessment of the level of risk within the Bank’s credit portfolio, or a “stress test.” We received a draft of the stress test results in January 2011. The stress test forecasted potential credit losses for three scenarios over a two year period: Low, Medium and High. Under the results of the stress test, we would remain well-capitalized, within the regulatory capital classifications, under two of the three scenarios presented. Clearly that is not the case. The results of that stress test understate our capital issues, particularly in light of the recent report of an additional $5.1 million in loan losses as of December 31, 2010. This brought actual loan losses for the three months ending December 31, 2010 to $6.7 million and left us only adequately-capitalized as of that date. As a result, we have concluded that the stress test cannot be relied upon. Stress tests involve complicated analyses and economic and other projections and assumptions which can render conclusions which are materially different from actual results. The stress test does clarify that, together with the credit losses realized in the quarter ending December 31, 2010, additional credit losses anticipated by the stress test could cause the Bank to remain below the “well-capitalized” level without additional capital investment in the Company.

We currently are “adequately capitalized” as defined by regulatory standards. This may limit additional, external sources of liquidity for the Bank.

At December 31, 2010, we became an adequately capitalized bank. Adequately capitalized banks may only accept, renew or rollover brokered deposits with the consent of the FDIC. As a result of becoming adequately capitalized, the FDIC may deny permission, or may permit us to accept fewer brokered deposits as an additional source of liquidity. Other external sources of liquidity could be impended due to the change in capital status. Various lines of credit and internet deposits could be restricted resulting in a decrease of contingent sources of liquidity. This could potentially cause the Bank to not be able to meet liquidity demands. We are working diligently to return to “well-capitalized” status as soon as possible and to remain well-capitalized, but there is no guarantee that we will sustain that classification.

Our prior growth may increase the risk of credit defaults in the future, which would adversely affect our financial condition and results of operation.

The historical growth in our loan portfolio, including past expansions into new markets and the participation in loans outside our markets, increase credit risk. Rapidly growing loan portfolios are, by their nature, less seasoned and may be more adversely affected by the current economy. Also, estimating loan loss allowances in this type of portfolio is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. In addition, some of our loan participations are in markets more severely affected by the recession. Because of these factors and the slow economic recovery, the current level of delinquencies and defaults may not be representative of the level that will prevail, which may be significantly higher than current levels. As discussed below, a higher rate of delinquencies or defaults on loans than currently anticipated could cause us to increase our provision for loan losses and otherwise negatively affect our financial condition, results of operations and financial prospects.

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

The Company may be required to write down goodwill and other intangible assets, causing its financial condition and results to be negatively affected.

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets under certain circumstances. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2010, the carrying amount of the Company’s goodwill and other intangibles was $4.3 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company tests goodwill for impairment on an annual basis, or more frequently if necessary, and last completed such an impairment analysis in October 2010. The Company concluded that no impairment charge was necessary for the year ended December 31, 2010. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in its stock price.

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

The economic and regulatory factors we have pointed out and the resulting changes in our policies and culture also may necessitate the hiring of employees having additional expertise particularly in respect to identifying and addressing credit matters affected by the recession and our previous growth and policy changes. We may be unable to attract these persons under existing circumstances, and this could impair our ability to satisfy regulatory requirements and restore our earnings to more traditional levels.

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

We, like all financial institutions, have an important stake in our good reputation among customers, investors and other constituencies. Damage to our reputation can occur under many circumstances. Some of these we can control and some, like litigation or regulatory actions, we cannot fully control. Should any such circumstances arise our business could be adversely affected to the extent our reputation is negatively impacted. In this respect, in 2007 our former CEO and a Senior Vice President, without authority, engaged a third party to act as a middleman to buy stock from some of the shareholders who had expressed an interest in selling and to sell that stock to a purchaser who had expressed an interest in buying our stock. Some of the stock was purchased by the middleman at a price less than that paid by the buyer. Subsequently, both employees were terminated and we reimbursed the selling shareholders who did not receive the highest price paid by the buyer for the difference. Our former CEO and the Senior Vice President have pled guilty to conspiring to commit insider trading and money laundering. After concluding our investigation, we acted to protect our shareholders and our reputation in the community, but events like these can adversely affect our standing and ultimately our business.

Regulatory oversight limits our ability to grow our business and requires us to focus on protection of depositors even if it disadvantages our shareholders.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. These agencies examine financial and bank holding companies and commercial banks, establish capital and other financial requirements and approve new branches, acquisitions or other changes of control. As a financial institution, our ability to establish new banks or branches or make acquisitions is conditioned on receiving required regulatory approvals from the applicable regulators. However, we are subject to even tighter regulatory scrutiny by virtue of the Written Agreement. While the Written Agreement is in force we are not likely to be approved for any expansion and we are not likely to seek such approval given our focus on asset quality and credit related issues. In addition, regulatory examination standards - particularly regarding loans - and capital requirements have been enhanced as a result of the severe economic downturn. This regulatory oversight is intended to protect depositors and not necessarily shareholders. Failure to comply with laws, regulations, policies or standards could result in sanctions by regulatory agencies, civil money penalties and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operation.

The Bank’s ability to pay dividends and make other payments to the Company is subject to regulatory restrictions. The Company also is restricted from taking on new debt. These restrictions impact the Company’s ability to service obligations and meet operating expenses.

The Company is a separate legal entity from the Bank and our other subsidiaries, and the Company does not have significant operations of its own. The Company depends on the Bank’s cash and liquidity as well as dividends paid by it to pay its operating expenses and other obligations. The Written Agreement imposed restrictions that prevent the Bank from paying dividends or otherwise making payments to the Company that would reduce the Bank’s capital. This adversely impacts the Company, because these dividends and payments were a major source of the Company’s income. Consequently, the inability to receive dividends and payments from the Bank adversely affects our financial condition and cash flows. Similarly, the Written Agreement prevents the Company from taking on new debt without prior regulatory approval. While the bank regulators did approve two new loans in December, 2010 by two of our directors to enable the Company to meet current obligations, there is no assurance that the bank regulators will approve such requests in the future, should they be needed.

The financial services industry is subject to extensive regulation, which is undergoing major changes.

The financial services industry is subject to extensive regulation, which is undergoing major changes. As a financial services firm, we are subject to financial services laws, regulations, corporate governance requirements, administrative actions and policies in each location in which we operate. Banking regulators have broad and largely discretionary powers, which include prohibiting “unsafe or unsound” practices; requiring affirmative actions to correct any violation or practice; issuing administrative orders that can be judicially enforced; directing increases in capital; directing the sale of subsidiaries or other assets; limiting dividends and distributions; restricting growth; assessing civil monetary penalties; removing officers and directors; and terminating deposit insurance. These actions and other regulatory requirements could have a material adverse effect on us. In 2009, as many emergency government programs slowed or wound down, global regulatory and legislative focus generally moved to a second phase of broader reform and a restructuring of financial institution regulation. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act enacts a major overhaul of the current financial institution regulatory system. Compliance with the changes in applicable regulation as a result of the Dodd-Frank Act could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, and require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. These changes could also result in us becoming subject to stricter capital requirements and leverage limits, and they could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our creditors.

The financial services industry’s profitability may be adversely affected by a market downturn and by monetary and other policies adopted by various governments and international bodies.

The profitability of the financial services industry may be adversely affected by a worsening of general economic conditions in domestic and international markets and by monetary, fiscal, regulatory or other policies that are adopted by various governmental authorities and international bodies, including the Federal Reserve, FDIC, the OCC, the OTS and state banking commissions. Monetary policies have had, and will continue to have, significant affects on the operations and results of financial services institutions. There can be no assurance that the net interest income of a particular financial services institution will not be materially and adversely affected in a changing interest rate environment. Factors such as the liquidity of the global financial markets, the level and volatility of prices of financial instruments, investor sentiment and the availability and cost of credit may significantly affect the activity levels of customers with respect to size, number and timing of transactions. A market downturn would likely lead to a decline in the volume of transactions that financial institutions execute for their customers and thus lead to a decline in revenues from fees, commissions and spreads.

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

The Troubled Asset Relief Program and the related Capital Purchase Program are winding down and many financial institutions that participated in the Capital Purchase Program have repaid their borrowed Capital Purchase Program funds to the Treasury, but many –particularly community banks- have not. So-called TARP banks entering the market in the near future to obtain capital to repay the Capital Purchase Program fund may increase the cost of available capital to us should we also need to obtain capital at the same time even though we did not participate in the TARP program. We also do not know what actual impact the laws and this wind-down will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the laws to help stabilize or stimulate the financial markets, and a continuation or worsening of current financial market conditions, could materially adversely affect our business, financial condition, results of operations and prospects.

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

Item 1B. Unresolved Staff Comments

As of June 23, 2011 there were no unresolved comments from the staff of the SEC with respect to any of New Peoples’ periodic or current reports.

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

	2010		2009
	High	Low	High	Low
1st quarter	$10.00	$6.67	$12.00	$9.00
2nd quarter	10.00	6.00	12.00	10.00
3rd quarter	10.00	6.00	12.00	6.56
4th quarter	8.00	4.00	10.00	4.66

The most recent sales price of which management is aware was $5.00 per share on May 2, 2011.

(b)	Holders

On June 20, 2011, there were approximately 4,420 shareholders of record.

(c)	Dividends

In order to preserve capital to support our growth in the past we have not paid cash dividends. The declaration of dividends in the future will depend on our earnings and capital requirements and compliance with regulatory mandates. We are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Moreover, the Written Agreement we have with the banking regulators prohibits the Company from paying any cash dividends and the Bank’s ability to pay dividends to the Company. So long as these restrictions remain in place the Company will not pay any cash dividends. Thereafter, the Company may or may not pay cash dividends depending on various factors including capital needs, earnings, and other factors our Board of Directors deems relevant. As a result, we do not anticipate paying a dividend on our common stock in 2011. See Note 4, Note 16 and Note 23 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

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

Source: SNL Financial LC, Charlottesville, VA

Item 6. Selected Financial Data

The following consolidated summary sets forth selected financial data for us for the periods and at the dates indicated. The selected financial data has been derived from our annual financial statements on Form 10-K/A. The following is qualified in its entirety by the detailed information and the financial statements included elsewhere in this Form 10-K/A.

	At and For the Year Ended December 31,
(Amounts in thousands, except per share data)	2010	2009	2008	2007	2006
	(Restated)
Balance Sheet
Total Assets	$852,627	$857,910	$807,898	$765,951	$635,819
Gross loans	707,794	763,570	721,174	682,260	569,198
Allowance for loan losses	(25,014)	(18,588)	(6,904)	(6,620)	(4,870)
OREO	12,346	5,643	2,496	2,051	1,181
Deposits	766,080	760,714	705,688	657,033	572,187
Total Borrowings	45,829	46,779	47,991	58,930	16,496
Shareholders’ equity	37,523	46,619	50,323	45,249	42,346
Summary of Operations
Interest Income	48,028	50,378	52,317	51,447	41,280
Interest Expense	13,898	18,563	23,095	25,738	19,393

Net interest income	34,130	31,815	29,222	25,709	21,887
Provision for possible loan losses	22,328	12,841	1,500	3,840	1,277
Non-interest income	5,934	5,449	6,162	4,651	3,460
Non-interest expense	31,894	29,847	27,231	23,674	19,805

Income (Loss) Before Income Taxes	(14,158)	(5,424)	6,653	2,846	4,265
Income Tax Expense (Benefit)	(5,093)	(1,738)	1,916	(24)	1,175

Net income (Loss)	$(9,065)	$(3,686)	$4,737	$2,870	$3,090

Per Share Data (1)
Book Value	$3.75	$4.66	$5.03	$4.54	$4.25
Tangible Book Value	3.31	4.21	4.56	4.06	4.25
Net Income (Loss), Basic	(0.91)	(0.37)	0.47	0.29	0.31
Net Income (Loss), Diluted	(0.91)	(0.37)	0.46	0.28	0.30
Cash Dividends	$—	$—	$—	$—	$—
Basic Shares Outstanding	10,009,468	10,008,943	9,980,348	9,957,949	9,931,713
Diluted Shares Outstanding	10,009,468	10,008,943	10,234,909	10,371,577	10,384,100
Profitability Ratios
Return (Loss) on Average Assets	(1.05%)	(0.44%)	0.61%	0.42%	0.54%
Return (Loss) on Average Equity	(19.60%)	(7.37%)	9.98%	6.60%	7.61%
Net Interest Margin (2)	4.35%	4.14%	4.13%	4.11%	4.11%
Efficiency Ratio	79.28%	80.10%	76.55%	77.98%	78.14%
Liquidity Ratios
Total Loans to Deposits	92.39%	100.38%	102.19%	103.84%	99.48%
Noninterest Bearing Deposits to Total Deposits	11.46%	11.61%	13.53%	12.74%	12.50%
Nonbrokered Deposits to Total Deposits	97.41%	96.68%	98.96%	100.00%	100.00%
Capital Adequacy Ratios
Total Equity to Total Assets	4.40%	5.43%	6.23%	5.91%	6.66%
Leverage Ratio	4.62%	6.14%	7.72%	7.22%	8.94%
Tier 1 Capital	6.54%	8.12%	9.50%	8.73%	10.84%
Total Risk-Based Capital	8.87%	9.83%	10.78%	10.29%	12.20%
Asset Quality Ratios
Net Charge-Offs to Average Loans	2.14%	0.15%	0.17%	0.34%	0.07%
Nonperforming Loans to Total Loans	6.71%	3.74%	0.89%	0.47%	0.21%
Nonperforming Assets to Total Assets	7.02%	3.99%	1.11%	0.69%	0.38%
Allowance for Loan Losses to Gross Loans	3.53%	2.43%	0.96%	0.97%	0.86%
Allowance for Loan Losses to Nonperforming Loans	52.69%	65.02%	107.09%	206.04%	400.82%
Other Data
Number of Branch Offices	27	31	31	30	25
Number of Employees	362	367	377	371	328

(1)	We have adjusted all share amounts and per share data to reflect a 13 for 10 stock split effected in the form of a stock dividend in September 2007.
(2)	Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents our net yield on our earning assets.

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

Restatement of Financial Statements

This Amendment No. 2 to the Annual Report on Form 10-K (this “Form 10-K/A”) is required due to material misstatements identified within the consolidated financial statements included in the initial Form 10-K filed on March 16, 2011 related to the Company’s estimate of the allowance for loan losses related to valuation assessments of impaired loans and other real estate owned properties. As a result, we have restated certain amounts in the accompanying consolidated financial statements to correct errors in previously reported amounts. The effect of this change in the consolidated financial statements was as follows (in thousands, except per share amounts).

	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Loans, net	$689,777	(6,997)	682,780
Other real estate owned	12,785	(439)	12,346
Accrued interest receivable	3,841	(141)	3,700
Deferred taxes	6,660	1,377	8,037
Total assets	857,280	(4,653)	852,627
Accrued expenses and other liabilities	$1,035	$440	$1,475
Total liabilities	814,664	440	815,104
Retained earnings	918	(5,093)	(4,175)
Total shareholders’ equity	42,616	(5,093)	37,523
Total liabilities and shareholders’ equity	857,280	(4,653)	852,627
Consolidated Statement of Income
Interest income, loans including fees	$47,916	$(141)	$47,775
Provision for loan losses	15,631	6,697	22,328
Net interest income after provision for loan losses	18,640	(6,838)	11,802
Other real estate owned and repossessed vehicles, net	1,743	440	2,183
Other operating expenses	5,220	482	5,702
Loss before income taxes	(6,398)	(7,760)	(14,158)
Benefit from income taxes	(2,426)	(2,667)	(5,093)
Net loss	(3,972)	(5,093)	(9,065)
Basic and diluted net loss per share	$(0.40)	$(0.51)	$(0.91)
Consolidated Statement of Comprehensive Income
Net loss	$(3,972)	$(5,093)	$(9,065)
Total comprehensive loss	(4,011)	(5,093)	(9,104)
Consolidated Statement of Cash Flows
Net loss	$(3,972)	$(5,093)	$(9,065)
Provision for loan losses	15,631	6,697	22,328
Adjustment of carrying value of foreclosed real estate	987	440	1,427
Deferred income tax benefit	(1,239)	(1,377)	(2,616)
Net change in interest receivable	451	140	591
Net change in other assets	(2,244)	(1,546)	(3,790)
Net change in accrued expense and other liabilities	(1,146)	439	(707)
Net cash (used in) provided by operating activities	11,048	(300)	10,748
Net decrease in loans	27,526	300	27,826
Net cash provided by investing activities	27,497	300	27,797

This Form 10-K/A includes changes to Item 9A – Controls and Procedures and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. This restatement of management’s assessment regarding disclosure controls and procedures results from the identification of a material weakness in internal control over financial reporting. As a result of the need to restate the 2010 Financials, management has reassessed the effectiveness of our internal control over financial reporting and has concluded that, as of December 31, 2010, there was a material weakness in our internal control over financial reporting. The weakness primarily relates to the system of monitoring the real estate collateral values of certain impaired loans at the Bank. This Form 10-K/A includes changes to Management’s Report on Internal Control Over Financial Reporting in Item 9A – Controls and Procedures that reflect management’s reassessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. We have implemented changes in internal controls as of the date of this report to address the material weakness. However, we believe that additional time and testing are necessary before concluding that the identified material weakness has been remediated.

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2010 and 2009 as well as results of operations for the years ended December 31, 2010, 2009 and 2008. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K/A.

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

Written Agreement Progress Report

We are aggressively working to comply with the Agreement and have timely submitted each required plan by its respective deadline. We have hired an independent consultant to assist us in these efforts and the following actions have taken place:

1.	With regard to corporate governance, we have established a weekly Director’s Loan Committee to oversee all loan approvals and all loan renewals, extensions and approvals. This has enabled the Board to increase its oversight of the Bank’s largest credit exposures and problem credits, and enhanced the monitoring and compliance with all loan policies and procedures. Secondly, we have enhanced our reporting of credit quality to the board.

2.	The requirement to assess the Board and management has been completed by an independent party. A report has been issued to the Board and recommendations are being followed. In September 2010, our President and CEO was added as a member of the Board and in November 2010, Eugene Hearl was added as a member of the Board. Mr. Hearl has over 40 years banking experience as President and CEO for two community banks and Regional President of a large regional financial institution. In addition, further training of the Board has been implemented and will be ongoing. A succession plan has been developed and approved by the Board of Directors.

3.	In the month of September 2010, a newly revised strategic plan and a capital plan were completed and submitted to our regulators. The 2011 Budget was submitted to our regulators in the fourth quarter of 2010.

4.	Loan policies have been revised; an online approval and underwriting system for loans has been implemented; underwriting, monitoring and management of credits and collections have been enhanced; frequency of external loan reviews increased; and the focus on problem loans intensified at all levels in the organization. As a result, we are more timely in identifying problem loans. In the future, continuing these procedures should strengthen asset quality substantially. Further training of lending personnel is ongoing regarding proper risk grading of credits and identification of problem credits.

5.	Enhanced loan concentration identification and new procedures for monitoring and managing concentrations have been implemented. Loan concentration targets have been established and efforts continue to reduce higher risk concentrations. In particular construction and development loans and commercial real estate loans have been reduced and continue to decrease toward acceptable levels as determined by the new policies.

6.	To strengthen management of credit quality and loan production, we added a new Chief Credit Officer, Stephen Trescot, in the first quarter of 2011 who brings vast credit administration experience to our management team. Sharon Borich, our former Chief Credit Officer, assumed the role of Senior Lending Officer with oversight of loan production and business development which is her area of expertise. In addition to new lending policies and procedures, the management of all real estate development projects and draws has been centralized. The credit analysis function has been restructured. Originally a part of credit administration, it is now a part of the newly created commercial loan division. The credit analysis function lead by a seasoned lead analyst and staffed with three junior analysts, reviews new and renewed loan relationships of $250 thousand or more prior to approval and annually reviews relationships of $500 thousand or more.

7.	We have retained an independent third party to perform loan reviews on a quarterly basis to complement our internal review process and have engaged them to perform this function in 2011. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period.

8.	To support the focus on problem credit management the Bank further developed, in March, 2011, a Special Assets department which reports to the Chief Credit Officer. Presently, the department has three workout specialists/Vice Presidents, one Vice President managing other real estate owned properties, and two support personnel. Substantially all the relationships in the Bank with total commitments in excess of $500,000 which are risk rated Special Mention or worse are assigned to this department. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, watch list credits, and the Bank’s legal department. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates of the Bank’s twenty largest problem credits. A monthly management watch list committee has been established to actively manage and monitor these credits.

9.	A new allowance for loan loss model was implemented and reviewed independently during 2010. The Board has approved a new allowance for loan loss policy. In the third quarter of 2010, we further increased the allowance for loan losses by $4.2 million specifically related to increased environmental impacts related to internal processing factors and external economic factors that have dramatically affected the loan portfolio due to the lengthened recession and very slow recovery.

10.	We have significantly increased our asset based liquidity sources throughout 2010 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

Total assets were $852.6 million, total loans were $707.8 million, and total deposits were $766.1 million at December 31, 2010. The Company had a total net loss after tax of $9.1 million or $0.91 per basic share and per diluted share for the year ended December 31, 2010 as compared to net loss of $3.7 million, or $0.37 per basic and per diluted share for the year ended December 31, 2009. The annualized return on average assets for the fiscal year 2010 was (1.05)% as compared to (0.44)% for the same period in 2009. The annualized return on average equity was (19.60)% for the fiscal year 2010 and (7.37)% for the same period in 2009.

The net loss for the year ending 2010 is directly related to two increased expense categories, provision for loan losses and other real estate owned related expenses. The provision for loan losses increased $9.5 million, or 73.88%, to $22.3 million in 2010 as compared to $12.8 million in 2009. We did this in light of the current economic circumstances, including the anemic recovery and continuing increases in non-performing loans. At December 31, 2010, our allowance for loan loss totaled $25.0 million, or 3.53% of total loans, as compared with $18.6 million, and 2.43% of total loans, in 2009. Net charge-offs year-to-date for 2010 as a percentage of total average loans were 2.14% as compared to 0.15% in 2009. In addition to the increase in net charge offs in 2010, we experienced an increase in impaired loans to $90.6 million with an estimated allowance of $13.3 million for potential losses at December 31, 2010 as compared to $30.1 million in impaired loans with an estimated allowance of $8.8 million at the end of 2009. These factors underlay the increase in the allowance for loan loss leading to the net loss for 2010. Given the current high level of unemployment, slow economic recovery and level of non-performing loans, we believe the increased allowance to be appropriate and adequate. The second contributing factor to the net loss for 2010 is related to a $1.2 million increase in other real estate owned property expenses which totaled $2.2 million in 2010 as compared to $1.0 million in 2009. In 2010, due to decreased real estate market values, we wrote down other real estate owned properties $1.4 million.

The Bank no longer remains well capitalized as defined by regulatory agencies. At December 31, 2010, we fell slightly below the well capitalized status to adequately capitalized with regards to the total risk based capital ratio. The following ratios existed at December 31, 2010: Tier 1 leverage ratio of 6.00%; Tier 1 risk based capital ratio of 8.50%; and Total risk based capital ratio of 9.79%. We anticipate continued capital growth through retained earnings and slower asset growth in the near future to restore our well capitalized status.

The ratio of nonperforming assets to total assets is 7.02% at December 31, 2010 in comparison to 3.99% at December 31, 2009. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $59.8 million at December 31, 2010 and $34.2 million at December 31, 2009. The majority of these assets are real estate development projects both inside and outside of our market area. Ones outside our market area are primarily in the coastal Carolinas. In addition, there are also some similar projects located in Northeastern Tennessee and one in eastern West Virginia. We are undertaking aggressive efforts to work out these credits. However, this will take some time.

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

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income, increased $2.3 million, or 7.28% from 2009 to 2010. The increase in net interest income is due primarily to a reduction in the cost of funds. Interest expense decreased $4.7 million, or 25.13%, from $18.6 million for the year ending 2009 to $13.9 million in 2010 as a result of deposits re-pricing at lower interest rates at maturity, and a shift in the deposit mix whereby our higher cost time deposits were replaced with lower cost deposit products. The net interest margin for the year ending December 31, 2010 was 4.35% as compared to 4.14% for the same period in 2009. The net interest margin continued to trend upward during the last half of 2010.

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

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

(Dollars in thousands)

	Restated For the Year Ended December 31, 2010			For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
ASSETS
Loans (1), (2), (3)	$742,026	$47,775	6.44%	$747,971	$50,188	6.71%	$697,733	$51,911	7.44%
Federal funds sold	25,763	44	0.17%	10,648	26	0.24%	1,881	32	1.70%
Interest bearing deposits	8,349	12	0.14%	124	—	—%	40	3	7.50%
Other investments (3)	7,590	197	2.61%	7,134	164	2.30%	8,525	371	4.35%

Total Earning Assets	783,728	48,028	6.13%	765,877	50,378	6.57%	708,179	52,317	7.39%

Less: Allowance for loans losses	(18,607)			(10,245)			(6,756)
Non-earning assets	97,997			87,531			78,683

Total Assets	$863,118			$843,163			$780,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$56,791	$250	0.44%	$39,384	$233	0.59%	$32,192	$240	0.75%
Savings	92,622	779	0.84%	84,215	994	1.18%	58,784	682	1.16%
Time deposits	523,990	11,112	2.12%	522,439	15,491	2.97%	489,788	19,817	4.05%
Other Borrowings	29,721	1,303	4.39%	30,937	1,312	4.24%	37,511	1,351	3.60%
Trust Preferred Securities	16,496	454	2.75%	16,496	533	3.23%	16,496	1,005	6.09%

Total interest bearing liabilities	719,620	13,898	1.93%	693,471	18,563	2.68%	634,771	23,095	3.64%

Non-interest bearing deposits	92,943			95,372			92,677
Other liabilities	4,307			4,278			5,186

Total Liabilities	816,870			793,121			732,634
Stockholders’ Equity	46,248			50,042			47,472

Total Liabilities and Stockholders’ Equity	$863,118			$843,163			$780,106

Net Interest Income		$34,130			$31,815			$29,222

Net Interest Margin			4.35%			4.14%			4.13%

Net Interest Spread			4.20%			3.89%			3.75%

(1)	Non-accrual loans have been included in the average balance of loans outstanding.
(2)	Loan fees have been included in interest income on loans.
(3)	Tax exempt income is not significant and has been treated as fully taxable.

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

	Volume and Rate Analysis (Dollars in thousands)
	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease)			Increase (Decrease)
	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$(399)	$(2,014)	$(2,413)	$3,738	$(5,461)	$(1,723)
Federal funds sold	37	(19)	18	149	(155)	(6)
Interest bearing deposits	—	12	12	6	(9)	(3)
Other investments	10	23	33	(61)	(146)	(207)

Total Earning Assets	(352)	(1,998)	(2,350)	3,832	(5,771)	(1,939)

Interest Bearing Liabilities:
Demand	103	(86)	17	54	(61)	(7)
Savings	99	(314)	(215)	295	17	312
All other time deposits	46	(4,425)	(4,379)	1,321	(5,647)	(4,326)
Other borrowings	(52)	43	(9)	(237)	198	(39)
Trust Preferred Securities	—	(79)	(79)	—	(472)	(472)

Total Interest Bearing Liabilities	196	(4,861)	(4,665)	1,433	(5,965)	(4,532)

Change in Net Interest Income	$(548)	$2,863	$2,315	$2,399	$194	$2,593

Loans

Our primary source of income comes from interest earned on loans receivable. Loan production slowed in 2010 as evidenced by total loans decreasing $55.8 million, or 7.30%, including net charge offs of $15.9 million. This is the result of slower loan demand, intentional shrinking of the loan portfolio to increase regulatory capital ratios, and resolution of problem loans. We continue to serve our customers, and although the total loan portfolio has shrunk, we have renewed existing credits and made new loans as well to qualified borrowers. We have also shifted our focus to increasing liquidity as evidenced by our $45.1 million increase in liquid assets during 2010. We plan to decrease the loan portfolio in the near future as we reduce our exposure to certain risks and decrease nonperforming loans. Total loans increased $42.4 million for 2009. A schedule of loans by type is set forth immediately below. Approximately 76.52% of the loan portfolio is secured by real estate at the end of 2010.

Loans receivable outstanding are summarized as follows:

(Dollars in thousands)	Loan Portfolio December 31,
	2010	2009	2008	2007	2006
Commercial, financial and agricultural	$109,551	$118,844	$110,060	$121,198	$104,372
Real estate – construction	52,307	71,854	64,595	38,420	37,716
Real estate – mortgage	489,314	504,071	483,471	463,079	371,021
Installment loans to individuals	56,622	68,801	63,048	59,563	56,089

Total	$707,794	$763,570	$721,174	$682,260	$569,198

Our loan maturities as of December 31, 2010 are shown in the following table:

(Dollars in thousands)	Maturities of Loans
	Less than One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$43,269	$52,272	$14,010	$109,551
Real estate – construction	23,085	21,195	8,027	52,307
Real estate – mortgage	101,884	277,060	110,370	489,314
Installment loans to individuals	14,599	37,722	4,301	56,622

Total	$182,837	$388,249	$136,708	$707,794

Loans with fixed rates	$63,024	$132,230	$131,904	$327,158
Loans with variable rates	119,813	256,019	4,804	380,636

Total	$182,837	$388,249	$136,708	$707,794

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

The allowance for loan losses increased to $25.0 million at December 31, 2010 as compared to $18.6 million at December 31, 2009. The allowance for loan losses at the end of 2010 was approximately 3.53% of total loans as compared to 2.43% at the end of 2009. Net loans charged off for 2010 were $15.92 million, or 2.14% of average loans, and $1.3 million, or 0.16% of average loans, in 2009. The provision for loan losses was $22.3 million for 2010 as compared with $12.8 million for 2009 and $1.5 million in 2008.

Certain risks exist in the Bank’s loan portfolio. Historically, we have experienced significant annual loan growth until the past couple of years. However, there might be loans too new to have exhibited signs of weakness. Also, recent expansions into new markets, although greatly reduced, increase potential credit risk. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose threats to our portfolio. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but remain relatively stable. National real estate markets have experienced a more significant downturn and this has impacted our portfolio for certain out-of-market loans in the Coastal Carolina, northeastern Tennessee, and eastern West Virginia markets. Prior to 2008, we had purchased participation construction loans in the Coastal Carolina area. The totals of these credits were $7.6 million at December 31, 2010, and $12.7 million at December 31, 2009. At December 31, 2010 $1.2 million of the allowance for loan losses was allocated to these credits. The $5.1 million decrease in these credits was the result of a $1.1 million charge off on a commercial subdivision property that was later acquired at $2.3 million as other real estate owned and a $1.4 million write-down on a hotel property. This market area poses higher risk to potential future write-downs if the real estate market conditions do not show improvements. A $1.8 million reserve for a $3.4 million construction project in northeastern Tennessee was established of which $1.3 million is included in the allowance for loan loss and $483 thousand has been reserved for the remaining available line of credit for which future construction may ensue to complete various aspects of the project. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture and coal mining. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn although we do not believe this to be likely at least in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

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

All loans classified as other assets especially mentioned, substandard, doubtful and loss are individually reviewed for impairment. If collateral appraisals are outdated, we obtain updated appraisals. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss in addition to estimated liquidation and disposal costs. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans increased to $90.6 million with a valuation allowance of $12.8 million at December 31, 2010 as compared to $30.1 million with a valuation allowance of $8.8 million at December 31, 2009. Of the $90.6 million recorded as impaired loans, $43.1 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Impaired loans increased $60.5 million, or 201.00%, from $30.1 million recorded as impaired loans at December 31, 2009. We determined we had $45.7 million in loans that required a valuation allowance of $12.8 million at December 31, 2010. At December 31, 2009 we had $26.1 million in loans that required a valuation allowance of $8.8 million. The $19.6 million increase in loans requiring a valuation allowance was the result of $11.1 million increase in commercial loans, $10.0 million increase in real estate loans, and a decrease of $1.5 million in real estate construction loans that required a valuation allowance. Management is aggressively working to reduce the impaired credits at minimal loss.

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks. At December 31, 2010, there were 113 loans in non-accrual status totaling $45.8 million, or 6.47% of total loans. At December 31, 2009, there were 80 loans in non-accrual status totaling $24.7 million, or 3.24% of total loans. The amounts of interest that would have been recognized on these loans were $1.2 million and $507 thousand in the years 2010 and 2009, respectively. There were 66 loans past due 90 days or greater and still accruing interest totaling $1.7 million, or 0.24% of total loans at December 31, 2010. There were 46 loans past due 90 days or greater and still accruing interest totaling $3.9 million in 2009. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. There were $13.9 million in loans classified as troubled debt restructurings as of December 31, 2010. No loans are classified as troubled debt restructurings as of December 31, 2009. There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors except a construction line of credit with total available credit of $483 thousand; however, we have made a provision for this available line and expensed accordingly in other operating expenses. Following is a summary of non-accrual and past due loans greater than 90 days still accruing interest:

Non-Accrual and Past Due Loans

(Dollars in thousands)

	December 31,
	2010	2009	2008	2007	2006
Non-accruing loans
Commercial, financial and agricultural	$5,970	$1,027	$100	$1,250	$246
Real estate – construction	15,460	13,727	2,875	351	—
Real estate – mortgage	22,986	9,670	3,269	1,128	857
Installment loans to individuals	1,365	289	170	217	103

Total Non-accruing loans	45,781	24,713	6,414	2,946	1,206

Loans past due 90 days or more and still accruing	1,692	3,875	33	267	9

Total	$47,473	$28,588	$6,447	$3,213	$1,215

Percent of total loans	6.71%	3.74%	0.89%	0.47%	0.21%

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

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

Activity	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Beginning Balance	$18,588	$6,904	$6,620	$4,870	$3,943

Provision charged to expense	22,328	12,841	1,500	3,840	1,277
Loan Losses:
Commercial, financial and agricultural	(1,425)	(129)	(591)	(1,701)	(52)
Real estate – construction	(10,002)	(446)	(44)	(2)	—
Real estate – mortgage	(3,867)	(367)	(256)	(179)	(148)
Installment loans to individuals	(1,214)	(334)	(420)	(284)	(223)

Total loan losses	(16,508)	(1,276)	(1,311)	(2,166)	(423)

Recoveries:
Commercial, financial and agricultural	509	37	18	20	—
Real estate – construction	—	8	—	—	—
Real estate – mortgage	7	21	17	6	44
Installment loans to individuals	90	53	60	50	29

Total recoveries	606	119	95	76	73

Net charge offs	(15,902)	(1,157)	(1,216)	(2,090)	(350)

Balance at End of Period	$25,014	$18,588	$6,904	$6,620	$4,870

Net charge offs as a % of average loans	2.14%	0.15%	0.17%	0.34%	0.07%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 27% of the allowance to real estate loans, which constituted 69.13% of our loan portfolio at December 31, 2010. Mortgage loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 20% of the allowance to real estate construction loans, which constituted 7.39% of our loan portfolio at December 31, 2010. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Values may not always be easily ascertainable as evidenced by the current market conditions. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities. Because charge-offs increased to $10.0 million in 2010 as compared to charge offs of $446 thousand in 2009, and as a result of this increase our historical loss factors increased; therefore, our percentage of the allowance for loan losses attributed to construction loans increase in 2010.

We have allocated 21% of the allowance to commercial loans, which constituted 15.48% of our loan portfolio at December 31, 2010. This allocation increased as a percentage of the allowance for loan losses as a result of the $11.1 million increase in commercial loans that had a valuation allowance of $4.0 million at December 31, 2010.

We have allocated 7% of the allowance to consumer installment loans, which constituted 8.00% of our loan portfolio at December 31, 2010. The reason for the 7% allocation remaining comparable to the 8% allocation in 2009 given the $12.2 million decrease in consumer installment loans during 2010 is the result of increased charge offs of $1.2 million in 2010 compared with $334 thousand in charge offs in 2009. As a result of this increase in charge offs we increased our provision related to these loans by $232 thousand.

The following table shows the balance and percentage of our allowance for loan losses (or “ALLL”) allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2006 through December 31, 2010

(Dollars in thousands)

	December 31, 2010			December 31, 2009			December 31, 2008
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$5.323	21%	15.48%	$1,710	9%	15.56%	$3,866	56%	15.26%
R/E– const.	4.913	20%	7.39%	8,036	43%	9.41%	621	9%	8.96%
R/E-mortg.	6,882	27%	69.13%	3,525	19%	66.02%	1,036	15%	67.04%
Installment	1,733	7%	8.00%	1,501	8%	9.01%	1,381	20%	8.74%
Unallocated	6,163	25%		3,816	21%		—	—

Total	$25.014	100%	100.00%	$18,588	100%	100.00%	$6,904	100%	100.00%

	December 31, 2007			December 31, 2006
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$3,254	49%	17.76%	$1,704	35%	18.34%
R/E- const.	199	3%	5.63%	146	3%	6.63%
R/E –mortg.	1,200	18%	67.88%	828	17%	65.18%
Installment	1,967	30%	8.73%	2,192	45%	9.85%
Unallocated	—	—		—	—

Total	$6,620	100%	100.00%	4,870	100%	100.00%

Other Real Estate Owned

Other real estate owned increased $6.7 million, or 118.78%, to $12.3 million at December 31, 2010 from $5.6 million at December 31, 2009. Substantially all of the increase was related to a $2.3 million commercial subdivision property located in the Coastal Carolina area and a $3.3 million commercial condominium property located in Pigeon Forge, Tennessee. We anticipate total other real estate owned to increase in the near future as we foreclose on real estate collateralized loans. All properties are being marketed for sale by commercial and residential realtors under the direction of our Special Assets division. During 2010, we were able to sale $3.7 million of our properties as compared to sales of $2.6 million in 2009. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. We have recently designated employees to monitor other real estate owned properties to ensure proper fair market values of these assets and to ensure that maintenance and improvements are made to make these properties more marketable. The values at December 31, 2010 were adjusted to reflect current fair market values based upon market conditions.

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

Noninterest Expense

2010 and 2009 Changes

Noninterest expenses increased $2.1 million, or 6.86%, to $31.9 million in 2010 from $29.8 million in 2009. Following are explanations of the increase.

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

In addition, other real estate owned and repossessed vehicle expenses increased $1.2 million to $2.2 million in 2010 from $1.0 million in 2009. The increase is related to a decrease in real estate market values resulting in write-downs and an increase in foreclosures and repossessions in 2010. We re-assessed the values of the properties in other real estate owned in 2010 and wrote down these assets by $1.4 million to reflect fair market value changes in the properties since the original date that the assets were acquired in 2010 or the prior year balance for properties that continue to be held. In the year 2010, we had a net loss on the sale of other real estate owned property of $202 thousand compared to a net loss of $143 thousand in 2009.

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

Other operating expenses increased $640 thousand, or 12.64%, to $5.7 million in 2010 from $5.1 million in 2009. The increase is primarily related to increased professional fees incurred from increased legal and consultant fees during 2010. These fees increased as the result of complying with the terms of the Written Agreement entered into during 2010. In addition, a $483 thousand reserve for the remaining available funds on an under-collateralized construction line of credit was expensed due to the possibility of providing additional funding to the customer to complete the construction project and minimize other losses. We anticipate the other noninterest expense to remain flat or slightly decrease in 2011 as we engage fewer consultants and we realize cost savings from branch closings in 2010.

The ratio of noninterest expense as a percentage of average assets slightly increased in 2010 to 3.70% as compared to 3.54% in 2009. We expect greater efficiencies to result as we maximize the performance of our branches and as the economy improves. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 79.28% in 2010 as compared to 80.10% for 2009 primarily the result of increased net interest income.

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

Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax asset of $8.0 million existed at December 31, 2010 as compared to a deferred tax asset of $5.4 million at December 31, 2009. The $2.6 million difference is primarily related to the increased provision to the allowance for loan loss in 2010. Only direct charge-offs are permitted as tax deductions. The deferred tax asset represents decreases to future income tax liabilities from future increased deductions for allowance for loan losses. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Our total capital at the end of 2010 was $37.5 million compared to $46.6 million in 2009. The decrease was $9.1 million, or 19.51%. The Bank has fallen below well capitalized at the end of 2010, as defined by the capital guidelines of bank regulations. New Peoples capital as a percentage of total assets was 4.40% at December 31, 2010 compared to 5.43% at December 31, 2009. The decrease in New Peoples capital is due to the net loss incurred in 2010 primarily the result of the increased provision for loan losses.

New Peoples did not apply to participate in the federal Troubled Asset Relief Program, or TARP, funds as we thought participation might not be in the best long-term interest of our stockholders.

Total asset growth for 2010 was flat and we anticipate flat to decreasing assets to be the trend in the near future. Our primary source of capital for asset growth comes from retained earnings. We developed a new strategic plan and capital plan in 2010. Under current economic conditions, we believe it is prudent to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Retained earnings are not alone sufficient to provide for this economic cycle and we believe we will need access to additional sources of capital. As part of our initiative to improve regulatory capital ratios, we are reducing our higher risk assets, which results in a shrinking loan portfolio. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. These options we are fully implementing to increase capital. However, these efforts alone may not provide us adequate capital if further loan losses are realized. We are exploring a common stock offering.

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

Our loan to deposit ratio was 92.39% at December 31, 2010 and 100.38% at year end 2009. We anticipate this ratio to decrease below 90% as we continue to grow deposits and shrink loans in our branch network. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

In the year 2010, we lost various contingent liquidity sources from third parties. With regards to unsecured federal funds lines of credit, during 2010, our $27.4 million lines from correspondent banks were terminated due to our asset quality issues. In addition, we no longer have available to us the one-way funds purchasing option and are restricted on the total amount of funds that we can process through Promontory Interfinancial Network, LLC, otherwise known as CDARS. CDARS allows depositors to access FDIC insurance protection on multi-million dollar certificates of deposit through a member Bank. When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $100,000 so that principal and interest are eligible for FDIC insurance protection. CDARS also permits its members to use their treasury desk for one-way funds purchasing to meet liquidity needs on a term-basis. The restriction has been set to our current balance in CDARS deposits of $17.0 million. We anticipate both of these sources of contingent funding to become available again in the future as we improve asset quality issues and improve capital ratios.

Available third party sources of liquidity remain intact at year-end 2010 which include the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. It is possible that third party sources of liquidity may be restricted further as an adequately capitalized financial institution.

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

We have access to the brokered deposits market, but this may be restricted or eliminated as an adequately capitalized bank. Currently we have $2.7 million in 10 year term time deposits comprised of $3 thousand incremental deposits which yield an interest rate of 4.10%. We utilized this low cost source of funds to match funding for a 10 year balloon mortgage product. With the exception of CDARS time deposits, we have no other brokered deposits. Though this has not been a strategy in the past, we may utilize this source in the future as a lower cost source of funds as available.

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

During 2009, we lost availability of $1.6 million on our $6.5 million holding company line of credit obtained from Silverton Bank. The reason that we lost this availability was due to the failure of Silverton Bank in early 2009. We were in technical default under this line of credit which is secured by our stock in the Bank. As of March 16, 2011 we have paid off this loan with the proceeds of loans made by two of our directors as discussed in more detail in the Subsequent Events section of Item 1 Business.

With the increased asset liquidity and other external sources of funding, we believe at the Bank level we have adequate liquidity to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control.

Concerning the Company’s liquidity, we borrowed $500 thousand from two directors at $250 thousand each. One borrowing occurred at the end of 2010 and the other occurred subsequent to year-end 2010 in January 2011. The use of these funds is to meet current liquidity needs of the Company. As of December 31, 2010 management was diligently working to eliminate the Silverton line of credit discussed above and to increase liquidity at the Company level. As reported in the Subsequent Event Section in Item 1. Business, on March 16, 2011 we received additional borrowings from two directors and were able to retire the Silverton line of credit that was to mature in June 2011 and we continue to work on enhancing the Company’s liquidity.

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

Contractual Obligations

New Peoples and its subsidiaries have Federal Home Loan Bank advances, operating lease obligations and line of credit and trust preferred securities indebtedness. The following is a breakdown of the payment obligations over the life of the agreements:

		Payments Due by Period (1)
(Dollars in thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Trust preferred securities indebtedness	$16,496	$—	$—	$—	$16,496
Federal Home Loan Bank advance	24,183	—	15,225	—	8,958
Short-term debt	4,900	4,900	—	—	—
Other borrowings	250	250	—	—	—
Operating lease obligations	86	12	25	26	23

Total	$45,915	$5,162	$15,250	$26	$25,477

(1)	Payments due by period do not reflect projected interest on the obligations.

Interest Sensitivity

At December 31, 2010, we had a negative cumulative gap rate sensitivity ratio of 38.98% for the one year re-pricing period, compared to 50.00% at December 31, 2009. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would probably decrease in periods during which interest rates are increasing. We are closely monitoring our position and implementing adjustments periodically to strategically position ourselves to enhance earnings in current and anticipated interest rate environments. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk.

Interest Sensitivity Analysis

December 31, 2010

(Dollars in thousands)

	1- 90 Days	91-365 Days	1-3 Years	4-5 Years	6-15 Years	Over 15 Years	Total
Uses of funds:
Loans	$108,341	$65,794	$222,471	$176,095	$102,531	$32,562	$707,794
Federal funds sold	25,611	—	—	—	—	—	25,611
Deposits with banks	42,549	—	—	—	—	—	42,549
Investments	4,374	—	109	200	4,349	—	9,032
Bank owned life insurance	11,011	—	—	—	—	—	11,011

Total earning assets	$191,886	$65,794	$222,580	$176,295	$106,880	$32,562	$795,997

Sources of funds:
Interest Bearing DDA	$60,022	$—	$—	$—	$—	$—	$60,022
Savings & MMDA	108,119	—	—	—	—	—	108,119
Time Deposits	139,836	238,320	81,161	48,047	2,736	—	510,100
Trust preferred securities	16,496	—	—	—	—	—	16,496
Other borrowings	4,900	250	15,225	—	8,958	—	29,333

Total interest bearing liabilities	$329,373	$238,570	$96,386	$48,047	$11,694	$—	$724,070

Discrete Gap	$(137,487)	$(172,776)	$126,194	$128,248	$95,186	$32,562	$71,927

Cumulative Gap	$(137,487)	$(310,263)	$(184,069)	$(55,821)	$39,365	$71,927

Cumulative Gap as % of Total Earning Assets	(17.27%)	(38.98%)	(23.12%)	(7.01%)	4.95%	9.04%

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

As discussed in Note 3, the Company restated its 2010 financial statements to correct errors related to its allowance for loan losses, other real estate acquired through foreclosure and other related financial statement elements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Peoples Bankshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 (except for the effects of the material weakness described in paragraphs six and seven of that report, as to which the date is June 23, 2011) expressed an adverse opinion.

/S/ BROWN, EDWARDS AND COMPANY, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS

Christiansburg, Virginia

March 11, 2011, except for

Notes 3, 7, 8, 11, 21, 23, 24 and 26,

as to which the date is June 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated March 11, 2011, we expressed an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2010, based upon the COSO criteria. The Company had subsequently determined that a deficiency in controls relating to their process and procedures used to estimated the allowance for loan losses and valuation of other real estate owned existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2010. As a result, management revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2010. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company’s management identified a material weakness in internal control over financial reporting relating to their process and procedures used to estimate the allowance for loan losses and to value other real estate. This material weakness resulted in the restatement of the Company’s annual consolidated financial statements as of and for the year ended December 31, 2010.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, New Peoples Bankshares, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have not audited the changes in internal control discussed in Management’s Report on Internal Control over Financial Reporting which have been made in a effort to remediate the identified material weakness.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, and cash flows of New Peoples Bankshares, Inc. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audits of the Company’s 2010 consolidated financial statements and this report does not affect our report dated March 11, 2011, except for Notes 3, 7, 8, 11, 21, 23, 24 and 26, as to which the date is June 23, 2011, which expressed an unqualified opinion on those consolidated financial statements (as restated).

/S/ BROWN, EDWARDS AND COMPANY, L. L. P.
CERTIFIED PUBLIC ACCOUNTANTS

Christiansburg, Virginia

March 11, 2011 (except for the matters discussed

in paragraphs six and seven above, as to which the

date is June 23, 2011)

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS, AS RESTATED

DECEMBER 31, 2010 AND 2009

(IN THOUSANDS EXCEPT SHARE and SHARE DATA)

	2010	2009
	(Restated)
ASSETS
Cash and due from banks	$14,369	$29,788
Interest-bearing deposits with banks	42,549	190
Federal funds sold	25,611	9,582

Total Cash and Cash Equivalents	82,529	39,560
Investment Securities
Available-for-sale	4,658	2,606
Loans receivable	707,794	763,570
Allowance for loan losses	(25,014)	(18,588)

Net Loans	682,780	744,982
Bank premises and equipment, net	34,141	34,958
Equity securities (restricted)	3,878	3,996
Other real estate owned	12,346	5,643
Accrued interest receivable	3,700	4,292
Life insurance investments	11,011	10,549
Goodwill and other intangibles	4,346	4,514
Deferred taxes	8,037	5,400
Other assets	5,201	1,410

Total Assets	$852,627	$857,910

LIABILITIES
Deposits
Demand deposits
Noninterest bearing	$87,839	$88,318
Interest-bearing	60,022	42,769
Savings deposits	108,119	90,467
Time deposits	510,100	539,160

Total Deposits	766,080	760,714
FHLB advances	24,183	25,383
Accrued interest payable	1,720	1,617
Accrued expenses and other liabilities	1,475	2,181
Line of credit borrowing	4,900	4,900
Other borrowings	250	—
Trust preferred securities	16,496	16,496

Total Liabilities	815,104	811,291
STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized; 10,010,178 and 10,009,037 shares issued and outstanding for 2010 and 2009, respectively	20,020	20,018
Additional paid-in-capital	21,689	21,683
Retained earnings	(4,175)	4,890
Accumulated other comprehensive income (loss)	(11)	28

Total Stockholders’ Equity	37,523	46,619

Total Liabilities and Stockholders’ Equity	$852,627	$857,910

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME, AS RESTATED

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	2010	2009	2008
	(Restated)
INTEREST AND DIVIDEND INCOME
Loans including fees	$47,775	$50,188	$51,911
Federal funds sold	44	26	32
Interest-earning deposits with banks	12	—	3
Investments	111	89	208
Dividends on equity securities (restricted)	86	75	163

Total Interest and Dividend Income	48,028	50,378	52,317

INTEREST EXPENSE
Deposits
Demand	250	233	240
Savings	779	994	682
Time deposits below $100,000	7,000	9,807	12,556
Time deposits above $100,000	4,112	5,684	7,261
FHLB advances	1,057	1,061	1,217
Other borrowings	246	251	134
Trust Preferred Securities	454	533	1,005

Total Interest Expense	13,898	18,563	23,095

NET INTEREST INCOME	34,130	31,815	29,222
PROVISION FOR LOAN LOSSES (Note 8)	22,328	12,841	1,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,802	18,974	27,722

NONINTEREST INCOME
Service charges	2,701	2,648	2,704
Fees, commissions and other income	2,248	1,708	1,398
Insurance and investment fees	523	653	973
Life insurance investment income	462	440	475

Total Noninterest Income	5,934	5,449	5,550

NONINTEREST EXPENSES
Salaries and employee benefits (Note 14)	15,007	15,152	15,628
Occupancy expense	2,127	2,044	2,215
Equipment expense	2,425	2,469	2,345
Advertising and public relations	412	433	477
Data processing and telecommunications	1,616	1,500	1,341
FDIC Assessment	2,422	2,184	724
Other real estate owned and repossessed vehicles, net	2,183	1,003	(478)
Other operating expenses	5,702	5,062	4,367

Total Noninterest Expenses	31,894	29,847	26,619

INCOME(LOSS) BEFORE INCOME TAXES	(14,158)	(5,424)	6,653
INCOME TAX EXPENSE (BENEFIT) (Note 11)	(5,093)	(1,738)	1,916

NET INCOME (LOSS)	$(9,065)	$(3,686)	$4,737

Earnings (Loss) Per Share
Basic	$(0.91)	$(0.37)	$0.47

Fully Diluted	$(0.91)	$(0.37)	$0.46

Average Weighted Shares of Common Stock
Basic	10,009,468	10,008,943	9,980,348
Fully Diluted	10,009,468	10,008,943	10,234,909

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, AS RESTATED

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS INCLUDING SHARE DATA)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Compre- hensive Income (Loss)
Balance, December 31, 2007	9,959	$19,919	$21,484	$3,839	$7	$45,249	$2,875

Net Income				4,737		4,737	4,737
Unrealized gain (net of deferred tax of $21) on available-for-sale securities	40					40	40
Stock Options Exercised	49	98	199	297

Balance, December 31, 2008	10,008	$20,017	$21,683	$8,576	$47	$50,323	$4,777

Net Income (Loss)				(3,686)		(3,686)	(3,686)
Unrealized loss (net of deferred tax of $10) on available-for-sale securities	(19)					(19)	(19)
Stock Options Exercised	1	1	—	1

Balance, December 31, 2009	10,009	$20,018	$21,683	$4,890	$28	$46,619	$(3,705)

Net Income (Loss) (as Restated)				(9,065)	(9,065)		(9,065)
Unrealized loss (net of deferred tax of $20) on available-for-sale securities	(39)					(39)	(39)
Stock Options Exercised	1	2	6	8

Balance, December 31, 2010 As Restated	10,010	$20,020	$21,689	$(4,175)	$(11)	$37,523	$(9,104)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, AS RESTATED

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS)

	2010	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss), as restated	$(9,065)	$(3,686)	$4,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,678	2,832	3,000
Provision for Loan Losses	22,328	12,841	1,500
Income (less expenses) on Life Insurance	(462)	(396)	(408)
(Gain) loss on sale of fixed assets	(117)	(1)	3
(Gain) loss on sale of foreclosed real estate	202	143	(612)
Adjustment of carrying value of foreclosed real estate	1,427	577	—
Accretion of bond premiums/discounts	8	—	(6)
Deferred tax (benefit) expense	(2,616)	(4,247)	112
Amortization of core deposit intangible	168	119	196
Net change in:
Interest receivable	591	245	432
Other assets	(3,790)	1,153	(1,492)
Accrued interest payable	103	(538)	(667)
Accrued expense and other liabilities	(707)	441	(176)

Net Cash Provided by Operating Activities	10,748	9,483	6,619
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	27,826	(49,299)	(41,766)
Purchase of securities available for sale	(4,656)	(816)	(4,000)
Proceeds from sale and maturities of securities available-for-sale	2,536	1,639	5,570
Purchase of Federal Reserve Bank stock	—	—	(120)
(Purchase) sale of Federal Home Loan Bank stock	118	(93)	475
Payments for the purchase of property	(2,825)	(1,708)	(4,940)
Proceeds from sales of fixed assets	1,082	—	—
Proceeds from sales of other real estate owned	3,716	2,627	1,804

Net Cash Provided by (Used in) Investing Activities	27,797	(47,650)	(42,977)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock options exercised	8	1	297
Net increase (decrease) in line of credit borrowings	—	(13)	4,913
Net increase in other borrowings	250
Net change in:
Demand deposits	16,774	1,141	19,409
Savings deposits	17,652	680	45,066
Time deposits	(29,060)	53,205	(15,820)
Net increase (decrease) in FHLB borrowings	(1,200)	(1,199)	(15,852)

Net Cash Provided by Financing Activities	4,424	53,815	38,013

Net increase in cash and cash equivalents	42,969	15,648	1,655
Cash and Cash Equivalents, Beginning of Year	39,560	23,912	22,257

Cash and Cash Equivalents, End of Year	$82,529	$39,560	$23,912

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$14,001	$18,025	$22,428
Taxes	$1,259	$1,300	$1,625
Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$12,047	$6,494	$1,637
Loans made to finance sale of foreclosed real estate	$260	$1,113	$50

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy – The consolidated financial statements include the Company, the Bank, NPB Financial Services, Inc., and NPB Web Services, Inc. All significant intercompany balances and transactions have been eliminated. In accordance with ASC 942, NPB Capital Trust I and 2 are not included in the consolidated financial statements.

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

It is the Bank’s policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans (Continued) – reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and prospects for future contractual payments are reasonably assured.

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

Significant Group Concentrations of Credit Risk – The Company recognizes a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $9.4 million as of December 31, 2010. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. The Bank does not have any significant concentrations to any one industry or customer.

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

In the event the Company has unrecognized tax expense in future accounting periods, the Company will recognize interest in interest expense and penalties in operating expenses. There were no interest or penalties related to an unrecognized tax position for the years ended December 31, 2010, 2009 and 2008. Because of the impact of deferred tax accounting, other than interest and penalties, the reversal of the Company’s treatment by taxing authorities would not affect the annual effective tax rate but would defer or accelerate the payment of cash to the taxing authority. The Company’s tax filings for years ended 2008 through 2010 are currently open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and the Virginia Department of Taxation.

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

For the years ending December 31, 2010 and 2009, potential common shares were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the years ended December 31,
	2010	2009	2008
	(Restated)
Net income (loss) available to common shareholders	$(9,065)	$(3,686)	$4,737
Weighted average shares outstanding	10,009,468	10,008,943	9,980,348
Dilutive shares for stock options	—	—	254,561

Weighted average dilutive shares outstanding	10,009,468	10,008,943	10,234,909

Basic earnings (loss) per share	$(0.91)	$(0.37)	$0.47
Diluted earnings (loss) per share	$(0.91)	$(0.37)	$0.46

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

Business Combinations – For purchase acquisitions accounted for as a business combination, the Company is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization method for such intangible assets. In addition, purchase acquisitions may result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in acquisition multiples, the overall interest rate environment, or the continuing operations of the assets acquired could have a significant

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Business Combinations (Continued) – impact on the periodic impairment testing. For additional discussion concerning our valuation of intangible assets, see Note 13, “Intangible Assets.”

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

NOTE 3 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

The Company concluded on May 24, 2011 to restate the Company’s audited consolidated financial statements as of December 31, 2010 (the “Restatement’) to correct errors in previously reported amounts. The Restatement related to valuation assessments of impaired loans and other real estate owned resulting from updated appraisals obtained. During the subsequent period, new appraisals were obtained on various impaired loans at December 31, 2010 and other real estate owned property. These appraisals were used to revalue the amount of exposure at the December 31, 2010 balance sheet date and resulted in additional loan loss provisions, reclassification of certain loans to nonaccrual status, other real estate owned property write-downs and charge-offs in the 2010 financial statements. Two loan relationships were partially charged-off totaling $4.0 million as a result of obtaining validation of appraised values in the subsequent period and in accordance with the Bank’s loan charge-off policy. These updated appraisals were not made available to management in a timely manner to allow for property value deteriorations identified from the updated appraisals. Accordingly, the December 31, 2010 consolidated financial statements have been restated to account for these reassessments. The effect of this change in the consolidated financial statements was as follows (in thousands, except per share amounts):

	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Loans, net	$689,777	$(6,997)	$682,780
Other real estate owned	12,785	(439)	12,346
Accrued interest receivable	3,841	(141)	3,700
Deferred taxes	6,660	1,377	8,037
Total assets	857,280	(4,653)	852,627
Accrued expenses and other liabilities	$1,035	$440	$1,475
Total liabilities	814,664	440	815,104
Retained earnings	918	(5,093)	(4,175)
Total shareholders’ equity	42,616	(5,093)	37,523
Total liabilities and shareholders’ equity	857,280	(4,653)	852,627
Consolidated Statement of Income
Interest income, loans including fees	$47,916	$(141)	$47,775
Provision for loan losses	15,631	6,697	22,328
Net interest income after provision for loan losses	18,640	(6,838)	11,802
Other real estate owned and repossessed vehicles, net	1,743	440	2,183
Other operating expenses	5,220	482	5,702
Loss before income taxes	(6,398)	(7,760)	(14,158)
Benefit from income taxes	(2,426)	(2,667)	(5,093)
Net loss	(3,972)	(5,093)	(9,065)
Basic and diluted net loss per share	$(0.40)	$(0.51)	$(0.91)
Consolidated Statement of Comprehensive Income
Net loss	$(3,972)	$(5,093)	$(9,065)
Total comprehensive loss	(4,011)	(5,093)	(9,104)

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED):

	As Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(3,972)	$(5,093)	$(9,065)
Provision for loan losses	15,631	6,697	22,328
Adjustment of carrying value of foreclosed real estate	987	440	1,427
Deferred income tax benefit	(1,239)	(1,377)	(2,616)
Net change in interest receivable	451	140	591
Net change in other assets	(2,244)	(1,546)	(3,790)
Net change in accrued expense and other liabilities	(1,146)	439	(707)
Net cash (used in) provided by operating activities	11,048	(300)	10,748
Net decrease in loans	27,526	300	27,826
Net cash provided by investing activities	27,497	300	27,797

NOTE 4 FORMAL WRITTEN AGREEMENT:

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

NOTE 5 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $25.6 million and $9.6 million at December 31, 2010 and 2009, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 INVESTMENT SECURITIES:

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

NOTE 7 LOANS, AS RESTATED:

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2010	2009
Commercial, financial and agricultural	$109,551	$118,844
Real estate-construction	52,307	71,854
Real estate-mortgages	489,314	504,071
Installment loans to individuals	56,622	68,801

Total loans	$707,794	$763,570

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 LOANS, AS RESTATED (CONTINUED):

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2010:

(Restated) (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$9,264	$9,785	$—
Real estate-construction	8,585	12,594	—
Real Estate-mortgages	27,138	27,997	—
Installment loans to individuals	—	—	—
With an allowance recorded:
Commercial, financial and agricultural	11,729	11,729	4,042
Real estate-construction	14,913	16,253	3,926
Real Estate-mortgages	18,973	19,142	4,842
Installment loans to individuals	46	46	23

Total	$90,648	$97,546	$12,833

The average recorded investment in impaired loans was $63.4 million for 2010. Interest income recognized on impaired loans for December 31, 2010 was $4.0 million.

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans for December 31, 2009 and 2008:

(Dollars are in thousands)	2009	2008
Recorded investments in loans considered to be impaired	$30,138	$6,844
Recorded investment in impaired loans with related allowance	26,063	642
Allowance for loan losses related to loans considered to be impaired	8,836	218
Recorded investment in impaired loans with no related allowance	4,075	6,202
Average recorded investment in impaired loans	22,145	6,239

Loans receivable on nonaccrual status at December 31, are summarized as follows:

(Dollars are in thousands)	2010	2009
	(Restated)
Commercial, financial and agricultural	$5,970	$1,027
Real estate-construction	15,460	13,727
Real estate-mortgages	22,986	9,670
Installment loans to individuals	1,365	289

Total loans receivable on nonaccrual status	$45,781	$24,713

Total interest income not recognized on nonaccrual loans for 2010, 2009, and 2008 was $1.2 million, $507 thousand, and $221 thousand, respectively. Total interest income recognized on nonaccrual loans for 2010, 2009, and 2008 was $1.0 million $163 thousand, and $129 thousand, respectively.

An age analysis of past due loans receivable as of December 31, 2010 was as follows:

(Restated) (Dollars are in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial, financial and agricultural	$5,622	$2,690	$8,312	$101,239	$109,551	$90
Real estate-construction	2,079	8,150	10,229	42,078	52,307	—
Real Estate-mortgages	22,251	12,227	34,478	454,836	489,314	1,332
Installment loans to individuals	2,584	337	2,921	53,701	56,622	270

Total	$32,536	$23,404	$55,940	$651,854	$707,794	$1,692

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 LOANS, AS RESTATED (CONTINUED):

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

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans receivable was as follows:

(Restated) (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$83,482	$5,561	$18,619	$1,889	$109,551
Real estate-construction	28,802	4,095	19,410	—	52,307
Real Estate-mortgages	418,166	20,113	47,389	3,646	489,314
Installment loans to individuals	56,037	122	434	29	56,622

Total	$586,487	$29,891	$85,852	$5,564	$707,794

At December 31, 2010 there were $13.9 million in loans that are classified as troubled debt restructurings. There were no loans classified as troubled debt restructurings for December 31, 2009.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 ALLOWANCE FOR LOAN LOSSES, AS RESTATED:

A summary of transactions in the allowance for loan losses is as follows:

(Dollar are in thousands)	2010	2009	2008
	(Restated)
Balance, beginning of year	$18,588	$6,904	$6,620
Provision for loan losses	22,328	12,841	1,500
Recoveries of loans charged off	606	119	95
Loans charged off	(16,508)	(1,276)	(1,311)

Balance, End of Year	$25,014	$18,588	$6,904

Percentage of Loans	3.53%	2.43%	0.96%

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Restated) (Dollars are in thousands)	Commercial, Financial and Agricultural	Real Estate Construction	Real Estate Mortgages	Installment Loans to Individuals	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,710	$8,036	$3,525	$1,501	$3,816	$18,588
Charge offs	(1,425)	(10,002)	(3,867)	(1,214)	—	(16,508)
Recoveries	509	—	7	90	—	606
Provisions	4,529	6,879	7,217	1,356	2,347	22,328

Ending balance	$5,323	$4,913	$6,882	$1,733	$6,163	$25,014

Ending balance allocated to:
Individually evaluated for impairment	$4,042	$3,926	$4,842	$23	$—	$12,833
Collectively evaluated for impairment	1,281	987	2,040	$1,710	6,163	12,181

Ending balance	$5,323	$4,913	$6,882	$1,733	$6,163	$25,014

Loans ending balances:
Individually evaluated for impairment	$20,993	$23,497	$46,112	$46	$—	$90,648
Collectively evaluated for impairment	88,558	28,810	443,202	56,576	—	617,146

Total	$109,551	$52,307	$489,314	$56,622	$—	$707,794

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

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 BANK PREMISES AND EQUIPMENT:

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

NOTE 10 OTHER TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100,000 was $175.3 million and $188.4 million at December 31, 2010 and 2009, respectively. At December 31, 2010, the scheduled maturities of certificates of deposit are as follows (dollars are in thousands):

2011	$378,112
2012	61,830
2013	19,239
2014	9,220
2015	38,963
After five years	2,736

Total	$510,100

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 INCOME TAX EXPENSE, AS RESTATED:

The components of income tax expense for the years ended December 31, are as follows:

(Dollars are in thousands)	2010	2009	2008
	(Restated)
Current expense (benefit)	$(2,389)	$2,089	$1,804
Deferred expense (benefits)	(2,704)	(3,827)	112

Net income tax (benefits)	$(5,093)	$(1,738)	$1,916

The deferred tax expense (benefit) resulting from temporary differences for the years ended December 31 is as follows:

(Dollar are in thousands)	2010	2009	2008
	(Restated)
Organization and start-up cost	$—	$1	$2
Provision for loan losses	(2,287)	(3,911)	(127)
Provision for loan commitments	(164)	—	—
Depreciation	144	(21)	143
Deferred compensation expense	126	(48)	(39)
Accrued employee benefits	155	(140)	81
Nonaccrual loan interest	(415)	172	—
Other real estate owned	(485)	—	—
Other tax adjustment	222	120	52

Deferred Income Tax Expense (Benefit)	$(2,704)	$(3,827)	$112

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands	2010	2009
	(Restated)
Deferred Tax Assets
Allowance for loan losses	$8,504	$6,217
Provision for loan commitments	164	—
Deferred compensation	137	263
Accrued employee benefits	76	231
Nonaccrual loan interest	587	172
Other real estate owned	485	—
Amortization of core deposits	135	109
Capitalized interest and repair expense	13	16
Unrealized loss on securities available for sale	6	—

Total Assets	10,107	7,008

Deferred Tax Liabilities
Accelerated depreciation	1,504	1,360
Amortization of goodwill	327	234
Prepaid expenses	185	—
Deferred loan costs	54	—
Unrealized gain on securities available for sale	—	14

Total Liabilities	2,070	1,608

Net deferred Tax Asset	$8,037	$5,400

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 INCOME TAX EXPENSE, AS RESTATED (CONTINUED):

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

(Dollars are in thousands)	2010	2009	2008
	(Restated)
Income tax expense at the applicable federal rate	$(4,814)	$(1,844)	$2,262
Permanent differences resulting from:
Nondeductible expenses	8	14	15
Tax exempt interest income	(59)	(63)	(160)
State income taxes less federal tax effect	48	58	51
Bank owned life insurance	(157)	(149)	(139)
Other adjustments	(119)	246	(113)

Income Tax Expense (benefit)	$(5,093)	$(1,738)	$1,916

Management reviewed the December 31, 2010 deferred tax calculation to determine the need for a valuation allowance. No valuation allowance was deemed necessary.

NOTE 12 RELATED PARTY TRANSACTIONS:

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

In December, 2010 the parent company borrowed $250,000 from Director Scott White which matures in one year unless extended by the mutual agreement of the parent company and note holder. The note may be converted, in whole or in part, at any time during its term at the election of the parent company into shares of the common stock of the Company at market value. The note bears interest at the variable rate of interest equal to the Wall Street Journal prime rate, which was 3.25% at December 31, 2010. The purpose of the borrowing was to provide cash for operating expenses of the parent company. Subsequent to year end, the parent company received an additional $250,000 loan from Director Lynn Keene on identical terms. The Company believes this indebtedness is on more favorable terms to the Company than could be obtained from unrelated parties.

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

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 INTANGIBLE ASSETS:

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

Information about stock options outstanding at December 31, 2010 follows:

Exercise Price	Number Outstanding And Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise
$5.25	190,646	1.00 years	$5.25
$6.99	150,203	2.51 years	$6.99
$9.44	107,477	3.93 years	$9.44
$11.54	323,018	4.97 years	$11.54

Totals	771,344	3.38 years	$8.81

A summary of the status of the Company’s stock option plan is presented below:

	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding and exercisable, Beginning of year	920,256	$8.77	962,791	$8.80	1,036,721	$8.68
Exercised	(1,141)	6.88	(135)	5.25	(49,425)	6.03
Forfeited	(147,771)	8.58	(42,400)	9.50	(24,505)	9.55

Outstanding and exercisable, end of year	771,344	$8.81	920,256	$8.77	962,791	$8.80

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

The following is a schedule by years of future minimum rental payments in thousands, required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010:

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

NOTE 21 LINE OF CREDIT, AS RESTATED:

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

On March 16, 2011 two of the Company’s directors, Harold Lynn Keene and B. Scott White, loaned the Company a total of $4.95 million which, after receiving regulatory approval, the Company used to retire the indebtedness to the FDIC as receiver for Silverton Bank. The loans are unsecured and have a stated maturity of December 31, 2011 with interest payable at maturity or conversion at the variable rate equal to the Wall Street Journal prime rate which was 3.25% on March 16, 2011. The Company is obligated to convert the debt into the Company’s common stock if, before the stated maturity, the Company conducts an offering of its common stock at the price per share at which it is offered. If the Company does not conduct an offering prior to the stated maturity, the Company has the option, but not the obligation, to convert the debt into shares of its common stock within 30 days of the state maturity at a price per share to be established by the Company’s Board of Directors. The Company believes this indebtedness is on more favorable terms to the Company than could be obtained from unrelated parties.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 23 CAPITAL REQUIREMENTS, AS RESTATED:

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

As of December 31, 2010 the Bank was adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23 CAPITAL REQUIREMENTS, AS RESTATED (CONTINUED):

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2010 and 2009, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2010, as Restated:
Total Capital to Risk Weighted Assets
The Company	$53,020	8.87%	47,825	8%	$	N/A	N/A
The Bank	58,466	9.79%	47,786	8%		59,732	10%
Tier 1 Capital Risk Weighted Assets:
The Company	39,108	6.54%	23,913	4%		N/A	N/A
The Bank	50,777	8.50%	23,893	4%		35,839	6%
Tier 1 Capital to Average Assets:
The Company	39,108	4.62%	33,857	4%		N/A	N/A
The Bank	50,777	6.00%	33,857	4%		42,321	5%
December 31,2009:
Total Capital to Risk Weighted Assets
The Company	$63,499	9.83%	51,652	8%	$	N/A	N/A
The Bank	68,409	10.59%	51,664	8%		64,581	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	52,396	8.12%	25,826	4%		N/A	N/A
The Bank	63,024	9.76%	25,832	4%		38,748	6%
Tier 1 Capital to Average Assets:
The Company	52,396	6.14%	34,107	4%		N/A	N/A
The Bank	63,024	7.40%	34,066	4%		42,582	5%

At March 31, 2011, the Bank returned to well-capitalized status as the total risk-weighted capital ratio increased to 10.16% as a result of a reduction in higher risk weighted assets during the first quarter of 2011 and net income for the quarter.

NOTE 24 FAIR VALUES, AS RESTATED:

ASC 820,”Fair Value Measurements and Disclosures” provides a framework for measuring fair value under generally accepted accounting principles and requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans and other real estate acquired through foreclosure).

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

NOTE 24 FAIR VALUES, AS RESTATED (CONTINUED):

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

Loans – The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans were $90.6 million and $30.1 million at December 31, 2010 and 2009, respectively.

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

Assets and liabilities measured at fair value are as follows as of December 31, 2010:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(Restated)	(Restated)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$2,970	$—
Taxable municipals	—	899	—
Mortgage backed securities	—	789	—
(On a non-recurring basis)
Other real estate owned	—	—	12,346
Impaired loans
Commercial, financial and agricultural		—	20,993
Real estate-construction		—	23,497
Real estate-mortgages		—	46,112
Installment loans to individuals	—	—	46

Total	$—	$4,658	$102,994

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24 FAIR VALUES, AS RESTATED (CONTINUED):

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

Transfers into Level 3 during the year ended December 31, 2010 were related to management adjustments to third party appraisals. Management estimated the fair value of impaired loans and other real estate owned to be further impaired and thereby below the appraised value, resulting in no observable market price. For the years ended December 31, 2010 and 2009, the changes in Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

December 31, 2010, as Restated (Dollars are in thousands)	Other Real Estate Owned	Impaired Loans	Total
Balance, January 1	$3,675	$—	$3,675
Transfers into Level 3	10,098	90,648	100,746
Included in earnings	(1,427)	—	(1,427)
Sales and other reductions	—	—	—

Balance, December 31	$12,346	$90,648	$102,994

December 31, 2009 (Dollars are in thousands)	Other Real Estate Owned	Impaired Loans	Total
Balance, January 1	$—	$—	$—
Transfers into Level 3	4,252	—	4,252
Included in earnings	(577)	—	(577)
Sales and other reductions	—	—	—

Balance, December 31	$3,675	$—	$3,675

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24 FAIR VALUES, AS RESTATED (CONTINUED):

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

	December 31, 2010		December 31, 2009
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(Restated)	(Restated)
Financial Assets
Cash and due from bank	$14,369	$14,369	$29,788	$29,788
Interest bearing deposits with banks	42,549	42,549	190	190
Federal funds sold	25,611	25,611	9,582	9,582
Investment securities	4,658	4,658	2,606	2,606
Equity securities (restricted)	3,878	3,878	3,996	3,996
Net Loans	700,420	682,780	751,499	744,982
Accrued Interest receivable	3,700	3,700	4,292	4,292
Life insurance investments	11,011	11,011	10,549	10,549

	December 31, 2010		December 31, 2009
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Liabilities
Demand Deposits
Non-interest bearing	87,839	87,839	88,318	88,318
Interest-bearing	60,022	60,022	42,769	42,769
Savings deposits	108,119	108,119	90,467	90,467
Time deposits	513,090	510,100	541,793	539,160
FHLB advances	23,611	24,183	24,612	25,383
Accrued interest payable	1,720	1,720	1,617	1,617
Line of credit borrowing	4,900	4,900	4,900	4,900
Trust preferred securities	16,496	16,496	16,496	16,496

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

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses . This ASU requires a greater level of disaggregated information about the credit quality of loan and leases and the allowance for loan and lease losses. This ASU also requires additional disclosures related to past due information and credit quality indicators. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010. See Notes 7 and 8 to the consolidated financial statements for the required disclosures. In January 2011, the FASB has issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 26 PARENT CORPORATION ONLY FINANCIAL STATEMENTS, AS RESTATED:

CONDENSED BALANCE SHEETS, AS RESTATED

AS OF DECEMBER 31, 2010 AND 2009

(Dollars in Thousands)

	2010	2009
	(Restated)
ASSETS
Due from banks	$201	$104
Investment in subsidiaries	58,970	68,025
Other assets	3,470	837

Total Assets	$62,641	$68,966

LIABILITIES
Accrued interest payable	$557	$105
Accrued expenses and other liabilities	2,915	846
Other borrowed money	5,150	4,900
Trust preferred securities	16,496	16,496

Total Liabilities	25,118	22,347

STOCKHOLDERS’ EQUITY
Common stock-$2.00 par value, 50,000,000 shares authorized; 10,010,178 and 10,009,037 shares issued and outstanding for 2010 and 2009, respectively	20,020	20,018
Additional paid capital	21,689	21,683
Retained earnings	(4,175)	4,890
Accumulated other comprehensive income	(11)	28

Total Stockholders’ Equity	37,523	46,619

Total Liabilities and Stockholders’ Equity	$62,641	$68,966

CONDENSED STATEMENTS OF INCOME, AS RESTATED

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(Dollars in Thousands)	2010	2009	2008
	(Restated)
Income
Miscellaneous income	$14	$177	$30
Undistributed income (loss) of subsidiaries	(8,520)	(2,424)	5,669

Total Income (loss)	(8,506)	(2,247)	5,699
Expenses
Other borrowed money interest expense	246	251	134
Trust preferred securities interest expense	454	532	1,005
Legal fees	31	319	211
Accounting fees	107	192	32
Other operating expenses	2	292	102

Total Expenses	840	1,586	1,484

Income (loss) before Income Taxes	(9,346)	(3,833)	4,215
Income Tax Expense	281	147	522

Net Income (Loss)	$(9,065)	$(3,686)	$4,737

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 26 PARENT CORPORATION ONLY FINANCIAL STATEMENTS, AS RESTATED (CONTINUED):

CONDENSED STATEMENTS OF CASH FLOWS, AS RESTATED

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(Dollars and Shares in Thousands)	2010	2009	2008
	(Restated)
Cash Flows From Operating Activities
Net Income (Loss)	$(9,065)	$(3,686)	$4,737
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Income of subsidiaries	8,520	2,424	(5,669)
Net change in:
Other assets	(2,137)	(665)	969
Other liabilities	2,521	560	(789)

Net Cash Used in Operating Activities	(161)	(1,367)	(752)
Cash Flows From Investing Activities
Investment in subsidiary	—	368	(3,950)

Net Cash Used (Provided) Investing Activities	—	368	(3,950)
Cash Flows From Financing Activities
Proceeds from (repayments on) line of credit	—	(12)	4,913
Proceeds from other borrowings	250	—	—
Dividends received from subsidiary	—	500	—
Exercise of stock options	8	—	297

Net Cash Provided by Financing Activities	258	488	5,210
Net Increase in Cash and Cash Equivalents	97	(511)	508
Cash and Cash Equivalents, Beginning of year	104	615	107

Cash and Cash Equivalents, End of Year	$201	$104	$615

NOTE 27 SELECTED QUARTERLY INFORMATION (UNAUDITED), AS RESTATED

	2010 Quarters
(Dollars in thousands except per share data)	Fourth	Third	Second	First
	(Restated)
Income statement
Net interest income	$8,750	$8,315	$8,719	$8,346
Noninterest income	1,601	1,543	1,413	1,377
Provision for credit losses	8,947	9,441	1,950	1,990
Noninterest expense	9,626	7,242	7,874	7,152
Net income (loss)	(5,224)	(4,496)	242	413
Earnings (loss) per share, basic	(0.52)	(0.45)	0.02	0.04
Earnings (loss) per share, fully diluted	(0.52)	(0.45)	0.02	0.04
Period end balance sheet
Total loans and leases	$707,794	$732,209	$740,130	$758,364
Total assets	852,627	848,118	859,625	867,683
Total deposits	766,080	756,298	762,094	770,284
Total shareholders’ equity	37,523	42,801	47,278	47,016

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 27 SELECTED QUARTERLY INFORMATION (UNAUDITED), AS RESTATED (CONTINUED)

	2009 Quarters
(Dollars in thousands except per share data)	Fourth	Third	Second	First
Income statement
Net interest income	$8,518	$7,976	$7,940	$7,383
Noninterest income	1,535	1,354	1,382	1,177
Provision for credit losses	73	11,800	550	418
Noninterest expense	7,861	7,130	8,006	6,849
Net income	1,150	(6,290)	551	906
Earnings per share, basic	0.11	(0.63)	0.05	0.09
Earnings per share, fully diluted	0.11	(0.63)	0.05	0.09
Period end balance sheet
Total loans and leases	$763,570	$764,130	$747,746	$735,259
Total assets	857,910	846,717	840,223	821,051
Total deposits	760,714	749,502	736,395	718,601
Total shareholders’ equity	46,619	45,484	51,767	51,217

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

All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Even excellent internal controls sometimes may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management initially assessed, concluded and disclosed in New Peoples’ annual Report on Form 10-K for the year ended December 31, 2010 (the “Initial Form 10-K”) that New Peoples’ internal control over financial reporting as of December 31, 2010 was effective. However, after filing the Initial Form 10-K, management identified certain material adjustments for which the Initial Form 10-K was amended and restated. Based on this amendment and restatement of the Initial Form 10-K, management has reassessed the effectiveness of New Peoples’ internal control over financial reporting. In making the initial assessment and the reassessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 5), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. In connection with management’s reassessment of New Peoples’ internal control over financial reporting as described above, management has identified a material weakness in New Peoples’ internal control over financial reporting relating to the system of monitoring the real estate collateral values of certain impaired loans and other real estate owned properties at the Bank. In certain instances, reductions in collateral values on impaired loans and other real estate owned properties based on recent appraisals had not been communicated to management responsible for financial reporting on a timely basis. In addition, senior management did not fully understand the implications of Financial Accounting Standards Board Topic ASC 855 (formerly SFAS 165), which requires in most cases that material collateral appraisals received after the end of the reported financial period but before financial reports for that period are completed or filed, should be reflected in that prior period report.

Because of the material weakness described above, based on its reassessment, management believes that, as of December 31, 2010, New Peoples’ did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

Remediation of the Identified Material Weakness in Internal Control Over Financial Reporting

In order to remediate the material weakness in New Peoples’ internal control over financial reporting described above, we have implemented additional procedures to reinforce the requirement that, once the value of any collateral securing an impaired loan and other real estate owned property has been reduced because of the receipt of a new appraisal or otherwise, such reduction in collateral value is promptly communicated to management responsible for financial reporting. These procedures are more specifically set forth in “Item 9A. Controls and Procedures – Changes in Internal Control Over Financial Reporting” in this Amendment No. 2 to the Initial Form 10-K (the “Form 10-K/A”). Management discussed this corrective action with the Audit Committee of the Company and with its independent registered accounting firm for that period, Brown, Edwards & Company, L.L.P. New Peoples’ believes that its consolidated financial statements included in this Form 10-K/A fairly present, in all material respects, New Peoples’ consolidated financial condition, results of operations and cash flows as of, and for, the periods presented.

As a result of the material weakness identified and the resulting amendments to the Initial Form 10-K in the Form 10-K/A and amendments to Management’s Report on Internal Control over Financial Reporting, Brown, Edwards & Company, L.L.P., which also audited New Peoples’ consolidated financial statements included in the Form 10-K/A, has issued an updated attestation report on New Peoples’ internal control over financial reporting, which is included elsewhere in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. During May 2011, after management discovered the material weakness in its internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting above, management implemented the following internal control procedures to ensure timely reporting of changes in collateral values on impaired loans to management responsible for financial reporting of the Company:

1.	A Disclosure Control Committee has been established consisting of the following officers: Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Operating Officer, Senior Lending Officer, Controller, In-house Legal Counsel, and Director of Internal Audit. This Committee will meet quarterly to discuss loan portfolio and problem asset quality issues, operation risks, legal issues, subsequent events, suspicious activities, and reported disclosures.

2.	The Chief Credit Officer (“CCO”) of the Bank is assigned the responsibility for monitoring all assets classified as impaired. The CCO will also be responsible for determining when appraisals or evaluations will be needed on impaired loans and other real estate owned properties, and for reporting any reductions in collateral values to the Chief Financial Officer (“CFO”) on a quarterly basis prior to the filing of the quarterly and annual reports with the SEC.

3.	When appraisals are received from the third party appraisal firm, a copy of the appraisal will promptly be logged on a register designating the date of receipt and provided to the Loan Officer and the Loan Operations Department, with the Loan Officer responsible to promptly place the appraisal in the customer file, update valuations on the Bank’s database and forward a copy to the CCO.

4.	The independent appraisal review department of the Bank will immediately notify the CCO and the Loan Officer of the results of an appraisal on an impaired or suspected impaired loan or other real estate owned property. After the CCO and Loan Officer review the appraisal, a determination will be made as to the reasonableness of the appraisal. The final determination as to reasonableness will be the responsibility of the CCO. Upon a determination of reasonableness, then the CCO will notify the CFO, Controller and Allowance for Loan Loss model coordinator of any deterioration in the appraised value. A new impairment test will be performed and reviewed by the CCO and CFO to determine if an additional allowance reserve is needed for this credit relationship, which will be provided to the Controller to make general ledger adjustments and financial statement revisions prior to issuance.

5.	Prior to release of financial information, the CFO will contact the CCO to insure no appraisals have been received or are being reviewed, the result of which might be material to the financial statement of the Company.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2010.

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

Fees of Independent Registered Public Accountants

Audit Fees – The aggregate fees billed by Brown, Edwards for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, for fiscal years ending December 31, 2010 and 2009 were $168,595 and $87,150, respectively.

Audit Related Fees – The aggregate fees billed by Brown, Edwards for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under the heading “Audit Fees” above for the fiscal years ended December 31, 2010 and 2009 were $13,192 and $15,029, respectively. During 2010 and 2009, these services included the performance of audits of the 401-k benefit plan; accounting consultations regarding nonperforming assets, deferred taxes, troubled debts restructured, goodwill, and disclosures in Form 10-K.

Tax Fees – The aggregate fees billed by Brown, Edwards for professional services for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 and 2009 were $11,250 each year. During 2010 and 2009, these services included preparation of tax returns as necessary and for NPB Capital Trusts I & 2, as well as tax compliance services.

All Other Fees – None.

Pre-Approved Services – All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown, Edwards was compatible with the maintenance of that firm’s independence in the conduct of their auditing functions. The Audit Committee has a policy that provides for the pre-approval of all services to be provided by its independent registered public accounting firm. The Audit Committee does not delegate to management its responsibility to pre-approve services performed by the independent registered public accounting firm. All of the services mentioned above were pre-approved by the Audit Committee.

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

NEW PEOPLES BANKSHARES, INC.

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer
Date:	June 23, 2011

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer
Date:	June 23, 2011

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

Signature	Capacity	Date

/s/ JONATHAN H. MULLINS Jonathan H. Mullins	President and Chief Executive Officer (Principal Executive Officer)	June 23, 2011

/s/ C. TODD ASBURY C. Todd Asbury	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 23, 2011

/s/ TIM BALL Tim Ball	Director	June 23, 2011

/s/ JOE CARTER Joe Carter	Director	June 23, 2011

/s/ JOHN D. COX John D. Cox	Director	June 23, 2011

/s/ CHARLES H. GENT Charles H. Gent	Director	June 23, 2011

/s/ EUGENE HEARL Eugene Hearl	Director	June 23, 2011

/s/ HAROLD LYNN KEENE Harold Lynn Keene	Director	June 23, 2011

/s/ FRANK KILGORE Frank Kilgore	Director	June 23, 2011

/s/ MICHAEL G. MCGLOTHLIN Michael G. McGlothlin	Chairman, Director	June 23, 2011

/s/ FRED MEADE Fred Meade	Director	June 23, 2011

/s/ B. SCOTT WHITE B. Scott White	Director	June 23, 2011