Form 10-Q
period 2011-03-31
NEW PEOPLES BANKSHARES INC
filed 2011-06-28
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

10,010,178 shares of common stock, par value $2.00 per share, outstanding as of June 28, 2011.

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2011	2010
INTEREST AND DIVIDEND INCOME
Loans including fees	$10,888	$12,195
Federal funds sold	9	10
Interest-earning deposits with banks	26	—
Investments	39	23
Dividends on equity securities (restricted)	22	21

Total Interest and Dividend Income	10,984	12,249

INTEREST EXPENSE
Deposits
Demand	45	73
Savings	186	200
Time deposits below $100,000	1,388	1,980
Time deposits above $100,000	805	1,219
FHLB Advances	221	261
Other borrowings	61	63
Trust Preferred Securities	108	107

Total Interest Expense	2,814	3,903

NET INTEREST INCOME	8,170	8,346
PROVISION FOR LOAN LOSSES	1,145	1,990

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,025	6,356

NONINTEREST INCOME
Service charges	552	610
Fees, commissions and other income	574	541
Insurance and investment fees	98	120
Life insurance investment income	87	106

Total Noninterest Income	1,311	1,377

NONINTEREST EXPENSES
Salaries and employee benefits	3,913	3,501
Occupancy and equipment expense	1,025	1,204
Advertising and public relations	85	78
Data processing and telecommunications	406	415
FDIC insurance premiums	675	750
Other real estate owned and repossessed vehicles, net	244	146
Other operating expenses	1,265	1,057

Total Noninterest Expenses	7,613	7,151

INCOME BEFORE INCOME TAXES	723	582

INCOME TAX EXPENSE	174	169

NET INCOME	$549	$413

Earnings (Loss) Per Share
Basic	$0.05	$0.04

Fully Diluted	$0.05	$0.04

Average Weighted Shares of Common Stock
Basic	10,010,178	10,009,037

Fully Diluted	10,010,178	10,050,093

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$19,038	$14,369
Interest-bearing deposits with banks	91,963	42,549
Federal funds sold	14	25,611

Total Cash and Cash Equivalents	111,015	82,529

Investment securities
Available-for-sale	6,072	4,658

Loans receivable	683,025	707,794
Allowance for loan losses	(19,660)	(25,014)

Net Loans	663,365	682,780

Bank premises and equipment, net	34,333	34,141
Equity securities (restricted)	3,878	3,878
Other real estate owned	13,553	12,346
Accrued interest receivable	3,466	3,700
Life insurance investments	11,098	11,011
Goodwill and other intangibles	4,317	4,346
Deferred taxes	6,464	8,037
Other assets	7,104	5,201

Total Assets	$864,665	$852,627

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$102,811	$87,839
Interest-bearing	56,116	60,022
Savings deposits	115,318	108,119
Time deposits	508,166	510,100

Total Deposits	782,411	766,080

Federal Home Loan Bank advances	18,883	24,183
Accrued interest payable	1,760	1,720
Accrued expenses and other liabilities	1,579	1,475
Line of credit borrowing	—	4,900
Other borrowings	5,450	250
Trust preferred securities	16,496	16,496

Total Liabilities	826,579	815,104

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 10,010,178 shares issued and outstanding	20,020	20,020
Additional paid-in-capital	21,689	21,689
Retained earnings (deficit)	(3,626)	(4,175)
Accumulated other comprehensive income (loss)	3	(11)

Total Stockholders’ Equity	38,086	37,523

Total Liabilities and Stockholders’ Equity	$864,665	$852,627

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)

Balance, December 31, 2009	10,009	$20,018	$21,683	$4,890	$28	$46,619
Net Income				413		413	$413
Unrealized loss on available-for-sale securities, net of $8 tax					(16)	(16)	(16)

Balance, March 31, 2010	10,009	$20,018	$21,683	$5,303	$12	$47,016	$397

Balance, December 31, 2010	10,010	$20,020	$21,689	$(4,175)	$(11)	$37,523
Net Income				549		549	$549
Unrealized gain on available-for-sale securities, net of $7 tax					14	14	14

Balance, March 31, 2011	10,010	$20,020	$21,689	$(3,626)	$3	$38,086	$563

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(IN THOUSANDS)

(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$549	$413
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	580	686
Provision for loan losses	1,145	1,990
Income (less expenses) on life insurance	(87)	(106)
Loss on sale of fixed assets	4	—
(Gain) loss on sale of foreclosed real estate	(1)	4
Accretion of bond premiums/discounts	3	—
Deferred tax expense	1,564	—
Amortization of core deposit intangible	29	73
Net change in:
Interest receivable	234	(249)
Other assets	(1,903)	(922)
Accrued interest payable	40	34
Accrued expenses and other liabilities	104	72

Net Cash Provided by Operating Activities	2,261	1,995

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	16,916	1,397
Purchase of securities available-for-sale	(2,455)	(1,103)
Proceeds from sale and maturities of securities available-for-sale	1,061	69
Purchase of Federal Reserve Bank stock	—	(19)
Payments for the purchase of property and equipment	(781)	(1,079)
Proceeds from sales of property and equipment	5	—
Proceeds from sales of other real estate owned	148	225

Net Cash Provided by (Used in) Investing Activities	14,894	(510)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in line of credit borrowings	(4,900)	—
Net increase in other borrowings	5,200	—
Repayments to Federal Home Loan Bank	(5,300)	(300)
Net change in:
Demand deposits	11,066	16,111
Savings deposits	7,199	(1,900)
Time deposits	(1,934)	(4,641)

Net Cash Provided by Financing Activities	11,331	9,270

Net increase in cash and cash equivalents	28,486	10,755
Cash and Cash Equivalents, Beginning of Period	82,529	39,560

Cash and Cash Equivalents, End of Period	$111,015	$50,315

Supplemental Disclosure of Cash Paid During the Period for:

Interest	$2,854	$3,937
Taxes	$—	$—

Supplemental Disclosure of Non Cash Transactions:

Other real estate acquired in settlement of foreclosed loans	$1,354	$2,563
Loans made to finance sale of foreclosed real estate	$—	$—

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

NOTE 2    ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2011, and the results of operations for the three month periods ended March 31, 2011 and 2010. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2010. The results of operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3     FORMAL WRITTEN AGREEMENT:

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

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3    FORMAL WRITTEN AGREEMENT (CONTINUED):

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

NOTE 4    CAPITAL REQUIREMENTS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2011 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of March 31, 2011 and December 31, 2010, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2011:
Total Capital to Risk Weighted Assets
The Company	$53,455	9.20%	46,484	8%	$	N/A	N/A
The Bank	59,033	10.16%	46,467	8%		58,084	10%
Tier 1 Capital Risk Weighted Assets:
The Company	40,052	6.89%	23,242	4%		N/A	N/A
The Bank	51,619	8.89%	23,233	4%		34,850	6%
Tier 1 Capital to Average Assets:
The Company	40,052	4.65%	34,426	4%		N/A	N/A
The Bank	51,619	6.04%	34,197	4%		42,747	5%

December 31, 2010:
Total Capital to Risk Weighted Assets
The Company	$53,020	8.87%	47,825	8%	$	N/A	N/A
The Bank	58,466	9.79%	47,786	8%		59,732	10%
Tier 1 Capital Risk Weighted Assets:
The Company	39,108	6.54%	23,913	4%		N/A	N/A
The Bank	50,777	8.50%	23,893	4%		35,839	6%
Tier 1 Capital to Average Assets:
The Company	39,108	4.62%	33,857	4%		N/A	N/A
The Bank	50,777	6.00%	33,857	4%		42,321	5%

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5    INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
March 31, 2011
Available for Sale
U.S. Government Agencies	$4,456	$2	$30	$4,428
Taxable municipals	894	22	—	916
Mortgage backed securities	718	10	—	728

Total Securities AFS	$6,068	$34	$30	$6,072

December 31, 2010
Available for Sale
U.S. Government Agencies	$3,001	$—	$31	$2,970
Taxable municipals	894	5	—	899
Mortgage backed securities	781	8	—	789

Total Securities AFS	$4,676	$13	$31	$4,658

The following table details unrealized losses and related fair values in the available for sale portfolio. This information is aggregated by the length of time that individual securities have been a continuous unrealized loss passion as of March 31, 2011 and December 31, 2010.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
U.S. Government Agencies	$2,676	$30	$—	$—	$2,676	$30

December 31, 2010
U.S. Government Agencies	$2,970	$31	$—	$—	$2,970	$31

At March 31, 2011, the available for sale portfolio included three investments for which the fair market value was less than amortized cost. At December 31, 2010, the available for sale portfolio included four investments for which the fair market value was less than amortized cost. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at March 31, 2011, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands)	Amortized	Fair	Weighted Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$—	$—
Due after one year through five years	261	264	3.28%
Due after five years through fifteen years	5,807	5,808	3.03%

Total	$6,068	$6,072	3.03%

Investment securities with a carrying value of $1.1 million and $892 thousand at March 31, 2011 and December 31, 2010, were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $3.9 million as of March 31, 2011 and December 31, 2010, respectively.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6    LOANS:

Loans receivable outstanding are summarized as follows:

	March 31,	December 31,
(Dollars are in thousands)	2011	2010
Commercial, financial and agricultural	$101,249	$109,551
Real estate-construction	47,088	52,307
Real estate-mortgages	483,624	489,314
Installment loans to individuals	51,064	56,622

Total loans	$683,025	$707,794

The following table presents information concerning the Company’s investment in loans considered impaired as of March 31, 2011 and December 31, 2010:

As of March 31, 2011 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$12,627	$192	$15,989	$16,688	$—
Real estate-construction	13,124	85	17,662	25,394	—
Real Estate-mortgages	31,206	329	35,273	36,676	—
Installment loans to individuals	—	—	—	—	—
With an allowance recorded:
Commercial, financial and agricultural	7,331	(14)	2,933	2,968	836
Real estate-construction	8,931	(4)	2,948	2,948	1,123
Real Estate-mortgages	15,121	80	11,269	11,884	2,070
Installment loans to individuals	45	1	43	43	21

Total	$88,385	$669	$86,117	$96,601	$4,050

As of December 31, 2010 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$9,264	$9,785	$—
Real estate-construction	8,585	12,594	—
Real Estate-mortgages	27,138	27,997	—
Installment loans to individuals	—	—	—
With an allowance recorded:
Commercial, financial and agricultural	11,729	11,729	4,042
Real estate-construction	14,913	16,253	3,926
Real Estate-mortgages	18,973	19,142	4,842
Installment loans to individuals	46	46	23

Total	$90,648	$97,546	$12,833

The average recorded investment in impaired loans was $63.4 million for the year ended December 31, 2010.

Loans receivable on nonaccrual status are summarized as follows:

	March 31,	December 31,
(Dollars are in thousands)	2011	2010
Commercial, financial and agricultural	$4,858	$5,970
Real estate-construction	12,841	15,460
Real estate-mortgages	23,012	22,986
Installment loans to individuals	1,269	1,365

Total loans receivable on nonaccrual status	$41,980	$45,781

Total interest income not recognized on nonaccrual loans for three months ended March 31, 2011 and 2010 was $455 thousand and $171 thousand, respectively.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6    LOANS (CONTINUED):

An age analysis of past due loans receivable was as follows:

As of March 31, 2011 (Dollars are in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial, financial and agricultural	$2,453	$4,224	$6,677	$94,572	$101,249	$315
Real estate-construction	6,279	3,115	9,394	37,694	47,088	—
Real Estate-mortgages	9,715	13,125	22,840	460,784	483,624	972
Installment loans to individuals	2,143	721	2,864	48,200	51,064	220

Total	$20,590	$21,185	$41,775	$641,250	$683,025	$1,507

As of December 31, 2010 (Dollars are in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial, financial and agricultural	$5,622	$2,690	$8,312	$101,239	$109,551	$90
Real estate-construction	2,079	8,150	10,229	42,078	52,307	—
Real Estate-mortgages	22,251	12,227	34,478	454,836	489,314	1,332
Installment loans to individuals	2,584	337	2,921	53,701	56,622	270

Total	$32,536	$23,404	$55,940	$651,854	$707,794	$1,692

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

Pass - Loans in this category are considered to have a low likelihood of loss based on relevant information analyzed about the ability of the borrowers to service their debt and other factors.

Special Mention - Loans in this category are currently protected but are potentially weak, including adverse trends in borrower’s operations, credit quality or financial strength. Those loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances. Special mention loans have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Company’s credit position at some future date.

Substandard - A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of March 31, 2011 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$73,305	$7,139	$18,248	$2,557	$101,249
Real estate-construction	26,141	3,969	16,978	—	47,088
Real Estate-mortgages	397,418	23,699	57,921	4,586	483,624
Installment loans to individuals	49,850	183	992	39	51,064

Total	$546,714	$34,990	$94,139	$7,182	$683,025

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6    LOANS (CONTINUED):

As of December 31, 2010 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$83,482	$5,561	$18,619	$1,889	$109,551
Real estate-construction	28,802	4,095	19,410	—	52,307
Real Estate-mortgages	418,166	20,113	47,389	3,646	489,314
Installment loans to individuals	56,037	122	434	29	56,622

Total	$586,487	$29,891	$85,852	$5,564	$707,794

At March 31, 2011 there were $20.6 million in loans that are classified as troubled debt restructurings compared to $13.9 million at December 31, 2010.

NOTE 7    ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Three Months Ended
	March 31,	March 31,
(Dollar are in thousands)	2011	2010
Balance, beginning of year	$25,014	$18,588
Provision for loan losses	1,145	1,990
Advances made on loans with off balance sheet provision	153	—
Recoveries of loans charged off	456	116
Loans charged off	(7,108)	(1,362)

Balance, End of Year	$19,660	$19,332

Percentage of Loans	2.88%	2.55%

The following table details activity in the allowance for loan losses by portfolio segment for the periods ended March 31, 2011 and December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of March 31, 2011 (Dollars are in thousands)	Commercial, Financial and Agricultural	Real Estate Construction	Real Estate Mortgages	Installment Loans to Individuals	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,323	$4,913	$6,882	$1,733	$6,163	$25,014
Charge offs	(2,171)	(2,239)	(1,603)	(1,095)	—	(7,108)
Recoveries	3	400	2	51	—	456
Advances	—	153	—	—	—	153
Provisions	(122)	(390)	1	1,442	214	1,145

Ending balance	$3,033	$2,837	$5,282	$2,131	$6,377	$19,660

Ending balance allocated to:
Individually evaluated for impairment	$836	$1,123	$2,070	$21	$—	$4,050
Collectively evaluated for impairment	2,197	1,714	3,212	$2,110	6,377	15,610

Ending balance	$3,033	$2,837	$5,282	$2,131	$6,377	$19,660

Loans ending balances:
Individually evaluated for impairment	$18,922	$20,610	$46,542	$43	$—	$86,117
Collectively evaluated for impairment	82,327	26,478	437,082	51,021	—	596,908

Total	$101,249	$47,088	$483,624	$51,064	$—	$683,025

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7    ALLOWANCE FOR LOAN LOSSES (CONTINUED):

As of December 31, 2010 (Dollars are in thousands)	Commercial, Financial and Agricultural	Real Estate Construction	Real Estate Mortgages	Installment Loans to Individuals	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,710	$8,036	$3,525	$1,501	$3,816	$18,588
Charge offs	(1,425)	(10,002)	(3,867)	(1,214)	—	(16,508)
Recoveries	509	—	7	90	—	606
Provisions	4,529	6,879	7,217	1,356	2,347	22,328

Ending balance	$5,323	$4,913	$6,882	$1,733	$6,163	$25,014

Ending balance allocated to:
Individually evaluated for impairment	$4,042	$3,926	$4,842	$23	$—	$12,833
Collectively evaluated for impairment	1,281	987	2,040	$1,710	6,163	12,181

Ending balance	$5,323	$4,913	$6,882	$1,733	$6,163	$25,014

Loans ending balances:
Individually evaluated for impairment	$20,993	$23,497	$46,112	$46	$—	$90,648
Collectively evaluated for impairment	88,558	28,810	443,202	56,576	—	617,146

Total	$109,551	$52,307	$489,314	$56,622	$—	$707,794

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

NOTE 8    EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury method. For the three months ended March 31, 2011, potential common shares were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended March 31,
	2011	2010
Net income	$549	$413
Weighted average shares outstanding	10,010,178	10,009,037
Dilutive shares for stock options	—	41,156

Weighted average dilutive shares outstanding	10,010,178	10,050,193

Basic earnings per share	$0.05	$0.04
Diluted earnings per share	$0.05	$0.04

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9    FAIR VALUES:

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $6.1 million and $4.7 million at March 31, 2011 and December 31, 2010, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management used to determine the current value of the collateral. If further impairment below the appraised value is warranted based on changes in market conditions and there is no observable market price, or an appraised value does not include estimated costs of disposition, then management must make an estimate of these costs. In that case, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans were $86.1 million and $90.6 million at March 31, 2011 and December 31, 2010, respectively.

Foreclosed Assets - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9    FAIR VALUES (CONTINUED):

Assets and liabilities measured at fair value are as follows as of March 31, 2011:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$4,428	$—
Taxable municipals	—	916	—
Mortgage backed securities	—	728	—
(On a non-recurring basis)
Other real estate owned	—	—	13,553
Impaired loans
Commercial, financial and agricultural		—	18,922
Real estate-construction		—	20,610
Real estate-mortgages		—	46,542
Installment loans to individuals	—	—	43

Total	$—	$6,072	$99,670

Assets and liabilities measured at fair value are as follows as of December 31, 2010:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$2,970	$—
Taxable municipals	—	899	—
Mortgage backed securities	—	789	—
(On a non-recurring basis)
Other real estate owned	—	—	12,346
Impaired loans
Commercial, financial and agricultural		—	20,993
Real estate-construction		—	23,497
Real estate-mortgages		—	46,112
Installment loans to individuals	—	—	46

Total	$—	$4,658	$102,994

For the three months ended March 31, 2011 and 2010, the changes in Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

(Dollars are in thousands)	March 31, 2011 Other Real Estate Owned	March 31, 2010 Other Real Estate Owned
Balance, January 1	$12,346	$3,675
Acquired in settlement of loans	1,354	2,563
Proceeds from sale of other real estate owned	(148)	(225)
Gain (Loss) on sale of other real estate owned	1	(5)
Adjustments to carrying value	—	—

Balance, March 31	$13,553	$6,008

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9    FAIR VALUES (CONTINUED):

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

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of March 2011 and December 2010.

	March 31, 2011		December 31, 2010
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Assets
Cash and due from bank	$19,038	$19,038	$14,369	$14,369
Interest bearing deposits with banks	91,963	91,963	42,549	42,549
Federal funds sold	14	14	25,611	25,611
Investment securities	6,072	6,072	4,658	4,658
Equity securities (restricted)	3,878	3,878	3,878	3,878
Net Loans	669,172	663,365	700,420	682,780
Accrued Interest receivable	3,466	3,466	3,700	3,700
Life insurance investments	11,098	11,098	11,011	11,011

Financial Liabilities
Demand Deposits
Non-interest bearing	102,811	102,811	87,839	87,839
Interest-bearing	56,116	56,116	60,022	60,022
Savings deposits	115,318	115,318	108,119	108,119
Time deposits	510,833	508,166	513,090	510,100
FHLB advances	18,393	18,883	23,611	24,183
Accrued interest payable	1,760	1,760	1,720	1,720
Line of credit borrowing	—	—	4,900	4,900
Other borrowings	5,450	5,450	250	250
Trust preferred securities	16,496	16,496	16,496	16,496

NOTE 10    RECENT ACCOUNTING DEVELOPMENTS:

The following is a summary of recent authoritative announcements:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in their interim and annual financial statements. See Notes 5 and 6 to the consolidated financial statements for the required disclosures.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10    RECENT ACCOUNTING DEVELOPMENTS (CONTINUED):

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

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

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements contain the Company’s expectations, plans, future financial performance, and other statements that are not historical facts. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar importance. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Overview

The Company had net income for the quarter ended March 31, 2011 of $549 thousand as compared to net income of $413 thousand for the period ended March 31, 2010. Basic net income per share was $0.05 for the quarter ended March 31, 2011 as compared to basic net income of $0.04 for the quarter ended March 31, 2010.

In the first quarter of 2011, we experienced a decrease in our net interest margin to 4.21%, as compared to 4.22% for the same period in 2010. This is reflected in the $176 thousand decrease in net interest income during the first quarter of 2011 as compared to the same period in 2010. The provision for loan losses decreased $845 million, or 42.46%, to $1.1 million for the first quarter of 2011 as compared to $2.0 million in the same period for 2010. At March 31, 2011 our allowance for loan losses totaled $19.7 million, or 2.88% of total loans, as compared to $25.0 million, or 3.53% of total loans as of December 31, 2010. At March 31, 2010 our allowance for loan losses totaled $19.3 million, or 2.55% of total loans. The allowance for loan losses are being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments with the loan portfolio whether or not the losses are actually ever realized.

At March 31 2011, the Company’s total assets increased $12.1 million, or 1.41%, to $864.7 million from $852.6 million at December 31, 2010. Total loans decreased to $683.0 million at March 31, 2011 from $707.8 million at year end 2010. This is the result of charge offs of $7.1 million for the first quarter of 2011, resolution of problem loans, and the intentional shrinking of the loan portfolio to increase regulatory capital ratios. We continue to serve our customers, and although the total loan portfolio has shrunk, we have renewed existing credits and have made new loans to qualified borrowers as well. We plan to decrease the loan portfolio in the near future as we reduce our exposure to certain risks and decrease nonperforming loans. Total deposits increased $16.3 million from $766.1 million at December 31, 2010 to $782.4 million at March 31, 2011. We continue to experience growth in core deposits through attractive consumer and commercial deposit products.

The deterioration of the residential and commercial real estate markets, as well as the extended recessionary period, have resulted in increases to our nonperforming assets. However, we are identifying potential problems early in an effort to minimize losses. The ratio of nonperforming assets to total assets is 6.60% at March 31, 2011 in comparison to 7.02% at December 31, 2010. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $57.0 million at March 31, 2011 and $59.8 million at December 31, 2010. The majority of these assets are real estate development projects and commercial real estate secured loans. We are working aggressively to reduce these totals primarily by working with the customer for additional collateral, restructuring the debt, but we also may have to foreclose, repossess collateral and other prudent measures, however, it is uncertain how long this will take. In the first quarter, net charge offs were $7.1 million as compared to $1.3 million in the first quarter of 2010. The majority of the charge offs in the first quarter of 2011 were related to real estate construction loans and commercial loans with collateral values that are dependent upon market and economic conditions. Values may not always be easily ascertainable as evidenced by the current market conditions.

The Bank was well capitalized for regulatory purposes at March 31, 2011 as compared to adequately capitalized at December 31, 2010. The following ratios existed at March 31, 2011: Tier 1 leverage ratio of 6.04%, Tier 1 risk based capital ratio of 8.89%, and Total risk based capital ratio of 10.16%. The ratios were as follows at December 31, 2010: Tier 1 leverage ratio of 6.00%, Tier 1 risk based capital ratio of 8.50%, and Total risk based capital ratio of 9.79%.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. The most critical accounting policy relates to our provision for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to further deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the section on “Provision for Loan Losses” below. For discussion of our significant accounting policies see our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2010.

Balance Sheet Changes

At March 31, 2010, total assets were $864.7 million, an increase of $12.1 million, or 1.41%, over December 31, 2010. Total deposits grew $16.3 million, or 2.13%, for the first three months of 2011 to $782.4 million from $766.1 million at December 31, 2010. Total loans decreased $24.8 million, or 3.50%, to $683.0 million at March 31, 2011 from $707.8 million at December 31, 2010.

We continue to experience an increase in core deposits as noninterest bearing deposits increased 17.08%, or $15.0 million, from $87.8 million at December 31, 2010 to $102.8 million at March 31, 2011. This was partially offset by a $3.9 million decrease in interest bearing demand deposits. We continue to experience growth in core deposits through attractive consumer and commercial deposit products.

We experienced an increase in savings deposits of $7.2 million and a decrease in time deposits of $1.9 million. The decrease in time deposits is due to customer desires to be more liquid in the current rate environment. Subsequent to quarter end, some larger liquid and rate sensitive deposits have withdrawn to seek other investment opportunities. We expect to continue to lose higher cost and rate sensitive deposits in the near future. This has resulted in total assets decreasing by nearly $32.5 million subsequent to March 31, 2011. However, we monitor deposits to ensure that we maintain adequate liquidity levels. We believe despite the deposit decrease, we have adequate liquidity.

Total loans decreased to $683.0 million at March 31, 2011 from $707.8 million at year end 2010. This is the result of charge offs of $7.1 million for the first quarter of 2011 and resolution of problem loans. We plan to decrease the loan portfolio as we manage our capital levels to maintain a well-capitalized status, reduce certain risks to various industry sectors that have posed higher risks in recent times, and resolve nonperforming loans. Even as we decrease our loan portfolio, we still are committed to serving our customers. We have hired commercial lending personnel and continue to train our loan officers to meet the needs of our customers and develop new business with qualified borrowers that will ensure a stronger loan portfolio in the future.

Net Interest Income and Net Interest Margin

Net interest income decreased $176 thousand, or 2.11%, to $8.2 million for the first quarter of 2011 from $8.3 million for the same period in 2010. Our net interest margin decreased to 4.21% in the first quarter of 2011 as compared to 4.22% for the same period in 2010. This is the result of nonaccrual loans of $42.0 million at March 31, 2011 which negatively affects the net interest margin as these loans are nonearning assets. If non-accruing loans increase, it may reduce our net interest margin further. We continue to manage our yields on assets and our costs of funds to improve the net interest margin.

Noninterest Income

Noninterest income decreased $66 thousand, or 4.79%, to $1.3 million in the first quarter of 2011 from $1.4 million in 2010. The decrease is the result of a $58 thousand decrease in services charges on deposit accounts and a $19 thousand decrease in life insurance investment income from bank owned life insurance policies. We expect noninterest income to remain flat throughout 2011 as a result of regulatory changes; however, we continue to seek opportunities to improve noninterest income without gouging our customers.

Noninterest Expense

Noninterest expense totaled $7.6 million for the first quarter of 2011 as compared to $7.2 million for the first quarter of 2010. The primary contributors to the increase in noninterest expenses for the quarter are the increase in other real estate owned expenses of $98 thousand and the increase in other operating expenses of $208 thousand. Other operating expenses increased mainly due to the result of complying with the terms of the Written Agreement entered into during 2010.

Salaries and benefits increased in the quarter-to-quarter comparison. In the first quarter of 2010, $400 thousand was reversed from expense as the accrued salary continuation agreement with the former President and CEO was terminated. Otherwise, salaries and benefits would have been approximately the same. We have decreased staffing during the first quarter of 2011 and in the subsequent period to improve earnings. In the future, we should continue to see improvements in salary and benefits expenses.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 80.30% for the first quarter of 2011 as compared to 73.55% for the same period in 2010. We anticipate this ratio to improve in 2011 as we realize cost savings from branch closings in 2010, less staffing and engage fewer consultants.

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

The allowance for loan losses decreased to $19.7 million at March 31, 2011 as compared to $25.0 million at December 31, 2010. The allowance for loan losses at March 31, 2011 was approximately 2.88% of total loans as compared to 3.53% at December 31, 2010 and 2.55% at March 31, 2010. Net loans charged off for the first quarter of 2011 were $6.7 million, or 0.95% of average loans, and $1.3 million, or 0.16% of average loans, for the first quarter of 2010. The provision for loan losses was $1.1 million for the first quarter of 2011 as compared with $2.0 million in the same period for 2010.

Certain risks exist in the Bank’s loan portfolio. Historically, we have experienced significant annual loan growth until the past couple of years. However, there might be loans too new to have exhibited signs of weakness. Also, recent expansions into new markets, although greatly reduced, increase potential credit risk. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose threats to our portfolio. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but remain relatively stable. National real estate markets have experienced a more significant downturn and this has impacted our portfolio for certain out-of-market loans in the Coastal Carolina, northeastern Tennessee, and eastern West Virginia markets. Prior to 2008, we had purchased participation construction loans in the Coastal Carolina area. The totals of these credits were $7.2 million at March 31, 2011 and $7.6 million at December 31, 2010. At March 31, 2011 $705 thousand of the allowance for loan losses was allocated to these credits compared to $1.2 million at December 31, 2010. The $400 thousand decrease in these credits was the result of charge offs during the first quarter of 2011. This market area poses higher risk to potential future writedowns if the real estate market conditions do not show improvements. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn, although we do not believe this to be likely at least in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

An evaluation of individual loans is performed by the loan review function. Loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is typically determined by either the loan officer or loan reviewers. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss. For the year 2010 and 2011, we have engaged a third party loan review firm to conduct quarterly loan reviews.

All loans classified as special mention, substandard, doubtful and loss are individually reviewed for impairment. If collateral appraisals are outdated, we obtain updated appraisals. An evaluation is made to determine if the collateral is sufficient for each of these credits. If an exposure exists, a specific allowance is directly made for the amount of the potential loss in addition to estimated liquidation and disposal costs. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans decreased to $86.1 million with a valuation allowance of $4.1 million at March 31, 2011 as compared to $90.6 million with a valuation allowance of $12.8 million at December 31, 2010. Of the $86.1 million recorded as impaired loans, $43.5 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more and still accruing. We determined we had $17.2 million in loans that required a valuation allowance of $4.1 million at March 31, 2011. At December 31, 2010 we had $45.7 million in loans that required a valuation allowance of $12.8 million. The $28.5 million decrease in loans requiring a valuation allowance was the result of $8.8 million decrease in commercial loans, $7.7 million decrease in real estate loans, and a decrease of $12.0 million in real estate construction loans that required a valuation allowance. Management is aggressively working to reduce the impaired credits at minimal loss.

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks. At March 31, 2011, there were 129 loans in non-accrual status totaling $42.0 million, or 6.15% of total loans. At December 31, 2010, there were 113 loans in non-accrual status totaling $45.8 million, or 6.47% of total loans. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. At March 31, 2011 there were $20.6 million in loans that are classified as troubled debt restructurings compared to $13.9 million at December 31, 2010. There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

Liquidity

We closely monitor our liquidity and from March 31, 2011 to December 31, 2010 we increased liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments to $116.0 million from $86.3 million respectively. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2011.

At March 31, 2011, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $5.0 million, which is net of those securities pledged as collateral. We anticipate developing an investment portfolio in the near future as we shrink our loan portfolio and increase deposits. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank.

Our loan to deposit ratio was 87.30% at March 31, 2011 and 92.39% at year end 2010. We anticipate this ratio to remain below 90% as we continue to decrease our loan portfolio throughout 2011. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

In the year 2010, we lost various contingent liquidity sources from third parties. With regards to unsecured federal funds lines of credit, during 2010, our $27.4 million lines from correspondent banks were terminated due to our asset quality issues. In addition, we no longer have available to us the one-way funds purchasing option and are restricted on the total amount of funds that we can process through Promontory Interfinancial Network, LLC, otherwise known as CDARS. CDARS allows depositors to access FDIC insurance protection on multi-million dollar certificates of deposit through a member Bank. When a customer places a large deposit through CDARS, we place their funds into certificates of deposit with other banks in the CDARS network in increments of less than $100,000 so that principal and interest are eligible for FDIC insurance protection. CDARS also permits its members to use their treasury desk for one-way funds purchasing to meet liquidity needs on a term-basis. The restriction has been set to $17.0 million. We anticipate both of these sources of contingent funding to become available again in the future as we improve asset quality issues.

Available third party sources of liquidity remain intact at March 31, 2011 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At March 31, 2011, we had borrowings from the Federal Home Loan Bank totaling $18.9 million as compared to $24.2 million at December 31, 2010. The $5.3 million decrease was due to a $5.0 million term note which matured in January 2011 and we paid off this note with liquid funds and the remaining $300 thousand decrease was due to regular monthly principal payments. Of these borrowings at March 31, 2011, none are overnight and subject to daily interest rate changes. Term notes of $10.2 million mature in the year 2012. Two additional borrowings totaling $8.7 million have a maturity date in the year 2018, but reduce in principal amounts monthly. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $7.0 million in 2008 and $3.0 million in 2010 to the Treasury Board of Virginia for collateral on public funds. An additional $32.6 million was available on March 31, 2011 on the $61.5 million line of credit which is secured by a blanket lien on our residential real estate loans. Recently, the Federal Home Loan Bank conducted a collateral review and we anticipate our available line of credit to increase slightly by the end of the second quarter of 2011.

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

Additional liquidity is expected to be provided by loan repayments and core deposit growth that will result from an increase in market share in our targeted trade area.

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

Concerning the Company’s liquidity, we borrowed $500 thousand from two directors at $250 thousand each. One borrowing occurred at the end of 2010 and the other in January 2011. The use of these funds is to meet current liquidity needs of the Company. At December 31, 2010, there was a $4.9 million Silverton line of credit that management was diligently working to eliminate and to increase liquidity at the Company level. As reported in the Subsequent Event Section in Item 1. Business of the December 31, 2010 10-K, on March 16, 2011 we received additional borrowings from two directors totaling $4.95 million and were able to retire the Silverton line of credit that was to mature in June 2011 and we continue to work on enhancing the Company’s liquidity.

Capital Resources

Total capital at the end of the first quarter of 2011 was $38.1 million as compared to $37.5 million at the end of December 31, 2010. The increase was due to the net income of $549 thousand for the first quarter of 2011. The Bank returned to well capitalized as of March 31, 2011, as defined by the capital guidelines of bank regulations. The Company’s capital as a percentage of total assets was 4.41% at March 31, 2011 compared to 4.40% at December 31, 2010.

Our primary source of capital for asset growth comes from retained earnings. We continue to implement and follow our strategic plan and capital plan. Under current economic conditions, we believe it is prudent to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Retained earnings are not alone sufficient to provide for this economic cycle and we believe we will need access to additional sources of capital. As part of our initiative to improve regulatory capital ratios, we are reducing our higher risk assets, which results in a shrinking loan portfolio. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. These options we are fully implementing to increase capital. However, these efforts alone may not provide us adequate capital if further loan losses are realized. We are exploring a common stock offering.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Earnings will continue to be retained to build capital.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended March 31, 2011 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks faced by the Company during the quarter ended March 31, 2011. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2010.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our “CEO”) and our Executive Vice President and Chief Financial Officer (our “CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not operating effectively in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO based this conclusion on the fact that the Company identified a material weakness in New Peoples’ internal control over financial reporting relating to the system of monitoring the real estate collateral values of impaired loans and other real estate owned properties at the Bank and while internal control procedures have been implemented to remediate this material weakness, no testing has been performed to determine the effectiveness of the new procedures. Additional information with respect to this issue is included in the discussion below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. During May 2011, after management discovered the material weakness in its internal control over financial reporting described above, management implemented the following internal control procedures to ensure timely reporting of changes in collateral values on impaired loans and other real estate owned properties at the Bank to management responsible for financial reporting of the Company:

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

There have been no other material changes in the risk factors faced by the Company from those disclosed in the Company’s Amendment No. 2 on Form 10-K/A for the year ended December 31, 2010.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer

Date:	June 28, 2011

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer

Date:	June 28, 2011