Form 10-Q
period 2011-06-30
NEW PEOPLES BANKSHARES INC
filed 2011-08-08
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

10,010,178 shares of common stock, par value $2.00 per share, outstanding as of August 8, 2011.

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2011	2010
INTEREST AND DIVIDEND INCOME
Loans including fees	$21,402	$24,478
Federal funds sold	9	21
Interest-earning deposits with banks	80	—
Investments	84	58
Dividends on equity securities (restricted)	50	42

Total Interest and Dividend Income	21,625	24,599

INTEREST EXPENSE
Deposits
Demand	89	150
Savings	324	393
Time deposits below $100,000	2,630	3,792
Time deposits above $100,000	1,574	2,337
FHLB Advances	444	524
Other borrowings	105	122
Trust Preferred Securities	200	219

Total Interest Expense	5,366	7,537

NET INTEREST INCOME	16,259	17,062
PROVISION FOR LOAN LOSSES	3,457	3,940

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,802	13,122

NONINTEREST INCOME
Service charges	1,159	1,313
Fees, commissions and other income	1,019	989
Insurance and investment fees	191	279
Life insurance investment income	176	209

Total Noninterest Income	2,545	2,790

NONINTEREST EXPENSES
Salaries and employee benefits	7,859	7,520
Occupancy and equipment expense	2,144	2,334
Advertising and public relations	183	194
Data processing and telecommunications	798	814
FDIC insurance premiums	1,096	1,500
Other real estate owned and repossessed vehicles, net	2,490	302
Other operating expenses	2,660	2,358

Total Noninterest Expenses	17,230	15,022

INCOME (LOSS) BEFORE INCOME TAXES	(1,883)	890

INCOME TAX EXPENSE (BENEFIT)	(757)	235

NET INCOME (LOSS)	$(1,126)	$655

Earnings (Loss) Per Share
Basic	$(0.11)	$0.07

Fully Diluted	$(0.11)	$0.07

Average Weighted Shares of Common Stock
Basic	10,010,178	10,009,039

Fully Diluted	10,010,178	10,009,039

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2011	2010
INTEREST AND DIVIDEND INCOME
Loans including fees	$10,514	$12,283
Federal funds sold	—	11
Interest-earning deposits with banks	54	—
Investments	45	35
Dividends on equity securities (restricted)	28	21

Total Interest and Dividend Income	10,641	12,350

INTEREST EXPENSE
Deposits
Demand	44	77
Savings	138	193
Time deposits below $100,000	1,242	1,812
Time deposits above $100,000	769	1,118
FHLB Advances	223	263
Other borrowings	44	59
Trust Preferred Securities	92	112

Total Interest Expense	2,552	3,634

NET INTEREST INCOME	8,089	8,716
PROVISION FOR LOAN LOSSES	2,312	1,950

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,777	6,766

NONINTEREST INCOME
Service charges	607	703
Fees, commissions and other income	445	448
Insurance and investment fees	93	159
Life insurance investment income	89	103

Total Noninterest Income	1,234	1,413

NONINTEREST EXPENSES
Salaries and employee benefits	3,946	4,019
Occupancy and equipment expense	1,119	1,130
Advertising and public relations	98	116
Data processing and telecommunications	392	399
FDIC insurance premiums	421	750
Other real estate owned and repossessed vehicles, net	2,246	156
Other operating expenses	1,395	1,301

Total Noninterest Expenses	9,617	7,871

INCOME (LOSS) BEFORE INCOME TAXES	(2,606)	308

INCOME TAX EXPENSE (BENEFIT)	(931)	66

NET INCOME (LOSS)	$(1,675)	$242

Earnings (Loss) Per Share
Basic	$(0.17)	$0.02

Fully Diluted	$(0.17)	$0.02

Average Weighted Shares of Common Stock
Basic	10,010,178	10,009,042

Fully Diluted	10,010,178	10,009,042

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$18,818	$14,369
Interest-bearing deposits with banks	69,082	42,549
Federal funds sold	1,010	25,611

Total Cash and Cash Equivalents	88,910	82,529

Investment securities
Available-for-sale	4,383	4,658

Loans receivable	664,003	707,794
Allowance for loan losses	(18,697)	(25,014)

Net Loans	645,306	682,780

Bank premises and equipment, net	33,780	34,141
Equity securities (restricted)	3,733	3,878
Other real estate owned	11,137	12,346
Accrued interest receivable	3,368	3,700
Life insurance investments	11,187	11,011
Goodwill and other intangibles	4,288	4,346
Deferred taxes	7,362	8,037
Other assets	7,653	5,201

Total Assets	$821,107	$852,627

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$102,343	$87,839
Interest-bearing	56,062	60,022
Savings deposits	99,992	108,119
Time deposits	482,756	510,100

Total Deposits	741,153	766,080

Federal Home Loan Bank advances	18,583	24,183
Accrued interest payable	1,795	1,720
Accrued expenses and other liabilities	1,150	1,475
Line of credit borrowing	—	4,900
Other borrowings	5,450	250
Trust preferred securities	16,496	16,496

Total Liabilities	784,627	815,104

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 10,010,178 shares issued and outstanding	20,020	20,020
Additional paid-in-capital	21,689	21,689
Retained earnings (deficit)	(5,301)	(4,175)
Accumulated other comprehensive income (loss)	72	(11)

Total Stockholders’ Equity	36,480	37,523

Total Liabilities and Stockholders’ Equity	$821,107	$852,627

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)

Balance, December 31, 2009	10,009	$20,018	$21,683	$4,890	$28	$46,619
Net Income				655		655	$655

Unrealized loss on available-for-sale securities, net of $2 tax					4	4	4

Balance, June 30, 2010	10,009	$20,018	$21,683	$5,545	$32	$47,278	$659

Balance, December 31, 2010	10,010	$20,020	$21,689	$(4,175)	$(11)	$37,523
Net Income (Loss)				(1,126)		(1,126)	$(1,126)
Unrealized gain on available-for-sale securities, net of $43 tax					83	83	83

Balance, June 30, 2011	10,010	$20,020	$21,689	$(5,301)	$72	$36,480	$(1,043)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(IN THOUSANDS)

(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,126)	$655
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,245	1,383
Provision for loan losses	3,457	3,940
Income (less expenses) on life insurance	(176)	(209)
Loss on sale of fixed assets	152	—
Loss on sale of foreclosed real estate	47	36
Adjustment of carrying value of foreclosed real estate	1,869	—
Accretion of bond premiums/discounts	4	—
Deferred tax expense	631	735
Amortization of core deposit intangible	58	109
Net change in:
Interest receivable	332	(71)
Other assets	(2,452)	(1,811)
Accrued interest payable	75	(37)
Accrued expenses and other liabilities	(325)	314

Net Cash Provided by Operating Activities	3,791	5,044

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	30,655	11,478
Purchase of securities available-for-sale	(2,455)	(1,654)
Proceeds from sale and maturities of securities available-for-sale	2,853	613
Sale of Federal Home Loan Bank stock	145	—
Purchase of Federal Reserve Bank stock	—	1
Payments for the purchase of property and equipment	(1,204)	(1,269)
Proceeds from sales of property and equipment	168	—
Proceeds from sales of other real estate owned	2,655	1,559

Net Cash Provided by Investing Activities	32,817	10,728

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in line of credit borrowings	(4,900)	—
Net increase in other borrowings	5,200	—
Repayments to Federal Home Loan Bank	(5,600)	(600)
Net change in:
Demand deposits	10,544	23,544
Savings deposits	(8,127)	(728)
Time deposits	(27,344)	(21,436)

Net Cash Provided by (Used in) Financing Activities	(30,227)	780

Net increase in cash and cash equivalents	6,381	16,552
Cash and Cash Equivalents, Beginning of Period	82,529	39,560

Cash and Cash Equivalents, End of Period	$88,910	$56,112

Supplemental Disclosure of Cash Paid During the Period for:

Interest	$5,441	$7,500
Taxes	$—	$—

Supplemental Disclosure of Non Cash Transactions:

Other real estate acquired in settlement of foreclosed loans	$3,362	$5,897
Loans made to finance sale of foreclosed real estate	$—	$175

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

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

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2011, and the results of operations for the three month and six month periods ended June 30, 2011 and 2010. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2010. The results of operations for the three month and six month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

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

Effective July 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) called (the “Written Agreement”). We believe we have made good progress in our compliance efforts under the Written Agreement and all of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2011 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of June 30, 2011 and December 31, 2010, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2011:
Total Capital to Risk Weighted Assets:
The Company	$51,988	9.35%	$44,496	8%	$	N/A	N/A
The Bank	56,651	10.21%	44,384	8%		55,480	10%
Tier 1 Capital Risk Weighted Assets:
The Company	39,615	7.12%	22,248	4%		N/A	N/A
The Bank	49,571	8.93%	22,192	4%		33,288	6%
Tier 1 Capital to Average Assets:
The Company	39,615	4.74%	33,409	4%		N/A	N/A
The Bank	49,571	5.97%	33,194	4%		41,492	5%

December 31, 2010:
Total Capital to Risk Weighted Assets:
The Company	$53,020	8.87%	$47,825	8%	$	N/A	N/A
The Bank	58,466	9.79%	47,786	8%		59,732	10%
Tier 1 Capital Risk Weighted Assets:
The Company	39,108	6.54%	23,913	4%		N/A	N/A
The Bank	50,777	8.50%	23,893	4%		35,839	6%
Tier 1 Capital to Average Assets:
The Company	39,108	4.62%	33,857	4%		N/A	N/A
The Bank	50,777	6.00%	33,857	4%		42,321	5%

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
June 30, 2011
Available for Sale
U.S. Government Agencies	$2,707	$37	$—	$2,744
Taxable municipals	893	52	—	945
US. Government Mortgage backed securities	674	20	—	694

Total Securities AFS	$4,274	$109	$—	$4,383

December 31, 2010
Available for Sale
U.S. Government Agencies	$3,001	$—	$31	$2,970
Taxable municipals	894	5	—	899
U.S. Government Mortgage backed securities	781	8	—	789

Total Securities AFS	$4,676	$13	$31	$4,658

The following table details unrealized losses and related fair values in the available for sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
U.S. Government Agencies	$—	$—	$—	$—	$—	$—

December 31, 2010
U.S. Government Agencies	$2,970	$31	$—	$—	$2,970	$31

At June 30, 2011, the available for sale portfolio had no investments for which the fair market value was less than amortized cost. At December 31, 2010, the available for sale portfolio included four investments for which the fair market value was less than amortized cost. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at June 30, 2011, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	231	236	3.14%
Due after five years through fifteen years	4,043	4,147	3.50%

Total	$4,274	$4,383	3.46%

Investment securities with a carrying value of $1.2 million and $892 thousand at June 30, 2011 and December 31, 2010, were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $3.7 million and $3.9 million as of June 30, 2011 and December 31, 2010, respectively.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6	LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	June 30, 2011	December 31, 2010
Commercial, financial and agricultural	$98,365	$109,551
Real estate-construction	44,872	52,307
Real estate-mortgages	473,814	489,314
Installment loans to individuals	46,952	56,622

Total loans	$664,003	$707,794

The following table presents information concerning the Company’s investment in loans considered impaired as of June 30, 2011 and December 31, 2010:

As of June 30, 2011 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$14,062	$322	$16,934	$17,712	$—
Real estate-construction	13,672	128	14,768	23,735	—
Real Estate-mortgages	34,413	857	40,827	44,103	—
Installment loans to individuals	1	—	4	4	—
With an allowance recorded:
Commercial, financial and agricultural	6,104	90	3,650	3,824	1,256
Real estate-construction	7,275	50	3,963	4,306	1,632
Real Estate-mortgages	13,533	254	10,357	10,642	1,735
Installment loans to individuals	38	1	26	27	7

Total	$89,098	$1,702	$90,529	$104,353	$4,630

As of December 31, 2010 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$9,264	$9,785	$—
Real estate-construction	8,585	12,594	—
Real Estate-mortgages	27,138	27,997	—
Installment loans to individuals	—	—	—
With an allowance recorded:
Commercial, financial and agricultural	11,729	11,729	4,042
Real estate-construction	14,913	16,253	3,926
Real Estate-mortgages	18,973	19,142	4,842
Installment loans to individuals	46	46	23

Total	$90,648	$97,546	$12,833

The average recorded investment in impaired loans was $63.4 million for the year ended December 31, 2010.

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	June 30, 2011	December 31, 2010
Commercial, financial and agricultural	$11,544	$5,970
Real estate-construction	12,239	15,460
Real estate-mortgages	18,889	22,986
Installment loans to individuals	324	1,365

Total loans receivable on nonaccrual status	$42,996	$45,781

Total interest income not recognized on nonaccrual loans for six months ended June 30, 2011 and 2010 was $1.1 million and $309 thousand, respectively.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6	LOANS (CONTINUED):

An age analysis of past due loans receivable was as follows:

As of June 30, 2011 (Dollars are in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial, financial and agricultural	$4,257	$9,855	$14,112	$84,253	$98,365	$446
Real estate-construction	3,628	9,394	13,022	31,850	44,872	—
Real Estate-mortgages	19,305	11,355	30,660	443,154	473,814	1,598
Installment loans to individuals	1,276	533	1,809	45,143	46,952	309

Total	$28,466	$31,137	$59,603	$604,400	$664,003	$2,353

As of December 31, 2010 (Dollars are in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial, financial and agricultural	$5,622	$2,690	$8,312	$101,239	$109,551	$90
Real estate-construction	2,079	8,150	10,229	42,078	52,307	—
Real Estate-mortgages	22,251	12,227	34,478	454,836	489,314	1,332
Installment loans to individuals	2,584	337	2,921	53,701	56,622	270

Total	$32,536	$23,404	$55,940	$651,854	$707,794	$1,692

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of June 30, 2011 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$68,631	$8,906	$18,304	$2,524	$98,365
Real estate-construction	25,638	4,158	15,076	—	44,872
Real Estate-mortgages	375,388	30,728	63,560	4,138	473,814
Installment loans to individuals	44,720	632	1,560	40	46,952

Total	$514,377	$44,424	$98,500	$6,702	$664,003

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6	LOANS (CONTINUED):

As of December 31, 2010 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$83,482	$5,561	$18,619	$1,889	$109,551
Real estate-construction	28,802	4,095	19,410	—	52,307
Real Estate-mortgages	418,166	20,113	47,389	3,646	489,314
Installment loans to individuals	56,037	122	434	29	56,622

Total	$586,487	$29,891	$85,852	$5,564	$707,794

At June 30, 2011 there were $19.2 million in loans that are classified as troubled debt restructurings compared to $13.9 million at December 31, 2010.

NOTE 7	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Six Months Ended
(Dollar are in thousands)	June 30, 2011	June 30, 2010
Balance, beginning of year	$25,014	$18,588
Provision for loan losses	3,457	3,940
Advances made on loans with off balance sheet provision	153	—
Recoveries of loans charged off	1,059	66
Loans charged off	(10,986)	(6,167)

Balance, End of period	$18,697	$16,427

Percentage of Loans	2.82%	2.22%

The following table details activity in the allowance for loan losses by portfolio segment for the periods ended June 30, 2011 and December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of June 30, 2011 (Dollars are in thousands)	Commercial, Financial and Agricultural	Real Estate Construction	Real Estate Mortgages	Installment Loans to Individuals	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,323	$4,913	$6,882	$1,733	$6,163	$25,014
Charge offs	(2,208)	(3,965)	(3,480)	(1,333)	—	(10,986)
Recoveries	39	707	217	96	—	1,059
Advances	—	153	—	—	—	153
Provisions	190	1,011	2,261	492	(497)	3,457

Ending balance	$3,344	$2,819	$5,880	$988	$5,666	$18,697

Ending balance allocated to:
Individually evaluated for impairment	$1,256	$1,632	$1,735	$7	$—	$4,630
Collectively evaluated for impairment	2,088	1,187	4,145	981	5,666	14,067

Ending balance	$3,344	$2,819	$5,880	$988	$5,666	$18,697

Loans ending balances:
Individually evaluated for impairment	$20,584	$18,731	$51,184	$30	$—	$90,529
Collectively evaluated for impairment	77,781	26,141	422,630	46,922	—	573,474

Total	$98,365	$44,872	$473,814	$46,952	$—	$664,003

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7	ALLOWANCE FOR LOAN LOSSES (CONTINUED):

As of December 31, 2010 (Dollars are in thousands)	Commercial, Financial and Agricultural	Real Estate Construction	Real Estate Mortgages	Installment Loans to Individuals	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,710	$8,036	$3,525	$1,501	$3,816	$18,588
Charge offs	(1,425)	(10,002)	(3,867)	(1,214)	—	(16,508)
Recoveries	509	—	7	90	—	606
Provisions	4,529	6,879	7,217	1,356	2,347	22,328

Ending balance	$5,323	$4,913	$6,882	$1,733	$6,163	$25,014

Ending balance allocated to:
Individually evaluated for impairment	$4,042	$3,926	$4,842	$23	$—	$12,833
Collectively evaluated for impairment	1,281	987	2,040	1,710	6,163	12,181

Ending balance	$5,323	$4,913	$6,882	$1,733	$6,163	$25,014

Loans ending balances:
Individually evaluated for impairment	$20,993	$23,497	$46,112	$46	$—	$90,648
Collectively evaluated for impairment	88,558	28,810	443,202	56,576	—	617,146

Total	$109,551	$52,307	$489,314	$56,622	$—	$707,794

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

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury method. For the three and six month periods ended June 30, 2011 and 2010, potential common shares were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(1,675)	$242	$(1,126)	$655
Weighted average shares outstanding	10,010,178	10,009,042	10,010,178	10,009,039
Dilutive shares for stock options	—	—	—	—

Weighted average dilutive shares outstanding	10,010,178	10,009,042	10,010,178	10,009,039

Basic earnings (loss) per share	$(0.17)	$0.02	$(0.11)	$0.07
Diluted earnings (loss) per share	$(0.17)	$0.02	$(0.11)	$0.07

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9	FAIR VALUES:

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

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $4.4 million and $4.7 million at June 30, 2011 and December 31, 2010, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management used to determine the current value of the collateral. If further impairment below the appraised value is warranted based on changes in market conditions and there is no observable market price, or an appraised value does not include estimated costs of disposition, then management must make an estimate of these costs. In that case, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amounts of impaired loans were $90.5 million and $90.6 million at June 30, 2011 and December 31, 2010, respectively.

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

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9	FAIR VALUES (CONTINUED):

Assets and liabilities measured at fair value are as follows as of June 30, 2011:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$2,744	$—
Taxable municipals	—	945	—
Mortgage backed securities	—	694	—
(On a non-recurring basis) Other real estate owned	—	—	11,137
Impaired loans
Commercial, financial and agricultural	—	—	20,584
Real estate-construction	—	—	18,731
Real estate-mortgages	—	—	51,184
Installment loans to individuals	—	—	30

Total	$—	$4,383	$101,666

Assets and liabilities measured at fair value are as follows as of December 31, 2010:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$2,970	$—
Taxable municipals	—	899	—
Mortgage backed securities	—	789	—
(On a non-recurring basis) Other real estate owned	—	—	12,346
Impaired loans
Commercial, financial and agricultural	—	—	20,993
Real estate-construction	—	—	23,497
Real estate-mortgages	—	—	46,112
Installment loans to individuals	—	—	46

Total	$—	$4,658	$102,994

For the six months ended June 30, 2011 and 2010, the changes in other real estate owned Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

(Dollars are in thousands)	June 30, 2011 Other Real Estate Owned	June 30, 2010 Other Real Estate Owned
Balance, January 1	$12,346	$3,675
Acquired in settlement of loans	3,362	5,861
Proceeds from sale of other real estate owned	(2,655)	(1,559)
Gain (Loss) on sale of other real estate owned	(47)	(36)
Adjustments to carrying value	(1,869)	—

Balance, June 30	$11,137	$7,941

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9	FAIR VALUES (CONTINUED):

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

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of June 2011 and December 2010.

	June 30, 2011		December 31, 2010
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

Financial Assets
Cash and due from bank	$18,818	$18,818	$14,369	$14,369
Interest bearing deposits with banks	69,082	69,082	42,549	42,549
Federal funds sold	1,010	1,010	25,611	25,611
Investment securities	4,383	4,383	4,658	4,658
Equity securities (restricted)	3,733	3,733	3,878	3,878
Net Loans	648,980	645,306	700,420	682,780
Accrued Interest receivable	3,368	3,368	3,700	3,700
Life insurance investments	11,187	11,187	11,011	11,011

Financial Liabilities
Demand Deposits
Non-interest bearing	102,343	102,343	87,839	87,839
Interest-bearing	56,062	56,062	60,022	60,022
Savings deposits	99,992	99,992	108,119	108,119
Time deposits	485,889	482,756	513,090	510,100
FHLB advances	18,156	18,583	23,611	24,183
Accrued interest payable	1,795	1,795	1,720	1,720
Line of credit borrowing	—	—	4,900	4,900
Other borrowings	5,450	5,450	250	250
Trust preferred securities	16,496	16,496	16,496	16,496

NOTE 10	RECENT ACCOUNTING DEVELOPMENTS:

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

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011, but are not expected to have a material effect on the financial statements.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment is effective for the Company beginning January 1, 2011, but is not expected to have a material effect on the financial statements. Early adoption is not permitted.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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

Overview

The Company had a net loss for the quarter ended June 30, 2011 of $1.7 million as compared to net income of $242 thousand for the quarter ended June 30, 2010. Year-to-date June 30, 2011, the Company had a net loss of $1.1 million as compared to net income of $655 thousand for the same period in 2011. Basic net loss per share was $0.17 for the quarter ended June 30, 2011 as compared to basic net income of $0.02 for the quarter ended June 30, 2010. Basic net loss per share was $0.11 for the six months ended June 30, 2011 as compared to net income per share of $0.07 for the six months ended June 30, 2010. The net loss is primarily the result of other real estate owned property write-downs in the second quarter 2011 totaling $1.9 million of which $1.8 million of this amount is related to a single property market value depreciation in a development property in the coastal Carolina area. In addition, we made additional provisions for loan losses totaling $2.3 million in the second quarter of 2011 as a result of additional impairments on troubled credits, one totaling $1.4 million in the Coastal Carolina area, and net charge-offs realized in the quarter.

Total assets decreased to $821.1 million, or 3.70%, from $852.6 million at December 31, 2010. We intentionally are reducing our asset size in an attempt to manage our net interest margin by reducing higher cost funding and to improve our capital position. We foresee total assets to remain around the current level in the near future; however, future reductions may occur to maintain a well-capitalized status under regulatory guidelines.

In the second quarter of 2011, we experienced a decrease in our net interest margin to 4.28%, as compared to 4.45% for the same period in 2010. This is reflected in the $627 thousand decrease in net interest income during the second quarter of 2011 as compared to the same period in 2010 primarily related to increased nonaccrual loans in 2011 and less earning assets.

The provision for loan losses increased $362 thousand, or 18.56%, to $2.3 million for the second quarter of 2011 as compared to $2.0 million in the same period for 2010. At June 30, 2011 our allowance for loan losses totaled $18.7 million, or 2.82% of total loans, as compared to $25.0 million, or 3.53% of total loans at December 31, 2010. At June 30, 2010 our allowance for loan losses totaled $16.4 million, or 2.22% of total loans. The allowance for loan losses are being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized.

Total loans decreased to $664.0 million at June 30, 2011 from $707.8 million at year end 2010. This is the result of charge offs of $11.0 million for the first six months of 2011, resolution of problem loans, and the intentional shrinking of the loan portfolio to increase regulatory capital ratios. We continue to serve our customers, and although the total loan portfolio has shrunk, we have renewed existing credits and have made new loans to qualified borrowers as well. We plan to decrease the loan portfolio in the near future as we reduce our exposure to certain risks and decrease nonperforming loans. Total deposits decreased $24.9 million from $766.1 million at December 31, 2010 to $741.2 million at June 30, 2011 as two larger depositors and interest rate sensitive customers withdrew deposits to seek other investment opportunities. However, we continue to experience growth in core deposits through attractive consumer and commercial deposit products.

The deterioration of the residential and commercial real estate markets, as well as the extended recessionary period, have resulted in increases to our nonperforming assets. However, we are identifying potential problems early in an effort to minimize losses. The ratio of nonperforming assets to total assets is 6.88% at June 30, 2011 in comparison to 7.02% at December 31, 2010. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $56.5 million at June 30, 2011 from $59.8 million at December 31, 2010; however, as total assets have decreased during 2011, the June 30, 2011 ratio is higher than December 31, 2010. The majority of these assets are real estate development projects and commercial real estate secured loans. We are working aggressively to reduce these totals primarily by working with the customer for additional collateral, or restructuring the debt. However, we also may have to foreclose, repossess collateral or take other prudent measures. We are uncertain how long these processes will take. In the first six months of 2011, net charge offs were $9.9 million as compared to $6.1 million in the same period of 2010. The majority of the charge offs in the first six months of 2011 were related to real estate construction loans and commercial loans with collateral values that are dependent upon current market and economic conditions when these are ascertainable.

The Bank was well capitalized for regulatory purposes at June 30, 2011 as compared to adequately capitalized at December 31, 2010. The following ratios existed at June 30, 2011: Tier 1 leverage ratio of 5.97%, Tier 1 risk based capital ratio of 8.93%, and Total risk based capital ratio of 10.21%. The ratios were as follows at December 31, 2010: Tier 1 leverage ratio of 6.00%, Tier 1 risk based capital ratio of 8.50%, and Total risk based capital ratio of 9.79%.

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

Balance Sheet Changes

At June 30, 2011, total assets were $821.1 million, a decrease of $31.5 million, or 3.70%, from December 31, 2010. Total deposits decreased $24.9 million, or 3.25%, for the first six months of 2011 to $741.2 million from $766.1 million at December 31, 2010. Total loans decreased $43.8 million, or 6.19%, to $664.0 million at June 30, 2011 from $707.8 million at December 31, 2010.

We continue to experience an increase in core deposits as noninterest bearing deposits increased 16.51%, or $14.5 million, from $87.8 million at December 31, 2010 to $102.3 million at June 30, 2011. This was partially offset by a $4.0 million decrease in interest bearing demand deposits. Overall, we continue to experience growth in core deposits through attractive consumer and commercial deposit products.

We experienced a decrease in savings deposits of $8.1 million and a decrease in time deposits of $27.3 million. The decreases in savings and time deposits are due to customer desires to be more liquid in the current rate environment. During 2011, some larger liquid and rate sensitive deposits have withdrawn to seek other investment opportunities. We expect to continue to lose higher cost and rate sensitive deposits in the near future. However, we monitor deposits to ensure that we maintain adequate liquidity levels. We believe despite the deposit decrease, we have adequate liquidity.

Total loans decreased to $664.0 million at June 30, 2011 from $707.8 million at year end 2010. This is the result of charge offs of $11.0 million for the first half of 2011 and resolution of problem loans. We plan to decrease the loan portfolio as we manage our capital levels to maintain a well-capitalized status, reduce certain risks to various industry sectors that have posed higher risks in recent times, and resolve nonperforming loans. Even as we decrease our loan portfolio, we still are committed to serving our customers. We have hired commercial lending personnel, continue to train our loan officers to meet the needs of our customers, and are developing new business with qualified borrowers that will ensure a stronger loan portfolio in the future.

Net Interest Income and Net Interest Margin

Net interest income decreased $627 thousand, or 7.19%, to $8.1 million for the second quarter of 2011 from $8.7 million for the same period in 2010. Our net interest margin decreased to 4.28% in the second quarter of 2011 as compared to 4.45% for the same period in 2010. This is the result of nonaccrual loans of $43.0 million at June 30, 2011 which negatively affects the net interest margin as these loans are nonearning assets. If non-accruing loans increase, it may reduce our net interest margin further. We continue to manage our yields on assets and our costs of funds to improve the net interest margin.

Noninterest Income

Noninterest income decreased $179 thousand, or 12.67%, to $1.2 million in the second quarter of 2011 from $1.4 million in the same period in 2010. The decrease is the result of a $96 thousand decrease in services charges on deposit accounts and a $66 thousand decrease in insurance and investment fees. We expect noninterest income to remain flat throughout 2011 as a result of regulatory changes. During the third quarter 2011, we are increasing overdraft fees and some service charges. We continue to seek opportunities to improve noninterest income.

Noninterest Expense

Noninterest expense totaled $9.6 million for the second quarter of 2011 as compared to $7.9 million for the second quarter of 2010. The primary contributors to the increase in noninterest expenses for the quarter are the increase in other real estate owned expenses of $2.1 million, the increase in other operating expenses of $94 thousand, offset by a decrease in FDIC insurance premiums of $329 thousand. Other operating expenses increased mainly due to the result of complying with the terms of the Written Agreement entered into during 2010 and problem loan resolution expenses.

Salaries and benefits decreased $73 thousand in the quarter-to-quarter comparison. We have decreased staffing during the first half of 2011 and in the subsequent period to improve earnings. In the future, we should continue to see improvements in salary and benefits expenses.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 103.15% for the second quarter of 2011 as compared to 77.71% for the same period in 2010. This increase in the ratio is due primarily to the $1.7 million increase in noninterest expenses for the quarter.

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

The allowance for loan losses decreased to $18.7 million at June 30, 2011 as compared to $25.0 million at December 31, 2010. The allowance for loan losses at June 30, 2011 was approximately 2.82% of total loans as compared to 3.53% at December 31, 2010 and 2.22% at June 30, 2010. Net loans charged off for the first six months of 2011 were $9.9 million compared to $6.1 million for the first six months of 2010. The provision for loan losses was $2.3 million for the second quarter of 2011 as compared with $2.0 million in the same period for 2010.

Certain risks exist in the Bank’s loan portfolio. Historically, we have experienced significant annual loan growth until the past couple of years. However, there might be loans that have single pay maturities or demand loans that may be too new to have exhibited signs of weakness. Also, past expansions into new markets increase potential credit risk. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose threats to our portfolio. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but remain relatively stable. National real estate markets have experienced a more significant downturn and this has impacted our portfolio for certain out-of-market loans in the Coastal Carolina, northeastern Tennessee, and eastern West Virginia markets. Prior to 2008, we had purchased participation construction loans in the Coastal Carolina area. The totals of these credits were $5.9 million at June 30, 2011 and $7.6 million at December 31, 2010. At June 30, 2011 $1.3 million of the allowance for loan losses was allocated to these credits compared to $1.2 million at December 31, 2010. The $1.7 million decrease in these credits was the result of charge offs of $1.6 million during the first six months of 2011. This market area poses higher risk to potential future writedowns if the real estate market conditions do not show improvements. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn, although we do not believe this to be likely at least in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

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

All loans classified as special mention, substandard, doubtful and loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits. If an appraisal is older than one year, a new external certified appraisal is obtained in most cases and used to determined impairment. If an exposure exists, a specific allowance is directly made for the amount of the potential loss in addition to estimated liquidation and disposal costs. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans decreased to $90.5 million with a valuation allowance of $4.6 million at June 30, 2011 as compared to $90.6 million with a valuation allowance of $12.8 million at December 31, 2010. Of the $90.5 million recorded as impaired loans, $35.7 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more and still accruing. We determined we had $18.0 million in loans that required a valuation allowance of $4.6 million at June 30, 2011. At December 31, 2010 we had $45.7 million in loans that required a valuation allowance of $12.8 million. The $27.7 million decrease in loans requiring a valuation allowance was the result of $8.1 million decrease in commercial loans, $8.6 million decrease in real estate loans, and a decrease of $11.0 million in real estate construction loans that required a valuation allowance. Management is aggressively working to reduce the impaired credits at minimal loss.

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks. At June 30, 2011, there were 132 loans in non-accrual status totaling $43.0 million, or 6.48% of total loans. At December 31, 2010, there were 113 loans in non-accrual status totaling $45.8 million, or 6.47% of total loans. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. At June 30, 2011 there were $19.2 million in loans that are classified as troubled debt restructurings compared to $13.9 million at December 31, 2010. There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

Liquidity

We closely monitor our liquidity and have increased liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments from $86.3 million at December 31, 2010 to $92.1 million at June 30, 2011. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2011.

At June 30, 2011, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $3.2 million, which is net of those securities pledged as collateral. We anticipate developing an investment portfolio in the near future as we shrink our loan portfolio and increase deposits. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. In the third quarter of 2011, we are required to pledge approximately $13.0 million in securities or loans for our payment processing with the Federal Reserve Bank. We anticipate purchasing securities and reducing our overnight funds at the Federal Reserve Bank to meet this requirement.

Our loan to deposit ratio was 89.59% at June 30, 2011 and 92.39% at year end 2010. We anticipate this ratio to remain below 90% as we continue to decrease our loan portfolio throughout 2011. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Available third party sources of liquidity remain intact at June 30, 2011 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At June 30, 2011, we had borrowings from the Federal Home Loan Bank totaling $18.6 million as compared to $24.2 million at December 31, 2010. The $5.6 million decrease was due to a $5.0 million term note which matured in January 2011 and we paid off this note with liquid funds and the remaining $600 thousand decrease was due to regular monthly principal payments. Of these borrowings at June 30, 2011, none are overnight and subject to daily interest rate changes. Term notes of $10.2 million mature in the year 2012 and we anticipate paying these off as liquidity is available to do so. Two additional borrowings totaling $8.4 million have a maturity date in the year 2018, but reduce in principal amounts monthly. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $7.0 million in 2008 and $3.0 million in 2010 to the Treasury Board of Virginia for collateral on public funds. An additional $39.5 million was available on June 30, 2011 on the $68.1 million line of credit which is secured by a blanket lien on our residential real estate loans. Recently, the Federal Home Loan Bank conducted a collateral review indicating fewer exceptions and our available line of credit increased slightly to $68.1 million at the end of the second quarter of 2011.

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

We are a member of an internet certificate of deposit network whereby we may obtain funds from other financial institutions at auction. We may invest funds through this network as well. Currently, we only intend to use this source of liquidity in a liquidity crisis event.

In September 2009, the Bank obtained approval for the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion and in July 2011 we pledged an investment security with a fair value of $359 thousand at July 31, 2011 as collateral. We did not request funding as a result of this pledge and do not anticipate using this funding source except as a last resort.

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

Capital Resources

Total capital at the end of the second quarter of 2011 was $36.5 million as compared to $37.5 million at the end of December 31, 2010. The decrease was due to the net loss of $1.1 million for the first half of 2011. The Bank remains well capitalized at June 30, 2011, as defined by the capital guidelines of bank regulations. The Company’s capital as a percentage of total assets was 4.44% at June 30, 2011 compared to 4.40% at December 31, 2010.

Our primary source of additional capital comes from retained earnings. We continue to implement and follow our strategic plan and capital plan. Under current economic conditions, we believe it is prudent to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Retained earnings are not alone sufficient to provide for this economic cycle and we believe we will need access to additional sources of capital. As part of our initiative to improve regulatory capital ratios, we are reducing our higher risk assets, which results in a shrinking loan portfolio. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. These options we are fully implementing to increase capital. However, these efforts alone may not provide us adequate capital if further loan losses are realized. We are exploring a common stock offering.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Earnings will continue to be retained to build capital.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended June 30, 2011 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks faced by the Company during the quarter ended June 30, 2011. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2010.

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

In the course of operations, we may become a party to legal proceedings. We became aware of a lawsuit against the Bank in April 2010. This case involves a claim against the Bank by a joint venture between bank customers, some of whom are former members of senior management, and three investors. The allegation is that the joint venture, VFI, should have priority over the Bank’s deed of trust in order for VFI’s unrecorded and unrecordable ground lease to be enforceable for its full ten year term. There are also additional claims for damages resulting from allegations that the Bank’s representatives imputed liability to the Bank based upon breach of fiduciary duty, fraud, and collaboration. The parties agreed to litigate the ground lease issue first and are now in negotiations to resolve all pending issues due to the fact that the business associated with the building has ceased and the building is vacant. Management and Bank’s counsel believe VFI’s position is not supported by law or the facts presented.

Item 1A. Risk Factors

There have been no other material changes in the risk factors faced by the Company from those disclosed in the Company’s Amendment No. 2 on Form 10-K/A for the year ended December 31, 2010 except for the following:

Prior lending practices regarding demand and single pay loans can inhibit our ability to analyze the risk of these credits and timing of potential impairment due to the nature of their payment terms.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:

No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer

Date: August 8, 2011

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer

Date: August 8, 2011