Form 10-Q
period 2011-09-30
NEW PEOPLES BANKSHARES INC
filed 2011-11-09
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

10,010,178 shares of common stock, par value $2.00 per share, outstanding as of November 7, 2011.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2011	2010
INTEREST AND DIVIDEND INCOME
Loans including fees	$31,357	$36,005
Federal funds sold	9	31
Interest-earning deposits with banks	128	4
Investments	149	88
Dividends on equity securities (restricted)	74	65

Total Interest and Dividend Income	31,717	36,193

INTEREST EXPENSE
Deposits
Demand	126	204
Savings	399	575
Time deposits below $100,000	3,762	5,464
Time deposits above $100,000	2,295	3,257
FHLB Advances	669	790
Other borrowings	150	187
Trust Preferred Securities	315	339

Total Interest Expense	7,716	10,816

NET INTEREST INCOME	24,001	25,377
PROVISION FOR LOAN LOSSES	6,258	13,381

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,743	11,996

NONINTEREST INCOME
Service charges	1,816	2,007
Fees, commissions and other income	1,515	1,575
Insurance and investment fees	325	401
Life insurance investment income	253	350

Total Noninterest Income	3,909	4,333

NONINTEREST EXPENSES
Salaries and employee benefits	11,723	11,098
Occupancy and equipment expense	3,276	3,469
Advertising and public relations	304	312
Data processing and telecommunications	1,218	1,225
FDIC insurance premiums	1,571	1,799
Other real estate owned and repossessed vehicles, net	4,476	559
Other operating expenses	3,775	3,802

Total Noninterest Expenses	26,343	22,264

LOSS BEFORE INCOME TAXES	(4,691)	(5,935)

INCOME TAX BENEFIT	(1,733)	(2,094)

NET LOSS	$(2,958)	$(3,841)

Earnings (Loss) Per Share
Basic	$(0.30)	$(0.38)

Fully Diluted	$(0.30)	$(0.38)

Average Weighted Shares of Common Stock
Basic	10,010,178	10,009,238

Fully Diluted	10,010,178	10,009,238

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2011	2010
INTEREST AND DIVIDEND INCOME
Loans including fees	$9,955	$11,527
Federal funds sold	—	10
Interest-earning deposits with banks	48	4
Investments	65	30
Dividends on equity securities (restricted)	24	23

Total Interest and Dividend Income	10,092	11,594

INTEREST EXPENSE
Deposits
Demand	37	54
Savings	75	182
Time deposits below $100,000	1,132	1,672
Time deposits above $100,000	721	920
FHLB Advances	225	266
Other borrowings	45	65
Trust Preferred Securities	115	120

Total Interest Expense	2,350	3,279

NET INTEREST INCOME	7,742	8,315
PROVISION FOR LOAN LOSSES	2,801	9,441

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	4,941	(1,126)

NONINTEREST INCOME
Service charges	657	694
Fees, commissions and other income	496	586
Insurance and investment fees	134	122
Life insurance investment income	77	141

Total Noninterest Income	1,364	1,543

NONINTEREST EXPENSES
Salaries and employee benefits	3,864	3,578
Occupancy and equipment expense	1,132	1,135
Advertising and public relations	121	118
Data processing and telecommunications	420	411
FDIC insurance premiums	475	299
Other real estate owned and repossessed vehicles, net	1,986	257
Other operating expenses	1,115	1,444

Total Noninterest Expenses	9,113	7,242

LOSS BEFORE INCOME TAXES	(2,808)	(6,825)

INCOME TAX BENEFIT	(976)	(2,329)

NET LOSS	$(1,832)	$(4,496)

Earnings (Loss) Per Share
Basic	$(0.18)	$(0.45)

Fully Diluted	$(0.18)	$(0.45)

Average Weighted Shares of Common Stock
Basic	10,010,178	10,009,628

Fully Diluted	10,010,178	10,009,628

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$19,533	$14,369
Interest-bearing deposits with banks	78,746	42,549
Federal funds sold	—	25,611

Total Cash and Cash Equivalents	98,279	82,529

Investment securities
Available-for-sale	17,666	4,658

Loans receivable	629,610	707,794
Allowance for loan losses	(17,397)	(25,014)

Net Loans	612,213	682,780

Bank premises and equipment, net	33,500	34,141
Equity securities (restricted)	3,657	3,878
Other real estate owned	10,781	12,346
Accrued interest receivable	3,168	3,700
Life insurance investments	11,264	11,011
Goodwill and other intangibles	4,267	4,346
Deferred taxes	8,279	8,037
Other assets	7,281	5,201

Total Assets	$810,355	$852,627

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$105,872	$87,839
Interest-bearing	59,838	60,022
Savings deposits	97,502	108,119
Time deposits	468,777	510,100

Total Deposits	731,989	766,080

Federal Home Loan Bank advances	18,283	24,183
Accrued interest payable	1,896	1,720
Accrued expenses and other liabilities	1,555	1,475
Line of credit borrowing	—	4,900
Other borrowings	5,450	250
Trust preferred securities	16,496	16,496

Total Liabilities	775,669	815,104

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 10,010,178 shares issued and outstanding	20,020	20,020
Additional paid-in-capital	21,689	21,689
Retained earnings (deficit)	(7,133)	(4,175)
Accumulated other comprehensive income (loss)	110	(11)

Total Stockholders’ Equity	34,686	37,523

Total Liabilities and Stockholders’ Equity	$810,355	$852,627

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)

Balance, December 31, 2009	10,009	$20,018	$21,683	$4,890	$28	$46,619
Net Loss				(3,841)		(3,841)	$(3,841)

Unrealized loss on available-for-sale securities, net of $7 tax					15	15	15
Stock Options Exercised	1	2	6			8

Balance, September 30, 2010	10,010	$20,020	$21,689	$1,049	$43	$42,801	$(3,826)

Balance, December 31, 2010	10,010	$20,020	$21,689	$(4,175)	$(11)	$37,523
Net Loss				(2,958)		(2,958)	$(2,958)
Unrealized gain on available-for-sale securities, net of $63 tax					121	121	121

Balance, September 30, 2011	10,010	$20,020	$21,689	$(7,133)	$110	$34,686	$(2,837)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(IN THOUSANDS)

(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,958)	$(3,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,903	2,057
Provision for loan losses	6,258	13,381
Income (less expenses) on life insurance	(253)	(350)
Loss on sale of fixed assets	146	—
(Gain) Loss on sale of foreclosed real estate	(17)	116
Adjustment of carrying value of foreclosed real estate	3,508	—
Accretion of bond premiums/discounts	16	5
Deferred tax expense	(305)	(1,038)
Amortization of core deposit intangible	79	139
Net change in:
Interest receivable	532	169
Other assets	(2,080)	(2,511)
Accrued interest payable	176	32
Accrued expenses and other liabilities	80	(691)

Net Cash Provided by Operating Activities	7,085	7,468

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	58,201	14,755
Purchase of securities available-for-sale	(16,765)	(1,654)
Proceeds from sale and maturities of securities available-for-sale	3,925	955
Sale of Federal Home Loan Bank stock	221	—
Purchase of Federal Reserve Bank stock	—	82
Payments for the purchase of property and equipment	(1,593)	(1,964)
Proceeds from sales of property and equipment	185	—
Proceeds from sales of other real estate owned	4,182	2,994

Net Cash Provided by Investing Activities	48,356	15,168

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock options exercised	—	8
Net decrease in line of credit borrowings	(4,900)	—
Net increase in other borrowings	5,200	—
Repayments to Federal Home Loan Bank	(5,900)	(900)
Net change in:
Demand deposits	17,849	24,091
Savings deposits	(10,617)	(2,722)
Time deposits	(41,323)	(25,785)

Net Cash Used in Financing Activities	(39,691)	(5,308)

Net increase in cash and cash equivalents	15,750	17,328
Cash and Cash Equivalents, Beginning of Period	82,529	39,560

Cash and Cash Equivalents, End of Period	$98,279	$56,888

Supplemental Disclosure of Cash Paid During the Period for:

Interest	$7,892	$10,848
Taxes	$—	$—

Supplemental Disclosure of Non Cash Transactions:

Other real estate acquired in settlement of foreclosed loans	$6,108	$6,737
Loans made to finance sale of foreclosed real estate	$—	$85

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

NOTE 2 ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2011, and the results of operations for the three month and nine month periods ended September 30, 2011 and 2010. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2010. The results of operations for the three month and nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2011 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of September 30, 2011 and December 31, 2010, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2011:
Total Capital to Risk Weighted Assets:
The Company	$47,218	8.95%	$42,220	8%	$	N/A	N/A
The Bank	54,507	10.31%	42,302	8%		52,878	10%
Tier 1 Capital Risk Weighted Assets:
The Company	34,591	6.55%	21,110	4%		N/A	N/A
The Bank	47,764	9.03%	21,151	4%		31,727	6%
Tier 1 Capital to Average Assets:
The Company	34,591	4.28%	32,302	4%		N/A	N/A
The Bank	47,764	5.94%	32,168	4%		40,210	5%

December 31, 2010:
Total Capital to Risk Weighted Assets:
The Company	$53,020	8.87%	$47,825	8%	$	N/A	N/A
The Bank	58,466	9.79%	47,786	8%		59,732	10%
Tier 1 Capital Risk Weighted Assets:
The Company	39,108	6.54%	23,913	4%		N/A	N/A
The Bank	50,777	8.50%	23,893	4%		35,839	6%
Tier 1 Capital to Average Assets:
The Company	39,108	4.62%	33,857	4%		N/A	N/A
The Bank	50,777	6.00%	33,857	4%		42,321	5%

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2011
Available for Sale
U.S. Government Agencies	$9,261	$78	$34	$9,305
Taxable municipals	892	83	—	975
Tax-exempt municipals	1,045	3	—	1,048
US. Govt. mortgage backed securities	6,301	49	12	6,338

Total Securities AFS	$17,499	$213	$46	$17,666

December 31, 2010
Available for Sale
U.S. Government Agencies	$3,001	$—	$31	$2,970
Taxable municipals	894	5	—	899
U.S. Govt. mortgage backed securities	781	8	—	789

Total Securities AFS	$4,676	$13	$31	$4,658

The following table details unrealized losses and related fair values in the available for sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
U.S. Government Agencies	$5,768	$34	$—	$—	$5,768	$34
U.S. Govt. mtg. backed sec.	2,063	12	—	—	2,063	12

Total Securities AFS	$7,831	$46	$—	$—	$7,831	$46

December 31, 2010
U.S. Government Agencies	$2,970	$31	$—	$—	$2,970	$31

At September 30, 2011, the available for sale portfolio included seven investments for which the fair market value was less than amortized cost. At December 31, 2010, the available for sale portfolio included four investments for which the fair market value was less than amortized cost. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at September 30, 2011, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available for Sale
Due in one year or less	$—	$—	—%
Due after one year through five years	202	207	2.99%
Due after five years through fifteen years	7,366	7,572	2.89%
Due after fifteen years	9,931	9,887	2.81%

Total	$17,499	$17,666	2.84%

Investment securities with a carrying value of $15.9 million and $892 thousand at September 30, 2011 and December 31, 2010, were pledged to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $3.7 million and $3.9 million as of September 30, 2011 and December 31, 2010, respectively.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	September 30, 2011	December 31, 2010
Real estate secured:
Commercial	$179,482	$198,259
Construction and land development	38,157	52,307
Residential 1-4 family	260,013	274,396
Multifamily	15,649	16,659
Farmland	45,702	49,323

Total real estate loans	539,003	590,944
Commercial	40,342	50,358
Agriculture	6,851	9,488
Consumer installment loans	43,187	56,755
All other loans	227	249

Total loans	$629,610	$707,794

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	September 30, 2011	December 31, 2010
Real estate secured:
Commercial	$17,132	$19,655
Construction and land development	9,074	15,460
Residential 1-4 family	3,892	3,165
Multifamily	504	166
Farmland	8,941	1,909

Total real estate loans	39,543	40,355
Commercial	5,031	4,061
Agriculture	192	1,352
Consumer installment loans	23	13
All other loans	—	—

Total loans receivable on nonaccrual status	$44,789	$45,781

Total interest income not recognized on nonaccrual loans for nine months ended September 30, 2011 and 2010 was $1.3 million and $1.1 million, respectively.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 LOANS (CONTINUED):

The following table presents information concerning the Company’s investment in loans considered impaired as of September 30, 2011 and December 31, 2010:

As of September 30, 2011 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$30,024	$985	$31,682	$33,534	$—
Construction and land development	13,225	156	11,884	22,367	—
Residential 1-4 family	5,169	293	6,865	6,942	—
Multifamily	466	39	849	849	—
Farmland	12,270	380	13,857	14,084	—
Commercial	2,352	8	2,711	3,085	—
Agriculture	192	1	502	799	—
Consumer installment loans	2	—	4	4	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	9,603	375	10,919	11,361	1,703
Construction and land development	6,068	82	2,447	2,467	471
Residential 1-4 family	4,576	198	5,709	6,000	1,235
Multifamily	128	—	—	—	—
Farmland	3,055	94	3,380	3,380	445
Commercial	2,331	71	3,081	3,256	1,118
Agriculture	968	20	640	640	447
Consumer installment loans	42	3	52	52	26
All other loans	—	—	—	—	—

Total	$90,471	$2,705	$94,582	$108,820	$5,445

As of December 31, 2010 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$23,791	24,645	—
Construction and land development	8,585	12,594	—
Residential 1-4 family	3,347	3,352	—
Multifamily	—	—	—
Farmland	7,615	7,615	—
Commercial	1,646	2,167	—
Agriculture	3	3	—
Consumer installment loans	—	—	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	13,837	14,006	3,847
Construction and land development	14,913	16,253	3,926
Residential 1-4 family	4,626	4,626	953
Multifamily	510	510	42
Farmland	6,993	6,993	627
Commercial	3,254	3,254	2,295
Agriculture	1,482	1,482	1,120
Consumer installment loans	46	46	23
All other loans	—	—	—

Total	$90,648	$97,546	$12,833

The average recorded investment in impaired loans was $63.4 million for the year ended December 31, 2010.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 LOANS (CONTINUED):

An age analysis of past due loans receivable was as follows:

As of September 30, 2011 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$2,355	$2,641	$7,704	$12,700	$166,782	$179,482	$—
Construction and land development	128	—	9,011	9,139	29,018	38,157	846
Residential 1-4 family	6,001	1,387	3,613	11,001	249,012	260,013	1,122
Multifamily	2,354	—	344	2,698	12,951	15,649	—
Farmland	1,253	—	6,330	7,583	38,119	45,702	32

Total real estate loans	12,091	4,028	27,002	43,121	495,882	539,003	2,000
Commercial	269	454	3,557	4,280	36,062	40,342	50
Agriculture	710	60	62	832	6,019	6,851	3
Consumer installment Loans	767	206	161	1,134	42,053	43,187	148
All other loans	12	4	2	18	209	227	2

Total loans	$13,849	$4,752	$30,784	$49,385	$580,225	$629,610	$2,203

As of December 31, 2010 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$6,331	$1,878	$9,673	$17,882	$180,377	$198,259	$6
Construction and land development	556	1,523	8,150	10,229	42,078	52,307	—
Residential 1-4 family	9,445	4,374	2,554	16,373	258,023	274,396	1,326
Multifamily	61	162	—	223	16,436	16,659	—
Farmland	2,512	244	810	3,566	45,757	49,323	—

Total real estate loans	18,905	8,181	21,187	48,273	542,671	590,994	1,332
Commercial	1,851	1,015	1,880	4,746	45,612	50,358	90
Agriculture	244	327	127	698	8,790	9,488	73
Consumer installment Loans	1,394	572	207	2,173	54,582	56,755	195
All other loans	32	15	3	50	199	249	3

Total loans	$22,426	$10,110	$23,404	$55,940	$651,854	$707,794	$1,693

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of September 30, 2011 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$124,273	$21,626	$32,397	$1,186	$179,482
Construction and land development	24,456	1,989	11,712	—	38,157
Residential 1-4 family	214,564	16,741	26,902	1,806	260,013
Multifamily	12,401	2,671	577	—	15,649
Farmland	23,585	4,488	16,350	1,279	45,702

Total real estate loans	399,279	47,515	87,938	4,271	539,003
Commercial	31,926	2,762	4,039	1,615	40,342
Agriculture	5,245	961	645	—	6,851
Consumer installment loans	40,391	1,025	1,694	77	43,187
All other loans	227	—	—	—	227

Total	$477,068	$52,263	$94,316	$5,963	$629,610

As of December 31, 2010 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$147,549	$14,550	$33,808	$2,352	$198,259
Construction and land development	28,802	4,095	19,410	—	52,307
Residential 1-4 family	254,884	5,204	13,014	1,294	274,396
Multifamily	15,733	359	567	—	16,659
Farmland	30,748	4,308	14,062	205	49,323

Total real estate loans	477,716	28,516	80,861	3,851	590,944
Commercial	44,261	1,092	4,325	680	50,358
Agriculture	8,091	161	232	1,004	9,488
Consumer installment loans	56,170	122	434	29	56,755
All other loans	249	—	—	—	249

Total	$586,487	$29,891	$85,852	$5,564	$707,794

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	For the Nine Months Ended
(Dollar are in thousands)	September 30, 2011	September 30, 2010
Balance, beginning of year	$25,014	$18,588
Provision for loan losses	6,258	13,381
Advances made on loans with off balance sheet provision	153	—
Recoveries of loans charged off	1,593	85
Loans charged off	(15,621)	(9,954)

Balance, End of period	$17,397	$22,100

Percentage of Loans	2.76%	3.02%

The following table details activity in the allowance for loan losses by portfolio segment for the period ended September 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of September 30, 2011 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$5,141	$(3,724)	$579	$—	$1,615	$3,611
Construction and land development	4,913	(6,940)	721	153	4,125	2,972
Residential 1-4 family	1,699	(943)	137	—	1,326	2,219
Multifamily	42	—	—	—	(4)	38
Farmland	922	(436)	28	—	23	537

Total real estate loans	12,717	(12,043)	1,465	153	7,085	9,377
Commercial	3,281	(1,984)	14	—	813	2,124
Agriculture	1,120	(1,023)	10	—	340	447
Consumer installment loans	1,733	(571)	104	—	(736)	530
All other loans	—	—	—	—	—	—
Unallocated	6,163	—	—	—	(1,244)	4,919

Total	$25,014	$(15,621)	$1,593	$153	$6,258	$17,397

	Allowance for Loan Losses			Recorded Investment in Loans
As of September 30, 2011 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$1,703	$1,908	$3,611	$42,601	$136,881	$179,482
Construction and land development	471	2,501	2,972	14,331	23,826	38,157
Residential 1-4 family	1,235	984	2,219	12,574	247,439	260,013
Multifamily	—	38	38	849	14,800	15,649
Farmland	445	92	537	17,237	28,465	45,702

Total real estate loans	3,854	5,523	9,377	87,592	451,411	539,003
Commercial	1,118	1,006	2,124	5,792	34,550	40,342
Agriculture	447	—	447	1,142	5,709	6,851
Consumer installment loans	26	504	530	56	43,131	43,187
All other loans	—	—	—	—	227	227
Unallocated	—	4,919	4,919	—	—	—

Total	$5,445	$11,952	$17,397	$94,582	$535,028	$629,610

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2010 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$2,153	$(2,083)	$5	$—	$5,066	$5,141
Construction and land development	8,036	(10,002)	—	—	6,879	4,913
Residential 1-4 family	1,372	(1,719)	1	—	2,045	1,699
Multifamily	—	(65)	—	—	107	42
Farmland	344	(55)	—	—	633	922

Total real estate loans	11,905	(13,924)	6	—	14,730	12,717
Commercial	1,366	(1,370)	509	—	2,776	3,281
Agriculture	—	(486)	21	—	1,585	1,120
Consumer installment loans	1,501	(728)	70	—	890	1,733
All other loans	—	—	—	—	—	—
Unallocated	3,816	—	—	—	2,347	6,163

Total	$18,588	$(16,508)	$606	$—	$22,328	$25,014

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2010 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$3,847	$1,294	$5,141	$37,628	$160,631	$198,259
Construction and land development	3,926	987	4,913	23,498	28,809	52,307
Residential 1-4 family	953	746	1,699	7,973	266,423	274,396
Multifamily	42	—	42	510	16,149	16,659
Farmland	627	295	922	14,608	34,715	49,323

Total real estate loans	9,395	3,322	12,717	84,217	506,727	590,944
Commercial	2,295	986	3,281	4,900	45,458	50,358
Agriculture	1,120	—	1,120	1,485	8,003	9,488
Consumer installment loans	23	1,710	1,733	46	56,709	56,755
All other loans	—	—	—	—	249	249
Unallocated	—	6,163	6,163	—	—	—

Total	$12,833	$12,181	$25,014	$90,648	$617,146	$707,794

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

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. The following table presents information related to loans modified as troubled debt restructurings during the three and nine months ended September 30, 2011.

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	4	$3,585	$3,577	8	$6,956	$6,928
Construction and land development	—	—	—	1	29	28
Residential 1-4 family	4	312	298	8	641	626
Multifamily	1	342	342	1	342	342
Farmland	—	—	—	—	—	—

Total real estate loans	9	4,239	4,217	18	7,968	7,924
Commercial	5	1,074	1,063	6	1,111	1,096
Agriculture	1	90	90	2	390	390
Consumer installment loans	4	92	91	8	159	152
All other loans	—	—	—	—	—	—

Total	19	$5,495	$5,461	34	$9,628	$9,562

During the three months ended September 30, 2011, the Company modified 18 loans that were considered to be troubled debt restructurings. We extended the terms for 7 of these loans and the interest rate was lowered for 8 of these loans. During the nine months ended September 30, 2011, the Company modified 33 loans that were considered to be troubled debt restructurings. We extended the terms for 17 of these loans and the interest rate was lowered for 15 of these loans.

During the three and nine months ended September 30, 2011, there were no loans modified as troubled debt restructurings that subsequently defaulted (i.e., Pre-Foreclosure Letter or Notice of Right to Cure Default issued).

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings in its estimate. If the loan is over $100 thousand, the Company evaluates the loan for possible further impairment. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further write-down the carrying value of the loan.

At September 30, 2011 there were $23.0 million in loans that are classified as troubled debt restructurings compared to $13.9 million at December 31, 2010.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury method. For the three and nine month periods ended September 30, 2011 and 2010, potential common shares were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(1,832)	$(4,496)	$(2,958)	$(3,841)
Weighted average shares outstanding	10,010,178	10,009,628	10,010,178	10,009,238
Dilutive shares for stock options	—	—	—	—

Weighted average dilutive shares outstanding	10,010,178	10,009,628	10,010,178	10,009,238

Basic earnings (loss) per share	$(0.18)	$(0.45)	$(0.30)	$(0.38)
Diluted earnings (loss) per share	$(0.18)	$(0.45)	$(0.30)	$(0.38)

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 FAIR VALUES:

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

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $17.7 million and $4.7 million at September 30, 2011 and December 31, 2010, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 and Level 3 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management used to determine the current value of the collateral. If further impairment below the appraised value is warranted based on changes in market conditions and there is no observable market price, or an appraised value does not include estimated costs of disposition, then management must make an estimate of these costs. In that case, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amounts of impaired loans were $94.6 million and $90.6 million at September 30, 2011 and December 31, 2010, respectively.

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

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 FAIR VALUES (CONTINUED):

Assets and liabilities measured at fair value are as follows as of September 30, 2011:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$9,305	$—
Taxable municipals	—	975	—
Tax-exempt municipals	—	1,048	—
Mortgage backed securities	—	5,319	1,019
(On a non-recurring basis) Other real estate owned	—	—	10,781
Impaired loans
Real estate secured:
Commercial	—	—	42,601
Construction and land development	—	—	14,331
Residential 1-4 family	—	—	12,574
Multifamily	—	—	849
Farmland	—	—	17,237
Commercial	—	—	5,792
Agriculture	—	—	1,142
Consumer installment loans	—	—	56
All other loans	—	—	—

Total	$—	$16,647	$106,382

Assets and liabilities measured at fair value are as follows as of December 31, 2010:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$2,970	$—
Taxable municipals	—	899	—
Mortgage backed securities	—	789	—
(On a non-recurring basis) Other real estate owned	—	—	12,346
Impaired loans
Real estate secured:
Commercial	—	—	37,628
Construction and land development	—	—	23,498
Residential 1-4 family	—	—	7,973
Multifamily	—	—	510
Farmland	—	—	14,608
Commercial	—	—	4,900
Agriculture	—	—	1,485
Consumer installment loans	—	—	46
All other loans	—	—	—

Total	$—	$4,658	$102,994

For the nine months ended September 30, 2011 and 2010, the changes in other real estate owned Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

(Dollars are in thousands)	September 30, 2011 Other Real Estate Owned	September 30, 2010 Other Real Estate Owned
Balance, January 1	$12,346	$3,675
Acquired in settlement of loans	6,108	3,649
Proceeds from sale of other real estate owned	(4,182)	(2,994)
Gain (Loss) on sale of other real estate owned	17	(49)
Adjustments to carrying value	(3,508)	—

Balance, September 30	$10,781	$4,281

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 FAIR VALUES (CONTINUED):

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

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of September 2011 and December 2010.

	September 30, 2011		December 31, 2010
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

Financial Assets
Cash and due from bank	$19,533	$19,533	$14,369	$14,369
Interest bearing deposits with banks	78,746	78,746	42,549	42,549
Federal funds sold	—	—	25,611	25,611
Investment securities	17,666	17,666	4,658	4,658
Equity securities (restricted)	3,657	3,657	3,878	3,878
Net Loans	616,864	612,213	700,420	682,780
Accrued Interest receivable	3,168	3,168	3,700	3,700
Life insurance investments	11,264	11,264	11,011	11,011

Financial Liabilities
Demand Deposits
Non-interest bearing	$105,872	$105,872	$87,839	$87,839
Interest-bearing	59,838	59,838	60,022	60,022
Savings deposits	97,502	97,502	108,119	108,119
Time deposits	475,452	468,777	513,090	510,100
FHLB advances	17,959	18,283	23,611	24,183
Accrued interest payable	1,896	1,896	1,720	1,720
Line of credit borrowing	—	—	4,900	4,900
Other borrowings	5,450	5,450	250	250
Trust preferred securities	16,496	16,496	16,496	16,496

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 RECENT ACCOUNTING DEVELOPMENTS:

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

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 8 to the consolidated financial statements.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment was effective for the Company on January 1, 2011 and did not have a material effect on the financial statements.

In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These amendments will be effective for the Company on January 1, 2012 but are not expected to have a material effect on the financial statements.

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

Written Agreement Progress Report

We are aggressively working to comply with the Agreement and have timely submitted each required plan by its respective deadline. We have hired an independent consultant to assist us in these efforts and the following actions have taken place:

1.	With regard to corporate governance, we have established a weekly Director’s Loan Committee to oversee all loan approvals and all loan renewals, extensions and approvals. This has enabled the Board to increase its oversight of the Bank’s largest credit exposures and problem credits, and enhanced the monitoring and compliance with all loan policies and procedures. Secondly, we have enhanced our reporting of credit quality to the board. Furthermore, we have adopted formal charters for our Nominating, Compliance, Compensation, and Loan Committees.

2.	The requirement to assess the Board and management has been completed by an independent party. A report has been issued to the Board and recommendations are being followed. In September 2010, our President and CEO was added as a member of the Board and in November 2010, Eugene Hearl was added as a member of the Board. Mr. Hearl has over 40 years banking experience as President and CEO for two community banks and Regional President of a large regional financial institution.

In addition, training is a key initiative of both the Board of Directors and employees. Further training of the Board has been implemented and will be ongoing.

A formal management succession plan has been developed and approved by the Board of Directors.

3.	In the month of September 2010, a newly revised strategic plan and a capital plan were completed and submitted to our regulators. The 2011 Budget was submitted to our regulators in the fourth quarter of 2010.

4.	Loan policies have been further revised; an online approval and underwriting system for loans has been implemented; underwriting, monitoring and management of credits and collections have been enhanced; frequency of external loan reviews increased; and the focus on problem loans intensified at all levels in the organization. As a result, we are more timely in identifying problem loans. In the future, continuing these procedures should strengthen asset quality substantially. Further training of lending personnel is ongoing regarding proper risk grading of credits and identification of problem credits.

5.	Enhanced loan concentration identification and new procedures for monitoring and managing concentrations have been implemented. Loan concentration targets have been established and efforts continue to reduce higher risk concentrations. In particular construction and development loans and commercial real estate loans have been reduced and continue to decrease toward acceptable levels as determined by the new policies.

6.	To strengthen management of credit quality and loan production, we added a new Chief Credit Officer, Stephen Trescot, in the first quarter of 2011 who brings vast credit administration experience to our management team. Sharon Borich, our former Chief Credit Officer, assumed the role of Senior Lending Officer with oversight of loan production and business development which is her area of expertise. In addition to new lending policies and procedures, the management of all real estate development projects and draws has been centralized. We have segregated the duties of lenders for greater specialization of commercial and retail lending responsibilities. As a result we have formed a Commercial Loan division that is supervised by the Senior Vice President and Senior Lending Officer. The retail loans are primarily the responsibility of branch personnel who report to branch managers and respective area managers. The credit analysis function has been restructured. Originally a part of credit administration, it is now a part of the newly created commercial loan division. The credit analysis function lead by a seasoned lead analyst and staffed with four junior analysts, reviews new and renewed loan relationships of $250 thousand or more prior to approval and annually reviews relationships of $500 thousand or more. An independent appraisal review department has been established employing a certified licensed appraiser.

7.	We have retained an independent third party to perform loan reviews on a quarterly basis and have engaged them to perform this function in 2011. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period.

8.	To support the focus on problem credit management the Bank further developed, in March, 2011, a Special Assets department which reports to the Chief Credit Officer. Presently, the department has four workout specialists/Vice Presidents, one Vice President managing other real estate owned properties, an analyst, and two support personnel. Substantially all the relationships in the Bank with total commitments in excess of $500,000 which are risk rated Special Mention or worse are assigned to this department. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, watch list credits, and the Bank’s legal department. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates of the Bank’s twenty largest problem credits. A monthly management watch list committee has been established to actively manage and monitor these credits.

9.	A new allowance for loan loss model was implemented and reviewed independently during 2010. The Board has approved a new allowance for loan loss policy. We have shifted duties for maintaining the allowance for loan loss model and credit reporting to a more experienced employee. The allowance for loan loss and the methodology supporting the results are approved quarterly by the Audit Committee of the Board of Directors, and ratified by the Board.

10.	We have significantly increased our asset based liquidity sources throughout 2010 and 2011 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations. We are further developing an investment portfolio, as well.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

The Company had a net loss for the quarter ended September 30, 2011 of $1.8 million, or $0.18 basic loss per share, as compared to a net loss of $4.5 million, or $0.45 basic net loss per share, for the quarter ended September 30, 2010. Year-to-date September 30, 2011, the Company had a net loss of $3.0 million, or $0.30 basic loss per share, as compared to a net loss of $3.8 million, or $0.38 basic loss per share, for the same period in 2011. The net loss is primarily the result of other real estate owned expenses of $2.0 million in the third quarter 2011, of which $1.6 million is the result of other real estate owned property writedowns primarily related to property market value depreciation in development properties in the coastal Carolina area and in northeastern Tennessee.

Total assets decreased to $810.4 million, or 4.96%, from $852.6 million at December 31, 2010. We intentionally are reducing our asset size in an attempt to manage our net interest margin by reducing higher cost funding and to improve our capital position. We foresee total assets to continue shrinking in the near future as we manage to maintain a well-capitalized status under regulatory guidelines.

In the third quarter of 2011, we experienced a decrease in our net interest margin to 4.18%, as compared to 4.28% for the same period in 2010. This is reflected in the $573 thousand decrease in net interest income during the third quarter of 2011 as compared to the same period in 2010 primarily related to increased nonaccrual loans in 2011 and less earning assets.

The provision for loan losses decreased $6.6 million, or 70.33%, to $2.8 million for the third quarter of 2011 as compared to $9.4 million in the same period for 2010. At September 30, 2011, our allowance for loan losses totaled $17.4 million, or 2.76% of total loans, as compared to $25.0 million, or 3.53% of total loans at December 31, 2010. At September 30, 2010 our allowance for loan losses totaled $22.1 million, or 3.02% of total loans. The allowance for loan losses are being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized.

Total loans decreased to $629.6 million at September 30, 2011 from $707.8 million at year end 2010. This is the result of charge offs of $15.6 million for the first nine months of 2011, resolution of problem loans, decreased loan demand, tighter underwriting guidelines, and the intentional shrinking of the loan portfolio to increase regulatory capital ratios. We continue to serve our customers, and although the total loan portfolio has shrunk, we have renewed existing credits and have made new loans to qualified borrowers as well. We plan to decrease the loan portfolio in the near future as we reduce our exposure to certain risks and decrease nonperforming loans. Total deposits decreased $34.1 million from $766.1 million at December 31, 2010 to $732.0 million at September 30, 2011 as some larger depositors and interest rate sensitive customers withdrew deposits to seek other investment opportunities. However, we continue to experience growth in core deposits through attractive consumer and commercial deposit products.

The deterioration of the residential and commercial real estate markets, as well as the extended recessionary period, have resulted in increases to our nonperforming assets. However, we are identifying potential problems early in an effort to minimize losses. The ratio of nonperforming assets to total assets is 7.13% at September 30, 2011 in comparison to 7.02% at December 31, 2010. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $57.8 million at September 30, 2011 from $59.8 million at December 31, 2010; however, as total assets have decreased during 2011, the September 30, 2011 ratio is higher than December 31, 2010. The majority of these assets are real estate development projects and commercial real estate secured loans. We are working aggressively to reduce these totals primarily by working with the customer for additional collateral, or restructuring the debt. However, we also may have to foreclose, repossess collateral or take other prudent measures. We are uncertain how long these processes will take. In the first nine months of 2011, net charge offs were $14.0 million as compared to $9.9 million in the same period of 2010. The majority of the charge offs in the first nine months of 2011 were related to real estate construction loans and commercial loans with collateral values that are dependent upon current market and economic conditions when these are ascertainable, which included $3.5 million in charge offs in certain out-of-market loans in the Coastal Carolina market.

The Bank was well capitalized for regulatory purposes at September 30, 2011 as compared to adequately capitalized at December 31, 2010. The following ratios existed at September 30, 2011: Tier 1 leverage ratio of 5.94%, Tier 1 risk based capital ratio of 9.03%, and Total risk based capital ratio of 10.31%. The ratios were as follows at December 31, 2010: Tier 1 leverage ratio of 6.00%, Tier 1 risk based capital ratio of 8.50%, and Total risk based capital ratio of 9.79%.

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

Balance Sheet Changes

At September 30, 2011, total assets were $810.4 million, a decrease of $42.2 million, or 4.96%, from December 31, 2010. Total deposits decreased $34.1 million, or 4.45%, for the first nine months of 2011 to $732.0 million from $766.1 million at December 31, 2010. Total loans decreased $78.2 million, or 11.05%, to $629.6 million at September 30, 2011 from $707.8 million at December 31, 2010.

We continue to experience an increase in core deposits as noninterest bearing deposits increased 20.53%, or $18.1 million, from $87.8 million at December 31, 2010 to $105.9 million at September 30, 2011. This was partially offset by a $184 thousand decrease in interest bearing demand deposits. Overall, we continue to experience growth in core deposits through attractive consumer and commercial deposit products.

We experienced a decrease in savings deposits of $10.6 million and a decrease in time deposits of $41.3 million. This is the result of decreased interest rates offered in this very low interest rate environment. During 2011, some larger liquid and rate sensitive deposits have withdrawn to seek other investment opportunities. We expect to continue to lose higher cost and rate sensitive deposits in the near future. However, we monitor deposits to ensure that we maintain adequate liquidity levels. We believe despite the deposit decrease, we have adequate liquidity.

Total loans decreased to $629.6 million at September 30, 2011 from $707.8 million at year end 2010. This is the result of charge offs of $15.6 million for the first nine months of 2011, lower loan demand, tighter underwriting criteria, and resolution of problem loans. We plan to decrease the loan portfolio as we manage our capital levels to maintain a well-capitalized status, reduce certain risks to various industry sectors that have posed higher risks in recent times, and resolve nonperforming loans. Even as we decrease our loan portfolio, we still are committed to serving our customers. We have hired commercial lending personnel, continue to train our loan officers to meet the needs of our customers, and are developing new business with qualified borrowers that will ensure a stronger loan portfolio in the future.

Our deferred tax asset increased to $8.3 million at September 30, 2011 up from $8.0 million at year end 2010. As of September 30, 2011, the Company did not have a valuation allowance with respect to its deferred tax asset. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $1.3 million. Management expects to utilize all of these carryforwards prior to expiration.

As of September 30, 2011 and December 31, 2011, the carrying amount of the Company’s goodwill and other intangibles was $4.3 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company tests goodwill for impairment on an annual basis, or more frequently if necessary, and last completed such an impairment analysis in October 2010. The Company concluded that no impairment charge was necessary for the year ended December 31, 2010. The Company will be conducting an impairment analysis in the fourth quarter; however, we cannot provide assurance whether we will be required to take an impairment charge in the fourth quarter. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in its stock price.

Net Interest Income and Net Interest Margin

Net interest income decreased $573 thousand, or 6.89%, to $7.7 million in the third quarter of 2011 from $8.3 million for the same period in 2010. Our net interest margin decreased to 4.18% in the third quarter of 2011 as compared to 4.28% for the same period in 2010. This is the result of nonaccrual loans of $44.8 million at September 30, 2011 which negatively affects the net interest margin as these loans are nonearning assets. Interest income and cash receipts on impaired loans are handled depending on whether or not the loan is on non-accrual status. If the impaired loan is not on non-accrual status, then the interest income on the loan is computed using the effective interest method. If there is serious doubt about the collectability of an impaired loan it is the Bank’s policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and prospects for future contractual payments are reasonably assured. In addition, funds generated from a shrinking loan portfolio are reinvested at lower interest rates in both overnight deposits for liquidity purposes and in investment securities. If non-accruing loans increase, it may reduce our net interest margin further. We continue to manage our yields on assets and our costs of funds to improve the net interest margin.

Noninterest Income

Noninterest income decreased $179 thousand, or 11.60%, to $1.4 million in the third quarter of 2011 from $1.5 million in the same period in 2010. The decrease is the result of a $37 thousand decrease in services charges on deposit accounts and a $64 thousand decrease in life insurance investment income. We expect noninterest income to remain flat throughout 2011 as a result of regulatory changes. During the third quarter 2011, we increased overdraft fees and some service charges. We continue to seek opportunities to improve noninterest income.

Noninterest Expense

Noninterest expense totaled $9.1 million in the third quarter of 2011 as compared to $7.2 million for the third quarter of 2010. The primary contributors to the increase in noninterest expenses for the quarter are the increase in other real estate owned expenses of $1.7 million, the increase in FDIC insurance premiums of $176 thousand, the increase in salary and employee benefits of $286 thousand, which were offset by a decrease in other operating expenses of $329 thousand.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 100.08% for the third quarter of 2011 as compared to 73.46% for the same period in 2010. This increase in the ratio is due primarily to the $1.9 million increase in noninterest expenses for the quarter. We are exploring ways to decrease overhead expenses and improve efficiencies.

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

The allowance for loan losses decreased to $17.4 million at September 30, 2011 as compared to $25.0 million at December 31, 2010. The allowance for loan losses at September 30, 2011 was approximately 2.76% of total loans as compared to 3.53% at December 31, 2010 and 3.02% at September 30, 2010. Net loans charged off for the first nine months of 2011 were $14.0 million compared to $9.9 million for the first nine months of 2010. The provision for loan losses was $2.8 million in the third quarter of 2011 as compared with $9.4 million in the same period for 2010.

Certain risks exist in the Bank’s loan portfolio. Historically, we have experienced significant annual loan growth until the past couple of years. However, there might be loans that have single pay maturities or demand loans that may be too new to have exhibited signs of weakness. Also, past expansions into new markets increase potential credit risk. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose threats to our portfolio. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but remain relatively stable. National real estate markets have experienced a more significant downturn and this has impacted our portfolio for certain out-of-market loans in the Coastal Carolina, northeastern Tennessee, and eastern West Virginia markets. Prior to 2008, we had purchased participation construction loans in the Coastal Carolina area. The totals of these credits were $2.5 million at September 30, 2011 and $7.6 million at December 31, 2010. At September 30, 2011 $55 thousand of the allowance for loan losses was allocated to these credits compared to $1.2 million at December 31, 2010. The $5.1 million decrease in these credits was the result of charge offs of $3.5 million during the first nine months of 2011 and paydowns. This market area poses risk to potential future writedowns if the real estate market conditions do not show improvements. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn, although we do not believe this to be likely at least in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is to be determined by the loan officer. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss. For the year 2010 and 2011, we have engaged a third party loan review firm to conduct quarterly loan reviews. Upon their review, loans risk ratings may change from the rating assigned by the respective lender. We have experienced fewer rating changes in more recent reviews indicating better risk identification for the loan portfolio.

All loans classified as special mention, substandard, doubtful and loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits, generally through obtaining an appraisal. We consider an appraisal to be outdated when the appraisal is greater than 12 months old and the credit exhibits signs of weakness that warrant the possibility of relying on the collateral for repayment. An independent appraisal department reviews each appraisal to ensure compliance with USPAP requirements. The appraisal is further reviewed by the loan officer and Chief Credit Officer for reasonableness. If the appraisal value is questionable, an independent third party review of the appraisal is obtained. On adversely classified loans of all types, we may deem it necessary to obtain appraisals annually. In the past year, we have given higher priority to construction and development and commercial real estate loans as they are more sensitive to market deterioration. Concentrated efforts through the Special Assets division on these problem credits are underway and current appraisals are being obtained in order of priority. We anticipate all of these loans to have a current appraisal by the end of 2011. If appraisals are obtained “as is,” we further discount the appraisals with an estimated selling cost of 10% for commercial and development properties and 6% for residential mortgages. If a current appraisal has not been obtained, we generally discount the most recent appraisal value by age: greater than one year through two years – 10%; two years to three years – 20%; greater than 3 years – 30%. For distressed out of market loans, we compare the credit to a similar current appraisal and discount accordingly until a current appraisal is obtained. In determining the FAS 5 component of our allowance, we do not directly consider the potential for outdated appraisals since that portion of our allowance is based on the analysis of the performance of loans with similar characteristics, external and internal risk factors. We consider the overall quality of our underwriting process in our internal risk factors, but the need to update appraisals is associated with loans identified as impaired under FAS 114. We have $42.4 million in collateral dependent loans with current appraisals which constitute the basis of the valuation less estimated selling costs. If an appraisal is older than one year, a new external certified appraisal may be obtained and used to determine impairment. If an exposure exists, a specific allowance is directly made for the amount of the potential loss in addition to estimated liquidation and disposal costs. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans increased to $94.6 million with a valuation allowance of $5.4 million at September 30, 2011 as compared to $90.6 million with a valuation allowance of $12.8 million at December 31, 2010. Of the $94.6 million recorded as impaired loans, $42.0 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more and still accruing. We determined we had $26.2 million in loans that required a valuation allowance of $5.4 million at September 30, 2011. At December 31, 2010 we had $45.7 million in loans that required a valuation allowance of $12.8 million. The $19.5 million decrease in loans requiring a valuation allowance was the result of $18.4 million decrease in real estate secured loans, $173 thousand decrease in commercial loans, and a decrease of $842 thousand in agricultural loans that required a valuation allowance. Management is aggressively working to reduce the impaired credits at minimal loss.

Although risk classifications may indicate a worsening of the asset quality of the loan portfolio, we believe that the enhancements we have made in the risk identification process that we have implemented through improved policies, quality external independent loan reviews, and new credit administration, support a better demonstration of the loan portfolio as opposed to prior years when our systems for risk identification were not as good as now. The level of downgrades in the loan portfolio has increased, but this does not entirely mean that the loan portfolio quality has diminished, but rather the risk identification has improved. The corresponding allowance for loan loss at September 30, 2011 decreased from December 31, 2010. This is a result of the following factors. The allowance for loan loss increased at December 31, 2010 significantly due to subsequent events in 2011 that revealed exposures resulting primarily from updated appraisals obtained on out of market loans that were significantly devalued and were later charged off in 2011. The level of out of market loans have drastically declined and development loans have also decreased; therefore, the risk associated with them has reduced requiring lesser reserves. In addition, we changed methodology of determining historical loss factors by applying our historical loss rates instead of a weighted approach that was based on the greater of Virginia peers or our own historical loss rates. This is due to the fact that we did not have any historical loss rates for certain types of loans in time past, but now a loss trend has developed and provides better support than the old methodology. Management implemented the following internal control procedures for timely reporting of changes in collateral value on impaired loans to management responsible for financial reporting:

1.	A Disclosure Control Committee has been established consisting of the following officers: Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Operating Officer, Senior Lending Officer, Controller, In-house Legal Counsel, and Director of Internal Audit. This Committee will meet quarterly to discuss loan portfolio and problem asset quality issues, operation risks, legal issues, subsequent events, suspicious activities, and reported disclosures.

2.	The Chief Credit Officer (“CCO”) of the Bank is assigned the responsibility for monitoring all assets classified as impaired. The CCO is responsible for determining when appraisals or evaluations will be needed on impaired loans and other real estate owned properties, and for reporting any reductions in collateral values to the Chief Financial Officer (“CFO”) on a quarterly basis prior to the filing of the quarterly and annual reports with the SEC. Our other real estate owned property department maintains a tickler of when new appraisals are to be obtained. Appraisals subject to annual review are ordered on or about the first of the month preceding the month of annual renewal. For those that have an annual renewal due in the month following quarter end or year end, the appraisal is ordered two months prior to the reporting period end to help ensure timely receipt of appraisals and reduce the likelihood of an appraisal being obtained in the subsequent event period prior to the public filing of financial information.

3.	When appraisals are received from the third party appraisal firm, a copy of the appraisal is promptly logged on a register designating the date of receipt by our independent appraisal review department which presently consists of a certified licensed appraiser. The appraisal is provided to the Loan Officer and the Loan Operations Department, with the Loan Officer responsible to promptly place the appraisal in the customer file, update valuations on the Bank’s database, provide the information to the ALLL model coordinator for an impairment analysis and forward a copy to the CCO.

4.	The independent appraisal review department of the Bank will immediately notify the CCO and the Loan Officer of the results of an appraisal on an impaired or suspected impaired loan or other real estate owned property. After the CCO and Loan Officer review the appraisal, a determination will be made as to the reasonableness of the appraisal. The final determination as to reasonableness will be the responsibility of the CCO. All appraisals of loans greater than $2.0 million are reviewed by a third-party appraisal review company. Upon a determination of reasonableness, then the CCO will notify the CFO, Controller and Allowance for Loan Loss model coordinator of any deterioration in the appraised value. A new impairment test will be performed and reviewed by the CCO and CFO to determine if an additional allowance reserve is needed for this credit relationship, which will be provided to the Controller to make general ledger adjustments and financial statement revisions prior to issuance.

5.	Prior to release of financial information, the CFO will contact the CCO to ensure no appraisals have been received or are being reviewed, the result of which might be material to the financial statement of the Company. If there are any material differences, a collaborative effort of Senior Management and the independent appraisal reviewer will be made to determine what the impairment in the ALLL needs to be for recognition or the write-down in OREO value that is needed for the period end currently being reported to the public.

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks. At September 30, 2011, there were 149 loans in non-accrual status totaling $44.8 million, or 7.11% of total loans. At December 31, 2010, there were 113 loans in non-accrual status totaling $45.8 million, or 6.47% of total loans. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. At September 30, 2011 there were $23.0 million in loans that are classified as troubled debt restructurings compared to $13.9 million at December 31, 2010. There are also no loans identified as “potential problem loans.” We do not have any commitments to lend additional funds to non-performing debtors.

Liquidity

We closely monitor our liquidity and have increased liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments from $86.3 million at December 31, 2010 to $100.0 million at September 30, 2011. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2011.

At September 30, 2011, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $1.8 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. We have increased our investment portfolio from $4.7 million at December 31, 2010 to $17.7 million as of September 30, 2011. This was the result of the Federal Reserve Bank requiring in the third quarter of 2011 that we pledge $13.0 million in securities or loans for our overnight payment processing. We elected to purchase securities to serve as the collateral for the pledging requirements. In addition, our strategy is to develop an investment portfolio for the Bank. We foresee purchasing additional securities in the near future as opportunities arise.

Our loan to deposit ratio was 86.01% at September 30, 2011 and 92.39% at year end 2010. We anticipate this ratio to remain below 90% as we continue to decrease our loan portfolio throughout 2011. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Available third party sources of liquidity remain intact at September 30, 2011 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At September 30, 2011, we had borrowings from the Federal Home Loan Bank totaling $18.2 million as compared to $24.2 million at December 31, 2010. The $6.0 million decrease was due to a $5.0 million term note which matured in January 2011 and we paid off this note with liquid funds and the remaining $1.0 million decrease was due to regularly scheduled principal payments. Of these borrowings at September 30, 2011, none are overnight and subject to daily interest rate changes. Term notes of $10.2 million mature in the year 2012 and we anticipate paying these off as liquidity is available to do so. Two additional borrowings totaling $8.0 million have a maturity date in the year 2018, but reduce in principal amounts monthly. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $7.0 million in 2008 and $3.0 million in 2010 to the Treasury Board of Virginia for collateral on public funds. An additional $22.9 million was available on September 30, 2011 on the $51.1 million line of credit which is secured by a blanket lien on our residential real estate loans.

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

The Bank has access to additional liquidity through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion, however, we do not anticipate using this funding source except as a last resort.

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

Capital Resources

Total capital at the end of the third quarter of 2011 was $34.7 million as compared to $37.5 million at the end of December 31, 2010. The decrease was due to the net loss of $3.0 million for the first nine months of 2011. The Bank remains well capitalized at September 30, 2011, as defined by the capital guidelines of bank regulations. The Company’s capital as a percentage of total assets was 4.28% at September 30, 2011 compared to 4.40% at December 31, 2010.

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

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended September 30, 2011 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks faced by the Company during the quarter ended September 30, 2011. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

In May 2011 management discovered the material weakness in its internal control over financial reporting described above. As a result, management implemented the following internal control procedures to ensure timely reporting of changes in collateral values on impaired loans and other real estate owned properties at the Bank to management responsible for financial reporting of the Company:

1.	A Disclosure Control Committee has been established consisting of the following officers: Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Operating Officer, Senior Lending Officer, Controller, In-house Legal Counsel, and Director of Internal Audit. This Committee will meet quarterly to discuss loan portfolio and problem asset quality issues, operation risks, legal issues, subsequent events, suspicious activities, and reported disclosures.

2.	The Chief Credit Officer (“CCO”) of the Bank is assigned the responsibility for monitoring all assets classified as impaired. The CCO is responsible for determining when appraisals or evaluations will be needed on impaired loans and other real estate owned properties, and for reporting any reductions in collateral values to the Chief Financial Officer (“CFO”) on a quarterly basis prior to the filing of the quarterly and annual reports with the SEC. Our other real estate owned property department maintains a tickler of when new appraisals are to be obtained. Appraisals subject to annual review are ordered on or about the first of the month preceding the month of annual renewal. For those that have an annual renewal due in the month following quarter end or year end, the appraisal is ordered two months prior to the reporting period end to help ensure timely receipt of appraisals and reduce the likelihood of an appraisal being obtained in the subsequent event period prior to the public filing of financial information.

3.	When appraisals are received from the third party appraisal firm, a copy of the appraisal is promptly logged on a register designating the date of receipt by our independent appraisal review department which presently consists of a certified licensed appraiser. The appraisal is provided to the Loan Officer and the Loan Operations Department, with the Loan Officer responsible to promptly place the appraisal in the customer file, update valuations on the Bank’s database, provide the information to the ALLL model coordinator for an impairment analysis and forward a copy to the CCO.

4.	The independent appraisal review department of the Bank will immediately notify the CCO and the Loan Officer of the results of an appraisal on an impaired or suspected impaired loan or other real estate owned property. After the CCO and Loan Officer review the appraisal, a determination will be made as to the reasonableness of the appraisal. The final determination as to reasonableness will be the responsibility of the CCO. All appraisals of loans greater than $2.0 million are reviewed by a third-party appraisal review company. Upon a determination of reasonableness, then the CCO will notify the CFO, Controller and Allowance for Loan Loss model coordinator of any deterioration in the appraised value. A new impairment test will be performed and reviewed by the CCO and CFO to determine if an additional allowance reserve is needed for this credit relationship, which will be provided to the Controller to make general ledger adjustments and financial statement revisions prior to issuance.

5.	Prior to release of financial information, the CFO will contact the CCO to ensure no appraisals have been received or are being reviewed, the result of which might be material to the financial statement of the Company. If there are any material differences, a collaborative effort of Senior Management and the independent appraisal reviewer will be made to determine what the impairment in the ALLL needs to be for recognition or the write-down in OREO value that is needed for the period end currently being reported to the public.

Part II Other Information

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:

No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials for the Company’s 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text (1)

(1)	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer

Date:	November 9, 2011

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer

Date:	November 9, 2011