Form 10-K
period 2011-12-31
NEW PEOPLES BANKSHARES INC
filed 2012-03-01
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales prices of $5.00 per share on the last business day of the second quarter of 2011 was $44,876,692.

The number of shares outstanding of the registrant’s common stock was 10,010,178 as of February 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

Item 1.	Business

General

New Peoples Bankshares, Inc. (New Peoples) is a Virginia bank holding company headquartered in Honaker, Virginia. Prior to January 1, 2009, New Peoples was a financial holding company. New Peoples subsidiaries include: New Peoples Bank, Inc., a Virginia banking corporation (the Bank) and NPB Web Services, Inc., a web design and hosting company (NPB Web). In July 2004, NPB Capital Trust I was formed for the issuance of trust preferred securities. In September 2006, NPB Capital Trust 2 was formed for the issuance of trust preferred securities. NPB Financial Services, Inc., an insurance and investment services corporation (NPB Financial) was a subsidiary of New Peoples until January 1, 2009 when it became a subsidiary of the Bank. Upon change of ownership the Bank formed a division doing business as New Peoples Bank Financial Services which offers investment services through its broker dealer relationship with LPL Financial Services, Inc. The subsdiary, NPB Financial, offers insurance services only.

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

In June 2003, New Peoples formed two new wholly-owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc.

NPB Financial is a full-service insurance agency, dealing in personal and group life, health, and disability products, and fixed rate annuities. However, the Bank, through its division New Peoples Bank Financial services, offers variable annuities, fee based asset management and other investment products through a broker/dealer relationship with LPL Financial Services, Inc.

NPB Web is inactive.

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

Education is a priority in workplace preparedness and the Tri-State area places great emphasis on educating our regional workforce for today and jobs of the future. Starting in elementary school, students are exposed to technology resources, distance learning, robotics and math competitions, as well as STEM programs-Science, Technology, Engineering and Math. The Tri-State Area is home to numerous higher education institutions including East Tennessee State University, The University of Virginia’s College at Wise, Bluefield State College, Appalachia School of Law, Appalachia School of Pharmacy, and various private colleges and community colleges.

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

Loans by type as a percentage of total loans are as follows:

	December 31,
	2011	2010	2009	2008	2007
Commercial, financial and agricultural	14.35%	15.48%	15.56%	15.26%	17.77%
Real estate – construction	5.42%	7.39%	9.41%	8.96%	5.63%
Real estate – mortgage	73.79%	69.13%	66.02%	67.04%	67.87%
Installment loans to individuals	6.44%	8.00%	9.01%	8.74%	8.73%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Commercial Loans. We make commercial loans to qualified businesses in our market area. Our commercial lending consists primarily of commercial and industrial loans to finance accounts receivable, inventory, property, plant and equipment. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

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

Under our underwriting guidelines, residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with our appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

Construction Loans. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate the total loan funds required to complete a project and related loan-to-value ratios accurately. To minimize the risks associated with construction lending, loan-to-value limitations for residential, multi-family and non-residential construction loans are in place. These are in addition to the usual credit analysis of borrowers. Management feels that the loan-to-value ratios help to minimize the risk of loss and to compensate for normal fluctuations in the real estate market. Maturities for construction loans generally range from 4 to 12 months for residential property and from 6 to 18 months for non-residential and multi-family properties.

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

Our underwriting policy for consumer loans seeks to limit risk and minimize losses, primarily through a careful analysis of the borrower. In evaluating consumer loans, we require our lending officers to review the borrower’s level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, we maintain an appropriate margin between the loan amount and collateral value.

Deposits. We offer a variety of deposit products for both individual and business customers. These include demand deposit, interest-bearing demand deposit, savings deposit, and money market deposit accounts. In addition, we offer certificates of deposit with terms ranging from 7 days to 60 months and individual retirement accounts with terms ranging from 12 months to 60 months.

Investment Services. We offer a variety of investment services for both individual and business customers. These services include fixed income products, variable annuities, mutual funds, indexed certificates of deposit, individual retirement accounts, long term care insurance, employee group benefit plans, college savings plans, financial planning, managed money accounts, and estate planning. We offer these services through our broker-dealer relationship with LPL Financial Services, Inc.

Other Bank Services. Other bank services include safe deposit boxes, cashier’s checks, certain cash management services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer ATM card services that can be used by our customers throughout Virginia and other regions. We also offer MasterCard and VISA credit card services through an intermediary. Electronic banking services include debit cards, internet banking, telephone banking and wire transfers.

We do not presently anticipate exercising trust powers, but we are able to provide similar services through our affiliation with LPL Financial Services, Inc.

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

Competition in the market area for loans to small businesses and professionals, the Bank’s target market, is intense, and pricing is important. Many of our larger competitors have substantially greater resources and lending limits than we have. They offer certain services, such as extensive and established branch networks and trust services that we do not expect to provide or will not provide in the near future. Moreover, larger institutions operating in the market area have access to borrowed funds at lower costs than are available to us. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we may pay above-market rates to attract deposits.

While pricing is important, our principal method of competition is service. As a community banking organization, we strive to serve the banking needs of our customers while developing personal, hometown relationships with them. As a result, we provide a significant amount of service and a range of products without the fees that customers can expect from larger banking institutions.

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2010, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows: Russell County, VA – 30.55%, Scott County, VA – 37.96%, Dickenson County, VA – 28.29%, Tazewell County, VA – 9.05%, Smyth County, VA – 3.49%, Lee County, VA – 6.25%, Buchanan County, VA – 8.90%, Wise County, VA – 9.08%, city of Norton, VA – 18.00%, Bland County, VA – 27.89%, combined Washington County, VA and the City of Bristol, VA – 2.85%, Mercer County, WV – 9.19%, City of Kingsport, TN – 0.98%, and City of Jonesborough, TN – 4.76%.

Employees

As of December 31, 2011, we had 312 total employees, of which 301 were full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

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

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% – or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets,

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

The regulators may take various corrective actions with respect to a financial institution considered to be capital deficient. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid or dividends, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. As discussed above, in October 2009 the Richmond FRB imposed a prohibition on the Bank paying dividends to preserve capital. Bank holding companies can be called upon to boost their subsidiary bank’s capital and to partially guarantee the institution’s performance under its capital restoration plan. If this occurs, capital which otherwise would be available for holding company purposes, including possible distributions to shareholders, would be required to be downstreamed to one or more subsidiary bank. In this respect, the Richmond FRB also notified New Peoples that we must defer dividends on our trust preferred issuances which we did as of October 2009. As of December 31, 2011, the Bank was “well capitalized,” with a Total Capital ratio of 10.56%; a Tier 1 Capital ratio of 9.28%; and a leverage ratio 5.99%.

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

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Our Company’s size and no on-balance sheet foreign exposure excludes us from the requirements of Basel III. However, we anticipate that the Dodd-Frank Act may impose higher capital standards at a future date in time.

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

Community Reinvestment Act. Under the Community Reinvestment Act, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act emphasizes the delivery of bank products and services through branch locations in its market areas and requires banks to keep data reflecting their efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA (see below) may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination. The Bank received a rating of “Satisfactory” at its last Community Reinvestment Act performance evaluation, as of August 8, 2011.

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

The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. In addition, the Federal Reserve has issued new rules that have the effect of limiting the fees charged to merchants for debit card transactions. The result of these rules will be to limit the amount of interchange fee income available explicitly to larger banks and indirectly to us. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.

Although the Dodd-Frank Act provisions themselves are extensive, the ultimate impact on the Company of this massive legislation is unknown. The Act provides that several federal agencies, including the Federal Reserve and the Securities and Exchange Commission, shall issue regulations implementing major portions of the legislation, and this process is ongoing.

Future Regulatory Uncertainty. Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, New Peoples cannot forecast how regulation of financial institutions may change in the future and impact its operations. New Peoples fully expects that the financial institution industry will remain heavily regulated and that additional laws or regulations may be adopted further regulating specific banking practices.

Subsequent Events

We have considered subsequent events through the date of the financial statements in this Form 10-K.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

At December 31, 2011, the Company’s net investment in premises and equipment in service was $3 million. Our main office and operations center is located in Honaker, Virginia. This location contains a full service branch, and our administration and operations center.

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

The Bank owns a location in Dungannon, Virginia that half of the location was used for a branch location until its closure during 2010. The other half of the location is currently being leased. The Bank owns additional property in Princeton, West Virginia that is being developed for a future full service branch location, and currently serves as a loan administration office. The Princeton location is anticipated to operate as a full service branch in the distant future.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Registrar and Transfer Company is the stock transfer agent for New Peoples Bankshares, Inc. The common stock of New Peoples is quoted on the Over The Counter Bulletin Board (OTCBB) under the symbol “NWPP” beginning July 12, 2011. The volume of trading of shares of common stock is very limited. Trades in our common stock occur sporadically on a local basis and typically small volumes of stock is traded.

The high and low prices at which our common stock has traded known to us for each quarter in the past two years are set forth in the table below. These prices are obtained through inquiry of shareholders transferring stock and by our listing on the OTCBB. Other transactions may have occurred at prices about which we are not aware.

	2011		2010
	High	Low	High	High
1st quarter	$10.00	$4.00	$10.00	$6.67
2nd quarter	5.00	5.00	10.00	6.00
3rd quarter	3.00	3.00	10.00	6.00
4th quarter	3.00	3.00	8.00	4.00

The most recent sales price of which management is aware was $3.00 per share on February 6, 2012.

(b)	Holders

On February 24, 2012, there were approximately 4,431 shareholders of record.

(c)	Dividends

In order to preserve capital to support our growth in the past we have not paid cash dividends. The declaration of dividends in the future will depend on our earnings and capital requirements and compliance with regulatory mandates. We are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Moreover, the Written Agreement we have with the banking regulators prohibits the Company from paying any cash dividends and the Bank’s ability to pay dividends to the Company. So long as these restrictions remain in place the Company will not pay any cash dividends. Thereafter, the Company may or may not pay cash dividends depending on various factors including capital needs, earnings, and other factors our Board of Directors deems relevant. As a result, we do not anticipate paying a dividend on our common stock in 2012. See Note 3, Note 16 and Note 23 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

Item 6.	Selected Financial Data

Not applicable.

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2011 and 2010 as well as results of operations for the years ended December 31, 2011 and 2010. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

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

Written Agreement Progress Report

At December 31, 2011, we believe we have made good progress in our compliance efforts under the Agreement and we are aggressively working to comply with the Agreement and have timely submitted each required plan by its respective deadline. We have hired an independent consultant to assist us in these efforts and the following actions have taken place:

1.	With regard to corporate governance, we have established a weekly Director’s Loan Committee to oversee all loan approvals and all loan renewals, extensions and approvals for loans risk rated Special Mention or worse, as well as, exposures exceeding the Chief Credit Officer’s lending authority, This has enabled the Board to increase its oversight of the Bank’s largest credit exposures and problem credits, and enhanced the monitoring and compliance with all loan policies and procedures. Secondly, we have enhanced our reporting of credit quality to the board. Furthermore, we have adopted formal charters for our Nominating, Compliance, Compensation, and Loan Committees.

2.	The requirement to assess the Board and management has been completed by an independent party. A report has been issued to the Board and recommendations are being followed. In September 2010, our President and CEO was added as a member of the Board and in November 2010, Eugene Hearl was added as a member of the Board. Mr. Hearl has over 40 years banking experience as President and CEO for two community banks and Regional President of a large regional financial institution.

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

A newly revised strategic plan for the years 2012 through 2014 was completed and submitted to the regulators in November 2011. The 2012 Budget was submitted to our regulators also in the fourth quarter of 2011.

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

The credit analysis function has been restructured and is a part of credit administration. The credit analysis function and independent appraisal reviews are now lead by a former seasoned lender who serves as Vice President and Credit Officer. This individual oversees a staff of four credit analysts and a certified licensed appraiser who serves as Appraisal Review Manager. The credit analysts review new and renewed loan relationships of $250 thousand or more prior to approval and annually reviews relationships of $500 thousand or more. The independent Appraisal Review Manager reviews the quality of appraisals on behalf of the Bank by reviewing the methods, assumptions, and value conclusions of internal and external appraisals. In addition, this data is used to determine whether an external appraiser should be utilized for future work.

7.	We have retained an independent third party to perform loan reviews on a quarterly basis in 2010 and 2011 and have engaged them to perform this function in 2012. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period.

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

Overview

At December 31, 2011, total assets were $780.4 million, total loans were $597.8 million, and total deposits were $708.3 million at December 31, 2011. The Company had a total net loss after tax of $8.9 million or $0.89 per basic share and per diluted share for the year ended December 31, 2011 as compared to a net loss of $9.1 million, or $0.91 per basic and per diluted share for the year ended December 31, 2010. The annualized return on average assets for the fiscal year 2011 was (1.07)% as compared to (1.05)% for the same period in 2010. The annualized return on average equity was (24.35)% for the fiscal year 2011 and (19.60)% for the same period in 2010.

During the year 2011, we strategically decreased total assets, total loans and higher cost deposits to improve our capital position. As a result of shrinking the Bank, we returned to well-capitalized status in the first quarter of 2011 and have maintained that status throughout the year. The following Bank ratios existed at December 31, 2011 as compared to December 31, 2010, respectively: Tier 1 leverage ratio of 5.99% versus 6.00%; Tier 1 risk based capital ratio of 9.28% versus 8.50%; and total risk based capital ratio of 10.56% versus 9.79%.

Total assets decreased $72.2 million in 2011, or 8.47%, from $852.6 million at December 31, 2010. Total loans decreased $110.0 million in 2011, or 15.54%, from $707.8 million at December 31, 2010. This is primarily the result of our strategy to shrink the loan portfolio to improve our capital position, the slow economic recovery, particularly in our market area and more stringent underwriting guidelines that we have established. Total deposits decreased $57.8 million, or 7.54%, from $766.1 million at December 31, 2010. The largest decrease in deposits has taken place in time deposits which have decreased from $510.1 million at December 31, 2010 to $445.7 million at December 31, 2011. This $64.4 million decrease in time deposits, or 12.63%, is due to our shift in pricing these deposits to the middle of the pricing in our market area versus the higher end where we have traditionally been when we were experiencing high loan growth.

For the year ending December 31, 2011, we experienced a net loss of $8.9 million as compared to $9.1 million for the same period in 2010. In the year 2011, the net loss was primarily related to four areas: lower net interest income, increased other real estate owned expenses, a one-time goodwill impairment loss and a valuation allowance on our deferred tax asset. We maintain a strong net interest margin of 4.29% in 2011 as compared to 4.35% in 2010. However, the decreased volume of earning assets in 2011 and high levels of nonperforming assets decreased net interest income to $32.2 million in 2011 from $34.1 million in 2010. Other real estate owned expenses also increased in 2011 to $5.6 million from $2.2 million. The majority of this is due to decreased real estate market value primarily in out of market loans originated in the past. We also determined that our goodwill is more likely than not to be totally impaired at December 31, 2011 due to our decreased stock price. In addition, this goodwill was determined to be more likely than not to be impaired due to the decreased capital levels that we have experienced because of historical losses. This $4.1 million expense is a one-time expense. Finally, we incurred a valuation allowance on our deferred tax asset totaling $2.7 million which has a direct impact on the net loss in 2011. We may be able to reverse the valuation allowance in the future as earnings improve resulting in taxable income to offset net loss tax carryforwards.

The ratio of nonperforming assets to total assets is 7.55% at December 31, 2011 as compared to 7.02% at December 31, 2010. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were nearly the same level for both years. At December 31, 2011, nonperforming assets totaled $58.9 million as compared to $59.8 million at December 31, 2010. The majority of these assets are real estate development projects both inside and outside of our market area. Ones outside our market area are primarily in the coastal Carolinas; however, this amount is only $2.5 million at December 31, 2011 as compared to $7.6 million at December 31, 2010. In addition, there are also some similar projects located in Northeastern Tennessee and one in eastern West Virginia. We are undertaking aggressive efforts to work out these credits. This will take some time, but overall we believe we are making progress.

During 2011, we have made significant progess in identifying the risks in our loan portfolio. In addition, we have improved our lending policies and further trained our lending staff on these policies and procedures. Each of these steps are critical to minimize future losses and to strengthen asset quality of the Bank. Our allowance for loan loss at December 31, 2011 is $18.4 million, or 3.07% as compared to $25.0 million, or 3.53% at December 31, 2010. The provision for loan losses decreased to $ 8.0 million in 2011 as compared to $22.3 million in 2010. We continue to maintain a higher level in the allowance for loan loss in light of the current economic circumstances, including the anemic recovery and continued increases in non-performing loans and believe that this level is adequate. Future provisions may be deemed necessary, however. Net charge-offs year-to-date for 2011 as a percentage of total average loans were 2.24% as compared to 2.14% in 2010. Impaired loans increased slightly to $91.8 million with an estimated allowance of $6.0 million for potential losses at December 31, 2011 as compared to $90.6 million in impaired loans with an estimated allowance of $12.8 million at the end of 2010. In working with our customers, troubled debts restructured increased in 2011 to $29.1 million as compared to $13.9 million at December 31, 2010.

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

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income, decreased $2.0 million, or 5.76% from 2010 to 2011. The decrease in net interest income is due primarily to a reduction in loans during 2011 and the level of nonearning assets, i.e. nonaccrual loans and other real estate owned properties. Loan interest income decreased $6.6 million, or 13.81%, from $47.8 million in 2010 to $41.2 million in 2011. Interest expense decreased $4.3 million, or 30.88%, from $13.9 million for the year ending 2010 to $9.6 million in 2011 as a result of deposits re-pricing at lower interest rates at maturity, and a shift in the deposit mix whereby our higher cost time deposits were replaced with lower cost deposit products. The net interest margin for the year ending December 31, 2011 was 4.29% as compared to 4.35% for the same period in 2010. The net interest margin, however, was trending upward during the last half of 2011.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

	(Dollars in thousands)
	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
ASSETS
Loans (1), (2), (3)	$659,298	$41,176	6.25%	$742,026	$47,775	6.44%	$747,971	$50,188	6.71%
Federal funds sold	6,202	9	0.15%	25,763	44	0.17%	10,648	26	0.24%
Interest bearing deposits	74,000	184	0.25%	8,349	12	0.14%	124	—	—%
Other investments (3)	10,952	400	3.65%	7,590	197	2.61%	7,134	164	2.30%

Total Earning Assets	750,452	41,769	5.57%	783,728	48,028	6.13%	765,877	50,378	6.57%

Less: Allowance for loans losses	(20,805)			(18,607)			(10,245)
Non-earning assets	101,972			97,997			87,531

Total Assets	$831,619			$863,118			$843,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$57,675	$155	0.27%	$56,791	$250	0.44%	$39,384	$233	0.59%
Savings	103,346	460	0.45%	92,622	779	0.84%	84,215	994	1.18%
Time deposits	485,072	7,717	1.59%	523,990	11,112	2.12%	522,439	15,491	2.97%
Other Borrowings	24,151	838	3.47%	29,721	1,303	4.39%	30,937	1,312	4.24%
Trust Preferred Securities	16,496	436	2.64%	16,496	454	2.75%	16,496	533	3.23%

Total interest bearing liabilities	686,740	9,606	1.40%	719,620	13,898	1.93%	693,471	18,563	2.68%

Non-interest bearing deposits	102,957			92,943			95,372
Other liabilities	5,338			4,307			4,278

Total Liabilities	795,035			816,870			793,121
Stockholders’ Equity	36,584			46,248			50,042

Total Liabilities and Stockholders’ Equity	$831,619			$863,118			$843,163

Net Interest Income		$32,163			$34,130			$31,815

Net Interest Margin			4.29%			4.35%			4.14%

Net Interest Spread			4.17%			4.20%			3.89%

(1)	Non-accrual loans have been included in the average balance of loans outstanding.
(2)	Loan fees have been included in interest income on loans.
(3)	Tax exempt income is not significant and has been treated as fully taxable.

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

Volume and Rate Analysis

(Dollars in thousands)

	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease)			Increase (Decrease)
	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$(5,326)	$(1,273)	$(6,599)	$(399)	$(2,014)	$(2,413)
Federal funds sold	(33)	(2)	(35)	37	(19)	18
Interest bearing deposits	94	78	172	—	12	12
Other investments	87	116	203	10	23	33

Total Earning Assets	(5,178)	(1,081)	(6,259)	(352)	(1,998)	(2,350)

Interest Bearing Liabilities:
Demand	4	(99)	(95)	103	(86)	17
Savings	90	(409)	(319)	99	(314)	(215)
All other time deposits	(825)	(2,570)	(3,395)	46	(4,425)	(4,379)
Other borrowings	(244)	(221)	(465)	(52)	43	(9)
Trust Preferred Securities	—	(18)	(18)	—	(79)	(79)

Total Interest Bearing Liabilities	(975)	(3,317)	(4,292)	196	(4,861)	(4,665)

Change in Net Interest Income	$(4,203)	$2,236	$(1,967)	$(548)	$2,863	$2,315

Loans

Our primary source of income comes from interest earned on loans receivable. Loan production slowed in 2011 as evidenced by total loans decreasing $110.0 million, or 15.54%, including net charge offs of $14.7 million. This is the result of slower loan demand, intentional shrinking of the loan portfolio to increase regulatory capital ratios, and resolution of problem loans. We continue to serve our customers, and although the total loan portfolio has shrunk, we have renewed existing credits and made new loans as well to qualified borrowers. We plan to decrease the loan portfolio in the near future as we reduce our exposure to certain risks and decrease nonperforming loans. Total loans decreased $55.8 million in 2010 from 2009. A schedule of loans by type is set forth immediately below. Approximately 79.20% of the loan portfolio is secured by real estate at the end of 2011.

Loans receivable outstanding are summarized as follows:

Loan Portfolio

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Commercial, financial and agricultural	$85,798	$109,418	$118,844	$110,060	$121,198
Real estate – construction	32,389	52,307	71,854	64,595	38,420
Real estate – mortgage	441,107	489,314	504,071	483,471	463,079
Installment loans to individuals	38,522	56,755	68,801	63,048	59,563

Total	$597,816	$707,794	$763,570	$721,174	$682,260

Our loan maturities as of December 31, 2011 are shown in the following table:

Maturities of Loans

(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$27,056	$48,493	$10,249	$85,798
Real estate – construction	7,694	18,270	6,425	32,389
Real estate – mortgage	91,915	249,729	99,463	441,107
Installment loans to individuals	7,140	27,953	3,429	38,522

Total	$133,805	$344,445	$119,566	$597,816

Loans with fixed rates	$43,934	$118,553	$117,568	$280,055
Loans with variable rates	89,871	225,892	1,998	317,761

Total	$133,805	$344,445	$119,566	$597,816

The above table reflects the earlier of the maturity or re-pricing dates for loans at December 31, 2011. In preparing this table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be re-priced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or re-pricing.

Provision for Loan Losses

The calculation of the allowance for loan losses is considered a critical accounting policy. The adequacy of the allowance for loan losses is based upon management’s judgment and analysis. The following factors are included in our evaluation of determining the adequacy of the allowance: risk characteristics of the loan portfolio, current and historical loss experience, concentrations, internal factors, such as internal practices and lending procedures, and external factors, such as general economic conditions.

The allowance for loan losses decreased to $18.4 million at December 31, 2011 as compared to $25.0 million at December 31, 2010. The allowance for loan losses at the end of 2011 was approximately 3.07% of total loans as compared to 3.53% at the end of 2010. Net loans charged off for 2011 were $14.7 million, or 2.24% of average loans, and $15.9 million, or 2.14% of average loans, in 2010. The provision for loan losses was $8.0 million for 2011 as compared with $22.3 million for 2010.

Certain risks exist in the Bank’s loan portfolio. Historically, we have experienced significant annual loan growth until the past couple of years. However, there might be loans that have single pay maturities or demand loans that may be too new to have exhibited signs of weakness. Also, past expansions into new markets increase potential credit risk. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose threats to our portfolio. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but remain relatively stable. National real estate markets have experienced a more significant downturn and this has impacted our portfolio for certain out-of-market loans in the Coastal Carolina, northeastern Tennessee, and eastern West Virginia markets. Prior to 2008, we had purchased participation construction loans in the Coastal Carolina area. The totals of these credits were $2.5 million at December 31, 2011 and $7.6 million at December 31, 2010. At December 31, 2011 $55 thousand of the allowance for loan losses was allocated to these credits. The $5.1 million decrease in these credits was the result of a $1.8 million charge off on a subdivision property and golf course, a $1.4 million payoff on a hotel property which experienced a $428 thousand charge off in 2011, and a total of $1.3 million in charge offs due to new appraised values obtained in 2011 for three development properties. This market area poses higher risk to potential future write-downs if the real estate market conditions do not show improvements. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn although we do not believe this to be likely at least in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is to be determined by the loan officer. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss. For the years 2010 and 2011, we engaged a third party loan review firm to conduct quarterly loan reviews and have engaged them to perform this function in 2012. Upon their review, loans risk ratings may change from the rating assigned by the respective lender. We have experienced fewer rating changes in more recent reviews indicating better risk identification for the loan portfolio in light of the experience from the severe recession.

All loans classified as special mention, substandard, doubtful and loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits, generally through obtaining an appraisal. We consider an appraisal to be outdated when the appraisal is greater than 12 months old and the credit exhibits signs of weakness that warrant the possibility of relying on the collateral for repayment. An independent appraisal department reviews each appraisal to ensure compliance with USPAP requirements. The appraisal is further reviewed by the loan officer and Chief Credit Officer for reasonableness. If the appraisal value is questionable, an independent third party review of the appraisal is obtained. On adversely classified loans of all types, we may deem it necessary to obtain appraisals annually. In the past year, we have given higher priority to construction and development and commercial real estate loans as they are more sensitive to market deterioration. Concentrated efforts through the Special Assets division on these problem credits are underway and current appraisals are being obtained on a timely basis as required. If appraisals are obtained “as is,” we further discount the appraisals with an estimated selling cost of 10% for commercial and development properties and 6% for residential mortgages. If a current appraisal has not been obtained, we generally discount the most recent appraisal value by age: greater than one year through two years – 10%; two years to three years – 20%; greater than 3 years – 30%. For distressed out of market loans, we compare the credit to a similar current appraisal and discount accordingly until a current appraisal is obtained. In determining the FAS 5 component of our allowance, we do not directly consider the potential for outdated appraisals since that portion of our allowance is based on the analysis of the performance of loans with similar characteristics, external and internal risk factors. We consider the overall quality of our underwriting process in our internal risk factors, but the need to update appraisals is associated with loans identified as impaired under FAS 114. If an appraisal is older than one year, a new external certified appraisal may be obtained and used to determine impairment. If an exposure exists, a specific allowance is directly made for the amount of the potential loss in addition to estimated liquidation and disposal costs. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans increased to $91.8 million with a valuation allowance of $6.0 million at December 31, 2011 as compared to $90.6 million with a valuation allowance of $12.8 million at December 31, 2010. Of the $91.8 million recorded as impaired loans, $33.9 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Impaired loans increased $1.2 million, or 1.29%, from $90.6 million recorded as impaired loans at December 31, 2010. We determined we had $30.0 million in loans that required a valuation allowance of $6.0 million at December 31, 2011. At December 31, 2010 we had $45.7 million in loans that required a valuation allowance of $12.8 million. The $15.7 million decrease in loans requiring a valuation allowance was the result of $5.0 million decrease in commercial loans, $2.0 million increase in real estate loans, and a decrease of $12.6 million in real estate construction loans that required a valuation allowance. Management is aggressively working to reduce the impaired credits at minimal loss.

Although risk classifications and the level of downgrades may indicate a worsening of the asset quality of the loan portfolio, we believe that the enhancements we have made in the risk identification process that we have implemented through improved policies, quality external independent loan reviews, new credit administration and experience from the severe recession support a better demonstration of the loan portfolio than in the past. The corresponding allowance for loan loss at December 31, 2011 decreased from December 31, 2010. This is a result of the following factors. The allowance for loan loss increased at December 31, 2010 significantly due to subsequent events in 2011 that revealed exposures resulting primarily from updated appraisals obtained on out of market loans that were significantly devalued and were later charged off in 2011. The level of out of market loans have drastically declined and development loans have also decreased; therefore, the risk associated with them has reduced requiring lesser reserves. In addition, we changed methodology of determining historical loss factors by applying our historical loss rates instead of a weighted approach that was based on the greater of Virginia peers or our own historical loss rates. This is due to the fact that we did not have any historical loss rates for certain types of loans in time past, but now a loss trend has developed and provides better support than the previous methodology. Management implemented the following internal control procedures for timely reporting of changes in collateral value on impaired loans to management responsible for financial reporting:

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

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks. At December 31, 2011, there were 170 loans in non-accrual status totaling $42.3 million, or 7.08% of total loans. At December 31, 2010, there were 113 loans in non-accrual status totaling $45.8 million, or 6.47% of total loans. The amounts of interest that would have been recognized on these loans were $1.3 million and $1.2 million in the years 2011 and 2010, respectively. There were 47 loans past due 90 days or greater and still accruing interest totaling $1.5 million, or 0.25% of total loans at December 31, 2011. There were 66 loans past due 90 days or greater and still accruing interest totaling $1.7 million in 2010. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. There were $29.1 million in loans classified as troubled debt restructurings as of December 31, 2011 as compared to $13.9 million in loans classified as troubled debt restructurings as of December 31, 2010. We do not have any commitments to lend additional funds to non-performing debtors. Following is a summary of non-accrual and past due loans greater than 90 days still accruing interest:

Non-Accrual and Past Due Loans

(Dollars in thousands)

	December 31,
	2011	2010	2009	2008	2007
Non-accruing loans
Commercial, financial and agricultural	$10,633	$5,970	$1,027	$100	$1,250
Real estate – construction	5,583	15,460	13,727	2,875	351
Real estate – mortgage	26,099	22,986	9,670	3,269	1,128
Installment loans to individuals	1	1,365	289	170	217

Total Non-accruing loans	42,316	45,781	24,713	6,414	2,946

Loans past due 90 days or more and still accruing	1,504	1,693	3,875	33	267

Total	$43,820	$47,474	$28,588	$6,447	$3,213

Percent of total loans	7.33%	6.71%	3.74%	0.89%	0.47%

In addition to impaired loans, the remaining loan portfolio is evaluated based on past due history, economic conditions, and internal processes. During 2011, we changed methodology of determining historical loss factors by applying our historical loss rates instead of a weighted approach that was based on the greater of Virginia peers or our own historical loss rates. Previously, we did not have sufficient historical loss rates for certain types of loans, but a loss trend has now developed and provides better support than previous data used. Economic data currently used includes national and local regional unemployment information, local housing price changes, gross domestic product growth, and interest rates are external factors. Lastly, we also evaluate our internal processes of underwriting and consider the inherent risks present in the portfolio due to past and present lending practices. In the past, these factors were not directly allocated to a particular loan category and were considered unallocated in the breakdown data in the table below. During 2011, however, we further analyzed our loan portfolio and the various unallocated internal and external factors. From our analysis, we determined that certain unallocated factors were relevant to certain sectors of the loan portfolio and some to each sector. These factors were allocated accordingly. As economic conditions, performance of our loans and internal processes change, it is possible that future increases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	For the Years Ended December 31,
Activity	2011	2010	2009	2008	2007
Beginning Balance	$25,014	$18,588	$6,904	$6,620	$4,870

Provision charged to expense	7,959	22,328	12,841	1,500	3,840

Advances made on loans with off balance sheet provision	153	—	—	—	—
Loan Losses:
Commercial, financial and agricultural	(4,022)	(1,911)	(129)	(591)	(1,701)
Real estate - construction	(7,245)	(10,002)	(446)	(44)	(2)
Real estate – mortgage	(5,446)	(3,867)	(367)	(256)	(179)
Installment loans to individuals	(694)	(728)	(334)	(420)	(284)

Total loan losses	(17,407)	(16,508)	(1,276)	(1,311)	(2,166)

Recoveries:
Commercial, financial and agricultural	224	530	37	18	20
Real estate – construction	1,296	—	8	—	—
Real estate - mortgage	1,018	6	21	17	6
Installment loans to individuals	123	70	53	60	50

Total recoveries	2,661	606	119	95	76

Net charge offs	(14,746)	(15,902)	(1,157)	(1,216)	(2,090)

Balance at End of Period	$18,380	$25,014	$18,588	$6,904	$6,620

Net charge offs as a % of average loans	2.79%	2.14%	0.15%	0.17%	0.34%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 52% of the allowance to real estate loans, which constituted 73.79% of our loan portfolio at December 31, 2011. Mortgage loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 21% of the allowance to real estate construction loans, which constituted 5.42% of our loan portfolio at December 31, 2011. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Values may not always be easily ascertainable as evidenced by the current market conditions. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities. Our allocation remained comparable to the 20% in 2010 despite the fact construction loans decreased $19.9 million from 2010 to 2011 due to the $7.2 million in charge offs that impacts our historical loss rate.

We have allocated 18% of the allowance to commercial loans, which constituted 14.35% of our loan portfolio at December 31, 2011. This allocation decreased as a percentage of the allowance for loan losses as a result of the $23.8 million decrease in commercial loans during 2011.

We have allocated 4% of the allowance to consumer installment loans, which constituted 6.44% of our loan portfolio at December 31, 2011. The reason for the decrease in the allocation was the result of the $18.1 million decrease in these loans during 2011.

The following table shows the balance and percentage of our allowance for loan losses (or “ALLL”) allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2007 through December 31, 2011

(Dollars in thousands)

	December 31, 2011			December 31, 2010			December 31, 2009
	Amount	% of ALLL	%of Loans	Amount	% of ALLL	%of Loans	Amount	% of ALLL	% of Loans
Commercial	$3,322	18%	14.35%	$5,323	21%	15.48%	$1,710	9%	15.56%
R/E – const.	3,848	21%	5.42%	4,913	20%	7.39%	8,036	43%	9.41%
R/E – mortg.	9,578	52%	73.79%	6,882	27%	69.13%	3,525	19%	66.02%
Installment	781	4%	6.44%	1,733	7%	8.00%	1,501	8%	9.01%
Unallocated	851	5%		6,163	25%		3,816	21%

Total	$18,380	100%	100.00%	$25,014	100%	100.00%	$18,588	100%	100.00%

	December 31, 2008			December 31, 2007
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$3,866	56%	15.26%	$3,254	49%	17.76%
R/E – const.	621	9%	8.96%	199	3%	5.63%
R/E – mortg.	1,036	15%	67.04%	1,200	18%	67.88%
Installment	1,381	20%	8.74%	1,967	30%	8.73%
Unallocated	—	—		—	—

Total	$6,904	100%	100.00%	6,620	100%	100.00%

Other Real Estate Owned

Other real estate owned increased $2.8 million, or 22.24%, to $15.1 million at December 31, 2011 from $12.3 million at December 31, 2010. We anticipate total other real estate owned to increase in the near future as we foreclose on real estate collateralized loans. All properties are being marketed for sale by commercial and residential realtors under the direction of our Special Assets division. During 2011, we were able to sale $5.9 million of our properties as compared to sales of $3.7 million in 2010. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. We have designated employees to monitor other real estate owned properties to ensure proper fair market values of these assets and to ensure that maintenance and improvements are made to make these properties more marketable. During 2011 we had to record writedowns on other real estate owned properties in the amount of $4.0 million compared to $1.4 million in 2010. Substantially all of the $4.0 million in writedowns was related to a $1.2 million writedown on a commercial subdivision property located in Pigeon Forge, Tennessee and a $2.1 million writedown on a commercial subdivision property located in the Coastal Carolina area.

Investment Securities

Total investment securities increased to $32.4 million at December 31, 2011 from $4.7 million at December 31, 2010 as we have intentionally increased the investment portfolio of the Bank. All securities are classified as available-for-sale for liquidity purposes. Investment securities with a carrying value of $15.7 million and $892 thousand at December 31, 2011 and 2010, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

As we curtail loans, we continue to build an investment portfolio. We anticipate increasing the size of the portfolio during 2012. The portfolio will be comprised of short to mid-term investments.

The carrying values of investment securities and the different types of investments are shown in the following table:

Investment Securities Portfolio

(Dollars in thousands)

December 31,	2011		2010
Available for Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government Agencies	$21,405	$21,633	$3,001	$2,970
Taxable municipals	1,465	1,552	894	899
Tax-exempt municipals	1,043	1,054	—	—
Mortgage backed securities	8,144	8,195	781	789

Total Securities AFS	$32,057	$32,434	$4,676	$4,658

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2011 are shown by contractual maturity and do not reflect principal paydowns for amortizing securities, in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities

(Dollars in thousands)

(Dollars are in thousands) Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	171	176	2.59%
Due after five years through fifteen years	8,377	8,615	3.11%
Due after fifteen years	23,509	23,643	2.59%

Total	$32,057	$32,434	2.72%

Deposits

Total deposits were $708.3 million at December 31, 2011, a decrease of $57.8 million, or 7.54%, from $766.1 million at December 31, 2010. This decrease is attributed to our plan to decrease higher cost deposits in order to improve earnings and increase capital ratios. Most of the decrease has been in time deposits which are our highest cost deposit funding source. During this econcomic recession period, we have decreased our interest rates on deposits consistent with our local market mid-range levels, given that loan demand has waned in the past couple of years and the need for funding has decreased. As a result, savings deposits, which includes money market deposits, have decreased as well. We have, however, focused on increasing demand deposits through our attractive consumer and commercial deposit accounts. As a result, demand deposits have increased $20.2 million, or 13.68%, to $168.1 million at December 31, 2011 as compared to $147.9 million at December 31, 2010.

Time deposits of $100,000 or more equaled approximately 23.61% of deposits at the end of 2011 and 22.89% of deposits at the end of 2010.

We have brokered deposits totaling $2.7 million with a term of 10 years. These deposits were used to fund a particular 10 year balloon mortgage product. Internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis above. Total CDARs time deposits decreased to $8.2 million in 2011 as compared to $17.0 million in 2010 primarily due to lower interest rates offered by us.

Maturities of time certificates of deposit of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More

(Dollars in thousands)

December 31, 2011

Three months or less	$39,494
Over three months through six months	31,062
Over six months through twelve months	40,480
Over one year	56,203

Total	$167,239

Noninterest Income

Noninterest income decreased $410 thousand, or 6.91%, from $5.9 million in 2010 to $5.5 million in 2011. The primary reasons for the decrease is from $136 thousand decrease in insurance commissions, a $122 thousand decrease in bank owned life insurance income and a $252 thousand difference in the gain on sale of fixed assets. Service charges and fees increased in 2011 from 2010. Service charges on deposit accounts, primarily overdraft fees, decreased $213 thousand, while fees on ATM and debt card network fees increased $328 thousand due to increased volume.

Noninterest income as a percentage of average assets remained relatively the same. The ratio was 0.66% in 2011 as compared to 0.69% in 2010. We anticipate this percentage to remain flat during 2012 due to regulatory actions regarding these types of income sources.

Noninterest Expense

Noninterest expenses increased $7.5 million, or 23.60%, to $39.4 million in 2011 from $31.9 million in 2010. Following are explanations of the increase.

Management evaluates goodwill for impairment on an annual basis as of November 30. On that date, the most recent trade in the Company’s common stock was $3 per share. Based on this market value, we determined goodwill was not impaired. However, subsequent to December 31, 2011 we became aware of a trade in the Company’s stock at $1.50 per share. Based on this information, we determined that it was appropriate under generally accepted accounting standards to re-evauate goodwill for impairment. Based on this reassessment, at the end of 2011, we determined goodwill was more likely than not impaired. This determination was made based on the estimated fair value of the assets and liabilities of the Company. In addition, our capital levels have continued to decrease in the past three years as we have sustained periods of net losses. Also, our assets and liabilities are being priced more in line with market interest rates versus a higher interest rate that we have been able to offer in the past. We anticipate fair values of our assets and liabilities to match more closely to tangible book values resulting in less fair value of capital, as well. These factors in aggregate, are the reasons management determined goodwill was impaired and as a result, a one-time non-recurring expense of $4.1 million was realized in 2011.

Other real estate owned and repossessed vehicle expenses increased $3.4 million, or 155.47%, to $5.6 million in 2011 from $2.2 million in 2010. The increase is related to a decrease in real estate market values resulting in write-downs and an increase in foreclosures and repossessions in 2011. We re-assessed the values of the properties in other real estate owned in 2011 and wrote down these assets by $4.0 million to reflect fair market value changes in the properties since the original date that the assets were acquired in 2010 or the prior year balance for properties that continue to be held. In the year 2011, we had a net loss on the sale of other real estate owned property of $218 thousand compared to a net loss of $202 thousand in 2010.

These two factors are the primary reasons that non-interest expenses increased in 2011.

Salaries and employee benefits increased from $15.0 million in 2010 to $15.7 million in 2011. In the year 2010, there was a net reduction of total salaries totaling $358 thousand related to the reversal of an accrual salary continuation for a former bank executive. The one time reversal was realized in 2010 and not in 2011; therefore, the change in retirement contribution expenses increased year-to-year by $413 thousand. In addition, total salaries increased $187 thousand in the year 2011. Although we have had a reduction in full-time equivalent employees in 2011, there was an increase in higher compensated employees needed for asset quality improvement. In December 2011, we had a 10% reduction in force and we expect approximately $1.0 million in cost savings in the year 2012 as a result of this reduction.

In 2011, FDIC assessment expense decreased $408 thousand, or 16.85%, from $2.4 million in 2010 to $2.0 million in 2011. This is the result of a decrease in the assessment base that became effective in April 2011 and also a reduction of total deposits in 2011.

Other operating expenses decreased $360 thousand, or 6.31%, to $5.3 million in 2011 from $5.7 million in 2010. The decrease is primarily related to decreased professional fees incurred from legal and consultant fees during 2011. These fees decreased as most of these expenses were associated with initial compliance of the Written Agreement entered into during 2010. In addition, in 2010 a non-recurring $483 thousand reserve for the remaining available funds on an under-collateralized construction line of credit was expensed due to the possibility of providing additional funding to the customer to complete the construction project and minimize other losses. We anticipate the other noninterest expense to remain flat or slightly decrease in 2012 as we engage fewer consultants and we realize cost savings from improving operational efficiencies.

The ratio of noninterest expense as a percentage of average assets slightly increased in 2011 to 4.74% as compared to 3.70% in 2010. We expect greater efficiencies to result as we maximize the performance of our branches and as the economy improves. Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 104.61% in 2011 as compared to 79.28% for 2010 primarily the result of increased nointerest expenses related to goodwill impairment and other real estate owned expenses.

Life Insurance

We have life insurance policies on the life of one key officer and three former key officers. The Bank is the beneficiary under each policy. The total cash surrender value of the policies was $11.4 million and $11.0 million at December 31, 2011 and December 31, 2010, respectively. Total income for the policies during 2011 was $340 thousand as compared to $462 thousand for the year ending 2010.

Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax asset of $7.2 million existed at December 31, 2011 as compared to a deferred tax asset of $8.0 million at December 31, 2010. The $800 thousand difference is primarily related to a $2.7 million valuation allowance recognized in 2011. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. The net impact of these deferrals are not expected to be realized in a three year period in accordance with generally accepted accounting principles; consequently, a valuation allowance was recorded and expensed in the current year. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Our total capital at the end of 2011 was $28.9 million compared to $37.5 million in 2010. The decrease was $8.7 million, or 23.05%. The Bank had fallen below well capitalized status, as defined by the capital guidelines of bank regulations, at the end of 2010, but returned to well capitalized at the end of the first quarter of 2011 and thereafter. New Peoples capital as a percentage of total assets was 3.70% at December 31, 2011 compared to 4.40% at December 31, 2010. The decrease in New Peoples capital is due to the net loss incurred in 2011 primarily the result of the goodwill impairment, other real estate owned writedowns, and the valuation allowance on deferred taxes.

New Peoples did not apply to participate in the federal Troubled Asset Relief Program, or TARP, funds as we thought participation might not be in the best long-term interest of our stockholders.

Total assets decreased in 2011 and we anticipate further decreasing assets to be the trend in 2012. Our primary source of capital comes from retained earnings. We developed a new strategic plan and capital plan in 2011. Under current economic conditions, we believe it is prudent to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Retained earnings are not alone sufficient to provide for this economic cycle and we believe we will need access to additional sources of capital. As part of our initiative to improve regulatory capital ratios, we are further reducing our higher risk assets, which results in a shrinking loan portfolio. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. These options we are fully implementing to increase capital. However, these efforts alone may not provide us adequate capital if further loan losses are realized. We are exploring a common stock offering.

We currently have two outstanding borrowings totaling $5.45 million plus accrued interest to two directors. The maturity date of these notes has been extended to June 30, 2012. The Company is obligated to convert the debt into the Company’s common stock if, before the stated maturity, the Company conducts an offering of its common stock on the same terms, including price, on which it is offered. If the Company does not conduct an offering prior to the stated maturity, the Company has the option, but not the obligation, to convert the debt into shares of its common stock within 30 days of the stated maturity at a price per share to be established by the Company’s Board of Directors. Additional capital at the Company level may be obtained upon New Peoples election to convert the notes to common stock.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Earnings will continue to be retained to build capital.

Liquidity

We closely monitor our liquidity and have increased liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments from $86.3 million at December 31, 2010 to $107.3 million at December 31, 2011. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2012.

At December 31, 2011, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $16.7 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. We have increased our investment portfolio from $4.7 million at December 31, 2010 to $32.4 million at December 31, 2011. This was partially the result of the Federal Reserve Bank requiring in the third quarter of 2011 that we pledge $13.0 million in securities or loans for our overnight payment processing. We elected to purchase securities to serve as the collateral for the pledging requirements. In addition, our strategy is to develop an investment portfolio for the Bank. We foresee purchasing additional securities in the near future as opportunities arise.

Our loan to deposit ratio was 84.40% at December 31, 2011 and 92.39% at year end 2010. We anticipate this ratio to remain below 90% as we continue to decrease our loan portfolio throughout 2012. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Available third party sources of liquidity remain intact at December 31, 2011 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At December 31, 2011, we had borrowings from the Federal Home Loan Bank totaling $18.0 million as compared to $24.2 million at December 31, 2010. The $6.2 million decrease was due to a $5.0 million term note which matured in January 2011 and we paid off this note with liquid funds and the remaining $1.2 million decrease was due to regularly scheduled principal payments. Of these borrowings at December 31, 2011, none are overnight and subject to daily interest rate changes. Term notes of $10.2 million mature in the year 2012 and we anticipate paying these off as liquidity is available to do so. Two additional borrowings totaling $7.8 million have a maturity date in the year 2018, but reduce in principal amounts monthly. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $7.0 million in 2008 and $3.0 million in 2010 to the Treasury Board of Virginia for collateral on public funds. An additional $17.6 million was available on December 31, 2011 on the $45.6 million line of credit which is secured by a blanket lien on our residential real estate loans.

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

Concerning the Company’s liquidity, we borrowed $500 thousand from two directors at $250 thousand each. One borrowing occurred at the end of 2010 and the other in January 2011. These funds were used to meet current liquidity needs of the Company. At December 31, 2010, the Company had a $4.9 million line of credit from Silverton Bank (then in FDIC receivership) that was scheduled to come due in June 2011. On March 16, 2011 we received additional borrowings from two directors totaling $4.95 million and were able to retire the Silverton line since management had been unable to locate another source of repayment. We continue to work on enhancing the Company’s liquidity. At the end of December 2011, we obtained regulatory approval to extend these director notes until June 30, 2012.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2011 and 2010 is as follows:

(Dollars in thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$29,004	$32,165
Standby letters of credit	3,049	4,787

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

Interest Sensitivity

At December 31, 2011, we had a negative cumulative gap rate sensitivity ratio of 38.82% for the one year re-pricing period, compared to 38.98% at December 31, 2010. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would probably decrease in periods during which interest rates are increasing. We are closely monitoring our position and implementing adjustments periodically to strategically position ourselves to enhance earnings in current and anticipated interest rate environments. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk.

Interest Sensitivity Analysis

December 31, 2011

(Dollars in thousands)

	1- 90 Days	91-365 Days	1-3 Years	4-5 Years	6-15 Years	Over 15 Years	Total
Uses of funds:
Loans	$71,916	$62,106	$230,757	$113,471	$93,990	$25,576	$597,816
Federal funds sold	77	—	—	—	—	—	77
Deposits with banks	72,170	—	—	—	—	—	72,170
Investments	8,146	—	2,070	2,134	8,615	15,538	36,503
Bank owned life insurance	11,351	—	—	—	—	—	11,351

Total earning assets	$163,660	$62,106	$232,827	$115,605	$102,605	$41,114	$717,917

Sources of funds:
Interest Bearing DDA	$58,459	$—	$—	$—	$—	$—	$58,459
Savings & MMDA	94,569	—	—	—	—	—	94,569
Time Deposits	114,403	205,089	53,176	70,410	2,580	—	445,658
Trust preferred securities	16,496	—	—	—	—	—	16,496
Other borrowings	5,450	10,000	—	—	7,983	—	23,433

Total interest bearing liabilities	$289,377	$215,089	$53,176	$70,410	$10,563	$—	$638,615

Discrete Gap	$(125,717)	$(152,983)	$179,651	$45,195	$92,042	$41,114	$79,302

Cumulative Gap	$(125,717)	$(278,700)	$(99,049)	$(53,854)	$38,188	$79,302

Cumulative Gap as % of Total Earning Assets	(17.51)%	(38.82)%	(13.80)%	(7.50)%	5.32%	11.05%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

New Peoples Bankshares, Inc.

Honaker, Virginia

We have audited the accompanying consolidated balance sheet of New Peoples Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion.

/S/ ELLIOTT DAVIS, LLC
CERTIFIED PUBLIC ACCOUNTANTS

Galax, Virginia

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

New Peoples Bankshares, Inc.

Honaker, Virginia

We have audited the internal control over financial reporting of New Peoples Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of New Peoples Bankshares, Inc. as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report expressed an unqualified opinion.

/S/ ELLIOTT DAVIS, LLC
CERTIFIED PUBLIC ACCOUNTANTS

Galax, Virginia

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

New Peoples Bankshares, Inc.

Honaker, Virginia

We have audited the accompanying consolidated balance sheet of New Peoples Bankshares, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. New Peoples Bankshares, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Peoples Bankshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011 (except for the effects of the material weakness described in paragraphs six and seven of that report, as to which the date is June 23, 2011) expressed an adverse opinion.

/S/ BROWN, EDWARDS AND COMPANY, L. L. P.
CERTIFIED PUBLIC ACCOUNTANTS

Christiansburg, Virginia

March 11, 2011, except for

Notes 3, 7, 8, 11, 21, 23, 24 and 26,

as to which the date is June 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and

Stockholders of New Peoples Bankshares, Inc.

Honaker, Virginia

We have audited New Peoples Bankshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). New Peoples Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated March 11, 2011, we expressed an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2010, based upon the COSO criteria. The Company has subsequently determined that a deficiency in controls relating to their process and procedures used to estimate the allowance for loan losses and valuation of other real estate owned existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2010. As a result, management revised its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2010. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company’s management identified a material weakness in internal control over financial reporting relating to their process and procedures used to estimate the allowance for loan losses. This material weakness resulted in the restatement of the Company’s annual consolidated financial statements as of and for the year ended December 31, 2010.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, New Peoples Bankshares, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have not audited the changes in internal control discussed in Management’s Report on Internal Control over Financial Reporting which have been made in an effort to remediate the identified material weakness.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity, and cash flows of New Peoples Bankshares, Inc. as of and for the year ended December 31, 2010. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s 2010 consolidated financial statements and this report does not affect our report dated March 11, 2011 except for Notes 3, 7, 8, 11, 21, 23, 24 and 26, as to which the date is June 23, 2011, which expressed an unqualified opinion on those consolidated financial statements (as restated).

/S/ BROWN, EDWARDS AND COMPANY, L. L. P.
CERTIFIED PUBLIC ACCOUNTANTS

Christiansburg, Virginia

March 11, 2011 (except for the matters discussed

in paragraphs six and seven above, as to which the

date is June 23, 2011)

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(IN THOUSANDS EXCEPT SHARE and SHARE DATA)

	2011	2010
ASSETS
Cash and due from banks	$18,306	$14,369
Interest-bearing deposits with banks	72,170	42,549
Federal funds sold	77	25,611

Total Cash and Cash Equivalents	90,553	82,529
Investment Securities available-for-sale	32,434	4,658
Loans receivable	597,816	707,794
Allowance for loan losses	(18,380)	(25,014)

Net Loans	579,436	682,780
Bank premises and equipment, net	33,141	34,141
Equity securities (restricted)	3,573	3,878
Other real estate owned	15,092	12,346
Accrued interest receivable	3,067	3,700
Life insurance investments	11,351	11,011
Goodwill and other intangibles	123	4,346
Deferred taxes, net	7,220	8,037
Other assets	4,394	5,201

Total Assets	$780,384	$852,627

LIABILITIES
Deposits
Demand deposits
Noninterest bearing	$109,629	$87,839
Interest-bearing	58,459	60,022
Savings deposits	94,569	108,119
Time deposits	445,658	510,100

Total Deposits	708,315	766,080
FHLB advances	17,983	24,183
Accrued interest payable	1,796	1,720
Accrued expenses and other liabilities	1,471	1,475
Line of credit borrowing	—	4,900
Other borrowings	5,450	250
Trust preferred securities	16,496	16,496

Total Liabilities	751,511	815,104
STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized; and 10,010,178 shares issued and outstanding for 2011 and 2010, respectively	20,020	20,020
Additional paid-in-capital	21,689	21,689
Retained earnings (deficit)	(13,085)	(4,175)
Accumulated other comprehensive income (loss)	249	(11)

Total Stockholders’ Equity	28,873	37,523

Total Liabilities and Stockholders’ Equity	$780,384	$852,627

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	2011	2010
INTEREST AND DIVIDEND INCOME
Loans including fees	$41,176	$47,775
Federal funds sold	9	44
Interest-earning deposits with banks	184	12
Investments	301	111
Dividends on equity securities (restricted)	99	86

Total Interest and Dividend Income	41,769	48,028

INTEREST EXPENSE
Deposits
Demand	155	250
Savings	460	779
Time deposits below $100,000	4,768	7,000
Time deposits above $100,000	2,949	4,112
FHLB advances	644	1,057
Other borrowings	194	246
Trust Preferred Securities	436	454

Total Interest Expense	9,606	13,898

NET INTEREST INCOME	32,163	34,130
PROVISION FOR LOAN LOSSES (Note 7)	7,959	22,328

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,204	11,802

NONINTEREST INCOME
Service charges	2,488	2,701
Fees, commissions and other income	2,096	2,248
Insurance and investment fees	600	523
Life insurance investment income	340	462

Total Noninterest Income	5,524	5,934

NONINTEREST EXPENSES
Salaries and employee benefits (Note 14)	15,735	15,007
Occupancy and equipment expense	4,533	4,552
Advertising and public relations	445	412
Data processing and telecommunications	1,654	1,616
FDIC Assessment	2,014	2,422
Other real estate owned and repossessed vehicles, net	5,577	2,183
Impairment of goodwill	4,122	—
Other operating expenses	5,342	5,702

Total Noninterest Expenses	39,422	31,894

LOSS BEFORE INCOME TAXES	(9,694)	(14,158)
INCOME TAX BENEFIT (Note 11)	(784)	(5,093)

NET LOSS	$(8,910)	$(9,065)

Loss Per Share
Basic	$(0.89)	$(0.91)

Fully Diluted	$(0.89)	$(0.91)

Average Weighted Shares of Common Stock
Basic	10,010,178	10,009,468
Fully Diluted	10,010,178	10,009,468

The accompany notes are an intergral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(IN THOUSANDS INCLUDING SHARE DATA )

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity	Compre-hensive Income (Loss)
Balance, December 31, 2009	10,009	$20,018	$21,683	$4,890	$28	$46,619	$(3,705)
Net Loss				(9,065)		(9,065)	(9,065)
Unrealized loss (net of deferred tax of $20) on available-for-sale securities					(39)	(39)	(39)
Stock options exercised	1	2	6			8

Balance, December 31, 2010	10,010	20,020	21,689	(4,175)	(11)	37,523	(9,104)

Net Loss				(8,910)		(8,910)	(8,910)
Unrealized gain (Net of deferred tax of $134) on available-for-sale securities					260	260	260

Balance, December 31, 2011	10,010	$20,020	$21,689	$(13,085)	$249	$28,873	$(8,650)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(IN THOUSANDS)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,910)	$(9,065)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,562	2,678
Provision for Loan Losses	7,959	22,328
Impairment of Goodwill	4,122	—
Income (less expenses) on Life Insurance	(340)	(462)
(Gain) loss on sale of fixed assets	126	(117)
Loss on sale of foreclosed real estate	218	202
Adjustment of carrying value of foreclosed real estate	4,023	1,427
Accretion of bond premiums/discounts	70	8
Deferred tax (benefit) expense	683	(2,616)
Amortization of core deposit intangible	101	168
Net change in:
Interest receivable	633	591
Other assets	807	(3,790)
Accrued interest payable	76	103
Accrued expense and other liabilities	(4)	(707)

Net Cash Provided by Operating Activities	12,126	10,748
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	82,453	27,826
Purchase of securities available-for-sale	(31,647)	(4,656)
Proceeds from sale and maturities of securities available-for-sale	4,195	2,536
Sale of Federal Home Loan Bank stock	305	118
Payments for the purchase of property and equipment	(1,921)	(2,825)
Proceeds from sales of property and equipment	233	1,082
Proceeds from sales of other real estate owned	5,945	3,716

Net Cash Provided by Investing Activities	59,563	27,797

CASH FLOW FROM FINANCING ACTIVITIES
Common stock options exercised	—	8
Net decrease in line of credit borrowings	(4,900)	—
Net increase in other borrowings	5,200	250
Net change in:
Demand deposits	20,227	16,774
Savings deposits	(13,550)	17,652
Time deposits	(64,442)	(29,060)
Net decrease in FHLB borrowings	(6,200)	(1,200)

Net Cash Provided by (Used in) Financing Activities	(63,665)	4,424

Net increase in cash and cash equivalents	8,024	42,969
Cash and Cash Equivalents, Beginning of Year	82,529	39,560

Cash and Cash Equivalents, End of Year	$90,553	$82,529

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$9,682	$14,001
Taxes	$—	$1,259
Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$12,932	$12,047
Loans made to finance sale of foreclosed real estate	$1,000	$260

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS

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

Consolidation Policy – The consolidated financial statements include the Company, the Bank, NPB Financial Services, Inc., and NPB Web Services, Inc. (Hereinafter, collectively referred to as “The Company.”) All significant intercompany balances and transactions have been eliminated. In accordance with ASC 942, NPB Capital Trust I and 2 are not included in the consolidated financial statements.

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

Investment Securities – Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities not intended to be held to maturity are classified as available for sale and carried at fair value. Securities available for sale are intended to be used as part of the Company’s asset and liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other similar factors.

The amortization of premiums and accretion of discounts are recognized in interest income using the effective interest method over the period to maturity. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, net of tax, whereas realized gains and losses flow through the statement of operations.

Loans – Loans are carried on the balance sheet at unpaid principal balance, net of any unearned interest and the allowance for loan losses. Interest income on loans is computed using the effective interest method, except where serious doubt exists as to the collectibility of the loan, in which case accrual of the income is discontinued.

It is the Company’s policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are place on nonaccrual or charged

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans (Continued) – off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and prospects for future contractual payments are reasonably assured.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $8.3 million as of December 31, 2011. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

Allowance for Loan Losses – The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The loan portfolio is analyzed periodically and loans are assigned a risk rating. Allowances for impaired loans are generally determined based on collateral values or the present value of expected cash flows. A general allowance is made for all other loans not considered impaired as deemed appropriate by management. In determining the adequacy of the allowance, management considers the following factors: the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, the estimated value of any underlying collateral, prevailing environmental factors and economic conditions, and other inherent risks. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in collateral values and changes in estimates of cash flows on impaired loans. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Loans are charged against the allowance for loan losses when management believes that collectability of all or part of the principal is unlikely. Past due status is determined based on contractual terms.

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

Stock Options—The Company records compensation related to stock options pursuant to ASC 718 which requires the estimated fair market value of the expense to be reflected over the period the award is earned which is presumed to be the vesting period.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Income Taxes – Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. If all or a portion of the net deferred tax asset is determined to be unlikely to be realized, a valuation allowance is established to reduce the net deferred tax asset to the amount that is more likely than not to be realized.

In the event the Company has unrecognized tax expense in future accounting periods, the Company will recognize interest in interest expense and penalties in operating expenses. There were no interest or penalties related to an unrecognized tax position for the years ended December 31, 2011 and 2010. Because of the impact of deferred tax accounting, other than interest and penalties, the reversal of the Company’s treatment by taxing authorities would not affect the annual effective tax rate but would defer or accelerate the payment of cash to the taxing authority. The Company’s tax filings for years ended 2008 through 2011 are currently open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and the Virginia Department of Taxation.

Financial Instruments – Off-balance-sheet instruments - In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income – Generally accepted accounting principles require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

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

For the years ending December 31, 2011 and 2010, potential common shares were anti-dilutive and were not included in the calculation. Basic and diluted net loss per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the years ended December 31,
	2011	2010
Net loss available to common shareholders	$(8,910)	$(9,065)
Weighted average shares outstanding	10,010,178	10,009,468

Weighted average dilutive shares outstanding	10,010,178	10,009,468

Basic loss per share	$(0.89)	$(0.91)
Diluted loss per share	$(0.89)	$(0.91)

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

Business Combinations (Continued) – on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in acquisition multiples, the overall interest rate environment, or the continuing operations of the assets acquired could have a significant impact on the periodic impairment testing. For additional discussion concerning our valuation of intangible assets, see Note 13, “Intangible Assets.”

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

Effective July 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) called (the “Written Agreement”). At December 31, 2011, we believe we have made good progress in our compliance efforts under the Written Agreement and all of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

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

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4	DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $72.3 million and $68.2 million at December 31, 2011 and 2010, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

NOTE 5	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale) are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
December 31, 2011
U.S. Government Agencies	$21,405	$238	$10	$21,633
Taxable municipals	1,465	89	2	1,552
Tax-exempt municipals	1,043	11	—	1,054
Mortgage backed securities	8,144	67	16	8,195

Total Securities AFS	$32,057	$405	$28	$32,434

December 31, 2010
U.S. Government Agencies	$3,001	$—	$31	$2,970
Taxable municipals	894	5	—	899
Mortgage backed securities	781	8	—	789

Total Securities AFS	$4,676	$13	$31	$4,658

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2011 and December 31, 2010.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
U.S. Government Agencies	$5,592	$10	$—	$—	$5,592	$10
Taxable municipals	572	2	—	—	572	2
Mtg. backed securities	4,055	16	—	—	4,055	16

Total Securities AFS	$10,219	$28	$—	$—	$10,219	$28

December 31, 2010
U.S. Government Agencies	$2,970	$31	$—	$—	$2,970	$31

At December 31, 2011, the available-for-sale portfolio included eleven investments for which the fair market value was less than amortized cost. At December 31, 2010, the available-for-sale portfolio included four investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at December 31, 2011, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield

Due in one year or less	$—	$—	—%
Due after one year through five years	171	176	2.59%
Due after five years through fifteen years	8,377	8,615	3.11%
Due after fifteen years	23,509	23,643	2.59%

Total	$32,057	$32,434	2.72%

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5	INVESTMENT SECURITIES (CONTINUED):

Investment securities with a carrying value of $15.7 million and $892 thousand at December 31, 2011 and 2010, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $3.6 million and $3.9 million as of December 31, 2011 and 2010, respectively.

NOTE 6	LOANS:

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2011	2010
Real estate secured:
Commercial	$170,789	$198,259
Construction and land development	32,389	52,307
Residential 1-4 family	255,998	274,396
Multifamily	14,320	16,659
Farmland	40,106	49,323

Total real estate loans	513,602	590,944
Commercial	39,327	50,358
Agriculture	6,147	9,488
Consumer installment loans	38,522	56,755
All other loans	218	249

Total loans	$597,816	$707,794

Loans receivable on nonaccrual status at December 31, are summarized as follows:

(Dollars are in thousands)	2011	2010
Real estate secured:
Commercial	$19,169	$19,655
Construction and land development	5,583	15,460
Residential 1-4 family	4,829	3,165
Multifamily	2,101	166
Farmland	5,257	1,909

Total real estate loans	36,939	40,355
Commercial	4,522	4,061
Agriculture	854	1,352
Consumer installment loans	1	13
All other loans	—	—

Total loans receivable on nonaccrual status	$42,316	$45,781

Total interest income not recognized on nonaccrual loans for 2011 and 2010 was $1.3 million and $1.2 million, respectively. Total interest income recognized on nonaccrual loans for 2011 and 2010 was $1.1 million and $1.0 million, respectively.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6	LOANS: (CONTINUED):

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2011 and December 31, 2010:

As of December 31, 2011 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$32,370	$1,356	$31,633	$33,175	$—
Construction and land development	14,288	125	6,954	12,838	—
Residential 1-4 family	6,406	315	8,221	8,296	—
Multifamily	619	31	613	613	—
Farmland	13,005	435	10,364	10,554	—
Commercial	2,958	60	3,529	4,070	—
Agriculture	396	1	521	817	—
Consumer installment loans	4	1	9	9	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	9,887	691	14,482	14,973	2,794
Construction and land development	2,917	87	2,289	2,310	474
Residential 1-4 family	5,111	277	6,473	6,764	1,052
Multifamily	—	—	—	—	—
Farmland	2,354	119	4,192	4,192	605
Commercial	1,982	75	1,857	1,857	649
Agriculture	758	28	641	641	448
Consumer installment loans	41	3	43	43	24
All other loans	—	—	—	—	—

Total	$93,096	$3,604	$91,821	$101,152	$6,046

As of December 31, 2010 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$23,791	24,645	—
Construction and land development	8,585	12,594	—
Residential 1-4 family	3,347	3,352	—
Multifamily	—	—	—
Farmland	7,615	7,615	—
Commercial	1,646	2,167	—
Agriculture	3	3	—
Consumer installment loans	—	—	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	13,837	14,006	3,847
Construction and land development	14,913	16,253	3,926
Residential 1-4 family	4,626	4,626	953
Multifamily	510	510	42
Farmland	6,993	6,993	627
Commercial	3,254	3,254	2,295
Agriculture	1,482	1,482	1,120
Consumer installment loans	46	46	23
All other loans	—	—	—

Total	$90,648	$97,546	$12,833

The average recorded investment in impaired loans was $63.4 million for the year ended December 31, 2010. Interest income recognized on impaired loans for December 31, 2010 was $4.0 million.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6	LOANS (CONTINUED):

An age analysis of past due loans receivable was as follows:

As of December 31, 2011 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$9,754	$2,294	$7,771	$19,819	$150,970	$170,789	$—
Construction and land development	595	238	5,280	6,113	26,276	32,389	—
Residential 1-4 family	9,471	1,412	4,101	14,984	241,014	255,998	1,129
Multifamily	—	1,777	218	1,995	12,325	14,320	—
Farmland	2,841	624	3,800	7,265	32,841	40,106	—

Total real estate loans	22,661	6,345	21,170	50,176	463,426	513,602	1,129
Commercial	551	34	2,938	3,523	35,804	39,327	117
Agriculture	268	88	458	814	5,333	6,147	3
Consumer installment Loans	822	133	221	1,176	37,346	38,522	222
All other loans	26	9	33	68	150	218	33

Total loans	$24,328	$6,609	$24,820	$55,757	$542,059	$597,816	$1,504

As of December 31, 2010 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$6,331	$1,878	$9,673	$17,882	$180,377	$198,259	$6
Construction and land development	556	1,523	8,150	10,229	42,078	52,307	—
Residential 1-4 family	9,445	4,374	2,554	16,373	258,023	274,396	1,326
Multifamily	61	162	—	223	16,436	16,659	—
Farmland	2,512	244	810	3,566	45,757	49,323	—

Total real estate loans	18,905	8,181	21,187	48,273	542,671	590,994	1,332
Commercial	1,851	1,015	1,880	4,746	45,612	50,358	90
Agriculture	244	327	127	698	8,790	9,488	73
Consumer installment Loans	1,394	572	207	2,173	54,582	56,755	195
All other loans	32	15	3	50	199	249	3

Total loans	$22,426	$10,110	$23,404	$55,940	$651,854	$707,794	$1,693

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6	LOANS (CONTINUED):

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of December 31, 2011 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$112,694	$18,377	$39,573	$145	$170,789
Construction and land development	23,203	1,224	7,962	—	32,389
Residential 1-4 family	209,863	17,137	27,730	1,268	255,998
Multifamily	11,727	1,909	684	—	14,320
Farmland	21,715	4,957	13,022	412	40,106

Total real estate loans	379,202	43,604	88,971	1,825	513,602
Commercial	32,018	2,045	4,227	1,037	39,327
Agriculture	4,743	678	726	—	6,147
Consumer installment loans	36,107	900	1,484	31	38,522
All other loans	218	—	—	—	218

Total	$452,288	$47,227	$95,408	$2,893	$597,816

As of December 31, 2010 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$147,549	$14,550	$33,808	$2,352	$198,259
Construction and land development	28,802	4,095	19,410	—	52,307
Residential 1-4 family	254,884	5,204	13,014	1,294	274,396
Multifamily	15,733	359	567	—	16,659
Farmland	30,748	4,308	14,062	205	49,323

Total real estate loans	477,716	28,516	80,861	3,851	590,944
Commercial	44,261	1,092	4,325	680	50,358
Agriculture	8,091	161	232	1,004	9,488
Consumer installment loans	56,170	122	434	29	56,755
All other loans	249	—	—	—	249

Total	$586,487	$29,891	$85,852	$5,564	$707,794

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

(Dollar are in thousands)	2011	2010
Balance, beginning of year	$25,014	$18,588
Provision for loan losses	7,959	22,328
Advances made on loans with off balance sheet provision	153	—
Recoveries of loans charged off	2,661	606
Loans charged off	(17,407)	(16,508)

Balance, End of period	$18,380	$25,014

Percentage of Loans	3.07%	3.53%

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2011 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$5,141	$(4,147)	$877	$—	$3,800	$5,671
Construction and land development	4,913	(7,245)	1,296	153	4,731	3,848
Residential 1-4 family	1,699	(1,299)	141	—	3,218	3,759
Multifamily	42	—	—	—	106	148
Farmland	922	(511)	66	—	474	951

Total real estate loans	12,717	(13,202)	2,380	153	12,329	14,377
Commercial	3,281	(2,480)	140	—	942	1,883
Agriculture	1,120	(1,031)	18	—	379	486
Consumer installment loans	1,733	(694)	123	—	(381)	781
All other loans	—	—	—	—	2	2
Unallocated	6,163	—	—	—	(5,312)	851

Total	$25,014	$(17,407)	$2,661	$153	$7,959	$18,380

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2011 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$2,794	$2,877	$5,671	$46,115	$124,674	$170,789
Construction and land development	474	3,374	3,848	9,243	23,146	32,389
Residential 1-4 family	1,052	2,707	3,759	14,694	241,304	255,998
Multifamily	—	148	148	613	13,707	14,320
Farmland	605	346	951	14,556	25,550	40,106

Total real estate loans	4,925	9,452	14,377	85,221	428,381	513,602
Commercial	649	1,234	1,883	5,386	33,941	39,327
Agriculture	448	38	486	1,162	4,985	6,147
Consumer installment loans	24	757	781	52	38,470	38,522
All other loans	—	2	2	—	218	218
Unallocated	—	851	851	—	—	—

Total	$6,046	$12,334	$18,380	$91,821	$505,995	$597,816

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7	ALLOWANCE FOR LOAN LOSSES (CONTINUED):

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

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. The following table presents information related to loans modified as troubled debt restructurings during the year ended December 31, 2011.

	For the year ended December 31, 2011
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	14	$14,651	$14,321
Construction and land development	2	179	176
Residential 1-4 family	14	2,914	2,893
Multifamily	2	454	452
Farmland	—	—	—

Total real estate loans	32	18,198	17,842
Commercial	6	1,111	1,081
Agriculture	2	390	390
Consumer installment loans	9	168	155
All other loans	—	—	—

Total	49	$19,867	$19,468

During the year ended 2011, the Company modified 49 loans that were considered to be troubled debt restructurings. We extended the terms for 26 of these loans and the interest rate was lowered for 24 of these loans.

Troubled Debt Restructurings That Subsequently Defaulted	For the year ended December 31, 2011
During the Period (Dollars are in thousands)	# of Loans	Recorded Investment

Real estate secured:
Commercial	3	$1,691
Construction and land development	—	—
Residential 1-4 family	1	113
Multifamily	—	—
Farmland	—	—

Total real estate loans	4	1,804
Commercial	—	—
Agriculture	—	—
Consumer installment loans	—	—
All other loans	—	—

Total	4	$1,804

In determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings in its estimate. If the loan is over $100 thousand, the Company evaluates the loan for possible further impairment. As a result the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to futher writedown the carrying value of the loan.

At December 31, 2011 there were $29.1 million in loans that are classified as troubled debt restructurings compared to $13.9 million at December 31, 2010.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9	BANK PREMISES AND EQUIPMENT:

Bank premises and equipment at December 31, are summarized as follows:

(Dollars are in thousands)	2011	2010
Land	$10,421	$10,569
Buildings and improvements	24,043	21,619
Furniture and equipment	13,874	13,153
Vehicles	504	707
Construction in progress	232	2,176

	49,074	48,224
Less accumulated depreciation	(15,933)	(14,083)

Bank Premises and Equipment	$33,141	$34,141

Depreciation expense for 2011 and 2010 was $2.6 million and $2.7 million, respectively.

At December 31, 2010, construction in progress included the costs of buildings for a new branch in Princeton, West Virginia. The Princeton location is anticipated to operate as a full service branch location at a future date and was placed in service in 2011 as an administrative office. Also included in construction in progress at December 31, 2010 are the costs of the building and equipment purchased for a new branch in Grundy, Virginia, which replaced the existing Grundy, Virginia location due to the condemnation of the property by the Virginia Department of Transportation. The new branch in Grundy, Virginia was completed and put into service on January 31, 2011.

NOTE 10	OTHER TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100,000 was $167.2 million and $175.3 million at December 31, 2011 and 2010, respectively. We have brokered deposits totaling $2.7 million at December 31, 2011 and 2010, respectively. At December 31, 2011, the scheduled maturities of certificates of deposit are as follows (dollars are in thousands):

2012	$319,335
2013	39,133
2014	14,044
2015	41,223
2016	29,211
After five years	2,712

Total	$445,658

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11	INCOME TAX EXPENSE (BENEFIT):

The components of income tax expense for the years ended December 31, are as follows:

(Dollars are in thousands)	2011	2010
Current expense (benefit)	$(1,467)	$(2,389)
Deferred benefits	683	(2,704)

Net income benefits	$(784)	$(5,093)

The deferred tax expense (benefit) resulting from temporary differences for the years ended December 31 is as follows:

(Dollar are in thousands)	2011	2010
Organization and start-up cost	$—	$—
Provision for loan losses	2,255	(2,287)
Provision for loan commitments	164	(164)
Depreciation	294	144
Deferred compensation expense	17	126
Accrued employee benefits	(10)	155
Nonaccrual loan interest	492	(415)
Other real estate owned	(1,038)	(485)
Net operating loss carryforward	(2,621)	—
Goodwill	(1,308)	—
Valuation allowance	2,723	—
Other tax adjustment	(285)	222

Deferred Income Tax Expense (Benefit)	$683	$(2,704)

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands)	2011	2010
Deferred Tax Assets
Allowance for loan losses	$6,249	$8,504
Provision for loan commitments	—	164
Deferred compensation	120	137
Accrued employee benefits	86	76
Nonaccrual loan interest	95	587
Other real estate owned	1,523	485
Amortization of core deposits	151	135
Amortization of goodwill	981	—
Capitalized interest and repair expense	48	13
Net operating loss carryforward	2,621	—
AMT carryforward	252	—
Unrealized loss on securities available for sale	—	6

Total Assets, gross	12,126	10,107
Valuation allowance	(2,723)	—

Total Assets, net	9,403	10,107

Deferred Tax Liabilities
Accelerated depreciation	1,798	1,504
Amortization of goodwill	—	327
Prepaid expenses	202	185
Deferred loan costs	55	54
Unrealized gain on securities available for sale	128	—

Total Liabilities, gross	2,183	2,070

Net Deferred Tax Asset	$7,220	$8,037

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11	INCOME TAX EXPENSE (BENEFIT) (CONTINUED):

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 34%:

(Dollars are in thousands)	2011	2010
Income tax expense at the applicable federal rate	$(3,296)	$(4,814)
Permanent differences resulting from:
Nondeductible expenses	8	8
Tax exempt interest income	(64)	(59)
State income taxes less federal tax effect	84	48
Bank owned life insurance	(116)	(157)
Deferred tax valuation allowance change, net	2,723	—
Other adjustments	(123)	(119)

Income Tax Expense (benefit)	$(784)	$(5,093)

Management reviewed the December 31, 2011 deferred tax calculation to determine the need for a valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $2.7 million allowance, would be realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $2.6 million. Management expects to utilize all of these carryforwards prior to expiration.

NOTE 12	RELATED PARTY TRANSACTIONS:

During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to $4.0 million at December 31, 2011 and $5.6 million at December 31, 2010. During the year ended December 31, 2011, total principal additions were $3.4 million and principal payments were $4.9 million, including renewals and advances on revolving lines of credit. During the year ended December 31, 2010, total principal additions were $5.2 million and principal payments were $5.3 million, including renewals and advances on revolving lines of credit. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Total related party deposits held at the Bank were $10.9 million and $15.0 million at the end of years 2011 and 2010, respectively.

In December, 2010 the parent company borrowed $250,000 from Director Scott White which matures in one year unless extended by the mutual agreement of the Company and note holder. The note may be converted, in whole, at any time during its term at the election of the parent company into shares of the common stock of the Company at market value. The note bore interest at the variable rate of interest equal to the Wall Street Journal prime rate, which was 3.25% at December 31, 2010. In January, 2011, the parent company received an additional $250,000 loan from Director Lynn Keene on identical terms. The purpose of these borrowings was to provide cash for operating expenses of the parent company. On March 16, 2011, two of the Company’s directors, Harold Lynn Keene and B. Scott White, loaned the Company a total of $4.95 million which, after receiving regulatory approval, the Company used to retire the indebtedness to the FDIC as receiver for Silverton Bank. The loans were unsecured and had a stated maturity of December 31, 2011 with interest payable at maturity or conversion at the variable rate equal to the Wall Street Journal prime rate which was 3.25% on December 31, 2011. The Company was obligated to convert the debt into the Company’s common stock if, before the stated maturity, the Company conducts an offering of its common stock at the price per share at which it is offered. If the Company did not conduct an offering prior to the stated maturity, the Company had the option, but not the obligation, to convert the debt into shares of its common stock within 30 days of the stated maturity at a price per share to be established by the Company’s Board of Directors. On December 21, 2011, with regulatory approval the Company refinanced this indebtedness on the same terms except that the maturity date of the borrowings was extended to June 30, 2012. The Company believes this indebtedness is on more favorable terms to the Company than could be obtained from unrelated parties.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12	RELATED PARTY TRANSACTIONS (CONTINUED):

During 2010, the branch location in Grundy, Virginia which was part of a condominium in which the Bank and Director Michael McGlothlin owned the only units was condemned by the Virginia Department of Transportation. The value of the Bank’s interest in its condemned condominium units was $892 thousand and the value of Director McGlothlin’s interest in his condemned condominium unit was $455 thousand as appraised by the Virginia Department of Transportation. Subsequently, a new building was constructed on adjacent property with the condemnation proceeds. The parties intend the new building to be subject to a condominium agreement, the terms of which have not been finalized although they are likely to be substantially similar to the terms of the previous condominium arrangement. The Bank’s branch in the new building was opened on January 31, 2011 and a portion of the building comparable to his condemned unit was occupied by Director McGlothlin at this time as well. Throughout 2011 additional work was conducted by the contractor. Minor projects remained at the end of 2011. Final settlement of the transaction is expected to occur in early 2012 upon the receipt of new land surveys and independent appraisal reports necessary to determine cost allocation between the Bank and Director McGlothlin, taking into consideration the use of the condemnation proceeds attributable to the parties’ respective interests in the condemned building to acquire the adjacent property and construct the new building. When this net allocation is determined the parties intend that the ultimate amount attributable to each will be proportional to their interests in the condemned building . At this point it is indeterminable what the net settlement amount will be until this critical information is received.

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

(Dollars are in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2011
Amortizable core deposit intangibles	$810	$687	$123
Unamortizable goodwill	$—	$—	$—
December 31, 2010
Amortizable core deposit intangibles	$810	$586	$224
Unamortizable goodwill	$4,122	$—	$4,122

Amortization expense related to these intangibles is based upon the average economic life of the core deposits. The estimates of expense for the periods are as indicated below using the sum of the years’ digits method of amortization.

(Dollars are in thousands)
Estimated amortization expense
For year ended December 31, 2012	$70
For year ended December 31, 2013	45
For year ended December 31, 2014	8

Total	$123

Goodwill is tested in accordance with ASC 350 at least annually, as of November 30, to determine if there is any impairment. Based on the results of that test, goodwill was determined to not be impaired. However, due to a trade in the Company’s common stock that occurred after year end 2011 and other factors, Management determined that there was indication that goodwill may be impaired. Accordingly, goodwill was also tested for impairment as of December 31, 2011. As a result of this test, it was determined that an impairment charge of $4.1 million was necessary, which resulted in a complete write-off of the goodwill.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14	RETIREMENT PLANS:

The Company has established a qualified defined contribution plan that covers all full time employees. Under the plan, the Company matches employee contributions up to a maximum of 5% of their salary for 2011 and 2010. The Company contributed $504 thousand and $530 thousand to the defined contribution plan for 2011 and 2010, respectively. Effective January 1, 2012 the qualified defined contribution plan was modified where the Company matches employee contributions up to a maximum of 3% of their salary.

In addition, in 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. During the first quarter of 2010, we reversed a $398 thousand accrual due to the termination of a key executive. Expenses related to the plan were $55 thousand and $41 thousand for 2011 and 2010, respectively.

NOTE 15	STOCK OPTION PLAN:

New Peoples’ Stock Option Plan (“the Plan”) was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of the Company by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. The Plan provides that options for up to 1,287,000 shares of the Company’s common stock may be issued to employees and directors. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of the Company. All options are subject to exercise or forfeiture if the Company’s capital falls below minimum requirements, as determined by its primary state or federal regulator. The Plan expired on May 31, 2011. All options granted and outstanding are fully vested. The Company did not grant any options in 2011, 2010 and 2009. No stock options were exercised in 2011. The intrinsic values of stock options exercised were $2 thousand for 2010.

Information about stock options outstanding at December 31, 2011 follows:

Exercise Price	Number Outstanding And Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise
$ 6.99	108,367	1.51 years	$6.99
$ 9.44	86,742	2.93 years	$9.44
$ 11.54	266,664	3.97 years	$11.54

Totals	461,773	3.23 years	$10.08

A summary of the status of the Company’s stock option plan is presented below:

	2011		2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding and exercisable, Beginning of year	771,344	$8.81	920,256	$8.77	962,791	$8.80
Exercised	—	—	(1,141)	6.88	(135)	5.25
Forfeited	(154,382)	8.58	(147,771)	8.58	(42,400)	9.50
Expired	(155,189)	5.25	—	—	—	—

Outstanding and exercisable, end of year	461,773	$10.08	771,344	$8.81	920,256	$8.77

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16	DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

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

The following is a schedule by years of future minimum rental payments in thousands, required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011:

Year ending December 31:
2012	$12
2013	13
2014	13
2015	13
2016	13
Thereafter	11

Total minimum payments required	$75

Rental commitments of less than one year are not included in the above schedule. Rentals charged to operations under operating leases were $13 thousand and $30 thousand for the years ended 2011 and 2010, respectively.

NOTE 18	AVAILABLE LINES OF CREDIT AND FEDERAL HOME LOAN BANK ADVANCES:

The Bank has the ability to borrow up to an additional $17.6 million from the Federal Home Loan Bank under a line of credit which is secured by a blanket lien on residential real estate loans. The Bank had no overnight borrowings subject to daily rate changes from the Federal Home Loan Bank at December 31, 2011 or 2010. All other borrowings are at fixed rates.

The Bank had $18.0 million in term borrowings with the Federal Home Loan Bank at December 31, 2011 and $24.2 million at December 31, 2010. The borrowings consist of convertible notes totaling $10.2 million at December 31, 2011 with a weighted average interest rate of 4.04% and $15.2 million at December 31, 2010 with a weighted average interest rate of 3.76%. The convertible notes have a quarterly Bermudan call feature and mature in 2012. Two additional borrowings totaling $7.8 million and $9.0 million were outstanding at December 31, 2011 and 2010 respectively. These borrowings were obtained in 2008 to fund various real estate loans. These borrowings have fixed rates with an average weighted interest rate of 4.07%, with monthly principal and interest through 2018.

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

Financial instruments whose contract amount represents credit risk were as follows:

(Dollars are in thousands)	2011	2010
Commitments to extend credit	$29,004	$32,165
Standby letters of credit	3,049	4,787

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

In June 2008, the Company obtained a three year revolving line of credit totaling $6.5 million from Silverton Bank. The interest rate is priced at Wall Street Journal Prime and will change as the Wall Street Journal Prime rate changes, subject to a floor rate of 5.00%. The interest rate at December 31, 2010 was 5.00%. Collateral for the line of credit is the subsidiary, New Peoples Bank, Inc. common stock. The line of credit was paid off and closed in 2011. The balance at December 31, 2010 was $4.9 million. The purpose of the line of credit was for general operations and capital injections to the subsidiaries.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22	TRUST PREFERRED SECURITIES AND DEFERRAL OF INTEREST PAYMENTS:

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which Include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at December 31, 2011 of 2.17%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at December 31, 2011 of 3.00%.

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

In October 2009, a restriction to pay dividends from the Bank to the Company was issued by the Federal Reserve Bank of Richmond. As a result, dividends on trust preferred securities issued by the Company shall be deferred until such restriction is removed. Dividends in arrears on the trust preferred securities were $993 thousand and $557 thousand as of December 31, 2011 and 2010, respectively.

NOTE 23	CAPITAL REQUIREMENTS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23	CAPITAL REQUIREMENTS (CONTINUED):

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2011 and 2010, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2011:
Total Capital to Risk Weighted Assets
The Company	$45,856	9.15%	40,104	8%	$	N/A	N/A
The Bank	53,070	10.56%	40,189	8%		50,236	10%
Tier 1 Capital Risk Weighted Assets:
The Company	32,941	6.57%	20,052	4%		N/A	N/A
The Bank	46,641	9.28%	20,095	4%		30,142	6%
Tier 1 Capital to Average Assets:
The Company	33,461	4.23%	31,658	4%		N/A	N/A
The Bank	46,641	5.99%	31,160	4%		38,950	5%
December 31, 2010:
Total Capital to Risk Weighted Assets
The Company	$53,020	8.87%	47,825	8%	$	N/A	N/A
The Bank	58,466	9.79%	47,786	8%		59,732	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	39,108	6.54%	23,913	4%		N/A	N/A
The Bank	50,777	8.50%	23,893	4%		35,839	6%
Tier 1 Capital to Average Assets:
The Company	39,108	4.62%	33,857	4%		N/A	N/A
The Bank	50,777	6.00%	33,857	4%		42,321	5%

NOTE 24	FAIR VALUES:

ASC 820,“Fair Value Measurements and Disclosures” provides a framework for measuring fair value under generally accepted accounting principles and requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans and other real estate acquired through foreclosure).

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $32.4 million and $4.7 million at December 31, 2011 and 2010, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans – The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans carried at fair value were $85.8 million and $77.8 million at December 31, 2011 and 2010, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amount of foreclosed assets were $15.1 million and $12.3 million at December 31, 2011 and 2010, respectively.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24	FAIR VALUES (CONTINUED):

Assets and liabilities measured at fair value are as follows as of December 31, 2011 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$21,633	$—
Taxable municipals	—	1,552	—
Tax-exempt municipals	—	1,054	—
Mortgage backed securities	—	8,195	—
(On a non-recurring basis)
Other real estate owned	—	—	15,092
Impaired loans
Real estate secured:
Commercial	—	—	43,321
Construction and land development	—	—	8,769
Residential 1-4 family	—	—	13,642
Multifamily	—	—	613
Farmland	—	—	13,951
Commercial	—	—	4,737
Agriculture	—	—	714
Consumer installment loans	—	—	28
All other loans	—	—	—

Total	$—	$32,434	$100,867

Assets and liabilities measured at fair value are as follows as of December 31, 2010 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$2,970	$—
Taxable municipals	—	899	—
Mortgage backed securities	—	789	—
(On a non-recurring basis)
Other real estate owned	—	—	12,346
Impaired loans
Real estate secured:
Commercial	—	—	33,781
Construction and land development	—	—	19,572
Residential 1-4 family	—	—	7,020
Multifamily	—	—	468
Farmland	—	—	13,981
Commercial	—	—	2,605
Agriculture	—	—	365
Consumer installment loans	—	—	23
All other loans	—	—	—

Total	$—	$4,658	$90,161

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24	FAIR VALUES (CONTINUED):

The changes in other real estate owned Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

(Dollars are in thousands)	2011 Other Real Estate Owned	2010 Other Real Estate Owned
Balance, January 1	$12,346	$3,675
Transfers into Level 3	—	1,969
Acquired in settlement of loans	12,932	12,047
Proceeds from sale of other real estate owned	(5,945)	(3,716)
Gain (Loss) on sale of other real estate owned	(218)	(202)
Adjustments to carrying value	(4,023)	(1,427)

Balance, December 31	$15,092	$12,346

Transfers into Level 3 during the year ended December 31, 2010 were related to management adjustments to third party appraisals. Management estimated the fair value of impaired loans and other real estate owned to be further impaired and thereby below the appraised value, resulting in no observable market price. For the years ended December 31, 2011 and 2010, the changes in Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

December 31, 2011 (Dollars are in thousands)	Other Real Estate Owned	Impaired Loans	Total
Balance, January 1	$12,346	$77,815	$90,161
Transfers into Level 3	12,932	7,960	20,892
Included in earnings	(4,241)	—	(4,241)
Sales and other reductions	(5,945)	—	(5,945)

Balance, December 31	$15,092	$85,775	$100,867

December 31, 2010 (Dollars are in thousands)	Other Real Estate Owned	Impaired Loans	Total
Balance, January 1	$3,675	$—	$3,675
Transfers into Level 3	14,016	77,815	91,831
Included in earnings	(1,629)	—	(1,629)
Sales and other reductions	(3,716)	—	(3,716)

Balance, December 31	$12,346	$77,815	$90,161

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24	FAIR VALUES (CONTINUED):

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

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2011 and 2010.

	December 31, 2011		December 31, 2010
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Assets
Cash and due from bank	$18,306	$18,306	$14,369	$14,369
Interest bearing deposits with banks	72,170	72,170	42,549	42,549
Federal funds sold	77	77	25,611	25,611
Investment securities	32,434	32,434	4,658	4,658
Equity securities (restricted)	3,573	3,573	3,878	3,878
Net Loans	588,888	579,436	700,420	682,780
Accrued Interest receivable	3,067	3,067	3,700	3,700
Life insurance investments	11,351	11,351	11,011	11,011

	December 31, 2011		December 31, 2010
(Dollars are in thousands)	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Liabilities
Demand Deposits
Non-interest bearing	$109,629	$109,629	$87,839	$87,839
Interest-bearing	58,459	58,459	60,022	60,022
Savings deposits	94,569	94,569	108,119	108,119
Time deposits	451,312	445,658	513,090	510,100
FHLB advances	17,756	17,983	23,611	24,183
Accrued interest payable	1,796	1,796	1,720	1,720
Line of credit borrowing	—	—	4,900	4,900
Other borrowings	5,450	5,450	250	250
Trust preferred securities	16,496	16,496	16,496	16,496

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 25	RECENT ACCOUNTING DEVELOPMENTS:

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

In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This pronouncement is not expected to have a significant impact to the Company as goodwill has been determined to be impaired as of December 31, 2011.

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 26	PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(Dollars in Thousands)

	2011	2010
ASSETS
Due from banks	$211	$201
Investment in subsidiaries	51,854	58,970
Other assets	2,224	3,470

Total Assets	$54,289	$62,641

LIABILITIES
Accrued interest payable	$1,138	$557
Accrued expenses and other liabilities	2,332	2,915
Other borrowed money	5,450	5,150
Trust preferred securities	16,496	16,496

Total Liabilities	25,416	25,118

STOCKHOLDERS’ EQUITY
Common stock-$2.00 par value, 50,000,000 shares authorized; 10,010,178 shares issued and outstanding for 2011 and 2010, respectively	20,020	20,020
Additional paid capital	21,689	21,689
Retained earnings (deficit)	(13,085)	(4,175)
Accumulated other comprehensive income	249	(11)

Total Stockholders’ Equity	28,873	37,523

Total Liabilities and Stockholders’ Equity	$54,289	$62,641

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Dollars in Thousands)	2011	2010
Income
Miscellaneous income	$14	$14
Undistributed loss of subsidiaries	(7,375)	(8,520)

Total Income (loss)	(7,361)	(8,506)
Expenses
Other borrowed money interest expense	194	246
Trust preferred securities interest expense	436	454
Legal fees	51	31
Accounting fees	68	107
Other operating expenses	(150)	2

Total Expenses	599	840

Income (loss) before Income Taxes	(7,960)	(9,346)
Income Tax Expense (Benefit)	950	(281)

Net Income (Loss)	$(8,910)	$(9,065)

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 26	PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Dollars and Shares in Thousands)	2011	2010
Cash Flows From Operating Activities
Net Loss	$(8,910)	$(9,065)
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Income of subsidiaries	7,375	8,520
Net change in:
Other assets	1,247	(2,137)
Other liabilities	(2)	2,521

Net Cash Used in Operating Activities	(290)	(161)
Cash Flows From Investing Activities
Investment in subsidiary	—	—

Net Cash Used (Provided) Investing Activities	—	—
Cash Flows From Financing Activities
Proceeds from (repayments on) line of credit	(4,900)	—
Proceeds from other borrowings	5,200	250
Dividends received from subsidiary	—	—
Exercise of stock options	—	8

Net Cash Provided by Financing Activities	300	258
Net Increase in Cash and Cash Equivalents	10	97
Cash and Cash Equivalents, Beginning of year	201	104

Cash and Cash Equivalents, End of Year	$211	$201

NOTE 27	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2011 Quarters
(Dollars in thousands except per share data)	Fourth	Third	Second	First
Income statement
Net interest income	$8,162	$7,742	$8,089	$8,170
Noninterest income	1,615	1,364	1,234	1,311
Provision for credit losses	1,701	2,801	2,312	1,145
Noninterest expense	13,079	9,113	9,617	7,613
Net income (loss)	(5,952)	(1,832)	(1,675)	549
Earnings (loss) per share, basic	(0.59)	(0.18)	(0.17)	0.05
Earnings (loss) per share, fully diluted	(0.59)	(0.18)	(0.17)	0.05
Period end balance sheet
Total loans and leases	$597,816	$629,610	$664,003	$683,025
Total assets	780,384	810,355	821,107	864,665
Total deposits	708,315	731,989	741,153	782,411
Total shareholders’ equity	28,873	34,686	36,480	38,086

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 27	SELECTED QUARTERLY INFORMATION (UNAUDITED) (CONTINUED):

	2010 Quarters
(Dollars in thousands except per share data)	Fourth	Third	Second	First
Income statement
Net interest income	$8,750	$8,315	$8,719	$8,346
Noninterest income	1,601	1,543	1,413	1,377
Provision for credit losses	8,947	9,441	1,950	1,990
Noninterest expense	9,626	7,242	7,874	7,152
Net income (loss)	(5,224)	(4,496)	242	413
Earnings (loss) per share, basic	(0.52)	(0.45)	0.02	0.04
Earnings (loss) per share, fully diluted	(0.52)	(0.45)	0.02	0.04
Period end balance sheet
Total loans and leases	$707,794	$732,209	$740,130	$758,364
Total assets	852,627	848,118	859,625	867,683
Total deposits	766,080	756,298	762,094	770,284
Total shareholders’ equity	37,523	42,801	47,278	47,016

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported on a Current Report on Form 8-K filed with the SEC on April 12 2011, on March 28, 2011 the Audit Committee received notification from Brown Edwards & Company, LLP (“Brown Edwards”), the Company’s then current independent registered public accounting firm, indicating that it declined to stand for re-appointment after completion of the audit for the Company’s 2010 fiscal year.

During the fiscal years ended December 31, 2009 and December 31, 2010, and during the period from January 1, 2011 through March 28, 2011, the Company had (i) no disagreements with Brown Edwards on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to Brown Edwards’ satisfaction, would have caused it to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim periods and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K during the two most recent fiscal years or the subsequent interim period.

Brown Edwards’ reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2009 and December 31, 2010, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The Company provided Brown Edwards a copy of the disclosures it made on the Current Report on Form 8-K prior to filing with the SEC and requested that Brown Edwards furnish the Company with a letter addressed to the SEC stating whether or not Brown Edwards agrees with the above statements. A copy of such letter, dated April 11, 2011 is filed as Exhibit 16.1 to this Annual Report on Form 10K.

The decision to change the Company’s registered public accounting firm was approved by the Audit Committee.

Brown Edwards’ report on the Company’s internal control over financial reporting for the fiscal year ended December 31, 2010 did contain an adverse opinion relating to two material weaknesses in the Company’s internal control over financial reporting. The Company did not disagree with the adverse opinion. As of December 31, 2011, we have determined that we have fully remediated both material wekanesses.

On May 9, 2011 the Company engaged Elliott Davis, LLC (“Elliott Davis”) to serve as the Company’s independent registered public accountants with respect to the audit of our consolidated financial statements for the fiscal year ended December 31, 2011.

During the fiscal year ended December 31, 2011, and during the period from January 1, 2012 through February 29, 2012, the Company had (i) no disagreements with Elliott Davis on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to Elliott Davis’ satisfaction, would have caused it to make reference to the subject matter of any such disagreement in connection with its reports for such year and interim period and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K during the most recent fiscal year or the subsequent interim period.

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.” Based on this assessment management concluded that the internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2011.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors Whose Terms Expire in 2012

Joe M. Carter, 74, is a retired general manager of Daugherty Chevrolet in Gate City, Virginia which he served 43 years in this role from 1965 to April 2008. Mr. Carter is a 1958 graduate of the Whitney Business School formerly located in Kingsport, Tennessee. He served as an advisory Board member of the former Peoples Bank, Inc. and its successors, Premier Bank – Central, NA and First Virginia Bank Southwest until his resignation in 1998. Mr. Carter is a Trustee of Thomas Village Baptist Church for the past 26 years and its Treasurer for the past thirteen years. He also has served on the Scott County Economic Development Board of Directors from 1998 to 2000. He has been a director since 1998 and served on the Audit Committee from 1998 until 2004. He currently serves on the Director Loan Committee and Asset Liability Management Committee of the Bank. Mr. Carter’s experience in the automotive industry and consumer finance assists the Board of Directors in understanding these businesses which are important in the Company’s markets.

Harold Lynn Keene, 57, is President of Keene Carpet, Inc. since 1976 to present and former President of Harold Keene Coal Co., Inc. since 1984 until its sale in January 2011. Mr. Keene received his bachelor of science degree in accounting from East Tennessee State University in 1976. He formerly served as a bank director for Peoples Bank, Inc. from 1987 and its successor bank Premier Bank-Central, NA until 1997 in which he was an Audit Committee member during his entire tenure and Chairman of the Board for two years. He served as an advisory board member with First Virginia Bank Southwest from 1997 to 1998. He has been a director of New Peoples and its Audit Committee Chairman since 1998. Mr. Keene also serves on the Executive Committee, the Offering Committee, the Nominating Committee, Director Loan Committee, Asset Liability Management Committee and Compliance Committee and has been Chairman of the Board for two years. Mr. Keene’s experience in banking, in particular, but also in the coal industry, provide an important resource to the Board of Directors in dealing with bank and finance related matters and the coal industry, an important market for the Company.

Fred W. Meade, 77, is President and Owner of Big M Stores, Inc., a retail department store and flooring business since 1973 and is also involved in real estate development and rental properties since 1980. He served as a Board member of Southwest Bank of Virginia from 1971 until it sold in 1980. He subsequently served as an advisory board member for the former Bank of Virginia and Signet Bank from 1980 until 1997. Mr. Meade is a member of the Russell County Economic Development board for the past twenty years. In addition, he has served as a member of the Board of Directors of the Russell County Chamber of Commerce. He is a life-long resident of Russell County. Mr. Meade serves as a deacon of the First Baptist Church of St. Paul, Virginia. He has been a director since 1998 and has served as Chairman of the Board of Directors for the Company and the Bank for two years. He currently is a member of the Executive Committee, the Director Loan Committee, the Nominating Committee and the Compensation Committee. Mr. Meade’s experience in the retail business, real estate, economic development, and bank board experience are very important to the Board of Directors.

Directors Whose Terms Expire in 2013

Tim W. Ball, 52, is President, Owner and Operator of Ball Coal Company since 1985 to present, owner of Tim Ball Trucking Company from 1985 to present, and President of Tim Ball Farming Corporation from 1987 to present. Mr. Ball is a 1982 graduate from Emory and Henry College. He is active in various community service. He has been a director since 1999. Mr. Ball’s experience in the coal industry, farming and community involvement serve well for the Board of Directors because many of the Company’s customers are involved in the coal industry or farm-related businesses.

Michael G. McGlothlin, 60, is President of the Appalachian College of Pharmacy from 2005 to 2006 and 2008 to present. He also serves as President of Watkins Branch Development, LTD and The Inn on Garden Creek, LTD from 2006 to present. Mr. McGlothlin serves as Secretary and Director of MGM Methane Corporation from 2009 to present. Mr. McGlothlin serves as Trustee and as Treasurer of the Appalachian School of Law (Trustee 2005 to present and Treasurer 2005 to present). Mr. McGlothlin serves as a Trustee and as Secretary of the McGlothlin Foundation from 1998 to present. He has been the owner of Michael G. McGlothlin, Attorney-at-Law in Grundy, Virginia since 2002. Prior to that, he was a partner in the Law Firm of McGlothlin and Wife from 1984 to 2002. He served as Commonwealth Attorney for Buchanan County, Virginia from 1980 to 1983 and as County Attorney for Buchanan County, Virginia from 1984 to 1989 and from 1992 to February 2011. He currently serves as counsel to the County Attorney for Buchanan County, Virginia, and the Buchanan County Board of Supervisors. He was a partner in the Law Firm of McGlothlin, McGlothlin and McGlothlin from 1977 to 1979. Mr. McGlothlin is past President of the Buchanan County Bar Association. Mr. McGlothlin is a 1974 graduate of the University of Virginia and a 1977 graduate of the Marshall Wythe School of Law of the College of William and Mary.

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

Mr. McGlothlin has been a Director of the Company and the Bank since 1998 and currently serves as Chairman of the Board and sits on the Executive, Compliance, Nominating and Offering Committees of the Board. Mr. McGlothlin’s experience as an attorney, administrator, and organizational and community leader provide the Board with a broad range of professional experience and his community involvement assists the Board in understanding the communities it serves and developing relationships within those communities.

B. Scott White, 66, is self-employed as a cattle rancher in Castlewood, Virginia, a private investor, and formerly President and CEO of a multi-state rock quarry, White Stone Company and White’s Pelleting Company, from 1970 until the company was sold in 1997. Mr. White has also served as General Manager of Sky Blue Tower Company, LLC, a cell phone tower company in southwest Virginia from 2004 to 2008. He served two years as Chairman of the Board, and currently serves as Chairman of the Compliance Committee. Mr. White serves as a member of the Executive Committee, the Audit Committee, the Nominating Committee, the Asset Liability Management Committee and the Offering Committee of the Company. He has been a director since 1998. Mr. White’s experience as a small business owner and rancher provides experience to the Board relevant to its small business customer base.

Jonathan H. Mullins, 55, has served as the Company’s and the Bank’s President and Chief Executive Officer since May 19, 2009. He had previously served as the Bank’s Senior Vice President, Chief Lending Officer and Regional Manager from July 2004 until May 2009. Prior to this, Mr. Mullins served as the Bank’s Vice President and Branch Manager starting in 1999. He was appointed as a director on July 27, 2010 and serves on the Executive Committee, Asset Liability Management Committee, the Compensation Committee and the Compliance Committee.

Directors Whose Terms Expire in 2014

John Cox, 55, is the owner of Cox Tractor Company located in Kingsport, Tennessee, a farm equipment business that he has owned and operated since 1978. Mr. Cox is also a local farmer and entrepreneur. He graduated with high honors from the University of Tennessee in 1978, where he obtained a Bachelor of Science Degree in Business Administration. Mr. Cox has served as a director since 1998 and currently serves as Vice Chairman of the Board of Directors of the Company and the Bank. He is also the Chairman of the Compensation Committee, a member of the Audit Committee, Executive Committee, Compliance Committee, Asset Liability Management Committee, Nominating Committee and Offering Committee. Mr. Cox’s tenure on the Board and his experience in agriculture and agriculturally related small business support the Company’s significant customer base in these markets.

Charles H. Gent, Jr., 52, is self-employed in the logging and farming industry in Honaker, Virginia. He is president of C & R Gent Logging from 1992 to present. Mr. Gent is also involved in farming and various real estate ventures with his family. He was vice president and owner of Genwal Coal Company in Utah from the years 1981 to 1989. He is actively involved in several community activities. He has been a director since 1998 and serves on the Audit Committee and Compensation Committee. Mr. Gent’s experience in logging and mining, as well as real estate, provides experience to the Board relevant to understanding these businesses in the Company’s rural markets.

Eugene Hearl, 80, is a retired banker that has over 40 years of banking experience serving in capacities as President and CEO for two community banks, TruPoint Bank and the former Cumberland Bank, and as a Regional President for the former Dominion Bank, all in the Southwest Virginia market area of the Company. Mr. Hearl was appointed as a director on November 29, 2010 and serves on the Audit Committee, Director Loan Committee, Asset Liability Management Committee, Compensation Committee, Compliance Committee and the Executive Committee of the Board of Directors.

A. Frank Kilgore, 59, is an attorney with Frank Kilgore, P.C. in St. Paul, Virginia and serves as General Counsel to the Company and the Bank. He has been a director since 1998. Mr. Kilgore is the founding Chairman of the Board of Directors of New Peoples Bank, Inc. and serves on the Compensation Committee. Mr. Kilgore has served the community as an attorney since 1982. He graduated from Clinch Valley College of the University of Virginia in 1977 with a degree in Appalachian Studies. Throughout his career, Mr. Kilgore has received multiple prestigious awards for civic accomplishments as well as his environmental activism. Frank Kilgore has also authored and edited multiple books, which focus primarily on the region of Southwestern Virginia. He is past-Chair and Founder of the Appalachian College of Pharmacy, Oakwood, Virginia. Mr. Kilgore brings his legal experience, entrepreneurial activities, and leadership in the Appalachia region to the Board of Directors.

Executive Officers Who Are Not Directors

The following biographical information discloses the age and business experience in the past five years for each of our executive officers who are not directors.

Frank Sexton, Jr., 62, has served as Executive Vice President and Chief Operating Officer of both the Company and the Bank since December 2003. He had previously served as the Company’s Executive Vice President, Chief Financial Officer and Secretary since 2001 and the Bank’s Executive Vice President and Cashier since 1998.

C. Todd Asbury, 41, has served as Executive Vice President, Chief Financial Officer, and Treasurer of both the Company and the Bank since May 2009. Mr. Asbury has served as Secretary of the Company and the Bank since May 2010. He served as Senior Vice President, Chief Financial Officer, and Treasurer of the Company and the Bank starting in December 2003.

Stephen Trescot, 63, has served as Executive Vice President and Chief Credit Officer of the Bank since February 28, 2011 until present. Mr. Trescot retired from Wachovia Bank in January 2009, after serving as Senior Credit Officer and Senior Loan Review Officer. He was with Wachovia for thirty-six years. Since retirement, Mr. Trescot served as Senior Vice President, Regional Credit Administrator with Washington Trust Bank, Senior Vice President, Senior Loan Review Officer with BB and T and as Member, Credit Risk Management, LLC.

Sharon V. Borich, 57, has served as Senior Vice President and Senior Lending Officer of the Bank from February 28, 2011 to present. Prior to this position, she served as Senior Vice President and Chief Credit Officer of the Bank since February 2010. Ms. Borich served as Vice President and Senior Loan Officer for the Bank from November 2009 to February 2010. Ms. Borich joined the Bank as Vice President and Branch Manager of the Bluefield, Virginia office in March 2005. Effective February 28, 2011, Ms. Borich no longer qualifies as a named executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain of our officers to file reports with the Securities and Exchange Commission (“SEC”) indicating their holdings of, or transactions in, our equity securities. Based on a review of these reports and written representations furnished to us, we believe that our directors and officers complied with all Section 16(a) filing requirements with respect to 2011.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for our directors, executive officers, and senior officers who have financial responsibilities. The Code of Ethics is designed to promote, among other things, honest and ethical conduct, proper disclosure of financial information in our periodic reports, and compliance with applicable laws, rules and regulations by our senior officers who have financial responsibilities. A copy of the Code of Ethics can be found at our website www.npbankshares.com in the section titled About Us.

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

The objectives of the Bank’s executive compensation programs are to fairly reward and retain effective and experienced management. The compensation programs are designed to reward effectiveness, experience and ability. The Committee establishes current compensation based primarily on review of competitive salary practices by similarly sized bank organizations in Virginia as listed in the Virginia Bankers’ Association Salary Survey, giving appropriate consideration to regional cost of living differences and strategies. This survey is used as a guide to determine the base salary and bonus of executive officers. The elements of compensation are as follows: base salary, bonuses, stock options, deferred compensation, insurance benefits and 401(K) matching contributions as presented in Summary Compensation Table included in the section entitled “Executive Compensation.” As of December 31, 2011, there was also a salary continuation agreement with the Chief Operating Officer which had been designed as a long-term incentive to retain his service as an employee. The salary continuation agreement with the current Chief Operating Officer remains in effect and is discussed below. We pay each element of compensation to maximize the continuity of management and investment return. The Committee determines the amount of each element of compensation based on the following factors: regional and statewide comparisons, individual efforts, success and our overall performance. The Committee’s decisions regarding each element relate to our overall compensation objectives and affect decisions regarding other elements.

The Committee has developed and implemented compensation policies and plans that seek to enhance our profitability and maximize shareholder value by aligning the financial interests of our senior officers with those of our shareholders. The policies are designed to provide competitive levels of compensation to attract and retain high quality corporate officers and key employees with outstanding abilities and to motivate them to perform to the full extent of their abilities. The compensation program is designed to provide levels of compensation that reflect both the individual’s and the organization’s performance in achieving the organization’s goals and objectives and in helping to build value for our shareholders. The components of the compensation of our executive officers and the Bank include salaries and bonuses paid by the Bank and long-term incentives through stock options granted by us. Although no stock options were awarded to the named executive officers in 2011, each executive has outstanding unexercised options that the Committee believes help align the executives’ interests directly to the shareholders’ interests. Salaries are designed to provide basic remuneration for services, to be competitive in our market and to assist in retention. In addition, annual bonus decisions take into account the achievement of corporate strategic goals, such as profitability, rates of return, asset growth and asset quality are achieved during the periods evaluated for bonus consideration, further aligning the interests of executive officers and shareholders

We align performance and compensation based upon strategic goals that are incorporated in our budget and approved by the Board of Directors. We believe that our conservative but competitive compensation policies and practices are unlikely to create risks that are reasonably likely to have a materially adverse effect on New Peoples.

Most of the compensation that we pay consists of annually determined salaries and bonuses. This permits the Board of Directors to review annually the budget versus actual performance, internal policy limits for various key performance ratios, asset quality ratios, interest rate sensitivity shocks, liquidity management, and capital levels before compensation is set. All of these components together with continuation of employment are assessed each year. It is at the discretion of the Board of Directors to pay cash bonuses or any other incentives if goals are met or exceeded. So, for example in 2011 the Board did not pay bonuses to any employee. We believe that this substantially contemporaneous approach to determining compensation is not likely to encourage excessive risk taking and in fact allows the Board to align compensation with business factors such as acceptable versus unacceptable risk taking.

Base Salary and Bonus

Our performance, in general, is considered in determining the amount of annual salary increases. The Committee sets base salaries at levels competitive with amounts paid to senior executives with comparable qualifications, experience and responsibilities after comparing salary ranges of similarly sized banks. The Virginia Bankers Association Salary Survey was used for comparison of salaries paid for similar positions and responsibilities. The Committee also takes into consideration our strategic plans and Company performance, including but not limited to, branch performance, asset quality, capital management, core deposit growth, efficiency, regulatory compliance, and earnings.

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

For the year 2012, the annual base salary remained the same for each executive group as it was for the year 2011.

No bonuses have been paid for the years 2009 through 2011 and none are anticipated for 2012.

The Chief Executive Officer does not set his own salary or bonus or the salaries or bonuses of the other named executive officers. The CEO is involved in the other named executive officers’ compensation, and provides input to the Committee regarding his own. The CEO also is a member of the Compensation Committee and has the right to vote on the other named executive officers’ compensation, but not his own. Recommendations are made by the Committee and the final decision resides with the Board of Directors excluding the President and CEO for his salary or bonus.

Stock Options

The stock option plan expired on May 31, 2011. There remain outstanding options granted to the named executive officers, directors and other key employees intended to provide a means for this group to increase their personal financial interest in us, thereby stimulating the efforts of these employees and strengthening their desire to remain with us. The stock option plan permitted the award of incentive stock options and non-qualified stock options to directors and eligible officers and key employees. The Board of Directors made grants under the stock option plan on a discretionary basis, taking into consideration the respective scope of accountability and contributions of each director and employee, including the Chief Executive Officer, to us. In 2011, the Committee did not award any stock options to any of the executive officers or other employees. Since the change in accounting regulations in 2005 regarding expensing stock options, no stock options have been awarded to any individuals.

There was no set time for the awarding of stock options, however, for the years in which options were granted, the options have been granted in January or December. The stock option plan allowed for the awarding of stock options, but no set levels of criteria or performance thresholds are necessary before options could be granted. We have no set policy regarding recapturing awards if based on financial results that have been misstated.

The Board is considering whether to propose a new stock option plan or other stock compensation plan for shareholder approval at a future time yet to be determined.

Other Elements of Compensation

Each named executive officer is provided with the use of a company vehicle.

On December 18, 2002, the Bank entered into a salary continuation agreement with Frank Sexton, Jr. If Mr. Sexton were to terminate his employment prior to his 65th birthday, his benefit would be $23,424 annually to be paid in 180 month installments for 15 years; total value is $245,475 (as of November 1, 2011).

Executive Compensation

The following table shows, for the fiscal years ended December 31, 2011 and 2010, the cash compensation that we paid to the named executive officers in all capacities in which they served:

Summary Compensation Table

Fiscal Years 2011 and 2010

Name and Principal Position	Year	Salary ($)	Bonus ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Jonathan H. Mullins	2011	245,000	—	—	13,208	258,208
President and Chief Executive Officer	2010	220,000	—	—	12,359	232,359

Frank Sexton, Jr.	2011	169,500	—	17,136	8,815	195,451
Executive Vice President and Chief Operating Officer	2010	162,516	—	31,570	9,414	203,500

C. Todd Asbury	2011	164,500	—	—	8,477	172,977
Executive Vice President, Chief Financial Officer, Secretary and Treasurer	2010	157,500	—	—	8,606	166,106

Sharon V. Borich (3)	2011	159,000	—	—	4,741	163,741
Senior Vice President and Senior Lending Officer	2010	122,404	—	—	6,714	129,118

Stephen Trescot (4)	2011	126,923	—	—	—	126,923
Executive Vice President and Chief Credit Officer	2010	—	—	—	—	—

(1)	These amounts represent the change in the actuarial present value of the accumulated benefit under the salary continuation agreement for Mr. Sexton.
(2)	All benefits that might be considered of a personal nature did not exceed $10,000. All other compensation includes amounts for Mr. Mullins representing matching contributions under the Bank’s defined contribution plan of $13,208 and $11,615 in 2011 and 2010, respectively; amounts for Mr. Sexton representing matching contributions in 2011 and 2010 under the Bank’s defined contribution plan of $8,815 and $8,387, respectively; and amounts for Mr. Asbury representing matching contributions in 2011 and 2010 for the Bank’s defined contribution plan of $8,477 and $8,046, respectively.
(3)	Ms. Borich became Senior Vice President and Chief Credit Officer in February 2010 and her compensation reflects her pay for 2010 including her compensation as a non-named executive officer and also as a named executive officer. In 2011, Ms. Borich changed roles in the Bank to become Senior Vice President and Senior Lending Officer. She no longer serves as a named executive officer after the change in roles effective March 1, 2011.
(4)	Mr. Trescot became Executive Vice President and Chief Credit Officer on March 1, 2011 and his compensation reflects his pay for a partial year in 2011.

Grants of Plan-Based Awards

The named executive officers did not receive any grants of plan-based awards during fiscal 2011.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table sets forth for the year ended December 31, 2011, the outstanding equity awards at fiscal year-end to the named executive officers. The named executive officers have not received other stock awards:

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price(2) ($)	Option Expiration Date
Jonathan H. Mullins President and Chief Executive Officer	1,791 1,430 5,363 16,087	6.99 6.99 9.44 11.54	12/31/12 12/31/13 12/13/14 12/20/15	(4) (5) (6) (7)
Frank Sexton, Jr. (3) Executive Vice President and Chief Operating Officer	7,150 5,362 5,363 16,088	6.99 6.99 9.44 11.54	12/31/12 12/31/13 12/13/14 12/20/15	(4) (5) (6) (7)

C. Todd Asbury Executive Vice President, Chief Financial Officer, Secretary and Treasurer	5,362 16,088	9.44 11.54	12/13/14 12/20/15	(6) (7)

Sharon V. Borich Senior Vice President and Senior Lending Officer	4,290	11.54	12/20/15	(7)

(1)	The amounts have been adjusted for the 10% stock dividend granted on June 7, 2005 and the 13-for-10 stock split effected in the form of a stock dividend on September 4, 2007.
(2)	Stock options were granted at the fair market value of the shares of Common Stock at the grant dates. The grants are exercisable immediately after they are granted.
(3)	On December 31, 2011, 14,300 options awarded and fully vested on December 31, 2001 expired and were forfeited for Frank Sexton, Jr.
(4)	Options were awarded and fully vested on December 31, 2002.
(5)	Options were awarded and fully vested on December 31, 2003.
(6)	Options were awarded and fully vested on December 13, 2004.
(7)	Options were awarded and fully vested on December 20, 2005.

Option Exercises and Stock Vested

There were no exercises of stock option awards or stock awards that vested for the named executive officers in 2011.

Pension Benefits

The following table sets forth for the year ended December 31, 2011, information with respect to the salary continuation agreement, which provide for payments following retirement.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)
Jonathan H. Mullins President and Chief Executive Officer	N/A	—	—

Frank Sexton, Jr. Executive Vice President and Chief Operating Officer	Salary Continuation Agreement	N/A	251,507

C. Todd Asbury Executive Vice President, Chief Financial Officer, Secretary and Treasurer	N/A	—	—

Sharon V. Borich Senior Vice President and Senior Lending Officer	N/A	—	—

Stephen Trescot Executive Vice President and Chief Credit Officer	N/A	__	__

(1)	Assumes for Mr. Sexton the following: a retirement age of 65, fixed principal payments for 180 months following retirement, at a discount rate of 7.50%. Under APB 12, the interest method of accounting is used.

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

Director Compensation

The following table sets forth, as of December 31, 2011, certain information with respect to director compensation for each of the members of the Board of Directors. The directors did not receive any other compensation during 2011 for their services as directors on the Board.

Director Compensation for 2011
Name	Fees Earned or Paid in Cash(1) ($)	Total ($)
Tim W. Ball	9,500	9,500
Joe M. Carter	18,900	18,900
John D. Cox	13,100	13,100
Charles H. Gent, Jr.	11,800	11,800
Eugene Hearl (1)	22,000	22,000
Harold Lynn Keene, Jr.	19,100	19,100
A. Frank Kilgore	10,000	10,000
Michael G. McGlothlin	10,300	10,300
Fred W. Meade	18,200	18,200
Jonathan H. Mullins	12,600	12,600
B. Scott White	14,100	14,100

(1)	Each of the directors holds stock options covering shares of our common stock except Director Hearl who joined the Board on November 29, 2010. Such amounts are all reflected in the Beneficial Ownership Table.

In 2011, each director was paid $700 per month for service on the Board of Directors and a maximum of $200 per committee meeting for each committee of which a director is a member, For 2012, each existing director will be paid $700 per Board of Director meeting and $200 per committee meeting for each committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth, as of February 28, 2012, certain information with respect to beneficial ownership of shares of Common Stock by each of the members of the Board of Directors, by each of the executive officers named in the “Summary Compensation Table” below and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the individual’s spouse, minor children or other relatives of the individual living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)		Exercisable Options Beneficially Owned(2)	Total Shares Beneficially Owned	Percent of Class(3)
C. Todd Asbury	—		21,450	21,450	*
Tim W. Ball	3,432		13,780	17,212	*
Sharon V. Borich	—		4,290	4,290	*
Joe M. Carter	23,660	(4)	13,780	37,440	*
John D. Cox**	53,072	(5)	13,780	66,852	*
Charles H. Gent, Jr.	27,170	(6)	10,920	38,090	*
Eugene Hearl**	1,100		—	1,100	*
Harold Lynn Keene**	44,450		8,060	52,510	*
A. Frank Kilgore	96,620	(7)	10,920	107,540	1.05%
Michael G. McGlothlin**	118,267		13,780	132,047	1.29%
Fred W. Meade**	38,896	(8)	13,780	52,676	*
Jonathan H. Mullins**	1,100		24,671	25,771	*
Frank Sexton, Jr.	32,461	(9)	33,962	66,423	*
Stephen Trescot	—		—	—	*
B. Scott White**	381,929	(10)	8,060	389,989	3.82%
All Directors and Executive Officers as a group (14 persons)	822,157		191,233	1,013,390	9.93%

*	Percentage of ownership is less than one percent of the outstanding shares of Common Stock.
**	Members of the Executive Committee.
(1)	Except as otherwise indicated, each director, director nominee or executive officer has sole voting power and investment power with respect to the shares shown.
(2)	Includes options that will become exercisable within 60 days on February 28, 2012.
(3)	Based on 10,010,178 shares of Common Stock issued and outstanding on February 28, 2012
(4)	Includes 6,901 shares held by Mr. Carter’s wife.
(5)	Includes 12,584 shares held by Mr. Cox’s wife and 31,336 shares held by Cox Ford Tractor, Inc. of which Mr. Cox is Owner.
(6)	Includes 2,860 shares held by Mr. Gent’s wife and 2,860 shares Mr. Gent holds as custodian for his child.
(7)	Includes 5,200 shares Mr. Kilgore holds as trustee for his grandchildren.
(8)	Includes 36,036 shares Mr. Meade holds jointly with his wife.
(9)	Includes 440 shares Mr. Sexton holds jointly with his child.
(10)	Includes 57,200 shares held by Mr. White’s wife and 2,717 shares Mr. White holds as trustee for his child.

Security Ownership of Certain Beneficial Owners

As of February 28, 2012, the following persons are known to us that beneficially own five percent or more of the Company’s stock. Other than as disclosed below, the Company is not aware of any person or group, as those terms are defined in the Securities Exchange Act of 1934, who beneficially owned more than 5% of the outstanding Common Stock as of February 28, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Richard G. Preservati and N. Karen Preservati Post Office Box 1003, Princeton, West Virginia 24740	550,000	5.50%

Equity Compensation Plan

The following table sets forth information as of December 31, 2011, with respect to compensation plans under which shares of Common Stock are authorized for issuance:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
Equity Compensation Plans Approved by Shareholders:
2001 Stock Option Plan	461,773	$10.08	—
Equity Compensation Plans Not Approved by Shareholders (2)	—	—	—
Total	461,773	$10.08	—

(1)	The total number of both the securities to be issued upon exercise of outstanding options, warrants and rights and the securities remaining available for future issuance under equity compensation plans, as well as the weighted average exercise price, reflect the ten percent stock dividend paid on June 7, 2005 and the 13-for-10 stock split effected in the form of a stock dividend on September 4, 2007.
(2)	The Company does not have any equity compensation plans that have not been approved by shareholders.
(3)	Effective May 31, 2011, the Stock Option Plan expired and no options are available for grants.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The Board of Directors has determined that all eleven members are independent as defined by the listing standards of the NASDAQ Stock Market (“NASDAQ”) except Jonathan H. Mullins who serves as the Company and Bank President and CEO. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiary bank conduct business with companies of which certain members of the Board of Directors or members of their immediate families are or were directors or officers. In making that determination, the Board of Directors considered that Director Kilgore provides legal counsel to the Company and subsidiaries and Director Meade’s company provided supplies for branch locations. The Board also considered that two directors, Scott White and Lynn Keene, have made loans to the Company totalling $5.4 million on terms more favorable to the Company than would be available otherwise, including the fact interest on the loans is not due until maturity and the loans are convertible into the Company’s common stock at the Company’s option prior to maturity.

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

In December, 2010 the parent company borrowed $250,000 from Director Scott White which matures in one year unless extended by the mutual agreement of the Company and note holder. The note may be converted, in whole, at any time during its term at the election of the parent company into shares of the common stock of the Company at market value. The note bore interest at the variable rate of interest equal to the Wall Street Journal prime rate, which was 3.25% at December 31, 2010. In January, 2011, the parent company received an additional $250,000 loan from Director Lynn Keene on identical terms. The purpose of these borrowings was to provide cash for operating expenses of the parent company. On March 16, 2011 two of the Company’s directors, Harold Lynn Keene and B. Scott White, loaned the Company a total of $4.95 million which, after receiving regulatory approval, the Company used to retire the indebtedness to the FDIC as receiver for Silverton Bank. The loans were unsecured and had a stated maturity of December 31, 2011 with interest payable at maturity or conversion at the variable rate equal to the Wall Street Journal prime rate which was 3.25% on December 31, 2011. The Company was obligated to convert the debt into the Company’s common stock if, before the stated maturity, the Company conducts an offering of its common stock at the price per share at which it is offered. If the Company did not conduct an offering prior to the stated maturity, the Company had the option, but not the obligation, to convert the debt into shares of its common stock within 30 days of the stated maturity at a price per share to be established by the Company’s Board of Directors. On December 21, 2011, with regulatory approval the Company refinanced this indebtedness on the same terms except that the maturity date of the borrowings was extended to June 30, 2012. The Company believes this indebtedness is on more favorable terms to the Company than could be obtained from unrelated parties.

During 2010, the branch location in Grundy, Virginia which was part of a condominium in which the Bank and Director Michael McGlothlin owned the only units was condemned by the Virginia Department of Transportation. The value of the Bank’s interest in its condemned condominium units was $892 thousand and the value of Director McGlothlin’s interest in his condemned condominium unit was $455 thousand as appraised by the Virginia Department of Transportation. Subsequently, a new building was constructed on adjacent property with the condemnation proceeds. The parties intend the new building to be subject to a condominium agreement, the terms of which have not been finalized although they are likely to be substantially similar to the terms of the previous condominium arrangement. The Bank’s branch in the new building was opened on January 31, 2011 and a portion of the building comparable to his condemned unit was occupied by Director McGlothlin at this time as well. Throughout 2011 additional work was conducted by the contractor. Minor projects remained at the end of 2011. Final settlement of the transaction is expected to occur in early 2012 upon the receipt of new land surveys and independent appraisal reports necessary to determine cost allocation between the Bank and Director McGlothlin, taking into consideration the use of the condemnation proceeds attributable to the parties’ respective interests in the condemned building to acquire the adjacent property and construct the new building. When this net allocation is determined the parties intend that the ultimate amount attributable to each will be proportional to their interests in the condemned building. . At this point it is indeterminable what the net settlement amount will be until this critical information is received.

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

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Elliott Davis, LLC (“Elliott Davis”) served as our independent registered public accountants with respect to the audit of our consolidated financial statements for the fiscal year ended December 31, 2011.

Elliott Davis’ report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2011 does not contain any adverse opinion or disclaimer of opinion, nor are they qualified or modified as to uncertainty, audit scope, or accounting principles. Elliott Davis’ report on the Company’s internal control over financial reporting for the fiscal year ended December 31, 2011, does not contain any adverse opinion or disclaimer of opinion.

Brown, Edwards’ report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2010, does not contain any adverse opinion or disclaimer of opinion, nor are they qualified or modified as to uncertainty, audit scope, or accounting principles.

AUDIT INFORMATION

The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee charter can be found on our website www.npbankshares.comis. The members of the Audit Committee are independent as that term is defined in the NASDAQ Stock Market Listing Rules and applicable SEC regulations.

2011 Fees of Independent Registered Public Accountants – Elliott Davis

Audit Fees – The aggregate fees billed by Elliott Davis for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2011, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, for fiscal year ending December 31, 2011 were $118,948.

Audit Related Fees – The aggregate fees billed by Elliott Davis for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under the heading “Audit Fees” above for the fiscal year ended December 31, 2011 were $10,671. During 2011, these services included the performance of audits of the 401-k benefit plan.

Tax Fees – The aggregate fees billed by Elliott Davis for professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2011 were $6,685. During 2011, these services included preparation of tax returns as necessary and for NPB Capital Trusts I & 2, as well as tax compliance services.

All Other Fees – None.

Pre-Approved Services – All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Elliott Davis was compatible with the maintenance of that firm’s independence in the conduct of their auditing functions. The Audit Committee has a policy that provides for the pre-approval of all services to be provided by its independent registered public accounting firm. The Audit Committee does not delegate to management its responsibility to pre-approve services performed by the independent registered public accounting firm. All of the services mentioned above were pre-approved by the Audit Committee.

2010 Fees of Independent Registered Public Accountants – Brown, Edwards

Audit Fees – The aggregate fees billed by Brown, Edwards for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2010, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, for fiscal year ending December 31, 2010 were $168,595.

Audit Related Fees – The aggregate fees billed by Brown, Edwards for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under the heading “Audit Fees” above for the fiscal year ended December 31, 2010 were $13,192. During 2010, these services included the performance of audits of the 401-k benefit plan; accounting consultations regarding nonperforming assets, deferred taxes, troubled debts restructured, goodwill, and disclosures in Form 10-K.

Tax Fees – The aggregate fees billed by Brown, Edwards for professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2010 were $11,250. During 2010, these services included preparation of tax returns as necessary and for NPB Capital Trusts I & 2, as well as tax compliance services.

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

(a)(3)     The following exhibits are filed as part of this Form 10-K:

Exhibits

The following exhibits are filed as part of this Form 10-K, and this list includes the exhibit index:

2	Agreement and Plan of Share Exchange dated August 15, 2001 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2001)

3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004)

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001)

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004)

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004)

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010)

14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

16.1	Brown, Edwards & Company, L.L.P.’s letter to Securities & Exchange Commission, dated April 11, 2011

21	Subsidiaries of the Registrant

23.1	Consent of Elliott Davis, LLC

23.2	Consent of Brown, Edwards and Company, L.L.P.

24	Powers of Attorney (contained on signature page)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following materials for the Company’s 10-K Report for the year ended December 31, 2011, formatted in XBRL. (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text (1)

*	Denotes management contract.
(b)	See Item 15(a)(3) above.
(c)	See Items 15(a)(1) and (2) above.
(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer
Date:	February 29, 2012

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer
Date:	February 29, 2012

POWER OF ATTORNEY

Each of the undersigned hereby appoints Jonathan H. Mullins and C. Todd Asbury, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JONATHAN H. MULLINS	President,	February 28, 2012
Jonathan H. Mullins	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ C. TODD ASBURY	Executive Vice President	February 28, 2012
C. Todd Asbury	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ TIM BALL	Director	February 28, 2012
Tim Ball

/s/ JOE CARTER	Director	February 28, 2012
Joe Carter

/s/ JOHN D. COX	Director	February 28, 2012
John D. Cox

/s/ CHARLES H. GENT	Director	February 28, 2012
Charles H. Gent

/s/ EUGENE HEARL	Director	February 28, 2012
Eugene Hearl

/s/ HAROLD LYNN KEENE	Director	February 28, 2012
Harold Lynn Keene

/s/ FRANK KILGORE	Director	February 28, 2012
Frank Kilgore

/s/ MICHAEL G. MCGLOTHLIN	Chairman, Director	February 28, 2012
Michael G. McGlothlin

/s/ FRED MEADE	Director	February 28, 2012
Fred Meade

/s/ B. SCOTT WHITE	Director	February 28, 2012
B. Scott White