Form 10-Q
period 2012-03-31
NEW PEOPLES BANKSHARES INC
filed 2012-05-08
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

10,010,178 shares of common stock, par value $2.00 per share, outstanding as of May 8, 2012.

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information
Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2012	2011
INTEREST AND DIVIDEND INCOME
Loans including fees	$8,748	$10,888
Federal funds sold	—	9
Interest-earning deposits with banks	47	26
Investments	201	39
Dividends on equity securities (restricted)	26	22

Total Interest and Dividend Income	9,022	10,984

INTEREST EXPENSE
Deposits
Demand	26	45
Savings	62	186
Time deposits below $100,000	875	1,388
Time deposits above $100,000	587	805
FHLB Advances	181	221
Other borrowings	44	61
Trust Preferred Securities	122	108

Total Interest Expense	1,897	2,814

NET INTEREST INCOME	7,125	8,170
PROVISION FOR LOAN LOSSES	1,950	1,145

NET INTEREST INCOME AFTER	5,175	7,025
PROVISION FOR LOAN LOSSES

NONINTEREST INCOME
Service charges	557	552
Fees, commissions and other income	615	574
Insurance and investment fees	109	98
Net realized gains on sale of investment securities	72	—
Life insurance investment income	114	87

Total Noninterest Income	1,467	1,311

NONINTEREST EXPENSES
Salaries and employee benefits	3,598	3,913
Occupancy and equipment expense	1,099	1,025
Advertising and public relations	90	85
Data processing and telecommunications	439	406
FDIC insurance premiums	431	675
Other real estate owned and repossessed vehicles, net	1,974	244
Other operating expenses	1,356	1,265

Total Noninterest Expenses	8,987	7,613

INCOME (LOSS) BEFORE INCOME TAXES	(2,345)	723

INCOME TAX EXPENSE	190	174

NET INCOME (LOSS)	$(2,535)	$549

Earnings (Loss) Per Share
Basic	$(0.25)	$0.05

Fully Diluted	$(0.25)	$0.05

Average Weighted Shares of Common Stock
Basic	10,010,178	10,010,178

Fully Diluted	10,010,178	10,010,178

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(IN THOUSANDS)

(UNAUDITED)

	2012	2011

Net Income (Loss)	$(2,535)	$549

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	(182)	21
Tax related to unrealized gains (losses)	62	(7)
Reclassification of realized (gains) during the period	(72)	—
Tax related to realized gains	24	—

Total other comprehensive income (loss)	(168)	14

Total comprehensive income (loss)	$(2,703)	$563

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$19,086	$18,306
Interest-bearing deposits with banks	71,683	72,170
Federal funds sold	58	77

Total Cash and Cash Equivalents	90,827	90,553

Investment securities
Available-for-sale	43,497	32,434

Loans receivable	573,752	597,816
Allowance for loan losses	(18,031)	(18,380)

Net Loans	555,721	579,436

Bank premises and equipment, net	32,897	33,141
Equity securities (restricted)	3,573	3,573
Other real estate owned	15,009	15,092
Accrued interest receivable	2,705	3,067
Life insurance investments	11,465	11,351
Goodwill and other intangibles	102	123
Deferred taxes	7,086	7,220
Other assets	5,565	4,394

Total Assets	$768,447	$780,384

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$112,812	$109,629
Interest-bearing	61,994	58,459
Savings deposits	98,861	94,569
Time deposits	425,418	445,658

Total Deposits	699,085	708,315

Federal Home Loan Bank advances	17,683	17,983
Accrued interest payable	1,873	1,796
Accrued expenses and other liabilities	1,690	1,471
Other borrowings	5,450	5,450
Trust preferred securities	16,496	16,496

Total Liabilities	742,277	751,511

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 10,010,178 shares issued and outstanding	20,020	20,020
Additional paid-in-capital	21,689	21,689
Retained earnings (deficit)	(15,620)	(13,085)
Accumulated other comprehensive income	81	249

Total Stockholders’ Equity	26,170	28,873

Total Liabilities and Stockholders’ Equity	$768,447	$780,384

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accum- ulated Other Compre- hensive Income (Loss)	Total Shareholders’ Equity	Compre- hensive Income (Loss)

Balance, December 31, 2010	10,010	$20,020	$21,689	$(4,175)	$(11)	$37,523
Net Income				549		549	$549

Unrealized loss on available-for-sale securities, net of $7 tax					14	14	14

Balance, March 31, 2011	10,010	$20,020	$21,689	$(3,626)	$3	$38,086	$563

Balance, December 31, 2011	10,010	$20,020	$21,689	$(13,085)	$249	$28,873
Net loss				(2,535)		(2,535)	$(2,535)

Realized gains on available- for-sale securities, net of $24 tax					(48)	(48)	(48)

Unrealized loss on available-for-sale securities, net of $62 tax					(120)	(120)	(120)

Balance, March 31, 2012	10,010	$20,020	$21,689	$(15,620)	$81	$26,170	$(2,703)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(IN THOUSANDS)

(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,535)	$549
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	642	580
Provision for loan losses	1,950	1,145
Income (less expenses) on life insurance	(114)	(87)
Gain on sale of securities available-for-sale	(72)
(Gain) loss on sale of fixed assets	(3)	4
(Gain) loss on sale of foreclosed real estate	63	(1)
Adjustment of carrying value of foreclosed real estate	1,410	—
Accretion of bond premiums/discounts	104	3
Deferred tax expense	220	1,564
Amortization of core deposit intangible	21	29
Net change in:
Interest receivable	362	234
Other assets	(1,171)	(1,903)
Accrued interest payable	77	40
Accrued expenses and other liabilities	219	104

Net Cash Provided by Operating Activities	1,173	2,261

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	18,418	16,916
Purchase of securities available-for-sale	(14,554)	(2,455)
Proceeds from sale and maturities of securities available-for-sale	3,205	1,061
Payments for the purchase of property and equipment	(414)	(781)
Proceeds from sales of property and equipment	19	5
Proceeds from sales of other real estate owned	1,957	148

Net Cash Provided by Investing Activities	8,631	14,894

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit borrowings	—	(4,900)
Net increase in other borrowings	—	5,200
Repayments to Federal Home Loan Bank	(300)	(5,300)
Net change in:
Demand deposits	6,718	11,066
Savings deposits	4,292	7,199
Time deposits	(20,240)	(1,934)

Net Cash Provided by (Used in) Financing Activities	(9,530)	11,331

Net increase in cash and cash equivalents	274	28,486
Cash and Cash Equivalents, Beginning of Period	90,553	82,529

Cash and Cash Equivalents, End of Period	$90,827	$111,015

Supplemental Disclosure of Cash Paid During the Period for:

Interest	$1,974	$2,854
Taxes	$—	$—

Supplemental Disclosure of Non Cash Transactions:

Other real estate acquired in settlement of foreclosed loans	$3,347	$1,354

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

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

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2012, and the results of operations for the three month periods ended March 31, 2012 and 2011. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

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

Effective July 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) called (the “Written Agreement”). At March 31, 2012, we believe we have not yet achieved full compliance with the Written Agreement but we have made progress in our compliance efforts under the Written Agreement and all of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

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

As of March 31, 2012, the Company fell below the minimum capital requirements as a result of the Tier 1 leverage ratio decreasing to 3.92%, which was below the minimum requirement of 4.00%. As of March 31, 2012 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of March 31, 2012 and December 31, 2011, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2012:
Total Capital to Risk Weighted Assets
The Company	$43,609	9.08%	38,420	8%	$	N/A	N/A
The Bank	51,056	10.61%	38,507	8%		48,134	10%
Tier 1 Capital Risk Weighted Assets:
The Company	30,119	6.27%	19,210	4%		N/A	N/A
The Bank	44,891	9.33%	19,254	4%		28,880	6%
Tier 1 Capital to Average Assets:
The Company	30,119	3.92%	30,749	4%		N/A	N/A
The Bank	44,891	5.83%	30,790	4%		38,488	5%

December 31, 2011:
Total Capital to Risk Weighted Assets
The Company	$45,856	9.15%	40,104	8%	$	N/A	N/A
The Bank	53,070	10.56%	40,189	8%		50,236	10%
Tier 1 Capital Risk Weighted Assets:
The Company	32,941	6.57%	20,052	4%		N/A	N/A
The Bank	46,641	9.28%	20,095	4%		30,142	6%
Tier 1 Capital to Average Assets:
The Company	33,461	4.23%	31,658	4%		N/A	N/A
The Bank	46,641	5.99%	31,160	4%		38,950	5%

NOTE 5	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
March 31, 2012
U.S. Government Agencies	$25,763	$108	$37	$25,834
Taxable municipals	1,749	77	48	1,778
Tax-exempt municipals	0	0	0	0
Mortgage backed securities	15,862	72	49	15,885

Total Securities AFS	$43,374	$257	$134	$43,497

December 31, 2011
U.S. Government Agencies	$21,405	$238	$10	$21,633
Taxable municipals	1,465	89	2	1,552
Tax-exempt municipals	1,043	11	—	1,054
Mortgage backed securities	8,144	67	16	8,195

Total Securities AFS	$32,057	$405	$28	$32,434

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
U.S. Government Agencies	$8,161	$37	$—	$—	$8,161	$37
Taxable municipals	810	48	—	—	810	48
Mtg. backed securities	8,637	49	—	—	8,637	49

Total Securities AFS	$17,608	$134	$—	$—	$17,608	$134

December 31, 2011
U.S. Government Agencies	$5,592	$10	$—	$—	$5,592	$10
Taxable municipals	572	2	—	—	572	2
Mtg. backed securities	4,055	16	—	—	4,055	16

Total Securities AFS	$10,219	$28	$—	$—	$10,219	$28

At March 31, 2012, the available-for-sale portfolio included twenty investments for which the fair market value was less than amortized cost. At December 31, 2011, the available-for-sale portfolio included eleven investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at March 31, 2012, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	139	142	2.62%
Due after five years through fifteen years	10,198	10,312	2.68%
Due after fifteen years	33,037	33,043	2.46%

Total	$43,374	$43,497	2.52%

Investment securities with a carrying value of $14.7 million and $15.7 million at March 31, 2012 and December 31, 2011, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $3.6 million and $3.6 million as of March 31, 2012 and December 31, 2011, respectively.

NOTE 6	LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	March 31, 2012	December 31, 2011
Real estate secured:
Commercial	$164,304	$170,789
Construction and land development	27,224	32,389
Residential 1-4 family	252,625	255,998
Multifamily	13,160	14,320
Farmland	38,480	40,106

Total real estate loans	495,793	513,602
Commercial	37,165	39,327
Agriculture	5,365	6,147
Consumer installment loans	35,221	38,522
All other loans	208	218

Total loans	$573,752	$597,816

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	March 31, 2012	December 31, 2011
Real estate secured:
Commercial	$21,458	$19,169
Construction and land development	2,902	5,583
Residential 1-4 family	4,274	4,829
Multifamily	1,846	2,101
Farmland	8,238	5,257

Total real estate loans	38,718	36,939
Commercial	4,120	4,522
Agriculture	793	854
Consumer installment loans	48	1
All other loans	—	—

Total loans receivable on nonaccrual status	$43,679	$42,316

Total interest income not recognized on nonaccrual loans for three months ended March 31, 2012 and 2011 was $439 thousand and $455 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of March 31, 2012 and December 31, 2011:

As of March 31, 2012 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$32,061	$350	$32,488	$35,642	$—
Construction and land development	5,983	47	5,012	9,992	—
Residential 1-4 family	8,467	111	8,713	8,792	—
Multifamily	889	20	1,164	1,164	—
Farmland	8,236	117	6,107	6,484	—
Commercial	3,279	16	3,029	3,693	—
Agriculture	560	4	599	895	—
Consumer installment loans	32	1	55	55	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	13,770	132	13,057	13,541	2,750
Construction and land development	2,326	26	2,363	2,384	468
Residential 1-4 family	7,200	95	7,927	8,218	1,096
Multifamily	907	7	1,814	1,814	516
Farmland	6,311	(185)	8,430	8,430	693
Commercial	1,863	3	1,868	1,868	480
Agriculture	625	9	609	609	411
Consumer installment loans	110	4	177	177	69
All other loans	—	—	—	—	—

Total	$92,619	$757	$93,412	$103,758	$6,483

As of December 31, 2011 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$32,370	$1,356	$31,633	$33,175	$—
Construction and land development	14,288	125	6,954	12,838	—
Residential 1-4 family	6,406	315	8,221	8,296	—
Multifamily	619	31	613	613	—
Farmland	13,005	435	10,364	10,554	—
Commercial	2,958	60	3,529	4,070	—
Agriculture	396	1	521	817	—
Consumer installment loans	4	1	9	9	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	9,887	691	14,482	14,973	2,794
Construction and land development	2,917	87	2,289	2,310	474
Residential 1-4 family	5,111	277	6,473	6,764	1,052
Multifamily	—	—	—	—	—
Farmland	2,354	119	4,192	4,192	605
Commercial	1,982	75	1,857	1,857	649
Agriculture	758	28	641	641	448
Consumer installment loans	41	3	43	43	24
All other loans	—	—	—	—	—

Total	$93,096	$3,604	$91,821	$101,152	$6,046

An age analysis of past due loans receivable was as follows:

As of March 31, 2012 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$2,276	$2,396	$11,911	$16,583	$147,721	$164,304	$—
Construction and land development	698	64	2,879	3,641	23,583	27,224	7
Residential 1-4 family	7,492	1,117	5,819	14,428	238,197	252,625	2,478
Multifamily	151	—	1,688	1,839	11,321	13,160	—
Farmland	1,262	29	7,273	8,564	29,916	38,480	—

Total real estate loans	11,879	3,606	29,570	45,055	450,738	495,793	2,485
Commercial	392	3	2,817	3,212	33,953	37,165	12
Agriculture	105	9	396	510	4,855	5,365	—
Consumer installment Loans	363	140	207	710	34,511	35,221	160
All other loans	16	2	10	28	180	208	10

Total loans	$12,755	$3,760	$33,000	$49,515	$524,237	$573,752	$2,667

As of December 31, 2011 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$9,754	$2,294	$7,771	$19,819	$150,970	$170,789	$—
Construction and land development	595	238	5,280	6,113	26,276	32,389	—
Residential 1-4 family	9,471	1,412	4,101	14,984	241,014	255,998	1,129
Multifamily	—	1,777	218	1,995	12,325	14,320	—
Farmland	2,841	624	3,800	7,265	32,841	40,106	—

Total real estate loans	22,661	6,345	21,170	50,176	463,426	513,602	1,129
Commercial	551	34	2,938	3,523	35,804	39,327	117
Agriculture	268	88	458	814	5,333	6,147	3
Consumer installment Loans	822	133	221	1,176	37,346	38,522	222
All other loans	26	9	33	68	150	218	33

Total loans	$24,328	$6,609	$24,820	$55,757	$542,059	$597,816	$1,504

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of March 31, 2012 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$106,056	$20,396	$37,707	$145	$164,304
Construction and land development	19,099	1,945	6,180	—	27,224
Residential 1-4 family	206,411	14,732	30,260	1,222	252,625
Multifamily	9,589	865	2,706	—	13,160
Farmland	19,050	5,542	13,663	225	38,480

Total real estate loans	360,205	43,480	90,516	1,592	495,793
Commercial	28,241	4,236	3,698	990	37,165
Agriculture	3,787	631	947	—	5,365
Consumer installment loans	33,061	821	1,307	32	35,221
All other loans	208	—	—	—	208

Total	$425,502	$49,168	$96,468	$2,614	$573,752

As of December 31, 2011 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$112,694	$18,377	$39,573	$145	$170,789
Construction and land development	23,203	1,224	7,962	—	32,389
Residential 1-4 family	209,863	17,137	27,730	1,268	255,998
Multifamily	11,727	1,909	684	—	14,320
Farmland	21,715	4,957	13,022	412	40,106

Total real estate loans	379,202	43,604	88,971	1,825	513,602
Commercial	32,018	2,045	4,227	1,037	39,327
Agriculture	4,743	678	726	—	6,147
Consumer installment loans	36,107	900	1,484	31	38,522
All other loans	218	—	—	—	218

Total	$452,288	$47,227	$95,408	$2,893	$597,816

NOTE 7	ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended March 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of March 31, 2012 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$5,671	$(1,631)	$—	$—	$2,040	$6,080
Construction and land development	3,848	(252)	69	—	(705)	2,960
Residential 1-4 family	3,759	(162)	2	—	5	3,604
Multifamily	148	—	—	—	459	607
Farmland	951	(187)	—	—	297	1,061

Total real estate loans	14,377	(2,232)	71	—	2,096	14,312
Commercial	1,883	(122)	3	—	64	1,828
Agriculture	486	(2)	10	—	234	728
Consumer installment loans	781	(43)	16	—	(169)	585
All other loans	2	—	—	—	—	2
Unallocated	851	—	—	—	(275)	576

Total	$18,380	$(2,399)	$100	$—	$1,950	$18,031

	Allowance for Loan Losses			Recorded Investment in Loans
As of March 31, 2012 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$2,750	$3,330	$6,080	$45,545	$118,759	$164,304
Construction and land development	468	2,492	2,960	7,375	19,849	27,224
Residential 1-4 family	1,096	2,508	3,604	16,640	235,985	252,625
Multifamily	516	91	607	2,978	10,182	13,160
Farmland	693	368	1,061	14,537	23,943	38,480

Total real estate loans	5,523	8,789	14,312	87,075	408,718	495,793
Commercial	480	1,348	1,828	4,897	32,268	37,165
Agriculture	411	317	728	1,208	4,157	5,365
Consumer installment loans	69	516	585	232	34,989	35,221
All other loans	—	2	2	—	208	208
Unallocated	—	576	576	—	—	—

Total	$6,483	$11,548	$18,031	$93,412	$480,340	$573,752

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

NOTE 8	TROUBLED DEBT RESTRUCTURINGS:

The following table presents information related to loans modified as troubled debt restructurings during the three months ended March 31, 2012 and 2011.

	For the three months ended March 31, 2012			For the three months ended March 31, 2011
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	7	$991	$989	2	$2,976	$2,972
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	2	109	109	1	124	124
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	9	1,100	1,098	3	3,100	3,096
Commercial	—	—	—	1	37	37
Agriculture	—	—	—	1	300	300
Consumer installment loans	3	25	24	4	67	67
All other loans	—	—	—	—	—	—

Total	12	$1,125	$1,122	9	$3,504	$3,500

During the three months ended March 31, 2012, the Company modified 12 loans that were considered to be troubled debt restructurings. We extended the terms for 6 of these loans and the interest rate was lowered for 3 of these loans. During the three months ended March 31, 2011, the Company modified 9 loans that were considered to be troubled debt restructurings. We extended the terms for 7 of these loans and the interest rate was lowered for 5 of these loans.

The following table presents information related to loans to modified as a troubled debt restructurings that defaulted during the three months ended March 31, 2012 and 2011, and within twelve months of their modification date. A troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

Troubled Debt Restructurings	For the three months ended		For the three months ended
That Subsequently Defaulted	March 31, 2012		March 31, 2011
During the Period	# of	Recorded	# of	Recorded
(Dollars are in thousands)	Loans	Investment	Loans	Investment
Real estate secured:
Commercial	5	$2,151	—	$—
Construction and land development	—	—	—	—
Residential 1-4 family	1	113	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—

Total real estate loans	6	2,264	—	—
Commercial	1	327	—	—
Agriculture	1	300	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Total	8	$2,891	—	$—

In determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings in its estimate. The Company evaluates all troubled debt restructurings for possible further impairment. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further writedown the carrying value of the loan. At March 31, 2012 there were $26.5 million in loans that are classified as troubled debt restructurings compared to $29.1 million at December 31, 2011.

NOTE 9	EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury method. For the three months ended March 31, 2012 and 2011, potential common shares were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended March 31,
	2012	2011
Net income (loss)	$(2,535)	$549
Weighted average shares outstanding	10,010,178	10,010,178
Dilutive shares for stock options	—	—

Weighted average dilutive shares outstanding	10,010,178	10,010,178

Basic earnings (loss) per share	$(0.25)	$0.05
Diluted earnings (loss) per share	$(0.25)	$0.05

NOTE 10	FAIR VALUES:

Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” provides a framework for measuring fair value under generally accepted accounting principles and requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans and other real estate acquired through foreclosure).

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $43.5 million and $32.4 million at March 31, 2012 and December 31, 2011, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans – The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans carried at fair value were $86.9 million and $85.8 million at March 31, 2012 and December 31, 2011, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amount of foreclosed assets were $15.0 million and $15.1 million at March 31, 2012 and December 31, 2011, respectively.

Assets and liabilities measured at fair value are as follows as of March 31, 2012 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$25,834	$—
Taxable municipals	—	1,778	—
Mortgage backed securities	—	15,885	—
(On a non-recurring basis) Other real estate owned	—	—	15,009
Impaired loans:
Real estate secured:
Commercial	—	—	42,795
Construction and land development	—	—	6,907
Residential 1-4 family	—	—	15,544
Multifamily	—	—	2,462
Farmland	—	—	13,844
Commercial	—	—	4,417
Agriculture	—	—	797
Consumer installment loans	—	—	163
All other loans	—	—	—

Total	$—	$43,497	$101,938

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
Impaired loans:
Real estate secured:
Commercial	—	—	43,321
Construction and land development	—	—	8,769
Residential 1-4 family	—	—	13,642
Multifamily	—	—	613
Farmland	—	—	13,951
Commercial	—	—	4,737
Agriculture	—	—	714
Consumer installment loans	—	—	28
All other loans	—	—	—

Total	$—	$32,434	$100,867

For the three months ended March 31, 2012 and 2011, the changes in other real estate owned Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

(Dollars are in thousands)	March 31, 2012 Other Real Estate Owned	March 31, 2011 Other Real Estate Owned
Balance, January 1	$15,092	$12,346
Acquired in settlement of loans	3,347	1,354
Proceeds from sale of other real estate owned	(1,957)	(148)
Gain (Loss) on sale of other real estate owned	(63)	1
Adjustments to carrying value	(1,410)	—

Balance, March 31	$15,009	$13,553

For the three months ended March 31, 2012 and 2011, the changes in Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

March 31, 2012 (Dollars are in thousands)	Other Real Estate Owned	Impaired Loans	Total
Balance, January 1	$15,092	$85,775	$100,867
Transfers into Level 3	3,347	1,154	4,501
Included in earnings	(1,473)	—	(1,473)
Sales and other reductions	(1,957)	—	(1,957)

Balance, March 31	$15,009	$86,929	$101,938

March 31, 2011 (Dollars are in thousands)	Other Real Estate Owned	Impaired Loans	Total
Balance, January 1	$12,346	$77,815	$90,161
Transfers into Level 3	1,354	4,252	5,606
Included in earnings	1	—	1
Sales and other reductions	(148)	—	(148)

Balance, March 31	$13,553	$82,067	$95,620

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at March 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$86,929	Appraised Value/Discounted Cash Flows/Market Value of Note	Appraisals and/or sales of comparable properties/Independent quotes	n/a

Other Real Estate Owned	$15,009	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Appraisal and/or sales of comparable properties/Independent quotes/bids	n/a

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of March 2012 and December 2011.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

March 31, 2012
Financial Instruments – Assets
Net Loans	$555,721	$559,255	$—	$472,326	$86,929

Financial Instruments – Liabilities
Time Deposits	425,418	430,262	—	430,262	—
FHLB Advances	17,683	17,536	—	17,536	—

December 31, 2011
Financial Instruments – Assets
Net Loans	$579,436	$588,888	$—	$493,661	$85,775

Financial Instruments – Liabilities
Time Deposits	445,658	451,312	—	451,312	—
FHLB Advances	17,983	17,756	—	17,756	—

NOTE 11	RECENT ACCOUNTING DEVELOPMENTS:

The following is a summary of recent authoritative announcements:

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

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

Written Agreement Progress Report

At March 31, 2012, we believe we have not yet achieved full compliance with the Agreement but we have made progress in our compliance efforts under the Agreement. We are aggressively working to comply with the Agreement and have timely submitted each required plan by its respective deadline. We have hired an independent consultant to assist us in these efforts and the following actions have taken place:

1.	With regard to corporate governance, we have established a weekly Director’s Loan Committee to oversee all loan approvals and all loan renewals, extensions and approvals for loans risk rated Special Mention or worse, as well as, exposures exceeding the Chief Credit Officer’s lending authority, This has enabled the Board to increase its oversight of the Bank’s largest credit exposures and problem credits, and enhanced the monitoring and compliance with all loan policies and procedures. Secondly, we have enhanced our reporting of credit quality to the board. Furthermore, we have adopted formal charters for our Nominating, Compliance, Compensation, and Loan Committees. A corporate governance policy was adopted by the Board of Directors on April 23, 2012.

2.	The requirement to assess the Board and management has been completed by an independent party. A report has been issued to the Board and recommendations are being followed. In September 2010, our President and CEO was added as a member of the Board and in November 2010, Eugene Hearl was added as a member of the Board. Mr. Hearl has over 40 years banking experience as President and CEO for two community banks and Regional President of a large regional financial institution.

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

In accordance with our capital plan, we expect to begin a common stock offering to existing shareholders and the public in the latter part of the second quarter 2012. A preliminary S-1 filing has been filed with Securities and Exchange Commission and is currently being reviewed for final approval.

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

7.	We have retained an independent third party to perform loan reviews on a quarterly basis in 2010 and 2011 and have engaged them to perform this function in June 2012 and December 2012. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period.

8.	To support the focus on problem credit management the Bank further developed, in March, 2011, a Special Assets department which reports to the Chief Credit Officer. Presently, the department has four workout specialists/Vice Presidents, one Vice President managing other real estate owned properties, an analyst, and two support personnel. Substantially all the relationships in the Bank with total commitments in excess of $500,000 which are risk rated Special Mention or worse are assigned to this department. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, watch list credits, and the Bank’s legal department. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates of the Bank’s twenty largest problem credits. A quarterly management watch list committee has been established to actively manage and monitor these credits.

9.	A new allowance for loan loss model was implemented and reviewed independently during 2010. The Board has approved a new allowance for loan loss policy. We have shifted duties for maintaining the allowance for loan loss model and credit reporting to a more experienced employee. The allowance for loan loss and the methodology supporting the results are approved quarterly by the Audit Committee of the Board of Directors, and ratified by the Board.

10.	We have significantly increased our asset based liquidity sources throughout 2010, 2011 and 2012 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations. We are further developing an investment portfolio, as well. The investment portfolio has grown to $43.5 million at March 31, 2012 from $4.7 million at December 31, 2010.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

The Company had net loss for the quarter ended March 31, 2012 of $2.5 million thousand as compared to net income of $549 thousand for the period ended March 31, 2011. Basic net loss per share was $0.25 for the quarter ended March 31, 2012 as compared to basic net income of $0.05 for the quarter ended March 31, 2011. The net loss is primarily the result of other real estate owned expenses of $2.0 million, of which $1.4 million is the result of other real estate owned properties writedowns, $2.0 million in loan loss provision, and a deferred tax valuation allowance of $1.1 million.

Total assets decreased to $768.4 million, or 1.53%, from $780.4 million at December 31, 2011. We intentionally are reducing our asset size in an attempt to improve our capital position and manage our net interest margin by reducing higher cost funding. We foresee total assets to continue shrinking in the near future as we manage to maintain a well-capitalized status under regulatory guidelines at the Bank level and return to well-capitalized on a consolidated basis.

At March 31, 2012, the Company fell below the minimum capital requirement for regulatory well-capitalized status as a result of the Tier 1 leverage ratio decreasing to 3.92%, which was below the minimum requirement of 4.00%. At December 31, 2011, the ratio was 4.23%. The Tier 1 risk based ratio was 6.27% at March 31, 2012, compared to 6.57% at December 31, 2011. The Total risked based capital ratio was 9.08% at March 31, 2012, compared to 9.15% at December 31, 2011.

At March 31, 2012 the Bank was well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at March 31, 2012 for the Bank: Tier 1 leverage ratio of 5.83%, Tier 1 risk based capital ratio of 9.33%, and Total risk based capital ratio of 10.61%. The ratios were as follows at December 31, 2011: Tier 1 leverage ratio of 5.99%, Tier 1 risk based capital ratio of 9.28%, and Total risk based capital ratio of 10.56%.

In the first quarter of 2012, we experienced a decrease in our net interest margin to 4.15%, as compared to 4.21% for the same period in 2011. This is reflected in the $1.1 million decrease in net interest income during the first quarter of 2012 as compared to the same period in 2011 primarily related to increased nonaccrual loans in 2012 and a decreased loan portfolio.

Total loans decreased to $573.8 million at March 31, 2012 from $597.8 million at year end 2011. This is the result of charge offs of $2.4 million for the first quarter of 2012, resolution of problem loans, decreased loan demand, tighter underwriting guidelines, and the intentional shrinking of the loan portfolio to increase regulatory capital ratios. We continue to serve our customers, and although the total loan portfolio has shrunk, we have renewed existing credits and have made new loans to qualified borrowers as well. We plan to decrease the loan portfolio in the near future as we reduce our exposure to certain risks and decrease nonperforming loans. Total deposits decreased $9.2 million from $708.3 million at December 31, 2011 to $699.1 million at March 31, 2012 as we have experienced shrinkage in time deposits due to the interest rate environment. However, we continue to experience core deposit growth through attractive consumer and commercial deposit products.

The deterioration of the residential and commercial real estate markets, as well as the extended recessionary period, have resulted in increases to our nonperforming assets. However, we are identifying potential problems early in an effort to minimize losses. The ratio of nonperforming assets to total assets is 7.98% at March 31, 2012 in comparison to 7.55% at December 31, 2011. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, increased to $61.4 million at March 31, 2012 from $58.9 million at December 31, 2011. The majority of these assets are real estate development projects and commercial real estate secured loans. We are working aggressively to reduce these totals primarily by working with the customer for additional collateral, or restructuring the debt. However, we also may have to foreclose, repossess collateral or take other prudent measures. We are uncertain how long these processes will take. In the three months of 2012, net charge offs were $2.3 million as compared to $6.7 million in the same period of 2011. The majority of the charge offs in the first three months of 2012 were related to real estate construction loans and commercial loans with collateral values that are dependent upon current market and economic conditions when these are ascertainable.

The provision for loan losses increased $805 thousand, or 70.31%, to $2.0 million for the first quarter of 2012 as compared to $1.1 million in the same period for 2011. At March 31, 2012 our allowance for loan losses totaled $18.0 million, or 3.14% of total loans, as compared to $18.4 million, or 3.07% of total loans as of December 31, 2011. At March 31, 2011 our allowance for loan losses totaled $19.7 million, or 2.88% of total loans. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to modify the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures.

Critical Accounting Policies

For discussion of our significant accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2011. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our provision for loan losses and the calculation of our deferred tax asset and valuation allowance.

The provision for loan losses reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to further deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the section on “Provision for Loan Losses” below.

Our deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. If all or a portion of the net deferred tax asset is determined to be unlikely to be realized, a valuation allowance is established to reduce the net deferred tax asset to the amount that is more likely than not to be realized. For further discussion of the deferred tax asset and valuation allowance, we refer you to the section on “Deferred Tax Asset and Income Taxes” below.

Balance Sheet Changes

At March 31, 2012, total assets were $768.4 million, a decrease of $12.0 million, or 1.53%, over December 31, 2011. Total deposits decreased $9.2 million, or 1.30%, for the first three months of 2012 to $699.1 million from $708.3 million at December 31, 2011. Total loans decreased $24.0 million, or 4.03%, to $573.8 million at March 31, 2012 from $597.8 million at December 31, 2011.

We continue to experience an increase in core deposits as noninterest bearing deposits increased 2.90%, or $3.2 million, from $109.6 million at December 31, 2011 to $112.8 million at March 31, 2012. Overall, we continue to experience growth in core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. We experienced an increase of $3.5 million in interest bearing deposits and an increase in savings deposits during the first quarter of 2012.

We experienced a decrease in time deposits of $20.3 million. This is the result of decreased interest rates offered in this very low interest rate environment. During 2012, interest rate sensitive deposits have withdrawn to seek other investment opportunities. We expect to continue to lose higher cost and rate sensitive deposits in the near future. However, we monitor deposits to ensure that we maintain adequate liquidity levels. We believe despite the deposit decrease, we have adequate liquidity.

Total loans decreased to $573.8 million at March 31, 2012 from $597.8 million at year end 2011. This is the result of charge offs of $2.4 million for the first three months of 2012, lower loan demand, tighter underwriting criteria, and resolution of problem loans. We plan to decrease the loan portfolio as we manage our capital levels to maintain the Bank’s and restore the Company’s well-capitalized status, reduce certain risks to various industry sectors that have posed higher risks in recent times, and resolve nonperforming loans. Even as we decrease our loan portfolio, we still are committed to serving our customers. We have hired commercial lending personnel, continue to train our loan officers to meet the needs of our customers, and are developing new business with qualified borrowers that will ensure a stronger loan portfolio in the future.

Net Interest Income and Net Interest Margin

Net interest income decreased $1.1 million, or 12.79%, to $7.1 million in the first quarter of 2012 from $8.2 million for the same period in 2011. Our net interest margin decreased to 4.15% in the first quarter of 2012 as compared to 4.21% for the same period in 2011. This is the result of the level of nonaccrual loans of $42.3 million at March 31, 2012 which negatively affects the net interest margin as these loans are nonearning assets and the decreased volume of loans, which are typically higher earning assets.

With regard to recognition of interest income on impaired loans, interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on non-accrual status. If the impaired loan is not on non-accrual status, then the interest income on the loan is computed using the effective interest method. If there is serious doubt about the collectability of an impaired loan, it is the Bank’s policy to stop accruing interest on a loan and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and prospects for future contractual payments are reasonably assured. In addition, funds generated from a shrinking loan portfolio are reinvested at lower interest rates in both overnight deposits for liquidity purposes and in investment securities. If non-accruing loans increase, it may reduce our net interest margin further. We continue to manage our yields on assets and our costs of funds to improve the net interest margin.

As mentioned earlier, our loan portfolio has decreased and as a result the interest income generated by these higher earning assets has been redeployed into investment securities, a lower yielding asset. The overall affect is a decrease in the interest income of the Bank.

Although our cost of funds has decreased due to deposits repricing at lower interest rates, the rate of this decrease in interest costs is not consistent with the rate of decrease in interest income; consequently, this is causing net interest income to decrease overall.

As the total assets decrease, we anticipate, however, that the net interest margin will still remain above 4%; accordingly, we are managing this critical source of earnings.

Noninterest Income

Noninterest income increased $156 thousand, or 11.90%, to $1.5 million in the first quarter of 2012 from $1.3 million in 2011. The increase is the result of a $72 thousand realized gain on the sale of investment securities and a $27 thousand increase in life insurance investment income from bank owned life insurance policies. We expect noninterest income to remain flat throughout 2012 as a result of regulatory changes; however, we continue to seek opportunities to improve noninterest income.

Noninterest Expense

Noninterest expense totaled $9.0 million for the first quarter of 2012 as compared to $7.6 million for the first quarter of 2011. The primary contributors to the increase in noninterest expenses for the quarter are the increase in other real estate owned expenses of $1.7 million and the increase in other operating expenses of $91 thousand.

Salaries and benefits decreased $315 thousand in the quarter-to-quarter comparison from $3.9 million at March 31, 2011 to $3.6 million for the same period in 2012. We decreased staffing during 2011 and are now starting to realize the reduced expenses. Total full time equivalent employees have decreased to 295 at March 31, 2012 from 333 at March 31, 2011, a reduction of 38, or 11.41%. In addition, we have frozen salaries for the year 2012 in order to control this expense. In the year 2012, we also lowered the 401-k matching contribution from matching dollar for dollar on the 5% employee contribution to 3%. We will be merging eight existing offices together to form four offices on May 31, 2012. We anticipate annual pre-tax savings from these consolidations to be approximately $1.0 million. In the future, we should continue to see improvements in salary and benefits expenses.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 104.60% for the first quarter of 2012 as compared to 80.30% for the same period in 2011. We anticipate this ratio to improve in 2012 as we realize cost savings from staff reductions and the announced branch mergers occurring in the second quarter of 2012 and engage fewer consultants.

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

The allowance for loan losses decreased to $18.0 million at March 31, 2012 as compared to $18.4 million at December 31, 2011. The allowance for loan losses at March 31, 2012 was approximately 3.14% of total loans as compared to 3.07% at December 31, 2011 and 2.88% at March 31, 2011. Net loans charged off for the first quarter of 2012 were $2.3 million, or 0.95% of average loans, and $6.7 million, or 0.95% of average loans, for the first quarter of 2011. The provision for loan losses was $2.0 million for the first quarter of 2012 as compared with $1.1 million in the same period for 2011.

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks of default and loan losses. At March 31, 2012, there were 172 loans in non-accrual status totaling $43.7 million, or 7.61% of total loans. At December 31, 2011, there were 170 loans in non-accrual status totaling $42.3 million, or 7.08% of total loans. The amounts of interest that would have been recognized on these loans were $439 thousand and $455 million for the three months ended March 31, 2012 and 2011, respectively. There were 45 loans past due 90 days or greater and still accruing interest totaling $2.7 million, or 0.46% of total loans at March 31, 2012. There were 47 loans past due 90 days or greater and still accruing interest totaling $1.5 million at year end 2011. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. There were $26.5 million in loans classified as troubled debt restructurings as of March 31, 2012 as compared to $29.1 million in loans classified as troubled debt restructurings as of December 31, 2011. Of the loans classified as troubled debt restructurings at March 31, 2012, $7.4 million were in non-accrual status, compared to $8.2 million at December 31, 2011. We do not have any commitments to lend additional funds to non-performing debtors.

Certain risks exist in the Bank’s loan portfolio. Historically, we have experienced significant annual loan growth until the past couple of years. However, there might be loans that have single pay maturities or demand loans that may be too new to have exhibited signs of weakness. Also, past expansions into new markets increase potential credit risk. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy pose threats to our portfolio. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but remain relatively stable. National real estate markets have experienced a more significant downturn and this has impacted our portfolio for certain out-of-market loans in the Coastal Carolina, northeastern Tennessee, and eastern

West Virginia markets. Prior to 2008, we had purchased participation construction loans in the Coastal Carolina area. The totals of these credits were $2.6 million at March 31, 2012 and $2.5 million at December 31, 2011. At March 31, 2012 and December 31, 2011 $55 thousand of the allowance for loan losses was allocated to these credits. The $100 thousand increase was the result of an asset exchange that occurred in the first quarter of 2012 in which we exchanged $1.7 million which consisted of $585 thousand in cash, $773 thousand in loans, and $338 thousand in other real estate owned, in exchange for 100% interest and control of the two remaining credit relationships totaling $2.6 million. As a result we were able to recover $69 thousand on the loans we exchanged. This market area poses higher risk to potential future write-downs if the real estate market conditions do not show improvements. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn although we do not believe this to be likely at least in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is to be determined by the loan officer. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss. For the year 2011, we engaged a third party loan review firm to conduct quarterly loan reviews and have engaged them to perform this function in 2012. Upon their review, loans risk ratings may change from the rating assigned by the respective lender. We have experienced fewer rating changes in more recent reviews indicating better risk identification for the loan portfolio in light of the experience from the severe recession. As a result of the trend of having fewer exceptions, we decreased the assigned risk to the allowance for loan loss model related to improper risk grades at March 31, 2012.

All loans classified as special mention, substandard, doubtful and loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits, generally through obtaining an appraisal. We generally consider an appraisal to be outdated when the appraisal is greater than 12 months old and the credit exhibits signs of weakness that warrant the possibility of relying on the collateral for repayment. An independent appraisal department reviews each appraisal to ensure compliance with USPAP requirements. The appraisal is further reviewed by the loan officer and Chief Credit Officer for reasonableness. If the appraisal value is questionable, an independent third party review of the appraisal is obtained. On adversely classified loans of all types, we may deem it necessary to obtain appraisals annually. If appraisals are obtained “as is,” we further discount the appraisals with an estimated selling cost of 10% for commercial and development properties and 6% for residential mortgages. If a current appraisal has not been obtained, we generally discount the most recent appraisal value by age: greater than one year through two years – 10%; two years to three years – 20%; greater than 3 years – 30%. We are further evaluating these loans with standard discounts to determine if updated appraisals are necessary and if the discounts are still relevant related to the current distressed real estate market as compared to the timing of the most recent appraisal. It is possible, in some circumstances, that the discount may be inadequate due to the timing of the last evaluation and current circumstances. In determining the FAS 5 component of our allowance, we do not directly consider the potential for outdated appraisals since that portion of our allowance is based on the analysis of the performance of loans with similar characteristics, external and internal risk factors. We consider the overall quality of our underwriting process in our internal risk factors, but the need to update appraisals is associated with loans identified as impaired under FAS 114. If an appraisal is older than one year, a new external certified appraisal may be obtained and used to determine impairment. If an exposure exists, a specific allowance is directly made for the amount of the potential loss in addition to estimated liquidation and disposal costs. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans increased to $93.4 million with a valuation allowance of $6.5 million at March 31, 2012 as compared to $91.8 million with a valuation allowance of $6.0 million at December 31, 2011. Of the $93.4 million recorded as impaired loans, $41.0 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Impaired loans increased $1.6 million, or 1.73%, from $91.8 million recorded as impaired loans at December 31, 2011. We determined we had $36.2 million in loans that required a valuation allowance of $6.5 million at March 31, 2012. At December 31, 2011 we had $30.0 million in loans that required a valuation allowance of $6.0 million. The $6.2 million increase in loans requiring a valuation allowance was the result of $4.2 million increase in commercial loans and a $1.8 million increase in real estate loans that required a valuation allowance. Management is aggressively working to reduce the impaired credits at minimal loss.

Although risk classifications and the level of downgrades may indicate a worsening of the asset quality of the loan portfolio, we believe that the enhancements we have made in the risk identification process that we have implemented through improved policies, quality external independent loan reviews, new credit administration and experience from the severe recession support a better demonstration of the loan portfolio than in the past. Accordingly, management reviewed the risk factors associated with the internal processes and assigned less risk to the portfolio at March 31, 2012 as the new policies and procedures have been in place for over one year and certain indicators support the decision to make these changes.

The allowance for loan loss at March 31, 2012 decreased 400 thousand to $18.0 million compared to $18.4 million at December 31, 2011. In addition to reducing the weighted risk factors associated with internal processes, we also reevaluated the impact of the historical loss factors associated with construction and development loans as we have seen this segment of the portfolio decrease significantly and most of the losses have been related to out of market loans which are insignificant now. We believe that the application of the historical loss factor is appropriate to all risk grades for this segment of the portfolio, but no longer is it necessary to increase the weight of this factor based on the risk grade except for nonresidential construction loans at a lower loss factor than before. The overall effect of the changes in the model for the first quarter resulted in not needing to increase the allowance for loan loss by an additional $1.7 million during the first quarter of 2012. Prior to adopting these changes, we obtained regulatory approval. We will further evaluate the model in upcoming quarters to determine if additional appropriate revisions may be made.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax asset of $7.1 million existed at March 31, 2012 as compared to a deferred tax asset of $7.2 million at December 31, 2011. The $100 thousand difference is primarily related to a $1.1 million valuation allowance recognized in the first quarter of 2012, which increased the total valuation allowance to $3.8 million at March 31, 2012, compared to $2.7 million at December 31, 2011. Management reviewed the March 31, 2012 deferred tax calculation to determine the need for a valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $3.8 million allowance, would be realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $3.7 million. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Liquidity

We closely monitor our liquidity and have increased liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments to $119.6 million at March 31, 2012 from $107.3 million at December 31, 2011. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2012.

At March 31, 2012, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $28.8 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. We have increased our investment portfolio from $32.4 million at December 31, 2011 to $43.5 million at March 31, 2012. Our strategy is to develop an investment portfolio for the Bank. We foresee purchasing additional securities in the near future as opportunities arise.

Our loan to deposit ratio decreased to 82.07% at March 31, 2012 from 84.40% at year end 2011. We anticipate this ratio to remain below 90% as we continue to decrease our loan portfolio throughout 2012. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Available third party sources of liquidity remain intact at March 31, 2012 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At March 31, 2012, we had borrowings from the Federal Home Loan Bank totaling $17.7 million as compared to $18.0 million at December 31, 2011. The decrease was due to regularly scheduled principal payments. Of these borrowings at March 31, 2012, none are overnight and subject to daily interest rate changes. Term notes of $10.2 million mature in the year 2012 and we anticipate paying these off as liquidity is available to do so. Two additional borrowings totaling $7.5 million have a maturity date in the year 2018, but reduce in principal amounts monthly. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $7.0 million in 2008 and $3.0 million in 2010 to the Treasury Board of Virginia for collateral on public funds. An additional $28.4 million was available on March 31, 2012 on the $56.1 million line of credit which is secured by a blanket lien on our residential real estate loans.

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

Concerning the Company’s liquidity, we continue to work on enhancing the Company’s liquidity. At the end of December 2011, we obtained regulatory approval to extend these director notes until June 30, 2012. We will most likely extend the director notes another six months pending regulatory approval and the directors’ consent. We do not foresee any problems with this occurring.

Capital Resources

Total capital at the end of the first quarter of 2012 was $26.2 million as compared to $29.0 million at the end of December 31, 2011. The decrease was due to the net loss of $2.5 million for the first quarter of 2012, which was primarily the result of other real estate owned expenses and writedowns, loan loss provisions and the deferred tax valuation allowance expense. The Bank was well capitalized as of March 31, 2012, as defined by the capital guidelines of bank regulations, however, the Company fell below the minimum capital requirements as a result of the Tier 1 leverage ratio decreasing to 3.92%, which was below the minimum requirement of 4.00%. The Company’s capital as a percentage of total assets was 3.41% at March 31, 2012 compared to 3.70% at December 31, 2011.

Total assets decreased during the first quarter of 2012 and we anticipate further decreasing assets to be the trend in 2012. Our primary source of capital comes from retained earnings. We developed a new strategic plan and capital plan in 2011. Under current economic conditions, we believe it is prudent to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Retained earnings are not alone sufficient to provide for this economic cycle and we believe we will need access to additional sources of capital. As part of our initiative to improve regulatory capital ratios, we are further reducing our higher risk assets, which results in a shrinking loan portfolio. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. These options we are fully implementing to increase capital. However, these efforts alone may not provide us adequate capital if further loan losses are realized. We plan on beginning a common stock offering in the latter part of the second quarter of 2012. A preliminary filing with the Securities and Exchange Commission on March 29, 2012 on Form S-1 was made but has not yet been made effective.

We currently have two outstanding borrowings totaling $5.45 million plus accrued interest to two directors. The maturity date of these notes has been extended to June 30, 2012. The Company is obligated to convert the debt into the Company’s common stock if, before the stated maturity, and on the same terms, including price, on which it is offered in the common stock offering. If the Company does not conduct an offering prior to the stated maturity, the Company has the option, but not the obligation, to convert the debt into shares of its common stock within 30 days of the stated maturity. We anticipate extending the due date another six months subject to regulatory approval and the agreement of the two directors which we foresee no problem in obtaining. Upon conversion of the notes, additional capital will be realized at the Company level and is expected to return the Company to well capitalized status at that time.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Earnings will continue to be retained to build capital.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended March 31, 2012 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company. The Bank is a co-defendant in a case brought by VFI Associates LLC, Burke LPI and Nicewonder, LPI in the Circuit Court of Russell County, Virginia on March 2, 2010. The main claim is that the Bank’s former President and a former Senior Vice President imputed liability to the Bank through their conduct in a personal business venture and that an unrecordable ground lease entered into after the Bank’s deed of trust was recorded is superior in right. The relief sought is principally equitable in nature and not for money damages. The Bank believes it will prevail in the litigation.

Item 1A. Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the exhibit index:

No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials for the Company’s 10-Q Report for the quarterly period ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text. (1)

(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer

Date:	May 8, 2012

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer

Date:	May 8, 2012