Form 10-Q
period 2012-06-30
NEW PEOPLES BANKSHARES INC
filed 2012-08-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number: 000-33411

NEW PEOPLES BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	31-1804543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

67 Commerce Drive Honaker, Virginia	24260
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (276) 873-7000

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2012
Common Stock, $2.00 par value	10,010,178

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2012	2011
INTEREST AND DIVIDEND INCOME
Loans including fees	$16,795	$21,402
Federal funds sold	1	9
Interest-earning deposits with banks	95	80
Investments	441	84
Dividends on equity securities (restricted)	55	50

Total Interest and Dividend Income	17,387	21,625

INTEREST EXPENSE
Deposits
Demand	54	89
Savings	120	324
Time deposits below $100,000	1,657	2,630
Time deposits above $100,000	1,112	1,574
FHLB Advances	331	444
Other borrowings	88	105
Trust Preferred Securities	247	200

Total Interest Expense	3,609	5,366

NET INTEREST INCOME	13,778	16,259
PROVISION FOR LOAN LOSSES	3,126	3,457

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,652	12,802

NONINTEREST INCOME
Service charges	1,199	1,159
Fees, commissions and other income	1,188	1,019
Insurance and investment fees	232	191
Net realized gains on sale of investment securities	337	—
Life insurance investment income	145	176

Total Noninterest Income	3,101	2,545

NONINTEREST EXPENSES
Salaries and employee benefits	7,107	7,859
Occupancy and equipment expense	2,184	2,144
Advertising and public relations	211	183
Data processing and telecommunications	889	798
FDIC insurance premiums	845	1,096
Other real estate owned and repossessed vehicles, net	3,247	2,490
Other operating expenses	2,756	2,660

Total Noninterest Expenses	17,239	17,230

LOSS BEFORE INCOME TAXES	(3,486)	(1,883)

INCOME TAX EXPENSE (BENEFIT)	1,587	(757)

NET LOSS	$(5,073)	$(1,126)

Loss Per Share
Basic	$(0.51)	$(0.11)

Fully Diluted	$(0.51)	$(0.11)

Average Weighted Shares of Common Stock
Basic	10,010,178	10,010,178

Fully Diluted	10,010,178	10,010,178

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2012	2011
INTEREST AND DIVIDEND INCOME
Loans including fees	$8,047	$10,514
Federal funds sold	1	—
Interest-earning deposits with banks	48	54
Investments	240	45
Dividends on equity securities (restricted)	29	28

Total Interest and Dividend Income	8,365	10,641

INTEREST EXPENSE
Deposits
Demand	28	44
Savings	58	138
Time deposits below $100,000	782	1,242
Time deposits above $100,000	525	769
FHLB Advances	150	223
Other borrowings	44	44
Trust Preferred Securities	125	92

Total Interest Expense	1,712	2,552

NET INTEREST INCOME	6,653	8,089
PROVISION FOR LOAN LOSSES	1,176	2,312

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,477	5,777

NONINTEREST INCOME
Service charges	642	607
Fees, commissions and other income	573	445
Insurance and investment fees	123	93
Net realized gains on sale of investment securities	265	—
Life insurance investment income	31	89

Total Noninterest Income	1,634	1,234

NONINTEREST EXPENSES
Salaries and employee benefits	3,509	3,946
Occupancy and equipment expense	1,085	1,119
Advertising and public relations	121	98
Data processing and telecommunications	450	392
FDIC insurance premiums	414	421
Other real estate owned and repossessed vehicles, net	1,273	2,246
Other operating expenses	1,400	1,395

Total Noninterest Expenses	8,252	9,617

LOSS BEFORE INCOME TAXES	(1,141)	(2,606)

INCOME TAX EXPENSE (BENEFIT)	1,397	(931)

NET LOSS	$(2,538)	$(1,675)

Loss Per Share
Basic	$(0.25)	$(0.17)

Fully Diluted	$(0.25)	$(0.17)

Average Weighted Shares of Common Stock
Basic	10,010,178	10,010,178

Fully Diluted	10,010,178	10,010,178

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(IN THOUSANDS)

(UNAUDITED)

	2012	2011
Net Loss	$(5,073)	$(1,126)

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	214	126
Tax related to unrealized gains (losses)	(73)	(43)
Reclassification of realized (gains) during the period	(337)	—
Tax related to realized gains	114	—

Total other comprehensive income (loss)	(82)	83

Total comprehensive loss	$(5,155)	$(1,043)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$16,957	$18,306
Interest-bearing deposits with banks	54,029	72,170
Federal funds sold	2	77

Total Cash and Cash Equivalents	70,988	90,553

Investment securities
Available-for-sale	46,187	32,434

Loans receivable	554,103	597,816
Allowance for loan losses	(18,065)	(18,380)

Net Loans	536,038	579,436

Bank premises and equipment, net	32,763	33,141
Equity securities (restricted)	3,348	3,573
Other real estate owned	11,597	15,092
Accrued interest receivable	2,648	3,067
Life insurance investments	11,801	11,351
Goodwill and other intangibles	81	123
Deferred taxes	5,645	7,220
Other assets	4,519	4,394

Total Assets	$725,615	$780,384

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$108,799	$109,629
Interest-bearing	63,326	58,459
Savings deposits	91,820	94,569
Time deposits	405,392	445,658

Total Deposits	669,337	708,315

Federal Home Loan Bank advances	7,158	17,983
Accrued interest payable	1,954	1,796
Accrued expenses and other liabilities	1,502	1,471
Other borrowings	5,450	5,450
Trust preferred securities	16,496	16,496

Total Liabilities	701,897	751,511

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY

Common stock – $2.00 par value; 50,000,000 shares authorized;	20,020	20,020
10,010,178 shares issued and outstanding
Additional paid-in-capital	21,689	21,689
Retained earnings (deficit)	(18,158)	(13,085)
Accumulated other comprehensive income	167	249

Total Stockholders’ Equity	23,718	28,873

Total Liabilities and Stockholders’ Equity	$725,615	$780,384

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accum- ulated Other Compre- hensive Income (Loss)	Total Shareholders’ Equity	Compre- hensive Income (Loss)
Balance, December 31, 2010	10,010	$20,020	$21,689	$(4,175)	$(11)	$37,523
Net loss				(1,126)		(1,126)	(1,126)

Unrealized gain on available-for-sale securities, net of $43 tax					83	83	83

Balance, June 30, 2011	10,010	$20,020	$21,689	$(5,301)	$72	$36,480	(1,043)

Balance, December 31, 2011	10,010	$20,020	$21,689	$(13,085)	$249	$28,873
Net loss				(5,073)		(5,073)	(5,073)

Realized gains on available-for-sale securities, net of $114 tax					(223)	(223)	(223)

Unrealized gain on available-for-sale securities, net of $73 tax					141	141	141

Balance, June 30, 2012	10,010	$20,020	$21,689	$(18,158)	$167	$23,718	(5,155)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(IN THOUSANDS)

(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,073)	$(1,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,277	1,245
Provision for loan losses	3,126	3,457
Income (less expenses) on life insurance	(450)	(176)
Gain on sale of securities available-for-sale	(337)	—
(Gain) loss on sale of fixed assets	(5)	152
Loss on sale of foreclosed real estate	201	47
Adjustment of carrying value of foreclosed real estate	2,316	1,869
Accretion of bond premiums/discounts	238	4
Deferred tax expense	1,617	631
Amortization of core deposit intangible	42	58
Net change in:
Interest receivable	419	332
Other assets	(125)	(2,452)
Accrued interest payable	158	75
Accrued expenses and other liabilities	31	(325)

Net Cash Provided by Operating Activities	3,435	3,791

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	35,911	30,655
Purchase of securities available-for-sale	(27,109)	(2,455)
Proceeds from sale and maturities of securities available-for-sale	13,331	2,853
Sale of Federal Home Loan Bank stock	225	145
Payments for the purchase of premises and equipment	(915)	(1,204)
Proceeds from sales of premises and equipment	21	168
Proceeds from sales of other real estate owned	5,339	2,655

Net Cash Provided by Investing Activities	26,803	32,817

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit borrowings	—	(4,900)
Net increase in other borrowings	—	5,200
Repayments to Federal Home Loan Bank	(10,825)	(5,600)
Net change in:
Demand deposits	4,037	10,544
Savings deposits	(2,749)	(8,127)
Time deposits	(40,266)	(27,344)

Net Cash Used in Financing Activities	(49,803)	(30,227)

Net (decrease) increase in cash and cash equivalents	(19,565)	6,381
Cash and Cash Equivalents, Beginning of Period	90,553	82,529

Cash and Cash Equivalents, End of Period	$70,988	$88,910

Supplemental Disclosure of Cash Paid During the Period for:

Interest	$3,767	$5,441
Taxes	$—	$—

Supplemental Disclosure of Non Cash Transactions:

Other real estate acquired in settlement of foreclosed loans	$4,361	$3,362

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

NOTE 2    ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2012, and the results of operations for the three month and six month periods ended June 30, 2012 and 2011. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three month and six month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3    FORMAL WRITTEN AGREEMENT:

Effective July 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) called (the “Written Agreement”). At June 30, 2012, we believe we have not yet achieved full compliance with the Written Agreement but we have made progress in our compliance efforts under the Written Agreement and all of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

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

As of June 30, 2012, the Company remained below the minimum capital requirements as a result of the Tier 1 leverage ratio decreasing to 3.72%, which was below the minimum requirement of 4.00%. As of June 30, 2012 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of June 30, 2012 and December 31, 2011, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2012:
Total Capital to Risk Weighted Assets
The Company	$41,632	9.07%	36,726	8%	$	N/A	N/A
The Bank	49,113	10.68%	36,788	8%		45,986	10%
Tier 1 Capital Risk Weighted Assets:
The Company	27,558	6.00%	18,363	4%		N/A	N/A
The Bank	43,213	9.40%	18,394	4%		27,591	6%
Tier 1 Capital to Average Assets:
The Company	27,558	3.72%	29,666	4%		N/A	N/A
The Bank	43,213	5.82%	29,703	4%		37,129	5%

December 31, 2011:
Total Capital to Risk Weighted Assets
The Company	$45,856	9.15%	40,104	8%	$	N/A	N/A
The Bank	53,070	10.56%	40,189	8%		50,236	10%
Tier 1 Capital Risk Weighted Assets:
The Company	32,941	6.57%	20,052	4%		N/A	N/A
The Bank	46,641	9.28%	20,095	4%		30,142	6%

Tier 1 Capital to Average Assets:
The Company	33,461	4.23%	31,658	4%	N/A	N/A
The Bank	46,641	5.99%	31,160	4%	38,950	5%

NOTE 5    INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale) are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
June 30, 2012
U.S. Government Agencies	$26,012	$260	$56	$26,216
Taxable municipals	856	5	5	856
Tax-exempt municipals	—	—	—	—
Mortgage backed securities	19,066	92	43	19,115

Total Securities AFS	$45,934	$357	$104	$46,187

December 31, 2011
U.S. Government Agencies	$21,405	$238	$10	$21,633
Taxable municipals	1,465	89	2	1,552
Tax-exempt municipals	1,043	11	—	1,054
Mortgage backed securities	8,144	67	16	8,195

Total Securities AFS	$32,057	$405	$28	$32,434

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
U.S. Government Agencies	$7,125	$56	$—	$—	$7,125	$56
Taxable municipals	281	5	—	—	281	5
Mtg. backed securities	9,924	43	—	—	9,924	43

Total Securities AFS	$17,330	$104	$—	$—	$17,330	$104

December 31, 2011
U.S. Government Agencies	$5,592	$10	$—	$—	$5,592	$10
Taxable municipals	572	2	—	—	572	2
Mtg. backed securities	4,055	16	—	—	4,055	16

Total Securities AFS	$10,219	$28	$—	$—	$10,219	$28

At June 30, 2012, the available-for-sale portfolio included twenty one investments for which the fair market value was less than amortized cost. At December 31, 2011, the available-for-sale portfolio included eleven investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at June 30, 2012, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	1,527	1,529	1.02%
Due after five years through fifteen years	11,764	11,771	1.75%
Due after fifteen years	32,643	32,887	2.21%

Total	$45,934	$46,187	2.05%

Investment securities with a carrying value of $19.6 million and $15.7 million at June 30, 2012 and December 31, 2011, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $3.3 million and $3.6 million as of June 30, 2012 and December 31, 2011, respectively.

NOTE 6    LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	June 30, 2012	December 31, 2011
Real estate secured:
Commercial	$160,710	$170,789
Construction and land development	25,288	32,389
Residential 1-4 family	244,520	255,998
Multifamily	12,944	14,320
Farmland	38,099	40,106

Total real estate loans	481,561	513,602
Commercial	33,677	39,327
Agriculture	5,287	6,147
Consumer installment loans	33,381	38,522
All other loans	197	218

Total loans	$554,103	$597,816

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	June 30, 2012	December 31, 2011
Real estate secured:
Commercial	$20,703	$19,169
Construction and land development	2,621	5,583
Residential 1-4 family	3,744	4,829
Multifamily	1,664	2,101
Farmland	9,075	5,257

Total real estate loans	37,807	36,939
Commercial	2,757	4,522
Agriculture	750	854
Consumer installment loans	15	1
All other loans	—	—

Total loans receivable on nonaccrual status	$41,329	$42,316

Total interest income not recognized on nonaccrual loans for six months ended June 30, 2012 and 2011 was $777 thousand and $1.1 million, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of June 30, 2012 and December 31, 2011:

As of June 30, 2012 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$30,406	$539	$27,096	$30,208	$—
Construction and land development	5,340	59	4,054	8,913	—
Residential 1-4 family	8,421	218	8,330	8,580	—
Multifamily	994	36	1,205	1,205	—
Farmland	8,433	(88)	8,828	9,182	—
Commercial	3,116	40	2,791	3,369	—
Agriculture	579	8	617	617	—
Consumer installment loans	68	7	140	140	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	14,739	151	16,677	17,339	3,778
Construction and land development	2,091	38	1,620	1,763	284
Residential 1-4 family	6,274	85	4,421	4,503	690
Multifamily	1,200	9	1,787	1,831	490
Farmland	5,658	37	4,352	4,436	788
Commercial	1,723	9	1,445	1,477	244
Agriculture	504	—	263	271	64
Consumer installment loans	93	3	60	60	18
All other loans	—	—	—	—	—

Total	$89,639	$1,151	$83,686	$93,894	$6,356

As of December 31, 2011 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$32,370	$1,356	$31,633	$33,175	$—
Construction and land development	14,288	125	6,954	12,838	—
Residential 1-4 family	6,406	315	8,221	8,296	—
Multifamily	619	31	613	613	—
Farmland	13,005	435	10,364	10,554	—
Commercial	2,958	60	3,529	4,070	—
Agriculture	396	1	521	817	—
Consumer installment loans	4	1	9	9	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	9,887	691	14,482	14,973	2,794
Construction and land development	2,917	87	2,289	2,310	474
Residential 1-4 family	5,111	277	6,473	6,764	1,052
Multifamily	—	—	—	—	—
Farmland	2,354	119	4,192	4,192	605
Commercial	1,982	75	1,857	1,857	649

Agriculture	758	28	641	641	448
Consumer installment loans	41	3	43	43	24
All other loans	—	—	—	—	—

Total	$93,096	$3,604	$91,821	$101,152	$6,046

An age analysis of past due loans receivable was as follows:

As of June 30, 2012 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$5,386	$1,314	$10,422	$17,122	$143,588	$160,710	$—
Construction and land development	730	142	510	1,382	23,906	25,288	48
Residential 1-4 family	8,275	1,964	4,006	14,245	230,275	244,520	2,880
Multifamily	163	1,842	—	2,005	10,939	12,944	—
Farmland	533	506	7,057	8,096	30,003	38,099	—

Total real estate loans	15,087	5,768	21,995	42,850	438,711	481,561	2,928
Commercial	377	73	2,134	2,584	31,093	33,677	62
Agriculture	162	15	306	483	4,804	5,287	—
Consumer installment Loans	666	59	58	783	32,598	33,381	47
All other loans	12	3	7	22	175	197	7

Total loans	$16,304	$5,918	$24,500	$46,722	$507,381	$554,103	$3,044

As of December 31, 2011 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$9,754	$2,294	$7,771	$19,819	$150,970	$170,789	$—
Construction and land development	595	238	5,280	6,113	26,276	32,389	—
Residential 1-4 family	9,471	1,412	4,101	14,984	241,014	255,998	1,129
Multifamily	—	1,777	218	1,995	12,325	14,320	—
Farmland	2,841	624	3,800	7,265	32,841	40,106	—

Total real estate loans	22,661	6,345	21,170	50,176	463,426	513,602	1,129
Commercial	551	34	2,938	3,523	35,804	39,327	117
Agriculture	268	88	458	814	5,333	6,147	3
Consumer installment Loans	822	133	221	1,176	37,346	38,522	222
All other loans	26	9	33	68	150	218	33

Total loans	$24,328	$6,609	$24,820	$55,757	$542,059	$597,816	$1,504

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of June 30, 2012 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$105,571	$18,353	$36,642	$144	$160,710
Construction and land development	18,039	1,300	5,949	—	25,288
Residential 1-4 family	198,904	15,348	28,958	1,310	244,520
Multifamily	9,759	465	2,720	—	12,944
Farmland	22,954	1,725	13,420	—	38,099

Total real estate loans	355,227	37,191	87,689	1,454	481,561
Commercial	25,109	4,635	3,236	697	33,677
Agriculture	4,118	234	932	3	5,287
Consumer installment loans	31,567	608	1,128	78	33,381
All other loans	197	—	—	—	197

Total	$416,218	$42,668	$92,985	$2,232	$554,103

As of December 31, 2011 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$112,694	$18,377	$39,573	$145	$170,789
Construction and land development	23,203	1,224	7,962	—	32,389
Residential 1-4 family	209,863	17,137	27,730	1,268	255,998
Multifamily	11,727	1,909	684	—	14,320
Farmland	21,715	4,957	13,022	412	40,106

Total real estate loans	379,202	43,604	88,971	1,825	513,602
Commercial	32,018	2,045	4,227	1,037	39,327
Agriculture	4,743	678	726	—	6,147
Consumer installment loans	36,107	900	1,484	31	38,522
All other loans	218	—	—	—	218

Total	$452,288	$47,227	$95,408	$2,893	$597,816

NOTE 7    ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended June 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of June 30, 2012 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$5,671	$(1,679)	$1	$—	$3,073	$7,066
Construction and land development	3,848	(280)	69	—	(734)	2,903
Residential 1-4 family	3,759	(679)	24	—	235	3,339
Multifamily	148	—	—	—	426	574
Farmland	951	(187)	—	—	383	1,147

Total real estate loans	14,377	(2,825)	94	—	3,383	15,029
Commercial	1,883	(625)	55	—	291	1,604
Agriculture	486	(2)	11	—	(78)	417
Consumer installment loans	781	(174)	25	—	(140)	492
All other loans	2	—	—	—	(1)	1
Unallocated	851	—	—	—	(329)	522

Total	$18,380	$(3,626)	$185	$—	$3,126	$18,065

	Allowance for Loan Losses			Recorded Investment in Loans
As of June 30, 2012 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$3,778	$3,288	$7,066	$43,773	$116,937	$160,710
Construction and land development	284	2,619	2,903	5,674	19,614	25,288
Residential 1-4 family	690	2,649	3,339	12,751	231,769	244,520
Multifamily	490	84	574	2,992	9,952	12,944
Farmland	788	359	1,147	13,180	24,919	38,099

Total real estate loans	6,030	8,999	15,029	78,370	403,191	481,561
Commercial	244	1,360	1,604	4,236	29,441	33,677
Agriculture	64	353	417	880	4,407	5,287
Consumer installment loans	18	474	492	200	33,181	33,381
All other loans	—	1	1	—	197	197
Unallocated	—	522	522	—	—	—

Total	$6,356	$11,709	$18,065	$83,686	$470,417	$554,103

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

NOTE 8    TROUBLED DEBT RESTRUCTURINGS:

The following table presents information related to loans modified as troubled debt restructurings during the six and three months ended June 30, 2012 and 2011.

	For the six months ended June 30, 2012			For the six months ended June 30, 2011
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	7	$991	$988	5	$3,779	$3,770
Construction and land Development	—	—	—	1	29	29
Residential 1-4 family	35	2,052	2,038	4	329	329
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	42	3,043	3,026	10	4,137	4,128
Commercial	—	—	—	1	37	35
Agriculture	—	—	—	1	300	300
Consumer installment loans	3	25	21	4	67	65
All other loans	—	—	—	—	—	—

Total	45	$3,068	$3,047	16	$4,541	$4,528

	For the three months ended June 30, 2012			For the three months ended June 30, 2011
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	3	$803	$803
Construction and land Development	—	—	—	1	29	29
Residential 1-4 family	34	2,002	1,989	3	205	205
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	34	2,002	1,989	7	1,037	1,037
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—

Total	34	$2,002	$1,989	7	$1,037	$1,037

During the six months ended June 30, 2012, the Company modified 45 loans that were considered to be troubled debt restructurings. We extended the terms for 6 of these loans and the interest rate was lowered for 35 of these loans. During the six months ended June 30, 2011, the Company modified 16 loans that were considered to be troubled debt restructurings. We extended the terms for 11 of these loans and the interest rate was lowered for 8 of these loans.

The following table presents information related to loans to modified as a troubled debt restructurings that defaulted during the six and three months ended June 30, 2012 and 2011, and within twelve months of their modification date. A troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

Troubled Debt Restructurings	For the six months ended June 30, 2012		For the six months ended June 30, 2011
That Subsequently Defaulted
During the Period	# of Loans	Recorded Investment	# of Loans	Recorded Investment
(Dollars are in thousands)
Real estate secured:
Commercial	4	$2,029	—	$—
Construction and land development	—	—	—	—
Residential 1-4 family	1	113	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—

Total real estate loans	5	2,142	—	—
Commercial	—	—	—	—
Agriculture	1	300	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Total	6	$2,442	—	$—

Troubled Debt Restructurings	For the three months ended June 30, 2012		For the three months ended June 30, 2011
That Subsequently Defaulted
During the Period	# of Loans	Recorded Investment	# of Loans	Recorded Investment
(Dollars are in thousands)
Real estate secured:
Commercial	1	$274	—	$—
Construction and land development	—	—	—	—
Residential 1-4 family	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—

Total real estate loans	1	274	—	—
Commercial	—	—	—	—
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Total	1	$274	—	$—

In determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings in its estimate. The Company evaluates all troubled debt restructurings for possible further impairment. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further writedown the carrying value of the loan. At June 30, 2012 there were $26.8 million in loans that are classified as troubled debt restructurings compared to $29.1 million at December 31, 2011.

NOTE 9    EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury method. For the three and six months ended June 30, 2012 and 2011, potential common shares were anti-dilutive and were not included in the calculation. Basic and diluted net loss per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net loss	$(2,538)	$(1,675)	$(5,073)	$(1,126)
Weighted average shares outstanding	10,010,178	10,010,178	10,010,178	10,010,178
Dilutive shares for stock options	—	—	—	—

Weighted average dilutive shares outstanding	10,010,178	10,010,178	10,010,178	10,010,178

Basic loss per share	$(0.25)	$(0.17)	$(0.51)	$(0.11)
Diluted loss per share	$(0.25)	$(0.17)	$(0.51)	$(0.11)

NOTE 10    FAIR VALUES:

Accounting Standards Codification (“ASC”) 820,“Fair Value Measurements and Disclosures” provides a framework for measuring fair value under generally accepted accounting principles and requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans and other real estate acquired through foreclosure).

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $46.2 million and $32.4 million at June 30, 2012 and December 31, 2011, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans – The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans carried at fair value were $77.3 million and $85.8 million at June 30, 2012 and December 31, 2011, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $11.6 million and $15.1 million at June 30, 2012 and December 31, 2011, respectively.

Assets and liabilities measured at fair value are as follows as of June 30, 2012 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$26,216	$—
Taxable municipals	—	856	—
Mortgage backed securities	—	19,115	—
(On a non-recurring basis)
Other real estate owned	—	—	11,597
Impaired loans:
Real estate secured:
Commercial	—	—	39,995
Construction and land development	—	—	5,390
Residential 1-4 family	—	—	12,061
Multifamily	—	—	2,502
Farmland	—	—	12,392
Commercial	—	—	3,992
Agriculture	—	—	816
Consumer installment loans	—	—	182
All other loans	—	—	—

Total	$—	$46,187	$88,927

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

For the six months ended June 30, 2012 and 2011, the changes in other real estate owned Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

(Dollars are in thousands)	June 30, 2012 Other Real Estate Owned	June 30, 2011 Other Real Estate Owned
Balance, January 1	$15,092	$12,346
Acquired in settlement of loans	4,361	3,362
Proceeds from sale of other real estate owned	(5,339)	(2,655)
Gain (Loss) on sale of other real estate owned	(201)	(47)
Adjustments to carrying value	(2,316)	(1,869)

Balance, June 30	$11,597	$11,137

For the six months ended June 30, 2012 and 2011, the changes in Level 3 assets measured at fair value on a nonrecurring basis are summarized as follows (dollars in thousands):

June 30, 2012 (Dollars are in thousands)	Other Real Estate Owned	Impaired Loans	Total
Balance, January 1	$15,092	$85,775	$100,867
Transfers into Level 3	4,361	(8,445)	(4,084)
Included in earnings	(2,517)	—	(2,517)
Sales and other reductions	(5,339)	—	(5,339)

Balance, June 30	$11,597	$77,330	$88,927

June 30, 2011 (Dollars are in thousands)	Other Real Estate Owned	Impaired Loans	Total
Balance, January 1	$12,346	$77,815	$90,161
Transfers into Level 3	3,362	8,084	11,446
Included in earnings	(1,916)	—	(1,916)
Sales and other reductions	(2,655)	—	(2,655)

Balance, June 30	$11,137	$85,899	$97,036

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired Loans	$77,330	Appraised Value/Discounted Cash Flows/Market Value of Note	Appraisals and/or sales of comparable properties/Independent quotes	n/a

Other Real Estate Owned	$11,597	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Appraisal and/or sales of comparable properties/Independent quotes/bids	n/a

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of June 2012 and December 2011.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2012
Financial Instruments – Assets
Net Loans	$536,038	$539,064	$—	$461,734	$77,330

Financial Instruments – Liabilities
Time Deposits	405,392	409,577	—	409,577	—
FHLB Advances	7,158	7,158	—	7,158	—

December 31, 2011
Financial Instruments – Assets
Net Loans	$579,436	$588,888	$—	$493,661	$85,775

Financial Instruments – Liabilities
Time Deposits	445,658	451,312	—	451,312	—
FHLB Advances	17,983	17,756	—	17,756	—

NOTE 11    RECENT ACCOUNTING DEVELOPMENTS:

The following is a summary of recent authoritative announcements:

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements except for expanded disclosures.

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

Written Agreement Progress Report

At June 30, 2012, we believe we have not yet achieved full compliance with the Agreement but we have made progress in our compliance efforts under the Agreement. We are aggressively working to comply with the Agreement and have timely submitted each required plan by its respective deadline. We have hired an independent consultant to assist us in these efforts and the following actions have taken place:

1.	With regard to corporate governance, we have established a weekly Director’s Loan Committee to oversee all loan approvals and all loan renewals, extensions and approvals for loans risk rated Special Mention or worse, as well as, exposures exceeding the Chief Credit Officer’s lending authority. This has enabled the Board to increase its oversight of the Bank’s largest credit exposures and problem credits, and enhanced the monitoring and compliance with all loan policies and procedures. Secondly, we have enhanced our reporting of credit quality to the board. Furthermore, we have adopted formal charters for our Nominating, Compliance, Compensation, and Loan Committees. A corporate governance policy was adopted by the Board of Directors on April 23, 2012.

2.	The requirement to assess the Board and management has been completed by an independent party. A report has been issued to the Board and recommendations are being followed. In September 2010, our President and CEO was added as a member of the Board and in November 2010, Eugene Hearl was added as a member of the Board. Mr. Hearl has over 40 years banking experience as President and CEO for two community banks and Regional President of a large regional financial institution.

In addition, training is a key initiative of both the Board of Directors and employees. Further training of the Board and employees has been implemented and will be ongoing.

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

In accordance with our capital plan, we have begun a common stock offering in July 2012 to existing shareholders followed by an offering to the public during the third quarter of 2012. We anticipate the closing of the offering to be on October 15, 2012 although it may be extended to no later than December 31, 2012.

4.	Loan policies have been revised; an online approval and underwriting system for loans has been implemented; underwriting, monitoring and management of credits and collections have been enhanced; frequency of external loan reviews increased; and the focus on problem loans intensified at all levels in the organization. As a result, we are more timely in identifying problem loans. In the future, continuing these procedures should strengthen asset quality substantially. Further training of lending personnel is ongoing regarding proper risk grading of credits and identification of problem credits.

5.	Enhanced loan concentration identification and new procedures for monitoring and managing concentrations have been implemented. Loan concentration targets have been established and efforts continue to reduce higher risk concentrations. In particular, construction and development loans and commercial real estate loans have been reduced and continue to decrease toward acceptable levels as determined by the new policies.

6.	To strengthen management of credit quality and loan production, we added a new Chief Credit Officer, Stephen Trescot, in the first quarter of 2011 who brings vast credit administration experience to our management team. Sharon Borich, our former Chief Credit Officer, assumed the role of Senior Lending Officer with oversight of loan production and business development which is her area of expertise. In addition to new lending policies and procedures, the management of all real estate development projects and draws has been centralized. We have segregated the duties of lenders for greater specialization of commercial and retail lending responsibilities. As a result we have formed a Commercial Loan division that is supervised by the Senior Vice President and Senior Lending Officer. The retail loans are primarily the responsibility of branch personnel who report to branch managers and respective area managers.

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

7.	We have retained an independent third party to perform loan reviews on a quarterly basis in 2010 and 2011 and have engaged them to perform this function in June 2012 and December 2012. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period.

8.	To support the focus on problem credit management the Bank further developed, in March, 2011, a Special Assets department which reports to the Chief Credit Officer. Presently, the department has four workout specialists/Vice Presidents, one Vice President managing other real estate owned properties, an analyst, and two support personnel. Substantially all the relationships in the Bank with total commitments in excess of $500,000 which are risk rated Special Mention or worse are assigned to this department. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, watch list credits, and the Bank’s legal department. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates of the Bank’s twenty largest problem credits. A quarterly management watch list committee has been established to actively manage and monitor these credits.

9.	A new allowance for loan loss model was implemented and reviewed independently during 2010. The Board has approved a new allowance for loan loss policy. We have shifted duties for maintaining the allowance for loan loss model and credit reporting to a more experienced employee. The allowance for loan loss and the methodology supporting the results are approved quarterly by the Audit Committee of the Board of Directors, and ratified by the Board.

10.	We have significantly increased our asset based liquidity sources throughout 2010, 2011 and 2012 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations. We are further developing an investment portfolio, as well. The investment portfolio has grown to $46.2 million at June 30, 2012 from $4.7 million at December 31, 2010.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

The Company had net loss for the quarter ended June 30, 2012 of $2.5 million as compared to a net loss of $1.7 million for the quarter ended June 30, 2011. Year-to-date June 30, 2012, the Company had a net loss of $5.1 million as compared to a net loss of $1.1 million for the same period in 2012. Basic net loss per share was $0.25 for the quarter ended June 30, 2012 as compared to basic net loss of $0.17 for the quarter ended June 30, 2011. Basic net loss per share was $0.51 for the six months ended June 30, 2012 as compared to net loss per share of $0.11 for the six months ended June 30, 2011. The net loss year-to-date is primarily the result of other real estate owned expenses of $3.2 million, of which $2.3 million is the result of other real estate owned properties writedowns, $3.1 million in loan loss provision, and a deferred tax valuation allowance of $2.9 million.

Total assets decreased to $725.6 million, or 7.02%, from $780.4 million at December 31, 2011. We intentionally are reducing our asset size in an attempt to improve our capital position and manage our net interest margin by reducing higher cost funding. We foresee total assets to continue shrinking in the near future as we manage to maintain a well-capitalized status under regulatory guidelines at the Bank level and return to well-capitalized on a consolidated basis. Depending upon the success of the common stock offering being conducted in the third and fourth quarters 2012, we may not shrink the Bank at the rate as in the recent past.

At June 30, 2012, the Company remained below the minimum capital requirement for regulatory well-capitalized status as a result of the Tier 1 leverage ratio decreasing to 3.72%, which was below the minimum requirement of 4.00%. At December 31, 2011, the ratio was 4.23%. The Tier 1 risk based ratio was 6.00% at June 30, 2012, compared to 6.57% at December 31, 2011. The Total risked based capital ratio was 9.07% at June 30, 2012, compared to 9.15% at December 31, 2011. We anticipate returning the Company to well capitalized status in the third quarter when we convert the $5.5 million notes payable to two Board members to common stock subject to regulatory approval which we anticipate receiving in the third quarter of 2012.

At June 30, 2012 the Bank remains well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at June 30, 2012 for the Bank: Tier 1 leverage ratio of 5.82%, Tier 1 risk based capital ratio of 9.40%, and Total risk based capital ratio of 10.68%. The ratios were as follows at December 31, 2011: Tier 1 leverage ratio of 5.99%, Tier 1 risk based capital ratio of 9.28%, and Total risk based capital ratio of 10.56%.

In the second quarter of 2012, we experienced a decrease in our net interest margin to 4.02%, as compared to 4.28% for the same period in 2011. This is reflected in the $1.4 million decrease in net interest income during the second quarter of 2012 as compared to the same period in 2011 primarily related to the decreased loan portfolio and due to a one-time adjustment in which we reversed approximately $500 thousand in nonaccrual interest income from interest income and reduced the investment in nonaccrual loans.

Total loans decreased to $554.1 million at June 30, 2012 from $597.8 million at year end 2011. This is the result of charge offs of $3.6 million for the first half of 2012, resolution of problem loans, decreased loan demand, tighter underwriting guidelines, and the intentional shrinking of the loan portfolio to increase regulatory capital ratios. We continue to serve our customers, and although the total loan portfolio has shrunk, we have renewed existing credits and have made new loans to qualified borrowers as well. We anticipate continued decreases in the loan portfolio in the near future as we reduce our exposure to certain credit and market risks and decrease nonperforming loans. Increased focus is being made by the lending personnel to further develop new and existing lending relationships and will help slow the pace of total loans declining. Total deposits decreased $39.0 million from $708.3 million at December 31, 2011 to $669.3 million at June 30, 2012 as we have experienced shrinkage in time deposits due to the interest rate environment.

The deterioration of the residential and commercial real estate markets, as well as the extended recessionary period, have resulted in increases to our nonperforming assets. However, we are identifying potential problems early in an effort to minimize losses. The ratio of nonperforming assets to total assets is 7.69% at June 30, 2012 to 7.55% at December 31, 2011. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $56.0 million at June 30, 2012 from $58.9 million at December 31, 2011. The majority of these assets are real estate development projects and commercial real estate secured loans. We are working aggressively to reduce these totals primarily by working with the customer for additional collateral, or restructuring the debt. However, we also may have to foreclose, repossess collateral or take other prudent measures. We are uncertain how long these processes will take. We believe we are making good progress and the level of nonperforming assets slightly decreased in the second quarter. In the first six months of 2012, net charge offs were $3.4 million as compared to $9.9 million in the same period of 2011. The majority of the charge offs in the first six months of 2012 were related to real estate construction loans and commercial loans with collateral values that are dependent upon current market and economic conditions when these are ascertainable.

The provision for loan losses decreased $1.1 million, or 49.13%, to $1.2 million for the second quarter of 2012 as compared to $2.3 million in the same period for 2011. At June 30, 2012 our allowance for loan losses totaled $18.1 million, or 3.26% of total loans, as compared to $18.4 million, or 3.07% of total loans as of December 31, 2011. At June 30, 2011 our allowance for loan losses totaled $18.7 million, or 2.82% of total loans. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to modify the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures.

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

Balance Sheet Changes

At June 30, 2012, total assets were $725.6 million, a decrease of $54.8 million, or 7.02%, over December 31, 2011. Total deposits decreased $39.0 million, or 5.50%, for the first six months of 2012 to $669.3 million from $708.3 million at December 31, 2011. Total loans decreased $43.7 million, or 7.49%, to $554.1 million at June 30, 2012 from $597.8 million at December 31, 2011.

Core deposits remained substantially at the same level as noninterest bearing deposits slightly decreased 0.76%, or $830 thousand, from $109.6 million at December 31, 2011 to $108.8 million at June 30, 2012. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. We experienced an increase of $4.8 million in interest bearing deposits and a $2.8 million decrease in savings deposits during the first six months of 2012.

We experienced a decrease in time deposits of $40.3 million. This is the result of decreased interest rates offered in this very low interest rate environment. During 2012, interest rate sensitive deposits have withdrawn to seek other investment opportunities. We expect to continue to lose higher cost and rate sensitive deposits in the near future, but at a decreased pace than in the past. However, we monitor deposits to ensure that we maintain adequate liquidity levels. We believe despite the deposit decrease, we have adequate liquidity.

Total loans decreased to $554.1 million at June 30, 2012 from $597.8 million at year end 2011. This is the result of charge offs of $3.6 million for the first six months of 2012, lower loan demand, tighter underwriting criteria, and resolution of problem loans. We plan to decrease the loan portfolio as we manage our capital levels to maintain the Bank’s and restore the Company’s well-capitalized status, reduce certain risks to various industry sectors that have posed higher risks in recent times and resolve nonperforming loans. Even as we decrease our loan portfolio, we still are committed to serving our customers. We have hired commercial lending personnel, continue to train our loan officers to meet the needs of our customers, and are developing new business with qualified borrowers that will ensure a stronger loan portfolio in the future.

Other real estate owned decreased $3.5 million, or 23.16%, to $11.6 million at June 30, 2012 from $15.1 million at December 31, 2011. During the first half of 2012, we acquired $4.4 million in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $5.3 million of our properties with losses of $201 thousand realized as a result of the sales. We also had to record writedowns on other real estate owned properties in the amount of $2.3 million for the first half of 2012. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. We have designated employees to monitor other real estate owned properties to ensure proper fair market values of these assets and to ensure that maintenance and improvements are made to make these properties more marketable.

Net Interest Income and Net Interest Margin

Net interest income decreased $1.4 million, or 17.75%, to $6.7 million for the second quarter of 2012 from $8.1 million for the same period in 2011. Our net interest margin decreased to 4.02% in the second quarter of 2012 as compared to 4.28% for the same period in 2011. This is the result of the level of nonaccrual loans of $41.3 million at June 30, 2012 which negatively affects the net interest margin as these loans are nonearning assets. It is also affected by the decreased volume of loans, which are typically higher earning assets. In addition, the adjustment related to nonaccrual interest accounting recognition resulted in a one-time reduction of interest income of approximately $500 thousand. We do not foresee this reoccurring.

With regard to recognition of interest income on impaired loans, interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on nonaccrual status. If the impaired loan is not on nonaccrual status, then the interest income on the loan is computed using the effective interest method. If there is serious doubt about the collectability of an impaired loan, it is the Bank’s policy to stop accruing interest on a loan and classify that loan as nonaccrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and prospects for future contractual payments are reasonably assured. In addition, funds generated from a shrinking loan portfolio are reinvested at lower interest rates in both overnight deposits for liquidity purposes and in investment securities. If nonaccruing loans increase, it may reduce our net interest margin further. We continue to manage our yields on assets and our costs of funds to attempt to improve the net interest margin.

As mentioned earlier, our loan portfolio has decreased and as a result the interest income generated by these higher earning assets has been redeployed into investment securities, a lower yielding asset. The overall effect is a decrease in the interest income of the Bank.

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

Noninterest Income

Noninterest income increased $400 thousand, or 32.41%, to $1.6 million in the second quarter of 2012 from $1.2 million for the same period in 2011. The increase is the result of a $265 thousand realized gain on the sale of investment securities and a $128 thousand increase in fees, commission, and other income. We expect noninterest income to remain flat throughout 2012 as a result of regulatory changes; however, we continue to seek opportunities to improve noninterest income.

Noninterest Expense

Noninterest expense totaled $8.3 million for the second quarter of 2012 as compared to $9.6 million for the second quarter of 2011. The primary contributor to the decrease in noninterest expenses for the quarter is the decrease in other real estate owned expenses of $973.

Salaries and benefits decreased $437 thousand in the quarter-to-quarter comparison from $3.9 million at June 30, 2011 to $3.5 million for the same period in 2012. We decreased staffing during 2011 and are now starting to realize the reduced expenses. Total full time equivalent employees have decreased to 287 at June 30, 2012 from 332 at June 30, 2011, a reduction of 45, or 13.55%. In addition, we have frozen salaries for the year 2012 in order to control this expense. In the year 2012, we also lowered the 401-k matching contribution from matching dollar for dollar on the 5% employee contribution to 3%. On May 31, 2012 we merged eight existing offices together to form four offices which reduced our total number of branches to 23. We anticipate annual pre-tax savings from these consolidations to be approximately $1.0 million. In the future, we are continuing to focus on reducing salary and benefits expenses.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 99.58% for the second quarter of 2012 as compared to 103.15% for the same period in 2011. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio. We anticipate this ratio to improve in 2012 as we realize cost savings from staff reductions and the branch mergers that occurred in the second quarter of 2012. We believe that other real estate owned write-downs may reduce from the past as these have been primarily related to construction and development type properties that have been significantly impacted due to recent market valuation trends. Our level of these properties is much lower and reflect current market values.

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

The allowance for loan losses decreased modestly to $18.1 million at June 30, 2012 as compared to $18.4 million at December 31, 2011. Even so, the allowance for loan losses at June 30, 2012 was approximately 3.26% of total loans as compared to 3.07% at December 31, 2011 and 2.82% at June 30, 2011. Net loans charged off for the first six months of 2012 were $3.4 million, or 1.20% of average loans, and $9.9 million, or 2.89% of average loans, for the first six months of 2011. The provision for loan losses was $1.2 million for the second quarter of 2012 as compared with $2.3 million in the same period for 2011.

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks of default and loan losses. At June 30, 2012, there were 148 loans in non-accrual status totaling $41.3 million, or 7.46% of total loans. At December 31, 2011, there were 170 loans in non-accrual status totaling $42.3 million, or 7.08% of total loans.

The amounts of interest that would have been recognized on these loans were $777 thousand and $1.1 million for the six months ended June 30, 2012, 2012 and 2011, respectively. There were 39 loans past due 90 days or greater and still accruing interest totaling $3.0 million, or 0.55% of total loans at June 30, 2012. There were 47 loans past due 90 days or greater and still accruing interest totaling $1.5 million at year end 2011. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. There were $26.8 million in loans classified as troubled debt restructurings as of June 30, 2012 as compared to $29.1 million in loans classified as troubled debt restructurings as of December 31, 2011. Of the loans classified as troubled debt restructurings at June 30, 2012, $7.8 million were in non-accrual status, compared to $8.2 million at December 31, 2011. We do not have any commitments to lend additional funds to non-performing debtors.

Certain risks exist in the Bank’s loan portfolio. Historically, we had experienced significant annual loan growth until the past couple of years. Consequently, there might be loans that have single pay maturities or demand loans that may be too new to have exhibited signs of weakness. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. The recent negative trends in the national real estate market and economy continue to pose threats to our portfolio. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but remain relatively stable. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn although we do not believe this to be likely at least in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

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

All loans classified as special mention, substandard, doubtful and loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits, generally through obtaining an appraisal. We generally consider an appraisal to be outdated when the appraisal is greater than 12 months old and the credit exhibits signs of weakness that warrant the possibility of relying on the collateral for repayment. An independent appraisal department reviews each appraisal to ensure compliance with the Uniform Standards of Professional Appraisal Practice (“USPAP”) requirements. The appraisal is further reviewed by the loan officer and Chief Credit Officer for reasonableness. If the appraisal value is questionable, an independent third party review of the appraisal is obtained. On adversely classified loans of all types, we may deem it necessary to obtain appraisals annually. If appraisals are obtained “as is,” we further discount the appraisals with an estimated selling cost of 10% for commercial and development properties and 6% for residential mortgages. If a current appraisal has not been obtained, we generally discount the most recent appraisal value by age: greater than one year through two years – 10%; two years to three years – 20%; greater than 3 years – 30%. We are further evaluating these loans with standard discounts to determine if updated appraisals are necessary and if the discounts are still relevant related to the current distressed real estate market as compared to the timing of the most recent appraisal. It is possible, in some circumstances, that the discount may be inadequate due to the timing of the last evaluation and current circumstances. In determining the ASC 450 component of our allowance, we do not directly consider the potential for outdated appraisals since that portion of our allowance is based on the analysis of the performance of loans with similar characteristics, external and internal risk factors. We consider the overall quality of our underwriting process in our internal risk factors, but the need to update appraisals is associated with loans identified as impaired under ASC 310. If an appraisal is older than one year, a new external certified appraisal may be obtained and used to determine impairment. If an exposure exists, a specific allowance is directly made for the amount of the potential loss in addition to estimated liquidation and disposal costs. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans decreased to $83.7 million with $30.6 million requiring a valuation allowance of $6.4 million at June 30, 2012 as compared to $91.8 million with $30.0 million requiring a valuation allowance of $6.0 million at December 31, 2011. Of the $83.7 million recorded as impaired loans, $40.5 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more.

Management is aggressively working to reduce the impaired credits at minimal loss.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax asset of $5.6 million existed at June 30, 2012 as compared to a deferred tax asset of $7.2 million at December 31, 2011. During the first half of 2012 a $2.9 million deferred tax asset valuation allowance was recorded, which increased the total valuation allowance to $5.6 million at June 30, 2012, compared to $2.7 million at December 31, 2011. Management reviewed the June 30, 2012 deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that an additional deferred tax asset valuation allowance was required. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $5.6 million allowance, would be realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $3.8 million. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments were $97.6 million at June 30, 2012 down from $107.3 million at December 31, 2011. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2012.

At June 30, 2012, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $26.6 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. We have increased our investment portfolio from $32.4 million at December 31, 2011 to $46.2 million at March 31, 2012. Our strategy is to further develop the investment portfolio for the Bank. We foresee purchasing additional securities in the near future as opportunities arise.

Our loan to deposit ratio decreased to 82.78% at March 31, 2012 from 84.40% at year end 2011. We anticipate this ratio to remain below 90% as we continue to decrease our loan portfolio throughout 2012. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Available third party sources of liquidity remain intact at June 30, 2012 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At June 30, 2012, we had borrowings from the Federal Home Loan Bank totaling $7.2 million as compared to $18.0 million at December 31, 2011. None is overnight and subject to daily interest rate changes. The borrowings have a maturity date in the year 2018, but reduce in principal amounts monthly. The decrease of $10.8 million was due to regularly scheduled principal payments and the early payoff of the term notes of $10.2 million during the second quarter of 2012 that were to mature in the third quarter 2012. We incurred $90 thousand in prepayment penalties during the second quarter as a result of this early payoff; however, with securities gains realized on the sales of some investment securities with future interest expense reductions related to the term borrowing with the FHLB, we anticipate approximately a $125 thousand increase in earnings by year end 2012. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $7.0 million in 2008 and $3.0 million in 2010 to the Treasury Board of Virginia for collateral on public funds. An additional $41.0 million was available on June 30, 2012 on the $58.1 million line of credit which is secured by a blanket lien on our residential real estate loans.

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

Concerning the Company’s liquidity, we continue to work on enhancing the Company’s liquidity. At the end of June 2012, we obtained regulatory approval to extend the director notes until December 31, 2012. We anticipate converting these notes to common stock on or around September 15, 2012 subject to regulatory approval.

Capital Resources

Total capital at the end of the second quarter of 2012 was $23.7 million as compared to $29.0 million at the end of December 31, 2011. The decrease was due to the net loss of $5.1 million for the first half of 2012, which was primarily the result of other real estate owned expenses and writedowns, loan loss provisions and the deferred tax asset valuation allowance expense. The Bank was well capitalized as of June 30, 2012, as defined by the capital guidelines of bank regulations, however, the Company continued to be below the minimum capital requirements as a result of the Tier 1 leverage ratio decreasing to 3.72%, which was below the minimum requirement of 4.00%. Subject to the conversion of the director notes, we expect to return to well-capitalized status at the holding company level in 2012. The Company’s capital as a percentage of total assets was 3.27% at June 30, 2012 compared to 3.70% at December 31, 2011.

Total assets decreased during the first half of 2012 and we anticipate further decreasing assets to be the trend in 2012. We developed a new strategic plan and capital plan in 2011. Under current economic conditions, we believe it is prudent to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Retained earnings are not alone sufficient to provide for this economic cycle and we believe we will need access to additional sources of capital. As part of our initiative to improve regulatory capital ratios, we are further reducing our higher risk assets, which results in a shrinking loan portfolio. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. These options we are fully implementing to increase capital. However, these efforts alone may not provide us adequate capital if further loan losses are realized.

We commenced an offering of our common stock pursuant to a registration on Form S-1 with the US Securities and Exchange Commission which became effective on July 6, 2012. We are conducting a rights offering and an offering of common stock to the public on a best efforts basis at a price of $1.50 per share. We mailed the offering prospectus to our shareholders on July 16, 2012 to initiate the rights offering. The public offering will commence upon completion of the rights offering which may be extended to (but not beyond) September 15, 2012. The public offering is scheduled to close on October 15, 2012, but may be extended to (but not beyond) December 31, 2012. The maximum being offered in the offering is $25.0 million and a minimum of $10.0 million must be sold in order to complete the offering. The offering provides for the issuance of one warrant to acquire one share of our common stock for each five shares purchased in the offering. The warrants are immediately exercisable and valid for five years. The rights offering and the public offering are being conducted to raise sufficient capital to comply with our capital plan, as approved by federal and state bank regulatory agencies. For more information please refer to our Prospectus dated July 6, 2012.

We currently have two outstanding borrowings totaling $5.45 million plus accrued interest to two directors. The maturity date of these notes has been extended to December 31, 2012. The Company is obligated to convert the debt into the Company’s common stock if, before the stated maturity, and on the same terms, including price, on which it is offered in the common stock offering. Upon conversion of the notes, additional capital will be realized at the Company level and is expected to return the Company to well capitalized status at that time. The notes were modified in June 2012 to allow the Company to convert the notes partially or in full. The directors have applied with the Federal Reserve Bank of Richmond to permit ownership in excess of 10% of the Company’s common stock. This application is pending approval; however, we expect it to be approved. If for unforeseen reason the application is not approved, to the extent permissible without regulatory approval we will most likely convert the notes in partial to increase capital levels before the end of the third quarter of 2012.

No cash dividends have been paid historically and none are anticipated in the foreseeable future.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended June 30, 2012 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Recent Developments

On August 14, 2012, the Board of Directors of New Peoples Bankshares, Inc. voted to extend the deadline for the common stock rights offering to August 31, 2012.

Item 6.	Exhibits

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer

Date:	August 14, 2012

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer

Date:	August 14, 2012

Index of Exhibits

No.	Description

2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8‑K filed December 17, 2011).

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10‑Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).

3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8‑K filed on April 15, 2004).

4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc.

4.2	Form of Warrant to Purchase Shares of Common Stock.

4.3	Form of Rights Certificate.

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10‑KSB for the fiscal year ended December 31, 2001).

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8‑K filed November 30, 2004).

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8‑K filed November 30, 2004).

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).

10.8	Engagement Letters of Scott & Stringfellow, LLC.

10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8‑K filed June 29, 2012).

10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8‑K filed June 29, 2012).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials for the Company’s 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text. (1)

*	Denotes management contract.
(1)	Furnished, not filed.