Form 10-Q
period 2012-09-30
NEW PEOPLES BANKSHARES INC
filed 2012-11-13
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 9, 2012
Common Stock, $2.00 par value	13,824,697

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information
Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2012	2011
INTEREST AND DIVIDEND INCOME
Loans including fees	$24,784	$31,357
Federal funds sold	2	9
Interest-earning deposits with banks	131	128
Investments	653	149
Dividends on equity securities (restricted)	83	74

Total Interest and Dividend Income	25,653	31,717

INTEREST EXPENSE
Deposits
Demand	81	126
Savings	177	399
Time deposits below $100,000	2,364	3,762
Time deposits above $100,000	1,589	2,295
FHLB Advances	403	669
Other borrowings	128	150
Trust Preferred Securities	370	315

Total Interest Expense	5,112	7,716

NET INTEREST INCOME	20,541	24,001

PROVISION FOR LOAN LOSSES	4,093	6,258

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,448	17,743

NONINTEREST INCOME
Service charges	1,834	1,816
Fees, commissions and other income	1,742	1,515
Insurance and investment fees	260	325
Net realized gains on sale of investment securities	385	—
Life insurance investment income	235	253

Total Noninterest Income	4,456	3,909

NONINTEREST EXPENSES
Salaries and employee benefits	10,496	11,723
Occupancy and equipment expense	3,231	3,276
Advertising and public relations	325	304
Data processing and telecommunications	1,323	1,218
FDIC insurance premiums	1,244	1,571
Other real estate owned and repossessed vehicles, net	4,387	4,476
Other operating expenses	4,071	3,775

Total Noninterest Expenses	25,077	26,343

LOSS BEFORE INCOME TAXES	(4,173)	(4,691)

INCOME TAX EXPENSE (BENEFIT)	2,363	(1,733)

NET LOSS	$(6,536)	$(2,958)

Loss Per Share
Basic	$(0.64)	$(0.30)

Fully Diluted	$(0.64)	$(0.30)

Average Weighted Shares of Common Stock
Basic	10,177,237	10,010,178

Fully Diluted	10,177,237	10,010,178

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2012	2011
INTEREST AND DIVIDEND INCOME
Loans including fees	$7,989	$9,955
Federal funds sold	1	—
Interest-earning deposits with banks	36	48
Investments	212	65
Dividends on equity securities (restricted)	28	24

Total Interest and Dividend Income	8,266	10,092

INTEREST EXPENSE
Deposits
Demand	27	37
Savings	57	75
Time deposits below $100,000	707	1,132
Time deposits above $100,000	477	721
FHLB Advances	72	225
Other borrowings	40	45
Trust Preferred Securities	123	115

Total Interest Expense	1,503	2,350

NET INTEREST INCOME	6,763	7,742

PROVISION FOR LOAN LOSSES	967	2,801

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,796	4,941

NONINTEREST INCOME
Service charges	635	657
Fees, commissions and other income	554	496
Insurance and investment fees	28	134
Net realized gains on sale of investment securities	48	—
Life insurance investment income	90	77

Total Noninterest Income	1,355	1,364

NONINTEREST EXPENSES
Salaries and employee benefits	3,389	3,864
Occupancy and equipment expense	1,047	1,132
Advertising and public relations	114	121
Data processing and telecommunications	434	420
FDIC insurance premiums	399	475
Other real estate owned and repossessed vehicles, net	1,140	1,986
Other operating expenses	1,315	1,115

Total Noninterest Expenses	7,838	9,113

LOSS BEFORE INCOME TAXES	(687)	(2,808)

INCOME TAX EXPENSE (BENEFIT)	776	(976)

NET LOSS	$(1,463)	$(1,832)

Loss Per Share
Basic	$(0.14)	$(0.18)

Fully Diluted	$(0.14)	$(0.18)

Average Weighted Shares of Common Stock
Basic	10,507,724	10,010,178

Fully Diluted	10,507,724	10,010,178

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Net Loss	$(1,463)	$(1,832)	$(6,536)	$(2,958)

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains arising during the period	261	58	475	184
Tax related to unrealized gains	(89)	(20)	(162)	(63)
Reclassification of realized gains during the period	(48)	—	(385)	—
Tax related to realized gains	17	—	131	—

Total other comprehensive income	141	38	59	121

Total comprehensive loss	$(1,322)	$(1,794)	$(6,477)	$(2,837)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$16,976	$18,306
Interest-bearing deposits with banks	50,679	72,170
Federal funds sold	2	77

Total Cash and Cash Equivalents	67,657	90,553

Investment securities
Available-for-sale	48,559	32,434

Loans receivable	538,992	597,816
Allowance for loan losses	(17,588)	(18,380)

Net Loans	521,404	579,436

Bank premises and equipment, net	32,290	33,141
Equity securities (restricted)	2,818	3,573
Other real estate owned	11,368	15,092
Accrued interest receivable	2,516	3,067
Life insurance investments	11,890	11,351
Goodwill and other intangibles	67	123
Deferred taxes	4,789	7,220
Other assets	4,859	4,394

Total Assets	$708,217	$780,384

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$109,057	$109,629
Interest-bearing	61,261	58,459
Savings deposits	95,359	94,569
Time deposits	387,540	445,658

Total Deposits	653,217	708,315

Federal Home Loan Bank advances	6,858	17,983
Accrued interest payable	1,793	1,796
Accrued expenses and other liabilities	1,735	1,471
Other borrowings	—	5,450
Trust preferred securities	16,496	16,496

Total Liabilities	680,099	751,511

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 13,824,697 and 10,010,178 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	27,649	20,020
Common stock warrants	663	—
Additional paid-in-capital	19,119	21,689
Retained earnings (deficit)	(19,621)	(13,085)
Accumulated other comprehensive income	308	249

Total Stockholders’ Equity	28,118	28,873

Total Liabilities and Stockholders’ Equity	$708,217	$780,384

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, December 31, 2010	10,010	$20,020	$—	$21,689	$(4,175)	$(11)	$37,523
Net loss					(2,958)		(2,958)

Unrealized gain on available-for-sale securities, net of $63 tax						121	121

Balance, September 30, 2011	10,010	$20,020	$—	$21,689	$(7,133)	$110	$34,686

Balance, December 31, 2011	10,010	$20,020	$—	21,689	$(13,085)	$249	$28,873
Net loss					(6,536)		(6,536)

Conversion of Director Notes plus accrued interest	3,815	7,629	663	(2,570)			5,722

Realized gains on available-for-sale securities, net of $131 tax						(254)	(254)

Unrealized gain on available-for-sale securities, net of $162 tax						313	313

Balance, September 30, 2012	13,825	$27,649	$663	19,119	$(19,621)	$308	$28,118

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(IN THOUSANDS)

(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,536)	$(2,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,899	1,903
Provision for loan losses	4,093	6,258
Income (less expenses) on life insurance	(539)	(253)
Gain on sale of securities available-for-sale	(385)	—
(Gain) loss on sale of fixed assets	(5)	146
Loss (gain) on sale of foreclosed real estate	383	(17)
Adjustment of carrying value of foreclosed real estate	2,983	3,508
Accretion of bond premiums/discounts	397	16
Deferred tax expense	2,401	(305)
Amortization of core deposit intangible	56	79
Net change in:
Interest receivable	551	532
Other assets	(465)	(2,080)
Accrued interest payable	269	176
Accrued expenses and other liabilities	264	80

Net Cash Provided by Operating Activities	5,366	7,085

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	47,066	58,201
Purchase of securities available-for-sale	(33,203)	(16,765)
Proceeds from sale and maturities of securities available-for-sale	17,155	3,925
Sale of Federal Home Loan Bank stock	755	221
Payments for the purchase of premises and equipment	(1,065)	(1,593)
Proceeds from sales of premises and equipment	22	185
Proceeds from sales of other real estate owned	7,231	4,182

Net Cash Provided by Investing Activities	37,961	48,356

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit borrowings	—	(4,900)
Net increase in other borrowings	—	5,200
Repayments to Federal Home Loan Bank	(11,125)	(5,900)
Net change in:
Demand deposits	2,230	17,849
Savings deposits	790	(10,617)
Time deposits	(58,118)	(41,323)

Net Cash Used in Financing Activities	(66,223)	(39,691)

Net (decrease) increase in cash and cash equivalents	(22,896)	15,750
Cash and Cash Equivalents, Beginning of Period	90,553	82,529

Cash and Cash Equivalents, End of Period	$67,657	$98,279

Supplemental Disclosure of Cash Paid During the Period for:

Interest	$5,115	$7,892
Taxes	$—	$—

Supplemental Disclosure of Non Cash Transactions:

Other real estate acquired in settlement of foreclosed loans	$6,873	$6,108
Conversion of Director Notes in other borrowings to common stock	$(5,450)	$—
Conversion of accrued interest payable on Director Notes to common stock	$(272)	$—
Common stock issued as a result of the conversion of Director Notes	$5,722	$—

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (“The Company”) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (“Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing additional trust preferred securities. NPB Financial Services, Inc. was a subsidiary of the Company until January 1, 2009 when it became a subsidiary of the Bank. In June 2012 the name of NPB Financial Services, Inc. was changed to NPB Insurance Services, Inc.

NOTE 2 ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2012, and the results of operations for the three month and nine month periods ended September 30, 2012 and 2011. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three month and nine month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 FORMAL WRITTEN AGREEMENT:

Effective July 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) called (the “Written Agreement”). At September 30, 2012, we believe we have not yet achieved full compliance with the Written Agreement but we have made progress in our compliance efforts under the Written Agreement and all of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

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

NOTE 4 CAPITAL:

Capital Requirements and Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2012 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of September 30, 2012 and December 31, 2011, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2012:
Total Capital to Risk Weighted Assets
The Company	$46,159	10.36%	35,650	8%	$	N/A	N/A
The Bank	48,007	10.75%	35,713	8%		44,641	10%
Tier 1 Capital Risk Weighted Assets:
The Company	33,688	7.56%	17,825	4%		N/A	N/A
The Bank	42,279	9.47%	17,857	4%		26,785	6%
Tier 1 Capital to Average Assets:
The Company	33,688	4.74%	28,454	4%		N/A	N/A
The Bank	42,279	5.94%	28,485	4%		35,607	5%

December 31, 2011:
Total Capital to Risk Weighted Assets
The Company	$45,856	9.15%	40,104	8%	$	N/A	N/A
The Bank	53,070	10.56%	40,189	8%		50,236	10%
Tier 1 Capital Risk Weighted Assets:
The Company	32,941	6.57%	20,052	4%		N/A	N/A
The Bank	46,641	9.28%	20,095	4%		30,142	6%
Tier 1 Capital to Average Assets:
The Company	33,461	4.23%	31,658	4%		N/A	N/A
The Bank	46,641	5.99%	31,160	4%		38,950	5%

Conversion of Notes to Common Stock and Warrants

In December, 2010, the Company borrowed $250,000 from Director Scott White for one year. The note bore interest at the variable rate of interest equal to the Wall Street Journal prime rate payable at maturity or conversion, was unsecured and was convertible into the Company’s common stock under certain conditions. In January, 2011, the Company received an additional $250,000 loan from Director Lynn Keene on identical terms. The purpose of these borrowings was to provide cash for operating expenses of the Company. On March 16, 2011 Directors Keene and White loaned the Company an additional $4.95 million which, after receiving regulatory approval, the Company used to retire its indebtedness to the FDIC as receiver for Silverton Bank. The loans had a stated maturity of December 31, 2011 with the same terms as the previous notes. In each case, the Company was obligated to convert the debt into the Company’s common stock if, before the stated maturity, the Company conducted an offering of its common stock at the price per share at which it was offered. If the Company did not conduct an offering prior to the stated maturity, the Company had the option, but not the obligation, to convert the debt into shares of its common stock within 30 days of the stated maturity at a price per share to be established by the Company’s Board of Directors. On December 21, 2011, with regulatory approval the Company consolidated the earlier loans into a loan in the principal amount of $2.8 million from Director White and $2.65 million from Director Keene on the same terms as the previous loans except that the maturity date of the borrowings was extended to June 30, 2012. Prior to their maturity, the maturity of the loans was extended to December 31, 2012 on the same terms. The Company believes this indebtedness was on more favorable terms to the Company than could be obtained from unrelated parties.

On September 19, 2012, in conjunction with the public offering of its common stock, the Company converted both notes to common stock and Mr. White received 1,959,889 shares and Mr. Keene received 1,854,630 shares. Each director also obtained warrants that are immediately exercisable to purchase common stock over the next five years at a price of $1.75 per share. Mr. White received 391,977 warrants and Mr. Keene received 370,926 warrants. These conversions were made on the same terms as the public offering as required by the notes. These transactions resulted in Director Keene beneficially owning 16.04% and Director White beneficially owning 19.28% of the Company’s common stock.

As a result of this noncash transaction, the Company recorded a $5.7 million increase to stockholders’ equity and reduced other borrowings by $5.45 million and accrued interest payable by $272 thousand. The $5.7 million increase to stockholders’ equity was allocated by an increase of $7.6 million to common stock, $663 thousand allocated to the commons stock warrants, and a decrease of $2.6 million to additional paid in capital. The value of the common stock warrants was calculated using the Black-Scholes Option Pricing Model.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale) are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2012
U.S. Government Agencies	$25,602	$258	$21	$25,839
Taxable municipals	853	2	5	850
Tax-exempt municipals	—	—	—	—
Mortgage backed securities	21,638	233	1	21,870

Total Securities AFS	$48,093	$493	$27	$48,559

December 31, 2011
U.S. Government Agencies	$21,405	$238	$10	$21,633
Taxable municipals	1,465	89	2	1,552
Tax-exempt municipals	1,043	11	—	1,054
Mortgage backed securities	8,144	67	16	8,195

Total Securities AFS	$32,057	$405	$28	$32,434

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
U.S. Government Agencies	$2,911	$21	$—	$—	$2,911	$21
Taxable municipals	280	5	—	—	280	5
Mtg. backed securities	743	1	—	—	743	1

Total Securities AFS	$3,934	$27	$—	$—	$3,934	$27

December 31, 2011
U.S. Government Agencies	$5,592	$10	$—	$—	$5,592	$10
Taxable municipals	572	2	—	—	572	2
Mtg. backed securities	4,055	16	—	—	4,055	16

Total Securities AFS	$10,219	$28	$—	$—	$10,219	$28

At September 30, 2012, the available-for-sale portfolio included five investments for which the fair market value was less than amortized cost. At December 31, 2011, the available-for-sale portfolio included eleven investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at September 30, 2012, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	1,503	1,510	1.01%
Due after five years through fifteen years	12,274	12,403	1.73%
Due after fifteen years	34,316	34,646	2.15%

Total	$48,093	$48,559	2.01%

Investment securities with a carrying value of $18.9 million and $15.7 million at September 30, 2012 and December 31, 2011, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.8 million and $3.6 million as of September 30, 2012 and December 31, 2011, respectively.

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	September 30, 2012	December 31, 2011
Real estate secured:
Commercial	$155,255	$170,789
Construction and land development	25,212	32,389
Residential 1-4 family	243,938	255,998
Multifamily	12,636	14,320
Farmland	35,179	40,106

Total real estate loans	472,220	513,602
Commercial	30,420	39,327
Agriculture	4,965	6,147
Consumer installment loans	31,200	38,522
All other loans	187	218

Total loans	$538,992	$597,816

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	September 30, 2012	December 31, 2011
Real estate secured:
Commercial	$19,735	$19,169
Construction and land development	2,997	5,583
Residential 1-4 family	4,974	4,829
Multifamily	2,076	2,101
Farmland	7,198	5,257

Total real estate loans	36,980	36,939
Commercial	2,556	4,522
Agriculture	494	854
Consumer installment loans	127	1
All other loans	—	—

Total loans receivable on nonaccrual status	$40,157	$42,316

Total interest income not recognized on nonaccrual loans for nine months ended September 30, 2012 and 2011 was $1.1 million and $1.3 million, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of September 30, 2012 and December 31, 2011:

As of September 30, 2012 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$28,230	$628	$21,704	$24,215	$—
Construction and land development	5,009	84	4,017	8,934	—
Residential 1-4 family	8,203	243	7,548	7,810	—
Multifamily	1,045	48	1,196	1,196	—
Farmland	8,592	(44)	9,068	9,407	—
Commercial	2,846	35	2,034	2,389	—
Agriculture	551	8	467	467	—
Consumer installment loans	79	9	112	112	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	15,089	241	16,139	16,510	4,225
Construction and land development	1,962	(157)	1,575	5,636	346
Residential 1-4 family	5,884	165	4,714	5,257	793
Multifamily	1,479	26	2,314	2,550	621
Farmland	4,790	66	2,185	2,306	385
Commercial	1,641	17	1,395	1,663	207
Agriculture	378	—	—	—	—
Consumer installment loans	79	3	37	37	15
All other loans	—	—	—	—	—

Total	$85,857	$1,372	$74,505	$88,489	$6,592

As of December 31, 2011 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Real estate secured:
Commercial	$32,370	$1,356	$31,633	$33,175	$—
Construction and land development	14,288	125	6,954	12,838	—
Residential 1-4 family	6,406	315	8,221	8,296	—
Multifamily	619	31	613	613	—
Farmland	13,005	435	10,364	10,554	—
Commercial	2,958	60	3,529	4,070	—
Agriculture	396	1	521	817	—
Consumer installment loans	4	1	9	9	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	9,887	691	14,482	14,973	2,794
Construction and land development	2,917	87	2,289	2,310	474
Residential 1-4 family	5,111	277	6,473	6,764	1,052
Multifamily	—	—	—	—	—
Farmland	2,354	119	4,192	4,192	605
Commercial	1,982	75	1,857	1,857	649
Agriculture	758	28	641	641	448
Consumer installment loans	41	3	43	43	24
All other loans	—	—	—	—	—

Total	$93,096	$3,604	$91,821	$101,152	$6,046

An age analysis of past due loans receivable was as follows:

As of September 30, 2012 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$4,118	$884	$9,586	$14,588	$140,667	$155,255	$—
Construction and land development	2,106	84	912	3,102	22,110	25,212	—
Residential 1-4 family	7,586	1,858	3,692	13,136	230,802	243,938	1,074
Multifamily	—	331	2,076	2,407	10,229	12,636	—
Farmland	704	192	5,299	6,195	28,984	35,179	—

Total real estate loans	14,514	3,349	21,565	39,428	432,792	472,220	1,074
Commercial	30	382	1,831	2,243	28,177	30,420	3
Agriculture	59	—	343	402	4,563	4,965	—
Consumer installment Loans	660	56	187	903	30,297	31,200	72
All other loans	66	14	7	87	100	187	7

Total loans	$15,329	$3,801	$23,933	$43,063	$495,929	$538,992	$1,156

As of December 31, 2011 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$9,754	$2,294	$7,771	$19,819	$150,970	$170,789	$—
Construction and land development	595	238	5,280	6,113	26,276	32,389	—
Residential 1-4 family	9,471	1,412	4,101	14,984	241,014	255,998	1,129
Multifamily	—	1,777	218	1,995	12,325	14,320	—
Farmland	2,841	624	3,800	7,265	32,841	40,106	—

Total real estate loans	22,661	6,345	21,170	50,176	463,426	513,602	1,129
Commercial	551	34	2,938	3,523	35,804	39,327	117
Agriculture	268	88	458	814	5,333	6,147	3
Consumer installment Loans	822	133	221	1,176	37,346	38,522	222
All other loans	26	9	33	68	150	218	33

Total loans	$24,328	$6,609	$24,820	$55,757	$542,059	$597,816	$1,504

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of September 30, 2012 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$109,113	$11,913	$34,084	$145	$155,255
Construction and land development	18,148	1,260	5,804	—	25,212
Residential 1-4 family	198,672	16,245	27,834	1,187	243,938
Multifamily	9,220	179	3,237	—	12,636
Farmland	21,904	2,405	10,870	—	35,179

Total real estate loans	357,057	32,002	81,829	1,332	472,220
Commercial	23,013	3,748	3,618	41	30,420
Agriculture	4,191	229	543	2	4,965
Consumer installment loans	29,622	501	1,027	50	31,200
All other loans	187	—	—	—	187

Total	$414,070	$36,480	$87,017	$1,425	$538,992

As of December 31, 2011 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$112,694	$18,377	$39,573	$145	$170,789
Construction and land development	23,203	1,224	7,962	—	32,389
Residential 1-4 family	209,863	17,137	27,730	1,268	255,998
Multifamily	11,727	1,909	684	—	14,320
Farmland	21,715	4,957	13,022	412	40,106

Total real estate loans	379,202	43,604	88,971	1,825	513,602
Commercial	32,018	2,045	4,227	1,037	39,327
Agriculture	4,743	678	726	—	6,147
Consumer installment loans	36,107	900	1,484	31	38,522
All other loans	218	—	—	—	218

Total	$452,288	$47,227	$95,408	$2,893	$597,816

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended September 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of September 30, 2012 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$5,671	$(1,989)	$38	$—	$3,852	$7,572
Construction and land development	3,848	(339)	71	—	(1,240)	2,340
Residential 1-4 family	3,759	(1,289)	84	—	726	3,280
Multifamily	148	—	—	—	541	689
Farmland	951	(577)	—	—	483	857

Total real estate loans	14,377	(4,194)	193	—	4,362	14,738
Commercial	1,883	(736)	67	—	311	1,525
Agriculture	486	(2)	11	—	(171)	324
Consumer installment loans	781	(267)	43	—	(128)	429
All other loans	2	—	—	—	(1)	1
Unallocated	851	—	—	—	(280)	571

Total	$18,380	$(5,199)	$314	$—	$4,093	$17,588

	Allowance for Loan Losses			Recorded Investment in Loans
As of September 30, 2012 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$4,225	$3,347	$7,572	$37,843	$117,412	$155,255
Construction and land development	346	1,994	2,340	5,592	19,620	25,212
Residential 1-4 family	793	2,487	3,280	12,262	231,676	243,938
Multifamily	621	68	689	3,510	9,126	12,636
Farmland	385	472	857	11,253	23,926	35,179

Total real estate loans	6,370	8,368	14,738	70,460	401,760	472,220
Commercial	207	1,318	1,525	3,429	26,991	30,420
Agriculture	—	324	324	467	4,498	4,965
Consumer installment loans	15	414	429	149	31,051	31,200
All other loans	—	1	1	—	187	187
Unallocated	—	571	571	—	—	—

Total	$6,592	$10,996	$17,588	$74,505	$464,487	$538,992

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

The following table presents information related to loans modified as troubled debt restructurings during the nine and three months ended September 30, 2012 and 2011.

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	7	$991	$791	8	$6,956	$6,928
Construction and land Development	—	—	—	1	29	28
Residential 1-4 family	35	2,052	1,964	8	641	626
Multifamily	—	—	—	1	342	342
Farmland	—	—	—	—	—	—

Total real estate loans	42	3,043	2,755	18	7,968	7,924
Commercial	—	—	—	6	1,111	1,096
Agriculture	—	—	—	2	390	390
Consumer installment loans	3	25	19	8	159	152
All other loans	—	—	—	—	—	—

Total	45	$3,068	$2,774	34	$9,628	$9,562

	For the three months ended September 30, 2012			For the three months ended September 30, 2011
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	4	$3,585	$3,577
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	4	312	298
Multifamily	—	—	—	1	342	342
Farmland	—	—	—	—	—	—

Total real estate loans	—	—	—	9	4,239	4,217
Commercial	—	—	—	5	1,074	1,063
Agriculture	—	—	—	1	90	90
Consumer installment loans	—	—	—	4	92	91
All other loans	—	—	—	—	—	—

Total	—	$—	$—	19	$5,495	$5,461

During the nine months ended September 30, 2012, the Company modified 45 loans that were considered to be troubled debt restructurings. We extended the terms for 6 of these loans and the interest rate was lowered for 35 of these loans. During the nine months ended September 30, 2011, the Company modified 34 loans that were considered to be troubled debt restructurings. We extended the terms for 17 of these loans and the interest rate was lowered for 15 of these loans.

The following table presents information related to loans to modified as a troubled debt restructurings that defaulted during the nine and three months ended September 30, 2012 and 2011, and within twelve months of their modification date. A troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

Troubled Debt Restructurings That Subsequently Defaulted During the Period (Dollars are in thousands)	For the nine months ended September 30, 2012		For the nine months ended September 30, 2011
	# of Loans	Recorded Investment	# of Loans	Recorded Investment
Real estate secured:
Commercial	4	$1,859	—	$—
Construction and land development	—	—	—	—
Residential 1-4 family	2	633	—	—
Multifamily	1	163	—	—
Farmland	—	—	—	—

Total real estate loans	7	2,655	—	—
Commercial	—	—	—	—
Agriculture	1	300	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Total	8	$2,955	—	$—

Troubled Debt Restructurings That Subsequently Defaulted	For the three months ended September 30, 2012		For the three months ended September 30, 2011
During the Period (Dollars are in thousands)	# of Loans	Recorded Investment	# of Loans	Recorded Investment
Real estate secured:
Commercial	—	$—	—	$—
Construction and land development	—	—	—	—
Residential 1-4 family	1	522	—	—
Multifamily	1	163	—	—
Farmland	—	—	—	—

Total real estate loans	2	685	—	—
Commercial	—	—	—	—
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Total	2	$685	—	$—

In determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings in its estimate. The Company evaluates all troubled debt restructurings for possible further impairment. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further writedown the carrying value of the loan. At September 30, 2012 there were $21.8 million in loans that are classified as troubled debt restructurings compared to $29.1 million at December 31, 2011.

NOTE 9 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and are determined by the Treasury method. For the three and nine months ended September 30, 2012 and 2011, potential common shares were anti-dilutive and were not included in the calculation. Basic and diluted net loss per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(1,463)	$(1,832)	$(6,536)	$(2,958)
Weighted average shares outstanding	10,507,724	10,010,178	10,177,237	10,010,178
Dilutive shares for stock options	—	—	—	—

Weighted average dilutive shares outstanding	10,507,724	10,010,178	10,177,237	10,010,178

Basic loss per share	$(0.14)	$(0.18)	$(0.64)	$(0.30)
Diluted loss per share	$(0.14)	$(0.18)	$(0.64)	$(0.30)

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $48.6 million and $32.4 million at September 30, 2012 and December 31, 2011, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans carried at fair value were $67.9 million and $85.8 million at September 30, 2012 and December 31, 2011, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $11.4 million and $15.1 million at September 30, 2012 and December 31, 2011, respectively.

Assets and liabilities measured at fair value are as follows as of September 30, 2012 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$25,839	$—
Taxable municipals	—	850	—
Mortgage backed securities	—	21,870	—
(On a non-recurring basis)
Other real estate owned	—	—	11,368
Impaired loans:
Real estate secured:
Commercial	—	—	33,618
Construction and land development	—	—	5,246
Residential 1-4 family	—	—	11,469
Multifamily	—	—	2,889
Farmland	—	—	10,868
Commercial	—	—	3,222
Agriculture	—	—	467
Consumer installment loans	—	—	134
All other loans	—	—	—

Total	$—	$48,559	$79,281

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at September 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$67,913	Appraised Value/Discounted Cash Flows/Market Value of Note	Appraisals and/or sales of comparable properties/Independent quotes	n/a

Other Real Estate Owned	$11,368	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Appraisal and/or sales of comparable properties/Independent quotes/bids	n/a

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of September 2012 and December 2011.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

September 30, 2012
Financial Instruments – Assets
Net Loans	$521,404	$522,445	$—	$454,532	$67,913

Financial Instruments – Liabilities
Time Deposits	387,540	391,266	—	391,266	—
FHLB Advances	6,858	6,858	—	6,858	—

December 31, 2011
Financial Instruments – Assets
Net Loans	$579,436	$588,888	$—	$493,661	$85,775

Financial Instruments – Liabilities
Time Deposits	445,658	451,312	—	451,312	—
FHLB Advances	17,983	17,756	—	17,756	—

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

Written Agreement Progress Report

At September 30, 2012, we believe we have not yet achieved full compliance with the Agreement but we have made progress in our compliance efforts under the Agreement. We are aggressively working to comply with the Agreement and have timely submitted each required plan by its respective deadline. We have hired an independent consultant to assist us in these efforts and the following actions have taken place:

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

In accordance with our capital plan, we have begun a common stock offering in July 2012 to existing shareholders followed by an offering to the public during the third and fourth quarters of 2012. We anticipate the closing of the offering to be on November 30, 2012 although it may be extended to no later than December 31, 2012.

In September 2012, we converted notes payable to two of our directors totaling $5.5 million plus accrued interest of $272 thousand to common stock. As a result of the conversion, the Company returned to well capitalized status at September 30, 2012.

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

The credit analysis function has been restructured and is a part of credit administration. The credit analysis function is led by a Vice President/Senior Analyst, who supervises three analysts, of which, two analysts are CPA’s, the third has an MBA. The function reports directly to the Chief Credit Officer and is responsible for analyzing new and renewed loan relationships of $250 thousand or more prior to approval and conducting annual financial reviews of loan relationships of $500 thousand or more.

The appraisal review function, consisting of two Vice Presidents, one of which is an experienced licensed appraiser, and one administrative assistant, also reports directly to the Chief Credit Officer. The appraisal review function reviews the quality of appraisals on behalf of the Bank by reviewing the methods, assumptions, and value conclusions of internal and external appraisals. In addition, this data is used to determine whether an external appraiser should be utilized for future work.

7.	We have retained an independent third party to perform loan reviews on a quarterly basis in 2010 and 2011 and have engaged them to perform this function in June 2012 and December 2012. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period.

8.	To support the focus on problem credit management the Bank further developed, in March, 2011, a Special Assets department which reports to the Chief Credit Officer. Presently, the department has two workout specialists/Vice Presidents, one Vice President managing other real estate owned properties, an analyst, and two support personnel. Substantially all the relationships in the Bank with total commitments in excess of $500,000 which are risk rated Special Mention or worse are assigned to this department. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, watch list credits, and the Bank’s legal department. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates of the Bank’s twenty largest problem credits. A quarterly management watch list committee has been established to actively manage and monitor these credits.

9.	A new allowance for loan loss model was implemented and reviewed independently during 2010. The Board has approved a new allowance for loan loss policy. We have shifted duties for maintaining the allowance for loan loss model and credit reporting to a more experienced employee. The allowance for loan loss and the methodology supporting the results are approved quarterly by the Audit Committee of the Board of Directors, and ratified by the Board.

10.	We have significantly increased our asset based liquidity sources throughout 2010, 2011 and 2012 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations. We are further developing an investment portfolio, as well. The investment portfolio has grown to $48.6 million at September 30, 2012 from $4.7 million at December 31, 2010.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

The Company had a net loss for the quarter ended September 30, 2012 of $1.5 million as compared to a net loss of $1.8 million for the quarter ended September 30, 2011. Year-to-date September 30, 2012, the Company had a net loss of $6.5 million as compared to a net loss of $3.0 million for the same period in 2011. Basic net loss per share was $0.14 for the quarter ended September 30, 2012 as compared to basic net loss of $0.18 for the quarter ended September 30, 2011. Basic net loss per share was $0.64 for the nine months ended September 30, 2012 as compared to net loss per share of $0.30 for the nine months ended September 30, 2011. The net loss year-to-date is primarily the result of other real estate owned expenses of $4.4 million, of which $3.0 million is the result of other real estate owned properties writedowns, $4.1 million in loan loss provision, and a deferred tax valuation allowance of $4.1 million.

Total assets decreased to $708.2 million, or 9.25%, from $780.4 million at December 31, 2011. We intentionally are reducing our asset size in an attempt to improve our capital position and manage our net interest margin by reducing higher cost funding. We foresee total assets to continue shrinking in the near future as we manage to maintain a well-capitalized status under regulatory guidelines at the Bank and Company level. Depending upon the success of the common stock offering being conducted in the fourth quarter 2012, we may not shrink the Bank at the rate as in the recent past.

At September 30, 2012, the Company returned to regulatory well-capitalized status as a result of the Tier 1 leverage ratio increasing to 4.74%, which was above the minimum requirement of 4.00%. This was the result of the conversion of $5.5 million in notes payable to two Board members plus accrued interest of $272 thousand to common stock on September 19, 2012 after receipt of regulatory approval. At December 31, 2011, the Tier 1 leverage ratio was 4.23%. The Tier 1 risk based ratio was 7.56% at September 30, 2012, compared to 6.57% at December 31, 2011. The Total risked based capital ratio was 10.36% at September 30, 2012, compared to 9.15% at December 31, 2011.

At September 30, 2012 the Bank remains well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at September 30, 2012 for the Bank: Tier 1 leverage ratio of 5.94%, Tier 1 risk based capital ratio of 9.47%, and Total risk based capital ratio of 10.75%. The ratios were as follows at December 31, 2011: Tier 1 leverage ratio of 5.99%, Tier 1 risk based capital ratio of 9.28%, and Total risk based capital ratio of 10.56%.

In the third quarter of 2012, our net interest margin was 4.20%, as compared to 4.18% for the same period in 2011. We had a $979 thousand decrease in net interest income during the third quarter of 2012 as compared to the same period in 2011 primarily related to the decreased loan portfolio.

Total loans decreased to $539.0 million at September 30, 2012 from $597.8 million at year end 2011. This is the result of charge offs of $5.2 million for the first nine months of 2012, resolution of problem loans, decreased loan demand, tighter underwriting guidelines, and the intentional shrinking of the loan portfolio to increase regulatory capital ratios. We continue to serve our customers, and although the total loan portfolio has shrunk, we have renewed existing credits and have made new loans to qualified borrowers as well. We anticipate continued decreases in the loan portfolio in the near future as we reduce our exposure to certain credit and market risks and decrease nonperforming loans. Increased focus is being made by the lending personnel to further develop new and existing lending relationships and will help slow the pace of total loans declining. Total deposits decreased $55.1 million from $708.3 million at December 31, 2011 to $653.2 million at September 30, 2012 as we have experienced shrinkage in time deposits due to the interest rate environment.

The deterioration of the residential and commercial real estate markets, as well as the extended recessionary period, have resulted in high levels of nonperforming assets; however, during 2012 nonperforming assets have begun to decrease. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $52.7 million at September 30, 2012 from $58.9 million at December 31, 2011. The majority of these assets are real estate development projects and commercial real estate secured loans. We are working aggressively to reduce these totals primarily by working with the customer for additional collateral, or restructuring the debt. However, we also may have to foreclose, repossess collateral or take other prudent measures. We are uncertain how long these processes will take. We believe we are making good progress and the level of nonperforming assets decreased in the third quarter. The ratio of nonperforming assets to total assets increased to 8.28% at September 30, 2012 from 7.55% at December 31, 2011 as a result of total assets shrinking at a faster pace than nonperforming assets. In the first nine months of 2012, net charge offs were $4.9 million as compared to $15.6 million in the same period of 2011. The majority of the charge offs in the first nine months of 2012 were related to real estate construction loans and commercial loans with collateral values that are dependent upon current market and economic conditions when these are ascertainable.

The provision for loan losses decreased $1.8 million, or 65.48%, to $967 thousand for the third quarter of 2012 as compared to $2.8 million in the same period for 2011. At September 30, 2012 our allowance for loan losses totaled $17.6 million, or 3.26% of total loans, as compared to $18.4 million, or 3.07% of total loans as of December 31, 2011. At September 30, 2011 our allowance for loan losses totaled $17.4 million, or 2.76% of total loans. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to modify the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures.

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

Balance Sheet Changes

At September 30, 2012, total assets were $708.2 million, a decrease of $72.2 million, or 9.25%, over December 31, 2011. Total deposits decreased $55.1 million, or 7.78%, for the first nine months of 2012 to $653.2 million from $708.3 million at December 31, 2011. Total loans decreased $58.8 million, or 9.84%, to $539.0 million at September 30, 2012 from $597.8 million at December 31, 2011.

Core deposits remained substantially at the same level as noninterest bearing deposits slightly decreased 0.52%, or $572 thousand, from $109.6 million at December 31, 2011 to $109.1 million at September 30, 2012. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. We experienced an increase of $2.8 million in interest bearing demand deposits and a $790 thousand increase in savings deposits during the first nine months of 2012.

We experienced a decrease in time deposits of $58.2 million. This is the result of decreased interest rates offered in this very low interest rate environment. During 2012, interest rate sensitive deposits have withdrawn to seek other investment opportunities. We expect to continue to lose higher cost and rate sensitive deposits in the near future, but at a decreased pace than in the past. However, we monitor deposits to ensure that we maintain adequate liquidity levels. We believe despite the deposit decrease, we have adequate liquidity.

Total loans decreased to $539.0 million at September 30, 2012 from $597.8 million at year end 2011. This is the result of charge offs of $5.2 million for the first nine months of 2012, lower loan demand, tighter underwriting criteria, and resolution of problem loans. We plan to decrease the loan portfolio as we manage our capital levels to maintain the Bank’s and the Company’s well-capitalized status, reduce certain risks to various industry sectors that have posed higher risks in recent times and resolve nonperforming loans. Even as we decrease our loan portfolio, we still are committed to serving our customers. We have hired commercial lending personnel, continue to train our loan officers to meet the needs of our customers, and are developing new business with qualified borrowers that will ensure a stronger loan portfolio in the future.

Other real estate owned decreased $3.7 million, or 24.68%, to $11.4 million at September 30, 2012 from $15.1 million at December 31, 2011. During the first nine months of 2012, we acquired $6.9 million in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $7.2 million of our properties with losses of $383 thousand realized as a result of the sales. We also had to record writedowns on other real estate owned properties in the amount of $3.0 million for the first nine months of 2012. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. As we continue to resolve problem loans, we may experience an increase in other real estate owned properties in the short term. We have designated employees to monitor other real estate owned properties to ensure proper fair market values of these assets and to ensure that maintenance and improvements are made to make these properties more marketable.

Net Interest Income and Net Interest Margin

Net interest income decreased $979 thousand, or 12.65%, to $6.8 million for the third quarter of 2012 from $7.7 million for the same period in 2011. This is the result of the level of nonaccrual loans of $40.2 million at September 30, 2012 which negatively affects the net interest margin as these loans are nonearning assets. It is also affected by the decreased volume of loans, which are typically higher earning assets. Our net interest margin was 4.20% in the third quarter of 2012 as compared to 4.18% for the same period in 2011.

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

Noninterest Income

Noninterest income was $1.4 million in the third quarter of 2012 which was comparable to the $1.4 million for the same period in 2011. During the third quarter we had $48 thousand in realized gain on the sale of investment. We expect noninterest income to remain flat throughout 2012 as a result of regulatory changes; however, we continue to seek opportunities to improve noninterest income. The annualized ratio of noninterest income as percentage of average assets was 0.80% at September 30, 2012 as compared to 0.62% for the same period in 2011.

Noninterest Expense

Noninterest expense totaled $7.8 million for the third quarter of 2012 as compared to $9.1 million for the third quarter of 2011. The primary contributor to the decrease in noninterest expenses for the quarter is the decrease in other real estate owned expenses of $846 thousand.

Salaries and benefits decreased $475 thousand in the quarter-to-quarter comparison from $3.9 million at September 30, 2011 to $3.4 million for the same period in 2012. We decreased staffing during 2011 and are now starting to realize the reduced expenses. Total full time equivalent employees have decreased to 289 at September 30, 2012 from 323 at September 30, 2011, a reduction of 34, or 10.53%. In addition, we have frozen salaries for the year 2012 in order to control this expense. In the year 2012, we also lowered the 401-k matching contribution from matching dollar for dollar on the 5% employee contribution to 3%. On May 31, 2012 we merged eight existing offices together to form four offices which reduced our total number of branches to 23. We anticipate annual pre-tax savings from these consolidations to be approximately $1.0 million. In the future, we are continuing to focus on reducing salary and benefits expenses.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 96.55% for the third quarter of 2012 as compared to 100.08% for the same period in 2011. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio. We anticipate this ratio to improve in the future as we realize cost savings from staff reductions and the branch mergers that occurred in the second quarter of 2012. We believe that other real estate owned write-downs may reduce from the past as these have been primarily related to construction and development type properties that have been significantly impacted due to recent market valuation trends. Our level of these properties is much lower and reflect current market values.

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

The allowance for loan losses decreased to $17.6 million at September 30, 2012 as compared to $18.4 million at December 31, 2011. Even so, the allowance for loan losses at September 30, 2012 was approximately 3.26% of total loans as compared to 3.07% at December 31, 2011 and 2.76% at September 30, 2011. Net loans charged off for the first nine months of 2012 were $4.9 million, or 1.15% of average loans, and $14.0 million, or 2.77% of average loans, for the first nine months of 2011. The provision for loan losses was $967 thousand for the third quarter of 2012 as compared with $2.8 million in the same period for 2011.

Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks of default and loan losses. At September 30, 2012, there were 150 loans in non-accrual status totaling $40.2 million, or 7.45% of total loans. At December 31, 2011, there were 170 loans in non-accrual status totaling $42.3 million, or 7.08% of total loans. The amounts of interest that would have been recognized on these loans were $1.1 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively. There were 26 loans past due 90 days or greater and still accruing interest totaling $1.2 million, or 0.21% of total loans at September 30, 2012. There were 47 loans past due 90 days or greater and still accruing interest totaling $1.5 million at year end 2011. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. There were $21.8 million in loans classified as troubled debt restructurings as of September 30, 2012 as compared to $29.1 million in loans classified as troubled debt restructurings as of December 31, 2011. Of the loans classified as troubled debt restructurings at September 30, 2012, $7.8 million were in non-accrual status, compared to $8.2 million at December 31, 2011. We do not have any commitments to lend additional funds to non-performing debtors.

Certain risks exist in the Bank’s loan portfolio. Historically, we had experienced significant annual loan growth until the past couple of years. Consequently there might be loans that have single pay maturities or demand loans that may be too new to have exhibited signs of weakness. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but remain relatively stable. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible if these industries experience a significant downturn although we do not believe this to be likely at least in the near future. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is to be determined by the loan officer. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss. For the year 2011, we engaged a third party loan review firm to conduct quarterly loan reviews and have engaged them to perform this function in 2012 on a semiannual basis. Upon their review, loans risk ratings may change from the rating assigned by the respective lender. We have experienced fewer rating changes in more recent reviews indicating better risk identification for the loan portfolio in light of the experience from the severe recession.

All loans classified as special mention, substandard, doubtful and loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits, generally through the review of the appraisal. If the appraisal is current, less than twelve months old, and has been reviewed, then if no negative information regarding the appraised value is obtained, the value is accepted, and impairment, if required is made. If the appraisal is not current, the lender would proceed to validate the appraised value through current tax values, recent comparable sales and/or the use of an outside appraisal review firm. The outside firm would review the appraisal given current economics and recommend whether or not the existing appraisal is valid. If it is not, in most cases, the bank will order a new appraisal upon which to base any impairment. In determining the ASC 450 component of our allowance, we do not directly consider the potential for outdated appraisals since that portion of our allowance is based on the analysis of the performance of loans with similar characteristics, external and internal risk factors. We consider the overall quality of our underwriting process in our internal risk factors, but the need to update appraisals is associated with loans identified as impaired under ASC 310. If an appraisal is older than one year, a new external certified appraisal may be obtained and used to determine impairment. If an exposure exists, a specific allowance is directly made for the amount of the potential loss in addition to estimated liquidation and disposal costs. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans decreased to $74.5 million with $34.0 million requiring a valuation allowance of $6.6 million at September 30, 2012 as compared to $91.8 million with $30.0 million requiring a valuation allowance of $6.0 million at December 31, 2011. Of the $74.5 million recorded as impaired loans, $38.4 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Management is aggressively working to reduce the impaired credits at minimal loss.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax asset of $4.8 million existed at September 30, 2012 as compared to a deferred tax asset of $7.2 million at December 31, 2011. During the first nine months of 2012 a $4.1 million deferred tax asset valuation allowance was recorded, which increased the total valuation allowance to $6.8 million at September 30, 2012, compared to $2.7 million at December 31, 2011. Management reviewed the September 30, 2012 deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that an additional deferred tax asset valuation allowance was required. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $6.8 million allowance, would be realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $4.2 million. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments were $97.3 million at September 30, 2012 down from $107.3 million at December 31, 2011. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2012.

At September 30, 2012, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $29.7 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. We have increased our investment portfolio from $32.4 million at December 31, 2011 to $48.6 million at September 30, 2012. Our strategy is to further develop the investment portfolio for the Bank. We foresee purchasing additional securities in the near future as opportunities arise.

Our loan to deposit ratio decreased to 82.51% at September 30, 2012 from 84.40% at year end 2011. We anticipate this ratio to remain below 90% as we continue to decrease our loan portfolio throughout 2012. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Available third party sources of liquidity remain intact at September 30, 2012 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At September 30, 2012, we had borrowings from the Federal Home Loan Bank totaling $6.9 million as compared to $18.0 million at December 31, 2011. None is overnight and subject to daily interest rate changes. The borrowings have a maturity date in the year 2018, but reduce in principal amounts monthly. The decrease of $11.1 million was due to regularly scheduled principal payments and the early payoff of the term notes of $10.2 million during the second quarter of 2012 that were to mature in the third quarter 2012. We incurred $90 thousand in prepayment penalties during the second quarter as a result of this early payoff; however, with securities gains realized on the sales of some investment securities with future interest expense reductions related to the term borrowing with the FHLB, we anticipate approximately a $125 thousand increase in earnings by year end 2012. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $7.0 million in 2008 and $3.0 million in 2010 to the Treasury Board of Virginia for collateral on public funds. An additional $40.9 million was available on September 30, 2012 on the $57.8 million line of credit which is secured by a blanket lien on our residential real estate loans.

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

Liquidity levels at the holding company level have tightened during 2012 as stock offering expenses have been paid prior to the offering’s completion. We anticipate improvements in liquidity if we are able to complete the stock offering in the fourth quarter of 2012 enabling us to meet future liquidity needs. Additional contingent funding sources will be explored as available.

Capital Resources

Total capital at the end of the third quarter of 2012 was $28.1 million as compared to $28.9 million at the end of December 31, 2011. During the third quarter 2012 we converted the notes payable to two Board members of $5.5 million plus accrued interest of $272 thousand to common stock, which resulted in an increase to capital of $5.7 million. This increase was offset by the net loss of $6.5 million for the nine months of 2012, which was primarily the result of other real estate owned expenses and writedowns, loan loss provisions and the deferred tax asset valuation allowance expense. The Bank and the Company were both well capitalized as of September 30, 2012, as defined by the regulatory capital guidelines. The Company’s capital as a percentage of total assets was 3.97% at September 30, 2012 compared to 3.70% at December 31, 2011.

Total assets decreased during the first nine months of 2012 and we anticipate further decreasing assets to be the trend in 2012. We developed a new strategic plan and capital plan in 2011. Under current economic conditions, we believe it is prudent to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Retained earnings are not alone sufficient to provide for this economic cycle and we believe other measures to increase our capital ratios are needed.

As part of our initiative to improve regulatory capital ratios, we are further reducing our higher risk assets, which results in a shrinking loan portfolio. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. We are fully implementing this strategy to increase capital. However, these efforts alone may not provide us adequate capital if further loan losses are realized. Therefore, we commenced an offering of our common stock pursuant to a registration on Form S-1 with the U.S. Securities and Exchange Commission which became effective on July 6, 2012. We are conducting a rights offering and an offering of common stock to the public on a best efforts basis at a price of $1.50 per share. We mailed the offering prospectus to our shareholders on July 16, 2012 to initiate the rights offering. The rights offering ended on August 31, 2012. The public offering commenced in September 2012 and is scheduled to close on November 30, 2012, but may be extended to (but not beyond) December 31, 2012. The maximum offered is $25.0 million and we must reach a minimum of $10.0 million in order to complete the offering. The offering provides for the issuance of one warrant to acquire one share of our common stock for each five shares purchased in the offering. The warrants are immediately exercisable and valid for five years. The rights offering and the public offering are being conducted to raise sufficient capital to comply with our capital plan, as approved by federal and state bank regulatory agencies. For more information please refer to our Prospectus dated July 6, 2012.

No cash dividends have been paid historically and none are anticipated in the foreseeable future.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended September 30, 2012 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer

Date:	November 13, 2012

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer

Date:	November 13, 2012

Index of Exhibits

No.	Description

2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).

3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).

4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).

10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).

10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials for the Company’s 10-Q Report for the quarterly period ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text. (1)

*	Denotes management contract.
(1)	Furnished, not filed.