Form 10-K
period 2012-12-31
NEW PEOPLES BANKSHARES INC
filed 2013-03-19
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales prices of $1.05 per share on the last business day of the second quarter of 2012 was $9,451,132.

The number of shares outstanding of the registrant’s common stock was 21,870,843 as of March 18, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

The Proxy Statement for New Peoples Bankshares, Inc’s 2013 Annual Meeting to Shareholders, is incorporated into Items 10 through 14 of this form 10-K.

PART I

Item 1.	Business

General

New Peoples Bankshares, Inc. (New Peoples) is a Virginia bank holding company headquartered in Honaker, Virginia. Prior to January 1, 2009, New Peoples was a financial holding company. Our business is conducted primarily through New Peoples Bank, Inc., a Virginia banking corporation (the Bank). The Bank has a division doing business as New Peoples Bank Financial Services which offers investment services through its broker dealer relationship with LPL Financial Services, Inc. NPB Insurance Services, Inc. (NPB Insurance) is a subsidiary of the Bank and offers insurance services only.

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

The Bank is headquartered in Honaker, Virginia and operates 23 full service offices in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, Wise, Lee, Smyth, and Bland; Mercer County in southern West Virginia and the eastern Tennessee county of Sullivan. The close proximity and mobile nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia and Tennessee places these markets within our Bank’s targeted trade area, as well.

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

In June 2003, New Peoples formed two new wholly-owned subsidiaries, NPB Financial Services, Inc. (currently named NPB Insurance Services, Inc.) and NPB Web Services, Inc. (NPB Web), a web design and hosting company.

NPB Insurance is a full-service insurance agency, dealing in personal and group life, health, and disability products. However, the Bank, through its division New Peoples Bank Financial services, offers fixed and variable annuities, fee based asset management and other investment products through a broker/dealer relationship with LPL Financial Services, Inc.

NPB Web is inactive.

In July 2004, NPB Capital Trust I was formed to issue $11.3 million in trust preferred securities.

In September 2006, NPB Capital Trust 2 was formed to issue $5.2 million in trust preferred securities.

Branch Locations

After a period of significant branch expansion between 2000 and 2008, we have consolidated some of our branch operations to improve efficiency. Currently, in addition to our headquarters in Honaker, Virginia we have 22 branches located in Abingdon, Virginia; Big Stone Gap, Virginia; Bland, Virginia; Bluefield, Virginia; Bristol, Virginia; Castlewood, Virginia; Chilhowie, Virginia; Clintwood, Virginia; Gate City, Virginia; Grundy, Virginia; Haysi, Virginia; Jonesville, Virginia; Lebanon, Virginia; Norton, Virginia; Pound, Virginia; Pounding Mill, Virginia; Tazewell, Virginia; Weber City, Virginia; Wise, Virginia; Bluewell, West Virginia; Princeton, West Virginia; and Kingsport, Tennessee.

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

Internet Site

We have our internet banking site at www.newpeoplesbank.com. The site includes a customer service area that contains branch and ATM locations, product descriptions and current interest rates offered on deposit accounts. Customers with internet access can access account balances, make transfers between accounts, enter stop payment orders, order checks, and use an optional bill paying service.

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

Banking Services

General. We accept deposits, make consumer and commercial loans, issue drafts, and provide other services customarily offered by a commercial bank, such as business and personal checking and savings accounts, walk-up tellers, drive-in windows, and 24-hour automated teller machines. The Bank is a member of the Federal Reserve System and its deposits are insured under the Federal Deposit Insurance Act to the maximum limit.

Loans. Generally, we offer a full range of short-to-medium term commercial, 1-4 family residential mortgages and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans may include secured and unsecured loans for financing automobiles, home improvements, education, personal investments and other purposes.

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

Loans by type as a percentage of total loans are as follows:

	December 31,
	2012	2011	2010	2009	2008
Commercial, financial and agricultural	12.61%	14.35%	15.48%	15.56%	15.26%
Real estate – construction	4.66%	5.42%	7.39%	9.41%	8.96%
Real estate – mortgage	77.09%	73.79%	69.13%	66.02%	67.04%
Installment loans to individuals	5.64%	6.44%	8.00%	9.01%	8.74%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2012, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows: Russell County, VA – 27.98%, Scott County, VA – 35.52%, Dickenson County, VA – 27.93%, Tazewell County, VA – 8.52%, Smyth County, VA – 2.83%, Lee County, VA – 5.24%, Buchanan County, VA – 8.24%, Wise County, VA – 7.90%, City of Norton, VA – 14.15%, Bland County, VA – 24.58%, Washington County, VA – 2.65%, and the City of Bristol, VA – 2.33%, Mercer County, WV – 8.38%, and City of Kingsport, TN – 1.37%.

Employees

As of December 31, 2012, we had 293 total employees, of which 278 were full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

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

Payment of Dividends. New Peoples is a separate legal entity that derives the majority of its revenues from dividends paid to it by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both New Peoples and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FDIC has the general authority to limit the dividends paid by FDIC insured banks if the FDIC deems the payment to be an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. In October 2009, the Federal Reserve Bank of Richmond (“Richmond FRB”) restricted the Company from paying dividends without prior approval. It is therefore highly unlikely that the Company will pay any dividends at least until the Richmond FRB’s restriction is removed.

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

The regulators may take various corrective actions with respect to a financial institution considered to be capital deficient. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid or dividends, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. As discussed above, in October 2009 the Richmond FRB imposed a prohibition on the Bank paying dividends to preserve capital. Bank holding companies can be called upon to boost their subsidiary bank’s capital and to partially guarantee the institution’s performance under its capital restoration plan. If this occurs, capital which otherwise would be available for holding company purposes, including possible distributions to shareholders, would be required to be downstreamed to one or more subsidiary bank. In this respect, the Richmond FRB also notified New Peoples that we must defer dividends on our trust preferred issuances which we did as of October 2009. As of December 31, 2012, the Bank was “well capitalized,” with a Total Capital ratio of 12.88%; a Tier 1 Capital ratio of 11.60%; and a leverage ratio 7.08%.

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

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity and more complex risk-weightings of assets. In addition, these requirements are likely to substantially increase the Company’s compliance costs and cause the Company’s capital accounts to become more variable. At this point, the U.S. banking regulators have not decided whether, or to what extent, the Basel III requirements will apply to community banks like the Company.

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

Privacy and Fair Credit Reporting. Financial institutions, such as the Bank, are required to disclose their privacy policies to customers and consumers and require that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with nonaffiliated third persons. The Bank also requires business partners with whom it shares such information to assure the Bank that they have adequate security safeguards and to abide by the redisclosure and reuse provisions of applicable law. In addition to adopting federal requirements regarding privacy, individual states are authorized to enact more stringent laws relating to the use of customer information. To date, Virginia has not done so. These privacy laws create compliance obligations and potential liability for the Bank.

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

At December 31, 2012, the Company’s net investment in premises and equipment in service was $31.2 million. Our main office and operations center is located in Honaker, Virginia. This location contains a full service branch, and our administration and operations center.

The Bank owns all of its 23 full service branches, including its headquarter office. The location of these branches are described in Item 1.

The Bank owns a location in Dungannon, Virginia that half of the location was used for a branch location until its closure during 2010. The other half of the location is currently being leased. The Bank owns additional property in Princeton, West Virginia that is being developed for a future full service branch location, and currently serves as a loan administration office. The Princeton location is anticipated to operate as a full service branch in the distant future. During 2012, the Bank closed offices in Bristol, Pennington Gap, and Richlands, Virginia and Jonesborough, Tennessee. The Bristol office will be leased to the Bank’s subsidiary NPB Insurance Services, Inc. in 2013. The Pennington Gap property was sold in January 2013. The other two offices are vacant and may be used for future banking offices again in the future when the economy recovers.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings. We became aware of a lawsuit against the Bank in April 2010. This case involves a claim against the Bank by a joint venture between Bank customers, some of whom are former members of senior management, and three investors. The allegation is that the joint venture, VFI, should have priority over the Bank’s deed of trust in order for VFI’s unrecorded and unrecordable ground lease to be enforceable for its full ten year term. There are also additional claims for damages resulting from allegations that the Bank’s representatives imputed liability to the Bank based upon breach of fiduciary duty, fraud, and collaboration. The parties agreed to litigate the ground lease issue first and are now in negotiations to resolve all pending issues due to the fact that the business associated with the building has ceased and the building is vacant. Attempts to mediate this matter have been unsuccessful and a pretrial hearing is set for April 2013. Management and Bank’s counsel believe VFI’s position is not supported by law or the facts presented.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Registrar and Transfer Company is the stock transfer agent for New Peoples Bankshares, Inc. The common stock of New Peoples is quoted on the Over The Counter Bulletin Board (OTCBB) under the symbol “NWPP”. The volume of trading of shares of common stock is very limited. Trades in our common stock occur sporadically on a local basis and typically small volumes of stock is traded.

The high and low prices at which our common stock has traded known to us for each quarter in the past two years are set forth in the table below. These prices are obtained through inquiry of shareholders transferring stock and by our listing on the OTCBB. Other transactions may have occurred at prices about which we are not aware.

	2012		2011
	High	Low	High	High
1st quarter	$3.00	$1.50	$10.00	$4.00
2nd quarter	1.50	1.05	5.00	5.00
3rd quarter	5.00	1.07	3.00	3.00
4th quarter	1.50	1.07	3.00	3.00

The most recent sales price of which management is aware was $1.51 per share on March 8, 2013.

(b)	Holders

On March 18, 2013, there were approximately 4,476 shareholders of record.

(c)	Dividends

In order to preserve capital to support our growth in the past we have not paid cash dividends. The declaration of dividends in the future will depend on our earnings and capital requirements and compliance with regulatory mandates. We are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Moreover, the Written Agreement we have with the banking regulators prohibits the Company from paying any cash dividends and the Bank’s ability to pay dividends to the Company. So long as these restrictions remain in place the Company will not pay any cash dividends. Thereafter, the Company may or may not pay cash dividends depending on various factors including capital needs, earnings, and other factors our Board of Directors deems relevant. As a result, we do not anticipate paying a dividend on our common stock in 2013. See Note 3, Note 16 and Note 22 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from projections include:

•	the success or failure of our efforts to implement our business plan;

•	achieving and maintaining compliance with the Written Agreement between us and the banking regulators;

•	any required increase in our regulatory capital ratios;

•	satisfying other regulatory requirements that may arise from examinations, changes in the law and other similar factors;

•	any substantial increase in nonperforming loans;

•	our ability to attract additional talent that we may need;

•	any required increase to our loan loss reserve;

•	the difficult market conditions in our industry;

•	the unprecedented levels of market volatility;

•	the effects of soundness of other financial institutions;

•	the uncertain outcome of recently enacted legislation to stabilize the U.S. financial system;

•	the potential impact on us of recently enacted legislation;

•	the lack of a market for our common stock;

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	success in increasing capital to support our financial condition resulting from the recession;

•

in the near future, achieving the cost savings we project without customer rejection as we close unprofitable branches, and, in the longer term maintaining cost controls and asset qualities as we open or acquire new branches;

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2012 and 2011 as well as results of operations for the years ended December 31, 2012 and 2011. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

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

Written Agreement Progress Report

At December 31, 2012, we believe we have not yet achieved full compliance with the Agreement but we have made progress in our compliance efforts under the Agreement. We are aggressively working to comply with the Agreement and have timely submitted each required plan by its respective deadline. We have hired an independent consultant to assist us in these efforts and the following actions have taken place:

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

A formal management succession plan has been developed and approved by the Board of Directors.

3.	In the month of September 2010, a newly revised strategic plan and a capital plan were completed and submitted to our regulators. The 2011 Budget was submitted to our regulators in the fourth quarter of 2010. The 2012 Budget was submitted to our regulators also in the fourth quarter of 2011. The 2013 Budget was submitted to our regulators in January 2013.

A newly revised strategic plan for the years 2013 through 2015 was completed and submitted to the regulators in January 2013.

In September 2012, we converted notes payable to two of our directors totaling $5.5 million plus accrued interest of $272 thousand to common stock. As a result of the conversion, New Peoples returned to well capitalized status at September 30, 2012.

In accordance with our capital plan, we began a common stock offering in July 2012 to existing shareholders followed by an offering to the public during the third and fourth quarters of 2012. The offering was closed on December 20, 2012 and proceeds of $12,061,257 were received on December 28, 2012. Upon receipt of the proceeds we injected $7.0 million of capital into the Bank. The remaining net proceeds are held at the Company and will be used for payment of operating expenses and, when permitted by regulatory authorities, the payment of deferred trust preferred interest. The remaining additional cash may be used for future capital injections, if needed; thus, providing a source of strength at the holding company level for the Bank. In addition, the conversion of the director notes to common stock and the recent stock offering included common stock warrants that may be exercised in the next five years and potentially provide additional capital if, and when, they are exercised. A total of 2,370,900 common stock warrants were outstanding as of December 31, 2012 with an exercise price of $1.75. Assuming all of these warrants are exercised before expiration, then an additional $4.1 million in capital would be provided by their exercise.

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

In the fourth quarter of 2012, a Senior Vice President and Senior Credit Officer was added to the credit administration function providing additional management experience to the credit function. Karen Wimmer reports directly to Chief Credit Officer Trescot and oversees the credit administration area of the Bank

The credit analysis function has been restructured and is a part of credit administration. The credit analysis function is led by a Vice President/Senior Analyst, who supervises three analysts, of which, two analysts are CPA’s, the third has an MBA. The function reports directly to the Senior Vice President and Senior Credit Officer and is responsible for analyzing new and renewed loan relationships of $250 thousand or more prior to approval and conducting annual financial reviews of loan relationships of $500 thousand or more.

The appraisal review function, consisting of two Vice Presidents, one of which is an experienced licensed appraiser, and one administrative assistant, also reports directly to the Senior Credit Officer. The appraisal review function reviews the quality of appraisals on behalf of the Bank by reviewing the methods, assumptions, and value conclusions of internal and external appraisals. In addition, this data is used to determine whether an external appraiser should be utilized for future work.

7.	We have retained an independent third party to perform loan reviews on a quarterly basis in 2010 and 2011 and engaged them to perform this function in June 2012 and December 2012. We have engaged them to perform this function in June 2013 and December 2013 as well. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period.

8.	To support the focus on problem credit management the Bank further developed, in March, 2011, a Special Assets department which reports to the Chief Credit Officer. Presently, the department has two workout specialists/Vice Presidents, one Vice President managing other real estate owned properties, an analyst, and two support personnel. Substantially all the relationships in the Bank with total commitments in excess of $500,000 which are risk rated Special Mention or worse are assigned to this department. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, watch list credits, and the Bank’s legal department related to collection efforts. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates of the Bank’s twenty largest problem credits. A quarterly management watch list committee has been established to actively manage and monitor these credits.

9.	A new allowance for loan loss model was implemented and reviewed independently during 2010. The Board has approved a new allowance for loan loss policy. We have shifted duties for maintaining the allowance for loan loss model and credit reporting to a more experienced employee. The allowance for loan loss and the methodology supporting the results are approved quarterly by the Audit Committee of the Board of Directors, and ratified by the Board.

10.	We have significantly increased our asset based liquidity sources throughout 2010, 2011 and 2012 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations. We are further developing an investment portfolio, as well. The investment portfolio has grown to $49.6 million at December 31, 2012 from $4.7 million at December 31, 2010.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

At December 31, 2012, total assets were $719.0 million, total loans were $522.4 million, and total deposits were $652.9 million at December 31, 2012. The Company had a total net loss after tax of $6.3 million or $0.57 per basic share and per diluted share for the year ended December 31, 2012 as compared to a net loss of $8.9 million, or $0.89 per basic and per diluted share for the year ended December 31, 2011. The annualized return on average assets for the fiscal year 2012 was (0.86)% as compared to (1.07)% for the same period in 2011. The annualized return on average equity was (23.62)% for the fiscal year 2012 and (24.35)% for the same period in 2011. We did have a profitable fourth quarter in 2012 in which we made $212 thousand, the first profitable quarter since March 31, 2011.

During the year 2012, we strategically decreased total assets, total loans and higher cost deposits to improve our capital position. In December 2012, the Company successfully completed a public offering of its common stock, which resulted in net proceeds of $11.4 million after $624 thousand of expenses related to the offering. Upon completion of the offering and receipt of proceeds, $7.0 million was injected in the Bank’s capital. As a result of this shrinking and capital injection, the Bank improved its capital position and maintained a well-capitalized status throughout 2012. The following Bank ratios existed at December 31, 2012 as compared to December 31, 2011, respectively: Tier 1 leverage ratio of 7.08% versus 5.99%; Tier 1 risk based capital ratio of 11.60% versus 9.28%; and total risk based capital ratio of 12.88% versus 10.56%.

Total assets decreased $61.4 million in 2012, or 7.86%, from $780.4 million at December 31, 2011. Total loans decreased $75.4 million in 2012, or 12.62%, from $597.8 million at December 31, 2011. This is the result of charge offs of $6.8 million during 2012, resolution of problem loans, slow economic recovery in our market area, decreased loan demand, tighter underwriting guidelines, and the intentional shrinking of the loan portfolio to increase regulatory capital ratios. Total deposits decreased $55.4 million, or 7.83%, from $708.3 million at December 31, 2011. The largest decrease in deposits has taken place in time deposits which have decreased from $445.7 million at December 31, 2011 to $372.5 million at December 31, 2011. This $73.2 million decrease in time deposits, or 16.42%, is the result of decreased interest rates offered in this very low interest rate environment.

For the year ending December 31, 2012, we experienced a net loss of $6.3 million as compared to a $8.9 million loss for the same period in 2011. In the year 2012, the net loss was primarily related to four areas: lower net interest income, provisions for loan losses, other real estate related expenses and a valuation allowance on our deferred tax asset. We maintained a strong net interest margin of 4.13% in 2012 as compared to 4.29% in 2011. However, the decreased volume of earning assets in 2012 and high levels of nonperforming assets decreased net interest income to $27.3 million in 2012 from $32.2 million in 2011. In 2012, we made $4.8 million in provisions for loan losses. Although lower than 2011’s total of $8.0 million, the level remains high. Expenses related to other real estate owned properties were $4.5 million in 2012. This category of expenses was less than the $5.6 million in 2011, but it remained a negative impact on earnings. We also incurred a valuation allowance on our deferred tax asset totaling $4.1 million during which has a direct impact on the net loss in 2012. We may be able to reverse the valuation allowance in the future as earnings improve resulting in taxable income to offset net loss tax carryforwards.

In May 2012, we closed four offices and merged them into existing nearby offices as a cost savings measure. This was the result of thorough branch analysis and performance evaluation. We continue to evaluate our branch network and operations to improve earnings.

The ratio of nonperforming assets to total assets lowered to 6.67% at December 31, 2012 as compared to 7.55% at December 31, 2011. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased during 2012. At December 31, 2012, nonperforming assets totaled $48.0 million as compared to $58.9 million at December 31, 2011 a reduction of $10.9 million, or 18.60%. The majority of these assets are commercial real estate and farmland real estate secured loans and other real estate owned properties. We still have some real estate development projects both inside and outside of our market area, but at reduced levels than in the past. These loans outside our market area are primarily in the coastal Carolinas; which amount to only $1.8 million at December 31, 2012 as compared to $2.5 million at December 31, 2011. In addition, there are also some similar projects located in Northeastern Tennessee and one in eastern West Virginia. We are undertaking extensive efforts to work out these credits and liquidate foreclosed properties. This will take some time, but overall we believe we are making progress.

During 2012, we have continued our progress in identifying the risks in our loan portfolio. In addition, we have continued to improve our lending policies and train our lending staff on these policies and procedures. Each of these steps are critical to minimize future losses and to strengthen asset quality of the Bank. Our allowance for loan loss at December 31, 2012 is $16.8 million, or 3.22% as compared to $18.4 million, or 3.07% at December 31, 2011. The provision for loan losses decreased to $4.8 million in 2012 as compared to $8.0 million in 2011. We continue to maintain a higher level in the allowance for loan loss in light of the current economic circumstances, including the anemic recovery and believe that this level is adequate. Future provisions may be deemed necessary, however. Net charge-offs year-to-date for 2012 as a percentage of total average loans improved to 1.14% as compared to 2.24% in 2011. Impaired loans decreased $26.6 million, or 28.98%, in 2012 to $65.2 million with an estimated allowance of $5.9 million for potential losses at December 31, 2012 as compared to $91.8 million in impaired loans with an estimated allowance of $6.0 million at the end of 2011.

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

Our deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. If all or a portion of the net deferred tax asset is determined to be unlikely to be realized, a valuation allowance is established to reduce the net deferred tax asset to the amount that is more likely than not to be realized. For further discussion of the deferred tax asset and valuation allowance, we refer you to the section on “Deferred Tax Asset and Income Taxes” in this discussion.

For further discussion of our other critical accounting policies, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements, found in Item 8 to this annual report on Form 10-K.

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income, decreased $4.9 million, or 15.20% from 2011 to 2012. The decrease in net interest income is due primarily to a reduction in loans during 2012 and the level of nonearning assets, i.e. nonaccrual loans and other real estate owned properties. Loan interest income decreased $8.6 million, or 20.85%, from $41.2 million in 2011 to $32.6 million in 2012. Interest expense decreased $3.1 million, or 32.75%, from $9.6 million for the year ending 2011 to $6.5 million in 2012 as a result of deposits re-pricing at lower interest rates at maturity, and a shift in the deposit mix whereby our higher cost time deposits were replaced with lower cost deposit products. The net interest margin for the year ending December 31, 2012 was 4.13% as compared to 4.29% for the same period in 2011. We are trying to preserve the net interest margin, but we may experience some further decrease in the net interest margin as new and renewed loans are sometimes priced at lower market interest rates. Because of the tightening of our underwriting, loan pricing may be lower than historically; however, typically more conservative underwriting reduces the likelihood of future loan losses. Loan losses negatively impact earnings through various related expenses, for example, loan loss provisions, collection expenses, etc.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis
Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)
	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
ASSETS
Loans (1), (2), (3)	$556,504	$32,592	5.86%	$659,298	$41,176	6.25%	$742,026	$47,775	6.44%
Federal funds sold	1,216	3	0.25%	6,202	9	0.15%	25,763	44	0.17%
Interest bearing deposits	58,677	173	0.29%	74,000	184	0.25%	8,349	12	0.14%
Other investments (3)	44,307	965	2.18%	10,952	400	3.65%	7,590	197	2.61%

Total Earning Assets	660,704	33,733	5.11%	750,452	41,769	5.57%	783,728	48,028	6.13%

Less: Allowance for loans losses	(18,475)			(20,805)			(18,607)
Non-earning assets	92,494			101,972			97,997

Total Assets	$734,723			$831.619			$863,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$61,842	$110	0.18%	$57,675	$155	0.27%	$56,791	$250	0.44%
Savings	96,764	242	0.25%	103,346	460	0.45%	92,622	779	0.84%
Time deposits	406,669	5,018	1.23%	485,072	7,717	1.59%	523,990	11,112	2.12%
Other Borrowings	15,487	600	3.87%	24,151	838	3.47%	29,721	1,303	4.39%
Trust Preferred Securities	16,496	490	2.97%	16,496	436	2.64%	16,496	454	2.75%

Total interest bearing liabilities	597,258	6,460	1.08%	686,740	9,606	1.40%	719,620	13,898	1.93%

Non-interest bearing deposits	106,780			102,957			92,943
Other liabilities	3,913			5,338			4,307

Total Liabilities	707,951			795,035			816,870
Stockholders’ Equity	26,772			36,584			46,248

Total Liabilities and Stockholders’ Equity	$734,723			$831,619			$863,118

Net Interest Income		$27,273			$32,163			$34,130

Net Interest Margin			4.13%			4.29%			4.35%

Net Interest Spread			4.03%			4.17%			4.20%

(1)	Non-accrual loans have been included in the average balance of loans outstanding.
(2)	Loan fees have been included in interest income on loans.
(3)	Tax exempt income is not significant and has been treated as fully taxable.

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

	Volume and Rate Analysis
	(Dollars in thousands)
	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease)			Increase (Decrease)
	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$(6,420)	$(2,164)	$(8,584)	$(5,326)	$(1,273)	$(6,599)
Federal funds sold	(7)	1	(6)	(33)	(2)	(35)

Interest bearing deposits	(38)	27	(11)	94	78	172

Other investments	1,218	(653)	565	87	116	203

Total Earning Assets	(5,247)	(2,789)	(8,036)	(5,178)	(1,081)	(6,259)

Interest Bearing Liabilities:
Demand	11	(56)	(45)	4	(99)	(95)
Savings	(29)	(189)	(218)	90	(409)	(319)
All other time deposits	(1,247)	(1,452)	(2,699)	(825)	(2,570)	(3,395)
Other borrowings	(301)	63	(238)	(244)	(221)	(465)
Trust Preferred Securities	—	54	54	—	(18)	(18)

Total Interest Bearing Liabilities	(1,566)	(1,580)	(3,146)	(975)	(3,317)	(4,292)

Change in Net Interest Income	$(3,681)	$(1,209)	$(4,890)	$(4,203)	$2,236	$(1,967)

Loans

Our primary source of income comes from interest earned on loans. Loan production slowed in 2012 as evidenced by total loans decreasing $75.4 million, or 12.62%, including net charge offs of $6.4 million. This is due to the resolution of problem loans, decreased loan demand, tighter underwriting guidelines, and the intentional shrinking of the loan portfolio to increase regulatory capital ratios. We continue to serve our customers, and although the total loan portfolio has been reduced, we continue to renew existing credits and make new loans to qualified borrowers as well. We anticipate some further decreases in the loan portfolio in the near future primarily as we reduce our exposure to certain credit and market risks and decrease nonperforming loans. Lending personnel are focused on developing new and existing lending relationships which should slow the pace of the reduction in total loans subject to the impact of the underperforming economy and heightened competition in the banking industry. Total loans decreased $75.4 million in 2012 from 2011. A schedule of loans by type is set forth immediately below. Approximately 81.75% of the loan portfolio is secured by real estate at the end of 2012.

Loans receivable outstanding are summarized as follows:

	Loan Portfolio
	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Commercial, financial and agricultural	$65,888	$85,798	$109,418	$118,844	$110,060
Real estate – construction	24,327	32,389	52,307	71,854	64,595
Real estate – mortgage	402,703	441,107	489,314	504,071	483,471
Installment loans to individuals	29,445	38,522	56,755	68,801	63,048

Total	$522,363	$597,816	$707,794	$763,570	$721,174

Our loan maturities as of December 31, 2012 are shown in the following table:

	Maturities of Loans
(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$26,534	$34,243	$5,111	$65,888
Real estate – construction	6,093	11,963	6,271	24,327
Real estate – mortgage	84,669	210,561	107,473	402,703
Installment loans to individuals	7,067	19,646	2,732	29,445

Total	$124,363	$276,413	$121,587	$522,363

Loans with fixed rates	$44,221	$104,276	$120,232	$268,729
Loans with variable rates	80,142	172,137	1,355	253,634

Total	$124,363	$276,413	$121,587	$522,363

The above table reflects the earlier of the maturity or re-pricing dates for loans at December 31, 2012. In preparing this table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be re-priced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or re-pricing.

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

The allowance for loan losses decreased to $16.8 million at December 31, 2012 as compared to $18.4 million at December 31, 2011. Even so, the allowance for loan losses at the end of 2012 was approximately 3.22% of total loans as compared to 3.07% at the end of 2011. Net loans charged off decreased in 2012 as they were $6.4 million, or 1.14% of average loans, compared to $14.7 million, or 2.24% of average loans, in 2011. The provision for loan losses also decreased to $4.8 million for 2012 as compared with $8.0 million for 2011.

We have experienced a decrease in loan delinquencies and nonaccrual loans in 2012. However, loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks of default and loan losses. At December 31, 2012, there were 112 loans in non-accrual status totaling $33.5 million, or 6.42% of total loans down from the levels at December 31, 2011, in which there were 170 loans in non-accrual status totaling $42.3 million, or 7.08% of total loans. The amounts of interest that would have been recognized on these loans were $1.4 million and $1.3 million in the years 2012 and 2011, respectively. There were 15 loans past due 90 days or greater and still accruing interest totaling $511 thousand, or 0.10% of total loans at December 31, 2012 down from 47 loans past due 90 days or greater and still accruing interest totaling $1.5 million at year end 2011. It is our policy to stop accruing interest on a loan, and to classify that loan as non-accrual, under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. There were $20.0 million in loans classified as troubled debt restructurings as of December 31, 2012, also an improvement, as compared to $29.1 million in loans classified as troubled debt restructurings as of December 31, 2011. Of the loans classified as troubled debt restructurings at December 31, 2012, $5.4 million were in non-accrual status, compared to $8.2 million at December 31, 2011. We do not have any commitments to lend additional funds to non-performing debtors.

Certain risks exist in the Bank’s loan portfolio. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but remain relatively stable. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible as the coal mining and natural gas industry have been negatively affected in the past year due to layoffs and environmental legislation. We do not foresee a major impact upon the Bank unless a severe downturn occurs which we believe is not highly likely. We are monitoring these industries. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Commercial loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is to be determined by the loan officer. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss. For the year 2012, we engaged a third party loan review firm to conduct semiannual loan reviews and have engaged them to perform this function in 2013 on a semiannual basis. Upon their review, loans risk ratings may change from the rating assigned by the respective lender. We have experienced fewer rating changes in more recent reviews indicating better risk identification for the loan portfolio in light of the experience from the severe recession.

In regards to its consumer loans and consumer real estate loan portfolio, the Company uses a conservative approach for its risk grading and timing of charge offs on these loans. This approach is based on the guidance found in the Uniform Retail Credit Classification and Account Management Policy and as a result affects our estimate of the allowance for loan losses. Under this approach when a consumer loan or consumer real estate loan is originated, it must possess qualities of a credit risk grade of Pass for approval and will remain with the initial risk rating through maturity unless there is a deterioration in the credit quality of the loan. Subsequently, if the loan becomes contractually 90 days past due or the borrower files for bankruptcy protection, it is downgraded to Substandard. At 90 days past due, or earlier if the customer has filed bankruptcy, the collateral value less estimated liquidation costs is compared to the loan balance to calculate any potential deficiency. If there is sufficient collateral, no charge-off is necessary. If there is a deficiency, then within 30 days of the loan becoming 90 days past due, or within 60 days of bankruptcy notice, the deficiency is charged-off against the allowance for loan loss. If the loan is unsecured, upon being deemed Substandard, the entire loan amount is charged off. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

All loans classified as special mention, substandard, doubtful and loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits, generally through the review of the appraisal. If the appraisal is current, less than twelve months old, and has been reviewed, then if no negative information regarding the appraised value is obtained, the value is accepted, and impairment, if required is made. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable. If this review determines that the appraisal is not reasonable, then a new appraisal is ordered, in most cases. In determining the component of our allowance in accordance with the Contingencies topic of the Accounting Standards Codification (ASC 450), we do not directly consider the potential for outdated appraisals since that portion of our allowance is based on the analysis of the performance of loans with similar characteristics, external and internal risk factors. We consider the overall quality of our underwriting process in our internal risk factors, but the need to update appraisals is associated with loans identified as impaired under the Receivables topic of the Accounting Standards Codification (ASC 310). If an appraisal is older than one year, a new external certified appraisal may be obtained and used to determine impairment. If an exposure exists, a specific allowance is directly made for the amount of the potential loss in addition to estimated liquidation and disposal costs. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impaired loans decreased to $65.2 million with $28.1 million requiring a valuation allowance of $5.9 million at December 31, 2012 as compared to $91.8 million with $30.0 million requiring a valuation allowance of $6.0 million at December 31, 2011. Of the $65.2 million recorded as impaired loans, $30.6 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Management is aggressively working to reduce the impaired credits at minimal loss.

Following is a summary of non-accrual and past due loans greater than 90 days still accruing interest:

Non-Accrual and Past Due Loans
(Dollars in thousands)
			December 31,
	2012	2011	2010	2009	2008
Non-accruing loans
Commercial, financial and agricultural	$10,962	$10,633	$5,970	$1,027	$100
Real estate – construction	2,412	5,583	15,460	13,727	2,875
Real estate – mortgage	20,153	26,099	22,986	9,670	3,269
Installment loans to individuals	9	1	1,365	289	170

Total Non-accruing loans	33,536	42,316	45,781	24,713	6,414

Loans past due 90 days or more and still accruing	551	1,504	1,693	3,875	33

Total	$34,087	$43,820	$47,474	$28,588	$6,447

Percent of total loans	6.53%	7.33%	6.71%	3.74%	0.89%

The above table includes $5.4 million and $8.2 million in nonaccrual loans as of December 31, 2012 and 2011, respectively, that have been classified as troubled debt restructurings. No troubled debt restructurings were past due 90 days or more and still accruing as of December 31, 2012 and 2011. There were $20.0 million in loans classified as troubled debt restructurings as of December 31, 2012, as compared to $29.1 million in loans classified as troubled debt restructurings as of December 31, 2011.

In addition to impaired loans, the remaining loan portfolio is evaluated based on past due history, economic conditions, and internal processes. During 2011, we changed methodology of determining historical loss factors by applying our historical loss rates instead of a weighted approach that was based on the greater of Virginia peers or our own historical loss rates. Previously, we did not have sufficient historical loss rates for certain types of loans, but a loss trend has now developed and provides better support than previous data. Economic data currently used includes national and local regional unemployment information, local housing price changes, gross domestic product growth, and interest rates are external factors. Lastly, we also evaluate our internal processes of underwriting and consider the inherent risks present in the portfolio due to past and present lending practices. In the past, these factors were not directly allocated to a particular loan category and were considered unallocated in the breakdown data in the table below. During 2011, however, we further analyzed our loan portfolio and the various unallocated internal and external factors. From our analysis, we determined that certain unallocated factors were relevant to certain sectors of the loan portfolio and some to each sector. These factors were allocated accordingly. As economic conditions, performance of our loans and internal processes change, it is possible that future increases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)
	For the Years Ended December 31,
Activity	2012	2011	2010	2009	2008
Beginning Balance	$18,380	$25,014	$18,588	$6,904	$6,620

Provision charged to expense	4,800	7,959	22,328	12,841	1,500

Advances made on loans with off balance sheet provision	—	153	—	—	—
Loan Losses:
Commercial, financial and agricultural	(1,523)	(4,022)	(1,911)	(129)	(591)
Real estate – construction	(357)	(7,245)	(10,002)	(446)	(44)
Real estate – mortgage	(4,535)	(5,446)	(3,867)	(367)	(256)
Installment loans to individuals	(336)	(694)	(728)	(334)	(420)

Total loan losses	(6,751)	(17,407)	(16,508)	(1,276)	(1,311)

Recoveries:
Commercial, financial and agricultural	97	224	530	37	18
Real estate – construction	73	1,296	—	8	—
Real estate – mortgage	148	1,018	6	21	17
Installment loans to individuals	63	123	70	53	60

Total recoveries	381	2,661	606	119	95

Net charge offs	(6,370)	(14,746)	(15,902)	(1,157)	(1,216)

Balance at End of Period	$16,810	$18,380	$25,014	$18,588	$6,904

Net charge offs as a % of average loans	1.14%	2.24%	2.14%	0.15%	0.17%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 62% of the allowance to real estate loans, which constituted 77.09% of our loan portfolio at December 31, 2012. Mortgage loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 13% of the allowance to real estate construction loans, which constituted 4.66% of our loan portfolio at December 31, 2012. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Values may not always be easily ascertainable as evidenced by the current market conditions. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities. Our allocation decreased as a percentage of the allowance for loan losses due to the $8.1 million decrease in construction real estate loans during 2012.

We have allocated 20% of the allowance to commercial loans, which constituted 12.61% of our loan portfolio at December 31, 2012. This allocation remained comparable to the 18% in 2011 despite the fact commercial loans decreased $19.9 million from 2011 to 2012 due to the $1.5 million in charge offs during 2012 that impacts our historical loss rate.

We have allocated 2% of the allowance to consumer installment loans, which constituted 5.64% of our loan portfolio at December 31, 2012. The reason for the decrease in the allocation was the result of the $9.1 million decrease in these loans during 2012.

The following table shows the balance and percentage of our allowance for loan losses (or “ALLL”) allocated to each major category of loans.

Allocation of the Allowance for Loan Losses
December 31, 2008 through December 31, 2012
(Dollars in thousands)
	December 31, 2012			December 31, 2011			December 31, 2010
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$3,383	20%	12.61%	$3,322	18%	14.35%	$5,323	21%	15.48%
R/E – const.	2,166	13%	4.66%	3,848	21%	5.42%	4,913	20%	7.39%
R/E – mortg.	10,322	62%	77.09%	9,578	52%	73.79%	6,882	27%	69.13%
Installment	388	2%	5.64%	781	4%	6.44%	1,733	7%	8.00%
Unallocated	551	3%		851	5%		6,163	25%

Total	$16,810	100%	100.00%	$18,380	100%	100.00%	$25,014	100%	100.00%

	December 31, 2009			December 31, 2008
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$1,710	9%	15.56%	$3,866	56%	15.26%
R/E – const.	8,036	43%	9.41%	621	9%	8.96%
R/E – mortg.	3,525	19%	66.02%	1,036	15%	67.04%
Installment	1,501	8%	9.01%	1,381	20%	8.74%
Unallocated	3,816	21%		—	—

Total	$18,588	100%	100.00%	6,904	100%	100.00%

Other Real Estate Owned

Other real estate owned decreased $1.2 million, or 8.10%, to $13.9 million at December 31, 2012 from $15.1 million at December 31, 2011. We anticipate total other real estate owned to increase in the near future as we foreclose on real estate collateralized loans. All properties are being marketed for sale by commercial and residential realtors under the direction of our Special Assets division. During 2012, we were able to sell $8.1 million of our properties as compared to sales of $5.9 million in 2011. As a result we incurred losses on the sales of these properties in the amounts of $480 thousand and $218 thousand for the years 2012 and 2011, respectively. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. We have designated employees to monitor other real estate owned properties to ensure proper fair market values of these assets and to ensure that maintenance and improvements are made to make these properties more marketable. During 2012 we had to record writedowns on other real estate owned properties in the amount of $2.6 million compared to $4.0 million in 2011. This was due to the receipt of updated valuations on the other real estate owned properties, which showed a lower fair value than our carrying amount of the properties, and accordingly we recorded a writedown on the properties.

Investment Securities

Total investment securities increased to $49.6 million at December 31, 2012 from $32.4 million at December 31, 2011 as we have intentionally increased the investment portfolio of the Bank. All securities are classified as available-for-sale for liquidity purposes. Investment securities with a carrying value of $18.4 million and $15.7 million at December 31, 2012 and 2011, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

As we curtail loans, we continue to build an investment portfolio. We anticipate slightly increasing the size of the portfolio during 2013. The portfolio will be comprised of short to mid-term investments.

The carrying values of investment securities and the different types of investments are shown in the following table:

Investment Securities Portfolio
(Dollars in thousands)
December 31,	2012		2011
Available for Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government Agencies	$23,177	$23,637	$21,405	$21,633
Taxable municipals	—	—	1,465	1,552
Tax-exempt municipals	—	—	1,043	1,054
Mortgage backed securities	25,822	25,978	8,144	8,195

Total Securities AFS	$48,999	$49,615	$32,057	$32,434

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2012 are shown by contractual maturity and do not reflect principal paydowns for amortizing securities, in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities
(Dollars in thousands)
(Dollars are in thousands) Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	1,479	1,489	1.00%
Due after five years through fifteen years	12,240	12,357	1.46%
Due after fifteen years	35,280	35,769	1.93%

Total	$48,999	$49,615	1.78%

Deposits

Total deposits were $652.9 million at December 31, 2012, a decrease of $55.4 million, or 7.83%, from $708.3 million at December 31, 2011. This decrease is attributed to our plan to decrease higher cost deposits in order to improve earnings and increase capital ratios. Most of the decrease has been in time deposits which are our highest cost deposit funding source. During 2012 we experienced a decrease in time deposits of $73.2 million. This is the result of decreased interest rates offered in this very low interest rate environment. During 2012, interest rate sensitive deposits have withdrawn to seek other investment opportunities.

Demand deposits remained substantially at the same level as they slightly decreased 0.52%, or $1.0 million, from $168.1 million at December 31, 2011 to $167.1 million at December 31, 2012. We continue to maintain demand deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. Savings deposits increased $18.7 million, or 19.78%, to $113.3 million at December 31, 2012 as compared to $94.6 million at December 31, 2011.

We expect to continue to lose higher cost and rate sensitive deposits in the near future, but at a decreased pace than in the past. However, we monitor deposits to ensure that we maintain adequate liquidity levels. We believe despite the deposit decrease, we have adequate liquidity.

Time deposits of $100,000 or more equaled approximately 21.37% of deposits at the end of 2012 and 23.61% of deposits at the end of 2011.

We have brokered deposits totaling $2.7 million with a term of 10 years. These deposits were used to fund a particular 10 year balloon mortgage product. Internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis above. Total CDARs time deposits decreased to $7.2 million in 2012 as compared to $8.2 million in 2011 primarily due to lower interest rates offered by us.

Maturities of time deposits of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More
(Dollars in thousands)
December 31, 2012
Three months or less	$29,337
Over three months through six months	21,293
Over six months through twelve months	29,765
Over one year	59,144

Total	$139,539

Noninterest Income

Noninterest income was $5.6 million in 2012 which was comparable to the $5.5 million in 2011. During 2012 we had $537 thousand in realized gains on the sale of investment securities. Noninterest income as a percentage of average assets increased as a percentage. The ratio was 0.76% in 2012 as compared to 0.66% in 2011. We anticipate this percentage to remain flat during 2013 due to regulatory actions regarding these types of income sources; however, we continue to seek opportunities to improve noninterest income. As a part of these efforts, in June 2012 we changed the name of NPB Financial Services, Inc. to NPB Insurance Services, Inc., which will operate solely as a full-service insurance agency, dealing in personal and group life, health, and disability products in 2013.

Noninterest Expense

Noninterest expenses decreased $7.4 million, or 18.86%, to $32.0 million in 2012 from $39.4 million in 2011. The following are explanations of the decrease in non-interest expenses during 2012.

During 2011 we realized, a one time non-recurring expense of $4.1 million related to the impairment of goodwill which completely wrote-off this asset. This was a result of management’s reassessment of goodwill for impairment at December 31, 2011.

Salaries and employee benefits decreased from $15.7 million in 2011 to $13.9 million in 2012. This was a decrease of $1.8 million or 11.36% and was the result of several factors. Decreased staffing occurred during 2011 and we started to realize the results of that reduction in 2012. In addition, we froze salaries for the year 2012 in order to control this expense. In the year 2012, we also lowered the 401-k matching contribution from matching dollar for dollar on the 5% employee contribution to 3%. On May 31, 2012 we merged eight existing offices together to form four offices which reduced our total number of branches to 23. Total full time equivalent employees have decreased to 286 at December 31, 2012 from 306 at December 31, 2011, a reduction of 20, or 6.54%.

Other real estate owned and repossessed asset expenses decreased $1.1 million, or 20.06%, to $4.5 million in 2012 from $5.6 million in 2011. This decrease is related to a decrease in writedowns on other real estate owned during 2012 and a reduction of other real estate owned during 2012. We re-assessed the values of the properties in other real estate owned in 2012 and wrote down these assets by $2.6 million to reflect fair market value changes in the properties since the original date that the assets were acquired in 2012 or the prior year balance for properties that continue to be held. During 2011 we wrote down these assets by $4.0 million. In the year 2012, we had a net loss on the sale of other real estate owned property of $480 thousand compared to a net loss of $218 thousand in 2011.

In 2012, FDIC assessment expense decreased $355 thousand, or 17.63%, from $2.0 million in 2011 to $1.7 million in 2012. This is the result of the reduction of total deposits during 2012.

The ratio of noninterest expense as a percentage of average assets decreased in 2012 to 4.35% as compared to 4.74% in 2011. We expect greater efficiencies to result as we maximize the performance of our branches and as the economy improves.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 97.32% in 2012 as compared to 104.61% for 2011. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio. We anticipate this ratio to improve in the future as we realize cost savings from staff reductions and the branch mergers that occurred in the second quarter of 2012. We believe that other real estate owned write-downs may reduce from the past as these have been primarily related to construction and development type properties that have been significantly impacted due to recent market valuation trends. Our level of these properties is much lower and reflects current market values.

Life Insurance

We have life insurance policies on the life of one key officer and three former key officers. The Bank is the beneficiary under each policy. In addition, we own a policy in which the Bank is the beneficiary which was collateral for a defaulted loan. The aggregate total cash surrender value of the policies was $12.0 million and $11.4 million at December 31, 2012 and December 31, 2011, respectively. Total income for the policies during 2012 was $309 thousand as compared to $340 thousand for the year ending 2011.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax asset of $4.7 million existed at December 31, 2012 as compared to a deferred tax asset of $7.2 million at December 31, 2011. The $2.5 million difference is primarily related to a $4.1 million deferred tax asset valuation allowance recorded in 2012, which increased the total valuation allowance to $6.8 million at December 31, 2012, compared to $2.7 million at December 31, 2011. Management reviewed the deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that an additional deferred tax asset valuation allowance was required during 2012. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $6.8 million allowance, would be realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $4.6 million. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

After the common stock offering was concluded in December 2012, the Company evaluated whether a “change of control” as defined in Internal Revenue Code (“IRC”) section 382 had occurred. A change of control for purposes of IRC section 382 would have occurred if 50% or more of the ownership of the Company had changed as a result of the offering and stock transactions occurring in the preceding 3 years. In that case IRC section 382 would impose certain limitations which would restrict the ability of the Company to utilize the current amount of tax loss carryforwards among other future tax deductions. We concluded that a change of control did not occur under the IRC section 382. We must, however, continue to monitor any increase in the ownership of any 5% owner in the Company, of any new investors participating in the common stock offering that were not investors before the offering, and of any new 5% owner acquiring common stock from existing shareholders excluding the two aforementioned groups. If the combined additional ownership of these three groups ever causes their total ownership to exceed 50%

in the next three years, the limitations of Internal Revenue Code 382 would apply. The Company is considering implementing a tax preservation plan in the near future to protect the ability to realize the future tax loss carryforwards that would help protect current investors from any such change of control under IRC section 382, if one should occur.

Capital Resources

Our total capital at the end of 2012 was $39.9 million compared to $28.9 million in 2011. The increase was $11.0 million, or 38.07%. In September 2012 we converted the notes payable to two Board members of $5.5 million plus accrued interest of $272 thousand to common stock, which resulted in an increase to capital of $5.7 million. In December 2012 we successfully completed a public offering of our common stock, which resulted in an increase to capital of $11.4 million. This $17.9 million increase in capital was offset by the net loss of $6.3 million for 2012, which was primarily the result of lower net interest income, provision for loan losses, other real estate owned property related expenses and the deferred tax asset valuation allowance expense. The Bank and the Company were both well capitalized as of December 31, 2012, as defined by the regulatory capital guidelines. New Peoples capital as a percentage of total assets was 5.54% at December 31, 2012 compared to 3.70% at December 31, 2011.

Total assets decreased in 2012 and we anticipate a slight decrease in assets to be the trend in 2013. Our primary source of capital comes from retained earnings. We developed a new strategic plan and capital plan in 2012. Under current economic conditions, we believe it is prudent to continue to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Retained earnings are not alone sufficient to provide for this economic cycle and we believe we will need access to additional sources of capital. As part of our initiative to improve regulatory capital ratios, we are further reducing our higher risk assets, which results in a shrinking loan portfolio. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. We are fully implementing this strategy to increase capital. However, these efforts alone may not provide us adequate capital if further loan losses are realized.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Earnings will continue to be retained to build capital.

Liquidity

We closely monitor our liquidity and have increased liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments from $107.3 million at December 31, 2011 to $125.3 million at December 31, 2012. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2013.

At December 31, 2012, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $31.2 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. We have increased our investment portfolio from $32.4 million at December 31, 2011 to $49.6 million at December 31, 2012. Our strategy is to manage the portfolio with future purchases that reduce price risk in a rising interest rate environment and shorten the duration of these securities to be able to invest in higher yielding loans and investments when interest rates do rise again. We foresee purchasing additional securities in the near future as opportunities arise, and selling securities when it improves the portfolio strategies in a rising interest rate environment that may occur in the distant future.

Our loan to deposit ratio was 80.01% at December 31, 2012 and 84.40% at year end 2011. We anticipate this ratio to remain below 85% in the future. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Available third party sources of liquidity remain intact at December 31, 2012 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At December 31, 2012, we had borrowings from the Federal Home Loan Bank totaling $6.6 million as compared to $18.0 million at December 31, 2011. None are overnight and subject to daily interest rate changes. The borrowings have a maturity date in the year 2018, but reduce in principal amounts monthly. The decrease of $11.4 million was due to regularly scheduled principal payments and the early payoff of the term notes of $10.2 million during the second quarter of 2012 that were to mature in the third quarter 2012. We incurred $90 thousand in prepayment penalties during the second quarter as a result of this early payoff, but this early payoff was to realize savings in interest expense expected to be incurred through the maturity dates, netting savings to the overall earnings of the Company. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $7.0 million in 2008 and $3.0 million in 2010 to the Treasury Board of Virginia for collateral on public funds. An additional $41.1 million was available on December 31, 2012 on the $57.7 million line of credit which is secured by a blanket lien on our residential real estate loans.

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

The Bank has access to additional liquidity through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, we do not anticipate using this funding source except as a last resort.

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

Concerning the Company’s liquidity, as a result of the public offering of common stock, we received net proceeds of $11.4 million after $624 thousand in offering expenses were paid. Upon receipt of the proceeds a $7.0 million was injected into capital at the Bank, which left remaining funds of $4.4 million at the Company. The remaining funds will be used to pay operating expenses, trust preferred interest payments (upon regulator approval), and provide additional capital injections to the Bank, if needed. As of now, all interest payments to the trust preferred securities is deferred. In the event, thrust preferred interest payments are no longer deferred, then the Company has the cash to meet this obligation without any reliance on the Bank.

As a result of the conversion of director notes and the common stock offering, a total of 2,370,900 common stock warrants were issued. The warrants are immediately exercisable over the next five years at a price of $1.75 per share. When, and if, these warrants are exercised, additional funds maybe received by the Company, which provides potentially up to $4.1 million in additional liquidity and capital at the Company level. Additional contingent funding sources will be explored as available.

Financial Instruments with Off-Balance-Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2012 and 2011 is as follows:

(Dollars in thousands)	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$27,887	$29,004
Standby letters of credit	2,721	3,049

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

Interest Sensitivity

At December 31, 2012 we had a negative cumulative gap rate sensitivity ratio of 31.67% for the one year re-pricing period, compared to 38.82% at December 31, 2011. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would probably decrease in periods during which interest rates are increasing. We are closely monitoring our position and implementing adjustments periodically to strategically position ourselves to enhance earnings in current and anticipated interest rate environments. On a quarterly basis, management reviews our interest rate risk and has decided that the current position is an acceptable risk.

Interest Sensitivity Analysis
December 31, 2012
(Dollars in thousands)
	1- 90 Days	91-365 Days	1-3 Years	4-5 Years	6-15 Years	Over 15 Years	Total
Uses of funds:
Loans	$51,606	$72,529	$181,743	$94,916	$91,680	$29,889	$522,363
Federal funds sold	2	—	—	—	—	—	2
Deposits with banks	76,590	—	—	—	—	—	76,590
Investments	9,205	—	9,038	5,389	9,177	16,806	49,615
Bank owned life insurance	11,964	—	—	—	—	—	11,964

Total earning assets	$149,367	$72,529	$190,781	$100,305	$100,857	$46,695	$660,534

Sources of funds:
Interest Bearing DDA	$68,665	$—	$—	$—	$—	$—	68,665
Savings & MMDA	113,280	—	—	—	—	—	113,280
Time Deposits	88,051	144,612	95,192	41,795	2,823	—	372,473
Trust preferred securities	16,496	—	—	—	—	—	16,496
Other borrowings	—	—	—	—	6,558	—	6,558

Total interest bearing liabilities	$286,492	$144,612	$95,192	$41,795	$9,381	$—	$577,472

Discrete Gap	$(137,125)	$(72,083)	$95,589	$58,510	$91,476	$46,695	$83,062

Cumulative Gap	$(137,125)	$(209,208)	$(113,619)	$(55,109)	$36,367	$83,062

Cumulative Gap as % of Total Earning Assets	(20.76%)	(31.67%)	(17.20%)	(8.34%)	5.51%	12.57%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

New Peoples Bankshares, Inc.

Honaker, Virginia

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Richmond, Virginia

March 19, 2013

Elliott Davis LLC | Elliott Davis PLLC | www.elliottdavis.com

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(IN THOUSANDS EXCEPT SHARE DATA)

	2012	2011
ASSETS

Cash and due from banks	$17,517	$18,306
Interest-bearing deposits with banks	76,590	72,170
Federal funds sold	2	77

Total Cash and Cash Equivalents	94,109	90,553

Investment securities available-for-sale	49,615	32,434

Loans receivable	522,363	597,816
Allowance for loan losses	(16,810)	(18,380)

Net Loans	505,553	579,436

Bank premises and equipment, net	31,190	33,141
Equity securities (restricted)	2,803	3,573
Other real estate owned	13,869	15,092
Accrued interest receivable	2,374	3,067
Life insurance investments	11,964	11,351
Intangible assets	53	123
Deferred taxes, net	4,686	7,220
Other assets	2,799	4,394

Total Assets	$719,015	$780,384

LIABILITIES

Deposits
Demand deposits
Noninterest bearing	$98,432	$109,629
Interest-bearing	68,665	58,459
Savings deposits	113,280	94,569
Time deposits	372,473	445,658

Total Deposits	652,850	708,315

FHLB advances	6,558	17,983
Accrued interest payable	1,880	1,796
Accrued expenses and other liabilities	1,365	1,471
Other borrowings	—	5,450
Trust preferred securities	16,496	16,496

Total Liabilities	679,149	751,511

STOCKHOLDERS’ EQUITY
Common stock – $2.00 par value; 50,000,000 shares authorized; 21,865,535 and 10,010,178 shares issued and outstanding at December 31, 2012 and 2011, respectively	43,731	20,020
Common stock warrants	2,056	—
Additional paid-in capital	13,081	21,689
Retained deficit	(19,409)	(13,085)
Accumulated other comprehensive income	407	249

Total Stockholders’ Equity	39,866	28,873

Total Liabilities and Stockholders’ Equity	$719,015	$780,384

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	2012	2011

INTEREST AND DIVIDEND INCOME
Loans including fees	$32,592	$41,176
Federal funds sold	3	9
Interest-earning deposits with banks	173	184
Investments	851	301
Dividends on equity securities (restricted)	114	99

Total Interest and Dividend Income	33,733	41,769

INTEREST EXPENSE
Deposits
Demand	110	155
Savings	242	460
Time deposits below $100,000	2,994	4,768
Time deposits above $100,000	2,024	2,949
FHLB advances	472	644
Other borrowings	128	194
Trust Preferred Securities	490	436

Total Interest Expense	6,460	9,606

NET INTEREST INCOME	27,273	32,163

PROVISION FOR LOAN LOSSES	4,800	7,959

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,473	24,204

NONINTEREST INCOME
Service charges	2,482	2,488
Fees, commission and other income	1,949	2,312
Insurance and investment fees	319	384
Net realized gains on sale of investment securities	537	—
Life insurance investment income	309	340

Total Noninterest Income	5,596	5,524

NONINTEREST EXPENSES
Salaries and employee benefits	13,947	15,735
Occupancy and equipment expenses	4,211	4,533
Advertising and public relations	472	445
Data processing and telecommunications	1,743	1,654
FDIC insurance premiums	1,659	2,014
Other real estate owned and repossessed assets, net	4,458	5,577
Impairment of goodwill	—	4,122
Other operating expenses	5,498	5,342

Total Noninterest Expenses	31,988	39,422

LOSS BEFORE INCOME TAXES	(3,919)	(9,694)

INCOME TAX EXPENSE (BENEFIT)	2,405	(784)

NET LOSS	$(6,324)	$(8,910)

Loss Per Share
Basic and Fully Diluted	$(0.57)	$(0.89)

Average Weighted Shares of Common Stock
Basic and Fully Diluted	11,181,963	10,010,178

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(IN THOUSANDS)

	2012	2011

NET LOSS	$(6,324)	$(8,910)

Other comprehensive income (loss):
Investment securities activity:
Unrealized gains arising during the year	777	394
Tax related to unrealized gains	(264)	(134)
Reclassification of realized gains during the year	(537)	—
Tax related to realized gains	182	—

TOTAL OTHER COMPREHENSIVE INCOME	158	260

TOTAL COMPREHENSIVE LOSS	$(6,166)	$(8,650)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(IN THOUSANDS INCLUDING SHARE DATA)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2010	10,010	$20,020	$—	$21,689	$(4,175)	$(11)	$37,523

Net loss	—	—	—	—	(8,910)	—	(8,910)

Unrealized gain on available-for-sale securities, net of $134 tax	—	—	—	—	—	260	260

Balance, December 31, 2011	10,010	20,020	—	21,689	(13,085)	249	28,873

Net loss	—	—	—	—	(6,324)	—	(6,324)

Conversion of Director notes plus accrued interest	3,815	7,629	663	(2,570)	—	—	5,722

Common stock and common stock warrants issuance, net of costs of $624	8,041	16,082	1,393	(6,038)	—	—	11,437

Realized gains on available-for-sale securities, net of $182 tax	—	—	—	—	—	(355)	(355)

Unrealized gain on available-for-sale securities, net of $264 tax	—	—	—	—	—	513	513

Balance, December 31, 2012	21,866	$43,731	$2,056	$13,081	$(19,409)	$407	$39,866

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(IN THOUSANDS)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,324)	$(8,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,500	2,562
Provision of loan losses	4,800	7,959
Impairment of goodwill	—	4,122
Income (less expenses) on life insurance	(613)	(340)
Gain on sale of securities available-for-sale	(537)	—
Loss on sale of fixed assets	357	126
Loss on sale of foreclosed real estate	480	218
Adjustment of carrying value of foreclosed real estate	2,620	4,023
Accretion of bond premiums/discounts	572	70
Deferred tax expense	2,453	683
Amortization of core deposit intangible	70	101
Net change in:
Interest receivable	693	633
Other assets	1,595	807
Accrued interest payable	356	76
Accrued expenses and other liabilities	(106)	(4)

Net Cash Provided by Operating Activities	8,916	12,126

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	59,108	82,453
Purchase of securities available-for-sale	(40,828)	(31,647)
Proceeds from sale and maturities of securities available-for-sale	23,851	4,195
Sale of Federal Home Loan Bank stock	770	305
Payments for the purchase of premises and equipment	(1,333)	(1,921)
Proceeds from sale of premises and equipment	427	233
Proceeds from sales of other real estate owned	8,098	5,945

Net Cash Provided by Investing Activities	50,093	59,563

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and common stock warrants	11,437	—
Repayment of line of credit borrowings	—	(4,900)
Net increase in other borrowings	—	5,200
Repayments to Federal Home Loan Bank	(11,425)	(6,200)
Net change in:
Demand deposits	(991)	20,227
Savings deposits	18,711	(13,550)
Time deposits	(73,185)	(64,442)

Net Cash Used in Financing Activities	(55,453)	(63,665)

Net increase in cash and cash equivalents	3,556	8,024
Cash and Cash Equivalents, Beginning of the Year	90,553	82,529

Cash and Cash Equivalents, End of the Year	$94,109	$90,553

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$6,544	$9,682
Taxes	$—	$—
Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$9,975	$12,932
Loans made to finance sale of foreclosed real estate	$—	$1,000
Conversion of Director notes in other borrowings to common stock	$5,450	$—
Conversion of accrued interest payable on Director notes to common stock	$272	$—
Common stock issued as a result of the conversion of Director notes	$5,722	$—

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

Nature of Operations – New Peoples Bankshares, Inc. (“The Company”) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (“The Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly owned subsidiaries, NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing additional trust preferred securities. NPB Financial Services, Inc. was a subsidiary of the Company until January 1, 2009 when it became a subsidiary of the Bank. The name of NPB Financial Services, Inc. was changed in June 2012 to NPB Insurance Services, Inc. which will operate solely as an insurance agency.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy – The consolidated financial statements include the Company, the Bank, NPB Insurance Services, Inc., and NPB Web Services, Inc. (Hereinafter, collectively referred to as “The Company.”) All significant intercompany balances and transactions have been eliminated. In accordance with ASC 942, NPB Capital Trust I and 2 are not included in the consolidated financial statements.

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

It is the Company’s policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are place on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-

recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and prospects for future contractual payments are reasonably assured.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $10.0 million as of December 31, 2012. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

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

In regards to its consumer loans and consumer real estate loan portfolio, the Company uses a conservative approach for its risk grading and timing of charge offs on these loans. This approach is based on the guidance found in the Uniform Retail Credit Classification and Account Management Policy and as a result affects our estimate of the allowance for loan losses. Under this approach when a consumer loan or consumer real estate loan is originated, it must possess qualities of a credit risk grade of Pass for approval and will remain with the initial risk rating through maturity unless there is a deterioration in the credit quality of the loan. Subsequently, if the loan becomes contractually 90 days past due or the borrower files for bankruptcy protection, it is downgraded to Substandard. At 90 days past due, or earlier if the customer has filed bankruptcy, the collateral value less estimated liquidation costs is compared to the loan balance to calculate any potential deficiency. If there is sufficient collateral, no charge-off is necessary. If there is a deficiency, then within 30 days of the loan becoming 90 days past due, or within 60 days of bankruptcy notice, the deficiency is charged-off against the allowance for loan loss. If the loan is unsecured, upon being deemed Substandard, the entire loan amount is charged off. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

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

Stock Options – The Company records compensation related to stock options pursuant to ASC 718 which requires the estimated fair market value of the expense to be reflected over the period the award is earned which is presumed to be the vesting period. For additional discussion concerning stock options see Note 15, “Stock Option Plan.”

Common Stock Warrants – The company issued common stock warrants as a result of its conversion of Director notes and the completion of its common stock offering in 2012. For additional discussion concerning these transactions including the terms and value of the warrants, see Note 22, “Capital.”

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

In the event the Company has unrecognized tax expense in future accounting periods, the Company will recognize interest in interest expense and penalties in operating expenses. There were no interest or penalties related to an unrecognized tax position for the years ended December 31, 2012 and 2011. Because of the impact of deferred tax accounting, other than interest and penalties, the reversal of the Company’s treatment by taxing authorities would not affect the annual effective tax rate but would defer or accelerate the payment of cash to the taxing authority. The Company’s tax filings for years ended 2009 through 2012 are currently open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and the Virginia Department of Taxation. Our tax filings for the years ended 2010 and 2011 are currently under examination by the IRS.

Financial Instruments – Off-balance-sheet instruments – In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

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

Earnings Per Share – Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants and are determined by the Treasury Method. For the years ending December 31, 2012 and 2011, potential common shares were anti-dilutive and were not included in the calculation. Basic and diluted net loss per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the years ended December 31,
	2012	2011

Net loss available to common shareholders	$(6,324)	$(8,910)

Weighted average shares outstanding	11,181,963	10,010,178

Weighted average dilutive shares outstanding	11,181,963	10,010,178

Basic and diluted loss per share	$(0.57)	$(0.89)

Advertising Cost – Advertising costs are expensed in the period incurred.

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

Effective July 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) called (the “Written Agreement”). At December 31, 2012, we believe we have not yet achieved full compliance with the Written Agreement but we have made progress in our compliance efforts under the Written Agreement and all of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

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

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $76.6 million and $72.3 million at December 31, 2012 and 2011, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank or on deposit with the Federal Reserve Bank. At December 31, 2012 and 2011, all required reserves were met by the Bank’s vault cash.

NOTE 5	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale) are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
December 31, 2012
U.S. Government Agencies	$23,177	$473	$13	$23,637
Mortgage backed securities	$25,822	$210	$54	$25,978

Total Securities AFS	$48,999	$683	$67	$49,615

December 31, 2011
U.S. Government Agencies	$21,405	$238	$10	$21,633
Taxable municipals	$1,465	$89	$2	$1,552
Tax-exempt municipals	$1,043	$11	$—	$1,054
Mortgage backed securities	$8,144	$67	$16	$8,195

Total Securities AFS	$32,057	$405	$28	$32,434

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 and December 31, 2011.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
U.S. Government Agencies	$2,931	$13	$—	$—	$2,931	$13
Mtg. backed securities	7,491	54	—	—	7,491	54

Total Securities AFS	$10,422	$67	$—	$—	$10,422	$67

December 31, 2011
U.S. Government Agencies	$5,592	$10	$—	$—	$5,592	$10
Taxable municipals	572	2	—	—	572	2
Mtg. backed securities	4,055	16	—	—	4,055	16

Total Securities AFS	$10,219	$28	$—	$—	$10,219	$28

At December 31, 2012, the available-for-sale portfolio included ten investments for which the fair market value was less than amortized cost. At December 31, 2011, the available-for-sale portfolio included eleven investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at December 31, 2012, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	1,479	1,489	1.00%
Due after five years through fifteen years	12,240	12,357	1.46%
Due after fifteen years	35,280	35,769	1.93%

Total	$48,999	$49,615	1.78%

Investment securities with a carrying value of $18.4 million and $15.7 million at December 31, 2012 and 2011, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.8 million and $3.6 million as of December 31, 2012 and 2011, respectively.

NOTE 6	LOANS:

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2012	2011
Real estate secured:
Commercial	$149,935	$170,789
Construction and land development	24,327	32,389
Residential 1-4 family	240,201	255,998
Multifamily	12,567	14,320
Farmland	33,068	40,106

Total real estate loans	460,098	513,602
Commercial	28,314	39,327
Agriculture	4,328	6,147
Consumer installment loans	29,445	38,522
All other loans	178	218

Total loans	$522,363	$597,816

Loans receivable on nonaccrual status at December 31, are summarized as follows:

(Dollars are in thousands)	2012	2011
Real estate secured:
Commercial	$16,308	$19,169
Construction and land development	2,412	5,583
Residential 1-4 family	3,403	4,829
Multifamily	442	2,101
Farmland	7,750	5,257

Total real estate loans	30,315	36,939
Commercial	2,762	4,522
Agriculture	450	854
Consumer installment loans	9	1
All other loans	—	—

Total loans receivable on nonaccrual status	$33,536	$42,316

Total interest income not recognized on nonaccrual loans for 2012 and 2011 was $1.4 million and $1.3 million, respectively. Total interest income recognized on nonaccrual loans for 2012 and 2011 was $865 thousand and $1.1 million, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2012 and December 31, 2011:

As of December 31, 2012 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$26,662	$829	$20,389	$21,434	$—
Construction and land development	4,759	118	3,759	8,618	—
Residential 1-4 family	7,824	227	6,308	6,567	—
Multifamily	1,021	44	928	998	—
Farmland	7,748	168	4,375	4,810	—
Commercial	2,499	18	1,111	1,147	—
Agriculture	463	7	109	109	—
Consumer installment loans	83	10	98	98	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	14,770	347	13,495	14,014	3,196
Construction and land development	1,728	41	793	945	177
Residential 1-4 family	5,473	203	3,830	3,836	577
Multifamily	1,589	68	2,028	2,096	456
Farmland	4,972	(123)	5,702	5,714	635
Commercial	1,689	19	1,881	1,885	491
Agriculture	373	3	353	353	308
Consumer installment loans	69	3	27	27	16
All other loans	—	—	—	—	—

Total	$81,722	$1,982	$65,186	$72,651	$5,856

As of December 31, 2011 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$32,370	$1,356	$31,633	$33,175	$—
Construction and land development	14,288	125	6,954	12,838	—
Residential 1-4 family	6,406	315	8,221	8,296	—
Multifamily	619	31	613	613	—
Farmland	13,005	435	10,364	10,554	—
Commercial	2,958	60	3,529	4,070	—
Agriculture	396	1	521	817	—
Consumer installment loans	4	1	9	9	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	9,887	691	14,482	14,973	2,794
Construction and land development	2,917	87	2,289	2,310	474
Residential 1-4 family	5,111	277	6,473	6,764	1,052
Multifamily	—	—	—	—	—
Farmland	2,354	119	4,192	4,192	605
Commercial	1,982	75	1,857	1,857	649
Agriculture	758	28	641	641	448
Consumer installment loans	41	3	43	43	24
All other loans	—	—	—	—	—

Total	$93,096	$3,604	$91,821	$101,152	$6,046

An age analysis of past due loans receivable was as follows:

As of December 31, 2012 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$4,164	$998	$8,889	$14,051	$135,884	$149,935	$—
Construction and land development	653	—	254	907	23,420	24,327	—
Residential 1-4 family	9,031	861	3,027	12,919	227,282	240,201	304
Multifamily	90	—	442	532	12,035	12,567	—
Farmland	1,777	—	5,871	7,648	25,420	33,068	191

Total real estate loans	15,715	1,859	18,483	36,057	424,041	460,098	495
Commercial	135	12	2,104	2,251	26,063	28,314	2
Agriculture	117	12	360	489	3,839	4,328	—
Consumer installment Loans	506	66	55	627	28,818	29,445	54
All other loans	19	7	—	26	152	178	—

Total loans	$16,492	$1,956	$21,002	$39,450	$482,913	$522,363	$551

As of December 31, 2011 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$9,754	$2,294	$7,771	$19,819	$150,970	$170,789	$—
Construction and land development	595	238	5,280	6,113	26,276	32,389	—
Residential 1-4 family	9,471	1,412	4,101	14,984	241,014	255,998	1,129
Multifamily	—	1,777	218	1,995	12,325	14,320	—
Farmland	2,841	624	3,800	7,265	32,841	40,106	—

Total real estate loans	22,661	6,345	21,170	50,176	463,426	513,602	1,129
Commercial	551	34	2,938	3,523	35,804	39,327	117
Agriculture	268	88	458	814	5,333	6,147	3
Consumer installment Loans	822	133	221	1,176	37,346	38,522	222
All other loans	26	9	33	68	150	218	33

Total loans	$24,328	$6,609	$24,820	$55,757	$542,059	$597,816	$1,504

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of December 31, 2012 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$117,945	$5,782	$26,120	$88	$149,935
Construction and land development	18,502	1,067	4,758	—	24,327
Residential 1-4 family	220,534	4,739	14,437	491	240,201
Multifamily	9,765	178	2,624	—	12,567
Farmland	21,560	1,247	10,261	—	33,068

Total real estate loans	388,306	13,013	58,200	579	460,098
Commercial	21,793	3,227	3,254	40	28,314
Agriculture	3,841	53	434	—	4,328
Consumer installment loans	29,159	21	261	4	29,445
All other loans	178	—	—	—	178

Total	$443,277	$16,314	$62,149	$623	$522,363

As of December 31, 2011 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$112,694	$18,377	$39,573	$145	$170,789
Construction and land development	23,203	1,224	7,962	—	32,389
Residential 1-4 family	209,863	17,137	27,730	1,268	255,998
Multifamily	11,727	1,909	684	—	14,320
Farmland	21,715	4,957	13,022	412	40,106

Total real estate loans	379,202	43,604	88,971	1,825	513,602
Commercial	32,018	2,045	4,227	1,037	39,327
Agriculture	4,743	678	726	—	6,147
Consumer installment loans	36,107	900	1,484	31	38,522
All other loans	218	—	—	—	218

Total	$452,288	$47,227	$95,408	$2,893	$597,816

NOTE 7	ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2012 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$5,671	$(2,845)	$61	$—	$3,833	$6,720
Construction and land development	3,848	(357)	73	—	(1,398)	2,166
Residential 1-4 family	3,759	(1,615)	87	—	819	3,050
Multifamily	148	(75)	—	—	479	552
Farmland	951	(577)	—	—	700	1,074

Total real estate loans	14,377	(5,469)	221	—	4,433	13,562
Commercial	1,883	(942)	86	—	745	1,772
Agriculture	486	(4)	11	—	40	533
Consumer installment loans	781	(336)	63	—	(120)	388
All other loans	2	—	—	—	2	4
Unallocated	851	—	—	—	(300)	551

Total	$18,380	$(6,751)	$381	$—	$4,800	$16,810

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2012 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$3,196	$3,524	$6,720	$33,884	$116,051	$149,935
Construction and land development	177	1,989	2,166	4,552	19,775	24,327
Residential 1-4 family	577	2,473	3,050	10,138	230,063	240,201
Multifamily	456	96	552	2,956	9,611	12,567
Farmland	635	439	1,074	10,077	22,991	33,068

Total real estate loans	5,041	8,521	13,562	61,607	398,491	460,098
Commercial	491	1,281	1,772	2,992	25,322	28,314
Agriculture	308	225	533	462	3,866	4,328
Consumer installment loans	16	372	388	125	29,320	29,445
All other loans	—	4	4	—	178	178
Unallocated	—	551	551	—	—	—

Total	$5,856	$10,954	$16,810	$65,186	$457,177	$522,363

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

At December 31, 2012 there were $20.0 million in loans that are classified as troubled debt restructurings compared to $29.1 million at December 31, 2011. The following table presents information related to loans modified as troubled debt restructurings during the years ended December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	6	$792	$783	14	$14,651	$14,321
Construction and land Development	—	—	—	2	179	176
Residential 1-4 family	32	1,602	1,497	14	2,914	2,893
Multifamily	—	—	—	2	454	452
Farmland	—	—	—	—	—	—

Total real estate loans	38	2,394	2,280	32	18,198	17,842
Commercial	—	—	—	6	1,111	1,081
Agriculture	—	—	—	2	390	390
Consumer installment loans	2	23	16	9	168	155
All other loans	—	—	—	—	—	—

Total	40	$2,417	$2,296	49	$19,867	$19,468

During the year ended 2012, the Company modified 40 loans that were considered to be troubled debt restructurings. We modified the terms for 6 of these loans and the interest rate was lowered for 32 of these loans. On 2 loans we modified the terms and lowered the interest rate. During the year ended 2011, the Company modified 49 loans that were considered to be troubled debt restructurings. We modified the terms for 25 of these loans and the interest rate was lowered for 9 of these loans. On 15 loans we modified the terms and lowered the interest rate.

The following table presents information related to loans modified as a troubled debt restructurings that subsequently defaulted during the years ended December 31, 2012 and 2011, and within twelve months of their modification date. A troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

Troubled Debt Restructurings That Subsequently Defaulted	December 31, 2012		December 31, 2011
During the Period (Dollars are in thousands)	# of Loans	Recorded Investment	# of Loans	Recorded Investment
Real estate secured:
Commercial	4	$1,764	3	$1,691
Construction and land development	—	—	—	—
Residential 1-4 family	3	290	1	113
Multifamily	1	—	—	—
Farmland	—	—	—	—

Total real estate loans	8	2,054	4	1,804
Commercial	—	—	—	—
Agriculture	1	300	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Total	9	$2,354	4	$1,804

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

NOTE 9	BANK PREMISES AND EQUIPMENT:

Bank premises and equipment at December 31, are summarized as follows:

(Dollars are in thousands)	2012	2011
Land	$10,171	$10,421
Buildings and improvements	23,468	24,043
Furniture and equipment	15,129	13,874
Vehicles	514	504
Construction in progress	232	232

	49,514	49,074
Less accumulated depreciation	(18,324)	(15,933)

Bank Premises and Equipment	$31,190	$33,141

Depreciation expense for 2012 and 2011 was $2.5 million and $2.6 million, respectively.

NOTE 10	OTHER TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100,000 was $139.5 million and $167.2 million at December 31, 2012 and 2011, respectively. We have brokered deposits totaling $2.7 million at December 31, 2012 and 2011, respectively. At December 31, 2012, the scheduled maturities of time deposits are as follows (dollars are in thousands):

2013	$232,936
2014	48,929
2015	45,859
2016	27,554
2017	14,372
After five years	2,823

Total	$372,473

NOTE 11	INCOME TAX EXPENSE (BENEFIT):

The components of income tax expense for the years ended December 31, are as follows:

(Dollars are in thousands)	2012	2011

Current benefit	$(48)	$(1,467)
Deferred tax expense	2,453	683

Net income tax expense (benefit)	$2,405	$(784)

The deferred tax expense (benefit) resulting from temporary differences for the years ended December 31 is as follows:

(Dollar are in thousands)	2012	2011
Organization and start-up cost	$—	$—
Provision for loan losses	534	2,255
Provision for loan commitments	—	164
Depreciation	(197)	294
Deferred compensation expense	(6)	17
Accrued employee benefits	37	(10)
Nonaccrual loan interest	16	492
Other real estate owned	(28)	(1,038)
Net operating loss carryforward	(2,019)	(2,621)
Goodwill	93	(1,308)
Valuation allowance	4,057	2,723
Other tax adjustment	(34)	(285)

Deferred Income Tax Expense	$2,453	$683

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands	2012	2011
Deferred Tax Assets
Allowance for loan losses	$5,715	$6,249
Deferred compensation	126	120
Accrued employee benefits	49	86
Nonaccrual loan interest	79	95
Other real estate owned	1,551	1,523
Repossessions	47	—
Amortization of core deposits	156	151
Amortization of goodwill	888	981
Capitalized interest and repair expense	47	48
Net operating loss carryforward	4,640	2,621
AMT carryforward	252	252
Unrealized loss on securities available for sale	—	—

Total Assets, gross	13,550	12,126
Valuation allowance	(6,780)	(2,723)

Total Assets, net	6,770	9,403

Deferred Tax Liabilities
Accelerated depreciation	1,601	1,798
Prepaid expenses	182	202
Deferred loan costs	92	55
Unrealized gain on securities available for sale	209	128

Total Liabilities, gross	2,084	2,183

Net Deferred Tax Asset	$4,686	$7,220

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 34%:

(Dollars are in thousands)	2012	2011

Income tax benefit at the applicable federal rate	$(1,332)	$(3,296)
Permanent differences resulting from:
Nondeductible expenses	7	8
Tax exempt interest income	(68)	(64)
State income taxes less federal tax effect	31	84
Bank owned life insurance	(133)	(116)
Deferred tax valuation allowance change, net	4,057	2,723
Other adjustments	(157)	(123)

Income Tax Expense (benefit)	$2,405	$(784)

Management reviewed the December 31, 2012 deferred tax calculation to determine the need for a valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $6.8 million allowance, would be realizable. Management is required to consider all evidence, both positive and negative in making this determination. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $4.6 million. Management expects to utilize all of these carryforwards prior to expiration.

The Company’s tax filings for years ended 2009 through 2012 are currently open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and the Virginia Department of Taxation. Our tax filings for the years ended 2010 and 2011 are currently under examination by the IRS.

NOTE 12	RELATED PARTY TRANSACTIONS:

During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to $4.0 million at December 31, 2012 and $4.0 million at December 31, 2011. During the year ended December 31, 2012, total principal additions were $5.7 million and principal payments were $5.7 million, including renewals and advances on revolving lines of credit. During the year ended December 31, 2011, total principal additions were $3.4 million and principal payments were $4.9 million, including renewals and advances on revolving lines of credit. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Total related party deposits held at the Bank were $9.9 million and $10.9 million at the end of years 2012 and 2011, respectively.

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

During 2010, the branch location in Grundy, Virginia which was part of a condominium in which the Bank and Director Michael McGlothlin owned the only units was condemned by the Virginia Department of Transportation. The value of the Bank’s interest in its condemned condominium units was $892 thousand and the value of Director McGlothlin’s interest in his condemned condominium unit was $455 thousand as appraised by the Virginia Department of Transportation. Subsequently, a new building was constructed on adjacent property with the condemnation proceeds. The Bank’s branch in the new building was opened on January 31, 2011 and a portion of the building comparable to his condemned unit was occupied by Director McGlothlin at this time as well. Throughout 2011 additional work was conducted by the contractor. Minor projects remained at the end of 2011 and were completed during 2012. The parties intend the new building to be subject to a condominium agreement, the terms of which had not been finalized at the end of 2012, although they are likely to be substantially similar to the terms of the previous condominium arrangement. Final settlement of the transaction is expected to occur no later than the end of the 1st Quarter 2013 on terms the Bank believes are consistent with an arm’s length market transaction.

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

(Dollars are in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2012
Amortizable core deposit intangibles	$810	$757	$53

December 31, 2011
Amortizable core deposit intangibles	$810	$687	$123

Amortization expense related to these intangibles is based upon the average economic life of the core deposits. The estimates of expense for the periods are as indicated below using the sum of the years’ digits method of amortization.

(Dollars are in thousands)
Estimated amortization expense
For the year ended December 31, 2013	$45
For the year ended December 31, 2014	8

Total	$53

Goodwill is tested in accordance with ASC 350 at least annually, as of November 30, to determine if there is any impairment. Based on the results of testing conducted as of November 30, 2011, goodwill was determined to not be impaired. However, due to a trade in the Company’s common stock that occurred after year end 2011 and other factors, Management determined that there was indication that goodwill may be impaired. Accordingly, goodwill was also tested for impairment as of December 31, 2011. As a result of this test, it was determined that an impairment charge of $4.1 million was necessary, which resulted in a complete write-off of the goodwill as of December 31, 2011.

NOTE 14	RETIREMENT PLANS:

The Company has established a qualified defined contribution plan that covers all full time employees. Effective January 1, 2012 the qualified defined contribution plan was modified where the Company matched employee contributions up to a maximum of 3% of their salary for 2012. For 2011, the Company matched employee contributions up to a maximum of 5% of their salary. The Company contributed $248 thousand and $504 thousand to the defined contribution plan for 2012 and 2011, respectively.

In addition, in 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. Expenses related to the plan were $26 thousand and $55 thousand for 2012 and 2011, respectively.

NOTE 15	STOCK OPTION PLAN:

New Peoples’ Stock Option Plan (“the Plan”) was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of the Company by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. The Plan provides that options for up to 1,287,000 shares of the Company’s common stock may be issued to employees and directors. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of the Company. All options are subject to exercise or forfeiture if the Company’s capital falls below minimum requirements, as determined by its primary state or federal regulator. The Plan expired on May 31, 2011. All options granted and outstanding are fully vested. The Company did not grant any options in 2012 and 2011. No stock options were exercised in 2012 and 2011.

Information about stock options outstanding at December 31, 2012 follows:

Exercise Price	Number Outstanding And Exerciseable	Weighted Average Remaining Contractrual Life	Weighted Average Exercise Price

$ 6.99	54,567	1.01 years
$ 9.44	78,521	1.92 years
$ 11.54	238,778	2.97 years

Totals	371,866	2.46 years	$10.43

A summary of the status of the Company’s stock option plan is presented below:

	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding and exercisable, Beginning of year	461,773	$10.08	771,344	$8.81	920,256	$8.77
Exercised	—	—	—	—	(1,141)	6.88
Forfeited	(46,116)	10.18	(154,382)	8.58	(147,771)	8.58
Expired	(43,791)	6.99	(155,189)	5.25	—	—

Outstanding and exercisable, End of year	371,866	$10.43	461,773	$10.08	771,344	$8.81

NOTE 16	DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

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

Future minimum rental payments, required under non-cancelable operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012 is approximately $6 thousand per year for the next five years.

Rental commitments of less than one year are not included. Rentals charged to operations under operating leases were $12 thousand and $13 thousand for the years ended 2012 and 2011, respectively.

NOTE 18	AVAILABLE LINES OF CREDIT AND FEDERAL HOME LOAN BANK ADVANCES:

The Bank has the ability to borrow up to an additional $41.1 million from the Federal Home Loan Bank under a line of credit which is secured by a blanket lien on residential real estate loans. The Bank had no overnight borrowings subject to daily rate changes from the Federal Home Loan Bank at December 31, 2012 or 2011. All other borrowings are at fixed rates.

The Bank had $6.6 million in term borrowings with the Federal Home Loan Bank at December 31, 2012 and $18.0 million at December 31, 2011. During 2012 we incurred a $90 thousand prepayment penalty due to the early payoff of the two convertible notes totaling $10.2 million at December 31, 2011 with a weighted average interest rate of 4.04% and a quarterly Bermudan call feature. Two additional borrowings totaling $6.6 million and $7.8 million were outstanding at December 31, 2012 and 2011 respectively. These borrowings were obtained in 2008 to fund various real estate loans. These borrowings have fixed rates with an average weighted interest rate of 4.07%, with monthly principal and interest through 2018.

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

Financial instruments whose contract amount represents credit risk were as follows:

(Dollars are in thousands)	2012	2011

Commitments to extend credit	$27,887	$29,004
Standby letters of credit	2,721	3,049

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

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at December 31, 2012 of 2.11%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at December 31, 2012 of 2.94%.

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

In October 2009, a restriction to pay dividends from the Bank to the Company was issued by the Federal Reserve Bank of Richmond. As a result, dividends on trust preferred securities issued by the Company shall be deferred until such restriction is removed. This deferral is for a period of 60 months, and could potentially continue until the 1st quarter of 2015. Dividends in arrears on the trust preferred securities were $1.5 million and $993 thousand as of December 31, 2012 and 2011, respectively and are included in accrued interest payable on the balance sheets.

NOTE 22	CAPITAL:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2012 and 2011, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2012:
Total Capital to Risk Weighted Assets
The Company	$57,894	13.51%	34,291	8%	$	N/A	N/A
The Bank	55,315	12.88%	34,353	8%		42,941	10%
Tier 1 Capital Risk Weighted Assets:
The Company	49,530	11.56%	17,146	4%		N/A	N/A
The Bank	49,806	11.60%	17,176	4%		25,765	6%
Tier 1 Capital to Average Assets:
The Company	49,530	7.05%	28,092	4%		N/A	N/A
The Bank	49,806	7.08%	28,120	4%		35,150	5%

December 31, 2011:
Total Capital to Risk Weighted Assets
The Company	$45,856	9.15%	40,104	8%	$	N/A	N/A
The Bank	53,070	10.56%	40,189	8%		50,236	10%
Tier 1 Capital Risk Weighted Assets:
The Company	32,941	6.57%	20,052	4%		N/A	N/A
The Bank	46,641	9.28%	20,095	4%		30,142	6%
Tier 1 Capital to Average Assets:
The Company	33,461	4.23%	31,658	4%		N/A	N/A
The Bank	46,641	5.99%	31,160	4%		38,950	5%

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

On September 19, 2012, in conjunction with the public offering of its common stock, the Company converted both notes to common stock and Mr. White received 1,959,889 shares and Mr. Keene received 1,854,630 shares. Each director also obtained warrants that are immediately exercisable to purchase common stock over the next five years at a price of $1.75 per share. Mr. White received 391,977 warrants and Mr. Keene received 370,926 warrants. These conversions were made on the same terms as the public offering as required by the notes. All warrants issued are detachable from the common stock and are therefore considered a separate security. Accordingly, accounting standards require that the proceeds of the offering be allocated between common stock and the warrants based on fair value. The value of the warrants were determined using the Black-Scholes Option Pricing Model. The assumptions used in the model were a risk free rate of return of .70%, an expected term of five years, a dividend rate of zero, and volatility of 88%.

As a result of this noncash transaction, the Company recorded a $5.7 million increase to stockholders’ equity and reduced other borrowings by $5.45 million and accrued interest payable by $272 thousand. The $5.7 million increase to stockholders’ equity was allocated by an increase of $7.6 million to common stock, $663 thousand allocated to the common stock warrants, and a decrease of $2.6 million to additional paid in capital.

Issuance of Common Stock and Warrants

On December 20, 2012 the Company successfully completed a public offering of its common stock for $1.50 per share. Under the terms of the offering, for every five shares purchased, the buyer received a warrant to purchase one share of common stock. As a result 8,040,838 shares of common stock and 1,607,997 warrants were issued. The warrants are immediately exercisable to purchase common stock over the next five years at a price of $1.75 per share. All warrants issued are detachable from the common stock and are therefore considered a separate security. Accordingly, accounting standards require that the proceeds of the offering be allocated between common stock and the warrants based on fair value. The value of the warrants were determined using the Black-Scholes Option Pricing Model. The assumptions used in the model were a risk free rate of return of ..72%, an expected term of five years, a dividend rate of zero, and volatility of 88%. The $11.4 million increase to stockholders’ equity was allocated by an increase of $16.1 million to common stock, $1.4 million allocated to the common stock warrants, and a decrease of $6.0 million to additional paid in capital, which includes $624 thousand in expenses related to the public offering.

Common Stock Warrants

As summary of common stock warrants outstanding at December 31, 2012 follows:

Expiration Date	Exercise Price	Number Outstanding And Exerciseable	Weighted Average Remaining Contractrual Life

September 19, 2017	$1.75	762,903	4.72 years
December 20, 2017	$1.75	1,607,997	4.97 years

Totals		2,370,900	4.89 years

NOTE 23	FAIR VALUES:

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $49.6 million and $32.4 million at December 31, 2012 and 2011, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans – The Company does not record loans at fair value on a recurring basis. The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans carried at fair value were $59.3 million and $85.8 million at December 31, 2012 and 2011, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $13.9 million and $15.1 million at December 31, 2012 and 2011, respectively.

Assets and liabilities measured at fair value are as follows as of December 31, 2012 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$23,637	$—
Mortgage backed securities	—	25,978	—

(On a non-recurring basis)
Other real estate owned	—	—	13,869
Impaired loans:
Real estate secured:
Commercial	—	—	30,688
Construction and land development	—	—	4,375
Residential 1-4 family	—	—	9,561
Multifamily	—	—	2,500
Farmland	—	—	9,442
Commercial	—	—	2,501
Agriculture	—	—	154
Consumer installment loans	—	—	109
All other loans	—	—	—

Total	$—	$49,615	$73,199

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$59,330	Appraised Value/Discounted Cash Flows/Market Value of Note	Appraisals and/or sales of comparable properties/Independent quotes	n/a

Other Real Estate Owned	$13,869	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Appraisal and/or sales of comparable properties/Independent quotes/bids	n/a

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2012 and 2011. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2012 and 2011.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012
Financial Instruments – Assets
Net Loans	$505,553	$507,358	$—	$448,028	$59,330

Financial Instruments – Liabilities
Time Deposits	372,473	375,784	—	375,784	—
FHLB Advances	6,558	6,558	—	6,558	—

December 31, 2011
Financial Instruments – Assets
Net Loans	$579,436	$588,888	$—	$503,113	$85,775

Financial Instruments – Liabilities
Time Deposits	445,658	451,312	—	451,312	—
FHLB Advances	17,983	17,756	—	17,756	—

NOTE 24	RECENT ACCOUNTING DEVELOPMENTS:

The following is a summary of recent authoritative announcements:

In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a Troubled Debt Restructuring (“TDR”). The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. The new guidance was effective for the Company beginning January 1, 2012 and did not have a material effect on the Company’s TDR determinations.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by Accounting Standards Update 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company on January 1, 2012 and had no effect on the financial statements.

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. The amendment had no material effect on the financial statements.

The FASB amended the Comprehensive Income topic of the ASC in February 2013. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect this amendment to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 25	PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(Dollars in Thousands)

	2012	2011
ASSETS

Due from banks	$4,589	$211
Investment in subsidiaries	53,166	51,854
Other assets	667	2,224

Total Assets	$58,422	$54,289

LIABILITIES
Accrued interest payable	$1,484	$1,138
Accrued expenses and other liabilities	576	2,332
Other borrowed money	—	5,450
Trust preferred securities	16,496	16,496

Total Liabilities	18,556	25,416

STOCKHOLDERS’ EQUITY
Common stock – $2.00 par value, 50,000,000 shares authorized; 21,865,535 and 10,010,178 shares issued and outstanding at December 31, 2012 and 2011, respectively	43,731	20,020
Common stock warrants	2,056	—
Additional paid capital	13,081	21,689
Retained deficit	(19,409)	(13,085)
Accumulated other comprehensive income	407	249

Total Stockholders’ Equity	39,866	28,873

Total Liabilities and Stockholders’ Equity	$58,422	$54,289

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Dollars in Thousands)	2012	2011

Income
Miscellaneous income	$15	$14
Undistributed loss of subsidiaries	(5,847)	(7,375)

Total loss	(5,832)	(7,361)

Expenses
Other borrowed money interest expense	128	194
Trust preferred securities interest expense	490	436
Legal fees	61	51
Accounting fees	155	68
Other operating expenses	63	(150)

Total Expenses	897	599

Loss before Income Taxes	(6,729)	(7,960)
Income Tax Expense (Benefit)	(405)	950

Net Loss	$(6,324)	$(8,910)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Dollars and Shares in Thousands)	2012	2011

Cash Flows From Operating Activities
Net Loss	$(6,324)	$(8.910)
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Income of subsidiaries	5,847	7,375
Net change in:
Other assets	1,556	1,247
Other liabilities	(1,138)	(2)

Net Cash Used in Operating Activities	(59)	(290)

Cash Flows From Investing Activities
Investment in subsidiary	(7,000)	—

Net Cash Used in Investing Activities	(7,000)	—

Cash Flows From Financing Activities
Issuance of common stock and common stock warrants	11,437	—
Proceeds from (repayments on) line of credit	—	(4,900)
Proceeds from other borrowings	—	5,200

Net Cash Provided by Financing Activities	11,437	300

Net Increase in Cash and Cash Equivalents	4,378	10
Cash and Cash Equivalents, Beginning of year	211	201

Cash and Cash Equivalents, End of Year	$4,589	$211

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$—	$50
Taxes	$—	$—
Supplemental Disclosure of Non Cash Transactions:
Conversion of Director notes in other borrowings to common stock	$5,450	$—
Conversion of accrued interest payable on Director notes to common stock	$272	$—
Common stock issued as a result of the conversion of Director notes	$5,722	$—

NOTE 26	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2012 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First

Income statement
Net interest income	$6,732	$6,763	$6,653	$7,125
Noninterest income	1,140	1,355	1,634	1,467
Provision for credit losses	707	967	1,176	1,950
Noninterest expense	6,911	7,838	8,252	8,987
Net income (loss)	212	(1,463)	(2,538)	(2,535)
Earnings (loss) per share, basic	0.07	(0.14)	(0.25)	(0.25)
Earnings (loss) per share, fully diluted	0.07	(0.14)	(0.25)	(0.25)

Period end balance sheet
Total loans and leases	$522,363	$538,992	$554,103	$573,752
Total assets	719,015	708,217	725,615	768,447
Total deposits	652,850	653,217	669,337	699,085
Total shareholders’ equity	39,866	28,118	23,718	26,170

	2011 Quarters
(Dollars in thousands except per share data)	Fourth	Third	Second	First

Income statement
Net interest income	$8,162	$7,742	$8,089	$8,170
Noninterest income	1,615	1,364	1,234	1,311
Provision for credit losses	1,701	2,801	2,312	1,145
Noninterest expense	13,079	9,113	9,617	7,613
Net income (loss)	(5,952)	(1,832)	(1,675)	549
Earnings (loss) per share, basic	(0.59)	(0.18)	(0.17)	0.05
Earnings (loss) per share, fully diluted	(0.59)	(0.18)	(0.17)	0.05

Period end balance sheet
Total loans and leases	$597,816	$629,610	$664,003	$683,025
Total assets	780,384	810,355	821,107	864,665
Total deposits	708,315	731,989	741,153	782,411
Total shareholders’ equity	28,873	34,686	36,480	38,086

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on this assessment management concluded that the internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2012.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained under the captions “Director Compensation” and “Executive Compensation and Related Party Transactions” in the 2013 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 2013 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information contained under the caption “Executive Compensation and Related Party Transactions” and “Corporate Governance” in the 2013 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained under the caption “Audit Information” in the 2013 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the exhibit index::

Exhibit Number

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004).

4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004)

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).

10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).

10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).

14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21	Subsidiaries of the Registrant.

23	Consent of Elliott Davis, LLC.

24	Powers of Attorney (contained on signature page).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials for the Company’s 10-K Report for the year ended December 31, 2012, formatted in XBRL. (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text (1)

*	Denotes management contract.
(1)	Furnished, not filed.

(b)	See Item 15(a)(3) above.

(c)	See Items 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer
Date:	March 19, 2013

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer
Date:	March 19, 2013

POWER OF ATTORNEY

Each of the undersigned hereby appoints Jonathan H. Mullins and C. Todd Asbury, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JONATHAN H. MULLINS Jonathan H. Mullins	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2013

/s/ C. TODD ASBURY C. Todd Asbury	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2013

/s/ TIM BALL Tim Ball	Director	March 19, 2013

/s/ JOE CARTER Joe Carter	Director	March 19, 2013

/s/ JOHN D. COX John D. Cox	Chairman, Director	March 19, 2013

/s/ CHARLES H. GENT Charles H. Gent	Director	March 19, 2013

/s/ EUGENE HEARL Eugene Hearl	Director	March 19, 2013

/s/ HAROLD LYNN KEENE Harold Lynn Keene	Director	March 19, 2013

/s/ MICHAEL G. MCGLOTHLIN Michael G. McGlothlin	Director	March 19, 2013

/s/ FRED MEADE Fred Meade	Director	March 19, 2013

/s/ B. SCOTT WHITE B. Scott White	Director	March 19, 2013