Form 10-Q
period 2013-09-30
NEW PEOPLES BANKSHARES INC
filed 2013-11-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2013
Common Stock, $2.00 par value	21,872,293

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2013	2012
INTEREST AND DIVIDEND INCOME
Loans including fees	$21,757	$24,784
Federal funds sold	2	2
Interest-earning deposits with banks	146	131
Investments	612	653
Dividends on equity securities (restricted)	94	83

Total Interest and Dividend Income	22,611	25,653

INTEREST EXPENSE
Deposits
Demand	69	81
Savings	161	177
Time deposits below $100,000	1,676	2,364
Time deposits above $100,000	1,184	1,589
FHLB Advances	186	403
Other borrowings	—	128
Trust Preferred Securities	349	370

Total Interest Expense	3,625	5,112

NET INTEREST INCOME	18,986	20,541

PROVISION FOR LOAN LOSSES	550	4,093

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	18,436	16,448

NONINTEREST INCOME
Service charges	1,684	1,834
Fees, commissions and other income	2,085	1,742
Insurance and investment fees	253	260
Net realized gains on sale of investment securities	99	385
Life insurance investment income	92	235

Total Noninterest Income	4,213	4,456

NONINTEREST EXPENSES
Salaries and employee benefits	9,991	10,496
Occupancy and equipment expense	3,148	3,231
Advertising and public relations	273	325
Data processing and telecommunications	1,323	1,323
FDIC insurance premiums	1,141	1,244
Other real estate owned and repossessed vehicles, net	1,390	4,387
Other operating expenses	3,853	4,071

Total Noninterest Expenses	21,119	25,077

INCOME (LOSS) BEFORE INCOME TAXES	1,530	(4,173)

INCOME TAX EXPENSE (BENEFIT)	(9)	2,363

NET INCOME (LOSS)	$1,539	$(6,536)

Income (Loss) Per Share
Basic	$0.07	$(0.64)

Fully Diluted	$0.07	$(0.64)

Average Weighted Shares of Common Stock
Basic	21,870,240	10,177,237

Fully Diluted	21,870,240	10,177,237

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2013	2012
INTEREST AND DIVIDEND INCOME
Loans including fees	$7,134	$7,989
Federal funds sold	1	1
Interest-earning deposits with banks	43	36
Investments	220	212
Dividends on equity securities (restricted)	30	28

Total Interest and Dividend Income	7,428	8,266

INTEREST EXPENSE
Deposits
Demand	20	27
Savings	45	57
Time deposits below $100,000	538	707
Time deposits above $100,000	381	477
FHLB Advances	60	72
Other borrowings	—	40
Trust Preferred Securities	119	123

Total Interest Expense	1,163	1,503

NET INTEREST INCOME	6,265	6,763

PROVISION FOR LOAN LOSSES	—	967

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,265	5,796

NONINTEREST INCOME
Service charges	586	635
Fees, commissions and other income	778	554
Insurance and investment fees	79	28
Net realized gains on sale of investment securities	—	48
Life insurance investment income	24	90

Total Noninterest Income	1,467	1,355

NONINTEREST EXPENSES
Salaries and employee benefits	3,334	3,389
Occupancy and equipment expense	1,040	1,047
Advertising and public relations	76	114
Data processing and telecommunications	447	434
FDIC insurance premiums	386	399
Other real estate owned and repossessed vehicles, net	758	1,140
Other operating expenses	1,238	1,315

Total Noninterest Expenses	7,279	7,838

INCOME (LOSS) BEFORE INCOME TAXES	453	(687)

INCOME TAX EXPENSE	6	776

NET INCOME (LOSS)	$447	$(1,463)

Income (Loss) Per Share
Basic	$0.02	$(0.14)

Fully Diluted	$0.02	$(0.14)

Average Weighted Shares of Common Stock
Basic	21,871,170	10,507,724

Fully Diluted	21,871,170	10,507,724

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended September 30,		For the Nine months ended September 30,
	2013	2012	2013	2012

NET INCOME (LOSS)	$447	$(1,463)	$1,539	$(6,536)

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	(935)	261	(1,791)	475
Tax related to unrealized gains (losses)	317	(89)	609	(162)
Reclassification of realized gains during the period	—	(48)	(99)	(385)
Tax related to realized gains	—	17	33	131

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(618)	141	(1,248)	59

TOTAL COMPREHENSIVE INCOME (LOSS)	$(171)	$(1,322)	$291	$(6,477)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$21,030	$17,517
Interest-bearing deposits with banks	42,535	76,590
Federal funds sold	3	2

Total Cash and Cash Equivalents	63,568	94,109

Investment securities
Available-for-sale	71,194	49,615

Loans receivable	500,974	522,363
Allowance for loan losses	(14,207)	(16,810)

Net Loans	486,767	505,553

Bank premises and equipment, net	30,200	31,190
Equity securities (restricted)	2,704	2,803
Other real estate owned	14,109	13,869
Accrued interest receivable	2,221	2,374
Life insurance investments	12,121	11,964
Intangible assets	17	53
Deferred taxes	5,329	4,686
Other assets	2,587	2,799

Total Assets	$690,817	$719,015

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$100,486	$98,432
Interest-bearing	69,834	68,665
Savings deposits	100,893	113,280
Time deposits	352,967	372,473

Total Deposits	624,180	652,850

Federal Home Loan Bank advances	5,658	6,558
Accrued interest payable	2,178	1,880
Accrued expenses and other liabilities	2,171	1,365
Trust preferred securities	16,496	16,496

Total Liabilities	650,683	679,149

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock – $2.00 par value; 50,000,000 shares authorized; 21,872,293 and 21,865,535 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	43,745	43,731
Common stock warrants	2,050	2,056
Additional paid-in-capital	13,050	13,081
Retained earnings (deficit)	(17,870)	(19,409)
Accumulated other comprehensive income (loss)	(841)	407

Total Stockholders’ Equity	40,134	39,866

Total Liabilities and Stockholders’ Equity	$690,817	$719,015

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2011	10,010	$20,020	$—	$21,689	$(13,085)	$249	$28,873
Net loss					(6,536)		(6,536)

Conversion of Director Notes plus accrued interest	3,815	7,629	663	(2,570)			5,722

Other comprehensive gain, net of tax						59	59

Balance, September 30, 2012	13,825	$27,649	$663	$19,119	$(19,621)	$308	$28,118

Balance, December 31, 2012	21,866	$43,731	$2,056	$13,081	$(19,409)	$407	$39,866
Net income					1,539		1,539

Exercise of Common Stock Warrants	6	14	(6)	6			14

Stock offering costs				(37)			(37)

Other comprehensive loss, net of tax						(1,248)	(1,248)

Balance, September 30, 2013	21,872	$43,745	$2,050	$13,050	$(17,870)	$(841)	$40,134

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(IN THOUSANDS)

(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,539	$(6,536)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,769	1,899
Provision for loan losses	550	4,093
Income (less expenses) on life insurance	(157)	(539)
Gain on sale of securities available-for-sale	(99)	(385)
(Gain) loss on sale of premises and equipment	23	(5)
Loss on sale of foreclosed real estate	356	383
Adjustment of carrying value of foreclosed real estate	149	2,983
Accretion of bond premiums/discounts	692	397
Deferred tax expense	—	2,401
Amortization of core deposit intangible	36	56
Net change in:
Interest receivable	153	551
Other assets	212	(465)
Accrued interest payable	298	269
Accrued expenses and other liabilities	806	264

Net Cash Provided by Operating Activities	6,327	5,366

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	13,115	47,066
Purchase of securities available-for-sale	(36,894)	(33,203)
Proceeds from sale and maturities of securities available-for-sale	12,831	17,155
Sale of Federal Home Loan Bank stock	309	755
Purchase of Federal Reserve Bank stock	(210)	—
Payments for the purchase of premises and equipment	(1,191)	(1,065)
Proceeds from sales of premises and equipment	389	22
Proceeds from sales of other real estate owned	4,376	7,231

Net Cash Provided by (Used in) Investing Activities	(7,275)	37,961

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of common stock warrants	14	—
Stock offering costs	(37)	—
Repayments to Federal Home Loan Bank	(900)	(11,125)
Net change in:
Demand deposits	3,223	2,230
Savings deposits	(12,387)	790
Time deposits	(19,506)	(58,118)

Net Cash Used in Financing Activities	(29,593)	(66,223)

Net decrease in cash and cash equivalents	(30,541)	(22,896)
Cash and Cash Equivalents, Beginning of Period	94,109	90,553

Cash and Cash Equivalents, End of Period	$63,568	$67,657

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$3,327	$5,115
Taxes	$—	$—

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$5,366	$6,873
Loans made to finance sale of foreclosed real estate	$245	$—
Conversion of Director Notes in other borrowings to common stock	$—	$5,450
Conversion of accrued interest payable on Director Notes to common stock	$—	$272
Common stock issued as a result of the conversion of Director Notes	$—	$5,722

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

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

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2013, and the results of operations for the three and nine month periods ended September 30, 2013 and 2012. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.

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

Effective July 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) called (the “Written Agreement”). At September 30, 2013, we believe we have not yet achieved full compliance with the Written Agreement but we have made progress in our compliance efforts under the Written Agreement and all of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2013, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of September 30, 2013 and December 31, 2012, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2013:
Total Capital to Risk Weighted Assets
The Company	$58,749	14.32%	32,822	8%	$	N/A	N/A
The Bank	56,880	13.85%	32,845	8%		41,056	10%
Tier 1 Capital Risk Weighted Assets:
The Company	51,162	12.47%	16,411	4%		N/A	N/A
The Bank	51,636	12.58%	16,422	4%		24,634	6%
Tier 1 Capital to Average Assets:
The Company	51,162	7.41%	27,624	4%		N/A	N/A
The Bank	51,636	7.47%	27,641	4%		34,551	5%

December 31, 2012:
Total Capital to Risk Weighted Assets
The Company	$57,894	13.51%	34,291	8%	$	N/A	N/A
The Bank	55,315	12.88%	34,353	8%		42,941	10%
Tier 1 Capital Risk Weighted Assets:
The Company	49,530	11.56%	17,146	4%		N/A	N/A
The Bank	49,806	11.60%	17,176	4%		25,765	6%
Tier 1 Capital to Average Assets:
The Company	49,530	7.05%	28,092	4%		N/A	N/A
The Bank	49,806	7.08%	28,120	4%		35,150	5%

NOTE 5	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale) are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2013
U.S. Government Agencies	$34,589	$262	$859	$33,992
Taxable municipals	—	—	—	—
Tax-exempt municipals	—	—	—	—
Mortgage backed securities	37,879	31	708	37,202

Total Securities AFS	$72,468	$293	$1,567	$71,194

December 31, 2012
U.S. Government Agencies	$23,177	$473	$13	$23,637
Taxable municipals	—	—	—	—
Tax-exempt municipals	—	—	—	—
Mortgage backed securities	25,822	210	54	25,978

Total Securities AFS	$48,999	$683	$67	$49,615

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
U.S. Government Agencies	$22,278	$845	$574	$14	$22,852	$859
Mtg. backed securities	31,238	694	736	14	31,974	708

Total Securities AFS	$53,516	$1,539	$1,310	$28	$54,826	$1,567

December 31, 2012
U.S. Government Agencies	$2,931	$13	$—	$—	$2,931	$13
Mtg. backed securities	7,491	54	—	—	7,491	54

Total Securities AFS	$10,422	$67	$—	$—	$10,422	$67

At September 30, 2013, the available-for-sale portfolio included seventy one investments for which the fair market value was less than amortized cost. At December 31, 2012, the available-for-sale portfolio included ten investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at September 30, 2013, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	1,618	1,612	0.93%
Due after five years through fifteen years	23,729	23,468	1.68%
Due after fifteen years	47,121	46,114	1.60%

Total	$72,468	$71,194	1.61%

Investment securities with a carrying value of $17.7 million and $18.4 million at September 30, 2013 and December 31, 2012, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.7 million and $2.8 million as of September 30, 2013 and December 31, 2012, respectively.

NOTE 6	LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	September 30, 2013	December 31, 2012
Real estate secured:
Commercial	$130,787	$149,935
Construction and land development	23,131	24,327
Residential 1-4 family	248,053	240,201
Multifamily	12,128	12,567
Farmland	30,488	33,068

Total real estate loans	444,587	460,098
Commercial	24,688	28,314
Agriculture	4,395	4,328
Consumer installment loans	27,155	29,445
All other loans	149	178

Total loans	$500,974	$522,363

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	September 30, 2013	December 31, 2012
Real estate secured:
Commercial	$17,684	$16,308
Construction and land development	1,299	2,412
Residential 1-4 family	4,792	3,403
Multifamily	—	442
Farmland	5,783	7,750

Total real estate loans	29,558	30,315
Commercial	1,375	2,762
Agriculture	98	450
Consumer installment loans	63	9
All other loans	—	—

Total loans receivable on nonaccrual status	$31,094	$33,536

Total interest income not recognized on nonaccrual loans for nine months ended September 30, 2013 and 2012 was $375 thousand and $1.1 million, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of September 30, 2013 and December 31, 2012:

As of September 30, 2013 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$17,885	$456	$16,260	$17,116	$—
Construction and land development	2,724	31	1,050	6,035	—
Residential 1-4 family	4,706	115	3,128	3,390	—
Multifamily	734	12	327	327	—
Farmland	4,692	93	5,679	6,290	—
Commercial	818	7	314	420	—
Agriculture	74	5	60	60	—
Consumer installment loans	61	2	26	26	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	12,077	305	10,277	10,688	1,847
Construction and land development	477	5	465	494	48
Residential 1-4 family	3,611	141	4,181	4,511	655
Multifamily	634	13	270	270	17
Farmland	3,618	91	2,264	2,402	440
Commercial	1,097	2	1,052	1,120	260
Agriculture	158	5	108	108	94
Consumer installment loans	22	1	11	11	4
All other loans	—	—	—	—	—

Total	$53,388	$1,284	$45,472	$53,268	$3,365

As of December 31, 2012 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$26,662	$829	$20,389	$21,434	$—
Construction and land development	4,759	118	3,759	8,618	—
Residential 1-4 family	7,824	227	6,308	6,567	—
Multifamily	1,021	44	928	998	—
Farmland	7,748	168	4,375	4,810	—
Commercial	2,499	18	1,111	1,147	—
Agriculture	463	7	109	109	—
Consumer installment loans	83	10	98	98	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	14,770	347	13,495	14,014	3,196
Construction and land development	1,728	41	793	945	177
Residential 1-4 family	5,473	203	3,830	3,836	577
Multifamily	1,589	68	2,028	2,096	456
Farmland	4,972	(123)	5,702	5,714	635
Commercial	1,689	19	1,881	1,885	491
Agriculture	373	3	353	353	308
Consumer installment loans	69	3	27	27	16
All other loans	—	—	—	—	—

Total	$81,722	$1,982	$65,186	$72,651	$5,856

An age analysis of past due loans receivable was as follows:

As of September 30, 2013 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$7,397	$1,014	$6,353	$14,764	$116,023	$130,787	$—
Construction and land development	817	—	322	1,139	21,992	23,131	—
Residential 1-4 family	4,208	608	1,928	6,744	241,309	248,053	—
Multifamily	37	—	—	37	12,091	12,128	—
Farmland	281	147	4,442	4,870	25,618	30,488	—

Total real estate loans	12,740	1,769	13,045	27,554	417,033	444,587	—
Commercial	349	—	1,321	1,670	23,018	24,688	—
Agriculture	99	—	63	162	4,233	4,395	—
Consumer installment Loans	290	20	14	324	26,831	27,155	—
All other loans	9	7	—	16	133	149	—

Total loans	$13,487	$1,796	$14,443	$29,726	$471,248	$500,974	$—

As of December 31, 2012 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$4,164	$998	$8,889	$14,051	$135,884	$149,935	$—
Construction and land development	653	—	254	907	23,420	24,327	—
Residential 1-4 family	9,031	861	3,027	12,919	227,282	240,201	304
Multifamily	90	—	442	532	12,035	12,567	—
Farmland	1,777	—	5,871	7,648	25,420	33,068	191

Total real estate loans	15,715	1,859	18,483	36,057	424,041	460,098	495
Commercial	135	12	2,104	2,251	26,063	28,314	2
Agriculture	117	12	360	489	3,839	4,328	—
Consumer installment Loans	506	66	55	627	28,818	29,445	54
All other loans	19	7	—	26	152	178	—

Total loans	$16,492	$1,956	$21,002	$39,450	$482,913	$522,363	$551

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of September 30, 2013 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$101,024	$3,974	$25,789	$—	$130,787
Construction and land development	18,879	2,542	1,710	—	23,131
Residential 1-4 family	232,367	3,063	12,420	203	248,053
Multifamily	11,422	436	270	—	12,128
Farmland	20,413	2,248	7,827	—	30,488

Total real estate loans	384,105	12,263	48,016	203	444,587
Commercial	22,576	624	1,457	31	24,688
Agriculture	4,211	12	172	—	4,395
Consumer installment loans	26,911	—	244	—	27,155
All other loans	149	—	—	—	149

Total	$437,952	$12,899	$49,889	$234	$500,974

As of December 31, 2012 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$117,945	$5,782	$26,120	$88	$149,935
Construction and land development	18,502	1,067	4,758	—	24,327
Residential 1-4 family	220,534	4,739	14,437	491	240,201
Multifamily	9,765	178	2,624	—	12,567
Farmland	21,560	1,247	10,261	—	33,068

Total real estate loans	388,306	13,013	58,200	579	460,098
Commercial	21,793	3,227	3,254	40	28,314
Agriculture	3,841	53	434	—	4,328
Consumer installment loans	29,159	21	261	4	29,445
All other loans	178	—	—	—	178

Total	$443,277	$16,314	$62,149	$623	$522,363

NOTE 7	ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended September 30, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of September 30, 2013 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$6,720	$(1,655)	$262	$—	$(384)	$4,943
Construction and land development	2,166	(190)	64	—	(287)	1,753
Residential 1-4 family	3,050	(986)	298	—	701	3,063
Multifamily	552	—	—	—	(438)	114
Farmland	1,074	(369)	68	—	205	978

Total real estate loans	13,562	(3,200)	692	—	(203)	10,851
Commercial	1,772	(372)	41	—	(169)	1,272
Agriculture	533	(313)	51	—	195	466
Consumer installment loans	388	(101)	49	—	(190)	146
All other loans	4	—	—	—	(2)	2
Unallocated	551	—	—	—	919	1,470

Total	$16,810	$(3,986)	$833	$—	$550	$14,207

	Allowance for Loan Losses			Recorded Investment in Loans
As of September 30, 2013 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$1,847	$3,096	$4,943	$26,537	$104,250	$130,787
Construction and land development	48	1,705	1,753	1,515	21,616	23,131
Residential 1-4 family	655	2,408	3,063	7,309	240,744	248,053
Multifamily	17	97	114	597	11,531	12,128
Farmland	440	538	978	7,943	22,545	30,488

Total real estate loans	3,007	7,844	10,851	43,901	400,686	444,587
Commercial	260	1,012	1,272	1,366	23,322	24,688
Agriculture	94	372	466	168	4,227	4,395
Consumer installment loans	4	142	146	37	27,118	27,155
All other loans	—	2	2	—	149	149
Unallocated	—	1,470	1,470	—	—	—

Total	$3,365	$10,842	$14,207	$45,472	$455,502	$500,974

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

At September 30, 2013 there were $14.8 million in loans that are classified as troubled debt restructurings compared to $20.0 million at December 31, 2012. The following table presents information related to loans modified as troubled debt restructurings during the nine and three months ended September 30, 2013 and 2012.

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	1	$136	$135	7	$991	$791
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	35	2,052	1,964
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	1	136	135	42	3,043	2,755
Commercial	1	51	11	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	1	14	13	3	25	19
All other loans	—	—	—	—	—	—

Total	3	$201	$159	45	$3,068	$2,774

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	1	$136	$135	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	1	136	135	—	—	—
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—

Total	1	$136	$135	—	$—	$—

During the nine months ended September 30, 2013, the Company modified 3 loans that were considered to be troubled debt restructurings. We modified the terms for 1 loan and the interest rate was lowered on 1 loan. On 1 loan we modified the terms and lowered the interest rate. During the nine months ended September 30, 2012, the Company modified 45 loans that were considered to be troubled debt restructurings. We modified the terms for 10 of these loans and the interest rate was lowered for 33 loans. On 2 loans we modified the terms and lowered the interest rate.

The following table presents information related to loans modified as a troubled debt restructurings that defaulted during the nine and three months ended September 30, 2013 and 2012, and within twelve months of their modification date. A troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

Troubled Debt Restructurings That Subsequently Defaulted During the Period (Dollars are in thousands)	For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
	# of Loans	Recorded Investment	# of Loans	Recorded Investment
Real estate secured:
Commercial	—	$—	4	$1,859
Construction and land development	—	—	—	—
Residential 1-4 family	—	—	2	633
Multifamily	—	—	1	163
Farmland	—	—	—	—

Total real estate loans	—	—	7	2,655
Commercial	—	—	—	—
Agriculture	—	—	1	300
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Total	—	$—	8	$2,955

Troubled Debt Restructurings That Subsequently Defaulted During the Period (Dollars are in thousands)	For the three months ended September 30, 2013		For the three months ended September 30, 2012
	# of Loans	Recorded Investment	# of Loans	Recorded Investment
Real estate secured:
Commercial	—	$—	—	$—
Construction and land development	—	—	—	—
Residential 1-4 family	—	—	1	522
Multifamily	—	—	1	163
Farmland	—	—	—	—

Total real estate loans	—	—	2	685
Commercial	—	—	—	—
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Total	—	$—	2	$685

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

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants are determined by the Treasury method. For the three and nine months ended September 30, 2013 and 2012, potential common shares were anti-dilutive and were not included in the calculation. Basic and diluted net loss per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$447	$(1,463)	$1,539	$(6,536)
Weighted average shares outstanding	21,871,170	10,507,724	21,870,240	10,177,237
Dilutive shares for stock options and warrants	—	—	—	—

Weighted average dilutive shares outstanding	21,871,170	10,507,724	21,870,240	10,177,237

Basic income (loss) per share	$0.02	$(0.14)	$0.07	$(0.64)
Diluted income (loss) per share	$0.02	$(0.14)	$0.07	$(0.64)

NOTE 10	RELATED PARTY TRANSACTIONS:

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

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $71.2 million and $49.6 million at September 30, 2013 and December 31, 2012, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans carried at fair value were $42.1 million and $59.3 million at September 30, 2013 and December 31, 2012, respectively.

Foreclosed Assets - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral if further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $14.1 million and $13.9 million at September 30, 2013 and December 31, 2012, respectively.

Assets and liabilities measured at fair value are as follows as of September 30, 2013 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$33,992	$—
Mortgage backed securities	—	37,202	—

(On a non-recurring basis)
Other real estate owned	—	—	14,109
Impaired loans:
Real estate secured:
Commercial	—	—	24,690
Construction and land development	—	—	1,467
Residential 1-4 family	—	—	6,654
Multifamily	—	—	580
Farmland	—	—	7,503
Commercial	—	—	1,106
Agriculture	—	—	74
Consumer installment loans	—	—	33
All other loans	—	—	—

Total	$—	$71,194	$56,216

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$42,107	Appraised Value/Discounted Cash Flows/Market Value of Note	Appraisals and/or sales of comparable properties/Independent quotes	n/a

Other Real Estate Owned	$14,109	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Appraisal and/or sales of comparable properties/Independent quotes/bids	n/a

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of September 2013 and December 2012.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

September 30, 2013
Financial Instruments – Assets
Net Loans	$486,767	$489,743	$—	$447,636	$42,107

Financial Instruments – Liabilities
Time Deposits	352,967	352,092	—	352,092	—
FHLB Advances	5,658	5,658	—	5,658	—

December 31, 2012
Financial Instruments – Assets
Net Loans	$505,553	$507,358	$—	$448,028	$59,330

Financial Instruments – Liabilities
Time Deposits	372,473	375,784	—	375,784	—
FHLB Advances	6,558	6,558	—	6,558	—

NOTE 12	RECENT ACCOUNTING DEVELOPMENTS:

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

Written Agreement Progress Report

At September 30, 2013 we believe we have not yet achieved full compliance with the Agreement but we have made progress in our compliance efforts under the Agreement. We are aggressively working to comply with the Agreement and have timely submitted each required plan by its respective deadline. We have hired an independent consultant to assist us in these efforts and the following actions have taken place:

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

A newly revised strategic plan for the years 2013 through 2015 was completed and submitted to the regulators in January 2013. A revised 2013 Budget was submitted to our regulators in the third quarter of 2013.

In September 2012, we converted notes payable to two of our directors totaling $5.5 million plus accrued interest of $272 thousand to common stock. As a result of the conversion, the Company returned to well capitalized status at September 30, 2012.

In accordance with our capital plan, we began a common stock offering in July 2012 to existing shareholders followed by an offering to the public during the third and fourth quarters of 2012. The offering was closed on December 20, 2012 and proceeds of $12,061,257 were received on December 28, 2012. Upon receipt of the proceeds we injected $7.0 million of capital into the Bank. The remaining net proceeds are held at the Company and will be used for payment of operating expenses and, when permitted by regulatory authorities, the payment of deferred trust preferred interest. The remaining additional cash may be used for future capital injections, if needed; thus, providing a source of strength at the holding company level for the Bank. In addition, the conversion of the director notes to common stock and the stock offering included common stock warrants that may be exercised in the next five years and potentially provide additional capital if, and when, they are exercised. A total of 2,364,142 common stock warrants were outstanding as of September 30, 2013 with an exercise price of $1.75. Assuming all of these warrants are exercised before expiration, then an additional $4.1 million in capital would be provided by their exercise.

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

The credit analysis function has been restructured and is a part of credit administration. The credit analysis function is led by a Vice President/Senior Analyst, who supervises two analysts, of which, one analyst is a CPA. The function reports directly to the Senior Vice President and Senior Credit Officer and is responsible for analyzing new and renewed loan relationships of $250 thousand or more prior to approval and conducting annual financial reviews of loan relationships of $500 thousand or more.

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

7.	We have retained an independent third party to perform loan reviews on a quarterly basis in 2010 and 2011 and engaged them to perform this function in June 2012 and December 2012. We have engaged them to perform this function in June 2013 and December 2013 as well. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period.

8.	To support the focus on problem credit management the Bank further developed, in March, 2011, a Special Assets department which reports to the Chief Credit Officer. Presently, the department has one workout specialist/Vice President, one Vice President managing other real estate owned properties, an analyst, and two support personnel. Substantially all the credits in the Bank which are risk rated Special Mention or worse are assigned to this department once all efforts to return the credit to a satisfactory rating have been exhausted. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, watch list credits, and the Bank’s legal department. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates on all problem credits in excess of $1.0 million. A quarterly management watch list committee has been established to actively manage and monitor these credits.

9.	A new allowance for loan loss model was implemented and reviewed independently during 2010. The Board has approved a new allowance for loan loss policy. We have shifted duties for maintaining the allowance for loan loss model and credit reporting to a more experienced employee. The allowance for loan loss and the methodology supporting the results are approved quarterly by the Audit Committee of the Board of Directors, and ratified by the Board.

10.	We have significantly increased our asset based liquidity sources throughout 2010, 2011, 2012 and 2013 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations. We are further developing an investment portfolio, as well. The investment portfolio has grown to $71.2 million at September 30, 2013 from $4.7 million at December 31, 2010.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

The third quarter of 2013 shows a continued positive trend in earnings, capital, and improved asset quality.

The Company had net income for the quarter ended September 30, 2013 of $447 thousand as compared to a net loss of $1.5 million for the quarter ended September 30, 2012. Year-to-date September 30, 2013, the Company had net income of $1.5 million as compared to a net loss of $6.5 million for the same period in 2012. Basic net income per share was $0.02 for the quarter ended September 30, 2013 as compared to basic net loss per share of $0.14 for the quarter ended September 30, 2012. Basic net income per share was $0.07 for the nine months ended September 30, 2013 as compared to a net loss per share of $0.64 for the nine months ended September 30, 2012. The net income for the nine months ended September 30, 2013 is primarily the result of the decreases in the other real estate owned expenses, a reduction of loan loss provision, cost savings in operational expenses through various initiatives taken in prior periods, and no income tax expense when compared to the nine months ended September 30, 2012.

In the third quarter of 2013, our net interest margin was 4.01%, as compared to 4.20% for the same period in 2012 due to the decrease in net interest income of $498 thousand during the third quarter of 2013 as compared to the same period in 2012 primarily related to a decreased loan portfolio, continued high level of nonperforming assets, and new loans being booked at lower interest rates. In addition, our cost of funds has decreased; however, this decrease has been at a slower pace than the decrease in interest income.

Total deposits decreased $28.7 million from $652.9 million at December 31, 2012 to $624.2 million at September 30, 2013 as we have experienced shrinkage in savings and time deposits due to the interest rate environment which is helping us lower our cost of funds and improve our capital ratios through increased earnings and decreased assets.

Total assets decreased to $690.8 million, or 3.92%, from $719.0 million at December 31, 2012. We have intentionally reduced our asset size in an attempt to improve our capital position and manage our net interest margin by reducing higher cost funding. We foresee total assets to maintain around current levels in the near future as we manage to maintain the level of earning assets and continue to improve net income.

At September 30, 2013, the Company remains well-capitalized. The Tier 1 leverage ratio was 7.41% at September 30, 2013, compared to 7.05% at December 31, 2012. The Tier 1 risk based ratio was 12.47% at September 30, 2013, compared to 11.56% at December 31, 2012. The Total risked based capital ratio was 14.32% at September 30, 2013, compared to 13.51% at December 31, 2012.

At September 30, 2013, the Bank also remains well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at September 30, 2013 for the Bank: Tier 1 leverage ratio of 7.47%, Tier 1 risk based capital ratio of 12.58%, and Total risk based capital ratio of 13.85%. The ratios were as follows at December 31, 2012: Tier 1 leverage ratio of 7.08%, Tier 1 risk based capital ratio of 11.60%, and Total risk based capital ratio of 12.88%.

Total loans decreased $21.4 million, to $501.0 million at September 30, 2013 from $522.4 million at year end 2012 primarily in adversely classified loans. Loans rated substandard decreased $12.2 million, or 19.73%, to $49.9 million at September 30, 2013 from $62.1 million at December 31, 2012. The remaining loan portfolio remained relatively unchanged. The reduction in the adversely classified loans is the result of charge offs of $4.0 million for the first nine months of 2013, foreclosures, and the resolution of problem loans. The remaining portfolio maintained levels as we continue to serve our customers by renewing existing credits and pursuing new loans to qualified borrowers. We anticipate some further decreases in the loan portfolio in the near future as we decrease nonperforming loans. However, lending personnel are focused on developing new and existing lending relationships which should continue to slow the pace of the reduction and maintain current levels in total loans subject, of course, to the impact of the underperforming economy and heightened competition in the banking industry.

Although asset quality is improving, nonperforming assets are higher than we desire as a result of the prolonged deterioration of the residential and commercial real estate markets, as well as the recessionary period. The ratio of nonperforming assets to total assets lowered to 6.54% at September 30, 2013 as compared to 6.67% at December 31, 2012. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $45.2 million at September 30, 2013 from $48.0 million at December 31, 2012, a reduction of $2.8 million, or 5.74%. The majority of these assets are commercial real estate, residential mortgages, and farmland real estate secured loans and other real estate owned properties. We are undertaking extensive efforts to work out these credits and liquidate foreclosed properties. This will take some time, but overall we believe we are making progress. In the first nine months of 2013, net charge offs were $3.2 million as compared to $4.9 million in the same period of 2012. Total net charge offs for the third quarter totaled $37 thousand, or 1.17% of year-to-date charge offs with a majority of the charge offs year-to-date occurring in the first quarter of 2013. Net charge offs for the year were related to real estate construction loans and commercial loans with collateral values that are dependent upon current market and economic conditions when these are ascertainable.

Delinquencies also showed improvement in the third quarter of 2013 as total past dues decreased to $29.7 million at September 30, 2013 from $39.5 million at December 31, 2012, an improvement of $9.8 million, or 24.65% decrease.

The continued improvements in asset quality during the third quarter of 2013 warranted no provisions for loan losses as compared to $967 thousand in loan loss provisions in the same period for 2012. At September 30, 2013, our allowance for loan losses totaled $14.2 million, or 2.84% of total loans, as compared to $16.8 million, or 3.22% of total loans as of December 31, 2012. At September 30, 2012 our allowance for loan losses totaled $17.6 million, or 3.26% of total loans. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to modify the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures.

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

Balance Sheet Changes

At September 30, 2013, total assets were $690.8 million, a decrease of $28.2 million, or 3.92%, over December 31, 2012. Total deposits decreased $28.7 million, or 4.39%, for the first nine months of 2013 to $624.2 million from $652.9 million at December 31, 2012. Total loans decreased $21.4 million, or 4.09%, to $501.0 million at September 30, 2013 from $522.4 million at December 31, 2012.

Core deposits increased as noninterest bearing deposits increased 2.09%, or $2.1 million, from $98.4 million at December 31, 2012 to $100.5 million at September 30, 2013. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. We experienced an increase of $1.1 million in interest bearing demand deposits during the first nine months of 2013. We continue our efforts to increase core deposit levels

We experienced a decrease of $12.4 million in savings deposits and a decrease in time deposits of $19.5 million during the first nine months of 2013. This is the result of decreased interest rates offered in this very low interest rate environment and some short term funds have withdrawn to seek other investment opportunities. We expect to continue to lose higher cost and rate sensitive deposits in the near future, but at a decreased pace than in the past. However, we monitor deposits to ensure that we maintain adequate liquidity levels. We believe, despite the deposit decrease, we have adequate liquidity.

Total loans decreased to $501.0 million at September 30, 2013 from $522.4 million at year end 2012 primarily by reducing adversely classified loans as the result of charge offs of $4.0 million for the first nine months of 2013, foreclosures and effectively working with our borrowers. We plan to maintain the level of the loan portfolio as we reduce certain risks to various industry sectors that have posed higher risks in recent times and resolve nonperforming loans, while we increase lower risk loan production that offsets the reductions as mentioned. We remain committed to serving our customers. Our lending personnel continue to receive training to meet the needs of our customers and to develop new business with qualified borrowers that will ensure a stronger loan portfolio in the future.

Other real estate owned increased $240 thousand to $14.1 million at September 30, 2013 from $13.9 million at December 31, 2012. We anticipate total other real estate owned to increase in the near future as we foreclose on real estate collateralized loans. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first nine months of 2013, we acquired $5.4 million in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $4.4 million of our properties with losses of $356 thousand realized as a result of the sales. We also recorded writedowns on other real estate owned properties in the amount of $149 thousand for the first nine months of 2013. This was due to the receipt of updated valuations on the other real estate owned properties, which showed a lower fair value than our carrying amount of the properties, and accordingly we recorded a writedown on the properties. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. We have designated employees to monitor other real estate owned properties to ensure proper fair market values of these assets and to ensure that maintenance and improvements are made to make these properties more marketable.

Net Interest Income and Net Interest Margin

Net interest income decreased $498 thousand, or 7.36%, to $6.3 million for the third quarter of 2013 from $6.8 million for the same period in 2012. This is the result of decreased interest income from new and renewed loans recorded at lower interest rates and a higher level of nonaccrual loans of $31.1 million at September 30, 2013 which negatively affects the net interest margin as these loans are nonearning assets. As a result our net interest margin decreased to 4.01% in the third quarter of 2013 as compared to 4.20% for the same period in 2012. We are trying to preserve the net interest margin, but we may experience some decrease in the net interest margin as new and renewed loans are sometimes priced at lower market interest rates and as opportunities decrease to lower our cost of funds since repricing of deposits will be close to existing interest rates in the future. Because of the tightening of our underwriting, loan pricing may be lower than historically; however, typically more conservative underwriting reduces the likelihood of future loan losses. Loan losses negatively impact earnings through various related expenses, for example, loan loss provisions, collection expenses, etc.

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

Noninterest Income

Noninterest income increased $112 thousand, or 8.27%, to $1.5 million in the third quarter of 2013 from $1.4 million for the same period in 2012. During the third quarter of 2013 we had no realized gains on the sale of investment securities. We expect noninterest income to remain flat throughout 2013 as a result of regulatory changes; however, we continue to seek opportunities to improve noninterest income. As a part of these efforts, NPB Insurance Services, Inc., the Bank’s subsidiary, a full-service insurance agency, began operations in the first quarter of 2013, dealing in personal and group life, property and casualty, health, and disability products.

Noninterest Expense

Noninterest expense decreased $559 thousand, or 7.13%, to $7.3 million for the third quarter 2013 as compared to $7.8 million for the third quarter of 2012. The following are explanations of the decrease in non-interest expenses for 2013 as compared to 2012.

Salaries and benefits decreased $55 thousand in the quarter-to-quarter comparison from $3.4 million at September 30, 2012 to $3.3 million for the same period in 2013. Total full time equivalent employees have decreased to 272 at September 30, 2013 from 289 at September 30, 2012, a reduction of 17, or 5.88%. We are continuing to focus on managing salary and benefits expenses.

Other real estate owned and repossessed asset expenses decreased $382 thousand or 33.51%, to $758 thousand for the third quarter 2013 as compared to $1.1 million for the same period in 2012. Writedowns on other real estate owned decreased $486 thousand from $667 thousand during the third quarter of 2012 to $181 thousand during the third of 2013. In the third quarter of 2013 we had a net loss on the sale of other real estate owned property of $383 thousand compared to a net loss of $182 thousand during the same period in 2012. We believe that other real estate owned write-downs may continue to reduce from the past as these have been primarily related to construction and development type properties that have been significantly impacted due to recent market valuation trends and foreclosed properties are held at current market values in a stabilized market.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 94.14% for the third quarter of 2013 as compared to 96.55% for the same period in 2012. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio. During the third quarter of 2013, we engaged an outside consultant to evaluate our operational efficiencies. Based on the recommendations we plan to implement, we anticipate the efficiency ratio to improve in the future as we realize cost savings from operational improvements.

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

The allowance for loan losses decreased to $14.2 million at September 30, 2013 as compared to $16.8 million at December 31, 2012. The allowance for loan losses at September 30, 2013 was approximately 2.84% of total loans as compared to 3.22% at December 31, 2012 and 3.26% at September 30, 2012. Net loans charged off for the first nine months of 2013 were $3.2 million, or 0.82% of average loans, and $4.9 million, or 1.15% of average loans, for the first nine months of 2012. No provision for loan losses was made during the third quarter of 2013 as compared with $967 thousand in the same period for 2012. Year-to-date provisions for loan losses are $550 thousand and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively, a reduction of $3.6 million.

We have experienced a decrease in loan delinquencies and nonaccrual loans during the first nine months of 2013. Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks of default and loan losses. At September 30, 2013, there were 130 loans in non-accrual status totaling $31.1 million, or 6.21% of total loans. At December 31, 2012, there were 112 loans in non-accrual status totaling $33.5 million, or 6.42% of total loans. The amounts of interest that would have been recognized on these loans were $375 thousand and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively. There were no loans past due 90 days or greater and still accruing interest at September 30, 2013 compared to 15 loans past due 90 days or greater and still accruing interest totaling $511 thousand, or 0.10% of total loans at year end 2012. There were $14.8 million in loans classified as troubled debt restructurings as of September 30, 2013 as compared to $20.0 million in loans classified as troubled debt restructurings as of December 31, 2012. Of the loans classified as troubled debt restructurings at September 30, 2013, $7.7 million were in non-accrual status, compared to $5.4 million at December 31, 2012. We do not have any commitments to lend additional funds to non-performing debtors.

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

All loans classified as substandard, doubtful and loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits, generally through the review of the appraisal. If the appraisal is current, less than twelve months old, and has been reviewed, then if no negative information regarding the appraised value is obtained, the value is accepted, and impairment, if required is made. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable. If this review determines that the appraisal is not reasonable, then a new appraisal is ordered, in most cases. Impaired loans decreased to $45.5 million with $18.6 million requiring a valuation allowance of $3.4 million at September 30, 2013 as compared to $65.2 million with $28.1 million requiring a valuation allowance of $5.9 million at December 31, 2012. Of the $45.5 million recorded as impaired loans, $27.0 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Management is aggressively working to reduce the impaired credits at minimal loss.

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

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax asset of $5.3 million existed at September 30, 2013 compared to $4.7 million at December 31, 2012. During the first nine months of 2013 we reversed $428 thousand of our deferred tax asset valuation allowance as compared to a $4.1 million valuation allowance which was recognized in the first nine months of 2012. The total valuation allowance was $6.4 million at September 30, 2013 compared to $6.8 million at December 31, 2012. Management reviewed the September 30, 2013 deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that no additional deferred tax asset valuation allowance was required. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential increased investment income, and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $6.4 million allowance, would be realizable.

Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $5.2 million. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. At September 30, 2013, year-to-date taxable income produced an income tax expense of $520 thousand. This amount was applied against the net operating loss carryforward resulting in no income tax expense year-to-date in 2013. Taxable income in the future and during the net operating loss carryforward period resulting in income tax expenses is expected to be applied to the net operating loss carryforward until the carryforward is depleted. When, and if, taxable income trends continue and asset quality improves, the entire valuation allowance previously recorded and remaining may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Total capital at the end of the second quarter of 2013 was $40.1 million as compared to $39.9 million at the end of December 31, 2012. The Bank and the Company were both well capitalized as of September 30, 2013, as defined by the regulatory capital guidelines. The Company’s capital as a percentage of total assets was 5.81% at September 30, 2013 compared to 5.54% at December 31, 2012. Book value per common share was $1.83 at September 30, 2013 compared to $1.82 at December 31, 2012.

Total assets decreased during the first nine months of 2013 and we anticipate sustained asset levels to be the trend in the future. Our primary source of capital comes from retained earnings. We developed a new strategic plan and capital plan in 2012. Under current economic conditions, we believe it is prudent to continue to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. As part of our initiative to improve regulatory capital ratios, we are further reducing our higher risk assets, which results in a shrinking loan portfolio. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. We are fully implementing this strategy to increase capital. However, these efforts alone may not provide us adequate capital if further loan losses are realized.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Earnings will continue to be retained to build capital.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments were $117.1 million at September 30, 2013 down from $125.3 million at December 31, 2012. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2013.

At September 30, 2013, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $53.5 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. We have increased our investment portfolio from $49.6 million at December 31, 2012 to $71.2 million at September 30, 2013. Our strategy is to manage the portfolio with future purchases that reduce price risk in a rising interest rate environment and shorten the duration of these securities to be able to invest in higher yielding loans and investments when interest rates do rise again. At September 30, 2013, the investment portfolio decreased in fair market value as a result of an increase in longer term interest rates. This decrease in fair market value resulted in a net unrealized loss of $1.3 million, a $1.9 million decrease from the net unrealized gain at December 31, 2012 which was $616 thousand. We believe this may be a continued trend when interest rates increase; therefore, our strategy is to reduce the overall portfolio interest rate risk as interest rates may rise in the future.

Our loan to deposit ratio increased to 80.26% at September 30, 2013 from 80.01% at year end 2012. We anticipate this ratio to remain below 85% in the future. We can lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Available third party sources of liquidity remain intact at September 30, 2013 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At September 30, 2013, we had borrowings from the Federal Home Loan Bank totaling $5.7 million as compared to $6.6 million at December 31, 2012. None are overnight and subject to daily interest rate changes. The borrowings have a maturity date in the year 2018, but reduce in principal amounts monthly. The decrease of $900 thousand was due to regularly scheduled principal payments. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $3.0 million in 2010 and $7.0 million in 2013 to the Treasury Board of Virginia for collateral on public funds. An additional $76.3 million was available on September 30, 2013 on the $91.9 million line of credit which is secured by a blanket lien on our residential real estate loans. Our line of credit increased during the second quarter of 2013 as a result of an improved rating assessed by the Federal Home Loan Bank due to our improving performance.

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

Concerning the Company’s liquidity, we have $4.4 million in cash as of September 30, 2013. These funds will be used to pay operating expenses, trust preferred interest payments (upon regulatory approval), and provide additional capital injections to the Bank, if needed. As of now, all interest payments to the trust preferred securities is deferred. In the event, trust preferred interest payments are no longer deferred, then the Company has the cash to meet this obligation without any reliance on the Bank. The current deferred liability totals $1.8 million and is anticipated to be paid in the first quarter of 2015 subject to regulatory approval.

As a result of the conversion of director notes and the common stock offering during 2012, a total of 2,370,900 common stock warrants were issued. The warrants are immediately exercisable over the next five years at a price of $1.75 per share. During the first nine months of 2013, 6,758 warrants were exercised, which reduced the number of warrants outstanding at September 30, 2013 to 2,364,142. When and if, these warrants are exercised, additional funds may be received by the Company, which provides potentially up to $4.1 million in additional liquidity and capital at the Company level. Additional contingent funding sources will be explored as available.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended September 30, 2013 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

We became aware of a lawsuit against the Bank in April 2010. This case involves a claim against the Bank by a joint venture between Bank customers, some of whom are former members of senior management, and three investors. The allegation is that the joint venture, VFI, should have priority over the Bank’s deed of trust in order for VFI’s unrecorded and unrecordable ground lease to be enforceable for its full ten year term. There are also additional claims for damages resulting from allegations that the Bank’s representatives imputed liability to the Bank based upon breach of fiduciary duty, fraud, and collaboration. The parties agreed to litigate the ground lease issue first and are now in negotiations to resolve all pending issues due to the fact that the business associated with the building has ceased and the building is vacant. Attempts to mediate this matter have been unsuccessful and a pretrial hearing was held in April 2013. We are awaiting the Judge’s opinion on this matter. Two of the three plaintiffs have withdrawn their claim in this matter. Management and Bank’s counsel believe VFI’s position is not supported by law or the facts presented.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer

Date:	November 13, 2013

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer

Date:	November 13, 2013

Index of Exhibits

No.	Description

2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).

3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).

4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).

10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).

10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials for the Company’s 10-Q Report for the quarterly period ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Denotes management contract.