Form 10-K
period 2013-12-31
NEW PEOPLES BANKSHARES INC
filed 2014-03-25
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales prices of $1.30 per share on the last business day of the second quarter of 2013 was $10,894,351.

The number of shares outstanding of the registrant’s common stock was 21,872,293 as of March 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

The Proxy Statement for New Peoples Bankshares, Inc’s 2014 Annual Meeting to Shareholders, is incorporated into Items 10 through 14 of this form 10-K.

PART I

Item 1.	Business

General

New Peoples Bankshares, Inc. (New Peoples) is a Virginia bank holding company headquartered in Honaker, Virginia. Prior to January 1, 2009, New Peoples was a financial holding company. Our business is conducted primarily through New Peoples Bank, Inc., a Virginia banking corporation (the Bank). The Bank has a division doing business as New Peoples Financial Services which offers investment services through its broker dealer relationship with LPL Financial Services, Inc. NPB Insurance Services, Inc. (NPB Insurance) is a subsidiary of the Bank and offers insurance services only.

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

NPB Insurance is a full-service insurance agency, selling property, general and professional liability, bonds, life and health products, and credit life and accident insurance to individual and commercial clients. However, the Bank, through its division New Peoples Financial services, offers fixed and variable annuities, fee based asset management and other investment products through a broker/dealer relationship with LPL Financial Services, Inc.

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

Our Market Areas

Our primary market area consists of southwestern Virginia, southern West Virginia and northeastern Tennessee. Specifically, we operate in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, Wise, Lee, Smyth, and Bland; Mercer County in southern West Virginia and the northeastern Tennessee county of Sullivan (collectively, the “Tri-State Area”). The close proximity and mobile nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia and Tennessee place these markets within our Bank’s targeted trade area, as well.

Accessibility to Interstates I-77, I-81, I-26, I-64 and I-75, as well as major state and U.S. highways including US 19, US 23, US 58, US 460 and US 421, make the area an ideal location for businesses to serve markets in the Mid-Atlantic, Southeast and Midwest. The area is strategically located midway between Atlanta-Pittsburgh, Charlotte-Cincinnati, and Richmond-Louisville, and is within a day’s drive of more than half of the U.S. population. A regional airport located in Bristol, Tennessee serves the area with commercial flights to and from major cities in the United States. Commercial rail service providers include CSX Transportation and Norfolk Southern Railways.

The Tri-State Area has a diversified economy supported by natural resources, which include coal, natural gas, limestone, and timber; agriculture; healthcare; education; technology; manufacturing and services industries. Predominantly, the market is comprised of locally-owned and operated small businesses. Considerable investments in high-technology communications, high-speed broadband network and infrastructure have been made which has opened the area to large technology companies and future business development potential for new and existing businesses. Industries are taking advantage of the low cost of doing business, training opportunities, available workforce and an exceptional quality of life experience for employers and employees alike.

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

Loans by type as a percentage of total loans are as follows:

	December 31,
	2013	2012	2011	2010	2009
Commercial, financial and agricultural	11.70%	12.61%	14.35%	15.48%	15.56%
Real estate – construction	4.55%	4.66%	5.42%	7.39%	9.41%
Real estate – mortgage	78.46%	77.09%	73.79%	69.13%	66.02%
Installment loans to individuals	5.29%	5.64%	6.44%	8.00%	9.01%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

In the above table the category “Real estate – mortgage” includes both commercial loans secured by real estate and residential mortgage loans secured by real estate. At December 31, 2013 we had $126.2 million in loans secured by commercial real estate, or 25.59% of total loans, and $260.7 million secured by residential real estate, or 52.87% of total loans.

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

Under our underwriting guidelines, residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with our appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities. New requirements arising out of the response to the recent financial crisis for extending residential mortgage loans may impact our ability to make these types of loans in the same volume as in the past.

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

We do not presently anticipate obtaining trust powers, but we are able to provide similar services through our affiliation with LPL Financial Services, Inc.

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

Competition in the market area for loans to small businesses and professionals, the Bank’s target market, is intense, and pricing is important. Many of our larger competitors have substantially greater resources and lending limits than we have. They offer certain services, such as extensive and established branch networks and trust services that we do not expect to provide or will not provide in the near future. Moreover, larger institutions operating in the market area have access to borrowed funds at lower costs than are available to us. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we may have to pay above-market rates to attract deposits.

While pricing is important, our principal method of competition is service. As a community banking organization, we strive to serve the banking needs of our customers while developing personal, hometown relationships with them. As a result, we provide a significant amount of service and a range of products without the fees that customers can expect from larger banking institutions.

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2013, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows: Russell County, VA – 25.55%, Scott County, VA – 35.64%, Dickenson County, VA – 27.54%, Tazewell County, VA – 7.65%, Smyth County, VA – 2.78%, Lee County, VA – 3.89%, Buchanan County, VA – 9.62%, Wise County, VA – 7.96%, City of Norton, VA – 10.59%, Bland County, VA – 23.78%, Washington County, VA – 2.68%, and the City of Bristol, VA – 2.25%, Mercer County, WV – 8.91%, and City of Kingsport, TN – 1.39%.

Employees

As of December 31, 2013, we had 277 total employees, of which 252 were full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

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

In addition, and subject to some exceptions, the BHCA and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company as defined in the statutes and regulations. These requirements make it more difficult for control of our company to change or for us to acquire substantial investments.

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

Payment of Dividends. New Peoples is a separate legal entity that derives the majority of its revenues from dividends paid to it by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both New Peoples and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FDIC has the general authority to limit the dividends paid by FDIC insured banks if the FDIC deems the payment to be an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. In October 2009, the Federal Reserve Bank of Richmond (“Richmond FRB”) restricted the Company from paying dividends without prior approval. It is therefore highly unlikely that the Company will pay any dividends at least until the Richmond FRB’s restriction is removed and this can impact the company’s ability to attract capital investment and its share price.

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

The regulators may take various corrective actions with respect to a financial institution considered to be capital deficient. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid or dividends, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. As discussed above, in October 2009 the Richmond FRB imposed a prohibition on the Bank paying dividends to preserve capital. Bank holding companies can be called upon to boost their subsidiary bank’s capital and to partially guarantee the institution’s performance under its capital restoration plan. If this occurs, capital which otherwise would be available for holding company purposes, including possible distributions to shareholders, would be required to be downstreamed to the subsidiary bank. In this respect, the Richmond FRB also notified New Peoples that we must defer dividends on our trust preferred issuances, which we did as of October 2009. As of December 31, 2013, the Bank was “well capitalized,” with a Total Capital ratio of 13.96%; a Tier 1 Capital ratio of 12.69%; and a leverage ratio of 7.49%.

In addition, under the terms of the Written Agreement (See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), both the Company and the Bank have agreed to submit capital plans to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company has agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

On July 2, 2013, the Federal Reserve voted to adopt final Basel III capital rules for U.S. banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios will become effective for the Company on January 1, 2015 and will be fully phased-in on January 1, 2019.

The final rule emphasizes common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets. We are in the process of evaluating the impact of the Basel III final rule on the Company’s regulatory capital ratios.

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

Community Reinvestment Act. Under the Community Reinvestment Act, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act emphasizes the delivery of bank products and services through branch locations in its market areas and requires banks to keep data reflecting their efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA (see below) may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination. The Bank received a rating of “Satisfactory” at its last Community Reinvestment Act performance evaluation, as of August 12, 2013.

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

Federal Deposit Insurance Corporation. The Bank’s deposits are insured by the Deposit insurance Fund, as administered by the FDIC, to the maximum amount permitted by law, now $250,000 per depositor. Due to the increased number of bank failures resulting from the credit crisis and severe recession, FDIC premiums have materially increased and may increase further. This is a significant expense for us and is likely to continue to be.

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

The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. The CFPB has begun implementing mortgage lending regulations to carry out its mandate. In addition, the Federal Reserve has issued new rules, effective October 1, 2011, which had the effect of limiting the fees charged to merchants by credit card companies for debit card transactions. The result of these rules will be to limit the amount of interchange fee income available explicitly to larger banks and indirectly to us. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.

Although the Dodd-Frank Act provisions themselves are extensive, the ultimate impact on the Company of this massive legislation is unknown. The Act provides that several federal agencies, including the Federal Reserve, the CFPB and the Securities and Exchange Commission, shall issue regulations implementing major portions of the legislation, and this process is ongoing.

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

At December 31, 2013, the Company’s net investment in premises and equipment in service was $30.0 million. Our main office and operations center is located in Honaker, Virginia. This location contains a full service branch, and our administration and operations center.

The Bank owns all of its 23 full service branches, including its headquarter office. The location of these branches are described in Item 1.

The Bank owns a location in Dungannon, Virginia that half of the location was used for a branch location until its closure during 2010. This half and the other half of the location is currently being leased. The Bank owns additional property in Princeton, West Virginia that is being developed for a future full service branch location, and currently serves as a loan administration office. The Princeton location is anticipated to operate as a full service branch in the distant future. During 2012, the Bank closed offices in Bristol, Pennington Gap, and Richlands, Virginia and Jonesborough, Tennessee. The Bristol office was leased to the Bank’s subsidiary NPB Insurance Services, Inc. in 2013 and this lease will continue in 2014. The Pennington Gap property was sold in January 2013. The other two offices are vacant and may be used for future banking offices again when the economy recovers.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings. We became aware of a lawsuit against the Bank in April 2010. This case involves a claim against the Bank by a joint venture between Bank customers, some of whom are former members of senior management, and three investors. The allegation is that the joint venture, VFI, should have priority over the Bank’s deed of trust in order for VFI’s unrecorded and unrecordable ground lease to be enforceable for its full ten year term. There are also additional claims for damages resulting from allegations that the Bank’s representatives imputed liability to the Bank based upon breach of fiduciary duty, fraud, and collaboration. The parties agreed to litigate the ground lease issue first and are now in negotiations to resolve all pending issues due to the fact that the business associated with the building has ceased and the building is vacant. Attempts to mediate this matter have been unsuccessful and a pretrial hearing was held in April 2013. On January 24, 2014 a hearing was held and in March 2014 the Judge ruled in the Bank’s favor regarding VFI’s claim of unjust enrichment and a hearing has been scheduled to enter an order to this effect and release the lis pendens recorded against the property. Two of the three plaintiffs have withdrawn their claim in this matter. Management and Bank’s counsel believe VFI’s position is not supported by law or the facts presented.

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

	2013		2012
	High	Low	High	Low
1st quarter	$1.75	$1.25	$3.00	$1.50
2nd quarter	1.56	1.30	1.50	1.05
3rd quarter	2.20	1.30	5.00	1.07
4th quarter	1.70	1.00	1.50	1.07

The most recent sales price of which management is aware was $1.34 per share on March 12, 2014.

(b) Holders

On March 21, 2014, there were approximately 4,453 shareholders of record.

(c) Dividends

In order to preserve capital to support our growth in the past we have not paid cash dividends. The declaration of dividends in the future will depend on our earnings and capital requirements and compliance with regulatory mandates. We are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Moreover, the Written Agreement we have with the banking regulators prohibits the Company from paying any cash dividends and the Bank’s ability to pay dividends to the Company. So long as these restrictions remain in place the Company will not pay any cash dividends. Thereafter, the Company may or may not pay cash dividends depending on various factors including capital needs, earnings, and other factors our Board of Directors deems relevant. As a result, we do not anticipate paying a dividend on our common stock in 2014. See Note 3, Note 16 and Note 22 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2013 and 2012 as well as results of operations for the years ended December 31, 2013 and 2012. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

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

Written Agreement

The Company and the Bank entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions. Under the Written Agreement, the Bank has agreed to develop and submit for approval within specified time periods written plans to: (a) strengthen board oversight of management and the Bank’s operation; (b) if appropriate after review, to strengthen the Bank’s management and board governance; (c) strengthen credit risk management policies; (d) enhance lending and credit administration; (e) enhance the Bank’s management of commercial real estate concentrations; (f) conduct ongoing review and grading of the Bank’s loan portfolio; (g) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $1 million which are now or in the future become past due more than 90 days, which are on the Bank’s problem loan list, or which are adversely classified in any report of examination of the Bank; (h) review and revise, as appropriate, current policy and maintain sound processes for maintaining an adequate allowance for loan and lease losses; (i) enhance management of the Bank’s liquidity position and funds management practices; (j) revise its contingency funding plan; (k) revise its strategic plan; and (l) enhance the Bank’s anti-money laundering and related activities.

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

Written Agreement Progress Report

At December 31, 2013, we believe we have not yet achieved full compliance with the Written Agreement but we have made progress in our compliance efforts under the Written Agreement. We are aggressively working to comply with the Written Agreement and have timely submitted each required plan by its respective deadline. We have hired an independent consultant to assist us in these efforts and the following actions have taken place:

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

A revised strategic plan for the years 2013 through 2015 was completed and submitted to the regulators in January 2013.

A new strategic plan for the years 2014 through 2016 and the 2014 Budget were submitted to our regulators in the fourth quarter of 2013. A newly revised 2014-2016 capital plan has been submitted for regulatory review and is pending approval.

In September 2012, we converted notes payable to two of our directors totaling $5.5 million plus accrued interest of $272 thousand to common stock. As a result of the conversion, New Peoples returned to well capitalized status at September 30, 2012.

In accordance with our capital plan, we began a common stock offering in July 2012 to existing shareholders followed by an offering to the public during the third and fourth quarters of 2012. The offering was closed on December 20, 2012 and proceeds of $12,061,257 were received on December 28, 2012. Upon receipt of the proceeds we injected $7.0 million of capital into the Bank. The remaining net proceeds are held at the Company and will be used for payment of operating expenses and, when permitted by regulatory authorities, the payment of deferred trust preferred interest. The remaining additional cash may be used for future capital injections, if needed; thus, providing a source of strength at the holding company level for the Bank. In addition, the conversion of the director notes to common stock and the recent stock offering included common stock warrants that may be exercised in the next five years and potentially provide additional capital if, and when, they are exercised. A total of 2,364,142 common stock warrants were outstanding as of December 31, 2013 with an exercise price of $1.75. Assuming all of these warrants are exercised before expiration, then an additional $4.1 million in capital would be provided by their exercise.

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

6.

To strengthen management of credit quality and loan production, we added a new Chief Credit Officer, Stephen Trescot, in the first quarter of 2011 who has brought vast credit administration experience to our management team. Sharon Borich, our former Chief Credit Officer, assumed the role of Senior Lending Officer with oversight of loan production and business development which is her area of expertise. On February 28, 2014, Stephen Trescot retired as Executive Vice President and Chief Credit Officer of the Bank. Karen Wimmer was appointed as Executive Vice President and Chief Credit Officer of the Bank effective March 1, 2014. Ms. Wimmer previously served as Senior Vice President and Senior Credit Officer of the Bank since the fourth quarter of 2012 in which she reported directly to Mr. Trescot. Ms. Wimmer has a total of 26 years of banking experience. Mr. Trescot will continue to provide consulting services to the Bank on a contractual basis.

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

The credit analysis function has been restructured and is a part of credit administration. The credit analysis function is led by a Vice President/Senior Analyst, who supervises two analysts, of which, one analyst is a CPA. The function reports directly to the Executive Vice President and Chief Credit Officer and is responsible for analyzing new and renewed loan relationships of $250 thousand or more prior to approval and conducting annual financial reviews of loan relationships of $500 thousand or more.

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

7.	We have retained an independent third party to perform loan reviews on a quarterly basis in 2010 and 2011 and engaged them to perform this function in June 2012 and December 2012. We engaged them to perform this function in June 2013, December 2013, June 2014 and December 2014. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period. In 2013, we began conducting our own loan portfolio stress test.

8.	To support the focus on problem credit management the Bank further developed, in March, 2011, a Special Assets department which reports to the Chief Credit Officer. Presently, the department has one workout specialist/Vice President, one Vice President managing other real estate owned properties, an analyst, and two support personnel. Substantially all the credits in the Bank which are risk rated Special Mention or worse are assigned to this department once all efforts to return the credit to a satisfactory rating have been exhausted. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, watch list credits, and the Bank’s legal department. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates on all problem credits in excess of $1.0 million. A quarterly management watch list committee has been established to actively manage and monitor these credits.

9.	A new allowance for loan loss model was implemented and reviewed independently during 2010. The Board has approved a new allowance for loan loss policy. We have shifted duties for maintaining the allowance for loan loss model and credit reporting to a more experienced employee. The allowance for loan loss and the methodology supporting the results are approved quarterly by the Audit Committee of the Board of Directors, and ratified by the Board.

10.	We have significantly increased our asset based liquidity sources throughout 2010, 2011, 2012 and 2013 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations. We are further developing an investment portfolio, as well. The investment portfolio has grown to $79.1 million at December 31, 2013 from $4.7 million at December 31, 2010.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

At December 31, 2013, total assets were $684.7 million, total loans were $493.0 million, and total deposits were $619.0 million at December 31, 2013. The Company returned to profitability in 2013 and reports a total net income after tax of $1.5 million or $0.07 per basic share and per diluted share for the year ended December 31, 2013 as compared to a net loss of $6.3 million, or $0.57 per basic and per diluted share for the year ended December 31, 2012. The annualized return on average assets for the fiscal year 2013 was 0.21% as compared to (0.86)% for the same period in 2012. The annualized return on average equity was 3.71% for the fiscal year 2013 and (23.62)% for the same period in 2012.

During the years 2013 and 2012, we strategically decreased total assets, total loans and higher cost deposits to improve our capital position and manage our net interest margin by reducing higher cost funding. Total assets decreased $34.3 million in 2013, or 4.77%, from $719.0 million at December 31, 2012. We currently expect total assets to remain around current levels in the near future as we manage to maintain the level of earning assets and continue to improve net income. In December 2012, the Company successfully completed a public offering of its common stock, which resulted in net proceeds of $11.4 million after $624 thousand of expenses related to the offering. Upon completion of the offering and receipt of proceeds, $7.0 million was injected in the Bank’s capital. As a result of this asset shrinkage and capital injection, the Bank improved its capital position and maintained a well-capitalized status throughout 2012 and 2013. The following Bank ratios existed at December 31, 2013 as compared to December 31, 2012, respectively: Tier 1 leverage ratio of 7.49% versus 7.08%; Tier 1 risk based capital ratio of 12.69% versus 11.60%; and total risk based capital ratio of 13.96% versus 12.88%.

For the year ending December 31, 2013, we had net income of $1.5 million as compared to a $6.3 million loss for the same period in 2012, an increase of $7.8 million, or 123.47%. This increase in earnings was primarily related to three areas: reduced provisions for loan losses, reduced other real estate related expenses, no federal income tax expense as it was applied to the net operating loss carryforward, and no valuation allowance was needed on our deferred tax asset. We maintained a strong net interest margin of 4.03% in 2013 as compared to 4.13% in 2012. However, the decreased volume of earning assets in 2013 and high levels of nonperforming assets decreased net interest income to $25.3 million in 2013 from $27.3 million in 2012. In 2013, we made $550 thousand in provisions for loan losses compared to $4.8 million in 2012, a decrease of $4.3 million, or 88.54%. Expenses related to other real estate owned properties were $2.3 million in 2013 compared to $4.5 million in 2012. During 2013 we had to record writedowns on other real estate owned properties in the amount of $562 thousand compared to $2.6 million in 2012. During 2013 we reversed $428 thousand of our deferred tax valuation allowance as compared to a $4.1 million deferred tax asset valuation allowance recorded in 2012. We may be able to continue reversing the valuation allowance in the future as earnings improve resulting in taxable income to offset net loss tax carryforwards.

Total deposits decreased $33.9 million, or 5.19%, from $652.9 million at December 31, 2012. The largest decrease in deposits has taken place in time deposits which have decreased from $372.5 million at December 31, 2012 to $347.0 million at December 31, 2013. This $25.5 million decrease in time deposits, or 6.84%, is the result of decreased interest rates offered in this very low interest rate environment, which is helping us lower our cost of funds and improve capital ratios through increased earnings and decreased assets.

Total loans decreased $29.4 million in 2013, or 5.62%, from $522.4 million at December 31, 2012 primarily in adversely classified loans. Loans rated substandard decreased $17.2 million, or 27.77%, to $44.9 million at December 31, 2013 from $62.1 million at December 31, 2012. The remaining loan portfolio remained relatively unchanged. The reduction in the adversely classified loans is the result of charge offs of $6.0 million during 2013, foreclosures, and the resolution of problem loans. The remaining portfolio maintained levels as we continue to serve our customers by renewing existing credits and pursuing new loans to qualified borrowers. We anticipate some further decrease in the loan portfolio in the future as we decrease nonperforming loans. However, lending personnel are focused on developing new and existing lending relationships which should continue to slow the pace of the reduction and maintain current levels in total loans subject, of course, to the impact of the underperforming economy and heightened competition in the banking industry.

Although asset quality is improving, nonperforming assets are higher than we desire as a result of the prolonged deterioration of the residential and commercial real estate markets, as well as the recessionary period. The ratio of nonperforming assets to total assets lowered to 6.45% at December 31, 2013 as compared to 6.67% at December 31, 2012. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $44.2 million at December 31, 2013 from $48.0 million at December 31, 2012, a reduction of $3.8 million, or 7.91%. The majority of these assets are loans secured by commercial real estate, residential mortgages, and farmland and other real estate owned properties. We are undertaking extensive efforts to work out these credits and liquidate foreclosed properties. This will take some time, but overall we believe we are making progress. In 2013, net charge offs were $4.3 million as compared to $6.4 million for 2012. Net charge offs for the year were related to real estate residential and commercial loans with collateral values that are dependent upon current market and economic conditions when these are ascertainable. Delinquencies also showed improvement in 2013 as total past dues decreased to $30.7 million at December 31, 2013 from $39.5 million at December 31, 2012, an improvement of $8.8 million, or 22.19% decrease.

During 2013, we have continued our progress in identifying the risks in our loan portfolio and strengthening asset quality. In addition, we have continued to improve our lending policies and train our lending staff on these policies and procedures. Each of these steps are critical to minimize future losses and to strengthen asset quality of the Bank. Our allowance for loan loss at December 31, 2013 is $13.1 million, or 2.65% of total loans as compared to $16.8 million, or 3.22% of total loans at December 31, 2012. The provision for loan losses decreased to $550 thousand in 2013 as compared to $4.8 million in 2012. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to modify the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary. Net charge-offs year-to-date for 2013 as a percentage of total average loans improved to 0.84% as compared to 1.14% in 2012. Impaired loans decreased $24.0 million, or 36.83%, in 2013 to $41.2 million with an estimated allowance of $4.2 million for potential losses at December 31, 2013 as compared to $65.2 million in impaired loans with an estimated allowance of $5.9 million at the end of 2012.

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

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income, decreased $2.0 million, or 7.11% from 2012 to 2013. The decrease in net interest income is due primarily to a reduction in loans during 2013, decreased interest income from new and renewed loans recorded at lower interest rates, and the level of nonearning assets, i.e. nonaccrual loans and other real estate owned properties. Nonaccrual loans were $28.3 million at December 31, 2013, which negatively affects the net interest margin as these loans are nonearning assets. Loan interest income decreased $3.8 million, or 11.56%, from $32.6 million in 2013 to $28.8 million in 2012. Interest expense decreased $1.8 million, or 26.58%, from $6.5 million for the year ending 2012 to $4.7 million in 2013 as a result of deposits re-pricing at lower interest rates at maturity, and a shift in the deposit mix whereby our higher cost time deposits were replaced with lower cost deposit products. The net interest margin for the year ending December 31, 2013 was 4.03% as compared to 4.13% for the same period in 2012. We are trying to preserve the net interest margin, but we may experience some decrease in the net interest margin as new and renewed loans are sometimes priced at lower market interest rates and as opportunities decrease to lower our cost of funds since repricing of deposits will be close to existing interest rates in the future. Because of the tightening of our underwriting, loan pricing may be lower than historically; however, typically more conservative underwriting reduces the likelihood of future loan losses. Loan losses negatively impact earnings through various related expenses, for example, loan loss provisions, collection expenses, etc.

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

Although our cost of funds has decreased due to deposits repricing at lower interest rates, the rate of this decrease in interest costs is not consistent with the rate of decrease in interest income; consequently, this is causing net interest income to decrease overall During the fourth quarter of 2013, we changed an interest bearing demand deposit product totaling $40.5 million to become a non-interest bearing demand deposit. This modification will result in a lower average balance in the future for interest bearing demand deposits and related interest expense, however, we expect this change to have little or no effect on total deposits as a whole. The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

(Dollars in thousands)

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
ASSETS
Loans (1), (2), (3)	$506,697	$28,824	5.69%	$556,504	$32,592	5.86%	$659,298	$41,176	6.25%

Federal funds sold	960	2	0.21%	1,216	3	0.25%	6,202	9	0.15%
Interest bearing deposits	58,515	188	0.32%	58,677	173	0.29%	74,000	184	0.25%
Other investments (3)	62,804	1,062	1.69%	44,307	965	2.18%	10,952	400	3.65%

Total Earning Assets	628,976	30,076	4.78%	660,704	33,733	5.11%	750,452	41,769	5.57%

Less: Allowance for loans losses	(14,905)			(18,475)			(20,805)
Non-earning assets	85,910			92,494			101,972

Total Assets	$699,981			$734,723			$831,619

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand – Interest bearing	$65,227	$82	0.13%	$61,842	$110	0.18%	$57,675	$155	0.27%
Savings	103,086	205	0.20%	96,764	242	0.25%	103,346	460	0.45%

Time deposits	359,402	3,743	1.04%	406,669	5,018	1.23%	485,072	7,717	1.59%
Other Borrowings	5,968	242	4.05%	15,487	600	3.87%	24,151	838	3.47%

Trust Preferred Securities	16,496	471	2.86%	16,496	490	2.97%	16,496	436	2.64%

Total interest bearing liabilities	550,179	4,743	0.86%	597,258	6,460	1.08%	686,740	9,606	1.40%

Non-interest bearing deposits	105,614			106,780			102,957
Other liabilities	4,202			3,913			5,338

Total Liabilities	659,995			707,951			795,035
Stockholders’ Equity	39,986			26,772			36,584

Total Liabilities and Stockholders’ Equity	$699,981			$734,723			$831,619

Net Interest Income		$25,333			$27,273			$32,163

Net Interest Margin			4.03%			4.13%			4.29%

Net Interest Spread			3.92%			4.03%			4.17%

(1)	Non-accrual loans have been included in the average balance of loans outstanding.
(2)	Loan fees have been included in interest income on loans.
(3)	Tax exempt income is not significant and has been treated as fully taxable.

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

	Volume and Rate Analysis
	(Dollars in thousands)
	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease)			Increase (Decrease)
	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:

Loans	$(2,917)	$(851)	$(3,768)	$(6,420)	$(2,164)	$(8,584)
Federal funds sold	(1)	—	(1)	(7)	1	(6)

Interest bearing deposits	—	15	15	(38)	27	(11)

Other investments	403	(306)	97	1,218	(653)	565

Total Earning Assets	(2,515)	(1,142)	(3,657)	(5,247)	(2,789)	(8,036)

Interest Bearing Liabilities:

Demand	6	(34)	(28)	11	(56)	(45)
Savings	16	(53)	(37)	(29)	(189)	(218)
All other time deposits	(583)	(692)	(1,275)	(1,247)	(1,452)	(2,699)
Other borrowings	(369)	11	(358)	(301)	63	(238)
Trust Preferred Securities	—	(19)	(19)	—	54	54

Total Interest Bearing Liabilities	(930)	(787)	(1,717)	(1,566)	(1,580)	(3,146)

Change in Net Interest Income	$(1,585)	$(355)	$(1,940)	$(3,681)	$(1,209)	$(4,890)

Loans

Our primary source of income comes from interest earned on loans. Total loans decreased in 2013 by $29.4 million, or 5.62%, from $522.4 million at year end 2012 primarily by reducing adversely classified loans as the result of charge offs of $6.0 million in 2013, foreclosures and effectively working with our borrowers. We plan to maintain the level of the loan portfolio as we reduce certain risks to various industry sectors that have posed higher risks in recent times and resolve nonperforming loans, while we increase lower risk loan production that offsets the reductions as mentioned. We remain committed to serving our customers and as a result we promote various loan products to meet lending needs in our market area. Our lending personnel continue to receive training to meet the needs of our customers and to develop new business with qualified borrowers that will ensure a stronger portfolio in the future. Total loans decreased $75.4 million in 2012 from 2011. A schedule of loans by type is set forth immediately below. Approximately 83.01% of the loan portfolio is secured by real estate at the end of 2013.

Loans receivable outstanding are summarized as follows:

	Loan Portfolio
	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Commercial, financial and agricultural	$57,704	$65,888	$85,798	$109,418	$118,844
Real estate – construction	22,421	24,327	32,389	52,307	71,854
Real estate – mortgage	386,843	402,703	441,107	489,314	504,071
Installment loans to individuals	26,055	29,445	38,522	56,755	68,801

Total	$493,023	$522,363	$597,816	$707,794	$763,570

Our loan maturities as of December 31, 2013 are shown in the following table:

	Maturities of Loans
(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$24,845	$27,321	$5,538	$57,704
Real estate – construction	5,341	9,171	7,909	22,421
Real estate – mortgage	75,516	167,437	143,890	386,843
Installment loans to individuals	6,039	17,663	2,353	26,055

Total	$111,741	$221,592	$159,690	$493,023

Loans with fixed rates	$40,154	$103,307	$153,066	$296,527
Loans with variable rates	71,587	118,285	6,624	196,496

Total	$111,741	$221,592	$159,690	$493,023

The above table reflects the earlier of the maturity or re-pricing dates for loans at December 31, 2013. In preparing this table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be re-priced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or re-pricing.

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

The allowance for loan losses decreased to $13.1 million at December 31, 2013 as compared to $16.8 million at December 31, 2012. The allowance for loan losses at the end of 2013 was approximately 2.65% of total loans as compared to 3.22% at the end of 2012. Net loans charged off decreased in 2013 as they were $4.3 million, or 0.84% of average loans, compared to $6.4 million, or 1.14% of average loans, in 2012. The provision for loan losses also decreased to $550 thousand for 2013 as compared with $4.8 million for 2012, a reduction of $4.3 million, or 88.54%.

We have experienced a decrease in loan delinquencies and nonaccrual loans in 2013. Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks of default and loan losses. At December 31, 2013, there were 129 loans in non-accrual status totaling $28.3 million, or 5.74% of total loans. At December 31, 2012, there were 112 loans in non-accrual status totaling $33.5 million, or 6.42% of total loans. The amounts of interest that would have been recognized on these loans were $969 thousand and $1.4 million in the years 2013 and 2012, respectively. There were 5 loans past due 90 days or greater and still accruing interest totaling $1 thousand at December 31, 2013, which consisted entirely of overdrawn demand deposit accounts, down from 15 loans past due 90 days or greater and still accruing interest totaling $551 thousand at year end 2012, which consisted entirely of past due loan accounts. There were $12.3 million in loans classified as troubled debt restructurings as of December 31, 2013, also an improvement, as compared to $20.0 million in loans classified as troubled debt restructurings as of December 31, 2012. Of the loans classified as troubled debt restructurings at December 31, 2013, $6.8 million were in non-accrual status, compared to $5.4 million at December 31, 2012. We do not have any commitments to lend additional funds to non-performing debtors.

Certain risks exist in the Bank’s loan portfolio. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but remain relatively stable. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible as the coal mining and natural gas industry have been negatively affected in the past couple of years due to layoffs and environmental legislation. We do not foresee a major impact upon the Bank unless an additional severe downturn occurs which we believe is not highly likely. We are monitoring these industries. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Commercial loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is to be determined by the loan officer. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss. For the year 2013, we engaged a third party loan review firm to conduct semiannual loan reviews and have engaged them to perform this function in 2014 on a semiannual basis. Our most recent loan review was conducted in December 2013. Upon their review, loans risk ratings may change from the rating assigned by the respective lender. We have experienced fewer rating changes in more recent reviews indicating better risk identification for the loan portfolio in light of the experience from the severe recession.

In regards to our consumer loans and consumer real estate loan portfolio, the Company uses the guidance found in the Uniform Retail Credit Classification and Account Management Policy and as a result affects our estimate of the allowance for loan losses. Under this approach when a consumer loan or consumer real estate loan is originated, it must possess qualities of a credit risk grade of Pass for approval and will remain with the initial risk rating through maturity unless there is a deterioration in the credit quality of the loan. Subsequently, if the loan becomes contractually 90 days past due or the borrower files for bankruptcy protection, it is downgraded to Substandard and placed in nonaccrual status. If the loan is unsecured, upon being deemed Substandard, the entire loan amount is charged off.

At 90 days past due, or earlier if the customer has filed bankruptcy, for non 1-4 family residential secured loans, the collateral value less estimated liquidation costs is compared to the loan balance to calculate any potential deficiency. If there is sufficient collateral, no charge-off is necessary. If there is a deficiency, then prior to the loan becoming contractually 120 days past due, the deficiency is charged-off against the allowance for loan loss. In the case of 1-4 family residential or home equity loans, upon the loan becoming 120 days past due, a current value is obtained and after application of an estimated liquidation discount, a comparison is made to the loan balance to calculate any deficiency. Subsequently, any noted deficiency is then charged-off against the allowance for loan loss when the loan becomes contractually 180 days past due. If the customer has filed bankruptcy, then within 60 days of the bankruptcy notice, any calculated deficiency is charged-off against the allowance for loan loss. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

All loans classified as substandard, doubtful and loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits, generally through the review of the appraisal. If the appraisal is current, less than twelve months old, and has been reviewed, then if no negative information regarding the appraised value is obtained, the value is accepted, and impairment, if required is made. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable. If this review determines that the appraisal is not reasonable, then a new appraisal is ordered, in most cases. Impaired loans decreased to $41.2 million with $25.2 million requiring a valuation allowance of $4.2 million at December 31, 2013 as compared to $65.2 million with $28.1 million requiring a valuation allowance of $5.9 million at December 31, 2012. Of the $41.2 million recorded as impaired loans, $23.7 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Management is aggressively working to reduce the impaired credits at minimal loss.

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

Following is a summary of non-accrual, past due loans greater than 90 days still accruing interest, and restructured loans:

Non-Accrual, Past Due, and Restructured Loans

(Dollars in thousands)

			December 31,
	2013	2012	2011	2010	2009
Non-accruing loans
Commercial, financial and agricultural	$6,307	$10,962	$10,633	$5,970	$1,027
Real estate – construction	775	2,412	5,583	15,460	13,727
Real estate – mortgage	21,121	20,153	26,099	22,986	9,670
Installment loans to individuals	104	9	1	1,365	289

Total Non-accruing loans	28,307	33,536	42,316	45,781	24,713
Loans past due 90 days or more and still accruing	1	551	1,504	1,693	3,875
Troubled debt restructurings (accruing)	5,563	14,567	20,959	5,647	—

Total	$33,871	$48,654	$64,779	$53,121	$28,588

Percent of total loans	6.87%	9.31%	10.84%	7.51%	3.74%

The above table includes $6.8 million and $5.4 million in nonaccrual loans as of December 31, 2013 and 2012, respectively, that have been classified as troubled debt restructurings. No troubled debt restructurings were past due 90 days or more and still accruing as of December 31, 2013 and 2012. There were $12.3 million in loans classified as troubled debt restructurings as of December 31, 2013, as compared to $20.0 million in loans classified as troubled debt restructurings as of December 31, 2012.

In addition to impaired loans, the remaining loan portfolio is evaluated based on past due history, economic conditions, and internal processes. For past due history, we use an average of our past 12 quarters historical net charge off history in the years 2013, 2012 and a portion of 2011. Prior to this methodology, in earlier periods we based the loss factor on the greater of Virginia peers or our own historical loss rates since previously we did not have historical losses in some categories of loans. Loss trends have now developed and provide better support than previous data. Economic data currently used includes national and local regional unemployment information, local housing price changes, gross domestic product growth, and interest rates are external factors. Lastly, we also evaluate our internal processes of underwriting and consider the inherent risks present in the portfolio due to past and present lending practices. In the past, these factors were not directly allocated to a particular loan category and were considered unallocated in the breakdown data in the table below. During 2011, however, we further analyzed our loan portfolio and the various unallocated internal and external factors. From our analysis, we determined that certain unallocated factors were relevant to certain sectors of the loan portfolio and allocated accordingly. As economic conditions, performance of our loans and internal processes change, it is possible that future increases or possible decreases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	For the Years Ended December 31,
Activity	2013	2012	2011	2010	2009
Beginning Balance	$16,810	$18,380	$25,014	$18,588	$6,904

Provision charged to expense	550	4,800	7,959	22,328	12,841

Advances made on loans with off balance sheet provision	—	—	153	—	—
Loan Losses:
Commercial, financial and agricultural	(1,625)	(1,523)	(4,022)	(1,911)	(129)
Real estate - construction	(312)	(357)	(7,245)	(10,002)	(446)
Real estate - mortgage	(3,954)	(4,535)	(5,446)	(3,867)	(367)
Installment loans to individuals	(153)	(336)	(694)	(728)	(334)

Total loan losses	(6,044)	(6,751)	(17,407)	(16,508)	(1,276)

Recoveries:
Commercial, financial and agricultural	169	97	224	530	37
Real estate – construction	452	73	1,296	—	8
Real estate - mortgage	1,015	148	1,018	6	21

Installment loans to individuals	128	63	123	70	53

Total recoveries	1,764	381	2,661	606	119

Net charge offs	(4,280)	(6,370)	(14,746)	(15,902)	(1,157)

Balance at End of Period	$13,080	$16,810	$18,380	$25,014	$18,588

Net charge offs as a % of average loans	0.84%	1.14%	2.24%	2.14%	0.15%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 66% of the allowance to real estate loans, which constituted 78.46% of our loan portfolio at December 31, 2013. Real estate mortgages consist of both residential and commercial real estate loans. Mortgage loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 9% of the allowance to real estate construction loans, which constituted 4.55% of our loan portfolio at December 31, 2013. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Values may not always be easily ascertainable as evidenced by the current market conditions. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities. Our allocation decreased as a percentage of the allowance for loan losses due to the $1.9 million decrease in construction real estate loans during 2013.

We have allocated 21% of the allowance to commercial loans, which constituted 11.70% of our loan portfolio at December 31, 2013. This allocation remained comparable to the 20% in 2012 despite the fact commercial loans decreased $8.2 million from 2012 to 2013 due to the $1.6 million in charge offs during 2013 that impacts our historical loss rate.

We have allocated 1% of the allowance to consumer installment loans, which constituted 5.29% of our loan portfolio at December 31, 2013. The reason for the decrease in the allocation was the result of the $3.3 million decrease in these loans during 2013.

The following table shows the balance and percentage of our allowance for loan losses (or “ALLL”) allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2009 through December 31, 2013

(Dollars in thousands)

	December 31, 2013			December 31, 2012			December 31, 2011
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$2,710	21%	11.70%	$3,383	20%	12.61%	$3,322	18%	14.35%
R/E– const.	1,184	9%	4.55%	2,166	13%	4.66%	3,848	21%	5.42%
R/E-mortg.	8,652	66%	78.46%	10,322	62%	77.09%	9,578	52%	73.79%
Installment	153	1%	5.29%	388	2%	5.64%	781	4%	6.44%
Unallocated	381	3%		551	3%		851	5%

Total	$13,080	100%	100.00%	$16,810	100%	100.00%	$18,380	100%	100.00%

	December 31, 2010			December 31, 2009
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$5,323	21%	15.48%	$1,710	9%	15.56%
R/E- const.	4,913	20%	7.39%	8,036	43%	9.41%
R/E –mortg.	6,882	27%	69.13%	3,525	19%	66.02%
Installment	1,733	7%	8.00%	1,501	8%	9.01%
Unallocated	6,163	25%		3,816	21%

Total	$25,014	100%	100.00%	18,588	100%	100.00%

Other Real Estate Owned

Other real estate owned increased $2.0 million, or 14.31%, to $15.9 million at December 31, 2013 from $13.9 million at December 31, 2012. We anticipate total other real estate owned to increase in the near future as we foreclose on real estate collateralized loans. All properties are being marketed for sale by commercial and residential realtors under the direction of our Special Assets division. During 2013, we were able to sell $5.1 million of our properties as compared to sales of $8.1 million in 2012. As a result we incurred net losses on the sales of these properties in the amounts of $570 thousand and $480 thousand for the years 2013 and 2012, respectively. During 2013 we had to record net writedowns on other real estate owned properties in the amount of $562 thousand compared to $2.6 million in 2012. This was due to the receipt of updated valuations on the other real estate owned properties, which showed a lower fair value than our carrying amount of the properties, and accordingly we recorded a writedown on the properties. In some instances, real estate values increased from prior period writedowns and are netted against current year devaluations in other properties. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. We have designated employees to monitor other real estate owned properties to ensure proper fair market values of these assets and to ensure that maintenance and improvements are made to make these properties more marketable.

Investment Securities

Total investment securities increased to $79.1 million at December 31, 2013 from $49.6 million at December 31, 2012 as we have intentionally increased the investment portfolio of the Bank. All securities are classified as available-for-sale for liquidity purposes. Investment securities with a carrying value of $17.0 million and $18.4 million at December 31, 2013 and 2012, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

As we curtail loans, we continue to build an investment portfolio. We anticipate slightly increasing the size of the portfolio during 2014. The portfolio will be comprised of short to mid-term investments. The carrying values of investment securities and the different types of investments are shown in the following table:

Investment Securities Portfolio

(Dollars in thousands)

December 31,	2013		2012
	Amortized	Fair	Amortized	Fair
Available for Sale	Cost	Value	Cost	Value
U.S. Government Agencies	$39,296	$38,601	$23,177	$23,637
Mortgage backed securities	41,284	40,525	25,822	25,978

Total Securities AFS	$80,580	$79,126	$48,999	$49,615

At December 31, 2013, we had an unrealized loss in our investment portfolio totaling $1.5 million as compared to a $616 thousand unrealized gain at December 31, 2012. The $2.1 million decrease in fair value is due to increased long term interest rates during 2013. We believe this may be a continued trend when interest rates increase; therefore, our strategy is to reduce the overall portfolio interest rate risk as interest rates may rise in the future. We foresee purchasing additional securities in the near future as opportunities arise, and selling securities when it improves the portfolio strategies in a rising interest rate environment that may occur in the future. We have, however, reviewed our investment portfolio and no investment security is deemed to have a permanent impairment. We monitor our portfolio regularly and are actively managing it to maintain liquidity, reduce interest rate risk and enhance earnings.

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2013 are shown by contractual maturity and do not reflect principal paydowns for amortizing securities, in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	2,660	2,651	1.02%
Due after five years through fifteen years	26,552	26,213	1.69%
Due after fifteen years	51,368	50,262	1.97%

Total	$80,580	$79,126	1.84%

Deposits

Total deposits were $619.0 million at December 31, 2013, a decrease of $33.9 million, or 5.19%, from $652.9 million at December 31, 2012. This decrease is attributed to our plan to decrease higher cost deposits in order to improve earnings and increase capital ratios. Most of the decrease has been in time deposits which are our highest cost deposit funding source. During 2013, we experienced a decrease in time deposits of $25.5 million. This is the result of decreased interest rates offered in this very low interest rate environment. During 2013, interest rate sensitive deposits have withdrawn to seek other investment opportunities.

Demand deposits remained substantially at the same level as they slightly increased 0.47%, or $786 thousand, from $167.1 million at December 31, 2012 to $167.9 million at December 31, 2013. We continue to maintain demand deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. Savings deposits decreased $9.2 million, or 8.08%, to $104.1 million at December 31, 2013 as compared to $113.3 million at December 31, 2012.

We are working to increase demand and savings deposits as we further optimize our branch network and develop our customer relationships. We believe there are opportunities for this segment of deposit growth.

We also expect to continue to lose higher cost deposits in the near future, but at a decreased pace than in the past. However, we monitor deposits to ensure that we maintain adequate liquidity levels. We believe despite the deposit decrease, we have adequate liquidity.

Time deposits of $100,000 or more equaled approximately 21.08% of deposits at the end of 2013 and 21.37% of deposits at the end of 2012.

We have brokered deposits totaling $2.7 million with a term of 10 years. These deposits were used to fund a particular 10 year balloon mortgage product. Internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis above. Total CDARs time deposits increased to $7.6 million in 2013 as compared to $7.2 million in 2012.

Maturities of time deposits of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More

(Dollars in thousands)

December 31, 2013

Three months or less	$25,808
Over three months through six months	23,240
Over six months through twelve months	28,077
Over one year	53,342

Total	$130,467

Noninterest Income

Noninterest income was $5.5 million in 2013 which was comparable to the $5.6 million in 2012. During 2013 we had $99 thousand in realized gains on the sale of investment securities as compared to $537 thousand in 2012. The ratio of noninterest income as a percentage of average assets increased to 0.79% in 2013 as compared to 0.76% in 2012. We anticipate this percentage to slightly increase during 2014 as we continue to seek opportunities to improve noninterest income. As a part of these efforts, NPB Insurance Services, Inc., the Bank’s subsidiary, a full service insurance agency, began operations in the first quarter of 2013, dealing in personal and group life, property and casualty, health, and disability products.

Noninterest Expense

Noninterest expenses decreased $3.1 million, or 9.65%, to $28.9 million in 2013 from $32.0 million in 2012. The following are explanations of the decrease in non-interest expenses during 2013.

Salaries and employee benefits decreased from $13.9 million in 2012 to $13.4 million in 2013. This was a decrease of $517 thousand, or 3.71%. Total full time equivalent employees have decreased to 264 at December 31, 2013 from 286 at December 31, 2012, a reduction of 22, or 7.69%.

Other real estate owned and repossessed asset expenses decreased $2.2 million, or 48.63%, to $2.3 million in 2013 from $4.5 million in 2012. This decrease is related to a decrease in writedowns on other real estate owned during 2013 of $2.1 million, or 78.55%. We re-assessed the values of the properties in other real estate owned in 2013 and wrote down these assets by $562 thousand to reflect fair market value changes in the properties since the original date that the assets were acquired in 2013 or the prior year balance for properties that continue to be held. During 2012 we wrote down these assets by $2.6 million. In the year 2013, we had a net loss on the sale of other real estate owned property of $570 thousand compared to a net loss of $480 thousand in 2012.

In 2013, FDIC assessment expense decreased $145 thousand, or 8.74%, from $1.7 million in 2012 to $1.5 million in 2013. This is the result of the reduction of total deposits during 2013.

The ratio of noninterest expense as a percentage of average assets decreased in 2013 to 4.13% as compared to 4.35% in 2012. We expect greater efficiencies to result as we maximize the performance of our branches and as the economy improves.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 93.64% in 2013 as compared to 97.32% for 2012. Included in this calculation are the other real estate owned write-downs and related expenses which significantly and negatively impact the ratio. During the third quarter of 2013, we engaged an outside consultant to evaluate our operational efficiencies. Based on the recommendations we plan to implement, we anticipate the efficiency ratio to improve in the future as we realize cost savings from operational improvements.

Life Insurance

We have life insurance policies on the life of one key officer and three former key officers. The Bank is the beneficiary under each policy. In addition, we own a policy in which the Bank is the beneficiary which was collateral for a defaulted loan. The aggregate total cash surrender value of the policies was $12.1 million and $12.0 million at December 31, 2013 and December 31, 2012, respectively. Total income for the policies during 2013 was $89 thousand as compared to $309 thousand for the year ending 2012. The policies owned on current and former officers are separate account life insurance policies and the income is based on a short term investment portfolio managed by the insurance provider which should increase in earnings when and if interest rates increase in the future. The other policy is a general account policy with a minimum earning rate.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax asset of $5.4 million existed at December 31, 2013 as compared to a deferred tax asset of $4.7 million at December 31, 2012. During 2013 we reversed $428 thousand of our deferred tax valuation allowance as compared to a $4.1 million deferred tax asset valuation allowance recorded in 2012, which decreased the total valuation allowance to $6.4 million at December 31, 2013, compared to $6.8 million at December 31, 2012. Management reviewed the deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that no additional deferred tax asset valuation allowance was required during 2013. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $6.4 million allowance, would be realizable. As of December 31, 2013, the Company had $16.1 million of net operating loss carryforwards which will expire in 2031 thru 2033. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

The Company’s tax filings for years ended 2010 through 2013 are currently open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and the Virginia Department of Taxation. Our tax filings for the years ended 2010, 2011, and 2012 are currently under examination by the IRS. The results of the examination could impact the amount of our deferred tax asset, but we do not anticipate a material change if any change at all.

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

Capital Resources

Our total capital at the end of 2013 was $40.0 million compared to $39.9 million in 2012. The increase was $94 thousand, or 0.24%. The Bank and the Company were both well capitalized as of December 31, 2013, as defined by the regulatory capital guidelines. New Peoples equity as a percentage of total assets was 5.84% at December 31, 2013 compared to 5.54% at December 31, 2012. The annualized return on average assets for the fiscal year 2013 was 0.21% as compared to (0.86)% for the same period in 2012. The annualized return on average equity was 3.71% for the fiscal year 2013 and (23.62)% for the same period in 2012. The book value per common share was $1.83 at December 31, 2013 compared to $1.82 at December 31, 2012.

Total assets decreased in 2013 and we anticipate assets to remain relatively the same in 2014. Our primary source of capital comes from retained earnings. We developed a new strategic plan and capital plan in 2013. Under current economic conditions, we believe it is prudent to continue to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Based upon projections, we believe retained earnings will be sufficient to provide for this economic cycle to increase capital levels. As part of our initiative to improve regulatory capital ratios, we are further reducing our nonperforming assets, and focusing on replacing this reduction with high quality loans resulting in a slight increase in the loan portfolio. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. We are fully implementing this strategy to increase capital. However, these efforts alone may not provide us adequate capital if further loan losses are realized.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Earnings will continue to be retained to build capital.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments were $116.8 million at December 31, 2013, down from $125.3 million at December 31, 2012. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2014.

At December 31, 2013, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $62.1 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. We have increased our investment portfolio from $49.6 million at December 31, 2012 to $79.1 million at December 31, 2013. Our strategy is to manage the portfolio with future purchases that reduce price risk in a rising interest rate environment and shorten the duration of these securities to be able to invest in higher yielding loans and investments when interest rates do rise again. This decrease in fair market value resulting in a net unrealized loss of $1.5 million, a $2.1 million decrease from the net unrealized gain at December 31, 2012, which was $616 thousand, could negatively impact earnings if the investment portfolio had to be quickly liquidated.

Our loan to deposit ratio was 79.65% at December 31, 2013 and 80.01% at year end 2012. We anticipate this ratio to remain below 80% in the future. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Available third party sources of liquidity remain intact at December 31, 2013 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At December 31, 2013, we had borrowings from the Federal Home Loan Bank totaling $5.4 million as compared to $6.6 million at December 31, 2012. None are overnight and subject to daily interest rate changes. The borrowings have a maturity date in the year 2018, but reduce in principal amounts monthly. The decrease of $1.2 million was due to regularly scheduled principal payments. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $3.0 million in 2010 and $7.0 million in 2013 to the Treasury Board of Virginia for collateral on public funds. An additional $72.7 million was available on December 31, 2013 on the $88.0 million line of credit, which is secured by a blanket lien on our residential real estate loans.

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

Concerning the Company’s liquidity, we have $4.4 million in cash as of December 31, 2013. These funds will be used to pay operating expense, trust preferred interest payments (upon regulatory approval), and provide additional capital injections to the Bank, if needed. As of now, all interest payments to the trust preferred securities is deferred. In the event, trust preferred interest payments are no longer deferred, then the Company has the cash to meet this obligation without any reliance on the Bank. The current deferred liability totals $2.0 million and is anticipated to be paid in the first quarter of 2015 subject to regulatory approval.

As a result of the conversion of director notes and the common stock offering, a total of 2,370,900 common stock warrants were issued. The warrants are immediately exercisable over the next five years at a price of $1.75 per share. During 2013, 6,758 warrants were exercised, which reduced the number of warrants outstanding at December 31, 2013 to 2,364,142. When, and if, these warrants are exercised, additional funds may be received by the Company, which provides potentially up to $4.1 million in additional liquidity and capital at the Company level. Additional contingent funding sources will be explored as available.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2013 and 2012 is as follows:

(Dollars in thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$29,039	$27,877
Standby letters of credit	2,907	2,721

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

Interest Sensitivity

At December 31, 2013 we had a negative cumulative gap rate sensitivity ratio of 31.88% for the one year re-pricing period, compared to 31.67% at December 31, 2012. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would probably decrease in periods during which interest rates are increasing. We are closely monitoring our position and implementing adjustments periodically to strategically position ourselves to enhance earnings in current and anticipated interest rate environments. This table based on contractual maturities and does not take into consideration prepayment speeds of investment securities and loans nor does it factor decay rates for non maturity deposits. Based on these behavioral factors, we are in a position to increase interest income in a rising interest rate environment. Management reviews our interest rate risk profile quarterly and believes that the current position is an acceptable risk.

Interest Sensitivity Analysis

December 31, 2013

(Dollars in thousands)

	1- 90 Days	91-365 Days	1-3 Years	4-5 Years	6-15 Years	Over 15 Years	Total
Uses of funds:
Loans	$48,755	$62,764	$122,483	$99,330	$114,146	$45,545	$493,023
Federal funds sold	2	—	—	—	—	—	2
Deposits with banks	35,908	—	—	—	—	—	35,908
Investments	13,616	3,082	11,035	4,114	20,303	26,976	79,126
Bank owned life insurance	12,118	—	—	—	—	—	12,118

Total earning assets	$110,399	65,846	$133,518	$103,444	$134,449	$72,521	$620,177

Sources of funds:
Interest Bearing DDA	$30,138	$—	$—	$—	$—	$—	30,138
Savings & MMDA	104,123	—	—	—	—	—	104,123
Time Deposits	80,687	142,532	95,723	25,325	2,724	—	346,991
Trust preferred securities	16,496	—	—	—	—	—	16,496
Other borrowings	—	—	—	5,358	—	—	5,358

Total interest bearing liabilities	$231,444	$142,532	$95,723	$30,683	$2,724	$—	$503,106

Discrete Gap	$(121,045)	$(76,686)	$37,795	$72,761	$131,725	$72,521	$117,071

Cumulative Gap	$(121,045)	$(197,731)	$(159,936)	$(87,175)	$44,550	$117,071

Cumulative Gap as % of Total Earning Assets	(19.52%)	(31.88%)	(25.79%)	(14.06%)	7.18%	18.88%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

New Peoples Bankshares, Inc.

Honaker, Virginia

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Richmond, Virginia

March 24, 2014

Elliott Davis LLC  |  Elliott Davis PLLC  |  www.elliottdavis.com

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(IN THOUSANDS EXCEPT SHARE DATA)

	2013	2012
ASSETS

Cash and due from banks	$18,770	$17,517
Interest-bearing deposits with banks	35,908	76,590
Federal funds sold	2	2

Total Cash and Cash Equivalents	54,680	94,109

Investment securities available-for-sale	79,126	49,615

Loans receivable	493,023	522,363
Allowance for loan losses	(13,080)	(16,810)

Net Loans	479,943	505,553

Bank premises and equipment, net	29,976	31,190
Equity securities (restricted)	2,704	2,803
Other real estate owned	15,853	13,869
Accrued interest receivable	2,286	2,374
Life insurance investments	12,118	11,964
Intangible assets	8	53
Deferred taxes, net	5,446	4,686
Other assets	2,571	2,799

Total Assets	$684,711	$719,015

LIABILITIES

Deposits
Demand deposits
Noninterest bearing	$137,745	$98,432
Interest-bearing	30,138	68,665
Savings deposits	104,123	113,280
Time deposits	346,991	372,473

Total Deposits	618,997	652,850

FHLB advances	5,358	6,558
Accrued interest payable	2,287	1,880
Accrued expenses and other liabilities	1,613	1,365
Trust preferred securities	16,496	16,496

Total Liabilities	644,751	679,149

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized; 21,872,293 and 21,865,535 shares issued and outstanding at December 31, 2013 and 2012, respectively	43,745	43,731
Common stock warrants	2,050	2,056
Additional paid-in capital	13,050	13,081
Retained deficit	(17,925)	(19,409)
Accumulated other comprehensive income (loss)	(960)	407

Total Stockholders’ Equity	39,960	39,866

Total Liabilities and Stockholders’ Equity	$684,711	$719,015

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	2013	2012
INTEREST AND DIVIDEND INCOME
Loans including fees	$28,824	$32,592
Federal funds sold	2	3
Interest-earning deposits with banks	188	173
Investments	934	851
Dividends on equity securities (restricted)	128	114

Total Interest and Dividend Income	30,076	33,733

INTEREST EXPENSE
Deposits
Demand	82	110
Savings	205	242
Time deposits below $100,000	2,196	2,994
Time deposits above $100,000	1,547	2,024
FHLB advances	242	472
Other borrowings	—	128
Trust Preferred Securities	471	490

Total Interest Expense	4,743	6,460

NET INTEREST INCOME	25,333	27,273

PROVISION FOR LOAN LOSSES	550	4,800

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,783	22,473

NONINTEREST INCOME
Service charges	2,258	2,482
Fees, commission and other income	2,763	1,949
Insurance and investment fees	322	319
Net realized gains on sale of investment securities	99	537
Life insurance investment income	89	309

Total Noninterest Income	5,531	5,596

NONINTEREST EXPENSES
Salaries and employee benefits	13,430	13,947
Occupancy and equipment expenses	4,001	4,104
Advertising and public relations	411	472
Data processing and telecommunications	1,956	1,743
FDIC insurance premiums	1,514	1,659
Other real estate owned and repossessed assets, net	2,290	4,458
Other operating expenses	5,299	5,605

Total Noninterest Expenses	28,901	31,988

INCOME (LOSS) BEFORE INCOME TAXES	1,413	(3,919)

INCOME TAX EXPENSE (BENEFIT)	(71)	2,405

NET INCOME (LOSS)	$1,484	$(6,324)

Income (Loss) Per Share
Basic and Fully Diluted	$0.07	$(0.57)

Average Weighted Shares of Common Stock
Basic and Fully Diluted	21,870,758	11,181,963

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(IN THOUSANDS)

	2013	2012
NET INCOME (LOSS)	$1,484	$(6,324)

Other comprehensive income (loss):
Investment securities activity:
Unrealized gains (losses) arising during the year	(1,971)	777
Tax related to unrealized gains (losses)	670	(264)
Reclassification of realized gains during the year	(99)	(537)
Tax related to realized gains	33	182

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,367)	158

TOTAL COMPREHENSIVE INCOME (LOSS)	$117	$(6,166)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(IN THOUSANDS INCLUDING SHARE DATA)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2011	10,010	$20,020	$—	$21,689	$(13,085)	$249	$28,873

Net loss	—	—	—	—	(6,324)	—	(6,324)

Conversion of Director notes plus accrued interest	3,815	7,629	663	(2,570)	—	—	5,722

Common stock and common stock warrants issuance, net of costs of $624	8,041	16,082	1,393	(6,038)	—	—	11,437

Other comprehensive income, net of tax	—	—	—	—	—	158	158

Balance, December 31, 2012	21,866	43,731	2,056	13,081	(19,409)	407	39,866

Net income	—	—	—	—	1,484	—	1,484

Exercise of common stock warrants	6	14	(6)	6	—	—	14

Stock offering costs	—	—	—	(37)	—	—	(37)

Other comprehensive loss, net of tax	—	—	—	—	—	(1,367)	(1,367)

Balance, December 31, 2013	21,872	$43,745	$2,050	$13,050	$(17,925)	$(960)	$39,960

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(IN THOUSANDS)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,484	$(6,324)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,338	2,500
Provision of loan losses	550	4,800
Income (less expenses) on life insurance	(154)	(613)
Gain on sale of securities available-for-sale	(99)	(537)
Loss on sale of fixed assets	23	357
Loss on sale of foreclosed real estate	570	480
Adjustment of carrying value of foreclosed real estate	562	2,620
Accretion of bond premiums/discounts	922	572
Deferred tax expense (benefit)	(57)	2,453
Amortization of core deposit intangible	45	70
Net change in:
Interest receivable	88	693
Other assets	228	1,595
Accrued interest payable	407	356
Accrued expenses and other liabilities	248	(106)

Net Cash Provided by Operating Activities	7,155	8,916

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	16,847	59,108
Purchase of securities available-for-sale	(48,280)	(40,828)
Proceeds from sale and maturities of securities available-for-sale	15,876	23,851
Sale of Federal Home Loan Bank stock	309	770
Purchase of Federal Reserve Bank stock	(210)	—
Payments for the purchase of premises and equipment	(1,552)	(1,333)
Proceeds from sale of premises and equipment	405	427
Proceeds from sales of other real estate owned	5,097	8,098

Net Cash Provided by (Used in) Investing Activities	(11,508)	50,093

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and common stock warrants	—	12,061
Stock offering costs	(37)	(624)
Exercise of common stock warrants	14	—
Repayments to Federal Home Loan Bank	(1,200)	(11,425)
Net change in:
Demand deposits	786	(991)
Savings deposits	(9,157)	18,711
Time deposits	(25,482)	(73,185)

Net Cash Used in Financing Activities	(35,076)	(55,453)

Net increase (decrease) in cash and cash equivalents	(39,429)	3,556
Cash and Cash Equivalents, Beginning of the Year	94,109	90,553

Cash and Cash Equivalents, End of the Year	$54,680	$94,109

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$4,336	$6,544
Taxes	$—	$—
Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$9,001	$9,975
Loans made to finance sale of foreclosed real estate	$787	$—
Conversion of Director notes in other borrowings to common stock	$—	$5,450
Conversion of accrued interest payable on Director notes to common stock	$—	$272
Common stock issued as a result of the conversion of Director notes	$—	$5,722

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

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

Consolidation Policy - The consolidated financial statements include the Company, the Bank, NPB Insurance Services, Inc., and NPB Web Services, Inc. (Hereinafter, collectively referred to as “The Company.”) All significant intercompany balances and transactions have been eliminated. In accordance with ASC 942, NPB Capital Trust I and 2 are not included in the consolidated financial statements.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $10.0 million as of December 31, 2013. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

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

In regards to its consumer loans and consumer real estate loan portfolio, the Company uses the guidance found in the Uniform Retail Credit Classification and Account Management Policy and as a result affects our estimate of the allowance for loan losses. Under this approach when a consumer loan or consumer real estate loan is originated, it must possess qualities of a credit risk grade of Pass for approval and will remain with the initial risk rating through maturity unless there is a deterioration in the credit quality of the loan. Subsequently, if the loan becomes contractually 90 days past due or the borrower files for bankruptcy protection, it is downgraded to Substandard and placed in nonaccrual status. If the loan is unsecured, upon being deemed Substandard, the entire loan amount is charged off.

At 90 days past due, or earlier if the customer has filed bankruptcy, for non 1-4 family residential secured loans, the collateral value less estimated liquidation costs is compared to the loan balance to calculate any potential deficiency. If there is sufficient collateral, no charge-off is necessary. If there is a deficiency, then prior to the loan becoming contractually 120 days past due, the deficiency is charged-off against the allowance for loan loss. In the case of 1-4 family residential or a home equity loans, upon the loan becoming 120 days past due, a current value is obtained and after application of an estimated liquidation discount, a comparison is made to the loan balance to calculate any deficiency. Subsequently, any noted deficiency is then charged-off against the allowance for loan loss when the loan becomes contractually 180 days past due. If the customer has filed bankruptcy, then within 60 days of the bankruptcy notice, any calculated deficiency is charged-off against the allowance for loan loss. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

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

Stock Options - The Company records compensation related to stock options pursuant to ASC 718 which requires the estimated fair market value of the expense to be reflected over the period the award is earned which is presumed to be the vesting period. For additional discussion concerning stock options see Note 15, “Stock Option Plan.”

Common Stock Warrants - The company issued common stock warrants as a result of its conversion of Director notes and the completion of its common stock offering in 2012. For additional discussion concerning these transactions including the terms and value of the warrants, see Note 22, “Capital.”

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

In the event the Company has unrecognized tax expense in future accounting periods, the Company will recognize interest in interest expense and penalties in operating expenses. There were no interest or penalties related to an unrecognized tax position for the years ended December 31, 2013 and 2012. Because of the impact of deferred tax accounting, other than interest and penalties, the reversal of the Company’s treatment by taxing authorities would not affect the annual effective tax rate but would defer or accelerate the payment of cash to the taxing authority. The Company’s tax filings for years ended 2010 through 2013 are currently open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and the Virginia Department of Taxation. Our tax filings for the years ended 2010, 2011, and 2012 are currently under examination by the IRS.

Financial Instruments – Off-balance-sheet instruments - In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

Earnings Per Share – Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants and are determined by the Treasury Method. For the years ending December 31, 2013 and 2012, potential common shares of 2,648,871 and 2,742,766, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income (loss) per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the years ended December 31,
	2013	2012
Net income (loss)	$1,484	$(6,324)

Weighted average shares outstanding	21,870,758	11,181,963

Weighted average dilutive shares outstanding	21,870,758	11,181,963

Basic and diluted income (loss) per share	$0.07	$(0.57)

Comprehensive Income (Loss) – Generally accepted accounting principles require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The change in unrealized gains and losses on available-for-sale securities is our only component of other comprehensive income.

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

Effective July 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) called (the “Written Agreement”). At December 31, 2013, we believe we have not yet achieved full compliance with the Written Agreement but we have made progress in our compliance efforts under the Written Agreement and all of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

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

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $35.9 million and $76.6 million at December 31, 2013 and 2012, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank or on deposit with the Federal Reserve Bank. At December 31, 2013 and 2012, all required reserves were met by the Bank’s vault cash.

NOTE 5	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale) are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
December 31, 2013
U.S. Government Agencies	$39,296	$246	$941	$38,601
Mortgage backed securities	41,284	60	819	40,525

Total Securities AFS	$80,580	$306	$1,760	$79,126

December 31, 2012
U.S. Government Agencies	$23,177	$473	$13	$23,637
Mortgage backed securities	25,822	210	54	25,978

Total Securities AFS	$48,999	$683	$67	$49,615

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 and December 31, 2012.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. Government Agencies	$26,090	$936	$570	$5	$26,660	$941
Mtg. backed securities	27,461	693	5,046	126	32,507	819

Total Securities AFS	$53,551	$1,629	$5,616	$131	$59,167	$1,760

December 31, 2012
U.S. Government Agencies	$2,931	$13	$—	$—	$2,931	$13
Mtg. backed securities	7,491	54	—	—	7,491	54

Total Securities AFS	$10,422	$67	$—	$—	$10,422	$67

At December 31, 2013, the available-for-sale portfolio included eighty investments for which the fair market value was less than amortized cost. At December 31, 2012, the available-for-sale portfolio included ten investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at December 31, 2013, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	2,660	2,651	1.02%
Due after five years through fifteen years	26,552	26,213	1.69%
Due after fifteen years	51,368	50,262	1.97%

Total	$80,580	$79,126	1.84%

Investment securities with a carrying value of $17.0 million and $18.4 million at December 31, 2013 and 2012, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.7 million and $2.8 million as of December 31, 2013 and 2012, respectively.

NOTE 6	LOANS:

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2013	2012
Real estate secured:
Commercial	$126,174	$149,935
Construction and land development	22,421	24,327
Residential 1-4 family	249,187	240,201
Multifamily	11,482	12,567
Farmland	28,892	33,068

Total real estate loans	438,156	460,098
Commercial	24,955	28,314
Agriculture	3,718	4,328
Consumer installment loans	26,055	29,445
All other loans	139	178

Total loans	$493,023	$522,363

Loans receivable on nonaccrual status at December 31, are summarized as follows:

(Dollars are in thousands)	2013	2012
Real estate secured:
Commercial	$16,098	$16,308
Construction and land development	775	2,412
Residential 1-4 family	4,852	3,403
Multifamily	171	442
Farmland	5,315	7,750

Total real estate loans	27,211	30,315
Commercial	947	2,762
Agriculture	45	450
Consumer installment loans	104	9
All other loans	—	—

Total loans receivable on nonaccrual status	$28,307	$33,536

Total interest income not recognized on nonaccrual loans for 2013 and 2012 was $969 thousand and $1.4 million, respectively. Total interest income recognized on nonaccrual loans for 2013 and 2012 was $1.4 million and $865 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2013 and December 31, 2012:

As of December 31, 2013 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$16,270	$300	$9,807	$10,276	$—
Construction and land development	2,246	26	336	345	—
Residential 1-4 family	4,276	126	2,557	2,727	—
Multifamily	652	16	326	326	—
Farmland	4,260	166	2,533	2,670	—
Commercial	717	7	315	423	—
Agriculture	71	6	60	60	—
Consumer installment loans	51	2	12	12	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	12,080	441	12,092	13,924	1,942
Construction and land development	492	9	554	640	138
Residential 1-4 family	3,980	260	5,458	5,824	1,180
Multifamily	561	17	268	268	39
Farmland	4,116	114	6,109	6,797	653
Commercial	1,012	3	672	740	208
Agriculture	138	4	55	71	43
Consumer installment loans	22	2	22	22	3
All other loans	—	—	—	—	—

Total	$50,944	$1,499	$41,176	$45,125	$4,206

As of December 31, 2012 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$26,662	$829	$20,389	$21,434	$—
Construction and land development	4,759	118	3,759	8,618	—
Residential 1-4 family	7,824	227	6,308	6,567	—
Multifamily	1,021	44	928	998	—
Farmland	7,748	168	4,375	4,810	—
Commercial	2,499	18	1,111	1,147	—
Agriculture	463	7	109	109	—
Consumer installment loans	83	10	98	98	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	14,770	347	13,495	14,014	3,196
Construction and land development	1,728	41	793	945	177
Residential 1-4 family	5,473	203	3,830	3,836	577
Multifamily	1,589	68	2,028	2,096	456
Farmland	4,972	(123)	5,702	5,714	635
Commercial	1,689	19	1,881	1,885	491
Agriculture	373	3	353	353	308
Consumer installment loans	69	3	27	27	16
All other loans	—	—	—	—	—

Total	$81,722	$1,982	$65,186	$72,651	$5,856

An age analysis of past due loans receivable was as follows:

As of December 31, 2013 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$7,192	$1,713	$4,174	$13,079	$113,095	$126,174	$—
Construction and land development	505	183	347	1,035	21,386	22,421	—
Residential 1-4 family	6,391	1,067	1,271	8,729	240,458	249,187	—
Multifamily	—	436	—	436	11,046	11,482	—
Farmland	1,869	137	3,986	5,992	22,900	28,892	—

Total real estate loans	15,957	3,536	9,778	29,271	408,885	438,156	—
Commercial	135	14	902	1,051	23,904	24,955	—
Agriculture	26	20	13	59	3,659	3,718	—
Consumer installment Loans	241	48	8	297	25,758	26,055	—
All other loans	11	7	1	19	120	139	1

Total loans	$16,370	$3,625	$10,702	$30,697	$462,326	$493,023	$1

As of December 31, 2012 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$4,164	$998	$8,889	$14,051	$135,884	$149,935	$—
Construction and land development	653	—	254	907	23,420	24,327	—
Residential 1-4 family	9,031	861	3,027	12,919	227,282	240,201	304
Multifamily	90	—	442	532	12,035	12,567	—
Farmland	1,777	—	5,871	7,648	25,420	33,068	191

Total real estate loans	15,715	1,859	18,483	36,057	424,041	460,098	495
Commercial	135	12	2,104	2,251	26,063	28,314	2
Agriculture	117	12	360	489	3,839	4,328	—
Consumer installment Loans	506	66	55	627	28,818	29,445	54
All other loans	19	7	—	26	152	178	—

Total loans	$16,492	$1,956	$21,002	$39,450	$482,913	$522,363	$551

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of December 31, 2013 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$100,403	$4,586	$21,185	$—	$126,174
Construction and land development	19,138	2,107	1,176	—	22,421
Residential 1-4 family	234,857	1,916	12,213	201	249,187
Multifamily	10,777	266	439	—	11,482
Farmland	19,935	411	8,546	—	28,892

Total real estate loans	385,110	9,286	43,559	201	438,156
Commercial	23,258	634	1,034	29	24,955
Agriculture	3,583	11	124	—	3,718
Consumer installment loans	25,879	—	176	—	26,055
All other loans	139	—	—	—	139

Total	$437,969	$9,931	$44,893	$230	$493,023

As of December 31, 2012 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$117,945	$5,782	$26,120	$88	$149,935
Construction and land development	18,502	1,067	4,758	—	24,327
Residential 1-4 family	220,534	4,739	14,437	491	240,201
Multifamily	9,765	178	2,624	—	12,567
Farmland	21,560	1,247	10,261	—	33,068

Total real estate loans	388,306	13,013	58,200	579	460,098
Commercial	21,793	3,227	3,254	40	28,314
Agriculture	3,841	53	434	—	4,328
Consumer installment loans	29,159	21	261	4	29,445
All other loans	178	—	—	—	178

Total	$443,277	$16,314	$62,149	$623	$522,363

NOTE 7	ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2013 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$6,720	$(2,811)	$439	$—	$855	$5,203
Construction and land development	2,166	(312)	452	—	(1,122)	1,184
Residential 1-4 family	3,050	(1,143)	576	—	833	3,316
Multifamily	552	—	—	—	(419)	133
Farmland	1,074	(749)	68	—	831	1,224

Total real estate loans	13,562	(5,015)	1,535	—	978	11,060
Commercial	1,772	(513)	50	—	(162)	1,147
Agriculture	533	(363)	51	—	116	337
Consumer installment loans	388	(153)	128	—	(210)	153
All other loans	4	—	—	—	(2)	2
Unallocated	551	—	—	—	(170)	381

Total	$16,810	$(6,044)	$1,764	$—	$550	$13,080

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2013 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$1,942	$3,261	$5,203	$21,899	$104,275	$126,174
Construction and land development	138	1,046	1,184	890	21,531	22,421
Residential 1-4 family	1,180	2,136	3,316	8,015	241,172	249,187
Multifamily	39	94	133	594	10,888	11,482
Farmland	653	571	1,224	8,642	20,250	28,892

Total real estate loans	3,952	7,108	11,060	40,040	398,116	438,156
Commercial	208	939	1,147	987	23,968	24,955
Agriculture	43	294	337	115	3,603	3,718
Consumer installment loans	3	150	153	34	26,021	26,055
All other loans	—	2	2	—	139	139
Unallocated	—	381	381	—	—	—

Total	$4,206	$8,874	$13,080	$41,176	$451,847	$493,023

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

At December 31, 2013 there were $12.3 million in loans that are classified as troubled debt restructurings compared to $20.0 million at December 31, 2012. The following table presents information related to loans modified as troubled debt restructurings during the years ended December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	1	$136	$134	6	$792	$783
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	32	1,602	1,497
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	1	136	134	38	2,394	2,280
Commercial	1	51	7	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	1	14	13	2	23	16
All other loans	—	—	—	—	—	—

Total	3	$201	$154	40	$2,417	$2,296

During the year ended 2013, the Company modified 3 loans that were considered to be troubled debt restructurings. We modified the terms for 1 loan and the interest rate was lowered on 1 loan. On 1 loan we modified the terms and lowered the interest rate. During the year ended 2012, the Company modified 40 loans that were considered to be troubled debt restructurings. We modified the terms for 6 of these loans and the interest rate was lowered for 32 of these loans. On 2 loans we modified the terms and lowered the interest rate.

The following table presents information related to loans modified as a troubled debt restructurings that subsequently defaulted during the years ended December 31, 2013 and 2012, and within twelve months of their modification date. A troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

Troubled Debt Restructurings That Subsequently Defaulted During the Period (Dollars are in thousands)
	December 31, 2013		December 31, 2012
	# of Loans	Recorded Investment	# of Loans	Recorded Investment

Real estate secured:
Commercial	—	$—	4	$1,764
Construction and land development	—	—	—	—
Residential 1-4 family	—	—	3	290
Multifamily	—	—	1	—
Farmland	—	—	—	—

Total real estate loans	—	—	8	2,054
Commercial	—	—	—	—
Agriculture	—	—	1	300
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Total	—	$—	9	$2,354

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

NOTE 9	BANK PREMISES AND EQUIPMENT:

Bank premises and equipment at December 31, are summarized as follows:

(Dollars are in thousands)	2013	2012
Land	$10,199	$10,171
Buildings and improvements	23,149	23,468
Furniture and equipment	16,407	15,129
Vehicles	499	514
Construction in progress	232	232

	50,486	49,514
Less accumulated depreciation	(20,510)	(18,324)

Bank Premises and Equipment	$29,976	$31,190

Depreciation expense for 2013 and 2012 was $2.3 million and $2.5 million, respectively.

NOTE 10	OTHER TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100,000 was $130.5 million and $139.5 million at December 31, 2013 and 2012, respectively. We have brokered deposits totaling $2.7 million at December 31, 2013 and 2012, respectively. At December 31, 2013, the scheduled maturities of time deposits are as follows (dollars are in thousands):

2014	$223,131
2015	62,361
2016	33,163
2017	14,745
2018	10,726
After five years	2,865

Total	$346,991

NOTE 11	INCOME TAX EXPENSE (BENEFIT):

The components of income tax expense for the years ended December 31, are as follows:

(Dollars are in thousands)	2013	2012

Current benefit	$(14)	$(48)
Deferred tax expense (benefit)	(57)	2,453

Net income tax expense (benefit)	$(71)	$2,405

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands)	2013	2012
Deferred Tax Assets
Allowance for loan losses	$4,447	$5,715
Deferred compensation	138	126
Accrued employee benefits	49	49
Bank owned life insurance	42	—
Nonaccrual loan interest	535	79
Other real estate owned	1,217	1,551
Repossessions	34	47
Amortization of core deposits	153	156
Amortization of goodwill	794	888
Capitalized interest and repair expense	46	47
Net operating loss carryforward	5,480	4,640
AMT carryforward	252	252
Unrealized loss on securities available for sale	494	—

Total Assets, gross	13,681	13,550
Valuation allowance	(6,352)	(6,780)

Total Assets, net	7,329	6,770

Deferred Tax Liabilities
Accelerated depreciation	1,409	1,601
Prepaid expenses	209	182
Deferred loan costs	265	92
Unrealized gain on securities available for sale	—	209

Total Liabilities, gross	1,883	2,084

Net Deferred Tax Asset	$5,446	$4,686

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 34%:

(Dollars are in thousands)	2013	2012

Income tax expense (benefit) at the applicable federal rate	$480	$(1,332)
Permanent differences resulting from:
Nondeductible expenses	8	7
Tax exempt interest income	(49)	(68)
State income taxes less federal tax effect	10	31
Bank owned life insurance	(44)	(133)
Deferred tax valuation allowance change, net	(428)	4,057
Other adjustments	(48)	(157)

Income tax expense (benefit)	$(71)	$2,405

Management reviewed the December 31, 2013 deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that no additional deferred tax asset valuation allowance was required during 2013. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $6.4 million allowance, would be realizable. Management is required to consider all evidence, both positive and negative in making this determination. As of December 31, 2013, the Company had $16.1 million of net operating loss carryforwards which will expire in 2031 thru 2033. Management expects to utilize all of these carryforwards prior to expiration.

The Company’s tax filings for years ended 2010 through 2013 are currently open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and the Virginia Department of Taxation. Our tax filings for the years ended 2010, 2011, and 2012 are currently under examination by the IRS.

NOTE 12	RELATED PARTY TRANSACTIONS:

During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to $4.0 million at December 31, 2013 and $4.0 million at December 31, 2012. During the year ended December 31, 2013, total principal additions were $3.1 million and principal payments were $3.0 million, including renewals and advances on revolving lines of credit. During the year ended December 31, 2012, total principal additions were $5.7 million and principal payments were $5.7 million, including renewals and advances on revolving lines of credit. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Total related party deposits held at the Bank were $6.3 million and $9.9 million at the end of years 2013 and 2012, respectively.

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

(Dollars are in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2013
Amortizable core deposit intangibles	$810	$802	$8

December 31, 2012
Amortizable core deposit intangibles	$810	$757	$53

Amortization expense related to these intangibles is based upon the average economic life of the core deposits. The estimates of expense for the periods are as indicated below using the sum of the years’ digits method of amortization.

(Dollars are in thousands)
Estimated amortization expense
For the year ended December 31, 2014	8

Total	$8

NOTE 14	RETIREMENT PLANS:

The Company has established a qualified defined contribution plan that covers all full time employees. Effective January 1, 2012 the qualified defined contribution plan was modified where the Company matched employee contributions up to a maximum of 3% of their salary for 2012. The Company contributed $258 thousand and $248 thousand to the defined contribution plan for 2013 and 2012, respectively.

In addition, in 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. Expenses related to the plan were $45 thousand and $26 thousand for 2013 and 2012, respectively.

NOTE 15	STOCK OPTION PLAN:

New Peoples’ Stock Option Plan (“the Plan”) was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of the Company by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. The Plan provides that options for up to 1,287,000 shares of the Company’s common stock may be issued to employees and directors. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of the Company. All options are subject to exercise or forfeiture if the Company’s capital falls below minimum requirements, as determined by its primary state or federal regulator. The Plan expired on May 31, 2011. All options granted and outstanding are fully vested. The Company did not grant any options in 2013 and 2012. No stock options were exercised in 2013 and 2012.

Information about stock options outstanding at December 31, 2013 follows:

Exercise Price	Number Outstanding And Exerciseable	Weighted Average Remaining Contractrual Life	Weighted Average Exercise Price
$9.44	70,618	0.92 years
$11.54	214,111	1.97 years

Totals	284,729	1.71 years	$11.02

A summary of the status of the Company’s stock option plan is presented below:

	2013		2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding and exercisable, Beginning of year	371,866	$10.43	461,773	$10.08	771,344	$8.81
Exercised	—	—	—	—	—	—
Forfeited	(39,682)	10.30	(46,116)	10.18	(154,382)	8.58
Expired	(47,455)	6.99	(43,791)	6.99	(155,189)	5.25

Outstanding and exercisable, End of year	284,729	$11.02	371,866	$10.43	461,773	$10.08

NOTE 16	DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

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

The Company’s leasing activities consist of the leasing of land and buildings under agreements in which the Bank is lessee. These leases have been classified as operating leases. During 2013 the Bank had one operating lease that was canceled when the Bank purchased the land it was leasing. As of December 31, 2013, the Bank had no significant operating leases.

Rental commitments of less than one year are not included. Rentals charged to operations under operating leases were $4 thousand and $12 thousand for the years ended 2013 and 2012, respectively.

NOTE 18	AVAILABLE LINES OF CREDIT AND FEDERAL HOME LOAN BANK ADVANCES:

The Bank has the ability to borrow up to an additional $72.7 million from the Federal Home Loan Bank under a line of credit which is secured by a blanket lien on residential real estate loans. The Bank had no overnight borrowings subject to daily rate changes from the Federal Home Loan Bank at December 31, 2013 or 2012. All other borrowings are at fixed rates.

The Bank had $5.4 million in term borrowings with the Federal Home Loan Bank at December 31, 2013 and $6.6 million at December 31, 2012. These borrowings were obtained in 2008 to fund various real estate loans. These borrowings have fixed rates with an average weighted interest rate of 4.07%, with monthly principal and interest through 2018.

During 2012 we incurred a $90 thousand prepayment penalty due to the early payoff of the two convertible notes totaling $10.2 million at December 31, 2011 with a weighted average interest rate of 4.04% and a quarterly Bermudan call feature.

A letter of credit for $7.0 million was issued in 2013 and a letter of credit for $3.0 million was issued in 2010 to the Treasury Board of Virginia for collateral on public funds. No draws on the letters of credit have been issued. The letters of credit are considered draws on our Federal Home Loan Bank line of credit which is secured by a blanket lien on residential real estate loans.

NOTE 19	LEGAL CONTINGENCIES:

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

In the course of operations, we may become a party to legal proceedings. We became aware of a lawsuit against the Bank in April 2010. This case involves a claim against the Bank by a joint venture between Bank customers, some of whom are former members of senior management, and three investors. The allegation is that the joint venture, VFI, should have priority over the Bank’s deed of trust in order for VFI’s unrecorded and unrecordable ground lease to be enforceable for its full ten year term. There are also additional claims for damages resulting from allegations that the Bank’s representatives imputed liability to the Bank based upon breach of fiduciary duty, fraud, and collaboration. The parties agreed to litigate the ground lease issue first and are now in negotiations to resolve all pending issues due to the fact that the business associated with the building has ceased and the building is vacant. Attempts to mediate this matter have been unsuccessful and a pretrial hearing was held in April 2013. On January 24, 2014 a hearing was held and in March 2014 the Judge ruled in the Bank’s favor regarding VFI’s claim of unjust enrichment and a hearing has been scheduled to enter an order to this effect and release the lis pendens recorded against the property. Two of the three plaintiffs have withdrawn their claim in this matter. Management and Bank’s counsel believe VFI’s position is not supported by law or the facts presented.

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

Financial instruments whose contract amount represents credit risk were as follows:

(Dollars are in thousands)	2013	2012

Commitments to extend credit	$29,039	$27,887
Standby letters of credit	2,907	2,721

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

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at December 31, 2013 of 2.01%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at December 31, 2013 of 2.84%.

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

In October 2009, a restriction to pay dividends from the Bank to the Company was issued by the Federal Reserve Bank of Richmond. As a result, dividends on trust preferred securities issued by the Company shall be deferred until such restriction is removed. This deferral is for a period of 60 months, and could potentially continue until the 1st quarter of 2015. Dividends in arrears on the trust preferred securities were $2.0 million and $1.5 million as of December 31, 2013 and 2012, respectively and are included in accrued interest payable on the balance sheets.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2013, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2013 and 2012, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2013:
Total Capital to Risk Weighted Assets
The Company	$58,305	14.39%	$32,417	8%	$	N/A	N/A
The Bank	56,602	13.96%	32,430	8%		40,538	10%
Tier 1 Capital Risk Weighted Assets:
The Company	50,776	12.53%	16,208	4%		N/A	N/A
The Bank	51,436	12.69%	16,215	4%		24,323	6%
Tier 1 Capital to Average Assets:
The Company	50,776	7.40%	27,445	4%		N/A	N/A
The Bank	51,436	7.49%	27,460	4%		34,326	5%

December 31, 2012:
Total Capital to Risk Weighted Assets
The Company	$57,894	13.51%	$34,291	8%	$	N/A	N/A
The Bank	55,315	12.88%	34,353	8%		42,941	10%
Tier 1 Capital Risk Weighted Assets:
The Company	49,530	11.56%	17,146	4%		N/A	N/A
The Bank	49,806	11.60%	17,176	4%		25,765	6%
Tier 1 Capital to Average Assets:
The Company	49,530	7.05%	28,092	4%		N/A	N/A
The Bank	49,806	7.08%	28,120	4%		35,150	5%

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

Issuance of Common Stock and Warrants

On December 20, 2012 the Company successfully completed a public offering of its common stock for $1.50 per share. Under the terms of the offering, for every five shares purchased, the buyer received a warrant to purchase one share of common stock. As a result 8,040,838 shares of common stock and 1,607,997 warrants were issued. The warrants are immediately exercisable to purchase common stock over the next five years at a price of $1.75 per share. All warrants issued are detachable from the common stock and are therefore considered a separate security. Accordingly, accounting standards require that the proceeds of the offering be allocated between common stock and the warrants based on fair value. The value of the warrants were determined using the Black-Scholes Option Pricing Model. The assumptions used in the model were a risk free rate of return of .72%, an expected term of five years, a dividend rate of zero, and volatility of 88%. The $11.4 million increase to stockholders’ equity was allocated by an increase of $16.1 million to common stock, $1.4 million allocated to the common stock warrants, and a decrease of $6.0 million to additional paid in capital, which includes $624 thousand in expenses related to the public offering.

Common Stock Warrants

As of December 31, 2013, 2,364,142 common stock warrants were outstanding as compared to 2,370,900 common stock warrants as of December 31, 2012. During 2013, 6,758 of the common stock warrants were exercised at a price of $1.75. A summary of common stock warrants outstanding at December 31, 2013 follows:

Expiration Date	Exercise Price	Number Outstanding And Exerciseable	Weighted Average Remaining Contractrual Life

September 19, 2017	$1.75	762,903	3.72 years
December 20, 2017	$1.75	1,601,239	3.97 years

	Totals	2,364,142	3.89 years

NOTE 23	FAIR VALUES:

The financial reporting standard, “Fair Value Measurements and Disclosures” provides a framework for measuring fair value under generally accepted accounting principles and requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans and other real estate acquired through foreclosure).

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $79.1 million and $49.6 million at December 31, 2013 and 2012, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans carried at fair value were $37.0 million and $59.3 million at December 31, 2013 and 2012, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $15.9 million and $13.9 million at December 31, 2013 and 2012, respectively.

Assets and liabilities measured at fair value are as follows as of December 31, 2013 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$38,601	$—
Mortgage backed securities	—	40,525	—

(On a non-recurring basis)
Other real estate owned	—	—	15,853
Impaired loans:
Real estate secured:
Commercial	—	—	19,957
Construction and land development	—	—	752
Residential 1-4 family	—	—	6,835
Multifamily	—	—	555
Farmland	—	—	7,989
Commercial	—	—	779
Agriculture	—	—	72
Consumer installment loans	—	—	31
All other loans	—	—	—

Total	$—	$79,126	$52,823

Assets and liabilities measured at fair value are as follows as of December 31, 2012 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$23,637	$—
Taxable municipals	—	25,978	—
Tax-exempt municipals	—		—
Mortgage backed securities	—	—	—

(On a non-recurring basis)
Other real estate owned	—		13,869
Impaired loans:		—
Real estate secured:		—
Commercial	—	—	30,688
Construction and land development	—	—	4,375
Residential 1-4 family	—	—	9,561
Multifamily	—	—	2,500
Farmland	—	—	9,442
Commercial	—	—	2,501
Agriculture	—	—	154
Consumer installment loans	—	—	109
All other loans	—	—	—

Total	$—	$49,615	$73,199

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$36,970	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$15,853	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 10%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2013 and 2012. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2013 and 2012.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013
Financial Instruments – Assets
Net Loans	$479,943	$482,285	$—	$445,315	$36,970

Financial Instruments – Liabilities
Time Deposits	346,991	348,944	—	348,944	—
FHLB Advances	5,358	5,358	—	5,358	—

December 31, 2012
Financial Instruments – Assets
Net Loans	$505,553	$507,358	$—	$448,028	$59,330

Financial Instruments – Liabilities
Time Deposits	372,473	375,784	—	375,784	—
FHLB Advances	6,558	6,558	—	6,558	—

NOTE 24	RECENT ACCOUNTING DEVELOPMENTS:

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

In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the Financial Accounting Standards Board (“FASB”) redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning January 1, 2013. These amendments did not have a material effect on the Company’s financial statements.

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance. The Company does not expect this amendment to have any effect on its financial statements.

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 25	PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(Dollars in Thousands)

	2013	2012
ASSETS
Due from banks	$4,415	$4,589
Investment in subsidiaries	53,938	53,166
Other assets	644	667

Total Assets	$58,997	$58,422

LIABILITIES
Accrued interest payable	$1,954	$1,484
Accrued expenses and other liabilities	587	576
Trust preferred securities	16,496	16,496

Total Liabilities	19,037	18,556

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value, 50,000,000 shares authorized; 21,872,293 and 21,865,535 shares issued and outstanding at December 31, 2013 and 2012, respectively	43,745	43,731
Common stock warrants	2,050	2,056
Additional paid capital	13,050	13,081
Retained deficit	(17,925)	(19,409)
Accumulated other comprehensive income (loss)	(960)	407

Total Stockholders’ Equity	39,960	39,866

Total Liabilities and Stockholders’ Equity	$58,997	$58,422

CONDENSED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Dollars in Thousands)	2013	2012

Income
Miscellaneous income	$14	$15
Undistributed income (loss) of subsidiaries	2,138	(5,847)

Total income (loss)	2,152	(5,832)

Expenses
Other borrowed money interest expense	—	128
Trust preferred securities interest expense	471	490
Legal fees	23	61
Accounting fees	150	155
Other operating expenses	75	63

Total Expenses	719	897

Income (Loss) before Income Taxes	1,433	(6,729)
Income Tax Benefit	(51)	(405)

Net Income (Loss)	$1,484	$(6,324)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Dollars in Thousands)	2013	2012

Cash Flows From Operating Activities
Net income (loss)	$1,484	$(6,324)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
(Income) loss of subsidiaries	(2,138)	5,847
Net change in:
Other assets	23	1,556
Other liabilities	480	(1,138)

Net Cash Used in Operating Activities	(151)	(59)

Cash Flows From Investing Activities
Investment in subsidiary	—	(7,000)

Net Cash Used in Investing Activities	—	(7,000)

Cash Flows From Financing Activities
Issuance of common stock and common stock warrants	—	12,061
Stock offering costs	(37)	(624)
Exercise of common stock warrants	14	—

Net Cash Provided by (Used in) Financing Activities	(23)	11,437

Net Increase (decrease) in Cash and Cash Equivalents	(174)	4,378
Cash and Cash Equivalents, Beginning of year	4,589	211

Cash and Cash Equivalents, End of Year	$4,415	$4,589

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$—	$—
Taxes	$—	$—
Supplemental Disclosure of Non Cash Transactions:
Conversion of Director notes in other borrowings to common stock	$—	$5,450
Conversion of accrued interest payable on Director notes to common stock	$—	$272
Common stock issued as a result of the conversion of Director notes	$—	$5,722

NOTE 26	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2013 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First

Income statement
Net interest income	$6,347	$6,265	$6,455	$6,266
Noninterest income	1,318	1,467	1,277	1,469
Provision for credit losses	—	—	—	550
Noninterest expense	7,782	7,279	6,821	7,019
Net income (loss)	(55)	447	945	147
Earnings (loss) per share, basic	0.00	0.02	0.04	0.01
Earnings (loss) per share, fully diluted	0.00	0.02	0.04	0.01

Period end balance sheet
Total loans and leases	$493,023	$500,974	$510,028	$511,376
Total assets	684,711	690,817	699,238	707,744
Total deposits	618,997	624,180	632,637	641,295
Total shareholders’ equity	39,960	40,134	40,302	39,829

	2012 Quarters
(Dollars in thousands except per share data)	Fourth	Third	Second	First

Income statement
Net interest income	$6,732	$6,763	$6,653	$7,125
Noninterest income	1,140	1,355	1,634	1,467
Provision for credit losses	707	967	1,176	1,950
Noninterest expense	6,911	7,838	8,252	8,987
Net income (loss)	212	(1,463)	(2,538)	(2,535)
Earnings (loss) per share, basic	0.07	(0.14)	(0.25)	(0.25)
Earnings (loss) per share, fully diluted	0.07	(0.14)	(0.25)	(0.25)

Period end balance sheet
Total loans and leases	$522,363	$538,992	$554,103	$573,752
Total assets	719,015	708,217	725,615	768,447
Total deposits	652,850	653,217	669,337	699,085
Total shareholders’ equity	39,866	28,118	23,718	26,170

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework” issued in 1992. Based on this assessment management concluded that the internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2013.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained under the captions “Director Compensation” and “Executive Compensation and Related Party Transactions” in the 2014 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 2014 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information contained under the caption “Executive Compensation and Related Party Transactions” and “Corporate Governance” in the 2014 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained under the caption “Audit Information” in the 2014 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the exhibit index::

Exhibit Number

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004).

4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004)

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).

10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).

10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).

14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21	Subsidiaries of the Registrant.

23	Consent of Elliott Davis, LLC.

24	Powers of Attorney (contained on signature page).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials for the Company’s 10-K Report for the year ended December 31, 2013, formatted in XBRL. (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.)

*	Denotes management contract.

(b)	See Item 15(a)(3) above.

(c)	See Items 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer
Date:	March 24, 2014

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer
Date:	March 24, 2014

POWER OF ATTORNEY

Each of the undersigned hereby appoints Jonathan H. Mullins and C. Todd Asbury, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JONATHAN H. MULLINS Jonathan H. Mullins	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2014

/s/ C. TODD ASBURY C. Todd Asbury	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2014

/s/ TIM BALL Tim Ball	Director	March 24, 2014

/s/ JOE CARTER Joe Carter	Director	March 24, 2014

/s/ JOHN D. COX John D. Cox	Chairman, Director	March 24, 2014

/s/ CHARLES H. GENT Charles H. Gent	Director	March 24, 2014

/s/ EUGENE HEARL Eugene Hearl	Director	March 24, 2014

/s/ MICHAEL G. MCGLOTHLIN Michael G. McGlothlin	Director	March 24, 2014

/s/ FRED MEADE Fred Meade	Director	March 24, 2014

/s/ B. SCOTT WHITE B. Scott White	Director	March 24, 2014