Form 10-Q
period 2014-03-31
NEW PEOPLES BANKSHARES INC
filed 2014-05-15
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 13, 2014
Common Stock, $2.00 par value	21,872,293

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2014	2013
INTEREST AND DIVIDEND INCOME
Loans including fees	$6,388	$7,253
Federal funds sold	1	1
Interest-earning deposits with banks	38	50
Investments	342	197
Dividends on equity securities (restricted)	31	28

Total Interest and Dividend Income	6,800	7,529

INTEREST EXPENSE
Deposits
Demand	9	30
Savings	49	68
Time deposits below $100,000	491	582
Time deposits above $100,000	339	406
FHLB Advances	53	64
Trust Preferred Securities	116	113

Total Interest Expense	1,057	1,263

NET INTEREST INCOME	5,743	6,266

PROVISION FOR LOAN LOSSES	—	550

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,743	5,716

NONINTEREST INCOME
Service charges	504	533
Fees, commissions and other income	929	721
Insurance and investment fees	86	77
Net realized gains on sale of investment securities	3	99
Life insurance investment income	17	39

Total Noninterest Income	1,539	1,469

NONINTEREST EXPENSES
Salaries and employee benefits	3,234	3,446
Occupancy and equipment expense	1,011	1,081
Advertising and public relations	117	73
Data processing and telecommunications	565	411
FDIC insurance premiums	374	376
Other real estate owned and repossessed vehicles, net	776	377
Other operating expenses	1,278	1,255

Total Noninterest Expenses	7,355	7,019

INCOME (LOSS) BEFORE INCOME TAXES	(73)	166

INCOME TAX EXPENSE (BENEFIT)	(1)	19

NET INCOME (LOSS)	$(72)	$147

Income (Loss) Per Share
Basic	$0.00	$0.01

Fully Diluted	$0.00	$0.01

Average Weighted Shares of Common Stock
Basic	21,872,293	21,868,458

Fully Diluted	21,872,293	21,868,458

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(IN THOUSANDS)

(UNAUDITED)

	2014	2013

NET INCOME (LOSS)	$(72)	$147

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	363	(147)
Tax related to unrealized gains (losses)	(123)	50
Reclassification of realized gains during the period	(3)	(99)
Tax related to realized gains	1	33

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	238	(163)

TOTAL COMPREHENSIVE INCOME (LOSS)	$166	$(16)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$18,136	$18,770
Interest-bearing deposits with banks	57,185	35,908
Federal funds sold	3	2

Total Cash and Cash Equivalents	75,324	54,680

Investment securities
Available-for-sale	81,147	79,126

Loans receivable	482,746	493,023
Allowance for loan losses	(12,196)	(13,080)

Net Loans	470,550	479,943

Bank premises and equipment, net	29,553	29,976
Equity securities (restricted)	2,457	2,704
Other real estate owned	14,858	15,853
Accrued interest receivable	1,963	2,286
Life insurance investments	12,135	12,118
Intangible assets	—	8
Deferred taxes	5,324	5,446
Other assets	3,190	2,571

Total Assets	$696,501	$684,711

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$146,004	$137,745
Interest-bearing	31,748	30,138
Savings deposits	112,706	104,123
Time deposits	339,754	346,991

Total Deposits	630,212	618,997

Federal Home Loan Bank advances	5,058	5,358
Accrued interest payable	2,381	2,287
Accrued expenses and other liabilities	2,228	1,613
Trust preferred securities	16,496	16,496

Total Liabilities	656,375	644,751

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 21,872,293 shares issued and outstanding	43,745	43,745
Common stock warrants	2,050	2,050
Additional paid-in-capital	13,050	13,050
Retained earnings (deficit)	(17,997)	(17,925)
Accumulated other comprehensive income (loss)	(722)	(960)

Total Stockholders’ Equity	40,126	39,960

Total Liabilities and Stockholders’ Equity	$696,501	$684,711

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2012	21,866	$43,731	$2,056	$13,081	$(19,409)	$407	$39,866

Net income	—	—	—	—	147	—	147

Exercise of Common Stock Warrants	5	11	(5)	5	—	—	11

Stock offering costs	—	—	—	(32)	—	—	(32)

Other comprehensive loss, net of tax	—	—	—	—	—	(163)	(163)

Balance, March 31, 2013	21,871	$43,742	$2,051	$13,054	$(19,262)	$244	$39,829

Balance, December 31, 2013	21,872	$43,745	$2,050	$13,050	$(17,925)	$(960)	$39,960

Net loss	—	—	—	—	(72)	—	(72)

Other comprehensive income, net of tax	—	—	—	—	—	238	238

Balance, March 31, 2014	21,872	$43,745	$2,050	$13,050	$(17,997)	$(722)	$40,126

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(IN THOUSANDS)

(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(72)	$147
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	560	611
Provision for loan losses	—	550
Income (less expenses) on life insurance	(17)	(39)
Gain on sale of securities available-for-sale	(3)	(99)
(Gain) loss on sale of premises and equipment	(33)	29
(Gain) loss on sale of foreclosed real estate	33	(12)
Adjustment of carrying value of foreclosed real estate	465	151
Accretion of bond premiums/discounts	242	199
Deferred tax expense	—	35
Amortization of core deposit intangible	8	14
Net change in:
Interest receivable	323	171
Other assets	(619)	148
Accrued interest payable	94	94
Accrued expenses and other liabilities	615	527

Net Cash Provided by Operating Activities	1,596	2,526

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	9,131	7,235
Purchase of securities available-for-sale	(15,166)	(11,693)
Proceeds from sale and maturities of securities available-for-sale	13,266	6,833
Sale of Federal Home Loan Bank stock	247	309
Purchase of Federal Reserve Bank stock	—	(210)
Payments for the purchase of premises and equipment	(503)	(739)
Proceeds from sales of premises and equipment	399	5
Proceeds from sales of other real estate owned	759	1,285

Net Cash Provided by Investing Activities	8,133	3,025

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of common stock warrants	—	11
Stock offering costs	—	(32)
Repayments to Federal Home Loan Bank	(300)	(300)
Net change in:
Demand deposits	9,869	5,837
Savings deposits	8,583	(9,721)
Time deposits	(7,237)	(7,671)

Net Cash Provided by (Used in) Financing Activities	10,915	(11,876)

Net increase (decrease) in cash and cash equivalents	20,644	(6,325)
Cash and Cash Equivalents, Beginning of Period	54,680	94,109

Cash and Cash Equivalents, End of Period	$75,324	$87,784

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$963	$1,357
Taxes	$—	$—

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$620	$1,336
Loans made to finance sale of foreclosed real estate	$359	$—

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

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

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2014, and the results of operations for the three month periods ended March 31, 2014 and 2013. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three month periods ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.

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

Effective July 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) called (the “Written Agreement”). At March 31, 2014, we believe we have not yet achieved full compliance with the Written Agreement but we have made progress in our compliance efforts under the Written Agreement and all of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of March 31, 2014 and December 31, 2013, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2014:
Total Capital to Risk Weighted Assets:
The Company	$58,305	14.74%	$31,653	8%	$	N/A	N/A
The Bank	56,783	14.34%	31,671	8%		39,588	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	50,886	12.86%	15,826	4%		N/A	N/A
The Bank	51,745	13.07%	15,835	4%		23,753	6%
Tier 1 Capital to Average Assets:
The Company	50,886	7.41%	27,464	4%		N/A	N/A
The Bank	51,745	7.53%	27,473	4%		34,342	5%

December 31, 2013:
Total Capital to Risk Weighted Assets:
The Company	$58,305	14.39%	$32,417	8%	$	N/A	N/A
The Bank	56,602	13.96%	32,430	8%		40,538	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	50,776	12.53%	16,208	4%		N/A	N/A
The Bank	51,436	12.69%	16,215	4%		24,323	6%
Tier 1 Capital to Average Assets:
The Company	50,776	7.40%	27,445	4%		N/A	N/A
The Bank	51,436	7.49%	27,460	4%		34,326	5%

NOTE 5	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale) are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
March 31, 2014
U.S. Government Agencies	$37,728	$149	$805	$37,072
Taxable municipals	—	—	—	—
Tax-exempt municipals	—	—	—	—
Mortgage backed securities	44,513	71	509	44,075

Total Securities AFS	$82,241	$220	$1,314	$81,147

December 31, 2013
U.S. Government Agencies	$39,296	$246	$941	$38,601
Taxable municipals	—	—	—	—
Tax-exempt municipals	—	—	—	—
Mortgage backed securities	41,284	60	819	40,525

Total Securities AFS	$80,580	$306	$1,760	$79,126

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
U.S. Government Agencies	$24,413	$801	$564	$4	$24,977	$805
Mtg. backed securities	24,883	385	6,285	124	31,168	509

Total Securities AFS	$49,296	$1,186	$6,849	$128	$56,145	$1,314

December 31, 2013
U.S. Government Agencies	$26,090	$936	$570	$5	$26,660	$941
Mtg. backed securities	27,461	693	5,046	126	32,507	819

Total Securities AFS	$53,551	$1,629	$5,616	$131	$59,167	$1,760

At March 31, 2014, the available-for-sale portfolio included eighty investments for which the fair market value was less than amortized cost. At December 31, 2013, the available-for-sale portfolio included eighty investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at March 31, 2014, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available-for-Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	2,130	2,126	1.01%
Due after five years through fifteen years	29,830	29,605	1.75%
Due after fifteen years	50,281	49,416	2.04%

Total	$82,241	$81,147	1.91%

Investment securities with a carrying value of $19.7 million and $17.0 million at March 31, 2014 and December 31, 2013, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.5 million and $2.7 million as of March 31, 2014 and December 31, 2013, respectively.

NOTE 6	LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	March 31, 2014	December 31, 2013
Real estate secured:
Commercial	$124,998	$126,174
Construction and land development	17,456	22,421
Residential 1-4 family	250,049	249,187
Multifamily	11,006	11,482
Farmland	27,639	28,892

Total real estate loans	431,148	438,156
Commercial	22,519	24,955
Agriculture	3,660	3,718
Consumer installment loans	25,292	26,055
All other loans	127	139

Total loans	$482,746	$493,023

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	March 31, 2014	December 31, 2013
Real estate secured:
Commercial	$15,806	$16,098
Construction and land development	730	775
Residential 1-4 family	5,121	4,852
Multifamily	171	171
Farmland	5,471	5,315

Total real estate loans	27,299	27,211
Commercial	973	947
Agriculture	12	45
Consumer installment loans	76	104
All other loans	—	—

Total loans receivable on nonaccrual status	$28,360	$28,307

Total interest income not recognized on nonaccrual loans for three months ended March 31, 2014 and 2013 was $254 thousand and $94 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of March 31, 2014 and December 31, 2013:

As of March 31, 2014 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$12,577	$72	$15,346	$17,522	$—
Construction and land development	322	1	307	325	—
Residential 1-4 family	2,815	34	3,073	3,327	—
Multifamily	325	4	324	324	—
Farmland	4,472	63	6,411	7,158	—
Commercial	316	—	317	317	—
Agriculture	66	1	72	89	—
Consumer installment loans	7	—	1	1	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	9,124	54	6,155	6,570	1,340
Construction and land development	559	3	563	654	147
Residential 1-4 family	5,321	58	5,183	5,385	1,350
Multifamily	268	4	267	267	37
Farmland	4,168	31	2,226	2,238	565
Commercial	669	1	666	733	145
Agriculture	47	1	39	39	39
Consumer installment loans	22	—	21	21	2
All other loans	—	—	—	—	—

Total	$41,078	$327	$40,971	$44,970	$3,625

As of December 31, 2013 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$16,270	$300	$9,807	$10,276	$—
Construction and land development	2,246	26	336	345	—
Residential 1-4 family	4,276	126	2,557	2,727	—
Multifamily	652	16	326	326	—
Farmland	4,260	166	2,533	2,670	—
Commercial	717	7	315	423	—
Agriculture	71	6	60	60	—
Consumer installment loans	51	2	12	12	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	12,080	441	12,092	13,924	1,942
Construction and land development	492	9	554	640	138
Residential 1-4 family	3,980	260	5,458	5,824	1,180
Multifamily	561	17	268	268	39
Farmland	4,116	114	6,109	6,797	653
Commercial	1,012	3	672	740	208
Agriculture	138	4	55	71	43
Consumer installment loans	22	2	22	22	3
All other loans	—	—	—	—	—

Total	$50,944	$1,499	$41,176	$45,125	$4,206

An age analysis of past due loans receivable was as follows:

As of March 31, 2014 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$2,185	$231	$8,493	$10,909	$114,089	$124,998	$—
Construction and land development	331	—	312	643	16,813	17,456	—
Residential 1-4 family	5,729	867	1,693	8,289	241,760	250,049	—
Multifamily	200	—	171	371	10,635	11,006	—
Farmland	1,466	—	3,949	5,415	22,224	27,639	—

Total real estate loans	9,911	1,098	14,618	25,627	405,521	431,148	—
Commercial	65	36	943	1,044	21,475	22,519	—
Agriculture	8	21	12	41	3,619	3,660	—
Consumer installment Loans	88	4	32	124	25,168	25,292	—
All other loans	8	3	—	11	116	127	—

Total loans	$10,080	$1,162	$15,605	$26,847	$455,899	$482,746	$—

As of December 31, 2013 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$7,192	$1,713	$4,174	$13,079	$113,095	$126,174	$—
Construction and land development	505	183	347	1,035	21,386	22,421	—
Residential 1-4 family	6,391	1,067	1,271	8,729	240,458	249,187	—
Multifamily	—	436	—	436	11,046	11,482	—
Farmland	1,869	137	3,986	5,992	22,900	28,892	—

Total real estate loans	15,957	3,536	9,778	29,271	408,885	438,156	—
Commercial	135	14	902	1,051	23,904	24,955	—
Agriculture	26	20	13	59	3,659	3,718	—
Consumer installment Loans	241	48	8	297	25,758	26,055	—
All other loans	11	7	1	19	120	139	1

Total loans	$16,370	$3,625	$10,702	$30,697	$462,326	$493,023	$1

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of March 31, 2014 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$100,300	$4,118	$20,580	$—	$124,998
Construction and land development	14,324	2,013	1,119	—	17,456
Residential 1-4 family	235,386	1,911	12,555	197	250,049
Multifamily	10,568	—	438	—	11,006
Farmland	18,720	407	8,512	—	27,639

Total real estate loans	379,298	8,449	43,204	197	431,148
Commercial	20,917	555	1,024	23	22,519
Agriculture	3,545	6	109	—	3,660
Consumer installment loans	25,108	—	184	—	25,292
All other loans	127	—	—	—	127

Total	$428,995	$9,010	$44,521	$220	$482,746

As of December 31, 2013 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$100,403	$4,586	$21,185	$—	$126,174
Construction and land development	19,138	2,107	1,176	—	22,421
Residential 1-4 family	234,857	1,916	12,213	201	249,187
Multifamily	10,777	266	439	—	11,482
Farmland	19,935	411	8,546	—	28,892

Total real estate loans	385,110	9,286	43,559	201	438,156
Commercial	23,258	634	1,034	29	24,955
Agriculture	3,583	11	124	—	3,718
Consumer installment loans	25,879	—	176	—	26,055
All other loans	139	—	—	—	139

Total	$437,969	$9,931	$44,893	$230	$493,023

NOTE 7	ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended March 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of March 31, 2014 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$5,203	$(495)	$1	$—	$(360)	$4,349
Construction and land development	1,184	(34)	3	—	(261)	892
Residential 1-4 family	3,316	(155)	11	—	291	3,463
Multifamily	133	—	—	—	(5)	128
Farmland	1,224	(210)	—	—	99	1,113

Total real estate loans	11,060	(894)	15	—	(236)	9,945
Commercial	1,147	—	8	—	(466)	689
Agriculture	337	(1)	—	—	(150)	186
Consumer installment loans	153	(19)	7	—	(7)	134
All other loans	2	—	—	—	(1)	1
Unallocated	381	—	—	—	860	1,241

Total	$13,080	$(914)	$30	$—	$—	$12,196

	Allowance for Loan Losses			Recorded Investment in Loans
As of March 31, 2014 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$1,340	$3,009	$4,349	$21,501	$103,497	$124,998
Construction and land development	147	745	892	870	16,586	17,456
Residential 1-4 family	1,350	2,113	3,463	8,256	241,793	250,049
Multifamily	37	91	128	591	10,415	11,006
Farmland	565	548	1,113	8,637	19,002	27,639

Total real estate loans	3,439	6,506	9,945	39,855	391,293	431,148
Commercial	145	544	689	983	21,536	22,519
Agriculture	39	147	186	111	3,549	3,660
Consumer installment loans	2	132	134	22	25,270	25,292
All other loans	—	1	1	—	127	127
Unallocated	—	1,241	1,241	—	—	—

Total	$3,625	$8,571	$12,196	$40,971	$441,775	$482,746

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

At March 31, 2014 there were $11.6 million in loans that are classified as troubled debt restructurings compared to $12.3 million at December 31, 2013. The following table presents information related to loans modified as troubled debt restructurings during the three months ended March 31, 2014 and 2013.

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	1	$288	$288
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	—	—	—	1	288	288
Commercial	—	—	—	1	51	49
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	1	14	14
All other loans	—	—	—	—	—	—

Total	—	$—	$—	3	$353	$351

During the three months ended March 31, 2014, the Company modified no loans that were considered to be troubled debt restructurings. During the three months ended March 31, 2013, the Company modified 3 loans that were considered to be troubled debt restructurings. We modified the terms for 1 loan and on 2 loans we modified the terms and lowered the interest rate.

The following table presents information related to loans modified as a troubled debt restructurings that defaulted during the three months ended March 31, 2014 and 2013, and within twelve months of their modification date. A troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

Troubled Debt Restructurings That Subsequently Defaulted During the Period (Dollars are in thousands)	For the three months ended March 31, 2014		For the three months ended March 31, 2013
	# of Loans	Recorded Investment	# of Loans	Recorded Investment
Real estate secured:
Commercial	—	$—	—	$—
Construction and land development	—	—	—	—
Residential 1-4 family	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—

Total real estate loans	—	—	—	—
Commercial	—	—	—	—
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Total	—	$—	—	$—

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

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants are determined by the Treasury method. For the three months ended March 31, 2014 and 2013, potential common shares of 2,638,666 and 2,710,783, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income (loss) per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended March 31,
	2014	2013
Net income (loss)	$(72)	$147
Weighted average shares outstanding	21,872,293	21,868,458
Dilutive shares for stock options and warrants	—	—

Weighted average dilutive shares outstanding	21,872,293	21,868,458

Basic income (loss) per share	$0.00	$0.01
Diluted income (loss) per share	$0.00	$0.01

NOTE 10	TRUST PREFERRED SECURITIES AND DEFERRAL OF INTEREST PAYMENTS:

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at March 31, 2014 of 2.01%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at March 31, 2014 of 2.84%.

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

In October 2009, a restriction to pay dividends from the Bank to the Company was issued by the Federal Reserve Bank of Richmond. As a result, dividends on trust preferred securities issued by the Company shall be deferred until such restriction is removed. This deferral is for a period of 60 months, and could potentially continue until the 1st quarter of 2015. Dividends in arrears on the trust preferred securities were $2.1 million and $2.0 million as of March 31, 2014 and December 31, 2013, respectively and are included in accrued interest payable on the balance sheets.

NOTE 11	FAIR VALUES:

The financial reporting standard, “Fair Value Measurements and Disclosures” provides a framework for measuring fair value under generally accepted accounting principles and requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans and other real estate acquired through foreclosure).

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

Investment Securities Available-for-Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $81.1 million and $79.1 million at March 31, 2014 and December 31, 2013, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amounts of impaired loans carried at fair value were $37.3 million and $37.0 million at March 31, 2014 and December 31, 2013, respectively.

Foreclosed Assets - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral if further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $14.9 million and $15.9 million at March 31, 2014 and December 31, 2013, respectively.

Assets and liabilities measured at fair value are as follows as of March 31, 2014 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available-for-sale investments
U.S. Government Agencies	$—	$37,072	$—
Mortgage backed securities	—	44,075	—

(On a non-recurring basis)
Other real estate owned	—	—	14,858
Impaired loans:
Real estate secured:
Commercial	—	—	20,161
Construction and land development	—	—	723
Residential 1-4 family	—	—	6,906
Multifamily	—	—	554
Farmland	—	—	8,072
Commercial	—	—	838
Agriculture	—	—	72
Consumer installment loans	—	—	20
All other loans	—	—	—

Total	$—	$81,147	$52,204

Assets and liabilities measured at fair value are as follows as of December 31, 2013 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available-for-sale investments
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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$37,346	Appraised Value/Discounted Cash Flows/ Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$14,858	Appraised Value/ Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of March 2014 and December 2013.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

March 31, 2014
Financial Instruments - Assets
Net Loans	$470,550	$472,344	$—	$434,998	$37,346

Financial Instruments - Liabilities
Time Deposits	339,754	341,163	—	341,163	—
FHLB Advances	5,058	5,058	—	5,058	—

December 31, 2013
Financial Instruments - Assets
Net Loans	$479,943	$482,285	$—	$445,315	$36,970

Financial Instruments - Liabilities
Time Deposits	346,991	348,944	—	348,944	—
FHLB Advances	5,358	5,358	—	5,358	—

NOTE 12	RECENT ACCOUNTING DEVELOPMENTS:

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

In January 2014, the FASB amended the Receivables - Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Written Agreement Progress Report

At March 31, 2014, we believe we have not yet achieved full compliance with the Agreement but we have made progress in our compliance efforts under the Agreement. We are aggressively working to comply with the Agreement and have timely submitted each required plan by its respective deadline. We have worked with independent consultants to assist us in these efforts and the following actions have taken place:

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

In accordance with our capital plan, we began a common stock offering in July 2012 to existing shareholders followed by an offering to the public during the third and fourth quarters of 2012. The offering was closed on December 20, 2012 and proceeds of $12,061,257 were received on December 28, 2012. Upon receipt of the proceeds we injected $7.0 million of capital into the Bank. The remaining net proceeds are held at the Company and will be used for payment of operating expenses and, when permitted by regulatory authorities, the payment of deferred trust preferred interest. The remaining additional cash may be used for future capital injections, if needed; thus, providing a source of strength at the holding company level for the Bank. Because the trust preferred interest deferral period ends in the first quarter 2015 (see Note 10 to the Consolidated Financial Statements), accrued interest becomes due then. Although the Company has sufficient funds on hand at present to pay the deferred interest and avoid default, a decision of the regulatory authorities to permit payment is required and cannot be assured at this time. In addition, the conversion of the director notes to common stock and the recent stock offering included common stock warrants that may be exercised through December 2017 and potentially provide additional capital if, and when, they are exercised. A total of 2,364,142 common stock warrants were outstanding as of March 31, 2014 with an exercise price of $1.75. Assuming all of these warrants are exercised before expiration, then an additional $4.1 million in capital would be provided by their exercise.

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

5.	Enhanced loan concentration identification and new procedures for monitoring and managing concentrations have been implemented. Loan concentration targets have been established and efforts continue to reduce higher risk concentrations. In particular, construction and development loans and commercial real estate loans have been reduced and continue to decrease toward acceptable levels as determined by the new policies.

6.	To strengthen management of credit quality and loan production, we added a new Chief Credit Officer, Stephen Trescot, in the first quarter of 2011 who brought vast credit administration experience to our management team. Sharon Borich, our former Chief Credit Officer, assumed the role of Senior Lending Officer with oversight of loan production and business development which is her area of expertise. On February 28, 2014, Stephen Trescot retired as Executive Vice President and Chief Credit Officer of the Bank. Karen Wimmer was appointed as Executive Vice President and Chief Credit Officer of the Bank effective March 1, 2014. Ms. Wimmer previously served as Senior Vice President and Senior Credit Officer of the Bank since the fourth quarter of 2012 in which she reported directly to Mr. Trescot. Ms. Wimmer has a total of 26 years of banking experience. Mr. Trescot will continue to provide consulting services to the Bank on a contractual basis.

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

7.	We have retained an independent third party to perform loan reviews on a quarterly basis in 2010 and 2011 and engaged them to perform this function in June 2012 and December 2012. We engaged them to perform this function in June 2013, December 2013, June 2014 and December 2014. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period. In 2013, we began conducting our own loan portfolio stress test.

8.	To support the focus on problem credit management the Bank further developed, in March, 2011, a Special Assets department which reports to the Chief Credit Officer. Presently, the department has one workout specialist/Vice President, one collector managing other real estate owned properties, a collections supervisor/Vice President, and two support personnel, exclusive of legal department staff. Substantially all the credits in the Bank which are risk rated Substandard or worse are assigned to this department once all efforts to return the credit to a satisfactory rating have been exhausted. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, and relevant watch list credits. Also as a functioning part of this department is the Bank’s legal department which is co-managed by the Chief Credit Officer and the Chief Executive Officer depending upon the legal issue being addressed. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates on all problem credits in excess of $1.0 million. A quarterly management watch list committee has been established to actively manage and monitor these credits. Recently an experienced real estate broker was employed under an independent contract basis to facilitate the Bank’s need to substantially reduce its OREO portfolio. The consultant/broker is individually reviewing each OREO property for possible pricing reductions or potential marketing opportunities to allow for an accelerated sale process.

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

10.	We have significantly increased our asset based liquidity sources throughout 2010, 2011, 2012, 2013 and 2014 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations. We are further developing an investment portfolio, as well. The investment portfolio has grown to $81.1 million at March 31, 2014 from $4.7 million at December 31, 2010.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

The Company had a net loss for the quarter ended March 31, 2014 of $72 thousand as compared to net income of $147 thousand for the quarter ended March 31, 2013. Basic net loss per share was $0.00 for the quarter ended March 31, 2014 as compared to basic net income per share of $0.01 for the quarter ended March 31, 2013. The net loss for the quarter ended March 31, 2014 is primarily the results of decreased interest income and an increase in other real estate owned expenses when compared to the quarter ended March 31, 2013.

In the first quarter of 2014, our net interest margin was 3.78%, as compared to 3.96% for the same period in 2013 due to the decrease in net interest income of $523 thousand during the first quarter of 2014 as compared to the same period in 2013 primarily related to a decreased loan portfolio, continued high level of nonperforming assets, and new loans being booked at lower interest rates. In addition, our cost of funds has decreased; however, this decrease has been at a slower pace than the decrease in interest income.

Total deposits increased $11.2 million from $619.0 million at December 31, 2013 to $630.2 million at March 31, 2014 as we have experienced an increase in noninterest bearing core deposits and savings deposits, which offset a decrease in time deposits due to the interest rate environment which is helping us lower our cost of funds.

Total assets increased $11.8 million, or 1.72%, to $696.5 million at March 31, 2014 from $684.7 million at December 31, 2013. This increase was due primarily to the cash increase as a result of the increase in total deposits of $11.2 million. We foresee total assets to maintain around current levels in the near future as we manage to maintain the level of earning assets and continue to improve net income.

At March 31, 2014, the Company remains well-capitalized. The Tier 1 leverage ratio was 7.41% at March 31, 2014, compared to 7.40% at December 31, 2013. The Tier 1 risk based ratio was 12.86% at March 31, 2014, compared to 12.53% at December 31, 2013. The Total risked based capital ratio was 14.74% at March 31, 2014, compared to 14.39% at December 31, 2013.

At March 31, 2014, the Bank also remains well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at March 31, 2014 for the Bank: Tier 1 leverage ratio of 7.53%, Tier 1 risk based capital ratio of 13.07%, and Total risk based capital ratio of 14.34%. The ratios were as follows at December 31, 2013: Tier 1 leverage ratio of 7.49%, Tier 1 risk based capital ratio of 12.69%, and Total risk based capital ratio of 13.96%.

Total loans decreased $10.3 million, to $482.7 million at March 31, 2014 from $493.0 million at year end 2013. This is the result of decreased loan demand, charge offs of $914 thousand for the first quarter of 2013, resolution of problem loans, and tighter underwriting guidelines. We continue to serve our customers by renewing existing credits and pursuing new loans to qualified borrowers. We anticipate some further decreases in the loan portfolio in the near future as we continue our efforts to decrease nonperforming loans. However, lending personnel are focused on developing new and existing lending relationships which should continue to slow the pace of the reduction and maintain current levels in total loans subject, of course, to the impact of the underperforming economy and heightened competition in the banking industry.

Although asset quality is improving, nonperforming assets are higher than we desire as a result of the prolonged deterioration of the residential and commercial real estate markets, as well as the recessionary period. The ratio of nonperforming assets to total assets lowered to 6.21% at March 31, 2014 as compared to 6.45% at December 31, 2013. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $43.2 million at March 31, 2014 from $44.2 million at December 31, 2013, a reduction of $942 thousand, or 2.13%. The majority of these assets are loans secured by commercial real estate, residential mortgages, and farmland and other real estate owned properties. We are undertaking extensive and more aggressive efforts to work out these credits and liquidate foreclosed properties which we believe will accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets at a minimal impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets. In the first quarter of 2014, net charge offs were $884 thousand as compared to $2.4 million in the same period of 2013. Net charge offs for the first three months of 2014 were related to real estate residential, construction, commercial and farmland loans with collateral values that are dependent upon current market and economic conditions when these are ascertainable. Delinquencies also showed improvement in the first three months of 2014 as total past dues decreased to $26.8 million at March 31, 2014 from $30.7 million at December 31, 2013, an improvement of $3.9 million, or 12.54% decrease.

We have continued our progress in identifying the risks in our loan portfolio and strengthening asset quality. In addition, we have continued to improve our lending policies and train our lending staff on these policies and procedures. Each of these steps is critical to minimize future losses and to strengthen asset quality of the Bank. Our allowance for loan loss at March 31, 2014 is $12.2 million, or 2.53% of total loans as compared to $13.1 million, or 2.65% of total loans at December 31, 2012. No provision for loan losses was recorded during the first quarter of 2014 as compared to $550 thousand in the same period for 2013. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to modify the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary. Impaired loans decreased $205 thousand, or 0.50%, to $41.0 million with an estimated allowance of $3.6 million for potential losses at March 31, 2014 as compared to $41.2 million in impaired loans with an estimated allowance of $4.2 million at the end of 2013.

Critical Accounting Policies

For discussion of our significant accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2013. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our provision for loan losses and the calculation of our deferred tax asset and valuation allowance.

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

Balance Sheet Changes

At March 31, 2014, total assets were $696.5 million, an increase of $11.8 million, or 1.72%, over December 31, 2013. Total deposits increased $11.2 million, or 1.81%, for the first three months of 2014 to $630.2 million from $619.0 million at December 31, 2013. Total loans decreased $10.3 million, or 2.08%, to $482.7 million at March 31, 2014 from $493.0 million at December 31, 2013.

Core deposits increased as noninterest bearing deposits increased 6.00%, or $8.3 million, from $137.7 million at December 31, 2013 to $146.0 million at March 31, 2014. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. We experienced an increase of $1.6 million in interest bearing demand deposits during the first three months of 2014. We continue our efforts to increase core deposit levels

We experienced an increase of $8.6 million in savings deposits and a decrease in time deposits of $7.2 million during the first three months of 2014. The decrease in time deposits, our highest cost deposit funding source, is attributed to our plan to decrease higher cost deposits in order to improve earnings and increase capital ratios. This is the result of decreased interest rates offered in this very low interest rate environment.

We are working to increase demand and savings deposits as we further optimize our branch network and develop our customer relationships. We believe there are opportunities for this segment of deposit growth. We also expect to continue to lose higher cost deposits in the near future, but at a decreased pace than in the past. However, we monitor deposits to ensure that we maintain adequate liquidity levels, and believe we have adequate liquidity.

Total loans decreased to $482.7 million at March 31, 2014 from $493.0 million at year end 2013 primarily as the result of decreased loan demand, charge offs of $914 thousand for the first three months of 2014, foreclosures, and tighter underwriting guidelines. We plan to maintain the level of the loan portfolio as we reduce certain risks to various industry sectors that have posed higher risks in recent times and resolve nonperforming loans, while we increase lower risk loan production that offsets the reductions as mentioned. We remain committed to serving our customers. Our lending personnel continue to receive training to meet the needs of our customers and to develop new business with qualified borrowers that will ensure a stronger loan portfolio in the future.

Other real estate owned decreased $1.0 million to $14.9 million at March 31, 2014 from $15.9 million at December 31, 2013. We anticipate total other real estate owned to increase in the near future as we foreclose on real estate collateralized loans. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first three months of 2014, we acquired $620 thousand in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $759 thousand of our properties with losses of $33 thousand realized as a result of the sales. We also recorded writedowns on other real estate owned properties in the amount of $465 thousand for the first three months of 2014 resulting from current valuations and estimated liquidation discounts relative to market conditions. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. We are taking a more aggressive approach toward liquidating properties to reduce our level of foreclosed properties. We have designated employees and contracted with a real estate broker to monitor other real estate owned properties to ensure proper fair market values of these assets, to ensure that maintenance and improvements are made to make these properties more marketable, and to market the properties for sale.

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income decreased $523 thousand, or 8.35%, to $5.7 million for the first quarter of 2014 from $6.3 million for the same period in 2013. The decrease in net interest income is due primarily to a reduction in loans during the first three months of 2014, decreased interest income from new and renewed loans recorded at lower interest rates, and the level of nonearning assets, i.e. nonaccrual loans and other real estate owned properties. Nonaccrual loans were $28.4 million at March 31, 2014, which negatively affects the net interest margin as these loans are nonearning assets. Loan interest income decreased $865 thousand, or 11.93%, from $7.3 million for the first three months of 2013 to $6.4 million for the first three months of 2014 as the volume or loans has decreased and loans are being priced or repriced at lower interest rates due to market conditions. Interest expense decreased $206 thousand, or 16.31%, from $1.3 million for the first three months of 2013 to $1.1 million for the first three months of 2014 as a result of deposits re-pricing at lower interest rates at maturity, and a shift in the deposit mix whereby our higher cost time deposits were replaced with lower cost deposit products. As a result our net interest margin decreased to 3.78% in the first quarter of 2014 as compared to 3.96% for the same period in 2013. We are trying to preserve the net interest margin, but we may experience some decrease in the net interest margin as new and renewed loans are sometimes priced at lower market interest rates and as opportunities decrease to lower our cost of funds since repricing of deposits will be close to existing interest rates in the future. Because of the tightening of our underwriting, loan pricing may be lower than historically; however, typically more conservative underwriting reduces the likelihood of future loan losses. Loan losses negatively impact earnings through various related expenses, for example, loan loss provisions, collection expenses, etc.

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

We continue to manage our yields on assets and our costs of funds to attempt to improve the net interest margin. As mentioned earlier, our loan portfolio has decreased and as a result the interest income generated by these higher earning assets has been redeployed into investment securities, a lower yielding asset. The overall effect is a decrease in the interest income of the Bank. As deemed appropriate, we are continuing to invest surplus overnight funds in investment securities to help increase interest income, as evidenced by a $145 thousand, or 73.60%, increase to investment interest income from $197 thousand in the first quarter of 2013 to $342 for the same period of 2014.

Although our cost of funds has decreased due to deposits repricing at lower interest rates, the rate of this decrease in interest costs is not consistent with the rate of decrease in interest income; consequently, this is causing net interest income to decrease overall.

Noninterest Income

Noninterest income was $1.5 million for the first three months of 2014 and 2013. During the first quarter of 2014 we had $3 thousand in realized gains on the sale of investment securities as compared to $99 thousand for the same period in 2013. We expect noninterest income to remain flat throughout 2014 as a result of regulatory changes; however, we continue to seek opportunities to improve noninterest income. As a part of these efforts, NPB Insurance Services, Inc., the Bank’s subsidiary, a full-service insurance agency, began operations in the first quarter of 2013, dealing in personal and group life, property and casualty, health, and disability products.

Noninterest Expense

Noninterest expense increased $336 thousand, or 4.79%, to $7.4 million for the first quarter 2014 as compared to $7.0 million for the first quarter of 2013. The following are explanations of the changes in non-interest expenses for 2014 as compared to 2013.

Salaries and benefits decreased $212 thousand in the quarter-to-quarter comparison from $3.4 million at March 31, 2013 to $3.2 million for the same period in 2014. Total full time equivalent employees have decreased to 265 at March 31, 2014 from 287 at March 31, 2013, a reduction of 22, or 7.67%. We are continuing to focus on managing salary and benefits expenses.

Other real estate owned and repossessed asset expenses increased $399 thousand or 105.84%, to $776 thousand for the first quarter 2014 as compared to $377 thousand for the same period in 2013. Writedowns on other real estate owned increased $314 thousand from $151 thousand during the first quarter of 2013 to $465 thousand during the first quarter of 2014. In the first quarter of 2014 we had a net loss on the sale of other real estate owned property of $33 thousand compared to a net gain of $12 thousand during the same period in 2013. We reassessed the values of some of the properties in other real estate owned in 2014 and wrote down these assets to reflect current fair market values and anticipated liquidation discounts. We believe that other real estate owned write-downs may continue as we evaluate the properties in an effort to more aggressively liquidate the properties in order to reduce our levels of nonperforming assets.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 101.00% for the first quarter of 2014 as compared to 90.74% for the same period in 2013. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio. During the third quarter of 2013, we engaged an outside consultant to evaluate our operational efficiencies. Based on the recommendations we have begun implementing and others we plan to implement, we anticipate the efficiency ratio to improve in the future as we realize cost savings from operational improvements.

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

The allowance for loan losses decreased to $12.2 million at March 31, 2014 as compared to $13.1 million at December 31, 2013. The allowance for loan losses at March 31, 2014 was approximately 2.53% of total loans as compared to 2.65% at December 31, 2013 and 2.92% at March 31, 2013. Net loans charged off for the first three months of 2014 were $884 thousand, or 0.72% of average loans, and $2.4 million, or 1.88% of average loans, for the first three months of 2013. No provision for loan losses was made during the first quarter of 2014 as compared with $550 thousand in the same period for 2013. No provisions for loan losses have been made now for four consecutive quarters ending the first quarter of 2014.

We have experienced a decrease in loan delinquencies and a slight increase in nonaccrual loans during the first three months of 2014. Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks of default and loan losses. At March 31, 2014, there were 140 loans in non-accrual status totaling $28.4 million, or

5.87% of total loans. At December 31, 2013, there were 129 loans in non-accrual status totaling $28.3 million, or 5.74% of total loans. The amounts of interest that would have been recognized on these loans were $254 thousand and $94 thousand for the three months ended March 31, 2014 and 2013, respectively. There were no loans past due 90 days or greater and still accruing interest at March 31, 2014 compared to 5 loans past due 90 days or greater and still accruing interest totaling $1 thousand at year end 2013. There were $11.6 million in loans classified as troubled debt restructurings as of March 31, 2014 as compared to $12.3 million in loans classified as troubled debt restructurings as of December 31, 2013. Of the loans classified as troubled debt restructurings at March 31, 2014, $5.8 million were in non-accrual status, compared to $6.8 million at December 31, 2013. We do not have any commitments to lend additional funds to non-performing debtors.

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

All loans classified as substandard, doubtful and loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits, generally through the review of the appraisal. If the appraisal is current, less than twelve months old, and has been reviewed, then if no negative information regarding the appraised value is obtained, the value is accepted, and impairment, if required is made. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable. If this review determines that the appraisal is not reasonable, then a new appraisal is ordered, in most cases. Impaired loans decreased to $41.0 million with $15.1 million requiring a valuation allowance of $3.6 million at March 31, 2014 as compared to $41.2 million with $25.2 million requiring a valuation allowance of $4.2 million at December 31, 2013. Of the $41.0 million recorded as impaired loans, $21.2 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Management is aggressively working to reduce the impaired credits at minimal loss.

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

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax asset of $5.3 million existed at March 31, 2014 compared to $5.4 million at December 31, 2013. During the first three months of 2014 and 2013 no deferred tax asset valuation allowance was recorded. The total valuation allowance remained $6.4 million at March 31, 2014. Management reviewed the March 31, 2014 deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that no additional deferred tax asset valuation allowance was required. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential increased investment income, operational efficiencies realized through cost savings initiatives, and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $6.4 million allowance, would be realizable. As of March 31, 2014, the Company had $16.5 million of net operating loss carryforwards which will expire in 2031 thru 2034. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

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

Capital Resources

Total capital at the end of the first quarter of 2014 was $40.1 million as compared to $40.0 million at the end of December 31, 2013. The increase was $166 thousand, or 0.42%. The Bank and the Company were both well capitalized as of March 31, 2014, as defined by the regulatory capital guidelines. The Company’s capital as a percentage of total assets was 5.76% at March 31, 2014 compared to 5.84% at December 31, 2013. Book value per common share was $1.83 at March 31, 2014 and December 31, 2013.

Total assets increased during the first quarter of 2014 and we anticipate sustained asset levels to be the trend in the future. Our primary source of capital comes from retained earnings. We developed a new strategic plan and capital plan in 2014. Under current economic conditions, we believe it is prudent to continue to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Based upon projections, we believe retained earnings will be sufficient to provide for this economic cycle to increase capital levels. As part of our initiative to improve regulatory capital ratios, we are further reducing our nonperforming assets, and focusing on replacing this reduction with high quality loans resulting in a slight increase in the loan portfolio. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. We are fully implementing this strategy to increase capital. However, these efforts alone may not provide us adequate capital if further loan losses are realized.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Earnings will continue to be retained to build capital.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available-for-sale investments were $136.7 million at March 31, 2014, up from $116.8 million at December 31, 2013. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2014.

At March 31, 2014, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $61.4 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. We have increased our investment portfolio from $79.1 million at December 31, 2013 to $81.1 million at March 31, 2014. Our strategy is to manage the portfolio with future purchases that reduce price risk in a rising interest rate environment and shorten the duration of these securities to be able to invest in higher yielding loans and investments when interest rates do rise again. The decrease in fair market value resulted in a net unrealized loss of $1.1 million, a $360 thousand decrease from the net unrealized loss at December 31, 2013, which was $1.5 million, could negatively impact earnings if the investment portfolio had to be quickly liquidated.

Our loan to deposit ratio was 76.60% at March 31, 2014 and 79.65% at year-end 2013. We anticipate this ratio to remain below 80% in the future. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Available third party sources of liquidity remain intact at March 31, 2014 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At March 31, 2014, we had borrowings from the Federal Home Loan Bank totaling $5.1 million as compared to $5.4 million at December 31, 2013. None are overnight and subject to daily interest rate changes. The borrowings have a maturity date in the year 2018, but reduce in principal amounts monthly. The decrease of $300 thousand was due to regularly scheduled principal payments. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $3.0 million in 2010 and $7.0 million in 2013 to the Treasury Board of Virginia for collateral on public funds. An additional $75.5 million was available on March 31, 2014 on the $90.6 million line of credit, which is secured by a blanket lien on our residential real estate loans.

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

Concerning the Company’s liquidity, we have $4.3 million in cash as of March 31, 2014. These funds will be used to pay operating expenses, trust preferred interest payments (upon regulatory approval), and provide additional capital injections to the Bank, if needed. As of now, all interest payments to the trust preferred securities are deferred. In the event, trust preferred interest payments are no longer deferred, then the Company may have the cash to meet this obligation without any reliance on the Bank if capital injections in the Bank are not necessary. The current deferred liability totals $2.1 million and is anticipated to be paid in the first quarter of 2015 subject to regulatory approval.

As a result of the conversion of director notes and the common stock offering, a total of 2,370,900 common stock warrants were issued. The warrants are immediately through December 2017 at a price of $1.75 per share. During 2013, 6,758 warrants were exercised, which reduced the number of warrants outstanding at March 31, 2014 to 2,364,142. When, and if, these warrants are exercised, additional funds may be received by the Company, which provides potentially up to $4.1 million in additional liquidity and capital at the Company level. Additional contingent funding sources will be explored as available.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended March 31, 2014 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

We became aware of a lawsuit against the Bank in April 2010. This case involves a claim against the Bank by a joint venture between Bank customers, some of whom are former members of senior management, and three investors. The allegation is that the joint venture, VFI, should have priority over the Bank’s deed of trust in order for VFI’s unrecorded and unrecordable ground lease to be enforceable for its full ten year term. There are also additional claims for damages resulting from allegations that the Bank’s representatives imputed liability to the Bank based upon breach of fiduciary duty, fraud, and collaboration. The parties agreed to litigate the ground lease issue first and are now in negotiations to resolve all pending issues due to the fact that the business associated with the building has ceased and the building is vacant. Attempts to mediate this matter have been unsuccessful and a pretrial hearing was held in April 2013. On January 24, 2014 a hearing was held and in March 2014 the Judge ruled in the Bank’s favor regarding VFI’s claim of unjust enrichment and a hearing was held in April 2014 to enter an order to this effect and release the lis pendens recorded against the property, however, the Judge declined to release the lis pendens pending resolution of the last remaining claim which is constructive trust and our defenses of unclean hands, laches and mootness. Two of the three plaintiffs have withdrawn their claim in this matter. Management and Bank’s counsel believe VFI’s position is not supported by law or the facts presented.

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

Date: May 14, 2014

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer

Date: May 14, 2014

Index of Exhibits

No.	Description

2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).

3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).

4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).

10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).

10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials for the Company’s 10-Q Report for the quarterly period ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Denotes management contract.