Form 10-Q
period 2014-06-30
NEW PEOPLES BANKSHARES INC
filed 2014-08-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2014
Common Stock, $2.00 par value	21,872,293

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2014	2013
INTEREST AND DIVIDEND INCOME
Loans including fees	$12,628	$14,623
Federal funds sold	1	1
Interest-earning deposits with banks	85	103
Investments	690	392
Dividends on equity securities (restricted)	63	64

Total Interest and Dividend Income	13,467	15,183

INTEREST EXPENSE
Deposits
Demand	19	49
Savings	98	116
Time deposits below $100,000	966	1,138
Time deposits above $100,000	662	803
FHLB Advances	103	126
Trust Preferred Securities	229	230

Total Interest Expense	2,077	2,462

NET INTEREST INCOME	11,390	12,721

PROVISION FOR LOAN LOSSES	—	550

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,390	12,171

NONINTEREST INCOME
Service charges	1,058	1,098
Fees, commissions and other income	1,634	1,307
Insurance and investment fees	183	174
Net realized gains on sale of investment securities	4	99
Life insurance investment income	36	68

Total Noninterest Income	2,915	2,746

NONINTEREST EXPENSES
Salaries and employee benefits	6,409	6,657
Occupancy and equipment expense	1,969	2,108
Advertising and public relations	238	197
Data processing and telecommunications	1,109	876
FDIC insurance premiums	750	755
Other real estate owned and repossessed vehicles, net	1,528	632
Other operating expenses	2,536	2,615

Total Noninterest Expenses	14,539	13,840

INCOME (LOSS) BEFORE INCOME TAXES	(234)	1,077

INCOME TAX EXPENSE (BENEFIT)	(5)	(15)

NET INCOME (LOSS)	$(229)	$1,092

Income (Loss) Per Share
Basic	$(0.01)	$0.05

Fully Diluted	$(0.01)	$0.05

Average Weighted Shares of Common Stock
Basic	21,872,293	21,869,768

Fully Diluted	21,872,293	21,869,768

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2014	2013
INTEREST AND DIVIDEND INCOME
Loans including fees	$6,240	$7,370
Federal funds sold	—	—
Interest-earning deposits with banks	47	53
Investments	348	195
Dividends on equity securities (restricted)	32	36

Total Interest and Dividend Income	6,667	7,654

INTEREST EXPENSE
Deposits
Demand	10	19
Savings	49	48
Time deposits below $100,000	475	556
Time deposits above $100,000	323	397
FHLB Advances	50	62
Trust Preferred Securities	113	117

Total Interest Expense	1,020	1,199

NET INTEREST INCOME	5,647	6,455

PROVISION FOR LOAN LOSSES	—	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,647	6,455

NONINTEREST INCOME
Service charges	554	565
Fees, commissions and other income	705	586
Insurance and investment fees	97	97
Net realized gains on sale of investment securities	1	—
Life insurance investment income	19	29

Total Noninterest Income	1,376	1,277

NONINTEREST EXPENSES
Salaries and employee benefits	3,175	3,211
Occupancy and equipment expense	958	1,027
Advertising and public relations	121	124
Data processing and telecommunications	544	465
FDIC insurance premiums	376	379
Other real estate owned and repossessed vehicles, net	752	255
Other operating expenses	1,258	1,360

Total Noninterest Expenses	7,184	6,821

INCOME (LOSS) BEFORE INCOME TAXES	(161)	911

INCOME TAX EXPENSE (BENEFIT)	(4)	(34)

NET INCOME (LOSS)	$(157)	$945

Income (Loss) Per Share
Basic	$(0.01)	$0.04

Fully Diluted	$(0.01)	$0.04

Average Weighted Shares of Common Stock
Basic	21,872,293	21,871,063

Fully Diluted	21,872,293	21,871,063

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

NET INCOME (LOSS)	$(157)	$945	$(229)	$1,092

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	400	(708)	763	(856)
Tax related to unrealized gains (losses)	(136)	241	(259)	292
Reclassification of realized gains during the period	(1)	—	(4)	(99)
Tax related to realized gains	1	—	2	33

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	264	(467)	502	(630)

TOTAL COMPREHENSIVE INCOME	$107	$478	$273	$462

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$19,216	$18,770
Interest-bearing deposits with banks	48,717	35,908
Federal funds sold	7	2

Total Cash and Cash Equivalents	67,940	54,680

Investment securities
Available-for-sale	85,831	79,126

Loans receivable	471,646	493,023
Allowance for loan losses	(11,576)	(13,080)

Net Loans	460,070	479,943

Bank premises and equipment, net	29,649	29,976
Equity securities (restricted)	2,457	2,704
Other real estate owned	14,381	15,853
Accrued interest receivable	2,032	2,286
Life insurance investments	12,219	12,118
Intangible assets	—	8
Deferred taxes	5,188	5,446
Other assets	3,049	2,571

Total Assets	$682,816	$684,711

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$143,334	$137,745
Interest-bearing	30,954	30,138
Savings deposits	112,373	104,123
Time deposits	330,222	346,991

Total Deposits	616,883	618,997

Federal Home Loan Bank advances	4,758	5,358
Accrued interest payable	2,487	2,287
Accrued expenses and other liabilities	1,959	1,613
Trust preferred securities	16,496	16,496

Total Liabilities	642,583	644,751

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 21,872,293 shares issued and outstanding	43,745	43,745
Common stock warrants	2,050	2,050
Additional paid-in-capital	13,050	13,050
Retained earnings (deficit)	(18,154)	(17,925)
Accumulated other comprehensive income (loss)	(458)	(960)

Total Stockholders’ Equity	40,233	39,960

Total Liabilities and Stockholders’ Equity	$682,816	$684,711

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2012	21,866	$43,731	$2,056	$13,081	$(19,409)	$407	$39,866

Net income	—	—	—	—	1,092	—	1,092

Exercise of Common Stock Warrants	5	11	(5)	5	—	—	11

Stock offering costs	—	—	—	(37)	—	—	(37)

Other comprehensive loss, net of tax	—	—	—	—	—	(630)	(630)

Balance, June 30, 2013	21,871	$43,742	$2,051	$13,049	$(18,317)	$(223)	$40,302

Balance, December 31, 2013	21,872	$43,745	$2,050	$13,050	$(17,925)	$(960)	$39,960

Net loss	—	—	—	—	(229)	—	(229)

Other comprehensive income, net of tax	—	—	—	—	—	502	502

Balance, June 30, 2014	21,872	$43,745	$2,050	$13,050	$(18,154)	$(458)	$40,233

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(IN THOUSANDS)

(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(229)	$1,092
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,124	1,184
Provision for loan losses	—	550
Income (less expenses) on life insurance	(101)	(133)
Gain on sale of securities available-for-sale	(4)	(99)
(Gain) loss on sale of premises and equipment	(40)	29
(Gain) loss on sale of foreclosed real estate	117	(27)
Proceeds from sale of loans	2,905	—
Adjustment of carrying value of foreclosed real estate	930	157
Accretion of bond premiums/discounts	497	420
Deferred tax expense	—	(4)
Amortization of core deposit intangible	8	28
Net change in:
Interest receivable	254	108
Other assets	(478)	152
Accrued interest payable	200	203
Accrued expenses and other liabilities	346	397

Net Cash Provided by Operating Activities	5,529	4,057

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	16,028	5,897
Purchase of securities available-for-sale	(25,109)	(23,137)
Proceeds from sale and maturities of securities available-for-sale	18,671	9,262
Sale of Federal Home Loan Bank stock	247	309
Purchase of Federal Reserve Bank stock	—	(210)
Payments for the purchase of premises and equipment	(1,167)	(862)
Proceeds from sales of premises and equipment	410	380
Proceeds from sales of other real estate owned	1,365	2,789

Net Cash Provided by (Used In) Investing Activities	10,445	(5,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of common stock warrants	—	11
Stock offering costs	—	(37)
Repayments to Federal Home Loan Bank	(600)	(600)
Net change in:
Demand deposits	6,405	5,315
Savings deposits	8,250	(12,725)
Time deposits	(16,769)	(12,803)

Net Cash Used in Financing Activities	(2,714)	(20,839)

Net increase (decrease) in cash and cash equivalents	13,260	(22,354)
Cash and Cash Equivalents, Beginning of Period	54,680	94,109

Cash and Cash Equivalents, End of Period	$67,940	$71,755

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,877	$2,259
Taxes	$—	$—

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$1,515	$3,322
Loans made to finance sale of foreclosed real estate	$575	$—

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

NOTE 2 ACCOUNTING PRINCIPLES:

The financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2014, and the results of operations for the three and six month periods ended June 30, 2014 and 2013. The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six month periods ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 FORMAL WRITTEN AGREEMENT:

Effective July 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) called (the “Written Agreement”). At June 30, 2014, we believe we have not yet achieved full compliance with the Written Agreement but we have made progress in our compliance efforts under the Written Agreement and all of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of June 30, 2014 and December 31, 2013, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2014:
Total Capital to Risk Weighted Assets:
The Company	$57,442	14.86%	$30,918	8%	$	N/A	N/A
The Bank	56,064	14.49%	30,946	8%		38,682	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	50,092	12.96%	15,459	4%		N/A	N/A
The Bank	51,146	13.22%	15,473	4%		23,209	6%
Tier 1 Capital to Average Assets:
The Company	50,092	7.33%	27,336	4%		N/A	N/A
The Bank	51,146	7.48%	27,348	4%		34,185	5%

December 31, 2013:
Total Capital to Risk Weighted Assets:
The Company	$58,305	14.39%	$32,417	8%	$	N/A	N/A
The Bank	56,602	13.96%	32,430	8%		40,538	10%
Tier 1 Capital to Risk Weighted Assets:
The Company	50,776	12.53%	16,208	4%		N/A	N/A
The Bank	51,436	12.69%	16,215	4%		24,323	6%
Tier 1 Capital to Average Assets:
The Company	50,776	7.40%	27,445	4%		N/A	N/A
The Bank	51,436	7.49%	27,460	4%		34,326	5%

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
June 30, 2014
U.S. Government Agencies	$40,111	$181	$583	$39,709
Taxable municipals	—	—	—	—
Tax-exempt municipals	—	—	—	—
Mortgage backed securities	46,415	104	397	46,122

Total Securities AFS	$86,526	$285	$980	$85,831

December 31, 2013
U.S. Government Agencies	$39,296	$246	$941	$38,601
Taxable municipals	—	—	—	—
Tax-exempt municipals	—	—	—	—
Mortgage backed securities	41,284	60	819	40,525

Total Securities AFS	$80,580	$306	$1,760	$79,126

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
U.S. Government Agencies	$10,037	$72	$13,583	$511	$23,620	$583
Mtg. backed securities	16,931	114	16,785	283	33,716	397

Total Securities AFS	$26,968	$186	$30,368	$794	$57,336	$980

December 31, 2013
U.S. Government Agencies	$26,090	$936	$570	$5	$26,660	$941
Mtg. backed securities	27,461	693	5,046	126	32,507	819

Total Securities AFS	$53,551	$1,629	$5,616	$131	$59,167	$1,760

At June 30, 2014, the available-for-sale portfolio included eighty three investments for which the fair market value was less than amortized cost. At December 31, 2013, the available-for-sale portfolio included eighty investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities had an other than temporary impairment.

The amortized cost and fair value of investment securities at June 30, 2014, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available-for-Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$51	$52	2.28%
Due after one year through five years	1,551	1,551	0.97%
Due after five years through fifteen years	32,195	32,155	1.73%
Due after fifteen years	52,729	52,073	1.84%

Total	$86,526	$85,831	1.78%

Investment securities with a carrying value of $19.1 million and $17.0 million at June 30, 2014 and December 31, 2013, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.5 million and $2.7 million as of June 30, 2014 and December 31, 2013, respectively.

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	June 30, 2014	December 31, 2013
Real estate secured:
Commercial	$116,844	$126,174
Construction and land development	15,903	22,421
Residential 1-4 family	248,454	249,187
Multifamily	11,873	11,482
Farmland	26,386	28,892

Total real estate loans	419,460	438,156
Commercial	21,286	24,955
Agriculture	3,923	3,718
Consumer installment loans	26,861	26,055
All other loans	116	139

Total loans	$471,646	$493,023

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	June 30, 2014	December 31, 2013
Real estate secured:
Commercial	$11,328	$16,098
Construction and land development	743	775
Residential 1-4 family	6,975	4,852
Multifamily	164	171
Farmland	4,951	5,315

Total real estate loans	24,161	27,211
Commercial	859	947
Agriculture	40	45
Consumer installment loans	53	104
All other loans	—	—

Total loans receivable on nonaccrual status	$25,113	$28,307

Total interest income not recognized on nonaccrual loans for six months ended June 30, 2014 and 2013 was $273 thousand and $193 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of June 30, 2014 and December 31, 2013:

As of June 30, 2014 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$11,969	$126	$10,754	$11,574	$—
Construction and land development	282	1	202	213	—
Residential 1-4 family	2,690	52	2,441	2,643	—
Multifamily	324	8	322	322	—
Farmland	4,980	77	5,997	6,733	—
Commercial	310	—	298	298	—
Agriculture	66	2	65	81	—
Consumer installment loans	9	—	13	13	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	7,738	76	4,966	5,423	893
Construction and land development	639	13	800	897	218
Residential 1-4 family	5,198	113	4,954	5,161	1,288
Multifamily	321	13	429	429	75
Farmland	3,527	60	2,245	2,272	560
Commercial	633	2	561	669	39
Agriculture	43	1	36	36	36
Consumer installment loans	16	—	6	6	—
All other loans	—	—	—	—	—

Total	$38,745	$544	$34,089	$36,770	$3,109

As of December 31, 2013 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$16,270	$300	$9,807	$10,276	$—
Construction and land development	2,246	26	336	345	—
Residential 1-4 family	4,276	126	2,557	2,727	—
Multifamily	652	16	326	326	—
Farmland	4,260	166	2,533	2,670	—
Commercial	717	7	315	423	—
Agriculture	71	6	60	60	—
Consumer installment loans	51	2	12	12	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	12,080	441	12,092	13,924	1,942
Construction and land development	492	9	554	640	138
Residential 1-4 family	3,980	260	5,458	5,824	1,180
Multifamily	561	17	268	268	39
Farmland	4,116	114	6,109	6,797	653
Commercial	1,012	3	672	740	208
Agriculture	138	4	55	71	43
Consumer installment loans	22	2	22	22	3
All other loans	—	—	—	—	—

Total	$50,944	$1,499	$41,176	$45,125	$4,206

An age analysis of past due loans receivable was as follows:

As of June 30, 2014 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$1,902	$547	$5,035	$7,484	$109,360	$116,844	$—
Construction and land development	237	152	363	752	15,151	15,903	—
Residential 1-4 family	6,202	1,798	2,014	10,014	238,440	248,454	—
Multifamily	246	—	—	246	11,627	11,873	—
Farmland	130	32	3,870	4,032	22,354	26,386	—

Total real estate loans	8,717	2,529	11,282	22,528	396,932	419,460	—
Commercial	570	—	343	913	20,373	21,286	—
Agriculture	8	—	40	48	3,875	3,923	—
Consumer installment Loans	181	20	23	224	26,637	26,861	—
All other loans	13	6	—	19	97	116	—

Total loans	$9,489	$2,555	$11,688	$23,732	$447,914	$471,646	$—

As of December 31, 2013 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$7,192	$1,713	$4,174	$13,079	$113,095	$126,174	$—
Construction and land development	505	183	347	1,035	21,386	22,421	—
Residential 1-4 family	6,391	1,067	1,271	8,729	240,458	249,187	—
Multifamily	—	436	—	436	11,046	11,482	—
Farmland	1,869	137	3,986	5,992	22,900	28,892	—

Total real estate loans	15,957	3,536	9,778	29,271	408,885	438,156	—
Commercial	135	14	902	1,051	23,904	24,955	—
Agriculture	26	20	13	59	3,659	3,718	—
Consumer installment Loans	241	48	8	297	25,758	26,055	—
All other loans	11	7	1	19	120	139	1

Total loans	$16,370	$3,625	$10,702	$30,697	$462,326	$493,023	$1

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of June 30, 2014 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$97,476	$5,040	$14,328	$—	$116,844
Construction and land development	12,652	1,999	1,252	—	15,903
Residential 1-4 family	234,639	1,911	11,904	—	248,454
Multifamily	11,444	—	429	—	11,873
Farmland	17,840	405	8,141	—	26,386

Total real estate loans	374,051	9,355	36,054	—	419,460
Commercial	17,534	2,794	958	—	21,286
Agriculture	3,816	—	107	—	3,923
Consumer installment loans	26,716	—	145	—	26,861
All other loans	116	—	—	—	116

Total	$422,233	$12,149	$37,264	$—	$471,646

As of December 31, 2013 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$100,403	$4,586	$21,185	$—	$126,174
Construction and land development	19,138	2,107	1,176	—	22,421
Residential 1-4 family	234,857	1,916	12,213	201	249,187
Multifamily	10,777	266	439	—	11,482
Farmland	19,935	411	8,546	—	28,892

Total real estate loans	385,110	9,286	43,559	201	438,156
Commercial	23,258	634	1,034	29	24,955
Agriculture	3,583	11	124	—	3,718
Consumer installment loans	25,879	—	176	—	26,055
All other loans	139	—	—	—	139

Total	$437,969	$9,931	$44,893	$230	$493,023

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended June 30, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of June 30, 2014 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$5,203	$(1,004)	$58	$—	$(586)	$3,671
Construction and land development	1,184	(34)	13	—	(388)	775
Residential 1-4 family	3,316	(348)	39	—	601	3,608
Multifamily	133	—	—	—	48	181
Farmland	1,224	(224)	—	—	113	1,113

Total real estate loans	11,060	(1,610)	110	—	(212)	9,348
Commercial	1,147	—	20	—	(560)	607
Agriculture	337	(1)	—	—	(166)	170
Consumer installment loans	153	(39)	16	—	31	161
All other loans	2	—	—	—	(1)	1
Unallocated	381	—	—	—	908	1,289

Total	$13,080	$(1,650)	$146	$—	$—	$11,576

	Allowance for Loan Losses			Recorded Investment in Loans
As of June 30, 2014 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$893	$2,778	$3,671	$15,720	$101,124	$116,844
Construction and land development	218	557	775	1,002	14,901	15,903
Residential 1-4 family	1,288	2,320	3,608	7,395	241,059	248,454
Multifamily	75	106	181	751	11,122	11,873
Farmland	560	553	1,113	8,242	18,144	26,386

Total real estate loans	3,034	6,314	9,348	33,110	386,350	419,460
Commercial	39	568	607	859	20,427	21,286
Agriculture	36	134	170	101	3,822	3,923
Consumer installment loans	—	161	161	19	26,842	26,861
All other loans	—	1	1	—	116	116
Unallocated	—	1,289	1,289	—	—	—

Total	$3,109	$8,467	$11,576	$34,089	$437,557	$471,646

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At June 30, 2014 there were $8.9 million in loans that are classified as troubled debt restructurings compared to $12.3 million at December 31, 2013. The following table presents information related to loans modified as troubled debt restructurings during the six and three months ended June 30, 2014 and 2013.

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	1	$288	$288
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	—	—	—	1	288	288
Commercial	—	—	—	1	51	32
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	1	14	14
All other loans	—	—	—	—	—	—

Total	—	$—	$—	3	$353	$334

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—

Total	—	$—	$—	—	$—	$—

During the six months ended June 30, 2014, the Company modified no loans that were considered to be troubled debt restructurings. During the six months ended June 30, 2013, the Company modified 3 loans that were considered to be troubled debt restructurings. We modified the terms for 1 loan and on 2 loans we modified the terms and lowered the interest rate.

The following table presents information related to loans modified as a troubled debt restructurings that defaulted during the six and three months ended June 30, 2014 and 2013, and within twelve months of their modification date. A troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

Troubled Debt Restructurings That Subsequently Defaulted During the Period (Dollars are in thousands)	For the six months ended June 30, 2014		For the six months ended June 30, 2013
	# of Loans	Recorded Investment	# of Loans	Recorded Investment
Real estate secured:
Commercial	—	$—	—	$—
Construction and land development	—	—	—	—
Residential 1-4 family	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—

Total real estate loans	—	—	—	—
Commercial	—	—	—	—
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Total	—	$—	—	$—

Troubled Debt Restructurings That Subsequently Defaulted During the Period (Dollars are in thousands)	For the three months ended June 30, 2014		For the three months ended June 30, 2013
	# of Loans	Recorded Investment	# of Loans	Recorded Investment
Real estate secured:
Commercial	—	$—	—	$—
Construction and land development	—	—	—	—
Residential 1-4 family	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—

Total real estate loans	—	—	—	—
Commercial	—	—	—	—
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Total	—	$—	—	$—

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

NOTE 9 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants are determined by the Treasury method. For the three and six months ended June 30, 2014 and 2013, potential common shares of 2,638,666 and 2,707,208, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income (loss) per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(157)	$945	$(229)	$1,092
Weighted average shares outstanding	21,872,293	21,871,063	21,872,293	21,869,768
Dilutive shares for stock options and warrants	—	—	—	—

Weighted average dilutive shares outstanding	21,872,293	21,871,063	21,872,293	21,869,768

Basic income (loss) per share	$(0.01)	$0.04	$(0.01)	$0.05
Diluted income (loss) per share	$(0.01)	$0.04	$(0.01)	$0.05

NOTE 10 TRUST PREFERRED SECURITIES AND DEFERRAL OF INTEREST PAYMENTS:

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at June 30, 2014 of 2.00%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at June 30, 2014 of 2.83%.

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

In October 2009, a restriction to pay dividends from the Bank to the Company was issued by the Federal Reserve Bank of Richmond. As a result, dividends on trust preferred securities issued by the Company shall be deferred until such restriction is removed. This deferral is for a period of 60 months, and could potentially continue until the 1st quarter of 2015. Although the Company has sufficient funds on hand at present to pay the deferred interest and avoid default, a decision of the regulatory authorities to permit payment is required and cannot be assured at this time. Dividends in arrears on the trust preferred securities were $2.2 million and $2.0 million as of June 30, 2014 and December 31, 2013, respectively and are included in accrued interest payable on the balance sheets.

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

Investment Securities Available-for-Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $85.8 million and $79.1 million at June 30, 2014 and December 31, 2013, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amounts of impaired loans carried at fair value were $31.0 million and $37.0 million at June 30, 2014 and December 31, 2013, respectively.

Foreclosed Assets - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral if further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $14.4 million and $15.9 million at June 30, 2014 and December 31, 2013, respectively.

Assets and liabilities measured at fair value are as follows as of June 30, 2014 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available-for-sale investments
U.S. Government Agencies	$—	$39,709	$—
Mortgage backed securities	—	46,122	—

(On a non-recurring basis)
Other real estate owned	—	—	14,381
Impaired loans:
Real estate secured:
Commercial	—	—	14,827
Construction and land development	—	—	784
Residential 1-4 family	—	—	6,107
Multifamily	—	—	676
Farmland	—	—	7,682
Commercial	—	—	820
Agriculture	—	—	65
Consumer installment loans	—	—	19
All other loans	—	—	—

Total	$—	$85,831	$45,361

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$30,980	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$14,381	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of June 2014 and December 2013.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

June 30, 2014
Financial Instruments – Assets
Net Loans	$460,070	$461,632	$—	$430,652	$30,980

Financial Instruments – Liabilities
Time Deposits	330,222	331,854	—	331,854	—
FHLB Advances	4,758	4,758	—	4,758	—

December 31, 2013
Financial Instruments – Assets
Net Loans	$479,943	$482,285	$—	$445,315	$36,970

Financial Instruments – Liabilities
Time Deposits	346,991	348,944	—	348,944	—
FHLB Advances	5,358	5,358	—	5,358	—

NOTE 12 SUBSEQUENT EVENTS:

In July, 2014 it was announced that the decision had been made to close four of our branch locations. The locations are Bland, Norton, and Jonesville, Virginia and Bluewell, West Virginia. At this time management expects to retain two of the branches for administrative uses and also possible future expansion of NPB Insurance Services, Inc. Management is still discussing the possible uses of the other two branches with a book value of $1.6 million, including the possible sale of these branches. Future losses may be incurred as a result of the potential writedown of these locations to fair value if the decision is made to sell the branches.

NOTE 13 RECENT ACCOUNTING DEVELOPMENTS:

The following is a summary of recent authoritative announcements:

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Accounting Standards Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Written Agreement Progress Report

At June 30, 2014, we believe we have not yet achieved full compliance with the Agreement but we have made progress in our compliance efforts under the Agreement. We are aggressively working to comply with the Agreement and have timely submitted each required plan by its respective deadline. We have worked with independent consultants to assist us in these efforts and the following actions have taken place:

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

In accordance with our capital plan, we began a common stock offering in July 2012 to existing shareholders followed by an offering to the public during the third and fourth quarters of 2012. The offering was closed on December 20, 2012 and proceeds of $12,061,257 were received on December 28, 2012. Upon receipt of the proceeds we injected $7.0 million of capital into the Bank. The remaining net proceeds are held at the Company and will be used for payment of operating expenses and, when permitted by regulatory authorities, the payment of deferred trust preferred interest. The remaining additional cash may be used for future capital injections, if needed; thus, providing a source of strength at the holding company level for the Bank. Because the trust preferred interest deferral period ends in the first quarter 2015 (see Note 10 to the Consolidated Financial Statements), accrued interest becomes due then. Although the Company has sufficient funds on hand at present to pay the deferred interest and avoid default, a decision of the regulatory authorities to permit payment is required and cannot be assured at this time. In addition, the conversion of the director notes to common stock and the recent stock offering included common stock warrants that may be exercised through December 2017 and potentially provide additional capital if, and when, they are exercised. A total of 2,364,142 common stock warrants were outstanding as of June 30, 2014 with an exercise price of $1.75. Assuming all of these warrants are exercised before expiration, then an additional $4.1 million in capital would be provided by their exercise.

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

5.	Enhanced loan concentration identification and new procedures for monitoring and managing concentrations have been implemented. Loan concentration targets have been established and efforts continue to reduce higher risk concentrations. In particular, construction and development loans and commercial real estate loans have been reduced and continue to decrease to be within acceptable levels as determined by the new policies.

6.	To strengthen management of credit quality and loan production, we added a new Chief Credit Officer, Stephen Trescot, in the first quarter of 2011 who brought vast credit administration experience to our management team. Sharon Borich, our former Chief Credit Officer, assumed the role of Senior Lending Officer with oversight of loan production and business development which is her area of expertise. On February 28, 2014, Stephen Trescot retired as Executive Vice President and Chief Credit Officer of the Bank. Karen Wimmer was appointed as Executive Vice President and Chief Credit Officer of the Bank effective March 1, 2014. Ms. Wimmer previously served as Senior Vice President and Senior Credit Officer of the Bank since the fourth quarter of 2012 in which she reported directly to Mr. Trescot. Ms. Wimmer has a total of 26 years of banking experience. Mr. Trescot may continue to provide consulting services to the Bank on a contractual basis as deemed necessary.

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

7.	We have retained an independent third party to perform loan reviews on a quarterly basis in 2010 and 2011 and engaged them to perform this function in June 2012 and December 2012. We engaged them to perform this function in June 2013, December 2013, June 2014 and December 2014. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period. In 2013, we began conducting our own loan portfolio stress test.

8.	To support the focus on problem credit management the Bank further developed, in March, 2011, a Special Assets department which reports to the Chief Credit Officer. Presently, the department has one workout specialist/Vice President, one collector managing other real estate owned properties, a collections supervisor/Vice President, and two support personnel, exclusive of legal department staff. Substantially all the credits in the Bank which are risk rated Substandard or worse are assigned to this department once all efforts to return the credit to a satisfactory rating have been exhausted. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, and relevant watch list credits. Also as a functioning part of this department is the Bank’s legal department which is co-managed by the Chief Credit Officer and the Chief Executive Officer depending upon the legal issue being addressed. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates on all problem credits in excess of $1.0 million. A quarterly management watch list committee has been established to actively manage and monitor these credits. Recently an experienced real estate broker was employed under an independent contract basis to facilitate the Bank’s need to substantially reduce its OREO portfolio. The consultant/broker individually reviews each OREO property for possible pricing reductions or potential marketing opportunities to allow for an accelerated sale process.

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

10.	We have significantly increased our asset based liquidity sources throughout 2010, 2011, 2012, 2013 and 2014 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations. We are further developing an investment portfolio, as well. The investment portfolio has grown to $85.8 million at June 30, 2014 from $4.7 million at December 31, 2010.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

The Company had a net loss for the quarter ended June 30, 2014 of $157 thousand as compared to net income of $945 thousand for the quarter ended June 30, 2013. Basic net loss per share was $0.01 for the quarter ended June 30, 2014 as compared to basic net income per share of $0.04 for the quarter ended June 30, 2013. The Company had a net loss for the first six months ending June 30, 2014 of $229 thousand, or basic net loss per share of $0.01, as compared to the six months ending June 30, 2013 whereby the Company had net income totaling $1.1 million, or $0.05 basic net income per share. The net loss for the quarter ended June 30, 2014 and the first six months is primarily the results of decreased interest income from lower loan volume and an increase in other real estate owned expenses when compared to the quarter ended and six months ended June 30, 2013.

In the second quarter of 2014, our net interest margin was 3.70%, as compared to 4.12% for the same period in 2013. The decrease in net interest income of $808 thousand during the second quarter of 2014 and $1.3 million for the first six months ending June 30, 2014 as compared to the same period in 2013 is primarily related to a decreased loan portfolio, continued high level of nonperforming assets, and new loans being booked at lower interest rates. In addition, our cost of funds has decreased; however, this decrease has been at a slower pace than the decrease in interest income.

Total deposits slightly decreased $2.1 million from $619.0 million at December 31, 2013 to $616.9 million at June 30, 2014. We have experienced a $14.7 million, or 5.39%, increase in noninterest bearing core deposits, interest bearing demand deposits and savings deposits; however, this increase is offset by a larger volume of time deposits decreasing by $16.8 million, or 4.83%, from $347.0 million at December 31, 2013 to $330.2 million at June 30, 2014. The continued decrease in time deposits due to the interest rate environment is helping us lower our cost of funds.

Total assets remained relatively flat as they decreased $1.9 million, or 0.28%, to $682.8 million at June 30, 2014 from $684.7 million at December 31, 2013. This decrease was due primarily to the decrease in time deposits as mentioned above. We believe total assets will decrease somewhat in the near future as we have recently announced the closing of four branch locations and do not expect to retain all of the deposits of these offices. The locations are Bland, Norton and Jonesville, Virginia and Bluewell, West Virginia. The customers of these locations will continue receiving service at our other branches that are nearby.

At June 30, 2014, the Company remains well-capitalized. The Tier 1 leverage ratio was 7.33% at June 30, 2014, compared to 7.40% at December 31, 2013. The Tier 1 risk based ratio was 12.96% at June 30, 2014, compared to 12.53% at December 31, 2013. The Total risked based capital ratio was 14.86% at June 30, 2014, compared to 14.39% at December 31, 2013.

At June 30, 2014, the Bank also remains well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at June 30, 2014 for the Bank: Tier 1 leverage ratio of 7.48%, Tier 1 risk based capital ratio of 13.22%, and Total risk based capital ratio of 14.49%. The ratios were as follows at December 31, 2013: Tier 1 leverage ratio of 7.49%, Tier 1 risk based capital ratio of 12.69%, and Total risk based capital ratio of 13.96%.

Total loans have continued to decrease in 2014 by $21.4 million, or 4.33%, to $471.6 million at June 30, 2014 as compared to $493.0 million at December 31, 2013. This is the result of sustained periods of low loan demand, charge offs of $1.7 million for the first six months of 2014, aggressive resolution of problem loans through collection efforts and selling nonperforming loans, and tighter underwriting guidelines. We anticipate some further decreases in the loan portfolio in the near future as we continue our efforts to decrease nonperforming loans. We expect to replace some of these nonperforming loans with high quality loans and to maintain good lending relationships. We have hired two seasoned commercial lenders in 2014 to help us manage and maintain existing relationships and to develop new business as well.

We believe the focus on developing new and existing lending relationships should continue to slow the pace of the reduction of total loans, subject, of course, to the impact of the underperforming economy and heightened competition in the banking industry.

Although asset quality is improving, the level of nonperforming assets remains higher than we desire as a result of the prolonged deterioration of the residential and commercial real estate markets, as well as the recessionary period. However, we have seen improvements during the second quarter of 2014. The ratio of nonperforming assets to total assets lowered to 5.78% at June 30, 2014 as compared to 6.45% at December 31, 2013. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $39.5 million at June 30, 2014 from $44.2 million at December 31, 2013, a reduction of $4.7 million, or 10.57%. The majority of these assets are loans secured by commercial real estate, residential mortgages, and farmland and other real estate owned properties. We are undertaking extensive and more aggressive efforts to work out these credits and liquidate foreclosed properties which we believe will accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets as is reflected in earnings for the quarter and first six months of 2014. In the first six months of 2014, net charge offs were $1.5 million as compared to $3.1 million in the same period of 2013. Net charge offs for the first six months of 2014 were related to real estate residential, construction, commercial and farmland loans with collateral values that are dependent upon current market and economic conditions when these are ascertainable and the sale of nonperforming loans sometimes at a steeper discount than normal, with the loss charged off. Delinquencies also showed improvement in the second quarter of 2014 as total past dues decreased to $23.7 million at June 30, 2014 from $30.7 million at December 31, 2013, an improvement of $7.0 million, or 22.69% decrease.

We have continued our progress in identifying the risks in our loan portfolio and strengthening asset quality. In addition, we have continued to improve our lending policies and train our lending staff on these policies and procedures. Each of these steps is critical to minimize future losses and to strengthen asset quality of the Bank. Our allowance for loan loss at June 30, 2014 is $11.6 million, or 2.45% of total loans as compared to $13.1 million, or 2.65% of total loans at December 31, 2013. No provision for loan losses was recorded during the first six months of 2014 as compared to $550 thousand in the same period for 2013. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to modify the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary. Impaired loans decreased $7.1 million, or 17.21%, to $34.1 million with an estimated allowance of $3.1 million for potential losses at June 30, 2014 as compared to $41.2 million in impaired loans with an estimated allowance of $4.2 million at the end of 2013.

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

Balance Sheet Changes

At June 30, 2014, total assets were $682.8 million, a decrease of $1.9 million, or 0.28%, from December 31, 2013. Total deposits decreased $2.1 million, or 0.34%, for the first six months of 2014 to $616.9 million from $619.0 million at December 31, 2013. Total loans decreased $21.4 million, or 4.34%, to $471.6 million at June 30, 2014 from $493.0 million at December 31, 2013.

Core deposits increased as noninterest bearing deposits grew 4.06%, or $5.6 million, from $137.7 million at December 31, 2013 to $143.3 million at June 30, 2014. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. We experienced a small increase of $816 thousand in interest bearing demand deposits during the first six months of 2014. We continue our efforts to increase core deposit levels.

Savings deposits have grown for the first six months of 2014 by $8.3 million in savings deposits and a decrease in time deposits of $16.8 million during the first six months of 2014. The decrease in time deposits, our highest cost deposit funding source, is attributed to our plan to decrease higher cost deposits in order to improve earnings and increase capital ratios. This is the result of decreased interest rates offered in this very low interest rate environment.

We may experience an overall decrease in total deposits over the next year as we close four offices and combine them with nearby offices. This decision was made in July 2014 after we conducted an in-depth internal analysis of our branch network based on profitability, market growth potential, and proximity to other offices. We plan on the branch closures to take place on October 31, 2014.

We are working, however, to increase demand and savings deposits in other branches as we further optimize our branch network and develop our customer relationships. We believe there are opportunities for this segment of deposit growth in various markets that we serve. We also expect to continue to lose higher cost deposits in the near future.

Total loans decreased to $471.6 million at June 30, 2014 from $493.0 million at year end 2013 primarily as the result of decreased loan demand, charge offs of $1.7 million for the first six months of 2014, foreclosures, nonperforming loan sales and tighter underwriting guidelines. We anticipate the loan portfolio to continue to decrease as we workout problem loans. However, we plan to maintain and, if possible, grow the level of the remaining portion of the loan portfolio with our lending staff. We have recently hired two seasoned commercial lenders to help us manage and grow commercial loans. In addition, we have transferred a special assets officer to agricultural lending in 2014 to help us grow this market. We remain committed to serving our customers. Our lending personnel continue to receive training to meet the needs of our customers and to develop new business with qualified borrowers that will ensure a stronger loan portfolio in the future.

Other real estate owned (“OREO”) decreased $1.5 million to $14.4 million at June 30, 2014 from $15.9 million at December 31, 2013. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. We want to reduce the level of OREO faster to reduce the level of nonperforming assets at the Bank, but keeping in mind the impact to earnings and capital. During the first half of 2014, we retained the services of a real estate broker to assist us in marketing our OREO properties. The properties were systematically reviewed and management was advised on pricing adjustments that could be taken to help make the properties more marketable, which in some cases reduced the price below the fair value of the property (which is based on an appraisal less estimated disposition costs). As a result of this consultation, we wrote down various properties in the second quarter of 2014 by $465 thousand bringing the total amount of writedowns year-to-date June 30, 2014 to $930 thousand as compared to $157 thousand for the same period of 2013. Newly added properties are being reviewed as they are booked into OREO. This is an ongoing process and as they continue to be monitored, additional writedowns are possible. During the first six months of 2014, we acquired $1.5 million in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $1.9 million of our properties with losses totaling $117 thousand. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. However, as we are taking a more aggressive approach toward liquidating properties to reduce our level of foreclosed properties, we anticipate the levels to decrease.

Total investments continue to grow as a part of funds management. Total investments have grown $6.7 million during the first six months of 2014 to $85.8 million at June 30, 2014 from $79.1 million at December 31, 2013. Interest bearing deposits with banks also have grown in 2014 to $48.7 million from $35.9 million at December 31, 2013. As deemed appropriate, we will continue to invest surplus overnight funds in investment securities to help increase interest income. Consequently, we anticipate the investment portfolio to continue to grow throughout 2014.

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income decreased $808 thousand, or 12.52%, to $5.6 million for the second quarter of 2014 from $6.5 million for the same period in 2013. For the first six months of 2014, net interest income has decreased $1.3 million, or 10.46%, from $12.7 million for the six months ending June 30, 2013 to $11.4 million for the same period of June 30, 2014.

The decrease in net interest income is due primarily to a reduction in loans during the first six months of 2014, decreased interest income from new and renewed loans recorded at lower interest rates, and the level of nonearning assets, i.e. nonaccrual loans and other real estate owned properties. Loan interest income decreased $1.1 million, or 15.33%, from $7.4 million for the second quarter of 2013 to $6.2 million for the second quarter of 2014. Loan interest income for the first six months of 2014 has decreased $2.0 million, or 13.64%, from $14.6 million as of June 30, 2013 to $12.6 million as of June 30, 2014. This is as a result of the decrease in loan volume and loans priced at lower interest rates due to market conditions.

Nonaccrual loans have decreased to $25.1 million at June 30, 2014 from $28.3 million at December 31, 2013. Although the nonaccrual loans are trending downward, the continued high volume of nonaccrual loans negatively affects interest income as the majority of these loans are nonearning assets. With regard to recognition of interest income on impaired loans, interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on nonaccrual status. If the impaired loan is not on nonaccrual status, then the interest income on the loan is computed using the effective interest method. If there is serious doubt about the collectability of an impaired loan, it is the Bank’s policy to stop accruing interest on a loan and classify that loan as nonaccrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and prospects for future contractual payments are reasonably assured. In addition, funds generated from a shrinking loan portfolio are reinvested at lower interest rates in both overnight deposits for liquidity purposes and in investment securities. If nonaccruing loans increase, it may reduce our net interest margin further.

We continue to manage our yields on assets and our costs of funds to attempt to improve interest income. As mentioned earlier, our loan portfolio has decreased and as a result the interest income generated by these higher earning assets has been redeployed into investment securities, a lower yielding asset. Investment interest income has grown for the second quarter of 2014 to $348 thousand from $195 thousand for the second quarter of 2013. For the first six months, interest income from investments increased 76.02%, or $298 thousand, from $392 thousand as of June 30, 2013 to $690 thousand as of June 30, 2014. We anticipate investment interest income to continue to increase in the future as the investment portfolio continues to grow. Although this area of interest income increases, it is at a much lower yield that loan interest income and will not offset the lost loan interest income resulting from a shrinking loan portfolio and high levels of nonaccrual loans.

Interest expense decreased $179 thousand, or 14.93%, from $1.2 million for the quarter ending June 30, 2013 to $1.0 million for the same quarter of 2014 as a result of time deposits re-pricing at lower interest rates at maturity, and a shift in the deposit mix whereby our higher cost time deposits were replaced with lower cost deposit products. Interest expense for the first six months declined $385 thousand, or 15.64%, to $2.1 million as of June 30, 2014 as compared to $2.5 million as of June 30, 2013.

As a result our net interest margin decreased to 3.70% in the second quarter of 2014 as compared to 4.12% for the same period in 2013. Year-to-date June 30, 2014 and 2013, respectively, our net interest margin decreased to 3.74% from 4.04%. We are trying to preserve the net interest margin as much as possible, but we may experience some decrease in the net interest margin as new and renewed loans are sometimes priced at lower market interest rates, the loan portfolio decreases, funds are invested in lower yielding securities, and opportunities to lower our cost of funds diminish as deposits reprice closer to existing interest rates in the future. Management is addressing this potential negative impact to interest income as deemed appropriate.

Noninterest Income

In order to offset the trending decrease in net interest income, we have been working to increase noninterest income. For the second quarter of 2014, noninterest income increased to $1.4 million from $1.3 million for the same period in 2013. Year-to-date June 30, 2014, noninterest income has increased to $2.9 million from $2.7 million in 2013. The majority of the increase comes from increased interchange fee income from the increased issuance of debit cards and also from a stricter policy of waiving fees. Additionally, efforts to increase noninterest income in the future is expected to come from the Bank’s subsidiary, NPB Insurance Services, Inc., a full-service insurance agency, which began operations in the first quarter of 2013, and deals in personal and group life, property and casualty, health, and disability products. During the second quarter, we added another insurance agent to further increase production and income.

Noninterest Expense

Noninterest expense increased $363 thousand, or 5.32%, to $7.2 million for the second quarter 2014 as compared to $6.8 million for the second quarter of 2013. Noninterest expenses increased $699 thousand, or 5.05%, for the first six months of 2014 from $13.8 million as of June 30, 2013 to $14.5 million as of June 30, 2014.

The primary contributor to the increase in expenses is related to OREO expenses which management is working diligently to reduce. OREO expenses result from market value adjustments or writedowns, losses on the sale of properties, and expenses related to maintaining the properties, i.e. insurance, taxes, utilities, etc. Due to the aggressive stance that management has taken to reduce these nonperforming assets, higher expenses have been incurred. OREO writedowns have increased to $930 thousand for the first six months of 2014 as compared to $157 thousand for the same period in 2013. Losses on the sales of OREO properties have increased to $117 thousand in the first six months of 2014 by $144 thousand as compared to a gain on the sale of OREO properties through June 30, 2013. OREO levels have decreased in 2014 to $14.4 million at June 30, 2014 as compared to $15.9 million at December 31, 2013. We anticipate the levels to continue to decrease; however, we cannot guarantee that this will happen as we continue to resolve problem loans that may end up in foreclosed properties in the future.

Although OREO related expenses increased sharply, nearly every other category of noninterest expenses either decreased or remained nearly the same from second quarter period to period. Year-to-date noninterest expenses showed some increase in data processing and telecommunications expenses due to outsourced statement processing and advertising expenses due to loan promotions. Salaries and benefits slightly decreased $36 thousand in the quarter-to-quarter comparison from $3.2 million at June 30, 2013 to $3.2 million for the same period in 2014. For the six months ending June 30, 2014, salaries and benefits decreased $248 thousand to $6.4 million as compared to $6.7 million for the same period in 2013. Total full time equivalent employees have decreased to 269 at June 30, 2014 from 284 at June 30, 2013, a reduction of 15, or 5.28%.

In order to further reduce noninterest expenses, we have chosen to close four offices and combine them with existing nearby locations. We estimate this will generate approximately $1.0 million in cost savings annually most likely beginning in 2015. We will continue to evaluate expenses and strive to improve the overall efficiency of the organization.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 102.29% for the second quarter of 2014 as compared to 88.22% for the same period in 2013 and 101.64% for the first six months of 2014 as compared to 89.48% for the same period in 2013. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity. We anticipate the efficiency ratio to improve in the future.

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

The allowance for loan losses decreased to $11.6 million at June 30, 2014 as compared to $13.1 million at December 31, 2013. The allowance for loan losses at June 30, 2014 was approximately 2.45% of total loans as compared to 2.65% at December 31, 2013 and 2.79% at June 30, 2013. Net loans charged off for the first six months of 2014 were $1.5 million, or 0.62% of average loans, and $3.1 million, or 1.21% of average loans, for the first six months of 2013. No provision for loan losses was made during the first six months of 2014 as compared with $550 thousand in first half of 2013, of which no provision was made in the second quarter of 2013. No provisions for loan losses have been made now for five consecutive quarters ending the second quarter of 2014.

We have experienced a decrease in loan delinquencies and decrease in nonaccrual loans during the first six months of 2014. Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks of default and loan losses. At June 30, 2014, there were 158 loans in non-accrual status totaling $25.1 million, or 5.32% of total loans. At December 31, 2013, there were 129 loans in non-accrual status totaling $28.3 million, or 5.74% of total loans. The amounts of interest that would have been recognized on these loans were $19 thousand and $99 thousand for the three months ended June 30, 2014 and 2013, respectively. The amounts of interest that would have been recognized on these loans were $273 thousand and $193 thousand for the six months ended June 30, 2014 and 2013, respectively. There were no loans past due 90 days or greater and still accruing interest at June 30, 2014 compared to 5 loans past due 90 days or greater and still accruing interest totaling $1 thousand at year end 2013. There were $8.9 million in loans classified as troubled debt restructurings as of June 30, 2014 as compared to $12.3 million in loans classified as troubled debt restructurings as of December 31, 2013. Of the loans classified as troubled debt restructurings at June 30, 2014, $3.0 million were in non-accrual status, compared to $6.8 million at December 31, 2013. We do not have any commitments to lend additional funds to non-performing debtors.

Certain risks exist in the Bank’s loan portfolio. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but remain relatively stable. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible as the coal mining and natural gas industry have been negatively affected in the past couple of years due to the increase in natural gas supplies from “fracking”, layoffs and environmental legislation. We do not foresee a major impact upon the Bank unless an additional severe downturn occurs which we believe is not highly likely. We are monitoring these industries. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Commercial loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is to be determined by the loan officer. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss. For the year 2013, we engaged a third party loan review firm to conduct semiannual loan reviews and have engaged them to perform this function in 2014 on a semiannual basis. Our most recent loan review was conducted in June 2014. Upon their review, loans risk ratings may change from the rating assigned by the respective lender. We have experienced minimal rating changes in more recent reviews indicating better risk identification for the loan portfolio in light of the experience from the severe recession.

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

At 90 days past due, or earlier if the customer has filed bankruptcy, for non 1-4 family residential secured loans, the collateral value less estimated liquidation costs is compared to the loan balance to calculate any potential deficiency. If there is sufficient collateral, no charge-off is necessary. If there is a deficiency, then upon the loan becoming contractually 120 days past due, the deficiency is charged-off against the allowance for loan loss. In the case of 1-4 family residential or home equity loans, upon the loan becoming 120 days past due, a current value is obtained and after application of an estimated liquidation discount, a comparison is made to the loan balance to calculate any deficiency. Subsequently, any noted deficiency is then charged-off against the allowance for loan loss when the loan becomes contractually 180 days past due. If the customer has filed bankruptcy, then within 60 days of the bankruptcy notice, any calculated deficiency is charged-off against the allowance for loan loss. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

All loans classified as substandard, doubtful and loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits, generally through the review of the appraisal. If the appraisal is current, less than twelve months old, and has been reviewed, then if no negative information regarding the appraised value is obtained, the value is accepted, and impairment, if required is made. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable. If this review determines that the appraisal is not reasonable, then a new appraisal is ordered, in most cases. Impaired loans decreased to $34.1 million with $14.9 million requiring a valuation allowance of $3.1 million at June 30, 2014 as compared to $41.2 million with $25.2 million requiring a valuation allowance of $4.2 million at December 31, 2013. Of the $34.1 million recorded as impaired loans, $19.6 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Management is aggressively working to reduce the impaired credits at minimal loss.

In the second quarter of 2014, two nonperforming loans totaling $3.2 million were sold to further reduce the high level of nonaccrual loans. A charge off of $474 thousand was realized which was fully absorbed by unallocated portion of the allowance for loan losses with no additional provisions needed. We will continue to evaluate certain loans to determine if additional loans may be sold at minimal impact to earnings and to capital levels in the near future as we aggressively work to reduce the level of nonperforming loans.

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

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a deferred tax asset of $5.2 million existed at June 30, 2014 compared to $5.4 million at December 31, 2013. During the first six months of 2014 and 2013 no deferred tax asset valuation allowance was recorded. The total valuation allowance remained $6.4 million at June 30, 2014. Management reviewed the June 30, 2014 deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that no additional deferred tax asset valuation allowance was required. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential increased investment income, operational efficiencies realized through cost savings initiatives, and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $6.4 million allowance, would be realizable. As of June 30, 2014, the Company had $17.2 million of net operating loss carryforwards which will expire in 2031 thru 2034. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

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

Capital Resources

Total capital at the end of the second quarter of 2014 was $40.2 million as compared to $40.0 million at the end of December 31, 2013. The increase was $273 thousand, or 0.68%. The Bank and the Company were both well capitalized as of June 30, 2014, as defined by the regulatory capital guidelines. The Company’s capital as a percentage of total assets was 5.89% at June 30, 2014 compared to 5.84% at December 31, 2013. Book value per common share was $1.84 at June 30, 2014 and $1.83 at December 31, 2013.

Total assets decreased during the first quarter of 2014 and we anticipate asset levels to decrease slightly in the future as a result of branch closures and continued reduction of high cost time deposits. Our primary source of capital comes from retained earnings. We developed a new strategic plan and capital plan in 2014. Under current economic conditions, we believe it is prudent to continue to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Based upon projections, we believe retained earnings will be sufficient to provide for this economic cycle to increase capital levels. As part of our initiative to improve regulatory capital ratios, we are further reducing our nonperforming assets, and focusing on replacing this reduction with high quality loans as possible. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. We are fully implementing this strategy to increase capital. However, these efforts alone may not provide us adequate capital if further loan losses are realized.

For regulatory purposes, trust preferred securities are permitted to be included in capital ratios. In 2010, we began deferring interest payments on the trust preferred securities and the 20 consecutive quarter deferral period ends on January 7, 2015. We have reserved funds at the holding company to pay the accrual amount and plan to enter the deferral period again immediately following payment. Under the conditions of the formal written agreement, we are prohibited to pay the deferred interest without obtaining regulatory approval to do so. We have been informed by the Federal Reserve that they may not permit the payment at its due date which in a worst case scenario could result in the Company being in default. Management is working to meet the conditions which management believes would assist in gaining regulatory approval and exploring what options are available if the regulators do not allow payment to be made. This is a top priority of management and the board of directors.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Earnings will continue to be retained to build capital.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available-for-sale investments were $134.7 million at June 30, 2014, up from $116.8 million at December 31, 2013. We plan to invest surplus short-term assets in investment securities and maintain liquidity at levels adequate to meet potential liquidity needs during 2014.

At June 30, 2014, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $66.7 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. We have increased our investment portfolio from $79.1 million at December 31, 2013 to $85.8 million at June 30, 2014. Our strategy is to manage the portfolio with future purchases that reduce price risk in a rising interest rate environment and shorten the duration of these securities to be able to invest in higher yielding loans and investments when interest rates do rise again. The $759 thousand increase in fair market value resulted in a net unrealized loss of $695 thousand at June 30, 2014 compared to the net unrealized loss at December 31, 2013, which was $1.5 million. This unrealized loss of $695 thousand, could negatively impact earnings if the investment portfolio had to be quickly liquidated.

Our loan to deposit ratio was 76.46% at June 30, 2014 and 79.65% at year-end 2013. We anticipate this ratio to remain below 80% in the future. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Available third party sources of liquidity remain intact at June 30, 2014 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At June 30, 2014, we had borrowings from the Federal Home Loan Bank totaling $4.8 million as compared to $5.4 million at December 31, 2013. None are overnight and subject to daily interest rate changes. The borrowings have a maturity date in the year 2018, but reduce in principal amounts monthly. The decrease of $600 thousand was due to regularly scheduled principal payments. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $3.0 million in 2010 and $7.0 million in 2013 to the Treasury Board of Virginia for collateral on public funds. An additional $93.0 million was available on June 30, 2014 on the $107.8 million line of credit, which is secured by a blanket lien on our residential real estate loans.

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

Concerning the Company’s liquidity, we have $4.3 million in cash as of June 30, 2014. These funds will be used to pay operating expenses, trust preferred interest payments (upon regulatory approval), and provide additional capital injections to the Bank, if needed. As of now, all interest payments to the trust preferred securities are deferred. In the event, trust preferred interest payments are no longer deferred, then the Company may have the cash to meet this obligation without any reliance on the Bank if capital injections in the Bank are not necessary. The current deferred liability totals $2.2 million and the Company has the funds reserved to pay it in the first quarter of 2015 subject to regulatory approval.

As a result of the conversion of director notes and the common stock offering, a total of 2,370,900 common stock warrants were issued. The warrants are immediately through December 2017 at a price of $1.75 per share. During 2013, 6,758 warrants were exercised, which reduced the number of warrants outstanding at June 30, 2014 to 2,364,142. When, and if, these warrants are exercised, additional funds may be received by the Company, which provides potentially up to $4.1 million in additional liquidity and capital at the Company level. Additional contingent funding sources will be explored as available.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended June 30, 2014 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

We became aware of a lawsuit against the Bank in April 2010. This case involves a claim against the Bank by a joint venture between Bank customers, some of whom are former members of senior management, and three investors. The allegation is that the joint venture, VFI, should have priority over the Bank’s deed of trust in order for VFI’s unrecorded and unrecordable ground lease to be enforceable for its full ten year term. There are also additional claims for damages resulting from allegations that the Bank’s representatives imputed liability to the Bank based upon breach of fiduciary duty, fraud, and collaboration. The parties agreed to litigate the ground lease issue first and are now in negotiations to resolve all pending issues due to the fact that the business associated with the building has ceased and the building is vacant. Attempts to mediate this matter have been unsuccessful and a pretrial hearing was held in April 2013. On January 24, 2014 a hearing was held and in March 2014 the Judge ruled in the Bank’s favor regarding VFI’s claim of unjust enrichment and a hearing was held in April 2014 to enter an order to this effect and release the lis pendens recorded against the property, however, the Judge declined to release the lis pendens pending resolution of the last remaining claim which is constructive trust and our defenses of unclean hands, laches and mootness. A hearing is set for August 2014 on the remaining claim of constructive trust and we will ask that a trial date be set at that time. Two of the three plaintiffs have withdrawn their claim in this matter. Management and Bank’s counsel believe VFI’s position is not supported by law or the facts presented.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JONATHAN H. MULLINS
Jonathan H. Mullins
President and Chief Executive Officer

Date:	August 14, 2014

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Executive Vice President and Chief Financial Officer

Date:	August 14, 2014

Index of Exhibits

No.	Description

2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).

3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).

4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).

10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).

10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials for the Company’s 10-Q Report for the quarterly period ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Denotes management contract.