Form 10-K
period 2014-12-31
NEW PEOPLES BANKSHARES INC
filed 2015-03-26
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales prices of $1.10 per share on the last business day of the second quarter of 2014 was $9,241,597.

The number of shares outstanding of the registrant’s common stock was 22,878,654 as of March 24, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

The Proxy Statement for New Peoples Bankshares, Inc’s 2015 Annual Meeting to Shareholders, is incorporated into Items 10 through 14 of this form 10-K.

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

The Bank is headquartered in Honaker, Virginia and operates 19 full service offices in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, Wise, and Smyth; Mercer County in southern West Virginia and the eastern Tennessee county of Sullivan.

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

Branch Locations

After a period of significant branch expansion between 2000 and 2008, we have consolidated some of our branch operations to improve efficiency. Currently, in addition to our headquarters in Honaker, Virginia we have 18 branches located in Abingdon, Virginia; Big Stone Gap, Virginia; Bluefield, Virginia; Bristol, Virginia; Castlewood, Virginia; Chilhowie, Virginia; Clintwood, Virginia; Gate City, Virginia; Grundy, Virginia; Haysi, Virginia; Lebanon, Virginia; Pound, Virginia; Pounding Mill, Virginia; Tazewell, Virginia; Weber City, Virginia; Wise, Virginia; Princeton, West Virginia; and Kingsport, Tennessee.

Our Market Areas

Our primary market area consists of southwestern Virginia, southern West Virginia and northeastern Tennessee. Specifically, we operate in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, Wise, and Smyth; Mercer County in southern West Virginia and the northeastern Tennessee county of Sullivan (collectively, the “Tri-State Area”). The close proximity and mobile nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia and Tennessee place these markets within our Bank’s targeted trade area, as well.

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

Banking Services

General. We accept deposits, make consumer and commercial loans, issue drafts, and provide other services customarily offered by a commercial bank, such as business and personal checking and savings accounts, walk-up tellers, drive-in windows, and 24-hour automated teller machines. The Bank is a member of the Federal Reserve System and its deposits are insured under the Federal Deposit Insurance Act (the FDIA) to the maximum limit.

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

Loans by type as a percentage of total loans are as follows:

	December 31,
	2014	2013	2012	2011	2010
Commercial, financial and agricultural	10.99%	11.70%	12.61%	14.35%	15.48%
Real estate – construction	3.37%	4.55%	4.66%	5.42%	7.39%
Real estate – mortgage	79.99%	78.46%	77.09%	73.79%	69.13%
Installment loans to individuals	5.65%	5.29%	5.64%	6.44%	8.00%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

In the above table the category “Real estate – mortgage” includes both commercial loans secured by real estate and residential mortgage loans secured by real estate. At December 31, 2014 we had $108.1 million in loans secured by commercial real estate, or 23.62% of total loans, and $257.9 million secured by residential real estate, or 56.38% of total loans.

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2014, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows: Russell County, VA – 25.08%, Scott County, VA – 35.37%, Dickenson County, VA – 27.79%, Tazewell County, VA – 8.02%, Smyth County, VA – 2.40%, Buchanan County, VA – 9.45%, Wise County, VA – 8.72%, Washington County, VA – 2.55%, and the City of Bristol, VA – 2.15%, Mercer County, WV – 8.34%, and City of Kingsport, TN – 1.30%.

Employees

As of December 31, 2014, we had 243 total employees, of which 233 were full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

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

As the past recession continues to impact asset quality and earnings at financial institutions as the above discussion states, the regulatory authorities have broad discretion to, and may, further restrict the payment of dividends by affected financial institutions and this could impact us.

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

The regulators may take various corrective actions with respect to a financial institution considered to be capital deficient. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid or dividends, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. As discussed above, in October 2009 the Richmond FRB imposed a prohibition on the Bank paying dividends to preserve capital. Bank holding companies can be called upon to boost their subsidiary bank’s capital and to partially guarantee the institution’s performance under its capital restoration plan. If this occurs, capital which otherwise would be available for holding company purposes, including possible distributions to shareholders, would be required to be downstreamed to the subsidiary bank. In this respect, the Richmond FRB also notified New Peoples that it was required to defer dividends on our trust preferred issuances, which we did as of October 2009. In the fourth quarter of 2014, the Company requested and received regulatory approval to pay the cumulative deferred interest on the trust preferred securities due on January 7, 2015 totaling $2.5 million, which the Company paid on December 10, 2014. As of December 31, 2014, the Bank was “well capitalized,” with a Total Capital ratio of 15.73%; a Tier 1 Capital ratio of 14.46%; and a leverage ratio of 8.19%.

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

New Capital Requirements. On July 2, 2013, the Federal Reserve voted to adopt final Basel III capital rules for U.S. banking organizations. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the current requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements and the remainder will be phased in over a five-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures. We are in the process of evaluating the impact of the Basel III final rule on the Company’s regulatory capital ratios.

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

Pursuant to EESA, the Department of the Treasury implemented the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”) under which the Treasury agreed to make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. We did not elect to apply to participate in TARP.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau (CFPB), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It also oversees the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions such as the Company and the Bank, the CFPB will coordinate its examination activities through their primary regulators.

The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. The CFPB has implemented mortgage lending regulations to carry out its mandate. In addition, the Federal Reserve has issued new rules, effective October 1, 2011, which had the effect of limiting the fees charged to merchants by credit card companies for debit card transactions. The result of these rules will be to limit the amount of interchange fee income available explicitly to larger banks and indirectly to us. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.

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

At December 31, 2014, the Company’s net investment in premises and equipment in service was $28.8 million. Our main office and operations center is located in Honaker, Virginia. This location contains a full service branch, and our administration and operations center.

The Bank owns all of its 19 full service branches, including its headquarter office. The location of these branches are described in Item 1.

The Bank owns a location in Dungannon, Virginia that half of the location was used for a branch location until its closure during 2010. This half and the other half of the location is currently being leased. The Bank owns additional property in Princeton, West Virginia that is being developed for a future full service branch location, and currently serves as a loan administration office. The Princeton location is anticipated to operate as a full service branch in the distant future. During 2012, the Bank closed offices in Bristol, Pennington Gap, and Richlands, Virginia and Jonesborough, Tennessee. The Bristol office was leased to the Bank’s subsidiary NPB Insurance Services, Inc. in 2013 and 2014 and this lease will continue in 2015. The Pennington Gap property was sold in January 2013. During 2014, the Bank closed offices in Bland, Jonesville, and Norton, Virginia and Bluewell, West Virginia. The Norton office now serves as an administrative office. The other five offices are vacant and may be used for future banking offices again when the economy recovers.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings. A lawsuit against the Bank was filed in April 2010. This case involved a claim against the Bank by a joint venture between Bank customers, some of whom are former members of senior management, and three investors. The allegation was that the joint venture, VFI, should have priority over the Bank’s deed of trust in order for VFI’s unrecorded and unrecordable ground lease to be enforceable for its full ten year term. There are also additional claims for damages resulting from allegations that the Bank’s representatives imputed liability to the Bank based upon breach of fiduciary duty, fraud, and collaboration. In March 2014 the Judge ruled in the Bank’s favor regarding VFI’s claim of unjust enrichment. In December 2014 the Bank agreed to a settlement with VFI on all remaining claims and in January 2015 an order was entered that dismissed this matter.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Computershare Investor Services is the stock transfer agent for New Peoples Bankshares, Inc. The common stock of New Peoples is quoted on the Over The Counter Bulletin Board (OTCBB) under the symbol “NWPP”. The volume of trading of shares of common stock is very limited. Trades in our common stock occur sporadically on a local basis and typically small volumes of stock are traded.

The high and low prices at which our common stock has traded known to us for each quarter in the past two years are set forth in the table below. These prices are obtained through our listing on the OTCBB. Other transactions may have occurred at prices about which we are not aware.

	2014		2013
	High	Low	High	Low
1st quarter	$1.34	$1.00	$1.75	$1.25
2nd quarter	1.34	1.10	1.56	1.30
3rd quarter	1.66	1.05	2.20	1.30
4th quarter	1.26	1.10	1.70	1.00

The most recent sales price of which management is aware was $1.30 per share on March 6, 2015.

(b)	Holders

On March 23, 2015, there were approximately 4,443 shareholders of record.

(c)	Dividends

In order to preserve capital to support our growth in the past we have not paid cash dividends. The declaration of dividends in the future will depend on our earnings and capital requirements and compliance with regulatory mandates. We are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Moreover, the regulatory Written Agreement (discussed later) prohibits the Company from paying any cash dividends and the Bank’s ability to pay dividends to the Company. So long as these restrictions remain in place the Company will not pay any cash dividends. Thereafter, the Company may or may not pay cash dividends depending on various factors including capital needs, earnings, and other factors our Board of Directors deems relevant. As a result, we do not anticipate paying a dividend on our common stock in 2015. See Note 3, Note 16 and Note 22 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

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

Caution About Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from projections include:

•	the success or failure of our efforts to implement our business plan;

•	achieving and maintaining compliance with the Written Agreement between us and the banking regulators;

•	any required increase in our regulatory capital ratios;

•	satisfying other regulatory requirements that may arise from examinations, changes in the law and other similar factors;

•	any substantial increase in nonperforming loans;

•	our ability to attract additional talent that we may need;

•	any required increase to our loan loss reserve;

•	the difficult market conditions in our industry;

•	the unprecedented levels of market volatility;

•	the effects of soundness of other financial institutions;

•	the uncertain outcome of recently enacted legislation to stabilize the U.S. financial system;

•	the potential impact on us of recently enacted legislation;

•	the lack of a market for our common stock;

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	success in increasing and preserving capital to support our financial condition resulting from the recession;

•	in the near future, achieving the cost savings we project without customer rejection as we close less profitable branches, and, in the longer term maintaining cost controls and asset qualities as we open or acquire new branches;

•	the successful management of interest rate risk;

•	changes in interest rates and interest rate policies;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	changes in general economic and business conditions in our market area;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by us;

•	changing trends in customer profiles and behavior;

•	changes in governmental regulations, tax rates and similar matters; and

•	other risks which may be described in our future filings with the SEC.

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2014 and 2013 as well as results of operations for the years ended December 31, 2014 and 2013. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

New Peoples generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the volume of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank’s interest expense is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. The Bank also generates noninterest income from service charges on deposit accounts and commissions on insurance and investment products sold.

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

Written Agreement Progress Report

At December 31, 2014, we believe we have made significant progress toward achieving full compliance with the Written Agreement. We are aggressively working to comply with the Written Agreement and have timely submitted each required plan by its respective deadline. We have hired an independent consultant to assist us in these efforts and the following actions have taken place:

1.	With regard to corporate governance, we have established a weekly Director’s Loan Committee to oversee all loan approvals and all loan renewals, extensions and approvals for loans risk rated Special Mention or worse, as well as, exposures exceeding the Chief Credit Officer’s lending authority. This has enabled the Board to increase its oversight of the Bank’s largest credit exposures and problem credits, and enhanced the monitoring and compliance with all loan policies and procedures. Secondly, we have enhanced our reporting of credit quality to the board. Furthermore, we have adopted formal charters for our Nominating, Compliance, Compensation, and Loan Committees. A corporate governance policy was adopted by the Board of Directors on April 23, 2012.

2.	The requirement to assess the Board and management has been completed by an independent party. A report has been issued to the Board and recommendations are being followed. In September 2010, President and CEO Jonathan Mullins was added as a member of the Board and in November 2010, Eugene Hearl was added as a member of the Board. Mr. Hearl has over 40 years banking experience as President and CEO for two community banks and Regional President of a large regional financial institution.

In December 2014, President and CEO Mullins resigned from his position and from the Board of Directors. His successor, C. Todd Asbury, was promoted from Executive Vice President, Chief Financial Officer, Secretary and Treasurer to President and CEO of the Company and the Bank. Frank Sexton, Jr. was appointed as Interim Chief Financial Officer, Secretary and Treasurer.

In addition, training is a key initiative of both the Board of Directors and employees. Further training of the Board and employees has been implemented and will be ongoing.

A formal management succession plan has been developed and approved by the Board of Directors.

3.	In the month of September 2010, a newly revised strategic plan and a capital plan were completed and submitted to our regulators. The 2011 Budget was submitted to our regulators in the fourth quarter of 2010. The 2012 Budget was submitted to our regulators also in the fourth quarter of 2011. The 2013 Budget was submitted to our regulators in January 2013. A revised 2013 Budget was submitted to our regulators in the third quarter of 2013. The 2014 Budget was submitted to our regulators in December 2013. A revised 2014 Budget was provided to our regulators in the third quarter of 2014. The 2015 Budget was submitted to our regulators in December 2014.

A revised strategic plan for the years 2013 through 2015 was completed and submitted to the regulators in January 2013.

A new strategic plan for the years 2014 through 2016 was submitted to our regulators in the fourth quarter of 2013. A new strategic plan for the years 2015 through 2017 was submitted to our regulators in the fourth quarter of 2014 and the capital plan for the 2015-2017 period is currently being prepared.

In September 2012, we converted notes payable to two of our directors totaling $5.5 million plus accrued interest of $272 thousand to common stock. As a result of the conversion, New Peoples returned to well capitalized status at September 30, 2012.

In accordance with our current capital plan, we began a common stock offering in July 2012 to existing shareholders followed by an offering to the public during the third and fourth quarters of 2012. The offering was closed on December 20, 2012 and proceeds of $12,061,257 were received on December 28, 2012. Upon receipt of the proceeds we injected $7.0 million of capital into the Bank. The remaining net proceeds were held at the Company for payment of operating expenses and, when permitted by regulatory authorities, the payment of deferred trust preferred interest and for future capital injections into the Bank, if needed; thus, providing a source of strength at the holding company level for the Bank. In addition, the conversion of the director notes to common stock and the common stock warrants included in the offering potentially provide additional capital if, and when, they are exercised.

On September 29, 2014 $500 thousand of capital was injected into the Bank from the Company. On October 9, 2014 an additional $1.25 million of capital was injected into the Bank from the Company to bring the total capital injected into the Bank during 2014 to $1.75 million. This increased the capital position and capital ratios of the Bank.

During the month of October 2014, members of the board of directors and management of the Company exercised 1,006,261 common stock warrants which had been issued as part of the stock offering at a price of $1.75 per share. As a result an additional $1.76 million of capital was raised at the Company. These funds helped to offset the $1.75 million of funds used for the capital injections mentioned above. As a result the Company still has adequate liquidity to pay its operating expenses and was able, with regulatory approval, to make trust preferred interest payments.

A total of 1,357,781 common stock warrants were outstanding as of December 31, 2014 with an exercise price of $1.75. If all of these warrants were to be exercised before expiration, then an additional $2.4 million in capital would be provided by their exercise.

4.	Loan policies have been revised; an online approval and underwriting system for loans has been implemented; underwriting, monitoring and management of credits and collections have been enhanced; frequency of external loan reviews increased; and the focus on problem loans intensified at all levels in the organization. As a result, we are more timely in identifying problem loans. In the future, continuing these procedures should strengthen asset quality substantially. Further training of lending personnel is ongoing regarding proper risk grading of credits and identification of problem credits. Due to the minimal number of rating changes in more recent external loan reviews, indicating better risk identification for the loan portfolio, we are reducing the frequency of external loan reviews in 2015 from a semiannual basis to an annual basis.

5.	Enhanced loan concentration identification and new procedures for monitoring and managing concentrations have been implemented. Loan concentration targets were established and efforts were made to reduce higher risk concentrations. In particular, construction and development loans and commercial real estate loans have been reduced to acceptable levels as determined by the new policies.

6.	To strengthen management of credit quality and loan production, we added a new Chief Credit Officer, Stephen Trescot, in the first quarter of 2011 who has brought vast credit administration experience to our management team. Sharon Borich, our former Chief Credit Officer, assumed the role of Senior Lending Officer with oversight of loan production and business development which is her area of expertise. On February 28, 2014, Stephen Trescot retired as Executive Vice President and Chief Credit Officer of the Bank. Karen Wimmer was appointed as Executive Vice President and Chief Credit Officer of the Bank effective March 1, 2014. Ms. Wimmer previously served as Senior Vice President and Senior Credit Officer of the Bank since the fourth quarter of 2012 in which she reported directly to Mr. Trescot. Ms. Wimmer has a total of 26 years of banking experience.

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

7.	We have retained an independent third party to perform loan reviews on a quarterly basis in 2010 and 2011 and engaged them to perform this function in June 2012 and December 2012. We engaged them to perform this function in June 2013, December 2013, June 2014 and December 2014. For 2015, we have engaged them to perform this function in June 2015. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period. In 2013, we began conducting our own loan portfolio stress test.

8.	To support the focus on problem credit management the Bank further developed, in March, 2011, a Special Assets department which reports to the Chief Credit Officer. Presently, the department has one workout specialist/Vice President, one collector managing other real estate owned properties, a collections supervisor/Vice President, and two support personnel, exclusive of legal department staff. Substantially all the credits in the Bank which are risk rated Substandard or worse are assigned to this department once all efforts to return the credit to a satisfactory rating have been exhausted. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, and relevant watch list credits. Also as a functioning part of this department is the Bank’s legal department which is co-managed by the Chief Credit Officer and the Chief Executive Officer depending upon the legal issue being addressed. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates on all problem credits in excess of $1.0 million. A quarterly management watch list committee has been established to actively manage and monitor these credits. During 2014 an experienced real estate broker was employed under an independent contract basis to facilitate the Bank’s need to substantially reduce its OREO portfolio. The consultant/broker individually reviewed each OREO property for possible pricing reductions or potential marketing opportunities to allow for an accelerated sale process.

9.	A new allowance for loan loss model was implemented and reviewed independently during 2010. The Board has approved a new allowance for loan loss policy. The primary responsibility of the maintenance of the allowance for loan loss model and credit reporting resides with a designated employee. The allowance for loan loss and the methodology supporting the results are approved quarterly by the Audit Committee of the Board of Directors, and ratified by the Board.

10.	We have significantly increased our asset based liquidity sources throughout 2010, 2011, 2012, 2013 and 2014 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations. We are further developing an investment portfolio, as well. The investment portfolio has grown to $100.1 million at December 31, 2014 from $4.7 million at December 31, 2010.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances pursuant to the Written Agreement. The Written Agreement prohibits the payment of interest on the trust preferred securities without prior regulatory approval. As a result, interest on trust preferred securities issued by the Company had been deferred until such restriction was removed. This deferral was for a period of 60 months, and was set to expire on January 7, 2015. In the fourth quarter of 2014, the Company requested and received regulatory approval to pay the cumulative deferred interest on the trust preferred securities due on January 7, 2015 totaling $2.5 million, which the Company paid on December 10, 2014. As a result of this payment there were no interest payments in arrears on the trust preferred securities as of December 31, 2014.

On January 7, 2015, the 60 month deferral of the interest on the trust preferred securities issued by the Company expired. At this time the Company is not deferring the payment of the interest on the trust preferred securities; however, as discussed above, regulatory approval is needed to pay the interest. In March 2015 the Company requested and received regulatory approval to pay the $107 thousand in interest on the trust preferred securities due on April 7, 2015. Future payments still require regulatory approval and failure to obtain this approval could cause a default in the trust preferred securities by the Company; however, the Company has the option to re-enter another 60 month deferral of the interest on the trust preferred securities to prevent an event of default unless the regulators prohibit the deferral.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

At December 31, 2014, total assets were $651.1 million, total loans were $457.5 million, and total deposits were $585.2 million. The Company reports a total net income after tax of $240 thousand, or $0.01 per basic share and per diluted share for the year ended December 31, 2014 as compared to a net income of $1.5 million, or $0.07 per basic and per diluted share for the year ended December 31, 2013. The annualized return on average assets for the fiscal year 2014 was 0.04% as compared to 0.21% for the same period in 2013. The annualized return on average equity was 0.59% for the fiscal year 2014 and 3.71% for the same period in 2013.

During the years 2014 and 2013, we strategically decreased total assets, total loans and higher cost deposits to improve our capital position and manage our net interest margin by reducing higher cost funding. Total assets decreased $33.6 million in 2014, or 4.91%, from $684.7 million at December 31, 2013. We currently expect total assets will continue to decrease somewhat in the near future as we look to continue our reduction of nonperforming assets and also in time deposits as time deposits mature in the future at much lower interest rates.

In order to further improve our capital levels, on September 29, 2014 $500 thousand was injected into the Bank’s capital from the Company and on October 9, 2014, an additional $1.25 million was injected into the Bank’s capital from the Company. The total $1.75 million in capital injections was to increase the capital position and capital ratios of the Bank. During the month of October 2014 in order to replenish the $1.75 million in funds injected into the Bank’s capital, members of the board of directors and management of the Company exercised 1,006,261 common stock warrants at a price of $1.75 per share. As a result an additional $1.76 million of capital was raised at the Company.

As a result of the asset shrinkage and the $1.75 million in capital injections from the Company, the Bank improved its capital position and maintained a well-capitalized status throughout 2014. The Bank also maintained a well-capitalized status throughout 2013. The following Bank ratios existed at December 31, 2014 as compared to December 31, 2013, respectively: Tier 1 leverage ratio of 8.19% versus 7.49%; Tier 1 risk based capital ratio of 14.46% versus 12.69%; and total risk based capital ratio of 15.73% versus 13.96%.

The enhancement to capital at both the Company and the Bank helped obtain regulatory approval in the fourth quarter of 2014 to pay the 60 months of deferred interest on the Company’s two trust preferred issuances whereby default was avoided. In addition, the funds added at the Company level provide a greater source of strength to make continued quarterly interest payments on the trust preferred instruments in the near future. Each quarterly payment hereafter, as long as we are under the Written Agreement, requires pre-approval from our regulators. If we are unable to obtain approval we may enter another 60 month deferral period to prevent default unless the regulators prohibit the deferral. It is not our current intention to seek a deferral as we believe the necessary pre-approval should be obtained but there can be no assurance of this depending on the future earnings and capital position of the Company and other factors deemed relevant by the regulators.

For the year ending December 31, 2014, net income decreased to $240 thousand as compared to net income of $1.5 million for the same period in 2013, a decline of $1.3 million, or 83.83%. This decrease in earnings was primarily related to decreased interest income from lower loan volume and lower loan interest yields. We had a net interest margin of 3.71% in 2014 as compared to 4.03% in 2013. The decreased volume of earning assets in 2014 and high levels of nonperforming assets decreased net interest income to $22.6 million in 2014 from $25.3 million in 2013, a decrease of $2.7 million, or 10.84%.

In 2014, as asset quality improved and the loan portfolio shrank, we made no provision to the allowance for loan losses compared to a provision of $550 thousand in 2013, a decrease of $550 thousand, or 100.00%. This combined with increases in noninterest income of $710 thousand and a reduction of noninterest expenses of $307 thousand, helped to reduce the impact to net income due to the $2.7 million decrease in net interest income. Expenses related to other real estate owned properties were $2.3 million in 2014 and 2013, respectively. During 2014 we had to record writedowns on other real estate owned properties in the amount of $1.1 million compared to $562 thousand in 2013. This increase in writedowns was offset by a reduction in the amount of losses on the sale of other real estate owned. During 2014 we had a loss on the sale of other real estate owned of $173 thousand compared to a loss of $570 thousand in 2013.

Total loans decreased $35.5 million in 2014, or 7.20%, to $457.5 million at December 31, 2014 as compared to $493.0 million at December 31, 2013. Loans rated substandard decreased $17.4 million, or 38.76%, to $27.5 million at December 31, 2014 from $44.9 million at December 31, 2013. This is the result of sustained periods of low loan demand, charge offs of $4.6 million in 2014, aggressive resolution of problem loans through collection efforts and selling nonperforming loans, and tighter underwriting guidelines. We anticipate some further decreases in the loan portfolio in the near future as we continue our efforts to decrease nonperforming loans. We expect to replace some of these nonperforming loans with high quality loans and to maintain good lending relationships. We have hired two seasoned commercial lenders in 2014 to help us manage and maintain existing relationships and to develop new business as well. We believe the focus on developing new and existing lending relationships should continue to slow the pace of the reduction of total loans, subject, of course, to the impact of the underperforming economy and heightened competition in the banking industry.

Regarding asset quality, we continue to make significant progress in reducing the levels of non-performing assets. However, as asset quality is improving, the level of nonperforming assets remains high as a result of the prolonged deterioration of the residential and commercial real estate markets, as well as the recent recessionary period. The ratio of nonperforming assets to total assets lowered to 5.67% at December 31, 2014 as compared to 6.45% at December 31, 2013. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $36.9 million at December 31, 2014 from $44.2 million at December 31, 2013, a reduction of $7.3 million, or 16.42%. The majority of these assets are loans secured by commercial real estate, residential mortgages, and farmland and other real estate owned properties. We are undertaking extensive and more aggressive efforts to work out these credits and liquidate foreclosed properties which we believe will accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets as is reflected in earnings for 2014. In 2014, net charge offs were $3.2 million as compared to $4.3 million in the same period of 2013. Net charge offs in 2014 were related to real estate residential, construction, commercial and farmland loans with collateral values that are dependent upon current market and economic conditions when these are ascertainable and the sale of nonperforming loans sometimes at a steeper discount than normal, with the loss charged off. Delinquencies also showed improvement in 2014 as total past dues decreased to $19.5 million at December 31, 2014 from $30.7 million at December 31, 2013, an improvement of $11.2 million, or 36.58% decrease. Overall, the quality of the loan portfolio is improving.

In 2014, three nonperforming loans totaling $5.5 million were sold to further reduce the high level of nonaccrual loans. Charge offs of $1.0 million were realized and fully absorbed by the allowance for loan losses with no additional provisions needed. We will continue to evaluate certain loans to determine if additional loans may be sold at minimal impact to earnings and to capital levels in the near future as we aggressively work to reduce the level of nonperforming loans.

We have continued our progress in identifying the risks in our loan portfolio and strengthening asset quality. In addition, we have continued to improve our lending policies and train our lending staff on these policies and procedures. Each of these steps is critical to minimize future losses and to strengthen asset quality of the Bank. Our allowance for loan losses at December 31, 2014 was $9.9 million, or 2.17% of total loans as compared to $13.1 million, or 2.65% of total loans at December 31, 2013. No provision for loan losses was recorded during 2014 as compared to $550 thousand in the same period for 2013. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary. Impaired loans decreased $18.4 million, or 44.68%, to $22.8 million with an estimated allowance of $2.3 million for potential losses at December 31, 2014 as compared to $41.2 million in impaired loans with an estimated allowance of $4.2 million at the end of 2013.

In October 2014, to enhance future earnings we closed four offices and merged them into existing nearby offices as a cost savings measure. This decision was made in June 2014 after we conducted an in-depth internal analysis of our branch network based on profitability, market growth potential, and proximity to other offices. The branch locations closed were located in Bland, Norton and Jonesville, Virginia and Bluewell, West Virginia. The customers of these locations continue to receive service at our other nearby branches.

Total deposits decreased $33.8 million, or 5.46%, from $619.0 million at December 31, 2013 to $585.2 million at December 31, 2014. We have experienced a $13.2 million, or 4.86%, increase in noninterest bearing core deposits, interest bearing demand deposits and savings deposits; however, this increase is offset by a larger volume of time deposits decreasing by $47.0 million, or 13.55%, from $347.0 million at December 31, 2013 to $300.0 million at December 31, 2014. The continued decrease in time deposits due to the interest rate environment is helping us lower our cost of funds. Despite the decrease in deposits our liquidity levels remain sufficient.

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

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income, decreased $2.7 million, or 10.84% from 2013 to 2014. The decrease in net interest income is due primarily to a reduction in loans during 2014, decreased interest income from new and renewed loans recorded at lower interest rates, and the level of nonearning assets, i.e. nonaccrual loans and other real estate owned properties.

Loan interest income decreased $3.9 million, or 13.70%, from $28.8 million in 2013 to $24.9 million in 2014. This is as a result of the decrease in loan volume and loans priced at lower interest rates due to market conditions. With new commercial and agricultural lenders added during 2014, we believe new increased volume will help offset the monthly loan paydowns and maturities. Our goal is to maintain current loan levels of the performing loan portfolio for the near future and then grow the portfolio in the longer term.

Nonaccrual loans were $21.9 million at December 31, 2014 compared to $28.3 million at December 31, 2013. Although the nonaccrual loans are trending downward, the continued high volume of nonaccrual loans negatively affects interest income as these loans are nonearning assets. With regard to recognition of interest income on impaired loans, interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on nonaccrual status. If the impaired loan is not on nonaccrual status, then the interest income on the loan is computed using the effective interest method. If there is serious doubt about the collectability of an impaired loan, it is the Bank’s policy to stop accruing interest on a loan and classify that loan as nonaccrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and prospects for future contractual payments are reasonably assured. In addition, funds generated from a shrinking loan portfolio are reinvested at lower interest rates in both overnight deposits for liquidity purposes and in investment securities. If nonaccruing loans increase, it may reduce our net interest margin further.

We continue to manage our yields on assets and our costs of funds to attempt to improve the net interest margin. As mentioned earlier, our loan portfolio has decreased and as a result the interest income generated by these higher earning assets has been redeployed into investment securities, a lower yielding asset. Investment interest income has increased $548 thousand, or 58.67%, from $934 thousand for the year ended 2013 to $1.5 million in 2014. We anticipate investment interest income to continue to increase in the future as the investment portfolio continues to grow. Although this area of interest income increases, it is at a much lower yield than loan interest income and will not offset the lost loan interest income resulting from a shrinking loan portfolio and high levels of nonaccrual loans.

Interest expense decreased $687 thousand, or 14.48%, from $4.7 million for the year ending 2013 to $4.1 million in 2014 as a result of deposits re-pricing at lower interest rates at maturity, and a shift in the deposit mix whereby our higher cost time deposits were replaced with lower cost deposit products.

As a result our net interest margin decreased to 3.71% for the year ending December 31, 2014 compared to 4.03% for the same period in 2013. We are trying to preserve the net interest margin, but we may experience some decrease in the net interest margin as new and renewed loans are sometimes priced at lower market interest rates, the loan portfolio decreases, funds are invested in lower yielding securities, and opportunities decrease to lower our cost of funds since repricing of deposits will be close to existing interest rates in the future. Management is addressing this potential negative impact to interest income as deemed appropriate.

Although our cost of funds has decreased due to deposits repricing at lower interest rates, the rate of this decrease in interest costs is not consistent with the rate of decrease in interest income; consequently, this is causing net interest income to decrease overall During the fourth quarter of 2013, we changed an interest bearing demand deposit product totaling $40.5 million to become a non-interest bearing demand deposit. This modification resulted in a lower average balance in 2014 for interest bearing demand deposits and related interest expense and this change had little or no effect on total deposits as a whole in 2014. The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

	Net Interest Margin Analysis Average Balances, Income and Expense, and Yields and Rates
	(Dollars in thousands)
	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1), (2), (3)	$473,610	$24,875	5.25%	$506,697	$28,824	5.69%	$556,504	$32,592	5.86%
Federal funds sold	1,408	3	0.21%	960	2	0.21%	1,216	3	0.25%
Interest bearing deposits	43,652	155	0.36%	58,515	188	0.32%	58,677	173	0.29%
Other investments (3)	90,878	1,611	1.77%	62,804	1,062	1.69%	44,307	965	2.18%

Total Earning Assets	609,548	26,644	4.37%	628,976	30,076	4.78%	660,704	33,733	5.11%

Less: Allowance for loans losses	(11,587)			(14,905)			(18,475)
Non-earning assets	81,824			85,910			92,494

Total Assets	$679,785			$699,981			$734,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$29,854	$37	0.12%	$65,227	$82	0.13%	$61,842	$110	0.18%
Savings	111,744	180	0.16%	103,086	205	0.20%	96,764	242	0.25%
Time deposits	327,328	3,099	0.95%	359,402	3,743	1.04%	406,669	5,018	1.23%
Other Borrowings	4,767	195	4.09%	5,968	242	4.05%	15,487	600	3.87%
Trust Preferred Securities	16,496	545	3.30%	16,496	471	2.86%	16,496	490	2.97%

Total interest bearing liabilities	490,189	4,056	0.83%	550,179	4,743	0.86%	597,258	6,460	1.08%

Non-interest bearing deposits	143,916			105,614			106,780
Other liabilities	4,889			4,202			3,913

Total Liabilities	638,994			659,995			707,951
Stockholders’ Equity	40,791			39,986			26,772

Total Liabilities and Stockholders’ Equity	$679,785			$699,981			$734,723

Net Interest Income		$22,588			$25,333			$27,273

Net Interest Margin			3.71%			4.03%			4.13%

Net Interest Spread			3.54%			3.92%			4.03%

(1)	Non-accrual loans have been included in the average balance of loans outstanding.
(2)	Loan fees have been included in interest income on loans.
(3)	Tax exempt income is not significant and has been treated as fully taxable.

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

	Volume and Rate Analysis
	(Dollars in thousands)
	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease)			Increase (Decrease)
	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$(1,882)	$(2,067)	$(3,949)	$(2,917)	$(851)	$(3,768)
Federal funds sold	1	—	1	(1)	—	(1)
Interest bearing deposits	(48)	15	(33)	—	15	15
Other investments	475	74	549	403	(306)	97

Total Earning Assets	(1,454)	(1,978)	(3,432)	(2,515)	(1,142)	(3,657)

Interest Bearing Liabilities:
Demand	(44)	(1)	(45)	6	(34)	(28)
Savings	17	(42)	(25)	16	(53)	(37)
All other time deposits	(334)	(310)	(644)	(583)	(692)	(1,275)
Other borrowings	(49)	2	(47)	(369)	11	(358)
Trust Preferred Securities	—	74	74	—	(19)	(19)

Total Interest Bearing Liabilities	(410)	(277)	(687)	(930)	(787)	(1,717)

Change in Net Interest Income	$(1,044)	$(1,701)	$(2,745)	$(1,585)	$(355)	$(1,940)

Loans

Our primary source of income comes from interest earned on loans. Total loans decreased in 2014 by $35.5 million, or 7.20%, from $493.0 million at year end 2013 primarily as the result of decreased loan demand, charge offs of $4.6 million in 2014, foreclosures, nonperforming loan sales and tighter underwriting guidelines. We anticipate the loan portfolio to continue to decrease as we work out problem loans. However, we plan to maintain and, if possible, grow the level of the remaining portion of the loan portfolio with our lending staff. We have hired a seasoned commercial lender to help us manage and grow commercial loans. In addition, we have transferred a special assets officer to agricultural lending and hired another agricultural lender in 2014 to help us grow this market. We remain committed to serving our customers. Our lending personnel continue to receive training to meet the needs of our customers and to develop new business with qualified borrowers that will ensure a stronger loan portfolio in the future. Total loans decreased $29.4 million in 2013 from 2012. A schedule of loans by type is set forth immediately below. Approximately 83.37% of the loan portfolio is secured by real estate at the end of 2014.

Loans receivable outstanding are summarized as follows:

	Loan Portfolio December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Commercial, financial and agricultural	$50,273	$57,704	$65,888	$85,798	$109,418
Real estate – construction	15,439	22,421	24,327	32,389	52,307
Real estate – mortgage	366,009	386,843	402,703	441,107	489,314
Installment loans to individuals	25,828	26,055	29,445	38,522	56,755

Total	$457,549	$493,023	$522,363	$597,816	$707,794

Our loan maturities as of December 31, 2014 are shown in the following table:

	Maturities of Loans
(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$14,775	$29,447	$6,051	$50,273
Real estate – construction	3,756	4,853	6,830	15,439
Real estate – mortgage	49,164	172,658	144,187	366,009
Installment loans to individuals	4,858	18,824	2,146	25,828

Total	$72,553	$225,782	$159,214	$457,549

Loans with fixed rates	$32,837	$107,117	$155,057	$295,011
Loans with variable rates	39,716	118,665	4,157	162,538

Total	$72,553	$225,782	$159,214	$457,549

The above table reflects the earlier of the maturity or re-pricing dates for loans at December 31, 2014. In preparing this table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be re-priced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or re-pricing.

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

The allowance for loan losses decreased to $9.9 million at December 31, 2014 as compared to $13.1 million at December 31, 2013. The allowance for loan losses at the end of 2014 was approximately 2.17% of total loans as compared to 2.65% at the end of 2013. Net loans charged off decreased in 2014 as they were $3.2 million, or 0.67% of average loans, compared to $4.3 million, or 0.84% of average loans, in 2013. During 2014 we recorded no provision for loan losses as compared with $550 thousand for 2013, a reduction of $550 thousand, or 100.00%.

We have experienced a decrease in loan delinquencies and nonaccrual loans in 2014. Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks of default and loan losses. At December 31, 2014, there were 165 loans in non-accrual status totaling $21.9 million, or 4.78% of total loans. At December 31, 2013, there were 129 loans in non-accrual status totaling $28.3 million, or 5.74% of total loans. The amounts of interest that would have been recognized on these loans were $386 thousand and $969 thousand in the years 2014 and 2013, respectively. There were no loans past due 90 days or greater and still accruing interest at December 31, 2014, down from 5 loans past due 90 days or greater and still accruing interest totaling $1 thousand at December 31, 2013, which consisted entirely of overdrawn demand deposit accounts. There were $10.0 million in loans classified as troubled debt restructurings as of December 31, 2014, also an improvement, as compared to $12.3 million in loans classified as troubled debt restructurings as of December 31, 2013. Of the loans classified as troubled debt restructurings at December 31, 2014, $5.7 million were in non-accrual status, compared to $6.8 million at December 31, 2013. We do not have any commitments to lend additional funds to non-performing debtors.

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

Commercial loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is to be determined by the loan officer. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss. For the year 2013, we engaged a third party loan review firm to conduct semiannual loan reviews and engaged them to perform this function in 2014 on a semiannual basis. Our most recent loan review was conducted in December 2014. Upon their review, loans risk ratings may change from the rating assigned by the respective lender. We have experienced minimal rating changes in more recent reviews indicating better risk identification for the loan portfolio in light of the experience from the severe recession.

In regard to our consumer loans and consumer real estate loan portfolio, the Company uses the guidance found in the Uniform Retail Credit Classification and Account Management Policy and as a result affects our estimate of the allowance for loan losses. Under this approach when a consumer loan or consumer real estate loan is originated, it must possess qualities of a credit risk grade of Pass for approval and will remain with the initial risk rating through maturity unless there is a deterioration in the credit quality of the loan. Subsequently, if the loan becomes contractually 90 days past due or the borrower files for bankruptcy protection, it is downgraded to Substandard and placed in nonaccrual status. If the loan is unsecured, upon being deemed Substandard, the entire loan amount is charged off.

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

All loans classified as substandard, doubtful and loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits, generally through the review of the appraisal. If the appraisal is current, less than twelve months old, and has been reviewed, and if no negative information regarding the appraised value is obtained, the value is accepted, and impairment, if required is made. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable. If this review determines that the appraisal is not reasonable, then a new appraisal is ordered, in most cases. Impaired loans decreased to $22.8 million with $8.7 million requiring a valuation allowance of $2.3 million at December 31, 2014 as compared to $41.2 million with $25.2 million requiring a valuation allowance of $4.2 million at December 31, 2013. Of the $22.8 million recorded as impaired loans, $13.7 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Management is aggressively working to reduce the impaired credits at minimal loss.

In 2014, three nonperforming loans totaling $5.5 million were sold to further reduce the high level of nonaccrual loans. Charge offs of $1.0 million were realized which was fully absorbed by the unallocated portion of the allowance for loan losses with no additional provisions needed. We will continue to evaluate certain loans to determine if additional loans may be sold at minimal impact to earnings and to capital levels in the near future as we aggressively work to reduce the level of nonperforming loans. There were no nonperforming loans sold during 2013.

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

Following is a summary of non-accrual, past due loans greater than 90 days still accruing interest, and restructured loans:

Non-Accrual, Past Due, and Restructured Loans

(Dollars in thousands)

			December 31,
	2014	2013	2012	2011	2010
Non-accruing loans
Commercial, financial and agricultural	$6,554	$6,307	$10,962	$10,633	$5,970
Real estate – construction	332	775	2,412	5,583	15,460
Real estate – mortgage	14,929	21,121	20,153	26,099	22,986
Installment loans to individuals	46	104	9	1	1,365

Total Non-accruing loans	21,861	28,307	33,536	42,316	45,781
Loans past due 90 days or more and still accruing	—	1	551	1,504	1,693
Troubled debt restructurings (accruing)	4,249	5,563	14,567	20,959	5,647

Total	$26,110	$33,871	$48,654	$64,779	$53,121

Percent of total loans	5.71%	6.87%	9.31%	10.84%	7.51%

The above table includes $5.7 million and $6.8 million in nonaccrual loans as of December 31, 2014 and 2013, respectively, that have been classified as troubled debt restructurings. No troubled debt restructurings were past due 90 days or more and still accruing as of December 31, 2014 and 2013. There were $10.0 million in loans classified as troubled debt restructurings as of December 31, 2014, as compared to $12.3 million in loans classified as troubled debt restructurings as of December 31, 2013.

In addition to impaired loans, the remaining loan portfolio is evaluated based on past due history, economic conditions, and internal processes. For past due history, we use an average of our past 12 quarters historical net charge off history in the years 2014, 2013, and 2012. Prior to this methodology, in earlier periods we based the loss factor on the greater of Virginia peers or our own historical loss rates since previously we did not have historical losses in some categories of loans. Loss trends have now developed and provide better support than previous data. Economic data currently used includes national and local regional unemployment information, local housing price changes, gross domestic product growth, and interest rates are external factors. Lastly, we also evaluate our internal processes of underwriting and consider the inherent risks present in the portfolio due to past and present lending practices. In the past, these factors were not directly allocated to a particular loan category and were considered unallocated in the breakdown data in the table below. During 2011, however, we further analyzed our loan portfolio and the various unallocated internal and external factors. From our analysis, we determined that certain unallocated factors were relevant to certain sectors of the loan portfolio and allocated accordingly. As economic conditions, performance of our loans and internal processes change, it is possible that future increases or possible decreases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	For the Years Ended December 31,
Activity	2014	2013	2012	2011	2010
Beginning Balance	$13,080	$16,810	$18,380	$25,014	$18,588

Provision charged to expense	—	550	4,800	7,959	22,328

Advances made on loans with off balance sheet provision	—	—	—	153	—
Loan Losses:
Commercial, financial and agricultural	(894)	(1,625)	(1,523)	(4,022)	(1,911)
Real estate - construction	(292)	(312)	(357)	(7,245)	(10,002)
Real estate – mortgage	(3,294)	(3,954)	(4,535)	(5,446)	(3,867)
Installment loans to individuals	(79)	(153)	(336)	(694)	(728)

Total loan losses	(4,559)	(6,044)	(6,751)	(17,407)	(16,508)

Recoveries:
Commercial, financial and agricultural	550	169	97	224	530
Real estate – construction	236	452	73	1,296	—
Real estate - mortgage	575	1,015	148	1,018	6
Installment loans to individuals	40	128	63	123	70

Total recoveries	1,401	1,764	381	2,661	606

Net charge offs	(3,158)	(4,280)	(6,370)	(14,746)	(15,902)

Balance at End of Period	$9,922	$13,080	$16,810	$18,380	$25,014

Net charge offs as a % of average loans	0.67%	0.84%	1.14%	2.24%	2.14%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 72% of the allowance to real estate mortgage loans, which constituted 79.99% of our loan portfolio at December 31, 2014. Real estate mortgages consist of both residential and commercial real estate loans. Mortgage loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities. This allocation increased when compared to the 66% in 2013 despite the fact real estate mortgage loans decreased $20.8 million from 2013 to 2014 due to the $2.7 million in net charge offs during 2014 that impacts our historical loss rate.

We have allocated 2% of the allowance to real estate construction loans, which constituted 3.37% of our loan portfolio at December 31, 2014. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Values may not always be easily ascertainable as evidenced by the current market conditions. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities. Our allocation decreased as a percentage of the allowance for loan losses due to the $7.0 million decrease in construction real estate loans during 2014.

We have allocated 15% of the allowance to commercial loans, which constituted 10.99% of our loan portfolio at December 31, 2014. Our allocation decreased as a percentage of the allowance for loan losses due to the $7.4 million decrease in commercial loans during 2014.

We have allocated 2% of the allowance to consumer installment loans, which constituted 5.65% of our loan portfolio at December 31, 2014, which was comparable to the 1% allocation we had in 2013.

The following table shows the balance and percentage of our allowance for loan losses (or “ALLL”) allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2010 through December 31, 2014

(Dollars in thousands)

	December 31, 2014			December 31, 2013			December 31, 2012
	Amount	% of ALLL	%of Loans	Amount	% of ALLL	%of Loans	Amount	% of ALLL	% of Loans
Commercial	$1,496	15%	10.99%	$2,710	21%	11.70%	$3,383	20%	12.61%
R/E– const.	199	2%	3.37%	1,184	9%	4.55%	2,166	13%	4.66%
R/E-mortg.	7,144	72%	79.99%	8,652	66%	78.46%	10,322	62%	77.09%
Installment	171	2%	5.65%	153	1%	5.29%	388	2%	5.64%
Unallocated	912	9%		381	3%		551	3%

Total	$9,922	100%	100.00%	$13,080	100%	100.00%	$16,810	100%	100.00%

	December 31, 2011			December 31, 2010
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$3,322	18%	14.35%	$5,323	21%	15.48%
R/E- const.	3,848	21%	5.42%	4,913	20%	7.39%
R/E –mortg.	9,578	52%	73.79%	6,882	27%	69.13%
Installment	781	4%	6.44%	1,733	7%	8.00%
Unallocated	851	5%		6,163	25%

Total	$18,380	100%	100.00%	$25,014	100%	100.00%

Other Real Estate Owned

Other real estate owned decreased $804 thousand, or 5.07%, to $15.0 million at December 31, 2014 from $15.9 million at December 31, 2013. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. We want to reduce the level of OREO faster to reduce the level of nonperforming assets at the Bank, but keeping in mind the impact to earnings and capital. During 2014, we retained the services of a real estate broker to assist us in marketing our OREO properties. The properties were systematically reviewed and management was advised on pricing adjustments that could be taken to help make the properties more marketable, which in some cases reduced the price below the fair value of the property (which is based on an appraisal less estimated disposition costs). As a result of this consultation, we wrote down various properties by $1.1 million as compared to $562 thousand for the same period of 2013 which was due to the receipt of updated valuations on the other real estate owned properties, which showed a lower fair value than our carrying amount of the properties, and accordingly we recorded a writedown on the properties. In some instances, real estate values increased from prior period writedowns and are netted against current year devaluations in other properties. Newly added properties are being reviewed as they are booked into OREO. This is an ongoing process and as they continue to be monitored, additional writedowns are possible. During 2014 we acquired $4.3 million in other real estate owned properties as a result of settlement of foreclosed loans, which was offset by sales of $3.8 million of our properties with losses totaling $173 thousand. During 2013 we acquired $9.0 million in other real estate owned properties as a result of settlement of foreclosed loans, which was offset by sales of $5.9 million of our properties with losses totaling $570 thousand. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. However, as we are taking a more aggressive approach toward liquidating properties to reduce our level of foreclosed properties, we anticipate the levels to decrease. During 2014, we have begun short-term leasing of certain other real estate owned properties which are generating rental income at market rates. We are doing this to make the properties profitable and more marketable for sale.

Investment Securities

Total investment securities increased to $100.1 million at December 31, 2014 from $79.1 million at December 31, 2013. All securities are classified as available-for-sale for liquidity purposes. Investment securities with a carrying value of $17.5 million and $17.0 million at December 31, 2014 and 2013, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

As our loan balances has decreased, we have continued to build our investment portfolio. We anticipate slightly increasing the size of the portfolio during 2015. The portfolio is comprised of short to mid-term investments. The carrying values of investment securities and the different types of investments are shown in the following table:

Investment Securities Portfolio

(Dollars in thousands)

December 31,	2014		2013
	Amortized	Fair	Amortized	Fair
Available for Sale	Cost	Value	Cost	Value
U.S. Government Agencies	$43,985	$44,070	$39,296	$38,601
Taxable municipals	293	288	—	—
Mortgage backed securities	55,896	55,711	41,284	40,525

Total Securities AFS	$100,174	$100,069	$80,580	$79,126

At December 31, 2014, we had an unrealized loss in our investment portfolio totaling $105 thousand as compared to a $1.5 million unrealized loss at December 31, 2013. The $1.4 million increase in fair value is due to changes in long term interest rates during 2014. We believe this unrealized loss may increase when interest rates increase; therefore, our strategy is to reduce the overall portfolio interest rate risk as interest rates may rise in the future. We foresee purchasing additional securities in the near future as opportunities arise, and selling securities if it improves the portfolio mix in a rising interest rate environment. We have, however, reviewed our investment portfolio and no investment security is deemed to have a permanent impairment. We monitor our portfolio regularly and are actively managing it to maintain liquidity, reduce interest rate risk and enhance earnings.

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2014 are shown by contractual maturity and do not reflect principal paydowns for amortizing securities, in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$190	$191	1.60%
Due after one year through five years	2,760	2,776	1.43%
Due after five years through ten years	12,758	12,788	1.51%
Due after ten years	84,466	84,314	1.90%

Total	$100,174	$100,069	1.83%

Deposits

Total deposits were $585.2 million at December 31, 2014, a decrease of $33.8 million, or 5.46%, from $619.0 million at December 31, 2013. Most of the decrease has been in time deposits which are our highest cost deposit funding source. During 2014, we experienced a decrease in time deposits of $47.0 million. The decrease in time deposits, our highest cost deposit funding source, is attributed to our plan to decrease higher cost deposits in order to improve earnings and increase capital ratios. This is the result of decreased interest rates offered in this very low interest rate environment. During 2014, interest rate sensitive deposits have generally been withdrawn to seek other investment opportunities.

Core deposits, which are mainly transaction accounts, commercial relationships and savings products, increased as noninterest bearing deposits grew 4.50%, or $6.3 million, from $137.7 million at December 31, 2013 to $144.0 million at December 31, 2014. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. We experienced a small decrease of $571 thousand in interest bearing demand deposits during 2014. We continue our efforts to increase core deposit levels.

Savings deposits increased $7.6 million, or 7.28%, to $111.7 million at December 31, 2014 as compared to $104.1 million at December 31, 2013.

We may experience an overall decrease in total deposits over the next year as we closed four offices and combined them with nearby offices on October 31, 2014. This decision was made in June 2014 after we conducted an in-depth internal analysis of our branch network based on profitability, market growth potential, and proximity to other offices.

We are working, however, to increase demand and savings deposits in other branches as we further optimize our branch network and develop our customer relationships. We believe there are opportunities for this segment of deposit growth in various markets that we serve. We also expect to continue to lose higher cost deposits in the near future as some longer term time deposits mature and will likely reprice at much lower interest rates. We believe despite the deposit decrease, we have adequate liquidity.

Time deposits of $100,000 or more equaled approximately 18.62% of deposits at the end of 2014 and 21.08% of deposits at the end of 2013.

We have brokered deposits totaling $2.7 million with a term of 10 years. These deposits were used to fund a particular 10 year balloon mortgage product. Internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis above. Total CDARs time deposits decreased to $6.3 million in 2014 as compared to $7.6 million in 2013.

Maturities of time deposits of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More

(Dollars in thousands)

December 31, 2014

Three months or less	$21,550
Over three months through six months	25,491
Over six months through twelve months	30,088
Over one year	31,823

Total	$108,952

Noninterest Income

In order to offset the trending decrease in net interest income, we have been working to increase noninterest income. For 2014, noninterest income increased to $6.2 million from $5.5 million for the same period in 2013. The majority of the increase comes from increased interchange fee income from the increased issuance of debit cards and also from a stricter policy of waiving fees. We also recognized a $386 thousand gain on the sales of property and equipment during 2014. The ratio of noninterest income as a percentage of average assets increased to 0.92% in 2014 as compared to 0.79% in 2013. We anticipate this percentage to slightly increase during 2014 as we continue to seek opportunities to improve noninterest income. Additionally, efforts to increase noninterest income in the future is expected to come from the financial services division of the Bank and the Bank’s subsidiary, NPB Insurance Services, Inc., a full-service insurance agency, which began operations in the first quarter of 2013, and deals in personal and group life, property and casualty, health, and disability products.

Noninterest Expense

Noninterest expenses decreased $307 thousand, or 1.06%, to $28.6 million in 2014 from $28.9 million in 2013. The following are explanations of the decrease in non-interest expenses during 2014.

Salaries and employee benefits decreased from $13.4 million in 2013 to $12.7 million in 2014 due to the branch changes described above. This was a decrease of $705 thousand, or 5.25%. Total full time equivalent employees have decreased to 243 at December 31, 2014 from 264 at December 31, 2013, a reduction of 21, or 7.95%.

Occupancy and equipment expenses decreased $115 thousand from $4.0 million in 2013 to $3.9 million in 2014. The main contributor to this decrease is a reduction of $122 thousand in depreciation expense. Advertising expense increased $52 thousand from 2014 to 2013 due to loan promotions conducted during 2014. Data processing and telecommunication expenses increased $288 thousand from 2014 to 2013 due to outsourced statement processing.

In 2014, FDIC assessment expense decreased $87 thousand, or 5.75%, from $1.5 million in 2013 to $1.4 million in 2014. This is due to the reduction of average assets, which is caused by the reduction of total deposits during 2014.

Expenses related to other real estate owned and repossessed assets were $2.3 million in 2014 and 2013, respectively. During 2014 we had to record writedowns on other real estate owned properties in the amount of $1.1 million compared to $562 thousand in 2013. This increase in writedowns was offset by a reduction in the amount of losses on the sale of other real estate owned. During 2014 we had a loss on the sale of other real estate owned of $173 thousand compared to a loss of $570 thousand in 2013. OREO decreased in 2014 to $15.0 million at December 31, 2014 from $15.9 million at December 31, 2013. We anticipate the levels to continue to decrease; however, we cannot guarantee that this will happen as we continue to resolve problem loans that may end up in foreclosed properties in the future.

In order to further reduce noninterest expenses, we closed four offices and combined them with existing nearby locations on October 31, 2014. We estimate this will generate approximately $1.0 million in cost savings annually most likely beginning in 2015. We will continue to evaluate expenses and strive to improve the overall efficiency of the organization.

Our efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 99.18% in 2014 as compared to 93.64% in 2013. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity. We anticipate the efficiency ratio to improve in the future.

Life Insurance

We have life insurance policies on the life of one key officer and three former key officers. The Bank is the beneficiary under each policy. In addition, we own a policy in which the Bank is the beneficiary which was collateral for a defaulted loan. The aggregate total cash surrender value of the policies was $12.3 million and $12.1 million at December 31, 2014 and December 31, 2013, respectively. Total income for the policies during 2014 was $85 thousand as compared to $89 thousand for the year ending 2013. The policies owned on current and former officers are separate account life insurance policies and the income is based on a short term investment portfolio managed by the insurance provider which should increase in earnings when and if interest rates increase in the future. The other policy is a general account policy with a minimum earning rate.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $5.0 million existed at December 31, 2014 as compared to a net deferred tax asset of $5.4 million at December 31, 2013. At December 31, 2014 and 2013 we had a valuation allowance of $6.4 million. During 2014 we recorded $38 thousand in deferred tax asset valuation allowance as compared to a reversal of $428 thousand of our deferred tax valuation allowance in 2013. Management reviewed the deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that only $38 thousand of deferred tax asset valuation allowance was required during 2014. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $6.4 million allowance, would be realizable. As of December 31, 2014, the Company had $17.6 million of net operating loss carryforwards which will expire in 2031 thru 2034. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

The Company’s tax filings for years ended 2010 through 2014 were at year end 2014 open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and state taxing authorities. Our tax filings for the years ended 2010, 2011, and 2012 had been under examination by the IRS. In March 2015 we received notification from the IRS that as a result of the examination no changes were made to our reported tax.

After the common stock offering was concluded in December 2012, the Company evaluated whether a “change of control” as defined in Internal Revenue Code (“IRC”) section 382 had occurred. A change of control for purposes of IRC section 382 would have occurred if 50% or more of the ownership of the Company had changed as a result of the offering and stock transactions occurring in the preceding 3 years. In that case IRC section 382 would impose certain limitations which would restrict the ability of the Company to utilize the current amount of tax loss carryforwards among other future tax deductions. We concluded that a change of control did not occur under the IRC section 382. We must, however, continue to monitor any increase in the ownership of any 5% owner in the Company, of any new investors participating in the common stock offering that were not investors before the offering, and of any new 5% owner acquiring common stock from existing shareholders excluding the two aforementioned groups. If the combined additional ownership of these three groups ever causes their total ownership to exceed 50% in the three year period ending December 2015, the limitations of Internal Revenue Code 382 would apply. The Company is considering implementing a tax preservation plan in the near future to protect the ability to realize the future tax loss carryforwards that would help protect current investors from any such change of control under IRC section 382, if one should occur.

Capital Resources

Our total capital at the end of 2014 was $42.9 million compared to $40.0 million in 2013. The increase was $2.9 million, or 7.23%. The Bank and the Company were both well capitalized as of December 31, 2014, as defined by the regulatory capital guidelines. New Peoples equity as a percentage of total assets was 6.58% at December 31, 2014 compared to 5.84% at December 31, 2013. The annualized return on average assets for the fiscal year 2014 was 0.04% as compared to 0.21% for the same period in 2013. The annualized return on average equity was 0.59% for the fiscal year 2014 and 3.71% for the same period in 2013. The book value per common share was $1.87 at December 31, 2014 compared to $1.83 at December 31, 2013.

Total assets decreased in 2014 and we anticipate asset levels to decrease in the future due to the reduction of nonperforming assets and the continued reduction of high cost time deposits. Our primary source of capital comes from retained earnings. We developed a new strategic plan in 2014. Under current economic conditions, we believe it is prudent to continue to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Based upon projections, we believe retained earnings will be sufficient to provide for this economic cycle to increase capital levels. As part of our initiative to improve regulatory capital ratios, we are working to further reduce our nonperforming assets, and focused on replacing this reduction with high quality interest earning assets. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. We are fully implementing this strategy to increase capital. However, these efforts alone may not provide us adequate capital if further losses are realized related to OREO or loans.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Earnings will continue to be retained to build capital.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $118.1 million at December 31, 2014, up from $116.8 million at December 31, 2013. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2015.

At December 31, 2014, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $82.6 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. We have increased our investment portfolio from $79.1 million at December 31, 2013 to $100.1 million at December 31, 2014. Our strategy is to manage the portfolio with future purchases that reduce price risk in a rising interest rate environment and shorten the duration of these securities to be able to invest in higher yielding loans and investments when interest rates do rise again. A $1.4 million increase in fair market value resulted in a net unrealized loss of $105 thousand at December 31, 2014 compared to the net unrealized loss at December 31, 2013, which was $1.5 million. This unrealized loss of $105 thousand could negatively impact earnings if the investment portfolio had to be quickly liquidated.

Our loan to deposit ratio was 78.19% at December 31, 2014 and 79.65% at year end 2013. We anticipate this ratio to remain at or below 80% in the future. We can further lower the ratio as management deems appropriate by managing the rate of growth in our loan portfolio and by offering special promotions to entice new deposits. This can be done by changing interest rates charged or limiting the amount of new loans approved.

Available third party sources of liquidity remain intact at December 31, 2014 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At December 31, 2014, we had borrowings from the Federal Home Loan Bank totaling $4.2 million as compared to $5.4 million at December 31, 2013. None are overnight and subject to daily interest rate changes. The borrowings have a maturity date in the year 2018, but reduce in principal amounts monthly or quarterly. The decrease of $1.2 million was due to regularly scheduled principal payments. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $3.0 million in 2010 and $7.0 million in 2013 to the Treasury Board of Virginia for collateral on public funds. An additional $99.9 million was available on December 31, 2014 on the $114.0 million line of credit, which is secured by a blanket lien on our residential real estate loans.

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

Concerning the Company’s liquidity, we have $1.1 million in cash as of December 31, 2014. These funds will be used to pay operating expenses, trust preferred interest payments (upon regulatory approval), and provide additional capital injections to the Bank, if needed.

On September 29, 2014 $500 thousand was injected into the Bank’s capital from the Company and on October 9, 2014 an additional $1.25 million was injected into the Bank’s capital from the Company. The total $1.75 million in capital injections was to increase the capital position and capital ratios of the Bank.

During the month of October 2014, members of the board of directors and management of the Company exercised 1,006,261 common stock warrants at a price of $1.75 per share. As a result an additional $1.76 million of capital was raised at the Company. These funds helped to offset the $1.75 million of funds used for the capital injections mentioned above. As a result the Company still has adequate liquidity to pay its operating expenses and trust preferred interest payments (upon regulatory approval).

The Written Agreement prohibits the payment of interest on the trust preferred securities without prior regulatory approval. As a result, interest on trust preferred securities issued by the Company had been deferred until such restriction was removed. This deferral was for a period of 60 months, and was set to expire on January 7, 2015. In the fourth quarter of 2014, the Company requested and received regulatory approval to pay the cumulative deferred interest on the trust preferred securities due on January 7, 2015 totaling $2.5 million, which the Company paid on December 10, 2014. As a result of this payment there were no interest payments in arrears on the trust preferred securities as of December 31, 2014.

On January 7, 2015, the 60 month deferral of the interest on the trust preferred securities issued by the Company expired. At this time the Company is not deferring the payment of the interest on the trust preferred securities; however, as discussed above, regulatory approval is needed to pay the interest. In March 2015 the Company requested and received regulatory approval to pay the $107 thousand in interest on the trust preferred securities due on April 7, 2015. Future payments still require regulatory approval and failure to obtain this approval could cause a default in the trust preferred securities by the Company; however, the Company has the option to re-enter another 60 month deferral of the interest on the trust preferred securities to prevent an event of default unless the regulators prohibit the deferral.

During the capital raise in 2012, common stock warrants were issued to investors. The warrants are immediately exercisable through December 2017 at a price of $1.75 per share. During 2013, 6,758 warrants were exercised, and in 2014 1,006,361 warrants were exercised which reduced the number of warrants outstanding at December 31, 2014 to 1,357,781. When, and if, these warrants are exercised, additional funds may be received by the Company, which provides potentially up to $2.4 million in additional liquidity and capital at the Company level. Additional contingent funding sources will be explored as available.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2014 and 2013 is as follows:

(Dollars in thousands)	2014	2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$26,082	$29,039
Standby letters of credit	2,638	2,907

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

Interest Sensitivity

At December 31, 2014 we had a negative cumulative gap rate sensitivity ratio of 41.67% for the one year re-pricing period, compared to 31.88% at December 31, 2013. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would probably decrease in periods during which interest rates are increasing. We are closely monitoring our position and implementing adjustments periodically to strategically position ourselves to enhance earnings in current and anticipated interest rate environments. The below table is based on contractual maturities and does not take into consideration prepayment speeds of investment securities and loans nor does it factor decay rates for non maturity deposits. Based on these behavioral factors, we are in a position to increase interest income in a rising interest rate environment. Management reviews our interest rate risk profile quarterly and believes that the current position presents acceptable risk.

Interest Sensitivity Analysis

December 31, 2014

(Dollars in thousands)

	1- 90 Days	91-365 Days	1-3 Years	4-5 Years	6-15 Years	Over 15 Years	Total
Uses of funds:
Loans	$28,205	$43,937	$109,333	$116,861	$111,732	$47,481	$457,549
Federal funds sold	5	—	—	—	—	—	5
Deposits with banks	20,933	—	—	—	—	—	20,933
Investments	18,034	2,733	14,761	812	26,770	36,959	100,069
Bank owned life insurance	12,268	—	—	—	—	—	12,268

Total earning assets	$79,445	46,670	$124,094	$117,673	$138,502	$84,440	$590,824

Sources of funds:
Interest Bearing DDA	$29,567	$—	$—	$—	$—	$—	29,567
Savings & MMDA	111,701	—	—	—	—	—	111,701
Time Deposits	66,383	148,168	62,963	19,730	2,730	—	299,974
Trust preferred securities	16,496	—	—	—	—	—	16,496
Other borrowings	—	—	—	4,158	—	—	4,158

Total interest bearing liabilities	$224,147	$148,168	$62,963	$23,888	$2,730	$—	$461,896

Discrete Gap	$(144,702)	$(101,498)	$61,131	$93,785	$135,772	$84,440	$128,928

Cumulative Gap	$(144,702)	$(246,200)	$(185,069)	$(91,284)	$44,488	$128,928

Cumulative Gap as % of Total Earning Assets	(24.49%)	(41.67%)	(31.32%)	(15.45%)	7.53%	21.82%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

New Peoples Bankshares, Inc. and Subsidiaries

Honaker, Virginia

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Richmond, Virginia

March 26, 2015

Elliott Davis Decosimo LLC | www.elliottdavis.com

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(IN THOUSANDS EXCEPT SHARE DATA)

	2014	2013
ASSETS
Cash and due from banks	$14,622	$18,770
Interest-bearing deposits with banks	20,933	35,908
Federal funds sold	5	2

Total Cash and Cash Equivalents	35,560	54,680
Investment securities available-for-sale	100,069	79,126
Loans receivable	457,549	493,023
Allowance for loan losses	(9,922)	(13,080)

Net Loans	447,627	479,943
Bank premises and equipment, net	28,766	29,976
Equity securities (restricted)	2,369	2,704
Other real estate owned	15,049	15,853
Accrued interest receivable	1,975	2,286
Life insurance investments	12,268	12,118
Intangible assets	—	8
Deferred taxes, net	4,988	5,446
Other assets	2,413	2,571

Total Assets	$651,084	$684,711

LIABILITIES
Deposits
Demand deposits
Noninterest bearing	$143,950	$137,745
Interest-bearing	29,567	30,138
Savings deposits	111,701	104,123
Time deposits	299,974	346,991

Total Deposits	585,192	618,997
FHLB advances	4,158	5,358
Accrued interest payable	266	2,287
Accrued expenses and other liabilities	2,121	1,613
Trust preferred securities	16,496	16,496

Total Liabilities	608,233	644,751
STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized; 22,878,654 and 21,872,293 shares issued and outstanding at December 31, 2014 and 2013, respectively	45,757	43,745
Common stock warrants	1,176	2,050
Additional paid-in capital	13,672	13,050
Retained deficit	(17,685)	(17,925)
Accumulated other comprehensive income (loss)	(69)	(960)

Total Stockholders’ Equity	42,851	39,960

Total Liabilities and Stockholders’ Equity	$651,084	$684,711

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	2014	2013
INTEREST AND DIVIDEND INCOME
Loans including fees	$24,875	$28,824
Federal funds sold	3	2
Interest-earning deposits with banks	155	188
Investments	1,482	934
Dividends on equity securities (restricted)	129	128

Total Interest and Dividend Income	26,644	30,076

INTEREST EXPENSE
Deposits
Demand	37	82
Savings	180	205
Time deposits below $100,000	1,829	2,196
Time deposits above $100,000	1,270	1,547
FHLB advances	195	242
Trust Preferred Securities	545	471

Total Interest Expense	4,056	4,743

NET INTEREST INCOME	22,588	25,333
PROVISION FOR LOAN LOSSES	—	550

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,588	24,783

NONINTEREST INCOME
Service charges	2,191	2,258
Fees, commission and other income	3,572	2,763
Insurance and investment fees	391	322
Net realized gains on sale of investment securities	2	99
Life insurance investment income	85	89

Total Noninterest Income	6,241	5,531

NONINTEREST EXPENSES
Salaries and employee benefits	12,725	13,430
Occupancy and equipment expenses	3,886	4,001
Advertising and public relations	463	411
Data processing and telecommunications	2,244	1,956
FDIC insurance premiums	1,427	1,514
Other real estate owned and repossessed assets, net	2,286	2,290
Other operating expenses	5,563	5,299

Total Noninterest Expenses	28,594	28,901

INCOME BEFORE INCOME TAXES	235	1,413
INCOME TAX BENEFIT	(5)	(71)

NET INCOME	$240	$1,484

Income Per Share
Basic and Fully Diluted	$0.01	$0.07

Average Weighted Shares of Common Stock
Basic and Fully Diluted	22,099,926	21,870,758

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(IN THOUSANDS)

	2014	2013
NET INCOME	$240	$1,484
Other comprehensive income (loss):
Investment securities activity:
Unrealized gains (losses) arising during the year	1,351	(1,971)
Tax related to unrealized gains (losses)	(459)	670
Reclassification of realized gains during the year	(2)	(99)
Tax related to realized gains	1	33

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	891	(1,367)

TOTAL COMPREHENSIVE INCOME	$1,131	$117

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(IN THOUANDS INCLUDING SHARE DATA)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid in Capital	Retained Deficit	Accumu- lated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2012	21,866	$43,731	$2,056	$13,081	$(19,409)	$407	$39,866
Net income	—	—	—	—	1,484	—	1,484
Exercise of common stock warrants	6	14	(6)	6	—	—	14
Stock offering costs	—	—	—	(37)	—	—	(37)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,367)	(1,367)

Balance, December 31, 2013	21,872	43,745	2,050	13,050	(17,925)	(960)	39,960

Net income	—	—	—	—	240	—	240
Exercise of common stock warrants	1,006	2,012	(874)	622	—	—	1,760
Other comprehensive income, net of tax	—	—	—	—	—	891	891

Balance, December 31, 2014	22,878	$45,757	$1,176	$13,672	$(17,685)	$(69)	$42,851

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(IN THOUSANDS)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$240	$1,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,216	2,338
Provision of loan losses	—	550
Income (less expenses) on life insurance	(150)	(154)
Gain on sale of securities available-for-sale	(2)	(99)
(Gain) Loss on sale of premises and equipment	(386)	23
Loss on sale of foreclosed real estate	173	570
Adjustment of carrying value of foreclosed real estate	1,099	562
Accretion of bond premiums/discounts	1,038	922
Deferred tax expense (benefit)	—	(57)
Amortization of core deposit intangible	8	45
Net change in:
Interest receivable	311	88
Other assets	158	228
Accrued interest payable	(2,021)	407
Accrued expenses and other liabilities	508	248

Net Cash Provided by Operating Activities	3,192	7,155

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	24,611	16,847
Proceeds from sale of loans	4,655	—
Purchase of securities available-for-sale	(54,859)	(48,280)
Proceeds from sale and maturities of securities available-for-sale	34,229	15,876
Sale of Federal Home Loan Bank stock	350	309
Purchase of Federal Reserve Bank stock	(15)	(210)
Payments for the purchase of premises and equipment	(1,753)	(1,552)
Proceeds from sale of premises and equipment	1,133	405
Proceeds from sales of other real estate owned	2,582	5,097

Net Cash Provided by (Used in) Investing Activities	10,933	(11,508)

CASH FLOWS FROM FINANCING ACTIVIES
Stock offering costs	—	(37)
Exercise of common stock warrants	1,760	14
Repayments to Federal Home Loan Bank	(1,200)	(1,200)
Net change in:
Demand deposits	5,634	786
Savings deposits	7,578	(9,157)
Time deposits	(47,017)	(25,482)

Net Cash Used in Financing Activities	(33,245)	(35,076)

Net decrease in cash and cash equivalents	(19,120)	(39,429)
Cash and Cash Equivalents, Beginning of the Year	54,680	94,109

Cash and Cash Equivalents, End of the Year	$35,560	$54,680

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$6,077	$4,336
Taxes	$—	$—
Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$4,306	$9,001
Loans made to finance sale of foreclosed real estate	$1,256	$787

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy—The consolidated financial statements include the Company, the Bank, NPB Insurance Services, Inc., and NPB Web Services, Inc. (Hereinafter, collectively referred to as “The Company.”) All significant intercompany balances and transactions have been eliminated. In accordance with ASC 942, NPB Capital Trust I and 2 are not included in the consolidated financial statements.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $10.7 million as of December 31, 2014. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

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

Common Stock Warrants—The company issued common stock warrants as a result of its conversion of Director notes and the completion of its common stock offering in 2012. For additional discussion concerning these transactions including the terms and value of the warrants, see Note 22, “Capital.”

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

In the event the Company has unrecognized tax expense in future accounting periods, the Company will recognize interest in interest expense and penalties in operating expenses. There were no interest or penalties related to an unrecognized tax position for the years ended December 31, 2014 and 2013. Because of the impact of deferred tax accounting, other than interest and penalties, the reversal of the Company’s treatment by taxing authorities would not affect the annual effective tax rate but would defer or accelerate the payment of cash to the taxing authority. The Company’s tax filings for years ended 2010 through 2014 are currently open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and state taxing authorities.

Financial Instruments – Off-balance-sheet instruments— In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

Earnings Per Share – Basic earnings per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants and are determined by the Treasury Method. For the years ending December 31, 2014 and 2013, potential common shares of 1,555,964 and 2,648,871, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the years ended December 31,
	2014	2013
Net income	$240	$1,484

Weighted average shares outstanding	22,099,926	21,870,758

Weighted average dilutive shares outstanding	22,099,926	21,870,758

Basic and diluted income per share	$0.01	$0.07

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

Business Combinations—For purchase acquisitions accounted for as a business combination, the Company is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization method for such intangible assets. In addition, purchase acquisitions may result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in acquisition multiples, the overall interest rate environment, or the continuing operations of the assets acquired could have a significant impact on the periodic impairment testing. For additional discussion concerning our valuation of intangible assets, see Note 13, “Intangible Assets.”

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

NOTE 3 FORMAL WRITTEN AGREEMENT:

Effective July 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) called (the “Written Agreement”). At December 31, 2014, we believe we have not yet achieved full compliance with the Written Agreement but we have made progress in our compliance efforts under the Written Agreement and all of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

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

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $20.9 million and $35.9 million at December 31, 2014 and 2013, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank or on deposit with the Federal Reserve Bank. At December 31, 2014 and 2013, all required reserves were met by the Bank’s vault cash.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
December 31, 2014
U.S. Government Agencies	$43,985	$332	$247	$44,070
Taxable municipals	293	—	5	288
Mortgage backed securities	55,896	144	329	55,711

Total Securities AFS	$100,174	$476	$581	$100,069

December 31, 2013
U.S. Government Agencies	$39,296	$246	$941	$38,601
Mortgage backed securities	41,284	60	819	40,525

Total Securities AFS	$80,580	$306	$1,760	$79,126

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 and December 31, 2013.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Government Agencies	$7,408	$38	$12,965	$209	$20,373	$247
Taxable municipals	288	5	—	—	288	5
Mtg. backed securities	21,083	179	11,622	150	32,705	329

Total Securities AFS	$28,779	$222	$24,587	$359	$53,366	$581

December 31, 2013
U.S. Government Agencies	$26,090	$936	$570	$5	$26,660	$941
Mtg. backed securities	27,461	693	5,046	126	32,507	819

Total Securities AFS	$53,551	$1,629	$5,616	$131	$59,167	$1,760

At December 31, 2014, the available-for-sale portfolio included eighty four investments for which the fair market value was less than amortized cost. At December 31, 2013, the available-for-sale portfolio included eighty investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to have an other than temporary impairment.

The amortized cost and fair value of investment securities at December 31, 2014, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available for Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$190	$191	1.60%
Due after one year through five years	2,760	2,776	1.43%
Due after five years through ten years	12,758	12,788	1.51%
Due after ten years	84,466	84,314	1.90%

Total	$100,174	$100,069	1.83%

Investment securities with a carrying value of $17.5 million and $17.0 million at December 31, 2014 and 2013, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.4 million and $2.7 million as of December 31, 2014 and 2013, respectively.

NOTE 6 LOANS:

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2014	2013
Real estate secured:
Commercial	$108,062	$126,174
Construction and land development	15,439	22,421
Residential 1-4 family	243,538	249,187
Multifamily	14,409	11,482
Farmland	25,252	28,892

Total real estate loans	406,700	438,156
Commercial	21,807	24,955
Agriculture	3,117	3,718
Consumer installment loans	25,828	26,055
All other loans	97	139

Total loans	$457,549	$493,023

Loans receivable on nonaccrual status at December 31, are summarized as follows:

(Dollars are in thousands)	2014	2013
Real estate secured:
Commercial	$6,222	$16,098
Construction and land development	332	775
Residential 1-4 family	8,589	4,852
Multifamily	118	171
Farmland	5,982	5,315

Total real estate loans	21,243	27,211
Commercial	554	947
Agriculture	18	45
Consumer installment loans	46	104
All other loans	—	—

Total loans receivable on nonaccrual status	$21,861	$28,307

Total interest income not recognized on nonaccrual loans for 2014 and 2013 was $386 thousand and $969 thousand, respectively. In 2014, three nonperforming loans totaling $5.5 million were sold to further reduce the high level of nonaccrual loans. Charge offs of $1.0 million were realized and fully absorbed by the allowance for loan losses with no additional provisions needed. We will continue to evaluate certain loans to determine if additional loans may be sold at minimal impact to earnings and to capital levels in the near future as we aggressively work to reduce the level of nonperforming loans. There were no nonperforming loans sold during 2013.

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2014 and December 31, 2013:

As of December 31, 2014 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$9,628	$128	$3,986	$5,166	$—
Construction and land development	248	1	15	15	—
Residential 1-4 family	2,959	177	3,245	3,471	—
Multifamily	370	26	438	479	—
Farmland	5,383	114	5,767	6,801	—
Commercial	421	—	548	674	—
Agriculture	62	4	52	52	—
Consumer installment loans	12	1	15	15	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	6,338	132	4,517	4,905	1,482
Construction and land development	505	14	303	355	88
Residential 1-4 family	4,248	126	2,573	2,852	347
Multifamily	268	7	113	113	15
Farmland	2,573	59	1,104	1,116	343
Commercial	407	4	74	74	26
Agriculture	39	2	30	30	30
Consumer installment loans	10	—	—	—	—
All other loans	—	—	—	—	—

Total	$33,471	$795	$22,780	$26,118	$2,331

As of December 31, 2013 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$16,270	$300	$9,807	$10,276	$—
Construction and land development	2,246	26	336	345	—
Residential 1-4 family	4,276	126	2,557	2,727	—
Multifamily	652	16	326	326	—
Farmland	4,260	166	2,533	2,670	—
Commercial	717	7	315	423	—
Agriculture	71	6	60	60	—
Consumer installment loans	51	2	12	12	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	12,080	441	12,092	13,924	1,942
Construction and land development	492	9	554	640	138
Residential 1-4 family	3,980	260	5,458	5,824	1,180
Multifamily	561	17	268	268	39
Farmland	4,116	114	6,109	6,797	653
Commercial	1,012	3	672	740	208
Agriculture	138	4	55	71	43
Consumer installment loans	22	2	22	22	3
All other loans	—	—	—	—	—

Total	$50,944	$1,499	$41,176	$45,125	$4,206

An age analysis of past due loans receivable was as follows:

As of December 31, 2014 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$2,683	$74	$2,411	$5,168	$102,894	$108,062	$—
Construction and land development	94	335	12	441	14,998	15,439	—
Residential 1-4 family	7,885	1,728	2,346	11,959	231,579	243,538	—
Multifamily	320	—	—	320	14,089	14,409	—
Farmland	661	453	—	1,114	24,138	25,252	—

Total real estate loans	11,643	2,590	4,769	19,002	387,698	406,700	—
Commercial	64	15	162	241	21,566	21,807	—
Agriculture	—	4	—	4	3,113	3,117	—
Consumer installment Loans	153	19	21	193	25,635	25,828	—
All other loans	22	6	—	28	69	97	—

Total loans	$11,882	$2,634	$4,952	$19,468	$438,081	$457,549	$—

As of December 31, 2013 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$7,192	$1,713	$4,174	$13,079	$113,095	$126,174	$—
Construction and land development	505	183	347	1,035	21,386	22,421	—
Residential 1-4 family	6,391	1,067	1,271	8,729	240,458	249,187	—
Multifamily	—	436	—	436	11,046	11,482	—
Farmland	1,869	137	3,986	5,992	22,900	28,892	—

Total real estate loans	15,957	3,536	9,778	29,271	408,885	438,156	—
Commercial	135	14	902	1,051	23,904	24,955	—
Agriculture	26	20	13	59	3,659	3,718	—
Consumer installment Loans	241	48	8	297	25,758	26,055	—
All other loans	11	7	1	19	120	139	1

Total loans	$16,370	$3,625	$10,702	$30,697	$462,326	$493,023	$1

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

Pass—Loans in this category are considered to have a low likelihood of loss based on relevant information analyzed about the ability of the borrowers to service their debt and other factors.

Special Mention—Loans in this category are currently protected but are potentially weak, including adverse trends in borrower’s operations, credit quality or financial strength. Those loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances. Special mention loans have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Company’s credit position at some future date.

Substandard—A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful—Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of December 31, 2014 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$92,515	$7,925	$7,622	$—	$108,062
Construction and land development	12,974	2,041	424	—	15,439
Residential 1-4 family	230,184	1,965	11,389	—	243,538
Multifamily	13,953	146	310	—	14,409
Farmland	18,159	270	6,823	—	25,252

Total real estate loans	367,785	12,347	26,568	—	406,700
Commercial	18,495	2,548	764	—	21,807
Agriculture	3,069	—	48	—	3,117
Consumer installment loans	25,719	—	109	—	25,828
All other loans	97	—	—	—	97

Total	$415,165	$14,895	$27,489	$—	$457,549

As of December 31, 2013 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$100,403	$4,586	$21,185	$—	$126,174
Construction and land development	19,138	2,107	1,176	—	22,421
Residential 1-4 family	234,857	1,916	12,213	201	249,187
Multifamily	10,777	266	439	—	11,482
Farmland	19,935	411	8,546	—	28,892

Total real estate loans	385,110	9,286	43,559	201	438,156
Commercial	23,258	634	1,034	29	24,955
Agriculture	3,583	11	124	—	3,718
Consumer installment loans	25,879	—	176	—	26,055
All other loans	139	—	—	—	139

Total	$437,969	$9,931	$44,893	$230	$493,023

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2014 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$5,203	$(2,190)	$427	$—	$978	$4,418
Construction and land development	1,184	(292)	236	—	(929)	199
Residential 1-4 family	3,316	(1,063)	148	—	171	2,572
Multifamily	133	(41)	—	—	62	154
Farmland	1,224	(830)	520	—	(1)	913

Total real estate loans	11,060	(4,416)	1,331	—	281	8,256
Commercial	1,147	(47)	29	—	(672)	457
Agriculture	337	(17)	1	—	(196)	125
Consumer installment loans	153	(79)	40	—	57	171
All other loans	2	—	—	—	(1)	1
Unallocated	381	—	—	—	531	912

Total	$13,080	$(4,559)	$1,401	$—	$—	$9,922

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2014 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$1,482	$2,936	$4,418	$8,503	$99,559	$108,062
Construction and land development	88	111	199	318	15,121	15,439
Residential 1-4 family	347	2,225	2,572	5,818	237,720	243,538
Multifamily	15	139	154	551	13,858	14,409
Farmland	343	570	913	6,871	18,381	25,252

Total real estate loans	2,275	5,981	8,256	22,061	384,639	406,700
Commercial	26	431	457	622	21,185	21,807
Agriculture	30	95	125	82	3,035	3,117
Consumer installment loans	—	171	171	15	25,813	25,828
All other loans	—	1	1	—	97	97
Unallocated	—	912	912	—	—	—

Total	$2,331	$7,591	$9,922	$22,780	$434,769	$457,549

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At December 31, 2014 there were $10.0 million in loans that are classified as troubled debt restructurings compared to $12.3 million at December 31, 2013. The following table presents information related to loans modified as troubled debt restructurings during the years ended December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	1	$136	$134
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	2	596	589	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	2	3,340	2,596	—	—	—

Total real estate loans	4	3,936	3,185	1	136	134
Commercial	—	—	—	1	51	7
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	1	14	13
All other loans	—	—	—	—	—	—

Total	4	$3,936	$3,185	3	$201	$154

During the year ended 2014, the Company modified four loans that were considered to be troubled debt restructurings. We modified the terms for one of these loans. On three loans we modified the terms and lowered the interest rate. During the year ended 2013, the Company modified three loans that were considered to be troubled debt restructurings. We modified the terms for one of these loans and the interest rate was lowered on one loan. On one loan we modified the terms and lowered the interest rate.

The following table presents information related to loans modified as a troubled debt restructurings that subsequently defaulted during the years ended December 31, 2014 and 2013, and within twelve months of their modification date. A troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

Troubled Debt Restructurings That Subsequently Defaulted	December 31, 2014		December 31, 2013
During the Period (Dollars are in thousands)	# of Loans	Recorded Investment	# of Loans	Recorded Investment
Real estate secured:
Commercial	—	$—	—	$—
Construction and land development	—	—	—	—
Residential 1-4 family	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—

Total real estate loans	—	—	—	—
Commercial	—	—	—	—
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Total	—	$—	—	$—

When determining the level of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings in its estimate. The Company evaluates all troubled debt restructurings for possible further impairment. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further writedown the carrying value of the loan.

NOTE 9 BANK PREMISES AND EQUIPMENT:

Bank premises and equipment at December 31, are summarized as follows:

(Dollars are in thousands)	2014	2013
Land	$9,672	$10,199
Buildings and improvements	22,897	23,149
Furniture and equipment	17,719	16,407
Vehicles	516	499
Construction in progress	18	232

	50,822	50,486
Less accumulated depreciation	(22,056)	(20,510)

Bank Premises and Equipment	$28,766	$29,976

Depreciation expense for 2014 and 2013 was $2.2 million and $2.3 million, respectively.

NOTE 10 OTHER TIME DEPOSITS:

The aggregate amount of time deposits that meet or exceed the FDIC Insurance limit of $250,000 was $15.7 million and $21.3 million at December 31, 2014 and 2013, respectively. We have brokered deposits totaling $2.7 million at December 31, 2014 and 2013, respectively. At December 31, 2014, the scheduled maturities of time deposits are as follows (dollars are in thousands):

2015	$214,303
2016	45,565
2017	17,305
2018	12,495
2019	10,206
After five years	100

Total	$299,974

NOTE 11 INCOME TAX EXPENSE (BENEFIT):

The components of income tax expense (benefit) for the years ended December 31, are as follows:

(Dollars are in thousands)	2014	2013
Current benefit	$(5)	$(14)
Deferred tax expense (benefit)	—	(57)

Net income tax expense (benefit)	$(5)	$(71)

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands)	2014	2013
Deferred Tax Assets
Allowance for loan losses	$3,373	$4,447
Deferred compensation	150	138
Accrued employee benefits	89	49
Bank owned life insurance	50	42
Nonaccrual loan interest	752	535
Other real estate owned	1,386	1,217
Repossessions	—	34
Amortization of core deposits	138	153
Amortization of goodwill	701	794
Capitalized interest and repair expense	44	46
Net operating loss carryforward	5,986	5,480
AMT carryforward	252	252
Unrealized loss on securities available for sale	36	494

Total Assets, gross	12,957	13,681
Valuation allowance	(6,390)	(6,352)

Total Assets, net	6,567	7,329

Deferred Tax Liabilities
Accelerated depreciation	1,070	1,409
Prepaid expenses	217	209
Deferred loan costs	292	265
Unrealized gain on securities available for sale	—	—

Total Liabilities, gross	1,579	1,883

Net Deferred Tax Asset	$4,988	$5,446

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 34%:

(Dollars are in thousands)	2014	2013
Income tax expense (benefit) at the applicable federal rate	$80	$480
Permanent differences resulting from:
Nondeductible expenses	8	8
Tax exempt interest income	(42)	(49)
State income taxes less federal tax effect	3	10
Bank owned life insurance	(37)	(44)
Deferred tax valuation allowance change, net	38	(428)
Other adjustments	(55)	(48)

Income tax expense (benefit)	$(5)	$(71)

Management reviewed the December 31, 2014 deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that only $38 thousand of additional deferred tax asset valuation allowance was required during 2014. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-

setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $6.4 million allowance, would be realizable. Management is required to consider all evidence, both positive and negative in making this determination. As of December 31, 2014, the Company had $17.6 million of net operating loss carryforwards which will expire in 2031 thru 2034.

The Company’s tax filings for years ended 2010 through 2014 were at year end 2014 open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and state taxing authorities. Our tax filings for the years ended 2010, 2011, and 2012 had been under examination by the IRS. In March 2015 we received notification from the IRS that as a result of the examination no changes were made to our reported tax.

NOTE 12 RELATED PARTY TRANSACTIONS:

During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to $4.0 million at December 31, 2014 and $4.0 million at December 31, 2013. During the year ended December 31, 2014, total principal additions were $3.2 million and principal payments were $3.1 million, including renewals and advances on revolving lines of credit. During the year ended December 31, 2013, total principal additions were $3.1 million and principal payments were $3.0 million, including renewals and advances on revolving lines of credit. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Total related party deposits held at the Bank were $5.6 million and $6.3 million at the end of years 2014 and 2013, respectively.

During 2010, the branch location in Grundy, Virginia which was part of a condominium in which the Bank and Director Michael McGlothlin owned the only units condemned by the Virginia Department of Transportation. The value of the Bank’s interest in its condemned condominium units was $892 thousand and the value of Director McGlothlin’s interest in his condemned condominium unit was $455 thousand as appraised by the Virginia Department of Transportation. Subsequently, a new building was constructed on an adjacent property with the condemnation proceeds. The Bank’s branch in the new building was opened on January 31, 2011 and a portion of the building comparable to his condemned unit was occupied by Director McGlothlin at this time as well. Throughout 2011 additional work was conducted by the contractor. Minor projects remained at the end of 2011 and were completed during 2012. The new building is subject to a newly formed condominium agreement, the terms of which are substantially similar to the terms of the previous condominium arrangement. Final settlement of the transaction, including the recording of the condominium agreement, occurred in June 2013 on terms the Bank believes are consistent with an arm’s length market transaction.

NOTE 13 INTANGIBLE ASSETS:

In 2007, the Bank completed the acquisition of two branches in which certain intangible assets were identified related to the value of core deposits. The estimated fair value of the core deposits was determined based on the present value of future cash flow related to those deposits considering the industry standard “financial instrument” type present value methodology. All-in costs and runoff balances by year were discounted by term specific Federal Home Loan Bank advance rates used as a measure of the best available approximate alternative costs of funds. The estimated economic advantage embedded in the acquired deposits as compared to alternative values is the core deposit intangible. Amortization expense related to these intangibles was based upon the average economic life of the core deposits.

(Dollars are in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2014
Amortizable core deposit intangibles	$810	$810	$—
December 31, 2013
Amortizable core deposit intangibles	$810	$802	$8

NOTE 14 RETIREMENT PLANS:

The Company has established a qualified defined contribution plan that covers all full time employees. Effective January 1, 2012 the qualified defined contribution plan was modified where the Company matched employee contributions up to a maximum of 3% of their salary. The Company contributed $240 thousand and $258 thousand to the defined contribution plan for 2014 and 2013, respectively.

In addition, in 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. Expenses related to the plan were $45 thousand and $45 thousand for 2014 and 2013, respectively.

NOTE 15 STOCK OPTION PLAN:

New Peoples’ Stock Option Plan (“the Plan”) was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of the Company by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. The Plan provides that options for up to 1,287,000 shares of the Company’s common stock may be issued to employees and directors. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of the Company. All options are subject to exercise or forfeiture if the Company’s capital falls below minimum requirements, as determined by its primary state or federal regulator. The Plan expired on May 31, 2011. All options granted and outstanding are fully vested. The Company did not grant any options in 2014 and 2013. No stock options were exercised in 2014 and 2013.

Information about stock options outstanding at December 31, 2014 follows:

Exercise Price	Number Outstanding And Exerciseable	Weighted Average Remaining Contractrual Life	Weighted Average Exercise Price
$11.54	198,183	0.97 years	$11.54

Totals	198,183	0.97 years

A summary of the status of the Company’s stock option plan is presented below:

	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding and exercisable, Beginning of year	284,729	$11.02	371,866	$10.43	461,773	$10.08
Exercised	—	—	—	—	—	—
Forfeited	(20,930)	11.04	(39,682)	10.30	(46,116)	10.18
Expired	(65,616)	9.44	(47,455)	6.99	(43,791)	6.99

Outstanding and exercisable, End of year	198,183	$11.54	284,729	$11.02	371,866	$10.43

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

NOTE 17 LEASING ACTIVITIES:

The Company’s leasing activities consist of the leasing of land and buildings under agreements in which the Bank is lessee. These leases have been classified as operating leases. During 2013 the Bank had one operating lease that was canceled when the Bank purchased the land it was leasing. As of December 31, 2014, the Bank had no significant operating leases.

Rental commitments of less than one year are not included. There were no rentals charged to operations under operating leases in 2014 and $4 thousand charged for the year ended 2013.

NOTE 18 AVAILABLE LINES OF CREDIT AND FEDERAL HOME LOAN BANK ADVANCES:

The Bank has the ability to borrow up to an additional $99.9 million from the Federal Home Loan Bank under a line of credit which is secured by a blanket lien on residential real estate loans. The Bank had no overnight borrowings subject to daily rate changes from the Federal Home Loan Bank at December 31, 2014 or 2013. All other borrowings are at fixed rates.

The Bank had $4.2 million in term borrowings with the Federal Home Loan Bank at December 31, 2014 and $5.4 million at December 31, 2013. These borrowings were obtained in 2008 to fund various real estate loans. These borrowings have fixed rates with an average weighted interest rate of 4.07%, with monthly principal and interest through 2018.

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

A lawsuit against the Bank was filed in April 2010. This case involves a claim against the Bank by a joint venture between Bank customers, some of whom are former members of senior management, and three investors. The allegation is that the joint venture, VFI, should have priority over the Bank’s deed of trust in order for VFI’s unrecorded and unrecordable ground lease to be enforceable for its full ten year term. There are also additional claims for damages resulting from allegations that the Bank’s representatives imputed liability to the Bank based upon breach of fiduciary duty, fraud, and collaboration. In March 2014 the Judge ruled in the Bank’s favor regarding VFI’s claim of unjust enrichment. In December 2014 the Bank agreed to a settlement with VFI on all remaining claims and in January 2015 an order was entered that dismissed this matter.

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

Financial instruments whose contract amount represents credit risk were as follows:

(Dollars are in thousands)	2014	2013
Commitments to extend credit	$26,082	$29,039
Standby letters of credit	2,638	2,907

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

NOTE 21 TRUST PREFERRED SECURITIES AND DEFERRAL OF INTEREST PAYMENTS:

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at December 31, 2013 of 2.00%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at December 31, 2014 of 2.83%.

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

In October 2009, a restriction to pay dividends from the Bank to the Company was issued by the Federal Reserve Bank of Richmond. In July 2010 the Company and the Bank entered into the Written Agreement discussed in Note 3. The Written Agreement prohibits the payment of interest on the trust preferred securities without prior regulatory approval. As a result, interest on trust preferred securities issued by the Company had been deferred until such restriction was removed. This deferral was for a period of 60 months, and was set to expire on January 7, 2015. In the fourth quarter of 2014, the Company requested and received regulatory approval to pay the cumulative deferred interest on the trust preferred securities due on January 7, 2015 totaling $2.5 million, which the Company paid on December 10, 2014. As a result of this payment there was no interest in arrears on the trust preferred securities as of December 31, 2014. Interest in arrears on the trust preferred securities were $2.0 million as of December 31, 2013 and is included in accrued interest payable on the balance sheet for 2013.

On January 7, 2015 the 60 month deferral of the interest on the trust preferred securities issued by the Company expired. At this time the Company is not deferring the payment of the interest on the trust preferred securities, however, as discussed above, regulatory approval is needed to pay the interest. In March 2015 the Company requested and received regulatory approval to pay the $107 thousand in interest on the trust preferred securities due on April 7, 2015. Future payments still require regulatory approval and failure to obtain this approval could cause a default in the trust preferred securities by the Company, however, the Company has the option to re-enter another 60 month deferral of the interest on the trust preferred securities to prevent an event of default unless the regulators prohibit the deferral.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2014 and 2013, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2014:
Total Capital to Risk Weighted Assets
The Company	$59,816	15.98%	$29,948	8%	$	N/A	N/A
The Bank	58,869	15.73%	29,938	8%		37,422	10%
Tier 1 Capital Risk Weighted Assets:
The Company	53,379	14.26%	14,974	4%		N/A	N/A
The Bank	54,127	14.46%	14,969	4%		22,453	6%
Tier 1 Capital to Average Assets:
The Company	53,379	8.07%	26,453	4%		N/A	N/A
The Bank	54,127	8.19%	26,447	4%		33,058	5%
December 31, 2013:
Total Capital to Risk Weighted Assets
The Company	$58,305	14.39%	$32,417	8%	$	N/A	N/A
The Bank	56,602	13.96%	32,430	8%		40,538	10%
Tier 1 Capital Risk Weighted Assets:
The Company	50,776	12.53%	16,208	4%		N/A	N/A
The Bank	51,436	12.69%	16,215	4%		24,323	6%
Tier 1 Capital to Average Assets:
The Company	50,776	7.40%	27,445	4%		N/A	N/A
The Bank	51,436	7.49%	27,460	4%		34,326	5%

Capital Injections

On September 29, 2014 $500 thousand was injected into the Bank’s capital from the Company. On October 9, 2014 $1.25 million was injected into the Bank’s capital from the Company. The total $1.75 million in capital injections was to increase the capital position and capital ratios of the Bank.

Board of Directors and Management Exercise of Common Stock Warrants

During the month of October 2014, members of the board of directors and management of the Company exercised 1,006,261 common stock warrants at a price of $1.75 per share. As a result an additional $1.76 million of capital was raised at the Company. These funds helped to offset the $1.75 million of funds used for the capital injections mentioned above. As a result the Company still has adequate liquidity to pay its operating expenses and trust preferred interest payments (upon regulatory approval).

Common Stock Warrants

As of December 31, 2014, 1,357,781 common stock warrants were outstanding as compared to 2,364,142 common stock warrants as of December 31, 2013. During 2014, 1,006,361 of the common stock warrants were exercised at a price of $1.75. During 2013, 6,758 of common stock warrants were exercised at a price of $1.75. A summary of common stock warrants outstanding at December 31, 2014 follows:

Expiration Date	Exercise Price	Number Outstanding And Exerciseable	Weighted Average Remaining Contractrual Life
December 20, 2017	$1.75	1,357,781	2.97 years

	Totals	1,357,781	2.97 years

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $100.1 million and $79.1 million at December 31, 2014 and 2013, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans carried at fair value were $20.4 million and $37.0 million at December 31, 2014 and 2013, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $15.0 million and $15.9 million at December 31, 2014 and 2013, respectively.

Assets and liabilities measured at fair value are as follows as of December 31, 2014 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$44,070	$—
Taxable municipals	—	288	—
Mortgage backed securities	—	55,711	—
(On a non-recurring basis) Other real estate owned	—	—	15,049
Impaired loans:
Real estate secured:
Commercial	—	—	7,021
Construction and land development	—	—	230
Residential 1-4 family	—	—	5,471
Multifamily	—	—	536
Farmland	—	—	6,528
Commercial	—	—	596
Agriculture	—	—	52
Consumer installment loans	—	—	15
All other loans	—	—	—

Total	$—	$100,069	$35,498

Assets and liabilities measured at fair value are as follows as of December 31, 2013 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$38,601	$—
Taxable municipals	—	—	—
Tax-exempt municipals	—	—	—
Mortgage backed securities	—	40,525	—
(On a non-recurring basis) Other real estate owned	—	—	15,853
Impaired loans:
Real estate secured:		—
Commercial	—	—	19,957
Construction and land development	—	—	752
Residential 1-4 family	—	—	6,835
Multifamily	—	—	555
Farmland	—	—	7,989
Commercial	—	—	779
Agriculture	—	—	72
Consumer installment loans	—	—	31
All other loans	—	—	—

Total	$—	$79,126	$52,823

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$20,449	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%
Other Real Estate Owned	$15,049	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2014 and 2013. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2014 and 2013.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
Financial Instruments – Assets
Net Loans	$447,627	$451,225	$—	$430,776	$20,449
Financial Instruments – Liabilities
Time Deposits	299,974	301,309	—	301,309	—
FHLB Advances	4,158	4,158	—	4,158	—
December 31, 2013
Financial Instruments – Assets
Net Loans	$479,943	$482,285	$—	$445,315	$36,970
Financial Instruments – Liabilities
Time Deposits	346,991	348,944	—	348,944	—
FHLB Advances	5,358	5,358	—	5,358	—

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

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 25 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(Dollars in Thousands)

	2014	2013
ASSETS
Due from banks	$1,091	$4,415
Investment in subsidiaries	57,635	53,938
Other assets	687	644

Total Assets	$59,413	$58,997

LIABILITIES
Accrued interest payable	$—	$1,954
Accrued expenses and other liabilities	66	587
Trust preferred securities	16,496	16,496

Total Liabilities	16,562	19,037

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value, 50,000,000 shares authorized; 22,878,654 and 21,872,293 shares issued and outstanding at December 31, 2014 and 2013, respectively	45,757	43,745
Common stock warrants	1,176	2,050
Additional paid capital	13,672	13,050
Retained deficit	(17,685)	(17,925)
Accumulated other comprehensive income (loss)	(69)	(960)

Total Stockholders’ Equity	42,851	39,960

Total Liabilities and Stockholders’ Equity	$59,413	$58,997

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Dollars in Thousands)	2014	2013
Income
Miscellaneous income	$15	$14
Undistributed income of subsidiaries	1,056	2,138

Total income	1,071	2,152

Expenses
Trust preferred securities interest expense	545	471
Legal fees	126	23
Accounting fees	112	150
Other operating expenses	48	75

Total Expenses	831	719

Income before Income Taxes	240	1,433
Income Tax Benefit	—	(51)

Net Income	$240	$1,484

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Dollars in Thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$240	$1,484
Adjustments to reconcile net income to net cash used in operating activities:
Income of subsidiaries	(1,056)	(2,138)
Net change in:
Other assets	(43)	23
Other liabilities	(2,475)	480

Net Cash Used in Operating Activities	(3,334)	(151)

Cash Flows From Investing Activities
Investment in subsidiary	(1,750)	—

Net Cash Used in Investing Activities	(1,750)	—

Cash Flows From Financing Activities
Stock offering costs	—	(37)
Exercise of common stock warrants	1,760	14

Net Cash Provided by (Used in) Financing Activities	1,760	(23)

Net decrease in Cash and Cash Equivalents	(3,324)	(174)
Cash and Cash Equivalents, Beginning of year	4,415	4,589

Cash and Cash Equivalents, End of Year	$1,091	$4,415

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$2,508	$—
Taxes	$—	$—

NOTE 26 SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2014 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First
Income statement
Net interest income	$5,554	$5,644	$5,647	$5,743
Noninterest income	1,716	1,610	1,376	1,539
Provision for credit losses	—	—	—	—
Noninterest expense	7,190	6,865	7,184	7,355
Net income (loss)	76	393	(157)	(72)
Earnings (loss) per share, basic	0.00	0.02	(0.01)	0.00
Earnings (loss) per share, fully diluted	0.00	0.02	(0.01)	0.00
Period end balance sheet
Total loans and leases	$457,549	$463,942	$471,646	$482,746
Total assets	651,084	669,449	682,816	696,501
Total deposits	585,192	602,847	616,883	630,212
Total shareholders’ equity	42,851	40,667	40,233	40,126

	2013 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First
Income statement
Net interest income	$6,347	$6,265	$6,455	$6,266
Noninterest income	1,318	1,467	1,277	1,469
Provision for credit losses	—	—	—	550
Noninterest expense	7,782	7,279	6,821	7,019
Net income (loss)	(55)	447	945	147
Earnings (loss) per share, basic	0.00	0.02	0.04	0.01
Earnings (loss) per share, fully diluted	0.00	0.02	0.04	0.01
Period end balance sheet
Total loans and leases	$493,023	$500,974	$510,028	$511,376
Total assets	684,711	690,817	699,238	707,744
Total deposits	618,997	624,180	632,637	641,295
Total shareholders’ equity	39,960	40,134	40,302	39,829

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” issued in 1992. Based on this assessment management concluded that the internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2014.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the captions “Director Compensation” and “Executive Compensation and Related Party Transactions” in the 2015 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 2015 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information contained under the caption “Executive Compensation and Related Party Transactions” and “Corporate Governance” in the 2015 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Audit Information” in the 2015 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.

(a)(2)	The response to this portion of Item 15 is included in Item 8 above.

(a)(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the exhibit index::

Exhibit Number

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004).

4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004)

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).

10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).

10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).

14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21	Subsidiaries of the Registrant.

23	Consent of Elliott Davis Decosimo, LLC.

24	Powers of Attorney (contained on signature page).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials for the Company’s 10-K Report for the year ended December 31, 2014, formatted in XBRL. (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.)

*	Denotes management contract.

(b)	See Item 15(a)(3) above.
(c)	See Items 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer
Date:	March 26, 2015

By:	/s/ FRANK SEXTON, JR.
Frank Sexton, Jr.
Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer
Date:	March 26, 2015

POWER OF ATTORNEY

Each of the undersigned hereby appoints C. Todd Asbury and Frank Sexton, Jr., and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. TODD ASBURY	President and	March 26, 2015
C. Todd Asbury	Chief Executive Officer
(Principal Executive Officer)

/s/ FRANK SEXTON, JR.	Executive Vice President,	March 26, 2015
Frank Sexton, Jr.	Chief Operating Officer,
and Interim Chief Financial Officer
(Principal Financial and
Accounting Officer)
/s/ TIM BALL	Director	March 26, 2015
Tim Ball

/s/ JOE CARTER	Director	March 26, 2015
Joe Carter

/s/ JOHN D. COX	Director	March 26, 2015
John D. Cox

/s/ CHARLES H. GENT	Director	March 26, 2015
Charles H. Gent

/s/ EUGENE HEARL	Director	March 26, 2015
Eugene Hearl

/s/ HAROLD LYNN KEENE	Chairman, Director	March 26, 2015
Harold Lynn Keene

/s/ MICHAEL G. MCGLOTHLIN	Director	March 26, 2015
Michael G. McGlothlin

/s/ FRED MEADE	Director	March 26, 2015
Fred Meade

/s/ B. SCOTT WHITE	Director	March 26, 2015
B. Scott White