Form 10-Q
period 2015-03-31
NEW PEOPLES BANKSHARES INC
filed 2015-05-15
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2015
Common Stock, $2.00 par value	22,878,654

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2015	2014
INTEREST AND DIVIDEND INCOME
Loans including fees	$5,781	$6,388
Federal funds sold	1	1
Interest-earning deposits with banks	26	38
Investments	426	342
Dividends on equity securities (restricted)	32	31

Total Interest and Dividend Income	6,266	6,800

INTEREST EXPENSE
Deposits
Demand	9	9
Savings	41	49
Time deposits below $100,000	387	491
Time deposits above $100,000	271	339
FHLB Advances	40	53
Trust Preferred Securities	108	116

Total Interest Expense	856	1,057

NET INTEREST INCOME	5,410	5,743

PROVISION FOR LOAN LOSSES	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,410	5,743

NONINTEREST INCOME
Service charges	536	504
Fees, commissions and other income	714	929
Insurance and investment fees	124	86
Net realized gains on sale of investment securities	35	3
Life insurance investment income	35	17

Total Noninterest Income	1,444	1,539

NONINTEREST EXPENSES
Salaries and employee benefits	2,942	3,234
Occupancy and equipment expense	942	1,011
Advertising and public relations	57	117
Data processing and telecommunications	499	565
FDIC insurance premiums	218	374
Other real estate owned and repossessed vehicles, net	359	776
Other operating expenses	1,212	1,278

Total Noninterest Expenses	6,229	7,355

INCOME (LOSS) BEFORE INCOME TAXES	625	(73)

INCOME TAX EXPENSE (BENEFIT)	3	(1)

NET INCOME (LOSS)	$622	$(72)

Income (Loss) Per Share
Basic	$0.03	$0.00

Fully Diluted	$0.03	$0.00

Average Weighted Shares of Common Stock
Basic	22,878,654	21,872,293

Fully Diluted	22,878,654	21,872,293

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(IN THOUSANDS)

(UNAUDITED)

	2015	2014

NET INCOME (LOSS)	$622	$(72)

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains arising during the period	626	363
Tax related to unrealized gains	(213)	(123)
Reclassification of realized gains during the period	(35)	(3)
Tax related to realized gains	12	1

TOTAL OTHER COMPREHENSIVE INCOME	390	238

TOTAL COMPREHENSIVE INCOME	$1,012	$166

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$18,796	$14,622
Interest-bearing deposits with banks	33,317	20,933
Federal funds sold	5	5

Total Cash and Cash Equivalents	52,118	35,560

Investment securities available-for-sale	100,133	100,069

Loans receivable	449,929	457,549
Allowance for loan losses	(8,960)	(9,922)

Net Loans	440,969	447,627

Bank premises and equipment, net	28,570	28,766
Equity securities (restricted)	2,376	2,369
Other real estate owned	14,837	15,049
Accrued interest receivable	1,797	1,975
Life insurance investments	12,303	12,268
Deferred taxes, net	4,787	4,988
Other assets	2,240	2,413

Total Assets	$660,130	$651,084

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$152,814	$143,950
Interest-bearing	31,129	29,567
Savings deposits	117,984	111,701
Time deposits	291,397	299,974

Total Deposits	593,324	585,192

Federal Home Loan Bank advances	3,858	4,158
Accrued interest payable	346	266
Accrued expenses and other liabilities	2,243	2,121
Trust preferred securities	16,496	16,496

Total Liabilities	616,267	608,233

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 22,878,654 shares issued and outstanding	45,757	45,757
Common stock warrants	1,176	1,176
Additional paid-in-capital	13,672	13,672
Retained deficit	(17,063)	(17,685)
Accumulated other comprehensive income (loss)	321	(69)

Total Stockholders’ Equity	43,863	42,851

Total Liabilities and Stockholders’ Equity	$660,130	$651,084

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2013	21,872	$43,745	$2,050	$13,050	$(17,925)	$(960)	$39,960

Net loss	—	—	—	—	(72)	—	(72)

Other comprehensive income, net of tax	—	—	—	—	—	238	238

Balance, March 31, 2014	21,872	$43,745	$2,050	$13,050	$(17,997)	$(722)	$40,126

Balance, December 31, 2014	22,878	$45,757	$1,176	$13,672	$(17,685)	$(69)	$42,851

Net income	—	—	—	—	622	—	622

Other comprehensive income, net of tax	—	—	—	—	—	390	390

Balance, March 31, 2015	22,878	$45,757	$1,176	$13,672	$(17,063)	$321	$43,863

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(IN THOUSANDS)

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$622	$(72)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	535	560
Income on life insurance	(35)	(17)
Gain on sale of securities available-for-sale	(35)	(3)
Gain on sale of premises and equipment	—	(33)
Loss on sale of foreclosed assets	5	33
Adjustment of carrying value of foreclosed real estate	134	465
Accretion of bond premiums/discounts	270	242
Amortization of core deposit intangible	—	8
Net change in:
Interest receivable	178	323
Other assets	173	(619)
Accrued interest payable	80	94
Accrued expenses and other liabilities	122	615

Net Cash Provided by Operating Activities	2,049	1,596

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	6,336	9,131
Purchase of securities available-for-sale	(10,765)	(15,166)
Proceeds from sale and maturities of securities available-for-sale	11,057	13,266
Sale of Federal Home Loan Bank stock	30	247
Purchase of Federal Reserve Bank stock	(37)	—
Payments for the purchase of premises and equipment	(339)	(503)
Payments for the purchase of other real estate owned	(5)	—
Proceeds from sales of premises and equipment	—	399
Proceeds from sales of other real estate owned	400	759

Net Cash Provided by Investing Activities	6,677	8,133

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to Federal Home Loan Bank	(300)	(300)
Net change in:
Demand deposits	10,426	9,869
Savings deposits	6,283	8,583
Time deposits	(8,577)	(7,237)

Net Cash Provided by Financing Activities	7,832	10,915

Net increase in cash and cash equivalents	16,558	20,644
Cash and Cash Equivalents, Beginning of Period	35,560	54,680

Cash and Cash Equivalents, End of Period	$52,118	$75,324

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$776	$963
Taxes	$—	$—

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$367	$620
Loans made to finance sale of foreclosed real estate	$45	$359

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (“The Company”) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (“Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state-chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly-owned subsidiaries; NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing additional trust preferred securities. NPB Financial Services, Inc. was a subsidiary of the Company until January 1, 2009 when it became a subsidiary of the Bank. In June 2012 the name of NPB Financial Services, Inc. was changed to NPB Insurance Services, Inc. which operates solely as an insurance agency.

NOTE 2 ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2015 and December 31, 2014, and the results of operations for the three-month periods ended March 31, 2015 and 2014. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three month periods ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the adequacy of the allowance for loan losses and the determination of the deferred tax asset and related valuation allowance are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

NOTE 3 FORMAL WRITTEN AGREEMENT:

Effective July 29, 2010, the Company and the Bank entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”). At March 31, 2015, we believe we have not yet achieved full compliance with the Written Agreement but we have made progress in our compliance efforts under the Written Agreement and all of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

Under the terms of the Written Agreement, the Bank agreed to develop and submit for approval within specified time periods written plans to: (a) strengthen board oversight of management and the Bank’s operation; (b) if appropriate after review, to strengthen the Bank’s management and board governance; (c) strengthen credit risk management policies; (d) enhance lending and credit administration; (e) enhance the Bank’s management of commercial real estate concentrations; (f) conduct ongoing review and grading of the Bank’s loan portfolio; (g) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $1 million which are now or in the future become past due more than 90 days, which are on the Bank’s problem loan list, or which are adversely classified in any report of examination of the Bank; (h) review and revise, as appropriate, current policy and maintain sound processes for maintaining an adequate allowance for loan and lease losses; (i) enhance management of the Bank’s liquidity position and funds management practices; (j) revise its contingency funding plan; (k) revise its strategic plan; and (l) enhance the Bank’s anti-money laundering and related activities.

In addition, the Bank agreed that it will: (a) not extend, renew, or restructure any credit that has been criticized by the Reserve Bank or the Bureau absent prior board of directors approval in accordance with the restrictions in the Written Agreement; (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the Reserve Bank.

Under the terms of the Written Agreement, both the Company and the Bank agreed to submit capital plans to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

Under the terms of the Written Agreement, the Company and the Bank appointed a committee to monitor compliance with the Written Agreement. The directors of the Company and the Bank recognized and unanimously agree with the common goal of financial soundness represented by the Written Agreement and have confirmed the intent of the directors and executive management to diligently seek to comply with all requirements of the Written Agreement.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined), and Common Equity Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes that, as of March 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2015 and December 31, 2014, respectively. The March 31, 2015 ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2015:
Total Capital to Risk Weighted Assets:
The Company	$63,974	16.61%	$30,804	8.0%	$	N/A	N/A
The Bank	63,348	16.44%	30,831	8.0%		38,538	10.0%
Tier 1 Capital to Risk Weighted Assets:
The Company	57,623	14.97%	23,103	6.0%		N/A	N/A
The Bank	58,480	15.17%	23,123	6.0%		30,831	8.0%
Tier 1 Capital to Average Assets:
The Company	57,623	8.75%	26,342	4.0%		N/A	N/A
The Bank	58,480	8.88%	26,350	4.0%		32,937	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
The Company	43,109	11.20%	17,327	4.5%		N/A	N/A
The Bank	58,480	15.17%	17,342	4.5%		25,050	6.5%

December 31, 2014:
Total Capital to Risk Weighted Assets:
The Company	$59,816	15.98%	$29,948	8.0%	$	N/A	N/A
The Bank	58,869	15.73%	29,938	8.0%		37,422	10.0%
Tier 1 Capital to Risk Weighted Assets:
The Company	53,379	14.26%	14,974	4.0%		N/A	N/A
The Bank	54,127	14.46%	14,969	4.0%		22,453	6.0%
Tier 1 Capital to Average Assets:
The Company	53,379	8.07%	26,453	4.0%		N/A	N/A
The Bank	54,127	8.19%	26,447	4.0%		33,058	5.0%

As of March 31, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
March 31, 2015
U.S. Government Agencies	$43,732	$375	$141	$43,966
Taxable municipals	290	—	2	288
Corporate bonds	940	—	6	934
Mortgage backed securities	54,685	378	118	54,945

Total Securities AFS	$99,647	$753	$267	$100,133

December 31, 2014
U.S. Government Agencies	$43,985	$332	$247	$44,070
Taxable municipals	293	—	5	288
Corporate bonds	—	—	—	—
Mortgage backed securities	55,896	144	329	55,711

Total Securities AFS	$100,174	$476	$581	$100,069

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
U.S. Government Agencies	$5,907	$35	$8,335	$106	$14,242	$141
Taxable municipals	288	2	—	—	288	2
Corporate bonds	934	6	—	—	934	6
Mtg. backed securities	8,335	44	8,124	74	16,459	118

Total Securities AFS	$15,464	$87	$16,459	$180	$31,923	$267

December 31, 2014
U.S. Government Agencies	$7,408	$38	$12,965	$209	$20,373	$247
Taxable municipals	288	5	—	—	288	5
Mtg. backed securities	21,083	179	11,622	150	32,705	329

Total Securities AFS	$28,779	$222	$24,587	$359	$53,366	$581

At March 31, 2015, the available-for-sale portfolio included fifty-two investments for which the fair market value was less than amortized cost. At December 31, 2014, the available-for-sale portfolio included eighty four investments for which the fair market value was less than amortized cost. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had an other-than-temporary impairment.

The amortized cost and fair value of investment securities at March 31, 2015, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available-for-Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$178	$178	1.51%
Due after one year through five years	2,608	2,632	1.40%
Due after five years through fifteen years	12,515	12,567	1.36%
Due after fifteen years	84,346	84,756	1.92%

Total	$99,647	$100,133	1.84%

Investment securities with a carrying value of $16.1 million and $17.5 million at March 31, 2015 and December 31, 2014, were pledged as collateral to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.4 million and $2.4 million as of March 31, 2015 and December 31, 2014, respectively.

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	March 31, 2015	December 31, 2014
Real estate secured:
Commercial	$106,512	$108,062
Construction and land development	14,285	15,439
Residential 1-4 family	241,563	243,538
Multifamily	13,908	14,409
Farmland	24,594	25,252

Total real estate loans	400,862	406,700
Commercial	20,524	21,807
Agriculture	3,023	3,117
Consumer installment loans	25,434	25,828
All other loans	86	97

Total loans	$449,929	$457,549

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	March 31, 2015	December 31, 2014
Real estate secured:
Commercial	$5,449	$6,222
Construction and land development	564	332
Residential 1-4 family	7,617	8,589
Multifamily	902	118
Farmland	5,575	5,982

Total real estate loans	20,107	21,243
Commercial	577	554
Agriculture	15	18
Consumer installment loans	23	46
All other loans	—	—

Total loans receivable on nonaccrual status	$20,722	$21,861

Total interest income not recognized on nonaccrual loans for the three months ended March 31, 2015 and 2014 was $166 thousand and $254 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of March 31, 2015 and December 31, 2014:

As of March 31, 2015 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$4,314	$24	$4,642	$6,101	$—
Construction and land development	15	—	14	14	—
Residential 1-4 family	3,573	45	3,900	4,060	—
Multifamily	652	(2)	866	1,252	—
Farmland	5,730	17	5,692	6,772	—
Commercial	562	1	575	705	—
Agriculture	52	1	52	52	—
Consumer installment loans	14	—	12	12	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	3,676	22	2,834	3,050	943
Construction and land development	381	—	458	701	242
Residential 1-4 family	2,426	28	2,278	2,488	275
Multifamily	57	—	—	—	—
Farmland	1,103	13	1,102	1,114	341
Commercial	84	1	93	93	45
Agriculture	29	—	27	27	27
Consumer installment loans	26	1	52	52	2
All other loans	—	—	—	—	—

Total	$22,694	$151	$22,597	$26,493	$1,875

As of December 31, 2014 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$9,628	$128	$3,986	$5,166	$—
Construction and land development	248	1	15	15	—
Residential 1-4 family	2,959	177	3,245	3,471	—
Multifamily	370	26	438	479	—
Farmland	5,383	114	5,767	6,801	—
Commercial	421	—	548	674	—
Agriculture	62	4	52	52	—
Consumer installment loans	12	1	15	15	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	6,338	132	4,517	4,905	1,482
Construction and land development	505	14	303	355	88
Residential 1-4 family	4,248	126	2,573	2,852	347
Multifamily	268	7	113	113	15
Farmland	2,573	59	1,104	1,116	343
Commercial	407	4	74	74	26
Agriculture	39	2	30	30	30
Consumer installment loans	10	—	—	—	—
All other loans	—	—	—	—	—

Total	$33,471	$795	$22,780	$26,118	$2,331

An age analysis of past due loans receivable was as follows:

As of March 31, 2015 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$2,027	$256	$3,320	$5,603	$100,909	$106,512	$—
Construction and land development	134	—	—	134	14,151	14,285	—
Residential 1-4 family	6,055	1,604	2,344	10,003	231,560	241,563	—
Multifamily	—	428	359	787	13,121	13,908	—
Farmland	599	29	1,600	2,228	22,366	24,594	—

Total real estate loans	8,815	2,317	7,623	18,755	382,107	400,862	—
Commercial	19	100	217	336	20,188	20,524	—
Agriculture	12	—	—	12	3,011	3,023	—
Consumer installment Loans	75	64	15	154	25,280	25,434	—
All other loans	7	—	—	7	79	86	—

Total loans	$8,928	$2,481	$7,855	$19,264	$430,665	$449,929	$—

As of December 31, 2014 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$2,683	$74	$2,411	$5,168	$102,894	$108,062	$—
Construction and land development	94	335	12	441	14,998	15,439	—
Residential 1-4 family	7,885	1,728	2,346	11,959	231,579	243,538	—
Multifamily	320	—	—	320	14,089	14,409	—
Farmland	661	453	—	1,114	24,138	25,252	—

Total real estate loans	11,643	2,590	4,769	19,002	387,698	406,700	—
Commercial	64	15	162	241	21,566	21,807	—
Agriculture	—	4	—	4	3,113	3,117	—
Consumer installment Loans	153	19	21	193	25,635	25,828	—
All other loans	22	6	—	28	69	97	—

Total loans	$11,882	$2,634	$4,952	$19,468	$438,081	$457,549	$—

The Company categorizes loans receivable into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans receivable as to credit risk. The Company uses the following definitions for risk ratings:

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

Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified as Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of March 31, 2015 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$92,133	$7,933	$6,446	$—	$106,512
Construction and land development	11,526	2,195	564	—	14,285
Residential 1-4 family	228,599	2,790	10,174	—	241,563
Multifamily	12,782	145	981	—	13,908
Farmland	17,562	270	6,762	—	24,594

Total real estate loans	362,602	13,333	24,927	—	400,862
Commercial	17,391	2,334	799	—	20,524
Agriculture	2,981	—	42	—	3,023
Consumer installment loans	25,350	—	84	—	25,434
All other loans	86	—	—	—	86

Total	$408,410	$15,667	$25,852	$—	$449,929

As of December 31, 2014 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$92,515	$7,925	$7,622	$—	$108,062
Construction and land development	12,974	2,041	424	—	15,439
Residential 1-4 family	230,184	1,965	11,389	—	243,538
Multifamily	13,953	146	310	—	14,409
Farmland	18,159	270	6,823	—	25,252

Total real estate loans	367,785	12,347	26,568	—	406,700
Commercial	18,495	2,548	764	—	21,807
Agriculture	3,069	—	48	—	3,117
Consumer installment loans	25,719	—	109	—	25,828
All other loans	97	—	—	—	97

Total	$415,165	$14,895	$27,489	$—	$457,549

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended March 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of March 31, 2015 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$4,418	$(420)	$1	$—	$(527)	$3,472
Construction and land development	199	—	—	—	238	437
Residential 1-4 family	2,572	(211)	18	—	(43)	2,336
Multifamily	154	(346)	—	—	461	269
Farmland	913	—	—	—	(75)	838

Total real estate loans	8,256	(977)	19	—	54	7,352
Commercial	457	—	3	—	(2)	458
Agriculture	125	—	—	—	(7)	118
Consumer installment loans	171	(18)	11	—	(14)	150
All other loans	1	—	—	—	—	1
Unallocated	912	—	—	—	(31)	881

Total	$9,922	$(995)	$33	$—	$—	$8,960

	Allowance for Loan Losses			Recorded Investment in Loans
As of March 31, 2015 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$943	$2,529	$3,472	$7,476	$99,036	$106,512
Construction and land development	242	195	437	472	13,813	14,285
Residential 1-4 family	275	2,061	2,336	6,178	235,385	241,563
Multifamily	—	269	269	866	13,042	13,908
Farmland	341	497	838	6,794	17,800	24,594

Total real estate loans	1,801	5,551	7,352	21,786	379,076	400,862
Commercial	45	413	458	668	19,856	20,524
Agriculture	27	91	118	79	2,944	3,023
Consumer installment loans	2	148	150	64	25,370	25,434
All other loans	—	1	1	—	86	86
Unallocated	—	881	881	—	—	—

Total	$1,875	$7,085	$8,960	$22,597	$427,332	$449,929

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At March 31, 2015 there were $9.8 million in loans that are classified as troubled debt restructurings compared to $10.0 million at December 31, 2014. The following table presents information related to loans modified as troubled debt restructurings during the three months ended March 31, 2015 and 2014.

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	1	551	360	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	1	551	360	—	—	—
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—

Total	1	$551	$360	—	$—	$—

During the three months ended March 31, 2015, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on the loan; however, the maturity date was extended. During the three months ended March 31, 2014, the Company modified no loans that were considered to be troubled debt restructurings.

There were no loans modified as troubled debt restructurings that defaulted during the three months ended March 31, 2015 and 2014, which were within twelve months of their modification date. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants are determined by the Treasury method. For the three-months ended March 31, 2015 and 2014, potential common shares of 1,539,877 and 2,638,666, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income (loss) per common share calculations follows:

	For the three months ended March 31,
(Amounts in Thousands, Except Share and Per Share Data)	2015	2014
Net income (loss)	$622	$(72)
Weighted average shares outstanding	22,878,654	21,872,293
Dilutive shares for stock options and warrants	—	—

Weighted average dilutive shares outstanding	22,878,654	21,872,293

Basic income per share	$0.03	$0.00
Diluted income per share	$0.03	$0.00

NOTE 10 TRUST PREFERRED SECURITIES AND DEFERRAL OF INTEREST PAYMENTS:

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at March 31, 2015 of 2.02%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at March 31, 2015 of 2.85%.

Under the terms of the subordinated debt transactions, the securities mature in 30 years from the date of issuance and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. Due to the ability to defer interest and principal payments for 60 months without being considered in default, the regulatory agencies consider the trust preferred securities as Tier 1 capital up to certain limits.

In October 2009, a restriction to pay dividends from the Bank to the Company was issued by the Federal Reserve Bank of Richmond. In July 2010 the Company and the Bank entered into the Written Agreement discussed in Note 3. The Written Agreement prohibits the payment of interest on the trust preferred securities without prior regulatory approval. As a result, dividends on trust preferred securities issued by the Company have been deferred until such restriction is removed. This deferral is for a period of 60 months, and was set to expire on January 7, 2015. In the fourth quarter of 2014, the Company requested and received regulatory approval to pay the cumulative deferred interest on the trust preferred securities due on January 7, 2015 totaling $2.5 million, which the Company paid on December 10, 2014. As a result of this payment there was no interest in arrears on the trust preferred securities as of December 31, 2014.

At this time the Company is not deferring the payment of the interest on the trust preferred securities, however, as discussed above, regulatory approval is needed to pay the interest. In March 2015 the Company requested and received regulatory approval to pay the $107 thousand in interest on the trust preferred securities due on April 7, 2015, which the Company paid on April 3, 2015.

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

Investment Securities Available-for-Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $100.1 million at March 31, 2015 and December 31, 2014, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired a specific reserve may be established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines whether or not the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or whether or not an appraised value does not include estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets. The aggregate carrying amounts of impaired loans carried at fair value were $20.7 million and $20.4 million at March 31, 2015 and December 31, 2014, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party less an estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral if further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $14.8 million and $15.0 million at March 31, 2015 and December 31, 2014, respectively.

Assets and liabilities measured at fair value are as follows as of March 31, 2015 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available-for-sale investments
U.S. Government Agencies	$—	$43,966	$—
Taxable municipals	—	288	—
Corporate bonds	—	934
Mortgage backed securities	—	54,945	—

(On a non-recurring basis)
Other real estate owned	—	—	14,837
Impaired loans:
Real estate secured:
Commercial	—	—	6,533
Construction and land development	—	—	230
Residential 1-4 family	—	—	5,903
Multifamily	—	—	866
Farmland	—	—	6,453
Commercial	—	—	623
Agriculture	—	—	52
Consumer installment loans	—	—	62
All other loans	—	—	—

Total	$—	$100,133	$35,559

Assets and liabilities measured at fair value are as follows as of December 31, 2014 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available-for-sale investments
U.S. Government Agencies	$—	$44,070	$—
Taxable municipals	—	288
Mortgage backed securities	—	55,711	—

(On a non-recurring basis)
Other real estate owned	—	—	15,049
Impaired loans:
Real estate secured:
Commercial	—	—	7,021
Construction and land development	—	—	230
Residential 1-4 family	—	—	5,471
Multifamily	—	—	536
Farmland	—	—	6,528
Commercial	—	—	596
Agriculture	—	—	52
Consumer installment loans	—	—	15
All other loans	—	—	—

Total	$—	$100,069	$35,498

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$20,722	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$14,837	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of March 2015 and December 2014.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

March 31, 2015
Financial Instruments – Assets
Net Loans	$440,969	$443,592	$—	$422,870	$20,722

Financial Instruments – Liabilities
Time Deposits	291,397	292,209	—	292,209	—
FHLB Advances	3,858	3,858	—	3,858	—

December 31, 2014
Financial Instruments – Assets
Net Loans	$447,627	$451,225	$—	$430,776	$20,449

Financial Instruments – Liabilities
Time Deposits	299,974	301,309	—	301,309	—
FHLB Advances	4,158	4,158	—	4,158	—

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

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

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

Written Agreement

The Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions. Under this Agreement, the Bank agreed to develop and submit for approval within specified time periods written plans to: (a) strengthen board oversight of management and the Bank’s operation; (b) if appropriate after review, to strengthen the Bank’s management and board governance; (c) strengthen credit risk management policies; (d) enhance lending and credit administration; (e) enhance the Bank’s management of commercial real estate concentrations; (f) conduct ongoing review and grading of the Bank’s loan portfolio; (g) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $1 million which are now or in the future become past due more than 90 days, which are on the Bank’s problem loan list, or which are adversely classified in any report of examination of the Bank; (h) review and revise, as appropriate, current policy and maintain sound processes for maintaining an adequate allowance for loan and lease losses; (i) enhance management of the Bank’s liquidity position and funds management practices; (j) revise its contingency funding plan; (k) revise its strategic plan; and (l) enhance the Bank’s anti-money laundering and related activities.

In addition, the Bank agreed that it will: (a) not extend, renew, or restructure any credit that has been criticized by the Reserve Bank or the Bureau absent prior board of directors approval in accordance with the restrictions in the Agreement; (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, which has been done.

The Company and the Bank agreed to submit capital plans to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

Under the terms of the Agreement, the Company and the Bank appointed a committee to monitor compliance. The directors of the Company and the Bank recognized and unanimously agree with the common goal of financial soundness represented by the Agreement and have confirmed the intent of the directors and executive management to diligently seek to comply with all requirements of the Written Agreement.

Written Agreement Progress Report

At March 31, 2015, we believe we have made significant progress toward achieving full compliance with the Agreement. We are aggressively working to comply with the Written Agreement and have timely submitted each required plan by its respective deadline. We have worked with independent consultants to assist us in these efforts and the following actions have taken place:

1.	With regard to corporate governance, we have established a weekly Director’s Loan Committee to oversee all loan approvals and all loan renewals, extensions and approvals for loans risk rated Special Mention or worse, as well as, exposures exceeding the Chief Credit Officer’s lending authority. This has enabled the Board to increase its oversight of the Bank’s largest credit exposures and problem credits, and enhanced the monitoring and compliance with all loan policies and procedures. Secondly, we have enhanced our reporting of credit quality to the board. Furthermore, we have adopted formal charters for our Nominating, Compliance, Compensation, and Loan Committees. A corporate governance policy was adopted by the Board of Directors on April 23, 2012.

2.	The requirement to assess the Board and management has been completed by an independent party. A report was issued to the Board and recommendations are being followed. In September 2010, our President and CEO Jonathan Mullins was added as a member of the Board and in November 2010, Eugene Hearl was added as a member of the Board. Mr. Hearl has over 40 years banking experience as President and CEO for two community banks and Regional President of a large regional financial institution.

In December 2014, President & CEO Mullins resigned from his position and from the Board of Directors. His successor, C. Todd Asbury, was promoted from Executive Vice President, Chief Financial Officer, Secretary and Treasurer to President and CEO of the Company and the Bank. Frank Sexton, Jr. was appointed as Interim Chief Financial Officer, Secretary and Treasurer.

In April 2014, Joseph D. Pennington was appointed as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company and the Bank. He had served as Senior Vice President and Financial Officer of the Company and Bank since joining in February 2015. Mr. Pennington, who is a certified public accountant, has over 15 years of community banking experience.

Frank A. Sexton, Jr. will no longer serve as Interim Chief Financial Officer, Secretary and Treasurer of the Company and Bank. He will continue serving as the Company and Bank’s Executive Vice President and Chief Operating Officer where he has served since 2003.

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

A new strategic plan for the years 2014 through 2016 was submitted to our regulators in the fourth quarter of 2013. A new strategic plan for the years 2015 through 2017 was submitted to our regulators in the fourth quarter of 2014. A new capital plan for the years 2015 through 2017 was submitted to our regulators in April 2015 for regulatory review and we received regulatory approval of the plan in May of 2015.

In September 2012, we converted notes payable to two of our directors totaling $5.5 million plus accrued interest of $272 thousand to common stock. As a result of the conversion, New Peoples returned to well capitalized status at September 30, 2012.

In accordance with our capital plan, we began a common stock offering in July 2012 to existing shareholders followed by an offering to the public during the third and fourth quarters of 2012. The offering was closed on

December 20, 2012 and proceeds of $12,061,257 were received on December 28, 2012. Upon receipt of the proceeds we injected $7.0 million of capital into the Bank. The remaining net proceeds are held at the Company and are used for payment of operating expenses and, as permitted by regulatory authorities, the payment of deferred trust preferred interest and for future capital injections into the Bank, if needed; thus, providing a source of strength at the holding company level for the Bank. In addition, the conversion of the director notes to common stock and the common stock warrants included in the offering potentially provide additional capital if, and when, they are exercised.

On September 29, 2014 $500 thousand of capital was injected into the Bank from the Company. On October 9, 2014 an additional $1.25 million of capital was injected into the Bank from the Company to bring the total capital injected into the Bank during 2014 to $1.75 million. This increased the capital position and capital ratios of the Bank.

During the month of October 2014, members of the board of directors and management of the Company exercised 1,006,261 common stock warrants which had been issued as part of the stock offering at a price of $1.75 per share. As a result an additional $1.76 million of capital was raised at the Company. These funds helped to offset the $1.75 million of funds used for the capital injections mentioned above. As a result the Company still has adequate liquidity to pay its operating expenses and was able, with regulatory approval, to make the deferred trust preferred interest payments.

A total of 1,357,781 common stock warrants were outstanding as of March 31, 2015 with an exercise price of $1.75. Assuming all of these warrants are exercised before expiration, then an additional $2.4 million in capital would be provided by their exercise.

4.	Loan policies have been revised; an online approval and underwriting system for loans has been implemented; underwriting, monitoring and management of credits and collections have been enhanced; frequency of external loan reviews increased; and the focus on problem loans intensified at all levels in the organization. As a result, we are more timely in identifying problem loans. In the future, continuing these procedures should strengthen asset quality substantially. Further training of lending personnel is ongoing regarding proper risk grading of credits and identification of problem credits. Due to the minimal number of rating changes in more recent external loan reviews, indicating better risk identification for the loan portfolio, we are reducing the frequency of external loan reviews in 2015 from a semiannual basis to an annual basis.

5.	Enhanced loan concentration identification and new procedures for monitoring and managing concentrations have been implemented. Loan concentration targets were established and efforts were made to reduce higher risk concentrations. In particular, construction and development loans and commercial real estate loans have been reduced to acceptable levels as determined by the new policies.

6.	To strengthen management of credit quality and loan production, we added a new Chief Credit Officer, Stephen Trescot, in the first quarter of 2011 who has brought vast credit administration experience to our management team. Sharon Borich, our former Chief Credit Officer, assumed the role of Senior Lending Officer with oversight of loan production and business development which is her area of expertise. Ms. Borich is currently on a leave of absence and Tammy Herron, who in March 2015 was appointed as Interim Senior Vice President & Senior Commercial Loan Officer, has assumed Ms. Borich’s commercial lending duties during her leave. On February 28, 2014, Stephen Trescot retired as Executive Vice President and Chief Credit Officer of the Bank. Karen Wimmer was appointed as Executive Vice President and Chief Credit Officer of the Bank effective March 1, 2014. Ms. Wimmer previously served as Senior Vice President and Senior Credit Officer of the Bank since the fourth quarter of 2012 in which she reported directly to Mr. Trescot. Ms. Wimmer has a total of 26 years of banking experience.

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

7.	We have retained an independent third party to perform loan reviews on a quarterly basis in 2010 and 2011 and engaged them to perform this function in June 2012 and December 2012. We engaged them to perform this function in June 2013, December 2013, June 2014 and December 2014. For 2015, we have engaged them to perform this function in June 2015. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period. In 2013 and 2014, we conducted our own loan portfolio stress test. For 2015 our third party loan review company will be performing our loan stress test.

8.	To support the focus on problem credit management the Bank further developed, in March, 2011, a Special Assets department which reports to the Chief Credit Officer. Presently, the department has one workout specialist/Vice President, one OREO Associate managing other real estate owned properties, a collections supervisor/Vice President, and two support personnel, exclusive of legal department staff. Substantially all the credits in the Bank which are risk rated Substandard or worse are assigned to this department once all efforts to return the credit to a satisfactory rating have been exhausted. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, and relevant watch list credits. Also as a functioning part of this department is the Bank’s legal department which is co-managed by the Chief Credit Officer and the Chief Executive Officer depending upon the legal issue being addressed. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates on all problem credits in excess of $1.0 million. A quarterly management watch list committee has been established to actively manage and monitor these credits. During 2014 an experienced real estate broker was employed under an independent contract basis to facilitate the Bank’s need to substantially reduce its OREO portfolio. The consultant/broker individually reviewed each OREO property for possible pricing reductions or potential marketing opportunities to allow for an accelerated sale process. Effective March 2015, the OREO consultant’s contract was cancelled.

9.	A new allowance for loan loss model was implemented and reviewed independently during 2010. The Board has approved a new allowance for loan loss policy. The primary responsibility of the maintenance of the allowance for loan loss model and credit reporting resides with a designated employee. The allowance for loan loss and the methodology supporting the results are approved quarterly by the Audit Committee of the Board of Directors, and ratified by the Board.

10.	We have significantly increased our asset-based liquidity sources throughout 2010, 2011, 2012, 2013, 2014 and 2015 to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have lost all of our federal funds lines of credit, but we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations. We are further developing an investment portfolio, as well. The investment portfolio has grown to $100.1 million at March 31, 2015 from $4.7 million at December 31, 2010.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances pursuant to the Written Agreement. The Written Agreement prohibits the payment of interest on the trust preferred securities without prior regulatory approval. As a result, interest on trust preferred securities issued by the Company had been deferred until such restriction was removed. This deferral was for a period of 60 months, and was set to expire on January 7, 2015. In the fourth quarter of 2014, the Company requested and received regulatory approval to pay the cumulative deferred interest on the trust preferred securities due on January 7, 2015 totaling $2.5 million, which the Company paid on December 10, 2014. As a result of this payment there were no interest payments in arrears on the trust preferred securities as of December 31, 2014.

At this time the Company is not deferring the payment of the interest on the trust preferred securities; however, as discussed above, regulatory approval is needed to pay the interest. In March 2015 the Company requested and received regulatory approval to pay the $107 thousand in interest on the trust preferred securities due on April 7, 2015, which the Company paid on April 3, 2015. Future payments still require regulatory approval and failure to obtain this approval could cause a default in the trust preferred securities by the Company; however, the Company has the option to re-enter another 60 month deferral of the interest on the trust preferred securities to prevent an event of default unless the regulators prohibit the deferral.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

The Company had net income for the quarter ended March 31, 2015 of $622 thousand as compared to a net loss of $72 thousand for the quarter ended March 31, 2014. Basic net income per share was $0.03 for the quarter ended March 31, 2015 as compared to basic net loss per share of $0.00 for the quarter ended March 31, 2014. This is an improvement of $694 thousand, or $0.03 per share. The improvement was mainly driven by reductions of $417 thousand in expenses related to other real estate owned and repossessed assets, $292 thousand in salaries and employee benefits, and $156 thousand in FDIC insurance premiums. The expense reductions were partially offset by a decline in net interest income of $333 thousand in the first quarter of 2015 versus the first quarter of 2014.

Highlights from the first quarter of 2015 include:

•	A reduction of $1.2 million in noninterest expenses when compared to the first quarter of 2014;

•	No provision for loan losses taken in the first quarter;

•	Received regulatory approval to make the first quarter interest payments on trust preferred securities;

•	A reduction in nonaccrual loans of $1.2 million, or 5.21% during the quarter;

•	An increase of $16.7 million in lower costing non-time deposits;

•	A decrease of $8.6 million in higher costing time deposits; and

•	The Bank is considered well-capitalized under regulatory standards.

In the first quarter of 2015, our net interest margin was 3.74%, as compared to 3.78% for the same period in 2014. The decrease in net interest income of $333 thousand, or 5.80%, during the first quarter of 2015 as compared to the same period in 2014 is primarily related to a decreased loan portfolio, continued high level of nonperforming assets, and new loans being booked at lower interest rates. In addition, our cost of funds has decreased; however, this decrease has been at a slower pace than the decrease in interest income.

Total assets increased $9.0 million, or 1.39%, to $660.1 million at March 31, 2015 from $651.1 million at December 31, 2014. This increase was due primarily to the increase in overall deposits during the first quarter of 2015. We believe total assets may decrease somewhat in the near future as we look to continue our reduction of nonperforming assets and also in time deposits as time deposits mature in the future at much lower interest rates.

Total loans decreased $7.6 million, or 1.67%, to $449.9 million at March 31, 2015 as compared to $457.5 million at December 31, 2014. Loans rated substandard decreased $1.6 million, or 5.96%, to $25.9 million at March 31, 2015 from $27.5 million at December 31, 2014. This is the result of sustained periods of low loan demand, charge offs of $995 thousand in the first three months of 2015, aggressive resolution of problem loans through collection efforts, and tighter underwriting guidelines. We anticipate some further decreases in the loan portfolio in the near future as we continue our efforts to decrease nonperforming loans. We expect to replace some of these nonperforming loans with high quality loans and to maintain good lending relationships. We believe the focus on developing new and existing lending relationships should continue to slow the pace of the reduction of total loans, subject, of course, to the impact of the underperforming economy and heightened competition in the banking industry.

Regarding asset quality, we continue to make significant progress in reducing the levels of non-performing assets. However, as asset quality is improving, the level of nonperforming assets remains high as a result of the prolonged deterioration of the residential and commercial real estate markets, as well as the recent recessionary period. The ratio of nonperforming assets to total assets lowered to 5.39% at March 31, 2015 as compared to 5.67% at December 31, 2014. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $35.6 million at March 31, 2015 from $36.9 million at December 31, 2014, a reduction of $1.3 million, or 3.66%. The majority of these assets are loans secured by commercial real estate, residential mortgages, and farmland and other real estate owned properties. We are undertaking extensive and more aggressive efforts to work out these credits and liquidate foreclosed properties which we believe will accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets. In the first quarter of 2015, net charge offs were $962 thousand as compared to $884 thousand in the same period of 2014. Net charge offs for the first three months of 2015 were related to real estate residential, multifamily, construction, and commercial loans with collateral values that are dependent upon current market and economic conditions when these are ascertainable. Delinquencies also showed improvement in the first three months of 2015 as total past due decreased to $19.3 million at March 31, 2015 from $19.5 million at December 31, 2014, an improvement of $204 thousand, $11.2 million, or 1.05% decrease. Overall, the quality of the loan portfolio is improving.

We have continued our progress in identifying the risks in our loan portfolio and strengthening asset quality. In addition, we have continued to improve our lending policies and train our lending staff on these policies and procedures. Each of these steps is critical to minimize future losses and to strengthen asset quality of the Bank. Our allowance for loan losses at March 31, 2015 was $9.0 million, or 1.99% of total loans as compared to $9.9 million, or 2.17 of total loans at December 31, 2014. No provision for loan losses was recorded during three first three months of 2015 and 2014. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary. Impaired loans decreased $183 thousand, or 0.80%, to $22.6 million with an estimated allowance of $1.9 million for potential losses at March 31, 2015 as compared to $22.8 million in impaired loans with an estimated allowance of $2.3 million at the end of 2014.

Total deposits increased $8.1 million from $585.2 million at December 31, 2014 to $593.3 million at March 31, 2015. We have experienced a $16.7 million, or 5.86%, increase in noninterest bearing core deposits, interest bearing demand deposits and savings deposits; however, this increase is offset by a larger volume of time deposits decreasing by $8.6 million, or 2.86%, from $300.0 million at December 31, 2014 to $291.4 million at March 31, 2015. The shift from higher-costing time deposits to lower-costing non-time deposits represents a favorable repositioning of the Company’s deposit mix. The continued decrease in time deposits due to the interest rate environment is helping us lower our cost of funds.

At March 31, 2015, the Company remains well-capitalized. The Tier 1 leverage ratio was 8.75% at March 31, 2015, compared to 8.07% at December 31, 2014. The Tier 1 risk based ratio was 14.97% at March 31, 2015, compared to 14.26% at December 31, 2014. The Total risked based capital ratio was 16.61% at March 31, 2015, compared to 15.98% at December 31, 2014.

At March 31, 2015, the Bank also remains well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at March 31, 2015 for the Bank: Tier 1 leverage ratio of 8.88%, Tier 1 risk based capital ratio of 15.17%, and Total risk based capital ratio of 16.44%. The ratios were as follows at December 31, 2014: Tier 1 leverage ratio of 8.19%, Tier 1 risk based capital ratio of 14.46%, and Total risk based capital ratio of 15.73%.

The ratios mentioned above for the Company and Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Company and Bank are now subject to a Common Equity Tier 1 ratio. As of March 31, 2015, the Common Equity Tier 1 ratio was 11.20% and 15.17% for the Company and Bank, respectively. The Common Equity Tier 1 ratio was not applicable for December 31, 2014.

Critical Accounting Policies

For discussion of our significant accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2014. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our provision for loan losses and the calculation of our deferred tax asset and related valuation allowance.

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

Balance Sheet Changes

At March 31, 2015, total assets were $660.1 million, an increase of $9.0 million, or 1.39%, from December 31, 2014. Total deposits increased $8.1 million, or 1.39%, for the first three months of 2015 to $593.3 million from $585.2 million at December 31, 2014. Total loans decreased $7.6 million, or 1.67%, to $449.9 million at March 31, 2015 from $457.5 million at December 31, 2014.

Core deposits, which are mainly transaction accounts, commercial relationships and savings products increased as noninterest bearing deposits grew 6.16%, or $8.8 million, from $144.0 million at December 31, 2014 to $152.8 million at March 31, 2015. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. We experienced an increase of $1.5 million, or 5.28%, in interest bearing demand deposits during the first three months of 2015. We continue our efforts to increase core deposit levels.

Savings deposits have grown during the first three months of 2015 by $6.3 million and a decrease in time deposits of $8.6 million occurred during the same time frame. The decrease in time deposits, our highest cost deposit funding source, is attributed to our plan to decrease higher cost deposits in order to improve earnings and increase capital ratios. This is the result of decreased interest rates offered in this very low interest rate environment. Interest rate sensitive deposits have generally been withdrawn to seek other investment opportunities.

We expect to continue to increase our demand and savings deposits as we further optimize our branch network and develop our customer relationships. We believe there are opportunities for this segment of deposit growth in various markets that we serve. We also expect to continue to lose higher cost deposits in the near future as some longer term time deposits mature in the future and will reprice most likely at much lower interest rates.

Total loans decreased to $449.9 million at March 31, 2015 from $457.5 million at year end 2014 primarily as the result of decreased loan demand, charge offs of $995 thousand for the first three months of 2015, foreclosures, and tighter underwriting guidelines. We anticipate the loan portfolio to continue to decrease as loan demand remains low. However, we plan to maintain and, if possible, grow the level of the loan portfolio with our lending staff. We remain committed to serving our customers. Our lending personnel continue to receive training to meet the needs of our customers and to develop new business with qualified borrowers that will ensure a stronger loan portfolio in the future.

Other real estate owned (“OREO”) decreased $212 thousand to $14.8 million at March 31, 2015 from $15.0 million at December 31, 2014. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. We want to reduce the level of OREO faster to reduce the level of nonperforming assets at the Bank, but keeping in mind the impact to earnings and capital. During the first three months of 2015, we acquired $367 thousand in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $445 thousand of our properties with losses of $5 thousand realized as a result of the sales. We also recorded writedowns on other real estate owned properties in the amount of $134 thousand for the first three months of 2015 resulting from current valuations and estimated liquidation discounts relative to market conditions. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. However, as we are taking a more aggressive approach toward liquidating properties to reduce our level of foreclosed properties, we anticipate the levels to decrease. We are short-term leasing certain other real estate owned properties which are generating rental income at market rates.

Total investments remained $100.1 million at March 31, 2015 and December 31, 2014. Interest bearing deposits with banks increased $12.4 million in the first three months of 2015 to $33.3 million from $20.9 million at December 31, 2014. As deemed appropriate, we will continue to invest surplus overnight funds in investment securities to help increase interest income. We anticipate slightly increasing the size of the portfolio during 2015.

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income decreased $333 thousand, or 5.80%, to $5.4 million for the first quarter of 2015 from $5.7 million for the same period in 2014. The decrease in net interest income is primarily related to a decreased loan portfolio, continued high level of nonaccrual loans and new and renewed loans being booked at lower interest rates. Our interest expense has decreased, partially offsetting the decline in loan interest income; however, this decrease has been at a slower pace than the decrease in interest income.

Loan interest income decreased $607 thousand, or 9.50%, from $6.4 million for the first quarter of 2014 to $5.8 million for the first quarter of 2015. With new commercial and agricultural lenders added during 2014, we believe new increased volume will help offset the declining outstanding loan balances. Our goal is to maintain current loan levels of the performing loan portfolio for the near future and then grow the portfolio in the longer term.

Nonaccrual loans have decreased to $20.7 million at March 31, 2015 from $21.9 million at December 31, 2014. Although the nonaccrual loans are trending downward, the continued high volume of nonaccrual loans negatively affects interest income. With regard to recognition of interest income on impaired loans, interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on nonaccrual status. If the impaired loan is not on nonaccrual status, then the interest income on the loan is computed using the effective interest method. If there is serious doubt about the collectability of an impaired loan, it is the Bank’s policy to stop accruing interest on a loan and classify that loan as nonaccrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and prospects for future contractual payments are reasonably assured.

We continue to manage our yields on assets and our costs of funds to attempt to improve net interest income. As mentioned earlier, our loan portfolio has decreased and as a result the interest income generated by these loans has been redeployed into investment securities or interest-bearing deposits with banks, which are generally lower yielding assets. Investment interest income has grown for the first quarter of 2015 to $426 thousand from $342 thousand for the first quarter of 2014. We anticipate investment interest income to continue to increase in the future as the investment portfolio continues to grow. Although this area of interest income increases, it is at a much lower yield that loan interest income and will not offset the lost loan interest income resulting from a shrinking loan portfolio and high levels of nonaccrual loans.

Interest expense decreased $201 thousand, or 19.02%, from $1.1 million for the quarter ending March 31, 2014 to $856 thousand for the same quarter of 2015 as a result of time deposits re-pricing at lower interest rates at maturity, as well as a favorable shift in the deposit mix whereby our higher-cost time deposits were replaced with lower-cost deposit products.

As a result of the factors discussed above, our net interest margin decreased to 3.74% in the first quarter of 2015 as compared to 3.78% for the same period in 2014. We anticipate some continued compression in the net interest margin as new and renewed loans are priced/repriced at lower market interest rates and outstanding loans continue to decline while funds are re-invested in lower-yielding securities or interest-bearing deposits with banks.

Noninterest Income

Noninterest income for the first quarter of 2015 was $1.4 million, which is a modest decline of $95 thousand when compared to the $1.5 million for the same period in 2014. During the first quarter of 2015 we had $35 thousand in realized gains on the sale of investment securities as compared to $3 thousand for the same period in 2014. We had a decline in fees, commission and other income of $215 thousand which was largely due to a $252 thousand nonrecurring bonus incentive from a vendor that occurred in the first quarter of 2014. Efforts to increase noninterest income in the future is expected to come from the financial services division of the Bank and the Bank’s subsidiary, NPB Insurance Services, Inc., a full-service insurance agency, which began operations in the first quarter of 2013, and deals in personal and group life, property and casualty, health, and disability products.

Noninterest Expense

Noninterest expense decreased $1.2 million, or 15.31%, to $6.2 million for the first quarter 2015 as compared to $7.4 million for the first quarter of 2014.

Salaries and employee benefits decreased from $3.2 million for the first three months of 2014 to $2.9 million for the first three months of 2015. This was a decrease of $292 thousand, or 9.03%, which was mainly due to management’s decision to close four lower-performing branches in October 2014 and staff reductions during 2014. Total full time equivalent employees have decreased to 236 at March 31, 2015 from 265 at March 31, 2014, a reduction of 29, or 10.94%.

Occupancy and equipment expenses decreased $69 thousand from $1.0 million for the first three months of 2014 to $942 thousand for the first three months of 2015. Advertising expense decreased $60 thousand in the quarter to quarter comparison. Data processing and telecommunication expenses decreased $66 thousand mainly due to a change in outsourced statement processing.

For the first three months of 2015, FDIC assessment expense decreased $156 thousand, or 41.71%, from $374 thousand as of March 31, 2014 to $218 thousand as of March 31, 2015. This is partly due to the reduction of average assets from March 31, 2014 to March 31, 2015.

Other real estate owned and repossessed asset expenses decreased $417 thousand, or 53.74%, to $359 thousand for the first quarter of 2015 as compared to $776 thousand for the same period in 2014. Writedowns on other real estate owned decreased $331 thousand from $465 during the first quarter of 2014 to $134 thousand during the first quarter of 2015. In the first quarter of 2015 we had a net loss on the sale of other real estate owned property of $5 thousand compared to a net loss of $33 thousand during the same period in 2014. OREO decreased in the first three months of 2015 to $14.8 million at March 31, 2015 from $15.0.million at December 31, 2014. We anticipate the levels to continue to decrease; however, we cannot guarantee that this will happen as we continue to resolve problem loans that may end up in foreclosed properties in the future.

Our efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 90.88% for the first quarter of 2015 as compared to 101.00% for the same period in 2014. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity.

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

The allowance for loan losses decreased to $9.0 million at March 31, 2015 as compared to $9.9 million at December 31, 2014. The allowance for loan losses at March 31, 2015 was approximately 1.99% of total loans as compared to 2.17% at December 31, 2014 and 2.53% at March 31, 2014. Net loans charged off for the first three months of 2015 were $962 thousand, or 0.75% of average loans, and $884 thousand, or 0.72% of average loans, for the first three months of 2014. No provision for loan losses was made during the first three months of 2015 and 2014.

We have experienced a decrease in loan delinquencies and decrease in nonaccrual loans during the first three months of 2015. Loans delinquent greater than 90 days still accruing interest and loans in non-accrual status present higher risks of default and loan losses. At March 31, 2015, there were 161 loans in non-accrual status totaling $20.7 million, or 4.61% of total loans. At December 31, 2014, there were 165 loans in non-accrual status totaling $21.9 million, or 4.78% of total loans. The amounts of interest that would have been recognized on these loans were $166 thousand and $254 thousand for the three months ended March 31, 2015 and 2014, respectively. There were no loans past due 90 days or greater and still accruing interest at March 31, 2015 and December 31, 2014. There were $9.8 million in loans classified as troubled debt restructurings as of March 31, 2015 as compared to $10.0 million in loans classified as troubled debt restructurings as of December 31, 2014. Of the loans classified as troubled debt restructurings at March 31, 2015, $4.6 million were in non-accrual status, compared to $5.7 million at December 31, 2014.

Certain risks exist in the Bank’s loan portfolio. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but remain relatively stable. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible as the coal mining and natural gas industry have been negatively affected in the past couple of years due to the increase in natural gas supplies from “fracking”, layoffs and environmental legislation. We do not foresee a major impact upon the Bank unless an additional severe economic downturn occurs. We are monitoring these industries. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Commercial loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is to be determined by the loan officer. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss. For the year 2013, we engaged a third party loan review firm to conduct semiannual loan reviews and engaged them to perform this function in 2014 on a semiannual basis. Our most recent loan review was conducted in December 2014. Upon their review, loan risk ratings may change from the rating assigned by the respective lender. We have experienced minimal rating changes in more recent reviews indicating better risk identification for the loan portfolio in light of the experience from the severe recession.

In regard to our consumer loans and consumer real estate loan portfolio, the Company uses the guidance found in the Uniform Retail Credit Classification and Account Management Policy and as a result affects our estimate of the allowance for loan losses. Under this approach when a consumer loan or consumer real estate loan is originated, it must possess qualities of a credit risk grade of Pass for approval and will remain with the initial risk rating through maturity unless there is a deterioration in the credit quality of the loan. Subsequently, if the loan becomes contractually 90 days past due or if the borrower files for bankruptcy protection, it is downgraded to Substandard. If the downgrade was the result of becoming 90 days past due, the loan is automatically placed in nonaccrual status. If the downgrade was the result of the borrower filing for bankruptcy protection, the loan is placed in nonaccrual status if there is a deficiency in the collateral. If there is no deficiency in the collateral, then the loan is not placed in nonaccrual status until it becomes 90 days past due. If the loan is unsecured, upon being deemed Substandard, the entire loan amount is charged off.

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

All loans classified as substandard, doubtful and loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits, generally through the review of the appraisal. If the appraisal is current, less than twelve months old, and has been reviewed, and if no negative information regarding the appraised value is obtained, the value is accepted, and impairment, if required is made. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable. If this review determines that the appraisal is not reasonable, then a new appraisal is ordered, in most cases. Impaired loans decreased to $22.6 million with $6.8 million requiring a valuation allowance of $1.9 million at March 31, 2015 as compared to $22.8 million with $8.7 million requiring a valuation allowance of $2.3 million at December 31, 2014. Of the $22.6 million recorded as impaired loans, $12.5 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Management is aggressively working to reduce the impaired credits at minimal loss.

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

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $4.8 million existed at March 31, 2015 as compared to a net deferred tax asset of $5.0 million at December 31, 2014. At March 31, 2015 we had a valuation allowance of $6.2 million as compared to a valuation allowance of $6.4 million at December 31, 2014. During the first three months of 2015 we reversed $194 thousand of our deferred tax valuation allowance. Management reviewed the deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that no additional deferred tax asset valuation allowance was required. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $6.2 million allowance, would be realizable. As of March 31, 2015, the Company had $17.9 million of net operating loss carryforwards which will expire in 2031 thru 2035. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

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

Capital Resources

Our total capital at the end of the first quarter 2015 was $43.9 million compared to $42.9 million at December 31, 2014. The increase was $1.0 million, or 2.36%. The Bank and the Company were both well capitalized as of March 31, 2015, as defined by the regulatory capital guidelines. New Peoples equity as a percentage of total assets was 6.64% at March 31, 2015 compared to 6.58% at December 31, 2014. The book value per common share was $1.92 at March 31, 2015 compared to $1.87 at December 31, 2014.

Under current economic conditions, we believe it is prudent to continue to increase capital to absorb potential losses that may occur if asset quality deteriorates further. Capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Based upon projections, we believe increasing capital through earnings will be sufficient to provide for the Company’s capital needs and requirements. As part of our initiative to improve regulatory capital ratios, we are working to further reduce our nonperforming assets, and focused on replacing these assets with high-quality interest-earning assets. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. We are fully implementing this strategy to increase capital, however, these efforts alone may not provide us adequate capital if net losses are realized or asset quality further deteriorates.

No cash dividends have been paid historically and none are anticipated in the foreseeable future. Earnings will continue to be retained to build capital.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $136.2 million at March 31, 2015, up from $118.1 million at December 31, 2014. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2015.

At March 31, 2015, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $84.0 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Our investment portfolio was $100.1 million at March 31, 2015 and December 31, 2014, respectively. Our strategy is to manage the portfolio with future purchases that reduce price risk in a rising interest rate environment and shorten the duration of these securities to be able to invest in higher yielding loans and investments when interest rates do rise again unless and until interest rates rise again, however, this strategy reduces investment income.

Our loan-to-deposit ratio was 75.83% at March 31, 2015 and 78.19% at December 31, 2014. We anticipate this ratio to remain at or below 80% in the near future as loan demand remains low.

Available third party sources of liquidity remain intact at March 31, 2015 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond.

At March 31, 2015, we had borrowings from the Federal Home Loan Bank totaling $3.9 million as compared to $4.2 million at December 31, 2014. None are overnight and subject to daily interest rate changes. The borrowings have a maturity date in the year 2018, but reduce in principal amounts monthly or quarterly. The decrease of $1.2 million was due to regularly scheduled principal payments. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $3.0 million in 2010 and $7.0 million in 2013 to the Treasury Board of Virginia for collateral on public funds. An additional $98.4 million was available on March 31, 2015 on the $112.3 million line of credit, which is secured by a blanket lien on our residential real estate loans.

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

Concerning the Company’s liquidity, we have $1.1 million in cash as of March 31, 2015. These funds will be used to pay operating expenses, trust preferred interest payments (upon regulatory approval), and provide additional capital injections to the Bank, if needed.

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

At this time the Company is not deferring the payment of the interest on the trust preferred securities; however, as discussed above, regulatory approval is needed to pay the interest. In March 2015 the Company requested and received regulatory approval to pay the $107 thousand in interest on the trust preferred securities due on April 7, 2015, which the Company paid on April 3, 2015. Future payments still require regulatory approval and failure to obtain this approval could cause a default in the trust preferred securities by the Company; however, the Company has the option to re-enter another 60 month deferral of the interest on the trust preferred securities to prevent an event of default unless the regulators prohibit the deferral.

During the capital raise in 2012, common stock warrants were issued to investors. The warrants are immediately exercisable through December 2017 at a price of $1.75 per share. During 2013, 6,758 warrants were exercised, and in 2014, 1,006,361 warrants were exercised which reduced the number of warrants outstanding at December 31, 2014 to 1,357,781. No warrants have been exercised during the first three months of 2015 and as a result the number of warrants outstanding remains 1,357,781 at March 31, 2015. When, and if, these warrants are exercised, additional funds may be received by the Company, which provides potentially up to $2.4 million in additional liquidity and capital at the Company level. Additional contingent funding sources will be explored as available.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended March 31, 2015 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	May 15, 2015

By:	/s/ JOSEPH D. PENNINGTON
Joseph D. Pennington
Senior Vice President and Chief Financial Officer

Date:	May 15, 2015

Index of Exhibits

No.	Description

2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).

3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).

4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).

10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).

10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials for the Company’s 10-Q Report for the quarterly period ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Denotes management contract.