Form 10-Q
period 2015-06-30
NEW PEOPLES BANKSHARES INC
filed 2015-08-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2015
Common Stock, $2.00 par value	22,878,654

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2015	2014
INTEREST AND DIVIDEND INCOME
Loans including fees	$11,706	$12,628
Federal funds sold	2	1
Interest-earning deposits with banks	55	85
Investments	849	690
Dividends on equity securities (restricted)	66	63

Total Interest and Dividend Income	12,678	13,467

INTEREST EXPENSE
Deposits
Demand	18	19
Savings	85	98
Time deposits below $100,000	747	966
Time deposits above $100,000	522	662
FHLB Advances	78	103
Trust Preferred Securities	217	229

Total Interest Expense	1,667	2,077

NET INTEREST INCOME	11,011	11,390

PROVISION FOR LOAN LOSSES	—	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,011	11,390

NONINTEREST INCOME
Service charges	1,088	1,058
Fees, commissions and other income	1,537	1,634
Insurance and investment fees	256	183
Net realized gains on sale of investment securities	35	4
Life insurance investment income	69	36

Total Noninterest Income	2,985	2,915

NONINTEREST EXPENSES
Salaries and employee benefits	5,824	6,409
Occupancy and equipment expense	1,862	1,969
Advertising and public relations	129	238
Data processing and telecommunications	1,002	1,109
FDIC insurance premiums	439	750
Other real estate owned and repossessed vehicles, net	1,066	1,528
Other operating expenses	2,587	2,536

Total Noninterest Expenses	12,909	14,539

INCOME (LOSS) BEFORE INCOME TAXES	1,087	(234)

INCOME TAX EXPENSE (BENEFIT)	3	(5)

NET INCOME (LOSS)	$1,084	$(229)

Income (Loss) Per Share
Basic	$0.05	$(0.01)

Fully Diluted	$0.05	$(0.01)

Weighted Average Shares of Common Stock
Basic	22,878,654	21,872,293

Fully Diluted	22,878,654	21,872,293

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2015	2014
INTEREST AND DIVIDEND INCOME
Loans including fees	$5,925	$6,240
Federal funds sold	1	—
Interest-earning deposits with banks	29	47
Investments	423	348
Dividends on equity securities (restricted)	34	32

Total Interest and Dividend Income	6,412	6,667

INTEREST EXPENSE
Deposits
Demand	9	10
Savings	44	49
Time deposits below $100,000	360	475
Time deposits above $100,000	251	323
FHLB Advances	38	50
Trust Preferred Securities	109	113

Total Interest Expense	811	1,020

NET INTEREST INCOME	5,601	5,647

PROVISION FOR LOAN LOSSES	—	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,601	5,647

NONINTEREST INCOME
Service charges	552	554
Fees, commissions and other income	823	705
Insurance and investment fees	132	97
Net realized gains on sale of investment securities	—	1
Life insurance investment income	34	19

Total Noninterest Income	1,541	1,376

NONINTEREST EXPENSES
Salaries and employee benefits	2,882	3,175
Occupancy and equipment expense	920	958
Advertising and public relations	72	121
Data processing and telecommunications	503	544
FDIC insurance premiums	221	376
Other real estate owned and repossessed vehicles, net	707	752
Other operating expenses	1,375	1,258

Total Noninterest Expenses	6,680	7,184

INCOME (LOSS) BEFORE INCOME TAXES	462	(161)

INCOME TAX EXPENSE (BENEFIT)	—	(4)

NET INCOME (LOSS)	$462	$(157)

Income (Loss) Per Share
Basic	$0.02	$(0.01)

Fully Diluted	$0.02	$(0.01)

Weighted Average Shares of Common Stock
Basic	22,878,654	21,872,293

Fully Diluted	22,878,654	21,872,293

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

NET INCOME (LOSS)	$462	$(157)	$1,084	$(229)

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	(893)	400	(267)	763
Tax related to unrealized gains (losses)	304	(136)	91	(259)
Reclassification of realized gains during the period	—	(1)	(35)	(4)
Tax related to realized gains	—	1	12	2

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(589)	264	(199)	502

TOTAL COMPREHENSIVE INCOME (LOSS)	$(127)	$107	$885	$273

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$18,199	$14,622
Interest-bearing deposits with banks	13,955	20,933
Federal funds sold	—	5

Total Cash and Cash Equivalents	32,154	35,560

Investment securities available-for-sale	107,741	100,069

Loans receivable	443,775	457,549
Allowance for loan losses	(8,734)	(9,922)

Net Loans	435,041	447,627

Bank premises and equipment, net	28,321	28,766
Equity securities (restricted)	2,376	2,369
Other real estate owned	15,338	15,049
Accrued interest receivable	1,871	1,975
Life insurance investments	12,402	12,268
Deferred taxes, net	5,091	4,988
Other assets	2,439	2,413

Total Assets	$642,774	$651,084

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$150,980	$143,950
Interest-bearing	30,501	29,567
Savings deposits	119,213	111,701
Time deposits	275,903	299,974

Total Deposits	576,597	585,192

Federal Home Loan Bank advances	3,558	4,158
Accrued interest payable	322	266
Accrued expenses and other liabilities	2,065	2,121
Trust preferred securities	16,496	16,496

Total Liabilities	599,038	608,233

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 22,878,654 shares issued and outstanding	45,757	45,757
Common stock warrants	1,176	1,176
Additional paid-in-capital	13,672	13,672
Retained deficit	(16,601)	(17,685)
Accumulated other comprehensive loss	(268)	(69)

Total Stockholders’ Equity	43,736	42,851

Total Liabilities and Stockholders’ Equity	$642,774	$651,084

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2013	21,872	$43,745	$2,050	$13,050	$(17,925)	$(960)	$39,960

Net loss	—	—	—	—	(229)	—	(229)

Other comprehensive income, net of tax	—	—	—	—	—	502	502

Balance, June 30, 2014	21,872	$43,745	$2,050	$13,050	$(18,154)	$(458)	$40,233

Balance, December 31, 2014	22,878	$45,757	$1,176	$13,672	$(17,685)	$(69)	$42,851

Net income	—	—	—	—	1,084	—	1,084

Other comprehensive loss, net of tax	—	—	—	—	—	(199)	(199)

Balance, June 30, 2015	22,878	$45,757	$1,176	$13,672	$(16,601)	$(268)	$43,736

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(IN THOUSANDS)

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,084	$(229)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,055	1,124
Income on life insurance	(134)	(101)
Gain on sale of securities available-for-sale	(35)	(4)
Gain on sale of premises and equipment	(66)	(40)
(Gain) Loss on sale of foreclosed assets	(15)	117
Net write-down of carrying value of foreclosed real estate	639	930
Accretion of bond premiums/discounts	573	497
Amortization of core deposit intangible	—	8
Net change in:
Interest receivable	104	254
Other assets	(26)	(478)
Accrued interest payable	56	200
Accrued expenses and other liabilities	(56)	346

Net Cash Provided by Operating Activities	3,179	2,624

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	10,865	16,028
Proceeds from sale of loans	—	2,905
Purchase of securities available-for-sale	(25,202)	(25,109)
Proceeds from sale and maturities of securities available-for-sale	16,690	18,671
Sale of Federal Home Loan Bank stock	30	247
Purchase of Federal Reserve Bank stock	(37)	—
Payments for the purchase of premises and equipment	(723)	(1,167)
Payments for the purchase of other real estate owned	(5)	—
Proceeds from sales of premises and equipment	179	410
Proceeds from insurance on other real estate owned	53	—
Proceeds from sales of other real estate owned	760	1,365

Net Cash Provided by Investing Activities	2,610	13,350

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to Federal Home Loan Bank	(600)	(600)
Net change in:
Demand deposits	7,964	6,405
Savings deposits	7,512	8,250
Time deposits	(24,071)	(16,769)

Net Cash Used in Financing Activities	(9,195)	(2,714)

Net (decrease) increase in cash and cash equivalents	(3,406)	13,260
Cash and Cash Equivalents, Beginning of Period	35,560	54,680

Cash and Cash Equivalents, End of Period	$32,154	$67,940

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,611	$1,877
Taxes	$—	$—

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$1,869	$1,515
Loans made to finance sale of foreclosed real estate	$148	$575

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

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

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2015 and December 31, 2014, and the results of operations for the three and six month periods ended June 30, 2015 and 2014. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six month periods ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

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

Effective July 29, 2010, the Company and the Bank entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”). At June 30, 2015, we believe we have not yet achieved full compliance with the Written Agreement but we have made progress in our compliance efforts under the Written Agreement and all of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined), and Common Equity Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes that, as of June 30, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2015 and December 31, 2014, respectively. The June 30, 2015 ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2015:
Total Capital to Risk Weighted Assets:
The Company	$64,121	16.84%	$30,452	8.0%	$	N/A	N/A
The Bank	63,948	16.79%	30,476	8.0%		38,095	10.0%
Tier 1 Capital to Risk Weighted Assets:
The Company	57,981	15.23%	22,839	6.0%		N/A	N/A
The Bank	59,137	15.52%	22,857	6.0%		30,476	8.0%
Tier 1 Capital to Average Assets:
The Company	57,981	8.84%	26,223	4.0%		N/A	N/A
The Bank	59,137	9.01%	26,245	4.0%		32,806	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
The Company	43,313	11.38%	17,130	4.5%		N/A	N/A
The Bank	59,137	15.52%	17,143	4.5%		24,762	6.5%

December 31, 2014:
Total Capital to Risk Weighted Assets:
The Company	$59,816	15.98%	$29,948	8.0%	$	N/A	N/A
The Bank	58,869	15.73%	29,938	8.0%		37,422	10.0%
Tier 1 Capital to Risk Weighted Assets:
The Company	53,379	14.26%	14,974	4.0%		N/A	N/A
The Bank	54,127	14.46%	14,969	4.0%		22,453	6.0%
Tier 1 Capital to Average Assets:
The Company	53,379	8.07%	26,453	4.0%		N/A	N/A
The Bank	54,127	8.19%	26,447	4.0%		33,058	5.0%

As of June 30, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

NOTE 5	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
June 30, 2015
U.S. Government Agencies	$44,172	$298	$284	$44,186
Taxable municipals	3,367	—	80	3,287
Corporate bonds	941	15	—	956
Mortgage backed securities	59,668	102	458	59,312

Total Securities AFS	$108,148	$415	$822	$107,741

December 31, 2014
U.S. Government Agencies	$43,985	$332	$247	$44,070
Taxable municipals	293	—	5	288
Corporate bonds	—	—	—	—
Mortgage backed securities	55,896	144	329	55,711

Total Securities AFS	$100,174	$476	$581	$100,069

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
U.S. Government Agencies	$10,476	$103	$8,374	$181	$18,850	$284
Taxable municipals	2,167	80	—	—	2,167	80
Corporate bonds	—	—	—	—	—	—
Mtg. backed securities	32,440	286	8,345	172	40,785	458

Total Securities AFS	$45,083	$469	$16,719	$353	$61,802	$822

December 31, 2014
U.S. Government Agencies	$7,408	$38	$12,965	$209	$20,373	$247
Taxable municipals	288	5	—	—	288	5
Mtg. backed securities	21,083	179	11,622	150	32,705	329

Total Securities AFS	$28,779	$222	$24,587	$359	$53,366	$581

At June 30, 2015, the available-for-sale portfolio included one hundred seven investments for which the fair market value was less than amortized cost. At December 31, 2014, the available-for-sale portfolio included eighty four investments for which the fair market value was less than amortized cost. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had an other-than-temporary impairment.

The amortized cost and fair value of investment securities at June 30, 2015, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available-for-Sale
Due in one year or less	$125	$125	1.13%
Due after one year through five years	3,454	3,467	1.27%
Due after five years through fifteen years	13,206	13,142	1.60%
Due after fifteen years	91,363	91,007	1.92%

Total	$108,148	$107,741	1.86%

Investment securities with a carrying value of $15.4 million and $17.5 million at June 30, 2015 and December 31, 2014, were pledged as collateral to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. These equity securities are restricted from trading and are recorded at a cost of $2.4 million and $2.4 million as of June 30, 2015 and December 31, 2014, respectively.

NOTE 6	LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	June 30, 2015	December 31, 2014
Real estate secured:
Commercial	$103,516	$108,062
Construction and land development	13,404	15,439
Residential 1-4 family	239,581	243,538
Multifamily	13,755	14,409
Farmland	22,064	25,252

Total real estate loans	392,320	406,700
Commercial	22,182	21,807
Agriculture	4,127	3,117
Consumer installment loans	25,070	25,828
All other loans	76	97

Total loans	$443,775	$457,549

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	June 30, 2015	December 31, 2014
Real estate secured:
Commercial	$4,944	$6,222
Construction and land development	515	332
Residential 1-4 family	7,293	8,589
Multifamily	434	118
Farmland	3,554	5,982

Total real estate loans	16,740	21,243
Commercial	212	554
Agriculture	14	18
Consumer installment loans	50	46
All other loans	—	—

Total loans receivable on nonaccrual status	$17,016	$21,861

Total interest income not recognized on nonaccrual loans for the six months ended June 30, 2015 and 2014 was $238 thousand and $273 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of June 30, 2015 and December 31, 2014:

As of June 30, 2015 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$4,381	$59	$4,514	$5,937	$—
Construction and land development	14	—	12	12	—
Residential 1-4 family	3,600	93	3,654	3,820	—
Multifamily	580	2	435	476	—
Farmland	5,484	52	4,993	5,861	—
Commercial	444	2	210	210	—
Agriculture	47	3	36	36	—
Consumer installment loans	29	3	60	60	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	3,384	40	2,801	3,137	889
Construction and land development	391	—	413	663	237
Residential 1-4 family	2,340	53	2,168	2,378	200
Multifamily	38	—	—	—	—
Farmland	998	19	787	792	355
Commercial	86	2	92	92	46
Agriculture	27	1	24	24	24
Consumer installment loans	17	—	—	—	—
All other loans	—	—	—	—	—

Total	$21,860	$329	$20,199	$23,498	$1,751

As of December 31, 2014 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$9,628	$128	$3,986	$5,166	$—
Construction and land development	248	1	15	15	—
Residential 1-4 family	2,959	177	3,245	3,471	—
Multifamily	370	26	438	479	—
Farmland	5,383	114	5,767	6,801	—
Commercial	421	—	548	674	—
Agriculture	62	4	52	52	—
Consumer installment loans	12	1	15	15	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	6,338	132	4,517	4,905	1,482
Construction and land development	505	14	303	355	88
Residential 1-4 family	4,248	126	2,573	2,852	347
Multifamily	268	7	113	113	15
Farmland	2,573	59	1,104	1,116	343
Commercial	407	4	74	74	26
Agriculture	39	2	30	30	30
Consumer installment loans	10	—	—	—	—
All other loans	—	—	—	—	—

Total	$33,471	$795	$22,780	$26,118	$2,331

An age analysis of past due loans receivable was as follows:

As of June 30, 2015 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$528	$150	$2,992	$3,670	$99,846	$103,516	$—
Construction and land development	101	124	—	225	13,179	13,404	—
Residential 1-4 family	5,774	2,557	1,044	9,375	230,206	239,581	—
Multifamily	629	—	320	949	12,806	13,755	—
Farmland	170	24	—	194	21,870	22,064	—

Total real estate loans	7,202	2,855	4,356	14,413	377,907	392,320	—
Commercial	64	13	211	288	21,894	22,182	—
Agriculture	3	—	—	3	4,124	4,127	—
Consumer installment Loans	93	30	37	160	24,910	25,070	—
All other loans	10	—	—	10	66	76	—

Total loans	$7,372	$2,898	$4,604	$14,874	$428,901	$443,775	$—

As of December 31, 2014 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$2,683	$74	$2,411	$5,168	$102,894	$108,062	$—
Construction and land development	94	335	12	441	14,998	15,439	—
Residential 1-4 family	7,885	1,728	2,346	11,959	231,579	243,538	—
Multifamily	320	—	—	320	14,089	14,409	—
Farmland	661	453	—	1,114	24,138	25,252	—

Total real estate loans	11,643	2,590	4,769	19,002	387,698	406,700	—
Commercial	64	15	162	241	21,566	21,807	—
Agriculture	—	4	—	4	3,113	3,117	—
Consumer installment Loans	153	19	21	193	25,635	25,828	—
All other loans	22	6	—	28	69	97	—

Total loans	$11,882	$2,634	$4,952	$19,468	$438,081	$457,549	$—

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of June 30, 2015 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$87,497	$9,793	$6,226	$—	$103,516
Construction and land development	10,809	2,080	515	—	13,404
Residential 1-4 family	226,930	2,754	9,897	—	239,581
Multifamily	13,102	143	510	—	13,755
Farmland	16,020	377	5,667	—	22,064

Total real estate loans	354,358	15,147	22,815	—	392,320
Commercial	18,170	3,585	427	—	22,182
Agriculture	4,089	—	38	—	4,127
Consumer installment loans	24,939	—	131	—	25,070
All other loans	76	—	—	—	76

Total	$401,632	$18,732	$23,411	$—	$443,775

As of December 31, 2014 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$92,515	$7,925	$7,622	$—	$108,062
Construction and land development	12,974	2,041	424	—	15,439
Residential 1-4 family	230,184	1,965	11,389	—	243,538
Multifamily	13,953	146	310	—	14,409
Farmland	18,159	270	6,823	—	25,252

Total real estate loans	367,785	12,347	26,568	—	406,700
Commercial	18,495	2,548	764	—	21,807
Agriculture	3,069	—	48	—	3,117
Consumer installment loans	25,719	—	109	—	25,828
All other loans	97	—	—	—	97

Total	$415,165	$14,895	$27,489	$—	$457,549

NOTE 7	ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended June 30, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of June 30, 2015 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$4,418	$(543)	$10	$—	$(384)	$3,501
Construction and land development	199	(113)	8	—	249	343
Residential 1-4 family	2,572	(393)	31	—	222	2,432
Multifamily	154	(384)	3	—	512	285
Farmland	913	(13)	212	—	(373)	739

Total real estate loans	8,256	(1,446)	264	—	226	7,300
Commercial	457	(11)	9	—	(59)	396
Agriculture	125	—	1	—	21	147
Consumer installment loans	171	(23)	18	—	(11)	155
All other loans	1	—	—	—	—	1
Unallocated	912	—	—	—	(177)	735

Total	$9,922	$(1,480)	$292	$—	$—	$8,734

	Allowance for Loan Losses			Recorded Investment in Loans
As of June 30, 2015 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$889	$2,612	$3,501	$7,315	$96,201	$103,516
Construction and land development	237	106	343	425	12,979	13,404
Residential 1-4 family	200	2,232	2,432	5,822	233,759	239,581
Multifamily	—	285	285	435	13,320	13,755
Farmland	355	384	739	5,780	16,284	22,064

Total real estate loans	1,681	5,619	7,300	19,777	372,543	392,320
Commercial	46	350	396	302	21,880	22,182
Agriculture	24	123	147	60	4,067	4,127
Consumer installment loans	—	155	155	60	25,010	25,070
All other loans	—	1	1	—	76	76
Unallocated	—	735	735	—	—	—

Total	$1,751	$6,983	$8,734	$20,199	$423,576	$443,775

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

At June 30, 2015 there were $9.7 million in loans that are classified as troubled debt restructurings compared to $10.0 million at December 31, 2014. The following table presents information related to loans modified as troubled debt restructurings during the six and three months ended June 30, 2015 and 2014.

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	1	551	314	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	1	551	314	—	—	—
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—

Total	1	$551	$314	—	$—	$—

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—

Total	—	$—	$—	—	$—	$—

During the six months ended June 30, 2015, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on the loan; however, the maturity date was extended. During the six months ended June 30, 2014, the Company modified no loans that were considered to be troubled debt restructurings.

There were no loans modified as troubled debt restructurings that defaulted during the six or three months ended June 30, 2015 and 2014, which were within twelve months of their modification date. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants are determined by the Treasury method. For the three and six months ended June 30, 2015 and 2014, potential common shares of 1,539,877 and 2,638,666, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income (loss) per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$462	$(157)	$1,084	$(229)
Weighted average shares outstanding	22,878,654	21,872,293	22,878,654	21,872,293
Dilutive shares for stock options and warrants	—	—	—	—

Weighted average dilutive shares outstanding	22,878,654	21,872,293	22,878,654	21,872,293

Basic income per share	$0.02	$(0.01)	$0.05	$(0.01)
Diluted income per share	$0.02	$(0.01)	$0.05	$(0.01)

NOTE 10	TRUST PREFERRED SECURITIES AND DEFERRAL OF INTEREST PAYMENTS:

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at June 30, 2015 of 2.05%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at June 30, 2015 of 2.88%.

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

At this time the Company is not deferring the payment of the interest on the trust preferred securities, however, as discussed above, regulatory approval is needed to pay the interest. In March 2015 the Company requested and received regulatory approval to pay the $107 thousand in interest on the trust preferred securities due on April 7, 2015, which the Company paid on April 3, 2015. In June 2015 the Company requested and received regulatory approval to pay the $109 thousand in interest on the trust preferred securities due on July 7, 2015, which the Company paid on July 2, 2015.

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

Investment Securities Available-for-Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $107.7 million and $100.1 million at June 30, 2015 and December 31, 2014, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired a specific reserve may be established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines whether or not the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or whether or not an appraised value does not include estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets. The aggregate carrying amounts of impaired loans carried at fair value were $18.4 million and $20.4 million at June 30, 2015 and December 31, 2014, respectively.

Foreclosed Assets – Foreclosed assets are recorded at fair value, less selling costs, upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party less an estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral if further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $15.3 million and $15.0 million at June 30, 2015 and December 31, 2014, respectively.

Assets and liabilities measured at fair value are as follows as of June 30, 2015 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available-for-sale investments
U.S. Government Agencies	$—	$44,186	$—
Taxable municipals	—	3,287	—
Corporate bonds	—	956
Mortgage backed securities	—	59,312	—

(On a non-recurring basis)
Other real estate owned	—	—	15,338
Impaired loans:
Real estate secured:
Commercial	—	—	6,426
Construction and land development	—	—	188
Residential 1-4 family	—	—	5,622
Multifamily	—	—	435
Farmland	—	—	5,425
Commercial	—	—	256
Agriculture	—	—	36
Consumer installment loans	—	—	60
All other loans	—	—	—

Total	$—	$107,741	$33,786

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at June 30, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$18,448	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$15,338	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of June 2015 and December 2014.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

June 30, 2015
Financial Instruments – Assets
Net Loans	$435,041	$438,267	$—	$419,819	$18,448

Financial Instruments – Liabilities
Time Deposits	275,903	276,208	—	276,208	—
FHLB Advances	3,558	3,558	—	3,558	—

December 31, 2014
Financial Instruments – Assets
Net Loans	$447,627	$451,225	$—	$430,776	$20,449

Financial Instruments – Liabilities
Time Deposits	299,974	301,309	—	301,309	—
FHLB Advances	4,158	4,158	—	4,158	—

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

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

Written Agreement Progress Report

At June 30, 2015, we believe we have made significant progress toward achieving full compliance with the Agreement. We are aggressively working to comply with the Written Agreement and have timely submitted each required plan by its respective deadline. We have worked with independent consultants to assist us in these efforts and the following actions have taken place:

1.	With regard to corporate governance, we have established a weekly Director’s Loan Committee to oversee all loan approvals and all loan renewals, extensions and approvals for loans risk rated Special Mention or worse, as well as, exposures exceeding the Chief Credit Officer’s lending authority. This has enabled the Board to increase its oversight of the Bank’s largest credit exposures and problem credits, and enhanced the monitoring and compliance with all loan policies and procedures. Secondly, we have enhanced our reporting of credit quality to the board. Furthermore, we have adopted formal charters for our Nominating, Compliance, Compensation, Loan, ALCO, and Executive Committees. A corporate governance policy was adopted by the Board of Directors on April 23, 2012.

2.	The requirement to assess the Board and management has been completed by an independent party. A report was issued to the Board and recommendations are being followed. In September 2010, our President and CEO Jonathan Mullins was added as a member of the Board and in November 2010, Eugene Hearl was added as a member of the Board. Mr. Hearl has over 40 years banking experience as President and CEO for two community banks and Regional President of a large regional financial institution.

In December 2014, President & CEO Mullins resigned from his position and from the Board of Directors. His successor, C. Todd Asbury, was promoted from Executive Vice President, Chief Financial Officer, Secretary and Treasurer to President and CEO of the Company and the Bank. Frank Sexton, Jr. was appointed as Interim Chief Financial Officer, Secretary and Treasurer.

In April 2015, Joseph D. Pennington was appointed as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company and the Bank. He had served as Senior Vice President and Financial Officer of the Company and Bank since joining in February 2015. Mr. Pennington, who is a certified public accountant, has over 15 years of community banking experience.

Frank Sexton, Jr. will no longer serve as Interim Chief Financial Officer, Secretary and Treasurer of the Company and Bank. He will continue serving as the Company and Bank’s Executive Vice President and Chief Operating Officer where he has served since 2003.

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

A new strategic plan for the years 2014 through 2016 was submitted to our regulators in the fourth quarter of 2013. A new strategic plan for the years 2015 through 2017 was submitted to our regulators in the fourth quarter of 2014. A new capital plan for the years 2015 through 2017 was submitted to our regulators in April 2015 for regulatory review.

In September 2012, we converted notes payable to two of our directors totaling $5.5 million plus accrued interest of $272 thousand to common stock. As a result of the conversion, New Peoples returned to well capitalized status at September 30, 2012.

In accordance with our capital plan, we began a common stock offering in July 2012 to existing shareholders followed by an offering to the public during the third and fourth quarters of 2012. The offering was closed on December 20, 2012 and proceeds of $12,061,257 were received on December 28, 2012. Upon receipt of the proceeds $7.0 million of capital was injected into the subsidiary Bank. The remaining net proceeds were held at the Company and are used for payment of operating expenses and, as permitted by regulatory authorities, the payment of deferred trust preferred interest and for future capital injections into the Bank, if needed; thus, providing a source of strength at the holding company level for the Bank. In addition, the conversion of the director notes to common stock and the common stock warrants included in the offering potentially provide additional capital if, and when, they are exercised.

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

A total of 1,357,781 common stock warrants were outstanding as of June 30, 2015 with an exercise price of $1.75. Assuming all of these warrants are exercised before expiration, then an additional $2.4 million in capital would be provided.

4.	Loan policies have been revised; an online approval and underwriting system for loans has been implemented; underwriting, monitoring and management of credits and collections have been enhanced; and the focus on problem loans intensified at all levels in the organization. As a result, we are more timely identifying problem loans. In the future, continuing these procedures should strengthen asset quality substantially. Further training of lending personnel is ongoing regarding proper risk grading of credits and identification of problem credits. Due to the minimal number of rating changes in more recent external loan reviews, indicating better risk identification for the loan portfolio, we are reducing the frequency of external loan reviews in 2015 from a semiannual basis to an annual basis.

5.	Enhanced loan concentration identification and new procedures for monitoring and managing concentrations have been implemented. Loan concentration targets were established and efforts were made to reduce higher risk concentrations. In particular, construction and development loans and commercial real estate loans have been reduced to acceptable levels as determined by the new policies.

6.	To strengthen management of credit quality and loan production, we added a new Chief Credit Officer, Stephen Trescot, in the first quarter of 2011 who brought vast credit administration experience to our management team. Sharon Borich, our former Chief Credit Officer, assumed the role of Senior Lending Officer with oversight of loan production and business development which is her area of expertise. Ms. Borich is currently on a leave of absence and Tammy Herron, who in March 2015 was appointed as Interim Senior Vice President & Senior Commercial Loan Officer, has assumed Ms. Borich’s commercial lending duties during her leave. On February 28, 2014, Stephen Trescot retired as Executive Vice President and Chief Credit Officer of the Bank. Karen Wimmer was appointed as Executive Vice President and Chief Credit Officer of the Bank effective March 1, 2014. Ms. Wimmer previously served as Senior Vice President and Senior Credit Officer of the Bank since the fourth quarter of 2012 in which she reported directly to Mr. Trescot. Ms. Wimmer has a total of 27 years of banking experience.

In addition to new lending policies and procedures, the management of all real estate development projects and draws has been centralized. We have segregated the duties of lenders for greater specialization of commercial and retail lending responsibilities. As a result we have formed a Commercial Loan division that is supervised by the Senior Vice President and Senior Lending Officer. The retail lending responsibilities is supervised by Andy Mullins, First Senior Vice President and Senior Retail Banking Officer. The retail loans are primarily the responsibility of branch personnel who report to branch managers and respective area managers.

The credit analysis function has been restructured and is a part of credit administration. The credit analysis function is led by a Vice President/Senior Analyst, who supervises two analysts, of which, one analyst is a Certified Public Accountant. The function reports directly to the Executive Vice President and Chief Credit Officer and is responsible for analyzing new and renewed loan relationships of $250 thousand or more prior to approval and conducting annual financial reviews of loan relationships of $500 thousand or more.

The appraisal review function consists of two, a Vice President, who is an experienced licensed appraiser and an administrative assistant. This function also reports directly to the Chief Credit Officer. The appraisal review function reviews the quality of appraisals on behalf of the Bank by reviewing the methods, assumptions, and value conclusions of internal and external appraisals. In addition, this data is used to determine whether an external appraiser should be utilized for future work.

7.	We retained an independent third party to perform loan reviews on a quarterly basis in 2010 and 2011 and engaged them to perform this function in June 2012 and December 2012. We engaged them to perform this function in June 2013, December 2013, June 2014 and December 2014. For 2015, we engaged them to perform this function in June 2015. The third party loan review company has also conducted two loan portfolio stress tests for the Bank to obtain a better understanding of potential loan losses over a two year period. In 2013 and 2014, we conducted our own loan portfolio stress test. For 2015 our third party loan review company will be performing our loan stress test.

8.	To support the focus on problem credit management the Bank, in March 2011, formed a Special Assets department which reports to the Chief Credit Officer. Presently, the department has one workout specialist/Vice President, one OREO Associate managing other real estate owned properties, a collections supervisor/Vice President, and one support personnel, exclusive of legal department staff. Substantially all the credits in the Bank which are risk rated Substandard or worse are assigned to this department once all efforts to return the credit to a satisfactory rating have been exhausted. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, and relevant watch list credits. Also as a functioning part of this department is the Bank’s legal department, which in July 2015 was reorganized as the Loss Mitigation Department. This department consists of three personnel, which is managed by a Loss Mitigation Manager/Vice President who reports to the Chief Credit Officer. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates on all problem credits in excess of $1.0 million. A quarterly management watch list committee has been established to actively manage and monitor these credits. During 2014 an experienced real estate broker was employed under an independent contract basis to facilitate the Bank’s need to substantially reduce its OREO portfolio. The consultant/broker individually reviewed each OREO property for possible pricing reductions or potential marketing opportunities to allow for an accelerated sale process. Effective March 2015, the OREO consultant’s contract was cancelled.

9.	A new allowance for loan loss model was implemented and reviewed independently during 2010. The Board has approved a new allowance for loan loss policy. The primary responsibility of the maintenance of the allowance for loan loss model and credit reporting resides with a designated employee. The allowance for loan loss and the methodology supporting the results are approved quarterly by the Audit Committee of the Board of Directors, and ratified by the Board.

10.	We have significantly increased our asset-based liquidity sources starting in 2010, to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have a newly reinstated $3.0 million unsecured federal funds lines of credit in the second quarter of 2015, and we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations. Our investment portfolio also serves as a valuable source of liquidity. The investment portfolio has grown to $107.7 million at June 30, 2015 from $4.7 million at December 31, 2010.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances pursuant to the Written Agreement. The Written Agreement prohibits the payment of interest on the trust preferred securities without prior regulatory approval. As a result, interest on trust preferred securities issued by the Company had been deferred until such restriction was removed. This deferral was for a period of 60 months, and was set to expire on January 7, 2015. In the fourth quarter of 2014, the Company requested and received regulatory approval to pay the cumulative deferred interest on the trust preferred securities due on January 7, 2015 totaling $2.5 million, which the Company paid on December 10, 2014. As a result of this payment there were no interest payments in arrears on the trust preferred securities as of December 31, 2014.

At this time the Company is not deferring the payment of the interest on the trust preferred securities; however, as discussed above, regulatory approval is needed to pay the quarterly interest payments. In March 2015 the

Company requested and received regulatory approval to pay the $107 thousand in interest on the trust preferred securities due on April 7, 2015, which the Company paid on April 3, 2015. In June 2015 the Company requested and received regulatory approval to pay the $109 thousand in interest on the trust preferred securities due on July 7, 2015, which the Company paid on July 2, 2015. Future payments still require regulatory approval and failure to obtain this approval could cause a default in the trust preferred securities by the Company; however, the Company has the option to re-enter another 60 month deferral of the interest on the trust preferred securities to prevent an event of default unless the regulators prohibit the deferral.

12.	Anti-money laundering and bank secrecy act programs and training have been enhanced.

Overview

The Company had net income for the quarter ended June 30, 2015 of $462 thousand, or basic net income per share of $0.02, as compared to a net loss of $157 thousand, or basic net loss per share of $0.01, for the quarter ended June 30, 2014. This is an improvement of $619 thousand, or $0.03 per share. The improvement was mainly driven by reductions of $45 thousand in expenses related to other real estate owned and repossessed assets, $293 thousand in salaries and employee benefits, and $155 thousand in FDIC insurance premiums. The expense reductions were partially offset by a decline in net interest income of $46 thousand in the second quarter of 2015 versus the second quarter of 2014. The Company had net income for the six months ending June 30, 2015 of $1.1 million, or basic net income per share of $0.05, as compared to the six months ending June 30, 2014 whereby the Company had a net loss of $229 thousand, or $0.01 basic loss per share. This is an improvement of $1.3 million, or $0.06 per share.

Highlights from the second quarter of 2015 include:

•	A reduction of $504 thousand, or 7.02%, in noninterest expenses when compared to the second quarter of 2014;

•	No provision for loan losses taken in the second quarter;

•	Received regulatory approval to make the second quarter interest payments on trust preferred securities;

•	A reduction in nonaccrual loans of $3.7 million, or 17.88% during the quarter, resulting in a year to date thru June 30, 2015 reduction of $4.9 million, or 22.16%;

•	Net charge offs of $226 thousand for the three-months ended June 30, 2015, which is an improvement of $736 thousand, or 76.51%, versus net charges offs of $962 thousand reported for the first quarter of 2015;

•	A decrease of $15.5 million, or 5.32%, in higher-costing time deposits during the quarter;

•	Strong net interest margin of 3.86% for the quarter; and

•	The Bank is considered well-capitalized under regulatory standards.

In the second quarter of 2015, our net interest margin was 3.86%, as compared to 3.70% for the same period in 2014, while on a linked-quarter basis, the net interest margin improved 12 basis points from 3.74%. Net interest income during the second quarters of 2015 and 2014 was $5.6 million, respectively. Net interest income year-to-date for June 30, 2015 was $11.0 million, which was a slight decline of $379 thousand, or 3.33% when compared to the same period in 2014. The decreases in net interest income of $46 thousand, or 0.81%, during the second quarter of 2015 and $379 thousand, or 3.33%, for the first six-months ending June 30, 2015, as compared to the same periods in 2014, are primarily related to a decline in average loans, continued high level of nonaccrual loans, and newer loans being booked at lower interest rates. Somewhat offsetting the decline in interest income from loans was increased income from our securities portfolio. Interest from investment securities increased $75 thousand, or 21.55% for the quarter ended June 30, 2015 and $159 thousand, or 23.04%, for the six-months ended June 30, 2015. Also aiding in offsetting the decline in interest income from loans was the interest paid on deposits. Interest expense on deposits declined $193 thousand and $373 thousand, for the three-and-six months ended June 30, 2015, respectively, when comparing it to the same periods in 2014. The main driver in the decline in interest expense on deposits is the 6.53%, or $40.3 million, decline in deposits when comparing the balances at June 30, 2015 and 2014, respectively.

Total assets decreased $8.3 million, or 1.28%, to $642.8 million at June 30, 2015 from $651.1 million at December 31, 2014. The main driver in the decline was a decrease of $13.7 in loans, offset by an increase in investment securities of $7.6 million.

Total loans decreased $13.7 million, or 3.01%, to $443.8 million at June 30, 2015 as compared to $457.5 million at December 31, 2014. This decrease is the result of a deliberate strategy to preserve/improve the Company’s capital ratios as well as low loan demand, charge offs of $1.5 million in the first six months of 2015, aggressive resolution of problem loans through collection efforts, tighter underwriting guidelines, and intense competition from other lenders in our footprint. We anticipate some further declines over the first few months of the third quarter of 2015 as we continue our efforts to decrease substandard and nonperforming loans. However, we are beginning to turn our strategy from capital preservation to conservatively growing the loan portfolio as we refocus our efforts away from complying with the Written Agreement to enhancing shareholder value. As a start to our refocus on loan growth, we started two retail lending campaigns in the first and second quarter of 2015 and are starting to pursue commercial banking relationships in 2015.

Regarding asset quality, we continue to make significant progress in reducing the levels of non-performing assets. However, as asset quality is improving, the level of nonperforming assets remains high as a result of the prolonged deteriorated residential and commercial real estate markets, as well as the sluggish economy. Loans rated substandard decreased $4.1 million, or 14.84%, to $23.4 million at June 30, 2015 from $27.5 million at December 31, 2014. The ratio of nonperforming assets to total assets lowered to 5.03% at June 30, 2015 as compared to 5.67% at December 31, 2014. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $32.4 million at June 30, 2015 from $36.9 million at December 31, 2014, a reduction of $4.5 million, or 12.34%. We continue undertaking extensive and more aggressive measures to work out these credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets. In the first six months of 2015, net charge offs were $1.2 million as compared to $1.5 million in the same period of 2014. Delinquencies also showed improvement in the first six months of 2015 as total past due loans decreased to $14.9 million at June 30, 2015 from $19.5 million at December 31, 2014, an improvement of $4.6 million, or 23.60%. Overall, we believe the asset quality is steadily improving.

Our allowance for loan losses at June 30, 2015 was $8.7 million, or 1.97% of total loans as compared to $9.9 million, or 2.17% of total loans at December 31, 2014. No provision for loan losses was recorded during first six months of 2015 and 2014. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary. Impaired loans decreased $2.6 million, or 11.33%, to $20.2 million with an estimated allowance of $1.8 million for potential losses at June 30, 2015 as compared to $22.8 million in impaired loans with an estimated allowance of $2.3 million at the end of 2014.

Total deposits decreased $8.6 million from $585.2 million at December 31, 2014 to $576.6 million at June 30, 2015. We have experienced a $15.5 million, or 5.42%, increase in non-maturity deposits. However, this increase is offset by time deposits decreasing by $24.1 million, or 8.02%, from $300.0 million at December 31, 2014 to $275.9 million at June 30, 2015. The shift from higher-costing time deposits to lower-costing non-maturity deposits represents a favorable repositioning of the Company’s deposit mix. We believe the continued decrease in time deposits is primarily the result of the prolonged low interest rate environment.

At June 30, 2015, the Company remains well-capitalized. The Tier 1 leverage ratio was 8.84% at June 30, 2015, compared to 8.07% at December 31, 2014. The Tier 1 risk based ratio was 15.23% at June 30, 2015, compared to 14.26% at December 31, 2014. The Total risked based capital ratio was 16.84% at June 30, 2015, compared to 15.98% at December 31, 2014.

At June 30, 2015, the Bank also remains well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at June 30, 2015 for the Bank: Tier 1 leverage ratio of 9.01%, Tier 1 risk based capital ratio of 15.52%, and Total risk based capital ratio of 16.79%. The ratios were as follows at December 31, 2014: Tier 1 leverage ratio of 8.19%, Tier 1 risk based capital ratio of 14.46%, and Total risk based capital ratio of 15.73%.

The ratios mentioned above for the Company and Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Company and Bank are now subject to a Common Equity Tier 1 ratio. As of June 30, 2015, the Common Equity Tier 1 ratio was 11.38% and 15.52% for the Company and Bank, respectively. The Common Equity Tier 1 ratio was not applicable for December 31, 2014.

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

Balance Sheet Changes

At June 30, 2015, total assets were $642.8 million, a decrease of $8.3 million, or 1.28%, from $651.1 million at December 31, 2014. Total deposits decreased $8.6 million, or 1.47%, for the first six months of 2015 to $576.6 million from $585.2 million at December 31, 2014. Total loans decreased $13.7 million, or 3.01%, to $443.8 million at June 30, 2015 from $457.5 million at December 31, 2014.

Total investments increased $7.6 million, or 7.67%, to $107.7 million at June 30, 2015 from $100.1 million at December 31, 2014. Interest bearing deposits with banks decreased $6.9 million, or 3.33%, in the first six months of 2015 to $14.0 million from $20.9 million at December 31, 2014. As deemed appropriate, we will continue to invest surplus overnight funds in investment securities to help increase interest income.

Total loans decreased to $443.8 million at June 30, 2015 from $457.5 million at year end 2014 primarily as the result of decreased loan demand, charge offs of $1.5 million for the first six months of 2015, foreclosures, and tighter underwriting guidelines. We anticipate the loan portfolio to continue to decrease as loan demand remains low. However, we plan to maintain and, if possible, grow the level of the loan portfolio. We remain committed to serving our customers. Our lending personnel continue to receive training to meet the needs of our customers and to develop new business with qualified borrowers that will ensure a stronger loan portfolio in the future.

Other real estate owned (“OREO”) increased $289 thousand to $15.3 million at June 30, 2015 from $15.0 million at December 31, 2014. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first six months of 2015, we acquired $1.9 million in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $908 thousand of our properties with gains of $15 thousand realized as a result of the sales. We also recorded writedowns on other real estate owned properties in the amount of $639 thousand for the first six months of 2015 resulting from current valuations and estimated liquidation discounts relative to market conditions. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. However, we are taking an aggressive approach toward liquidating properties to reduce our level of foreclosed properties. We do have lease agreements on certain other real estate owned properties which are generating rental income at market rates.

Noninterest bearing deposits grew 4.88%, or $7.0 million, from $144.0 million at December 31, 2014 to $151.0 million at June 30, 2015. Overall, we continue to maintain and grow core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. We experienced an increase of $934 thousand, or 3.16%, in interest-bearing demand deposits during the first six months of 2015.

Savings deposits have grown during the first six months of 2015 by $7.5 million and a decrease in time deposits of $24.1 million occurred during the same time frame. The decrease in time deposits, our highest cost deposit funding source, is attributed to our plan to decrease higher cost deposits in order to improve earnings and increase capital ratios. This is the result of decreased interest rates offered in this prolonged low interest rate environment.

We expect to continue to increase our demand and savings deposits as we further optimize our branch network and develop our customer relationships. We believe there are opportunities for this segment of deposit growth in various markets that we serve. We also expect to continue to lose higher-cost deposits in the near future as some longer-term time deposits mature in the future and will reprice most likely at much lower interest rates.

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income, slightly decreased $46 thousand, or 0.81%, to $5.6 million for the second quarter of 2015 from $5.6 million for the same period in 2015. For the first six months of 2015, net interest income has decreased $379 thousand, or 3.33%, from $11.4 million for the six months ending June 30, 2014 to $11.0 million for the same period of June 30, 2015. The decrease in net interest income is primarily related to a decreased loan portfolio, continued high level of nonaccrual loans and new and renewed loans being booked at lower interest rates. Our interest expense has decreased, partially offsetting the decline in loan interest income; however, this decrease has been at a slower pace than the decrease in interest income.

Loan interest income decreased $315 thousand, or 5.05%, from $6.2 million for the second quarter of 2014 to $5.9 million for the second quarter of 2015. Loan interest income for the first six months of 2015 decreased $922 thousand, or 7.30%, from $12.6 million as of June 30, 2014 to $11.7 million as of June 30, 2015. With new commercial and agricultural lenders added during 2014, we believe new increased volume will help offset the declining outstanding loan balances. Our goal is to maintain current loan levels of the performing loan portfolio for the near future and then grow the portfolio in the longer term.

Nonaccrual loans have decreased to $17.0 million at June 30, 2015 from $21.9 million at December 31, 2014. Although the nonaccrual loans are trending downward, the continued high volume of nonaccrual loans negatively affects interest income. With regard to recognition of interest income on impaired loans, interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on nonaccrual status. If the impaired loan is not on nonaccrual status, then the interest income on the loan is computed using the effective interest method. If there is serious doubt about the collectability of an impaired loan, it is the Bank’s policy to stop accruing interest on a loan and classify that loan as nonaccrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and prospects for future contractual payments are reasonably assured.

We continue to manage our yields on assets and our costs of funds to improve net interest income. As mentioned earlier, our loan portfolio has decreased and as a result the interest income generated by these loans has been redeployed into investment securities or interest-bearing deposits with banks, which are generally lower yielding assets. Investment interest income has grown for the second quarter of 2015 to $423 thousand from $348 thousand for the second quarter of 2014. For the first six months, interest income from investments increased 23.04%, or $159 thousand, from $690 thousand as of June 30, 2014 to $849 thousand as of June 30, 2015. We anticipate investment interest income to continue to increase in the future as the investment portfolio continues to grow. Although this area of interest income increases, it is at a much lower yield that loan interest income and will not offset the lost loan interest income resulting from a shrinking loan portfolio and high levels of nonaccrual loans.

Interest expense decreased $209 thousand, or 20.49%, from $1.0 million for the quarter ending June 30, 2014 to $811 thousand for the same quarter of 2015 as a result of time deposits re-pricing at lower interest rates at maturity, as well as a favorable shift in the deposit mix whereby our higher-cost time deposits were replaced with lower-cost deposit products. Interest expense for the first six months declined $410 thousand, or 19.74%, to $1.7 million as of June 30, 2015 as compared to $2.1 million as of June 30, 2014.

Noninterest Income

Noninterest income for the second quarter of 2015 was $1.5 million, which is an increase of $165 thousand when compared to the $1.4 million for the same period in 2014. We had an increase in fees, commission and other income of $118 thousand which was largely due to a $40 increase in ATM income, a $66 thousand gain on the sale of assets, and a $16 thousand increase in OREO rental income. We had an increase of $35 thousand in insurance and investment fees due to our efforts to increase noninterest income from the financial services division of the Bank and the Bank’s subsidiary, NPB Insurance Services, Inc., a full-service insurance agency, which began operations in the first quarter of 2013. Year-to-date June 30, 2015, noninterest income increased to $3.0 million from $2.9 million in 2014.

Noninterest Expense

Noninterest expense decreased $504 thousand, or 7.02%, to $6.7 million for the second quarter 2015 as compared to $7.2 million for the second quarter of 2014. Noninterest expense decreased $1.6 million, or 11.21%, for the first six months of 2015 from $14.5 million as of June 30, 2014 to $12.9 million as of June 30, 2015.

Salaries and employee benefits decreased $293 thousand, or 9.23% in the quarter-to-quarter comparison from $3.2 million at June 30, 2014 to $2.9 million for the same period in 2015. For the six-months ending June 30, 2015, salaries and employee benefits decreased $585 thousand, or 9.13%, to $5.8 million as compared to $6.4 million for the same period in 2014. These decreases were was mainly due to management’s decision to close four lower-performing branches in October 2014 which resulted in staff reductions during 2014 and attrition. Total full time equivalent employees have decreased to 244 at June 30, 2015 from 269 at June 30, 2014, a reduction of 25, or 9.29%.

Occupancy and equipment expenses decreased $38 thousand from $958 thousand for the second quarter of 2014 to $920 thousand for the second quarter of 2015. Advertising expense decreased $49 thousand in the quarter to quarter comparison. Data processing and telecommunication expenses decreased $41 thousand quarter to quarter mainly due to a change in outsourced statements processing.

For the first six months of 2015, FDIC assessment expense decreased $311 thousand, or 41.47%, from $750 thousand as of June 30, 2014 to $439 thousand as of June 30, 2015. This is partly due to the reduction of average assets from June 30, 2014 to June 30, 2015.

Other real estate owned and repossessed asset expenses decreased $462 thousand, or 30.24%, to $1.1 million for the first six months of 2015 as compared to $1.5 million for the same period in 2014. As management is increasing its efforts to dispose of properties held for an extended period of time, we realized additional writedowns in both the second quarters of 2015 and 2014. Writedowns on other real estate owned decreased $291 thousand from $930 thousand during the first six months of 2014 to $639 thousand. In the first six months of 2015 we had a net gain on the sale of other real estate owned property of $15 thousand compared to a net loss of $117 thousand during the same period in 2014. OREO increased in the first six months of 2015 to $15.3 million at June 30, 2015 from $15.0 million at December 31, 2014. We anticipate the levels to decrease as we are taking a more aggressive approach toward liquidating properties to reduce our level of foreclosed properties; however, we cannot guarantee that this will happen as we continue to resolve problem loans that may end up in foreclosed properties in the future.

Our efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 93.53% for the second quarter of 2015 as compared to 102.29% for the same period in 2014 and 92.23% for the first six months of 2015 as compared to 101.64% for the same period in 2014. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity.

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

The allowance for loan losses decreased to $8.7 million at June 30, 2015 as compared to $9.9 million at December 31, 2014. The allowance for loan losses at June 30, 2015 was approximately 1.97% of total loans as compared to 2.17% at December 31, 2014 and 2.45% at June 30, 2014. Net loans charged off for the first six months of 2015 were $1.2 million, or 0.53% of average loans, and $1.5 million, or 0.62% of average loans, for the first six months of 2014. No provision for loan losses was made during the first six months of 2015 and 2014.

We have experienced a decrease in loan delinquencies and a decrease in nonaccrual loans during the first six months of 2015. Loans delinquent greater than 90 days and still accruing interest and loans in non-accrual status generally present higher risks of default and loss. At June 30, 2015, there were 153 loans in non-accrual status totaling $17.0 million, or 3.83% of total loans. At December 31, 2014, there were 165 loans in non-accrual status totaling $21.9 million, or 4.78% of total loans. The amounts of interest that would have been recognized on these loans were $238 thousand and $273 thousand for the six months ended June 30, 2015 and 2014, respectively. There were no loans past due 90 days or greater and still accruing interest at June 30, 2015 and December 31, 2014. There were $9.7 million in loans classified as troubled debt restructurings as of June 30, 2015 as compared to $10.0 million in loans classified as troubled debt restructurings as of December 31, 2014. Of the loans classified as troubled debt restructurings at June 30, 2015, $4.4 million were in non-accrual status, compared to $5.7 million at December 31, 2014.

A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. With the exception of real estate development type properties which have experienced more deterioration in market values, the local residential and commercial real estate market values have shown some deterioration but are now relatively stable. It is uncertain as to when or if local real estate values will be more significantly impacted. We do not believe that there will be a severely negative effect in our market area, but because of the uncertainty we deem it prudent to assign more of the allowance to these types of loans. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible as the coal mining and natural gas industry have been negatively affected in the past couple of years due to the increase in natural gas supplies from “fracking”, layoffs and environmental legislation. We continually monitor these industries. In August 2015, a local major coal company, filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. This company has had various layoffs in the recent years inside and outside our market area. We believe although this company has filed bankruptcy, this event is the result of the deteriorated coal industry in which we have been dealing with for an extended period of time. This event may cause further deterioration within certain segments of our market but we do not believe it will create a major impact to our overall market and loan portfolio. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Commercial loans are initially risk rated by the originating loan officer. If deteriorations in the financial condition of the borrower and the capacity to repay the debt occur, along with other factors, the loan may be downgraded. This is to be determined by the loan officer. Guidance for the evaluation is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss. For the year 2013, we engaged a third party loan review firm to conduct semiannual loan reviews and engaged them to perform this function in 2014 on a semiannual basis. In 2015, we engaged them to perform this function on an annual basis and our most recent loan review was conducted in June 2015. Upon their review, loan risk ratings may change from the rating assigned by the respective lender. We have experienced minimal rating changes in more recent reviews indicating better risk identification for the loan portfolio in light of the experience from the severe recession.

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

All loans classified as substandard, doubtful or loss are individually reviewed for impairment. In determining impairment, collateral for loans classified as substandard, doubtful and loss is reviewed to determine if the collateral is sufficient for each of these credits, generally through the review of the appraisal. If the appraisal is current, less than twelve months old, and has been reviewed, and if no negative information regarding the appraised value is obtained, the value is accepted, and impairment, if required is made. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable. If this review determines that the appraisal is not reasonable, then a new appraisal is ordered, in most cases. Impaired loans decreased to $20.2 million with $6.3 million requiring a valuation allowance of $1.8 million at June 30, 2015 as compared to $22.8 million with $8.7 million requiring a valuation allowance of $2.3 million at December 31, 2014. Of the $20.2 million recorded as impaired loans, $10.1 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Management is aggressively working to reduce the impaired credits at minimal loss.

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

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $5.1 million existed at June 30, 2015 as compared to a net deferred tax asset of $5.0 million at December 31, 2014. At June 30, 2015 we had a valuation allowance of $6.1 million as compared to a valuation allowance of $6.4 million at December 31, 2014. During the first six months of 2015 we reversed $333 thousand of our deferred tax valuation allowance. Management reviewed the deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that no additional deferred tax asset valuation allowance was required. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $6.1 million allowance, would be realizable. As of June 30, 2015, the Company had $17.4 million of net operating loss carryforwards which will expire in 2031 thru 2035. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Our total capital at the end of the second quarter 2015 was $43.7 million compared to $42.9 million at December 31, 2014. The increase was $885 thousand, or 2.07%. The Bank and the Company were both well capitalized as of June 30, 2015, as defined by the regulatory capital guidelines. New Peoples equity as a percentage of total assets was 6.80% at June 30, 2015 compared to 6.58% at December 31, 2014. The book value per common share was $1.91 at June 30, 2015 compared to $1.87 at December 31, 2014.

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

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $124.5 million at June 30, 2015, up from $118.1 million at December 31, 2014. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2015.

At June 30, 2015, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $92.3 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Our investment portfolio was $107.7 million at June 30, 2015 and $100.1 million at December 31, 2014. Our strategy is to manage the portfolio with future purchases that reduce price risk in a rising interest rate environment and shorten the duration of these securities to be able to invest in higher yielding loans and investments when interest rates do rise again unless and until interest rates rise again, however, this strategy reduces investment income.

Our loan-to-deposit ratio was 76.96% at June 30, 2015 and 78.19% at December 31, 2014. We anticipate this ratio to remain at or below 80% in the near future as loan demand remains low.

Available third party sources of liquidity remain intact at June 30, 2015 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. In May 2015, we received notification that a $3.0 million unsecured fed funds line of credit facility with a correspondent bank had been reinstated, which gives us an additional source of liquidity.

At June 30, 2015, we had borrowings from the Federal Home Loan Bank totaling $3.6 million as compared to $4.2 million at December 31, 2014. None are overnight and subject to daily interest rate changes. The borrowings have a maturity date in the year 2018, but reduce in principal amounts monthly or quarterly. The decrease of $600 thousand was due to regularly scheduled principal payments. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $3.0 million in 2010 and $7.0 million in 2013 to the Treasury Board of Virginia for collateral on public funds. An additional $102.4 million was available on June 30, 2015 on the $116.0 million line of credit, which is secured by a blanket lien on our residential real estate loans.

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

Concerning the Company’s liquidity, we have $895 thousand in cash as of June 30, 2015. These funds will be used to pay operating expenses, trust preferred interest payments (upon regulatory approval), and provide additional capital injections to the Bank, if needed.

The Written Agreement prohibits the payment of interest on the trust preferred securities without prior regulatory approval. In June 2015 the Company requested and received regulatory approval to pay the $109 thousand in interest on the trust preferred securities due on July 7, 2015, which the Company paid on July 2, 2015. Future payments still require regulatory approval and failure to obtain this approval could cause a default in the trust preferred securities by the Company; however, the Company has the option to re-enter another 60 month deferral of the interest on the trust preferred securities to prevent an event of default unless the regulators prohibit the deferral.

During the capital raise in 2012, common stock warrants were issued to investors. The warrants are immediately exercisable through December 2017 at a price of $1.75 per share. No warrants have been exercised during the first six months of 2015 and as a result the number of warrants exercised in prior years, the outstanding remains 1,357,781 at June 30, 2015. When, and if, these warrants are exercised, additional funds may be received by the Company, which provides potentially up to $2.4 million in additional liquidity and capital at the Company level. Additional contingent funding sources will be explored as available.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended June 30, 2015 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: August 14, 2015

By:	/s/ JOSEPH D. PENNINGTON
Joseph D. Pennington
Senior Vice President and Chief Financial Officer

Date: August 14, 2015

Index of Exhibits

No.	Description

2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).

3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).

4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).

10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).

10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials for the Company’s 10-Q Report for the quarterly period ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Denotes management contract.