Form 10-Q
period 2015-09-30
NEW PEOPLES BANKSHARES INC
filed 2015-11-16
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2015
Common Stock, $2.00 par value	23,337,540

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2015	2014
INTEREST AND DIVIDEND INCOME
Loans including fees	$17,595	$18,814
Federal funds sold	2	2
Interest-earning deposits with banks	73	122
Investments	1,306	1,056
Dividends on equity securities (restricted)	98	96

Total Interest and Dividend Income	19,074	20,090

INTEREST EXPENSE
Deposits
Demand	28	28
Savings	129	140
Time deposits below $100,000	1,062	1,415
Time deposits above $100,000	735	974
FHLB Advances	113	150
Trust Preferred Securities	328	349

Total Interest Expense	2,395	3,056

NET INTEREST INCOME	16,679	17,034

PROVISION FOR LOAN LOSSES	(1,200)	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,879	17,034

NONINTEREST INCOME
Service charges	1,667	1,638
Fees, commissions and other income	2,333	2,539
Insurance and investment fees	411	290
Net realized gains on sale of investment securities	35	3
Life insurance investment income	316	55

Total Noninterest Income	4,762	4,525

NONINTEREST EXPENSES
Salaries and employee benefits	8,816	9,610
Occupancy and equipment expense	2,767	2,908
Advertising and public relations	240	329
Data processing and telecommunications	1,552	1,672
FDIC insurance premiums	652	1,124
Other real estate owned and repossessed vehicles, net	1,398	1,930
Other operating expenses	3,822	3,831

Total Noninterest Expenses	19,247	21,404

INCOME BEFORE INCOME TAXES	3,394	155

INCOME TAX EXPENSE (BENEFIT)	17	(9)

NET INCOME	$3,377	$164

Income Per Share
Basic	$0.15	$0.01

Fully Diluted	$0.15	$0.01

Weighted Average Shares of Common Stock
Basic	22,878,654	21,872,293

Fully Diluted	22,878,654	21,872,293

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	2015	2014
INTEREST AND DIVIDEND INCOME
Loans including fees	$5,889	$6,186
Federal funds sold	—	1
Interest-earning deposits with banks	18	37
Investments	457	366
Dividends on equity securities (restricted)	32	33

Total Interest and Dividend Income	6,396	6,623

INTEREST EXPENSE
Deposits
Demand	10	9
Savings	44	42
Time deposits below $100,000	315	449
Time deposits above $100,000	213	312
FHLB Advances	35	47
Trust Preferred Securities	111	120

Total Interest Expense	728	979

NET INTEREST INCOME	5,668	5,644

PROVISION FOR LOAN LOSSES	(1,200)	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,868	5,644

NONINTEREST INCOME
Service charges	579	580
Fees, commissions and other income	796	905
Insurance and investment fees	155	107
Net realized gains on sale of investment securities	—	(1)
Life insurance investment income	247	19

Total Noninterest Income	1,777	1,610

NONINTEREST EXPENSES
Salaries and employee benefits	2,992	3,201
Occupancy and equipment expense	905	939
Advertising and public relations	111	91
Data processing and telecommunications	550	563
FDIC insurance premiums	213	374
Other real estate owned and repossessed vehicles, net	332	402
Other operating expenses	1,235	1,295

Total Noninterest Expenses	6,338	6,865

INCOME BEFORE INCOME TAXES	2,307	389

INCOME TAX EXPENSE (BENEFIT)	14	(4)

NET INCOME	$2,293	$393

Income Per Share
Basic	$0.10	$0.02

Fully Diluted	$0.10	$0.02

Weighted Average Shares of Common Stock
Basic	22,878,654	21,872,293

Fully Diluted	22,878,654	21,872,293

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

NET INCOME	$2,293	$393	$3,377	$164

Other comprehensive income:
Investment Securities Activity
Unrealized gains arising during the period	576	62	309	825
Tax related to unrealized gains	(196)	(21)	(105)	(280)
Reclassification of realized (gains) losses during the period	—	1	(35)	(3)
Tax related to realized (gains) losses	—	(1)	12	1

TOTAL OTHER COMPREHENSIVE INCOME	380	41	181	543

TOTAL COMPREHENSIVE INCOME	$2,673	$434	$3,558	$707

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$16,576	$14,622
Interest-bearing deposits with banks	17,783	20,933
Federal funds sold	—	5

Total Cash and Cash Equivalents	34,359	35,560

Investment securities available-for-sale	102,383	100,069

Loans receivable	438,538	457,549
Allowance for loan losses	(8,672)	(9,922)

Net Loans	429,866	447,627

Bank premises and equipment, net	28,406	28,766
Equity securities (restricted)	2,441	2,369
Other real estate owned	15,195	15,049
Accrued interest receivable	1,835	1,975
Life insurance investments	12,075	12,268
Deferred taxes, net	4,895	4,988
Other assets	2,303	2,413

Total Assets	$633,758	$651,084

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$143,194	$143,950
Interest-bearing	32,387	29,567
Savings deposits	122,830	111,701
Time deposits	266,212	299,974

Total Deposits	564,623	585,192

Federal Home Loan Bank advances	3,258	4,158
Accrued interest payable	301	266
Accrued expenses and other liabilities	2,671	2,121
Trust preferred securities	16,496	16,496

Total Liabilities	587,349	608,233

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 22,878,654 shares issued and outstanding	45,757	45,757
Common stock warrants	1,176	1,176
Additional paid-in-capital	13,672	13,672
Retained deficit	(14,308)	(17,685)
Accumulated other comprehensive income (loss)	112	(69)

Total Stockholders’ Equity	46,409	42,851

Total Liabilities and Stockholders’ Equity	$633,758	$651,084

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2013	21,872	$43,745	$2,050	$13,050	$(17,925)	$(960)	$39,960

Net income	—	—	—	—	164	—	164

Other comprehensive income, net of tax	—	—	—	—	—	543	543

Balance, September 30, 2014	21,872	$43,745	$2,050	$13,050	$(17,761)	$(417)	$40,667

Balance, December 31, 2014	22,878	$45,757	$1,176	$13,672	$(17,685)	$(69)	$42,851

Net income	—	—	—	—	3,377	—	3,377

Other comprehensive income, net of tax	—	—	—	—	—	181	181

Balance, September 30, 2015	22,878	$45,757	$1,176	$13,672	$(14,308)	$112	$46,409

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(IN THOUSANDS)

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,377	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,571	1,673
Provision for loan losses	(1,200)	—
Income on life insurance	(381)	(120)
Gain on sale of securities available-for-sale	(35)	(3)
Gain on sale of premises and equipment	(67)	(183)
(Gain) Loss on sale of foreclosed assets	(10)	183
Net write-down of carrying value of foreclosed real estate	784	957
Accretion of bond premiums/discounts	867	780
Amortization of core deposit intangible	—	8
Net change in:
Interest receivable	140	264
Other assets	110	118
Accrued interest payable	35	297
Accrued expenses and other liabilities	550	784

Net Cash Provided by Operating Activities	5,741	4,922

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	15,686	22,558
Proceeds from sale of loans	—	2,905
Purchase of securities available-for-sale	(25,202)	(43,534)
Proceeds from sale and maturities of securities available-for-sale	22,330	25,642
Sale of Federal Home Loan Bank stock	30	350
Purchase of Federal Reserve Bank stock	(37)	—
Purchase of CBB Financial Corp. stock	(65)	—
Payments for the purchase of premises and equipment	(1,325)	(1,426)
Payments for the purchase of other real estate owned	(5)	—
Proceeds from life insurance investment	1,793	—
Proceeds from sales of premises and equipment	181	553
Proceeds from insurance on other real estate owned	57	—
Proceeds from sales of other real estate owned	1,084	2,164

Net Cash Provided by Investing Activities	14,527	9,212

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to Federal Home Loan Bank	(900)	(900)
Net change in:
Demand deposits	2,064	8,547
Savings deposits	11,129	8,156
Time deposits	(33,762)	(32,853)

Net Cash Used in Financing Activities	(21,469)	(17,050)

Net decrease in cash and cash equivalents	(1,201)	(2,916)
Cash and Cash Equivalents, Beginning of Period	35,560	54,680

Cash and Cash Equivalents, End of Period	$34,359	$51,764

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$2,360	$2,759
Taxes	$—	$—

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$2,249	$2,224
Loans made to finance sale of foreclosed real estate	$193	$1,232

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (“The Company”) is a bank holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (“Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state-chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly-owned subsidiaries; NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing additional trust preferred securities. NPB Financial Services, Inc. was a subsidiary of the Company until January 1, 2009 when it became a subsidiary of the Bank. In June 2012 the name of NPB Financial Services, Inc. was changed to NPB Insurance Services, Inc. which operates solely as an insurance agency. NPB Web Services, Inc. is currently inactive.

NOTE 2	ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2015 and December 31, 2014, and the results of operations for the three and nine month periods ended September 30, 2015 and 2014. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine month periods ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

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

Effective July 29, 2010, the Company and the Bank entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”). At September 30, 2015, we believe we are compliant with the Written Agreement. All of the written plans required to date, as discussed in the following paragraphs, have been submitted on a timely basis.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined), and Common Equity Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes that, as of September 30, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2015 and December 31, 2014, respectively. The September 30, 2015 ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2015:
Total Capital to Risk Weighted Assets:
The Company	$66,762	17.83%	$29,961	8.0%	$	N/A	N/A
The Bank	66,326	17.71%	29,965	8.0%		37,456	10.0%
Tier 1 Capital to Risk Weighted Assets:
The Company	61,464	16.41%	22,471	6.0%		N/A	N/A
The Bank	61,595	16.44%	22,474	6.0%		29,965	8.0%
Tier 1 Capital to Average Assets:
The Company	61,464	9.64%	25,515	4.0%		N/A	N/A
The Bank	61,595	9.66%	25,512	4.0%		31,890	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
The Company	46,032	12.29%	16,853	4.5%		N/A	N/A
The Bank	61,595	16.44%	16,855	4.5%		24,346	6.5%

December 31, 2014:
Total Capital to Risk Weighted Assets:
The Company	$59,816	15.98%	$29,948	8.0%	$	N/A	N/A
The Bank	58,869	15.73%	29,938	8.0%		37,422	10.0%
Tier 1 Capital to Risk Weighted Assets:
The Company	53,379	14.26%	14,974	4.0%		N/A	N/A
The Bank	54,127	14.46%	14,969	4.0%		22,453	6.0%
Tier 1 Capital to Average Assets:
The Company	53,379	8.07%	26,453	4.0%		N/A	N/A
The Bank	54,127	8.19%	26,447	4.0%		33,058	5.0%

As of September 30, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

NOTE 5	INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

(Dollars are in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2015
U.S. Government Agencies	$41,639	$324	$155	$41,808
Taxable municipals	3,352	8	44	3,316
Corporate bonds	942	5	—	947
Mortgage backed securities	56,281	235	204	56,312

Total Securities AFS	$102,214	$572	$403	$102,383

December 31, 2014
U.S. Government Agencies	$43,985	$332	$247	$44,070
Taxable municipals	293	—	5	288
Corporate bonds	—	—	—	—
Mortgage backed securities	55,896	144	329	55,711

Total Securities AFS	$100,174	$476	$581	$100,069

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
U.S. Government Agencies	$8,808	$44	$8,134	$111	$16,942	$155
Taxable municipals	2,161	41	281	3	2,442	44
Corporate bonds	—	—	—	—	—	—
Mtg. backed securities	20,105	109	7,940	95	28,045	204

Total Securities AFS	$31,074	$194	$16,355	$209	$47,429	$403

December 31, 2014
U.S. Government Agencies	$7,408	$38	$12,965	$209	$20,373	$247
Taxable municipals	288	5	—	—	288	5
Mtg. backed securities	21,083	179	11,622	150	32,705	329

Total Securities AFS	$28,779	$222	$24,587	$359	$53,366	$581

At September 30, 2015, the available-for-sale portfolio included eighty eight investments for which the fair market value was less than amortized cost. At December 31, 2014, the available-for-sale portfolio included eighty four investments for which the fair market value was less than amortized cost. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had an other-than-temporary impairment.

The amortized cost and fair value of investment securities at September 30, 2015, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available-for-Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$116	$116	0.10%
Due after one year through five years	3,299	3,315	1.15%
Due after five years through ten years	12,854	12,855	1.66%
Due after ten years	85,945	86,097	1.91%

Total	$102,214	$102,383	1.85%

Investment securities with a carrying value of $14.7 million and $17.5 million at September 30, 2015 and December 31, 2014, were pledged as collateral to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. In August 2015, the Bank purchased stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.4 million and $2.4 million as of September 30, 2015 and December 31, 2014, respectively.

NOTE 6	LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	September 30, 2015	December 31, 2014
Real estate secured:
Commercial	$101,210	$108,062
Construction and land development	13,248	15,439
Residential 1-4 family	239,866	243,538
Multifamily	13,325	14,409
Farmland	21,970	25,252

Total real estate loans	389,619	406,700
Commercial	20,515	21,807
Agriculture	4,508	3,117
Consumer installment loans	23,831	25,828
All other loans	65	97

Total loans	$438,538	$457,549

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	September 30, 2015	December 31, 2014
Real estate secured:
Commercial	$5,083	$6,222
Construction and land development	611	332
Residential 1-4 family	8,053	8,589
Multifamily	433	118
Farmland	3,632	5,982

Total real estate loans	17,812	21,243
Commercial	7	554
Agriculture	14	18
Consumer installment loans	47	46
All other loans	—	—

Total loans receivable on nonaccrual status	$17,880	$21,861

Total interest income not recognized on nonaccrual loans for the nine months ended September 30, 2015 and 2014 was $486 thousand and $343 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of September 30, 2015 and December 31, 2014:

As of September 30, 2015 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$4,615	$102	$5,318	$6,840	$—
Construction and land development	13	1	11	11	—
Residential 1-4 family	3,623	140	3,694	3,806	—
Multifamily	543	5	433	474	—
Farmland	5,346	94	4,932	5,836	—
Commercial	333	—	—	—	—
Agriculture	44	3	36	36	—
Consumer installment loans	36	4	57	57	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	3,043	58	2,021	2,073	763
Construction and land development	394	—	400	655	224
Residential 1-4 family	2,294	84	2,155	2,355	194
Multifamily	28	—	—	—	—
Farmland	942	28	775	791	337
Commercial	83	3	71	71	26
Agriculture	26	1	21	21	21
Consumer installment loans	13	—	—	—	—
All other loans	—	—	—	—	—

Total	$21,376	$523	$19,924	$23,026	$1,565

As of December 31, 2014 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$9,628	$128	$3,986	$5,166	$—
Construction and land development	248	1	15	15	—
Residential 1-4 family	2,959	177	3,245	3,471	—
Multifamily	370	26	438	479	—
Farmland	5,383	114	5,767	6,801	—
Commercial	421	—	548	674	—
Agriculture	62	4	52	52	—
Consumer installment loans	12	1	15	15	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	6,338	132	4,517	4,905	1,482
Construction and land development	505	14	303	355	88
Residential 1-4 family	4,248	126	2,573	2,852	347
Multifamily	268	7	113	113	15
Farmland	2,573	59	1,104	1,116	343
Commercial	407	4	74	74	26
Agriculture	39	2	30	30	30
Consumer installment loans	10	—	—	—	—
All other loans	—	—	—	—	—

Total	$33,471	$795	$22,780	$26,118	$2,331

An age analysis of past due loans receivable was as follows:

As of September 30, 2015 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$1,104	$533	$2,759	$4,396	$96,814	$101,210	$—
Construction and land Development	45	17	225	287	12,961	13,248	—
Residential 1-4 family	5,396	2,733	1,906	10,035	229,831	239,866	—
Multifamily	48	—	320	368	12,957	13,325	—
Farmland	73	476	182	731	21,239	21,970	—

Total real estate loans	6,666	3,759	5,392	15,817	373,802	389,619	—
Commercial	42	—	7	49	20,466	20,515	—
Agriculture	36	—	—	36	4,472	4,508	—
Consumer installment Loans	121	2	22	145	23,686	23,831	—
All other loans	8	—	—	8	57	65	—

Total loans	$6,873	$3,761	$5,421	$16,055	$422,483	$438,538	$—

As of December 31, 2014 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$2,683	$74	$2,411	$5,168	$102,894	$108,062	$—
Construction and land development	94	335	12	441	14,998	15,439	—
Residential 1-4 family	7,885	1,728	2,346	11,959	231,579	243,538	—
Multifamily	320	—	—	320	14,089	14,409	—
Farmland	661	453	—	1,114	24,138	25,252	—

Total real estate loans	11,643	2,590	4,769	19,002	387,698	406,700	—
Commercial	64	15	162	241	21,566	21,807	—
Agriculture	—	4	—	4	3,113	3,117	—
Consumer installment Loans	153	19	21	193	25,635	25,828	—
All other loans	22	6	—	28	69	97	—

Total loans	$11,882	$2,634	$4,952	$19,468	$438,081	$457,549	$—

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of September 30, 2015 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$86,141	$8,756	$6,313	$—	$101,210
Construction and land development	10,621	2,051	576	—	13,248
Residential 1-4 family	227,054	2,608	10,204	—	239,866
Multifamily	12,628	190	507	—	13,325
Farmland	15,872	375	5,723	—	21,970

Total real estate loans	352,316	13,980	23,323	—	389,619
Commercial	16,723	3,587	205	—	20,515
Agriculture	4,471	—	37	—	4,508
Consumer installment loans	23,723	—	108	—	23,831
All other loans	65	—	—	—	65

Total	$397,298	$17,567	$23,673	$—	$438,538

As of December 31, 2014 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$92,515	$7,925	$7,622	$—	$108,062
Construction and land development	12,974	2,041	424	—	15,439
Residential 1-4 family	230,184	1,965	11,389	—	243,538
Multifamily	13,953	146	310	—	14,409
Farmland	18,159	270	6,823	—	25,252

Total real estate loans	367,785	12,347	26,568	—	406,700
Commercial	18,495	2,548	764	—	21,807
Agriculture	3,069	—	48	—	3,117
Consumer installment loans	25,719	—	109	—	25,828
All other loans	97	—	—	—	97

Total	$415,165	$14,895	$27,489	$—	$457,549

NOTE 7	ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended September 30, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of September 30, 2015 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$4,418	$(639)	$145	$—	$(734)	$3,190
Construction and land development	199	(114)	187	—	135	407
Residential 1-4 family	2,572	(532)	77	—	559	2,676
Multifamily	154	(384)	5	—	505	280
Farmland	913	(88)	212	—	(367)	670

Total real estate loans	8,256	(1,757)	626	—	98	7,223
Commercial	457	(85)	1,237	—	(1,250)	359
Agriculture	125	—	1	—	27	153
Consumer installment loans	171	(93)	21	—	54	153
All other loans	1	—	—	—	—	1
Unallocated	912	—	—	—	(129)	783

Total	$9,922	$(1,935)	$1,885	$—	$(1,200)	$8,672

	Allowance for Loan Losses			Recorded Investment in Loans
As of September 30, 2015 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$763	$2,427	$3,190	$7,339	$93,871	$101,210
Construction and land development	224	183	407	411	12,837	13,248
Residential 1-4 family	194	2,482	2,676	5,849	234,017	239,866
Multifamily	—	280	280	433	12,892	13,325
Farmland	337	333	670	5,707	16,263	21,970

Total real estate loans	1,518	5,705	7,223	19,739	369,880	389,619
Commercial	26	333	359	71	20,444	20,515
Agriculture	21	132	153	57	4,451	4,508
Consumer installment loans	—	153	153	57	23,774	23,831
All other loans	—	1	1	—	65	65
Unallocated	—	783	783	—	—	—

Total	$1,565	$7,107	$8,672	$19,924	$418,614	$438,538

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

At September 30, 2015 there were $9.9 million in loans that are classified as troubled debt restructurings compared to $10.0 million at December 31, 2014. The following table presents information related to loans modified as troubled debt restructurings during the nine and three months ended September 30, 2015 and 2014.

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	1	551	302	—	—	—
Residential 1-4 family	2	225	224	2	596	596
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	3	776	526	2	596	596
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—

Total	3	$776	$526	2	$596	$596

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	2	225	224	2	596	596
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total real estate loans	2	225	224	2	596	596
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—

Total	2	$225	$224	2	$596	$596

During the nine months ended September 30, 2015, the Company modified the terms of three loans for which the modification was considered to be a troubled debt restructuring. On two of the loans we modified the terms and lowered the interest rate. On one loan the interest rate was not modified; however, the maturity date was extended. During the nine months ended September 30, 2014, the Company modified two loans that were considered to be troubled debt restructurings. On the two loans we modified the terms and lowered the interest rate.

There were no loans modified as troubled debt restructurings that defaulted during the nine or three months ended September 30, 2015 and 2014, which were within twelve months of their modification date. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants are determined by the Treasury method. For the three and nine months ended September 30, 2015 and 2014, potential common shares of 1,539,877 and 2,630,086, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income	$2,293	$393	$3,377	$164
Weighted average shares outstanding	22,878,654	21,872,293	22,878,654	21,872,293
Dilutive shares for stock options and warrants	—	—	—	—

Weighted average dilutive shares outstanding	22,878,654	21,872,293	22,878,654	21,872,293

Basic income per share	$0.10	$0.02	$0.15	$0.01
Diluted income per share	$0.10	$0.02	$0.15	$0.01

NOTE 10	TRUST PREFERRED SECURITIES AND DEFERRAL OF INTEREST PAYMENTS:

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at September 30, 2015 of 2.06%.

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at September 30, 2015 of 2.89%.

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

At this time the Company is not deferring the payment of the interest on the trust preferred securities, however, as discussed above, regulatory approval is needed to pay the interest. In March 2015 the Company requested and received regulatory approval to pay the $107 thousand in interest on the trust preferred securities due on April 7, 2015, which the Company paid on April 3, 2015. In June 2015 the Company requested and received regulatory approval to pay the $109 thousand in interest on the trust preferred securities due on July 7, 2015, which the Company paid on July 2, 2015. In September 2015 the Company requested and received regulatory approval to pay the $111 thousand in interest on the trust preferred securities due on October 7, 2015, which the Company paid on October 5, 2015.

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

Investment Securities Available-for-Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $102.4 million and $100.1 million at September 30, 2015 and December 31, 2014, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired a specific reserve may be established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines whether or not the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or whether or not an appraised value does not include estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets. The aggregate carrying amounts of impaired loans carried at fair value were $18.4 million and $20.4 million at September 30, 2015 and December 31, 2014, respectively.

Foreclosed Assets – Foreclosed assets are recorded at fair value, less selling costs, upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party less an estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral if further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $15.2 million and $15.0 million at September 30, 2015 and December 31, 2014, respectively.

Assets and liabilities measured at fair value are as follows as of September 30, 2015 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available-for-sale investments
U.S. Government Agencies	$—	$41,808	$—
Taxable municipals	—	3,316	—
Corporate bonds	—	947
Mortgage backed securities	—	56,312	—

(On a non-recurring basis)
Other real estate owned	—	—	15,195
Impaired loans:
Real estate secured:
Commercial	—	—	6,576
Construction and land development	—	—	187
Residential 1-4 family	—	—	5,655
Multifamily	—	—	433
Farmland	—	—	5,370
Commercial	—	—	45
Agriculture	—	—	36
Consumer installment loans	—	—	57
All other loans	—	—	—

Total	$—	$102,383	$33,554

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at September 30, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$18,359	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$15,195	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of September 2015 and December 2014.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

September 30, 2015
Financial Instruments – Assets
Net Loans	$429,866	$432,560	$—	$414,201	$18,359

Financial Instruments – Liabilities
Time Deposits	266,212	266,394	—	266,394	—
FHLB Advances	3,258	3,258	—	3,258	—

December 31, 2014
Financial Instruments – Assets
Net Loans	$447,627	$451,225	$—	$430,776	$20,449

Financial Instruments – Liabilities
Time Deposits	299,974	301,309	—	301,309	—
FHLB Advances	4,158	4,158	—	4,158	—

NOTE 12	LIFE INSURANCE INVESTMENTS:

We have life insurance policies on the life of one key officer and three former key officers. The Bank is the beneficiary under each policy. The aggregate total cash surrender value of the policies was $12.1 million and $12.0 million at September 30, 2015 and December 31, 2014, respectively. The policies owned on current and former officers are separate account life insurance policies and the income is based on a short term investment portfolio managed by the insurance provider which should increase in earnings when and if interest rates increase in the future.

In addition, we owned a policy in which the Bank was the beneficiary which was acquired in 2010 as part of a settlement with a former borrower on several defaulted loans. This policy was a general account policy with a minimum earning rate and had a cash surrender value of $287 thousand at December 31, 2014. This policy was redeemed by the Bank in August 2015 after receiving notification of the death of the insured. As a result we received death benefits of $1.8 million that were applied as a recovery of $1.2 million on the defaulted loans, redemption of the cash surrender value of $357 thousand being carried on the policy at the time of redemption, and earnings on life insurance of $217 thousand.

NOTE 13	SUBEQUENT EVENTS:

During the month of October 2015, a member of the board of directors of the Company and his family exercised 233,886 common stock warrants at a price of $1.75 per share. During the month of November 2015, a member of the board of directors of the Company exercised 225,000 common stock warrants at a price of $1.75 per share. As a result of these exercises an additional $803 thousand of capital was raised at the Company. The additional liquidity provided by the funds will be used by the Company to pay its operating expenses and trust preferred interest payments (upon regulatory approval).

NOTE 14	RECENT ACCOUNTING DEVELOPMENTS:

The following is a summary of recent authoritative announcements:

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables topic of the Accounting Standards Codification (“ASC”). The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments became effective for the Company on January 1, 2015. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In June 2015, the FASB issued amendments to clarify the ASC, correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the ASC to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

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

Written Agreement Progress Report

At September 30, 2015, we have timely submitted each required plan by its respective deadline and believe we are compliant with the Agreement. We have worked with independent consultants to assist us in these efforts and the following actions have taken place:

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

In December 2014, President & CEO Mullins resigned from his position and from the Board of Directors. His successor, C. Todd Asbury, was promoted from Executive Vice President, Chief Financial Officer, Secretary and Treasurer to President and CEO of the Company and the Bank. Frank Sexton, Jr. who serves as the Company and Bank’s Executive Vice President and Chief Operating Officer was appointed as Interim Chief Financial Officer, Secretary and Treasurer.

In April 2015, Joseph D. Pennington was appointed as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company and the Bank. He had served as Senior Vice President and Financial Officer of the Company and Bank since joining in February 2015. Mr. Pennington, who is a certified public accountant, has over 15 years of community banking experience.

In conjunction with Mr. Pennington’s appointment, Mr. Sexton no longer serves as Interim Chief Financial Officer, Secretary and Treasurer of the Company and Bank. He will continue serving as the Company and Bank’s Executive Vice President and Chief Operating Officer where he has served since 2003.

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

During the month of October 2015, a member of the board of directors of the Company and his family exercised 233,886 common stock warrants at a price of $1.75 per share. During the month of November 2015, a member of the board of directors of the Company exercised 225,000 common stock warrants at a price of $1.75 per share. As a result of these exercises an additional $803 thousand of capital was raised at the Company. The additional liquidity provided by the funds will be used by the Company to pay its operating expenses and trust preferred interest payments (upon regulatory approval).

A total of 898,895 common stock warrants were outstanding as of November 13, 2015 with an exercise price of $1.75. Assuming all of these warrants are exercised before expiration, then an additional $1.6 million in capital would be provided.

4.	Loan policies have been revised; an online approval and underwriting system for loans has been implemented; underwriting, monitoring and management of credits and collections have been enhanced; and the focus on problem loans intensified at all levels in the organization. As a result, we are more timely identifying problem loans. In the future, continuing these procedures should strengthen asset quality substantially. Further training of lending personnel is ongoing regarding proper risk grading of credits and identification of problem credits. Due to the minimal number of rating changes in more recent external loan reviews, indicating better risk identification for the loan portfolio, we are reducing the frequency of external loan reviews in 2015 from a semiannual basis to an annual basis.

5.	Enhanced loan concentration identification and new procedures for monitoring and managing concentrations have been implemented. Loan concentration targets were established and efforts were made to reduce higher risk concentrations. In particular, construction and development loans and commercial real estate loans have been reduced to acceptable levels as determined by the new policies.

6.	To strengthen management of credit quality and loan production, we added a new Chief Credit Officer, Stephen Trescot, in the first quarter of 2011 who brought vast credit administration experience to our management team. Sharon Borich, our former Chief Credit Officer, assumed the role of Senior Lending Officer with oversight of loan production and business development which was her area of expertise. Ms. Borich took a leave of absence in March 2015, and Tammy Herron, was appointed as Interim Senior Vice President & Senior Commercial Loan Officer, and assumed Ms. Borich’s responsibilities. In August 2015, the Bank appointed J.W. Kiser as First Senior Vice President and Senior Commercial Banking Officer. In conjunction with Mr. Kiser’s appointment, Ms. Herron was relieved of her interim duties and resumed her duties as First Vice President and Commercial Loan Officer. On February 28, 2014, Stephen Trescot retired as Executive Vice President and Chief Credit Officer of the Bank. Karen Wimmer was appointed as Executive Vice President and Chief Credit Officer of the Bank effective March 1, 2014. Ms. Wimmer previously served as Senior Vice President and Senior Credit Officer of the Bank since the fourth quarter of 2012 in which she reported directly to Mr. Trescot. Ms. Wimmer has a total of 27 years of banking experience.

In addition to new lending policies and procedures, the management of all real estate development projects and draws has been centralized. We have segregated the duties of lenders for greater specialization of commercial and retail lending responsibilities. As a result we have formed a commercial loan division that is supervised by Mr. Kiser. The retail lending responsibilities is supervised by Andy Mullins, First Senior Vice President and Senior Retail Banking Officer. The retail loans are primarily the responsibility of branch personnel who report to branch managers and respective area managers.

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

The appraisal review function consists of a Vice President, who is an experienced licensed appraiser and an administrative assistant. This function also reports directly to the Chief Credit Officer. The appraisal review function reviews the quality of appraisals on behalf of the Bank by reviewing the methods, assumptions, and value conclusions of internal and external appraisals. In addition, this data is used to determine whether an external appraiser should be utilized for future work.

7.	We retained an independent third party to perform loan reviews on a quarterly basis in 2010 and 2011 and engaged them in 2012, 2013, and 2014 to perform this function semi-annually. In 2015, we engaged them to perform this function once annually, and the review was conducted in June 2015. From 2010 to 2012, the third party loan review company conducted two loan portfolio stress tests in order for the Bank to obtain a better understanding of potential loan losses. In 2013 and 2014, we conducted our own loan portfolio stress tests. For 2015 the Bank re-engaged the third party loan review company to perform a loan stress test, which was conducted in August 2015 utilizing June 30, 2015 data.

8.	To support the focus on problem credit management the Bank, in March 2011, formed a Special Assets department which reports to the Chief Credit Officer. Presently, the department has one workout specialist/Vice President, one OREO Associate managing other real estate owned properties, a collections supervisor/Vice President, and one support personnel, exclusive of legal department staff. Substantially all the credits in the Bank which are risk rated Substandard or worse are assigned to this department once all efforts to return the credit to a satisfactory rating have been exhausted. This department is organizationally structured to manage workout situations, collections, other real estate owned, nonperforming assets, and relevant watch list credits. Also as a functioning part of this department is the Bank’s legal department, which in July 2015 was reorganized as the Loss Mitigation Department. This department is managed by a Loss Mitigation Manager/Vice President who reports to the Chief Credit Officer. New reporting and monitoring is conducted monthly by this division. Material changes to Special Asset credits are reported to the Board at the time of occurrence and, quarterly, the Board receives written action plans and status updates on all problem credits in excess of $1.0 million. A quarterly management watch list committee has been established to actively manage and monitor these credits. During 2014 an experienced real estate broker was employed under an independent contract basis to facilitate the Bank’s need to substantially reduce its OREO portfolio. The consultant/broker individually reviewed each OREO property for possible pricing reductions or potential marketing opportunities to allow for an accelerated sale process. Effective March 2015, the OREO consultant’s contract was cancelled.

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

10.	We have significantly increased our asset-based liquidity sources starting in 2010, to meet financial obligations. A new liquidity risk management policy has been adopted and a revised contingency funding plan has been created. We have a newly reinstated $3.0 million unsecured federal funds lines of credit in the second quarter of 2015, and we have added an internet certificate of deposit funding source to increase contingent funding sources. We believe that we have adequate liquidity in normal and stressed situations. Our investment portfolio also serves as a valuable source of liquidity. The investment portfolio has grown to $102.4 million at September 30, 2015 from $4.7 million at December 31, 2010.

11.	In the fourth quarter of 2009, we ceased the declaration of dividends from the Bank to the Company. We also deferred interest payments on our trust preferred securities issuances pursuant to the Written Agreement. The Written Agreement prohibits the payment of interest on the trust preferred securities without prior regulatory approval. As a result, interest on trust preferred securities issued by the Company had been deferred until such restriction was removed. This deferral was for a period of 60 months, and was set to expire on January 7, 2015. In the fourth quarter of 2014, the Company requested and received regulatory approval to pay the cumulative deferred interest on the trust preferred securities due on January 7, 2015 totaling $2.5 million, which the Company paid on December 10, 2014. As a result of this payment there were no interest payments in arrears on the trust preferred securities as of December 31, 2014.

At this time the Company is not deferring the payment of the interest on the trust preferred securities; however, as discussed above, regulatory approval is needed to pay the quarterly interest payments. In March 2015 the Company requested and received regulatory approval to pay the $107 thousand in interest on the trust preferred securities due on April 7, 2015, which the Company paid on April 3, 2015. In June 2015 the Company requested and received regulatory approval to pay the $109 thousand in interest on the trust preferred securities due on July 7, 2015, which the Company paid on July 2, 2015. In September 2015 the Company requested and received regulatory approval to pay the $111 thousand in interest on the trust preferred securities due on October 7, 2015, which the Company paid on October 5, 2015. Future payments still require regulatory approval and failure to obtain this approval could cause a default in the trust preferred securities by the Company; however, the Company has the option to re-enter another 60 month deferral of the interest on the trust preferred securities to prevent an event of default unless the regulators prohibit the deferral.

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

Overview

The Company had net income for the quarter ended September 30, 2015 of $2.3 million, or basic net income per share of $0.10, as compared to a net income of $393 thousand, or basic net income per share of $0.02, for the quarter ended September 30, 2014. This is an improvement of $1.9 million, or $0.08 per share. The improvement was mainly driven by a negative provision for loan losses of $1.2 million and a reduction of noninterest expenses of $527 thousand. The Company had net income for the nine months ending September 30, 2015 of $3.4 million, or basic net income per share of $0.15, as compared to the nine months ending September 30, 2014 whereby the Company had net income of $164 thousand, or $0.01 basic income per share. This is an improvement of $3.2 million, or $0.14 per share.

Quarter-to-Date Results

Highlights from the third quarter of 2015 include:

•	A negative provision for loan losses of $1.2 million;

•	A reduction of $527 thousand, or 7.68%, in noninterest expenses when compared to the third quarter of 2014;

•	A reduction of $251 thousand, or 25.64%, in interest expense when compared to the third quarter of 2015;

•	Received regulatory approval to make the third quarter interest payments on trust preferred securities;

•	Net charge offs of $50 thousand for the nine-months ended September 30, 2015, which is an improvement of $2.6 million, or 98.10%, versus net charges offs of $2.6 million reported for the nine-months end September 30, 2014;

•	A decrease of $9.7 million, or 3.51%, in higher-costing time deposits during the quarter;

•	Strong net interest margin of 3.99% for the quarter;

•	An improvement in all regulatory capital ratios which exceeds “well capitalized” as defined by regulatory guidelines; and,

•	Book value per share of $2.03 as of September 30, 2015.

In the third quarter of 2015, our net interest margin was 3.99%, as compared to 3.73% for the same period in 2014, an improvement of 26 basis points, while on a linked-quarter basis, the net interest margin improved 13 basis points from 3.86%. Net interest income during the third quarters of 2015 and 2014 were $5.7 and $5.6 million, respectively.

The Company’s primary source of income, net interest income, increased $24 thousand, or 0.43%, to $5.7 million for the third quarter of 2015 from $5.6 million for the same period in 2014. Loan interest income decreased $297 thousand, or 4.80%, from $6.2 million for the third quarter of 2014 to $5.9 million for the third quarter of 2015. Investment interest income has grown for the third quarter of 2015 to $457 thousand from $366 thousand for the third quarter of 2014. Interest expense decreased $251 thousand, or 25.64%, from $1.0 million for the quarter ending September 30, 2014 to $728 thousand for the same quarter of 2015 as a result of time deposits re-pricing at lower interest rates at maturity, as well as a favorable shift in the deposit mix whereby our higher-cost time deposits were replaced with lower-cost deposit products.

Noninterest income for the third quarter of 2015 was $1.8 million, which is an increase of $167 thousand when compared to the $1.6 million for the same period in 2014. This increase was primarily due to the $217 thousand in life insurance earnings we received in August 2015 as the result of the death benefits we received on the life insurance policy that the Bank was the beneficiary on, that was acquire in 2010 as part of a settlement with a former borrower on several defaulted loans.

Noninterest expense decreased $527 thousand, or 7.68%, to $6.3 million for the third quarter 2015 as compared to $6.9 million for the third quarter of 2014. Salaries and employee benefits decreased $209 thousand, or 6.53% in the quarter-to-quarter comparison from $3.2 million at September 30, 2014 to $3.0 million for the same period in 2015. This decrease was mainly due to management’s decision to close four lower-performing branches in October 2014 which resulted in staff reductions during 2014 and attrition. Occupancy and equipment expenses decreased $34 thousand from $939 thousand for the third quarter of 2014 to $905 thousand for the third quarter of 2015. Advertising expense increased $20 thousand in the quarter to quarter comparison. Data processing and telecommunication expenses decreased $13 thousand quarter to quarter mainly due to a change in outsourced statements processing.

Year-to-Date Results

Net interest income year-to-date for September 30, 2015 was $16.7 million, which was a slight decline of $355 thousand, or 2.08% when compared to the same period in 2014. Loan interest income for the first nine months of 2015 decreased $1.2 million, or 6.48%, from $18.8 million as of September 30, 2014 to $17.6 million as of September 30, 2015.

This decrease is primarily related to a decline in average loans, continued high level of nonaccrual loans, and newer loans being booked at lower interest rates. Somewhat offsetting the decline in interest income from loans was increased income from our securities portfolio. Interest from investment securities increased $250 thousand, or 23.67%, for the nine-months ended September 30, 2015. Also aiding in offsetting the decline in interest income from loans was the interest paid on deposits. Interest expense on deposits declined $640 thousand, for the nine-months ended September 30, 2015, when comparing it to the same period in 2014. The main driver in the decline in interest expense on deposits is the 6.34%, or $38.2 million, decline in deposits when comparing the balances at September 30, 2015 and 2014, respectively. Also aiding in the decline in deposit expense is the favorable shift in the deposit mix of higher-costing time deposits to lower-costing non-time deposits. Total interest expense for the first nine months declined $661 thousand, or 21.63%, to $2.4 million as of September 30, 2015 as compared to $3.1 million as of September 30, 2014.

Year-to-date September 30, 2015, noninterest income increased to $4.8 million from $4.5 million in 2014.

Noninterest expense decreased $2.2 million, or 10.08%, for the first nine months of 2015 from $21.4 million as of September 30, 2014 to $19.2 million as of September 30, 2015. For the nine-months ending September 30, 2015, salaries and employee benefits decreased $794 thousand, or 8.26%, to $8.8 million as compared to $9.6 million for the same period in 2014. This decrease was mainly due to management’s decision to close four lower-performing branches in October 2014 which resulted in staff reductions during 2014 and attrition. Total full time equivalent employees have decreased to 247 at September 30, 2015 from 265 at September 30, 2014, a reduction of 18, or 6.79%. For the first nine months of 2015, FDIC assessment expense decreased $472 thousand, or 41.99%, from $1.1 million as of September 30, 2014 to $652 thousand as of September 30, 2015. The reduction of average assets from September 30, 2014 to September 30, 2015 is a contributing factor to the FDIC assessment decrease. Other real estate owned and repossessed asset expenses decreased $532 thousand, or 27.56%, to $1.4 million for the first nine months of 2015 as compared to $1.9 million for the same period in 2014. As management is increasing its efforts to dispose of properties held for an extended period of time, we realized additional writedowns in both the third quarters of 2015 and 2014. Writedowns on other real estate owned decreased $173 thousand from $957 thousand during the first nine months of 2014 to $784 thousand. In the first nine months of 2015 we had a net gain on the sale of other real estate owned property of $10 thousand compared to a net loss of $183 thousand during the same period in 2014. OREO increased in the first nine months of 2015 to $15.2 million at September 30, 2015 from $15.0 million at December 31, 2014. We anticipate the levels to decrease as we are taking a more aggressive approach toward liquidating properties to reduce our level of foreclosed properties; however, we cannot guarantee that this will happen as we continue to resolve problem loans that may end up in foreclosed properties in the future.

Our efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 85.13% for the third quarter of 2015 as compared to 94.64% for the same period in 2014 and 89.77% for the first nine months of 2015 as compared to 99.28% for the same period in 2014. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity.

Balance Sheet

Total assets decreased $17.3 million, or 2.66%, to $633.8 million at September 30, 2015 from $651.1 million at December 31, 2014. The main driver in the decline was a decrease of $19.0 million in loans, offset somewhat by an increase in investment securities of $2.3 million.

Total investments increased $2.3 million, or 2.31%, to $102.4 million at September 30, 2015 from $100.1 million at December 31, 2014. Interest bearing deposits with banks decreased $3.1 million, or 15.05%, in the first nine months of 2015 to $17.8 million from $20.9 million at December 31, 2014. As deemed appropriate, we will continue to invest surplus funds in investment securities to help increase interest income.

Total loans decreased $19.0 million, or 4.15%, to $438.5 million at September 30, 2015 as compared to $457.5 million at December 31, 2014. This decrease is the result of a deliberate strategy to preserve/improve the Company’s capital ratios as well as low loan demand, charge offs of $1.9 million in the first nine months of 2015, aggressive resolution of problem loans through collection efforts, tighter underwriting guidelines, and intense competition from other lenders in our footprint. We anticipate loan levels to stabilize and then grow in the future, but there may be further reduction as we continue our efforts to decrease substandard and nonperforming loans. We are beginning to turn our strategy from capital preservation to conservatively growing the loan portfolio as we refocus our efforts away from complying with the Written Agreement to enhancing shareholder value. As a start to our refocus on loan growth, we started two retail lending campaigns in the first and second quarter of2015 and are starting to pursue commercial banking relationships in 2015. To assist in these efforts, in August 2015, J.W. Kiser was hired as First Senior Vice President and Senior Commercial Banking Officer of the Bank. Mr. Kiser’s focus will be to grow our commercial banking relationships.

Total deposits decreased $20.6 million from $585.2 million at December 31, 2014 to $564.6 million at September 30, 2015. Noninterest bearing deposits declined 0.53%, or $756 thousand, from $144.0 million at December 31, 2014 to $143.2 million at September 30, 2015. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. We experienced an increase of $2.8 million, or 9.54%, in interest-bearing demand deposits during the first nine months of 2015. We have experienced a $13.2 million, or 4.63%, increase in non-maturity deposits. However, this increase is offset by time deposits decreasing by $33.8 million, or 11.25%, from $300.0 million at December 31, 2014 to $266.2 million at September 30, 2015. The shift from higher-costing time deposits to lower-costing non-maturity deposits represents a favorable repositioning of the Company’s deposit mix. We believe the continued decrease in time deposits is primarily the result of the prolonged low interest rate environment.

Total equity at September 30, 2015 was $46.4 million. That represents an increase of $3.5 million, or 8.30%, when compared to the December 31, 2014 balance of $42.9 million. Net income of $3.4 million during the nine-months ended September 30, 2015 was the primary driver of the increase.

Asset Quality

We continue to make significant progress in reducing the levels of non-performing assets. However, as asset quality improves the level of nonperforming assets remains elevated as a result of the prolonged deteriorated residential and commercial real estate markets, as well as the sluggish economy. Loans rated substandard decreased $3.8 million, or 13.88%, to $23.7 million at September 30, 2015 from $27.5 million at December 31, 2014. The ratio of nonperforming assets to total assets lowered to 5.22% at September 30, 2015 as compared to 5.67% at December 31, 2014. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $33.1 million at September 30, 2015 from $36.9 million at December 31, 2014, a reduction of $3.8 million, or 10.39%. We continue undertaking extensive and more aggressive measures to work out these credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets. Delinquencies also showed improvement in the first nine months of 2015 as total past due loans decreased to $16.1 million at September 30, 2015 from $19.5 million at December 31, 2014, an improvement of $3.4 million, or 17.53%. Overall, we believe the asset quality has stabilized and is steadily improving.

Other real estate owned (“OREO”) increased $146 thousand to $15.2 million at September 30, 2015 from $15.0 million at December 31, 2014. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first nine months of 2015, we acquired $2.2 million in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $1.3 million of our properties with gains of $10 thousand realized as a result of the sales. We also recorded writedowns on other real estate owned properties in the amount of $784 thousand for the first nine months of 2015 resulting from current valuations and estimated liquidation discounts relative to market conditions. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. However, we are taking an aggressive approach toward liquidating properties to reduce our level of foreclosed properties. We do have lease agreements on certain other real estate owned properties which are generating rental income at market rates.

Our allowance for loan losses at September 30, 2015 was $8.7 million, or 1.98% of total loans as compared to $9.9 million, or 2.17% of total loans at December 31, 2014. Impaired loans decreased $2.9 million, or 12.54%, to $19.9 million with an estimated related allowance of $1.6 million for potential losses at September 30, 2015 as compared to $22.8 million in impaired loans with an estimated related allowance of $2.3 million at the end of 2014. No provision for loan losses was recorded during first nine months of 2015 or 2014. In the first nine months of 2015, net charge offs were $50 thousand as compared to $2.6 million in the same period of 2014. Included in the net charge offs is a recovery of $1.2 million, which was due to the receipt in August 2015 of death benefits on a life insurance policy on which the Bank was the beneficiary. The policy was acquired in 2010 as part of a settlement with a former borrower on several defaulted loans. As a result of this $1.2 million recovery a negative provision for loan losses of $1.2 million was made in the third quarter of 2015. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Capital Ratios

At September 30, 2015, the Company remains well-capitalized. The Tier 1 leverage ratio was 9.64% at September 30, 2015, compared to 8.07% at December 31, 2014. The Tier 1 risk based ratio was 16.41% at September 30, 2015, compared to 14.26% at December 31, 2014. The Total risked based capital ratio was 17.83% at September 30, 2015, compared to 15.98% at December 31, 2014.

At September 30, 2015, the Bank also remains well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at September 30, 2015 for the Bank: Tier 1 leverage ratio of 9.66%, Tier 1 risk based capital ratio of 16.44%, and Total risk based capital ratio of 17.71%. The ratios were as follows at December 31, 2014: Tier 1 leverage ratio of 8.19%, Tier 1 risk based capital ratio of 14.46%, and Total risk based capital ratio of 15.73%.

The ratios mentioned above for the Company and Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Company and Bank are now subject to a Common Equity Tier 1 ratio. As of September 30, 2015, the Common Equity Tier 1 ratio was 12.29% and 16.44% for the Company and Bank, respectively. The Common Equity Tier 1 ratio was not applicable for December 31, 2014.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $4.9 million existed at September 30, 2015 as compared to a net deferred tax asset of $5.0 million at December 31, 2014. At September 30, 2015 we had a valuation allowance of $5.3 million as compared to a valuation allowance of $6.4 million at December 31, 2014. During the first nine months of 2015 we reversed $1.1 million of our deferred tax valuation allowance. As of September 30, 2015, the Company had $15.5 million of net operating loss carryforwards which will expire in 2031 thru 2035. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Our total capital at the end of the third quarter 2015 was $46.4 million compared to $42.9 million at December 31, 2014. The increase was $3.5 million, or 8.30%. The Bank and the Company were both well capitalized as of September 30, 2015, as defined by the regulatory capital guidelines. New Peoples equity as a percentage of total assets was 7.32% at September 30, 2015 compared to 6.58% at December 31, 2014. The book value per common share was $2.03 at September 30, 2015 compared to $1.87 at December 31, 2014.

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

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $122.0 million at September 30, 2015, up from $118.1 million at December 31, 2014. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2015.

At September 30, 2015, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $87.7 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Our investment portfolio was $102.4 million at September 30, 2015 and $100.1 million at December 31, 2014. Our strategy is to manage the portfolio with future purchases that reduce price risk in a rising interest rate environment and shorten the duration of these securities to be able to invest in higher yielding loans and investments when interest rates do rise again unless and until interest rates rise again, however, this strategy reduces investment income.

Our loan-to-deposit ratio was 77.67% at September 30, 2015 and 78.19% at December 31, 2014. We anticipate this ratio to remain at or below 80% in the near future as loan demand remains low.

Available third party sources of liquidity remain intact at September 30, 2015 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. In May 2015, we received notification that a $3.0 million unsecured fed funds line of credit facility with a correspondent bank had been reinstated, which gives us an additional source of liquidity.

At September 30, 2015, we had borrowings from the Federal Home Loan Bank totaling $3.3 million as compared to $4.2 million at December 31, 2014. None are overnight and subject to daily interest rate changes. The borrowings have a maturity date in the year 2018, but reduce in principal amounts monthly or quarterly. The decrease of $900 thousand was due to regularly scheduled principal payments. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $3.0 million in 2010 and $7.0 million in 2013 to the Treasury Board of Virginia for collateral on public funds. An additional $103.5 million was available on September 30, 2015 on the $116.8 million line of credit, which is secured by a blanket lien on our residential real estate loans.

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

Concerning the Company’s liquidity, we have $754 thousand in cash as of September 30, 2015. These funds will be used to pay operating expenses, trust preferred interest payments (upon regulatory approval), and provide additional capital injections to the Bank, if needed.

The Written Agreement prohibits the payment of interest on the trust preferred securities without prior regulatory approval. In October 2015 the Company requested and received regulatory approval to pay the $111 thousand in interest on the trust preferred securities due on October 7, 2015, which the Company paid on October 5, 2015. Future payments still require regulatory approval and failure to obtain this approval could cause a default in the trust preferred securities by the Company; however, the Company has the option to re-enter another 60 month deferral of the interest on the trust preferred securities to prevent an event of default unless the regulators prohibit the deferral.

During the month of October 2015, a member of the board of directors of the Company and his family exercised 233,886 common stock warrants at a price of $1.75 per share. During the month of November 2015, a member of the board of directors of the Company exercised 225,000 common stock warrants at a price of $1.75 per share. As a result of these exercises an additional $803 thousand of capital was raised at the Company. The additional liquidity provided by the funds will be used by the Company to pay its operating expenses and trust preferred interest payments (upon regulatory approval).

During the capital raise in 2012, common stock warrants were issued to investors. The warrants are immediately exercisable through December 2017 at a price of $1.75 per share. In the month of October 2015 233,886 warrants were exercised and in the month of November 2015 225,000 warrants were exercised which reduced the number of warrants outstanding at November 13, 2015 to 898,895. When, and if, these warrants are exercised, additional funds may be received by the Company, which provides potentially up to $1.6 million in additional liquidity and capital at the Company level. Additional contingent funding sources will be explored as available.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended September 30, 2015 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	November 16, 2015

By:	/s/ JOSEPH D. PENNINGTON
Joseph D. Pennington
Senior Vice President and Chief Financial Officer

Date:	November 16, 2015

Index of Exhibits

No.	Description

2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).

3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).

4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).

10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).

10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).

10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).

10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).

10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials for the Company’s 10-Q Report for the quarterly period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Denotes management contract.