Form 10-K
period 2015-12-31
NEW PEOPLES BANKSHARES INC
filed 2016-03-01
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2015

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

Common Stock - $2 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15 (d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” , “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales prices of $1.45 per share on the last business day of the second quarter of 2015 was $13,726,409.

The number of shares outstanding of the registrant’s common stock was 23,354,082 as of February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

The Proxy Statement for New Peoples Bankshares, Inc’s 2016 Annual Meeting to Shareholders, is incorporated into Items 10 through 14 of this form 10-K.

PART I

Item 1. Business

General

New Peoples Bankshares, Inc. (New Peoples) is a Virginia bank holding company headquartered in Honaker, Virginia. Prior to January 1, 2009, New Peoples was a financial holding company. On February 24, 2016 New Peoples notified the Federal Reserve Bank of Richmond that it has elected to become a financial holding company. This election will become effective on the 31st day after the filing or sooner, unless the Federal Reserve Bank of Richmond objects. Our business is conducted primarily through New Peoples Bank, Inc., a Virginia banking corporation (the Bank). The Bank has a division doing business as New Peoples Financial Services which offers investment services through its broker dealer relationship with LPL Financial Services, Inc. NPB Insurance Services, Inc. (NPB Insurance) is a subsidiary of the Bank and offers insurance services only.

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

Our History

The Bank was incorporated under the laws of the Commonwealth of Virginia on December 9, 1997 and began operations on October 28, 1998. On September 27, 2001, the shareholders of the Bank approved a plan of reorganization under which they exchanged their shares of Bank common stock for shares of New Peoples common stock. On November 30, 2001, the reorganization was completed and the Bank became New Peoples’ wholly-owned subsidiary.

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

NPB Web is inactive.

In July 2004, NPB Capital Trust I was formed to issue $11.3 million in trust preferred securities.

In September 2006, NPB Capital Trust 2 was formed to issue $5.2 million in trust preferred securities.

Table of Contents	1

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). Our SEC filings are filed electronically and are available to the public online at the SEC’s web site at www.sec.gov. In addition, any document we file with the SEC can be read and copied at the SEC’s public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We also provide a link to our filings on the SEC website, free of charge, through our internet website www.npbankshares.com under "Investor Relations."

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

Table of Contents	2

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

Loans by type as a percentage of total loans are as follows:

	December 31,
	2015	2014	2013	2012	2011
Commercial, financial and agricultural	10.76%	10.99%	11.70%	12.61%	14.35%
Real estate – construction	3.33%	3.37%	4.55%	4.66%	5.42%
Real estate – commercial	22.34%	23.62%	25.59%	28.70%	28.57%
Real estate – residential	58.00%	56.37%	52.87%	48.39%	45.22%
Installment loans to individuals	5.57%	5.65%	5.29%	5.64%	6.44%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

Table of Contents	3

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

Other Bank Services. Other bank services include safe deposit boxes, cashier’s checks, certain cash management services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer ATM card services that can be used by our customers throughout Virginia and other regions. We also offer MasterCard and VISA credit card services through an intermediary. Electronic banking services include debit cards, internet banking, telephone banking, mobile banking, remote deposit capture, and wire transfers.

We do not presently anticipate obtaining trust powers, but we are able to provide similar services through our affiliation with LPL Financial Services, Inc.

Table of Contents	4

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2015, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows: Russell County, VA – 23.59%, Scott County, VA – 33.82%, Dickenson County, VA – 26.57%, Tazewell County, VA – 9.42%, Smyth County, VA – 2.30%, Buchanan County, VA – 8.98%, Wise County, VA – 12.38%, Washington County, VA – 2.40%, and the City of Bristol, VA – 1.93%, Mercer County, WV – 6.58%, and City of Kingsport, TN – 1.13%.

Employees

As of December 31, 2015, we had 242 total employees, of which 233 were full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

Supervision and Regulation

General. As a bank holding company (with a financial holding company election pending), we are subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We are also subject to Chapter 13 of the Virginia Banking Act, as amended (“Virginia Act”). As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions (“BFI”). As a member of the Federal Reserve system, the Bank is also subject to regulation, supervision and examination by the Federal Reserve. Other federal and state laws, including various consumer protection and compliance laws, govern the activities of the Bank, such as the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

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

The Bank Holding Company Act. Under the BHCA, the Federal Reserve examines New Peoples periodically. New Peoples is also required to file periodic reports and provide any additional information that the Federal Reserve may require. Activities at the bank holding company level are generally limited to:

Table of Contents	5

•	banking, managing or controlling banks;
•	furnishing services to or performing services for its subsidiaries; and
•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Thus, the activities we can engage in are restricted as a matter of law.

With some limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;
•	acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
•	merging or consolidating with another bank holding company.

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

Payment of Dividends. New Peoples is a separate legal entity that derives the majority of its revenues from dividends paid to it by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both New Peoples and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FDIC has the general authority to limit the dividends paid by FDIC insured banks if the FDIC deems the payment to be an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. In October 2009, the Federal Reserve Bank of Richmond (“Richmond FRB”) restricted the Company from paying dividends without prior approval. This restriction was lifted when the Written Agreement was terminated effective January 20, 2016. For additional discussion concerning the Written Agreement, see Note 3, “Formal Written Agreement.”

Table of Contents	6

Capital Requirements. The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Bank and the Company are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. These risk-based capital standards attempt to measure capital adequacy relative to the institution’s risk profiles. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets of between 3% and 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. The principal objective of the leverage ratio is to constrain the degree to which an institution may leverage its equity capital base. In sum, the capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;
•	the Tier 1 Capital ratio;
•	the Leverage ratio; and,
•	the Common Equity Tier 1 Capital ratio.

Under these regulations, a bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;
•	“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;
•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;
•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or
•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets,

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

The regulators may take various corrective actions with respect to a financial institution considered to be capital deficient. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid or dividends, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. Bank holding companies can be called upon to boost their subsidiary bank’s capital and to partially guarantee the institution’s performance under its capital restoration plan. If this occurs, capital which otherwise would be available for holding company purposes, including possible distributions to shareholders, would be required to be downstreamed to the subsidiary bank. As of December 31, 2015, the Bank was “well capitalized,” with a Total Capital ratio of 17.55%; a Tier 1 Capital ratio of 16.29%; a leverage ratio of 9.67%, and a Common Equity Tier 1 Capital ratio of 16.29%.

Table of Contents	7

New Capital Requirements. On July 2, 2013, the Federal Reserve adopted final Basel III capital rules for U.S. banking organizations. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the current requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements and the remainder will be phased in over a five-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

As a result of the new capital requirements effective January 1, 2015, the Company and the Bank both experienced increases in their capital levels. Part of this increase was due to the regulatory changes concerning deferred tax assets being excluded in the capital calculations. As a result of the deferred tax valuation allowance of $5.7 million as of December 31, 2015, which had been expensed in prior years, we did not have to deduct any of our deferred tax assets in the calculation of our capital ratios for 2015. In prior years we would have to deduct the portion of our deferred tax asset that would only be recognizable in a one year time period. See Note 22 of the Notes to the Consolidated Financial Statements for further discussion of our capital requirements and ratios.

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

Table of Contents	8

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

Table of Contents	9

For example, the GLBA permits unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies, which can engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, a bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. We converted to bank holding company status on January 1, 2009 from “financial holding company.” However, on February 24, 2016 New Peoples notified the Federal Reserve Bank of Richmond that New Peoples elected financial holding company status. This election will become effective after 31 days or sooner, unless the Federal Reserve Bank of Richmond objects.

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

Table of Contents	10

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2015, the Company's net investment in premises and equipment in service was $28.1 million. Our main office and operations center is located in Honaker, Virginia. This location contains a full service branch, and our administration and operations center.

The Bank owns all of its 19 full service branches, including its headquarter office. The locations of these branches are described in Item 1.

Table of Contents	11

The Bank owns a location in Dungannon, Virginia that is now currently being leased, but was formerly used as a branch until its closure during 2010. The Bank owns additional property in Princeton, West Virginia that is being developed for a future full service branch location, and currently serves as an administration office. During 2012, the Bank closed offices in Bristol, Pennington Gap, and Richlands, Virginia and Jonesborough, Tennessee. The Bristol office was subsequently leased to the Bank’s subsidiary NPB Insurance Services, Inc. in 2014 and this lease will continue in 2016. The Pennington Gap property was sold in January 2013. The Richlands property was sold in April 2015. During 2014, the Bank closed offices in Bland, Jonesville, and Norton, Virginia and Bluewell, West Virginia. The Norton office now serves as an administrative office. The other four offices are vacant and may be used for future banking offices again when the economy recovers. In November 2015 a location in Bristol, Virginia was purchased for a future administrative office, which should open in the 2nd quarter of 2016.

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

Item 4. Mine Safety Disclosures

Not applicable.

Table of Contents	12

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

	2015		2014
	High	Low	High	Low
1st quarter	$ 1.60	$ 1.26	$ 1.34	$ 1.00
2nd quarter	1.60	1.45	1.34	1.10
3rd quarter	1.60	1.30	1.66	1.05
4th quarter	1.69	1.30	1.26	1.10

The most recent sales price of which management is aware was $1.49 per share on February 26, 2016.

(b) Holders

On February 29, 2016, there were approximately 4,438 shareholders of record.

(c) Dividends

In order to preserve capital we have not paid cash dividends to our shareholders. Any declaration of dividends in the future will depend on our earnings, capital requirements, growth strategies, and compliance with regulatory mandates. We are subject to certain dividend restrictions and capital requirements imposed by the Federal Reserve Bank as well as Virginia banking statutes and regulations. As a result, we do not anticipate paying a dividend on our common stock in 2016. See Note 3, Note 16 and Note 22 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

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

Table of Contents	13

•	the success or failure of our efforts to implement our business plan;
•	any required increase in our regulatory capital ratios;
•	satisfying other regulatory requirements that may arise from examinations, changes in the law and other similar factors;
•	any substantial increase in nonperforming assets or any required increase to our loan loss reserve;
•	our ability to attract and retain talent;
•	the difficult market conditions in our industry;
•	the unprecedented levels of market volatility;
•	the uncertain outcome of enacted legislation to stabilize the U.S. financial system such as Dodd-Frank;
•	our ability to increase and/or preserve capital to support our financial condition;
•	the successful management of interest rate risk;
•	the successful management of liquidity;;
•	changes in general economic and business conditions in our market area;
•	credit risks inherent in making loans such as borrower ability to repay or fluctuating collateral values;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including online lenders and those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior;
•	our ability to successfully manage cyber security;
•	our reliance on third-party vendors;
•	changes in governmental regulations, tax rates and similar matters; and,
•	other risks which may be described in our future filings with the SEC.

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2015 and 2014 as well as results of operations for the years ended December 31, 2015 and 2014. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

New Peoples generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the volume of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank's interest expense is a function of the average amount of interest-bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. The Bank also generates noninterest income from service charges on deposit accounts and commissions on insurance and investment products sold.

Table of Contents	14

Written Agreement

The Company and the Bank had previously entered into the Written Agreement with the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission Bureau of Financial Institutions. On February 2, 2016, the Company and the Bank announced that they had successfully complied with all of the requirements of the Written Agreement and accordingly, effective January 20, 2016, the agreement had been terminated.

Under the terms of the Written Agreement, the Bank developed and submitted for approval within specified time periods written plans related to board oversight; the Bank’s management and governance, including management of the Bank’s operations, credit risk management, lending and credit risk administration, management of commercial real estate concentrations; the review and grading of the Bank’s loan portfolio; the  improvement of Bank problem assets in excess of $1 million; the maintenance of  an adequate allowance for loan and lease losses; the enhanced management of the Bank’s liquidity position and funds management practices; the revision of the Bank’s contingency funding and strategic plans; and the  enhancement of the Bank’s anti-money laundering activities. The Written Agreement also imposed limitations on actions taken on criticized credits and credits classified as “loss”. The Written Agreement required the submission of capital plans and the maintenance of adequate capital and restricted the payment of dividends and other distributions, the redemption of stock and the incurrence of debt.

Overview

As a result of the improved condition of the Company, the Company and the Bank announced on February 2, 2016, they had successfully complied with all of the requirements of the Written Agreement and accordingly, effective January 20, 2016, the agreement had been terminated.

At December 31, 2015, total assets were $625.9 million, total loans were $441.2 million, and total deposits were $558.0 million. The Company‘s net income for the year ended December 31, 2015 was $2.7 million, or basic net income per share of $0.12, as compared to a net income of $240 thousand, or basic net income per share of $0.01, for the year ended December 31, 2014. This is an improvement of $2.4 million, or $0.11 per share. The improvement was mainly driven by cost savings initiated in prior periods, maintaining a strong net interest margin of 3.93%, and a significant reduction in nonperforming assets and classified loans allowing us to record a negative provision for loan losses of $2.2 million. We also had an increase of noninterest income of $162 thousand. The annualized return on average assets for the fiscal year 2015 was 0.41% as compared to 0.04% for the same period in 2014. The annualized return on average equity was 5.95% for the fiscal year 2015 and 0.59% for the same period in 2014.

Highlights from the year 2015 include:

•	A negative provision for loan losses of $2.2 million;
•	A cumulative writedown of other real estate owned properties of $3.2 million, an increase of $2.1 million, or 195.36% when compared to 2014;
•	A reduction of $1.0 million, or 24.70%, in interest expenses when compared to 2014;
•	Receiving regulatory approval to make all required interest payments on trust preferred securities;
•	A decrease of $7.1 million, or 32.08% in nonaccrual loans during 2015;
•	Net charge offs of $229 thousand for 2015, which is an improvement of $2.9 million, or 92.75%,versus net charge offs of $3.2 million in 2014;
•	A decrease of $7.8 million, or 28.41%, in substandard loans during 2015;
•	A decrease of $2.6 million, or 17.62%, in other real estate owned during 2015;
•	A decrease of $43.0 million, or 14.33%, in higher-costing time deposits during 2015;
Table of Contents	15

•	A strong net interest margin of 3.93% for 2015, which is an increase of 22 basis points over the 3.71% net interest margin for 2014;
•	An improvement in all regulatory capital ratios which exceeds “well capitalized” as defined by regulatory guidelines; and,
•	Book value per share of $1.97 as of December 31, 2015.

Total assets decreased $25.2 million in 2015, or 3.87%, from $651.1 million at December 31, 2014. During the 2014 and early 2015, we strategically decreased total assets and total loans to improve our capital position. However, going forward, we anticipate total assets increasing due to our plan to conservatively and prudently grow the loan portfolio, namely commercial loans. In August 2015, we hired an experienced commercial loan officer as our First Senior Vice President and Senior Commercial Banking Officer of the Bank.

During 2015, as funding needs declined, total deposits declined $27.2 million, or 4.64% to $558.0 million. However, lower-costing non-time deposits increased $15.8 million, or 5.55%, while time deposits declined $43.0 million, or 14.33%.

Concerning the equity section of the balance sheet, during the month of October 2015, a member of the board of directors of the Company and his family exercised 233,886 common stock warrants at a price of $1.75 per share. During the month of November 2015, a member of the board of directors of the Company exercised 225,000 common stock warrants at a price of $1.75 per share. During the month of December 2015, a member of the board of directors of the Company and his family exercised 16,542 common stock warrants at a price of $1.75 per share. As a result of these exercises an additional $832 thousand of capital was raised at the Company.

The Bank improved its capital position and maintained a well-capitalized status during both 2015 and 2014. The following Bank ratios existed at December 31, 2015 as compared to December 31, 2014, respectively: Tier 1 leverage ratio of 9.67% versus 8.19%; Tier 1 risk based capital ratio of 16.29% versus 14.46%; and total risk based capital ratio of 17.55% versus 15.73%.

Expenses related to other real estate owned properties were $4.1 million in 2015 compared to $2.3 million in 2014. During 2015 we recorded writedowns on other real estate owned properties in the amount of $3.2 million compared to $1.1 million in 2014. During 2015 we had a net gain on the sale of other real estate owned of $99 thousand compared to a net loss of $173 thousand in 2014.

Total loans decreased $16.3 million in 2015, or 3.58%, to $441.2 million at December 31, 2015 as compared to $457.5 million at December 31, 2014. Loans rated substandard decreased $7.8 million, or 28.41%, to $19.7 million at December 31, 2015 from $27.5 million at December 31, 2014. The main driver in this decrease in total loans is the result of a deliberate strategy to preserve and improve the Company’s capital ratios. However, during the fourth quarter of 2015, the loan portfolio began to grow on a monthly basis. We anticipate loans to grow in the future. We have begun to turn our strategy to conservatively growing the loan portfolio as we refocus our efforts away from complying with the Written Agreement to enhancing shareholder value. As a start to our refocus on loan growth, we started two retail lending campaigns in the first and second quarter of 2015 and are starting to pursue commercial banking relationships. To assist in these efforts, in August 2015, the Bank hired a First Senior Vice President and Senior Commercial Banking Officer of the Bank. Also, in January 2016, John W. Beard, Jr., was hired as Executive Vice President and Chief Credit Officer of the Bank. Mr. Beard’s focus will be to work with the management team to maintain strong asset quality and grow the Bank’s overall loan portfolio. In conjunction with the hire of Mr. Beard, Karen D. Wimmer, the Bank’s former Executive Vice President and Chief Credit Officer, was appointed to the position of Executive Vice President and Director of Special Assets in January 2016. Ms. Wimmer’s focus will be on the continued reduction of the level of non-performing assets of the Bank and collections of past charge-offs. We believe the focus on developing new and existing lending relationships should continue the pace of increasing total loans as experienced in the latter part of 2015, subject, of course, to the impact of the underperforming economy in certain areas of our market and heightened competition in the banking industry.

Table of Contents	16

Regarding asset quality, we continue to make significant progress in reducing the levels of non-performing assets. However, as asset quality is improving, the level of nonperforming assets remains high as a result of the prolonged deterioration of the residential and commercial real estate markets, as well as the recent recessionary period. The ratio of nonperforming assets to total assets lowered to 4.35% at December 31, 2015 as compared to 5.67% at December 31, 2014. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $27.2 million at December 31, 2015 from $36.9 million at December 31, 2014, a reduction of $9.7 million, or 26.18%. The makeup of these assets are primarily loans secured by commercial real estate, residential mortgages, and farmland as well as other real estate owned properties. We are undertaking extensive and more aggressive efforts to work out these credits and liquidate foreclosed properties which we believe will accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets. Delinquencies also showed improvement in 2015 as total past dues decreased to $13.4 million at December 31, 2015 from $19.5 million at December 31, 2014, an improvement of $6.1 million, or 31.20% decrease. Overall, the quality of the loan portfolio is improving.

We have continued our progress in identifying the risks in our loan portfolio and strengthening asset quality. In addition, we have continued to improve our lending policies and train our lending staff on these policies and procedures. Each of these steps is critical to minimize future losses and to strengthen asset quality of the Bank. Our allowance for loan losses at December 31, 2015 was $7.5 million, or 1.70% of total loans, as compared to $9.9 million, or 2.17% of total loans at December 31, 2014.

No provision for loan losses was recorded during 2014, while a negative provision of $2.2 million was recorded in 2015. Net loans charged off decreased in 2015 as they were $229 thousand, or 0.05% of average loans, compared to $3.2 million, or 0.67% of average loans, in 2014. Included in the net charge offs is a recovery of $1.2 million, which was due to the receipt in August 2015 of death benefits on a life insurance policy on which the Bank was the beneficiary. The policy was acquired in 2010 as part of a settlement with a former borrower on several defaulted loans. As a result of this $1.2 million recovery a negative provision for loan losses of $1.2 million was made in the third quarter of 2015. In the fourth quarter of 2015, an additional $1.0 million negative provision was made bringing the total negative provision for 2015 to $2.2 million. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Impaired loans decreased $5.5 million, or 23.95%, to $17.3 million with an estimated allowance of $983 thousand for potential losses at December 31, 2015 as compared to $22.8 million in impaired loans with an estimated allowance of $2.3 million at the end of 2014.

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

Table of Contents	17

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

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income, increased $13 thousand, or 0.06% from 2014 to 2015. The increase in net interest income is due primarily to the $1.0 million decrease in interest expense during 2015 as a result of the $43.0 million reduction in time deposits. The decrease in interest expense helped offset the $989 thousand decrease in interest income, which was due to a reduction in loans during 2015, decreased interest income from new and renewed loans recorded at lower interest rates, and the level of nonearning assets, i.e. nonaccrual loans and other real estate owned properties.

Loan interest income decreased $1.2 million, or 4.84%, from $24.9 million in 2014 to $23.7 million in 2015. This is a result of the decrease in loan volume and loans priced at lower interest rates due to market conditions. With a new commercial lender added during 2015, we believe, going forward, new increased volume will outpace the monthly loan paydowns and maturities.

Nonaccrual loans were $14.8 million at December 31, 2015 compared to $21.9 million at December 31, 2014. This was a decrease of $7.1 million, or 32.08%. Although the nonaccrual loans decreased significantly during 2015, the continued high volume of nonaccrual loans negatively affects interest income as these loans are nonearning assets. With regard to recognition of interest income on impaired loans, interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on nonaccrual status. If the impaired loan is not on nonaccrual status, then the interest income on the loan is computed using the effective interest method. If there is serious doubt about the collectability of an impaired loan, it is the Bank’s policy to stop accruing interest on a loan and classify that loan as nonaccrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and prospects for future contractual payments are reasonably assured. In addition, funds generated from a shrinking loan portfolio are reinvested at lower interest rates in both overnight deposits for liquidity purposes and in investment securities. If nonaccrual loans increase, it may reduce our net interest margin.

Investment interest income has increased $277 thousand, or 18.69%, from $1.5 million for the year ended 2014 to $1.8 million in 2015.

Interest expense decreased $1.0 million, or 24.70%, from $4.1 million for the year ending 2014 to $3.1 million in 2015 mainly due to a decline in and repricing of time deposits to lower interest rates, as well as a favorable shift in the overall deposit mix. Long-term higher-costing time deposits matured during 2015 that were originated by denovo branches five years ago. We did not reprice these maturing time deposits at similar interest rates which resulted in decreased time deposits and lower interest expense. This was intentional as we focused on improving capital ratios. We do not anticipate time deposits to decrease at the same pace as the year 2015.

As a result our net interest margin increased 22 basis points to 3.93% for the year ended December 31, 2015 compared to 3.71% for the same period in 2014. We are trying to preserve the net interest margin, but we may experience some decrease in the net interest margin as new and renewed loans are sometimes priced at lower market interest rates and opportunities decrease to lower our cost of funds since repricing of deposits will be close to existing interest rates in the future. Management is addressing this potential negative impact to net interest income as deemed appropriate.

Table of Contents	18

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

(Dollars in thousands)

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1), (2), (3)	$445,839	$23,671	5.31%	$473,610	$24,875	5.25%	$506,697	$28,824	5.69%
Federal funds sold	777	2	0.26%	1,408	3	0.21%	960	2	0.21%
Interest bearing deposits	23,258	91	0.39%	43,652	155	0.36%	58,515	188	0.32%
Other investments (3)	104,727	1,891	1.81%	90,878	1,611	1.77%	62,804	1,062	1.69%
Total Earning Assets	574,601	25,655	4.46%	609,548	26,644	4.37%	628,976	30,076	4.78%
Less: Allowance for loans losses	(9,063)			(11,587)			(14,905)
Non-earning assets	80,609			81,824			85,910
Total Assets	$646,147			$679,785			$699,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$31,334	$37	0.12%	$29,854	$37	0.12%	$65,227	$82	0.13%
Savings	119,606	173	0.14%	111,744	180	0.16%	103,086	205	0.20%
Time deposits	277,747	2,259	0.81%	327,328	3,099	0.95%	359,402	3,743	1.04%
Other Borrowings	3,577	145	4.05%	4,767	195	4.09%	5,968	242	4.05%
Trust Preferred Securities	16,496	440	2.67%	16,496	545	3.30%	16,496	471	2.86%
Total interest bearing liabilities	448,760	3,054	0.68%	490,189	4,056	0.83%	550,179	4,743	0.86%
Non-interest bearing deposits	150,061			143,916			105,614
Other liabilities	2,574			4,889			4,202
Total Liabilities	601,395			638,994			659,995
Stockholders’ Equity	44,752			40,791			39,986
Total Liabilities and Stockholders’ Equity	$646,147			$679,785			$669,981
Net Interest Income		$22,601			$22,588			$25,333
Net Interest Margin			3.93%			3.71%			4.03%
Net Interest Spread			3.78%			3.54%			3.92%

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

Table of Contents	19

Volume and Rate Analysis

(Dollars in thousands)

	2015 Compared to 2014			2014 Compared to 2013
	Increase (Decrease)			Increase (Decrease)
	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$(1,459)	$255	$(1,204)	$(1,882)	$(2,067)	$(3,949)
Federal funds sold	(1)	—	(1)	1	—	1
Interest bearing deposits	(72)	8	(64)	(48)	15	(33)
Other investments	246	34	280	475	74	549
Total Earning Assets	(1,286)	297	(989)	(1,454)	(1,978)	(3,432)

Interest Bearing Liabilities:
Demand	2	(2)	—	(44)	(1)	(45)
Savings	13	(20)	(7)	17	(42)	(25)
All other time deposits	(469)	(371)	(840)	(334)	(310)	(644)
Other borrowings	(49)	(1)	(50)	(49)	2	(47)
Trust Preferred Securities	—	(105)	(105)	—	74	74
Total Interest Bearing Liabilities	(503)	(499)	(1,002)	(410)	(277)	(687)
Change in Net Interest Income	$(783)	$796	$13	$(1,044)	$(1,701)	$(2,745)

Loans

Our primary source of income comes from interest earned on loans. Total loans decreased $16.3 million in 2015, or 3.58%, to $441.2 million at December 31, 2015 as compared to $457.5 million at December 31, 2014. Loans rated substandard decreased $7.8 million, or 28.41%, to $19.7 million at December 31, 2015 from $27.5 million at December 31, 2014. The decrease in total loans is mainly the result of a deliberate strategy to preserve and improve the Company’s capital ratios. However, during the fourth quarter of 2015, the loan portfolio began to grow on a monthly basis due our strategy to begin conservatively growing the loan portfolio as we refocus our efforts away from complying with the Written Agreement to enhancing shareholder value. As a start to our refocus on loan growth, we started two retail lending campaigns in the first and second quarter of 2015 and are starting to pursue commercial banking relationships. To assist in these efforts, in August 2015, we hired a First Senior Vice President and Senior Commercial Banking Officer of the Bank. His focus will be to grow our commercial banking relationships. In January 2016, John W. Beard, Jr., was hired as Executive Vice President and Chief Credit Officer of the Bank. Mr. Beard’s focus will be to work with the management team to maintain strong asset quality and grow the Bank’s overall loan portfolio. Also, in January 2016, Karen D. Wimmer, the Bank’s former Executive Vice President and Chief Credit Officer, was appointed to the position of Executive Vice President and Director of Special Assets. Ms. Wimmer’s focus will be on the continued reduction of the level of non-performing assets of the Bank and collections of past charge-offs. We are further developing our lending staff and adding new members to the team in an effort to grow the loan portfolio. We believe the focus on developing new and existing lending relationships should continue the pace of increasing total loans as experienced in the latter part of 2015, subject, of course, to the impact of the underperforming economy in certain areas of our market and heightened competition in the banking industry.

Table of Contents	20

Loans receivable outstanding are summarized as follows:

Loan Portfolio

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Commercial, financial and agricultural	$47,490	$50,273	$57,704	$65,888	$85,798
Real estate – construction	14,672	15,439	22,421	24,327	32,389
Real estate – commercial	98,569	108,062	126,174	149,935	170,789
Real estate – residential	255,870	257,947	260,669	252,768	270,318
Installment loans to individuals	24,568	25,828	26,055	29,445	38,522
Total	$441,169	$457,549	$493,023	$522,363	$597,816

Our loan maturities as of December 31, 2015 are shown in the following table:

Maturities of Loans

(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$19,726	$19,717	$8,047	$47,490
Real estate – construction	3,269	5,728	5,675	14,672
Real estate – commercial	19,892	57,329	21,348	98,569
Real estate – residential	29,221	110,101	116,548	255,870
Installment loans to individuals	6,178	17,540	850	24,568
Total	$78,286	$210,415	$152,468	$441,169

Loans with fixed rates	$25,161	$108,017	$148,959	$282,137
Loans with variable rates	53,125	102,398	3,509	159,032
Total	$78,286	$210,415	$152,468	$441,169

The above table reflects the earlier of the maturity or re-pricing dates for loans at December 31, 2015. In preparing this table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be re-priced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or re-pricing.

Provision for Loan Losses

The methodology we use to calculate the allowance for loan losses is considered a critical accounting policy. The adequacy of the allowance for loan losses is based upon management’s judgment and analysis. The following factors are included in our evaluation of determining the adequacy of the allowance: risk characteristics of the loan portfolio, current and historical loss experience, concentrations and internal and external factors such as general economic conditions.

The allowance for loan losses decreased to $7.5 million at December 31, 2015 as compared to $9.9 million at December 31, 2014. The allowance for loan losses at the end of 2015 was approximately 1.70% of total loans as compared to 2.17% at the end of 2014. No provision for loan losses was recorded during 2014, while negative provisions of $2.2 million were recorded in 2015. Net loans charged off decreased in 2015 as they were $229 thousand, or 0.05% of average loans, compared to $3.2 million, or 0.67% of average loans, in 2014. Included in the net charge offs is a recovery of $1.2 million, which was due to the receipt of a death benefit on a life insurance policy on which the Bank was the beneficiary in August 2015. The policy was acquired in 2010 as part of a settlement with a former borrower on several defaulted loans. As a result of this $1.2 million recovery, a negative provision for loan losses of $1.2 million was made in the third quarter of 2015. In the fourth quarter of 2015, an additional $1.0 million negative provision was made bringing the total negative provision for 2015 to $2.2 million. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Table of Contents	21

We have experienced a decrease in loan delinquencies and nonaccrual loans in 2015. Total past due loans were $13.4 million as of December 31, 2015, a decrease of $6.1 million, or 31.20%, from the $19.5 million as of December 31, 2014. Loans delinquent greater than 90 days and loans in non-accrual status present higher risks of default. At December 31, 2015, there were 161 loans in non-accrual status totaling $14.8 million, or 3.37% of total loans. At December 31, 2014, there were 165 loans in non-accrual status totaling $21.9 million, or 4.78% of total loans. The amounts of interest that would have been recognized on these loans were $697 thousand and $386 thousand in the years 2015 and 2014, respectively. There were no loans past due 90 days or greater and still accruing interest at December 31, 2015 and 2014, respectively. There were $9.5 million in loans classified as troubled debt restructurings as of December 31, 2015, also an improvement, as compared to $10.0 million in loans classified as troubled debt restructurings as of December 31, 2014. Of the loans classified as troubled debt restructurings at December 31, 2015, $2.3 million were in non-accrual status, compared to $5.7 million at December 31, 2014. We do not have any commitments to lend additional funds to non-performing debtors.

Certain risks exist in the Bank’s loan portfolio. A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. However, during the last economic downturn, the real estate values in the Bank’s market materially declined which negatively impacted the Bank. Since that economic downturn, real estate values have stabilized. Our market area is somewhat diverse, but certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible as the coal mining and natural gas industry have been negatively affected in the past couple of years due to the increase in natural gas supplies from “fracking”, layoffs and environmental legislation. We do not foresee a major impact upon the Bank unless an additional severe downturn occurs which we believe is not highly likely. We are monitoring these industries. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Commercial and commercial real estate loans are initially risk rated by the originating loan officer. If deterioration in the financial condition of the borrower and/or his or her capacity to repay the debt occur, the loan may be downgraded by the loan officer. Guidance for the risk rate grading is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are exceptional, very good, standard, acceptable, transitory risk, other assets especially mentioned, substandard, doubtful and loss. For the year 2014, we engaged a third party loan review firm to conduct semiannual loan reviews and engaged them to perform this function in 2015 on an annual basis. Our most recent loan review was conducted in June 2015. Upon their review, loans risk ratings may change from the rating assigned by the respective lender. We have experienced minimal rating changes in more recent reviews indicating better risk identification for the loan portfolio in light of the experience from the last recession.

In regard to our consumer and consumer real estate loan portfolio, the Company uses the guidance found in the Uniform Retail Credit Classification and Account Management Policy which affects our estimate of the allowance for loan losses. Under this approach, a consumer or consumer real estate loan must initially have a credit risk grade of Pass or better. Subsequently, if the loan becomes contractually 90 days past due or the borrower files for bankruptcy protection, the loan is downgraded to Substandard and placed in nonaccrual status. If the loan is unsecured, upon being deemed Substandard, the entire loan amount is charged-off.

For non 1-4 family residential loans, that are 90 days past due or greater, or in bankruptcy, the collateral value less estimated liquidation costs is compared to the loan balance to calculate any potential deficiency. If the collateral is sufficient, then no charge-off is necessary. If a deficiency exists, then upon the loan becoming contractually 120 days past due, the deficiency is charged-off against the allowance for loan loss. In the case of 1-4 family residential or home equity loans, upon the loan becoming 120 days past due, a current value is obtained and after application of an estimated liquidation discount, a comparison is made to the loan balance to calculate any deficiency. Subsequently, any noted deficiency is then charged-off against the allowance for loan loss when the loan becomes contractually 180 days past due. If the customer has filed bankruptcy, then within 60 days of the bankruptcy notice, any calculated deficiency is charged-off against the allowance for loan loss. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

Table of Contents	22

All loans classified as substandard, doubtful or loss are individually reviewed for impairment. In evaluating impairment, a current appraisal is generally used to determine if the collateral is sufficient. Appraisals are typically less than a year old and have to be independently reviewed to be relied upon. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable.  If this review determines that the appraisal is not reasonable, then a new appraisal is ordered. Impaired loans decreased to $17.3 million with $5.6 million requiring a valuation allowance of $983 thousand at December 31, 2015 as compared to $22.8 million with $8.7 million requiring a valuation allowance of $2.3 million at December 31, 2014. Of the $17.3 million recorded as impaired loans, $8.8 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Management is aggressively working to reduce the impaired credits at minimal loss.

There were no nonperforming loans sold during 2015. In 2014, three nonperforming loans totaling $5.5 million were sold to further reduce the high level of nonaccrual loans. Charge offs in connection with this sale of loans of $1.0 million were realized and were fully absorbed by the unallocated portion of the allowance for loan losses with no additional provisions needed. We will continue to evaluate certain loans to determine if additional loans may be sold at minimal impact to earnings and to capital levels in the near future as we aggressively work to reduce the level of nonperforming loans.

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

Following is a summary of non-accrual, past due loans greater than 90 days still accruing interest, and restructured loans:

Non-Accrual, Past Due, and Restructured Loans

(Dollars in thousands)

	December 31,
	2015	2014	2013	2012	2011
Non-accruing loans
Commercial, financial and agricultural	$1,244	$6,554	$6,307	$10,962	$10,633
Real estate – construction	436	332	775	2,412	5,583
Real estate – commercial	4,358	6,222	16,098	16,308	19,169
Real estate – residential	8,768	8,707	5,023	3,845	6,930
Installment loans to individuals	41	46	104	9	1
Total Non-accruing loans	14,847	21,861	28,307	33,536	42,316
Loans past due 90 days or more and still accruing	—	—	1	551	1,504
Troubled debt restructurings (accruing)	7,198	4,249	5,563	14,567	20,959
Total	$22,045	$26,110	$33,871	$48,654	$64,779
Percent of total loans	5.00%	5.71%	6.87%	9.31%	10.84%

The above table includes $2.3 million and $5.7 million in nonaccrual loans as of December 31, 2015 and 2014, respectively, that have been classified as troubled debt restructurings. No troubled debt restructurings were past due 90 days or more and still accruing as of December 31, 2015 and 2014. There were $9.5 million in loans classified as troubled debt restructurings as of December 31, 2015, as compared to $10.0 million in loans classified as troubled debt restructurings as of December 31, 2014.

Table of Contents	23

In addition to impaired loans, the remaining loan portfolio is evaluated based on past due history, economic conditions, and internal processes. For past due history, we use an average of our past 12 quarters historical net charge off history in the years 2015, 2014, 2013, and 2012. Prior to this methodology, in earlier periods we based the loss factor on the greater of Virginia peers or our own historical loss rates since previously we did not have historical losses in some categories of loans.  Loss trends have now developed and provide better support than previous data. Economic data currently used includes national and local regional unemployment information, local housing price changes, gross domestic product growth, and interest rates are external factors. Lastly, we also evaluate our internal processes of underwriting and consider the inherent risks present in the portfolio due to past and present lending practices. In the past, these factors were not directly allocated to a particular loan category and were considered unallocated in the breakdown data in the table below. During 2011, however, we further analyzed our loan portfolio and the various unallocated internal and external factors. From our analysis, we determined that certain unallocated factors were relevant to certain sectors of the loan portfolio and allocated accordingly. As economic conditions, performance of our loans and internal processes change, it is possible that future increases or possible decreases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	For the Years Ended December 31,
Activity	2015	2014	2013	2012	2011
Beginning Balance	$9,922	$13,080	$16,810	$18,380	$25,014
Provision charged to expense	(2,200)	—	550	4,800	7,959
Advances made on loans with off balance sheet provision	—	—	—	—	153
Loan Losses:
Commercial, financial and agricultural	(182)	(894)	(1,625)	(1,523)	(4,022)
Real estate – construction	(226)	(292)	(312)	(357)	(7,245)
Real estate – commercial	(724)	(2,190)	(2,811)	(2,845)	(4,147)
Real estate – residential	(1,127)	(1,104)	(1,143)	(1,690)	(1,299)
Installment loans to individuals	(101)	(79)	(153)	(336)	(694)
Total loan losses	(2,360)	(4,559)	(6,044)	(6,751)	(17,407)
Recoveries:
Commercial, financial and agricultural	1,629	550	169	97	224
Real estate – construction	215	236	452	73	1,296
Real estate – commercial	147	427	439	61	877
Real estate – residential	99	148	576	87	141
Installment loans to individuals	41	40	128	63	123
Total recoveries	2,131	1,401	1,764	381	2,661
Net charge offs	(229)	(3,158)	(4,280)	(6,370)	(14,746)
Balance at End of Period	$7,493	$9,922	$13,080	$16,810	$18,380
Net charge offs as a % of average loans	0.05%	0.67%	0.84%	1.14%	2.24%

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

Table of Contents	24

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 36% of the allowance to commercial real estate loans, which constituted 22.34% of our loan portfolio at December 31, 2015. This allocation decreased when compared to the 45% in 2014 due to the fact commercial real estate loans decreased $9.5 million from 2014 to 2015 and due to the $577 thousand in net charge offs during 2015 that impacts our historical loss rate. We have allocated 32% of the allowance to residential real estate loans, which constituted 58.00% of our loan portfolio at December 31, 2015. This allocation increased when compared to the 27% in 2014 due to the $1.0 million in net charge offs during 2015.

Both residential and commercial real estate loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 4% of the allowance to real estate construction loans, which constituted 3.33% of our loan portfolio at December 31, 2015. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Values may not always be easily ascertainable as evidenced by the current market conditions. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities.

We have allocated 14% of the allowance to commercial loans, which constituted 10.76% of our loan portfolio at December 31, 2015. Our allocation decreased as a percentage of the allowance for loan losses due to the $2.8 million decrease in commercial loans during 2015.

We have allocated 2% of the allowance to consumer installment loans, which constituted 5.57% of our loan portfolio at December 31, 2015, which was comparable to the 2% allocation we had in 2014.

The following table shows the balance and percentage of our allowance for loan losses (or “ALLL”) allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2011 through December 31, 2015

(Dollars in thousands)

	December 31, 2015			December 31, 2014			December 31, 2013
	Amount	% of ALLL	%of Loans	Amount	% of ALLL	%of Loans	Amount	% of ALLL	% of Loans
Commercial	$1,066	14%	10.76%	$1,496	15%	10.99%	$2,710	21%	11.70%
R/E-const.	332	4%	3.33%	199	2%	3.37%	1,184	9%	4.55%
R/E-comm.	2,384	36%	22.34%	4,418	45%	23.62%	5,203	40%	25.59%
R/E-resid.	2,669	32%	58.00%	2,726	27%	56.37%	3,449	26%	52.87%
Installment	128	2%	5.57%	171	2%	5.65%	153	1%	5.29%
Unallocated	914	12%		912	9%		381	3%
Total	$7,493	100%	100.00%	$9,922	100%	100.00%	$13,080	100%	100.00%

	December 31, 2012			December 31, 2011
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$3,383	20%	12.61%	$3,322	18%	14.35%
R/E-const.	2,166	13%	4.66%	3,848	21%	5.42%
R/E-comm.	6,720	40%	28.70%	5,671	31%	28.57%
R/E-resid.	3,602	22%	48.39%	3,907	21%	45.22%
Installment	388	2%	5.64%	781	4%	6.44%
Unallocated	551	3%		851	5%
Total	$16,810	100%	100.00%	$18,380	100%	100.00%

Table of Contents	25

Other Real Estate Owned

Other real estate owned decreased $2.6 million or 17.62%, to $12.4 million at December 31, 2015 from $15.0 million at December 31, 2014. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. We want to reduce the level of OREO in order to reduce the level of nonperforming assets at the Bank, while keeping in mind the impact to earnings and capital. In both 2015 and 2014, pricing adjustments were made to make certain properties more marketable, which, in some cases, reduced the price below the fair value of the property (which is based on an appraisal less estimated disposition costs). During 2015, we recorded OREO writedowns of $3.2 million. During 2014, we retained the services of a real estate broker to assist us in marketing our OREO properties but discontinued these services in 2015. As a result of this consultation, we wrote down various properties by $1.1 million in 2014. Newly added properties are being valued as they are transferred into OREO. Valuing OREO is an ongoing process and additional future writedowns are possible.

During 2015 we acquired $3.3 million in other real estate owned properties as a result of settlement of foreclosed loans, offset by sales of $2.7 million of our properties with net gains totaling $99 thousand. During 2014, we acquired $4.3 million in other real estate owned properties as a result of settlement of foreclosed loans, which was offset by sales of $3.8 million of our properties with net losses totaling $173 thousand.

We are taking an aggressive approach toward liquidating properties to reduce our level of foreclosed properties. We do have lease agreements on certain other real estate owned properties which are generating rental income at market rates. Rental income on OREO properties was $265 thousand in 2015, an increase of $115 thousand, or 76.67%, when compared to the $150 thousand recognized in 2014.

Investment Securities

Total investment securities increased to $101.6 million at December 31, 2015 from $100.1 million at December 31, 2014. All securities are classified as available-for-sale for liquidity purposes. Investment securities with a carrying value of $15.4 million and $17.5 million at December 31, 2015 and 2014, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

As deemed appropriate, we will continue to invest funds in investment securities to help increase interest income and we anticipate maintaining or slightly decreasing the size of the portfolio during 2016. The portfolio is comprised of short to mid-term investments. The carrying values of investment securities and the different types of investments are shown in the following table:

Investment Securities Portfolio

(Dollars in thousands)

	December 31,
	2015		2014
	Amortized	Fair	Amortized	Fair
Available for Sale	Cost	Value	Cost	Value
U.S. Government Agencies	$41,488	$41,523	$43,985	$44,070
Taxable municipals	3,337	3,281	293	288
Corporate bonds	1,944	1,939	—	—
Mortgage backed securities	55,369	54,899	55,896	55,711
Total Securities AFS	$102,138	$101,642	$100,174	$100,069

Table of Contents	26

At December 31, 2015, we had an unrealized loss in our investment portfolio totaling $496 thousand as compared to a $105 thousand unrealized loss at December 31, 2014. The $391 thousand decrease in fair value is due to changes in long term interest rates during 2015. We believe this unrealized loss may increase when interest rates increase; therefore, our strategy is to reduce the overall portfolio interest rate risk as interest rates may rise in the future. We foresee purchasing additional securities in the near future as opportunities arise, and selling securities if it improves the portfolio mix in a rising interest rate environment. We have, however, reviewed our investment portfolio and no investment security is deemed to have a permanent impairment. We monitor our portfolio regularly and are actively managing it to maintain liquidity, reduce interest rate risk and enhance earnings.

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2015 are shown by contractual maturity and do not reflect principal paydowns for amortizing securities, in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities

(Dollars in thousands)

			Weighted
	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	3,178	3,176	1.22%
Due after five years through ten years	13,521	13,459	2.09%
Due after ten years	85,439	85,007	1.94%
Total	$102,138	$101,642	1.93%

Deposits

Total deposits were $558.0 million at December 31, 2015, a decrease of $27.2 million, or 4.64%, from $585.2 million at December 31, 2014. Most of the decrease has been in time deposits which are our highest cost deposit funding source. During 2015, we experienced a decrease in time deposits of $43.0 million. The decrease in time deposits, is attributed to our plan to decrease higher cost deposits in order to improve earnings and increase capital ratios. This is the result of decreased interest rates offered in this very low interest rate environment. During 2015, interest rate sensitive deposits have generally been withdrawn to seek other investment opportunities.

Core deposits, which are mainly transaction accounts, commercial relationships and savings products, increased as noninterest bearing deposits grew 4.00%, or $5.7 million, from $144.0 million at December 31, 2014 to $149.7 million at December 31, 2015. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. We experienced a small decrease of $684 thousand in interest bearing demand deposits during 2015. We continue our efforts to increase core deposit levels.

Savings deposits increased $9.4 million, or 8.39%, to $121.1 million at December 31, 2015 as compared to $111.7 million at December 31, 2014.

The shift from higher-costing time deposits to lower-costing non-maturity deposits represents a favorable repositioning of the Company’s deposit mix. We believe the continued decrease in time deposits is primarily the result of the prolonged low interest rate environment. In addition, during 2015, longer term time deposits that originated at denovo branches matured. We did not match interest rates to retain these high cost deposits. We also expect to continue to lose higher cost deposits at a slower pace in the near future as some longer term time deposits mature and will likely reprice at much lower interest rates. We believe despite the deposit decrease, we have adequate liquidity.

Time deposits of $100,000 or more equaled approximately 16.59% of deposits at the end of 2015 and 18.62% of deposits at the end of 2014.

Table of Contents	27

We have brokered deposits totaling $2.7 million with a term of 10 years. These deposits were used to fund a particular 10 year balloon mortgage product. Internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis above. Total CDARs time deposits were $6.3 million in 2015 and 2014, respectively.

Maturities of time deposits of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More

(Dollars in thousands)

December 31, 2015

Three months or less	$21,858
Over three months through six months	18,119
Over six months through twelve months	21,437
Over one year	31,169
Total	$92,583

Noninterest Income

For 2015, noninterest income increased to $6.4 million from $6.2 million for the same period in 2014. This is an increase of $162 thousand, or 2.60%. This increase was primarily due to the $217 thousand in life insurance earnings we received in August 2015 as the result of the death benefits we received on the life insurance policy. The Bank was the beneficiary of the policy, that was acquired in 2010 as part of a settlement with a former borrower on several defaulted loans. The ratio of noninterest income as a percentage of average assets increased to 0.99% in 2015 as compared to 0.92% in 2014. We anticipate this percentage to slightly increase during 2016 as we continue to seek opportunities to improve noninterest income through new products and services.

Noninterest Expense

Noninterest expenses decreased $71 thousand, or 0.25%, to $28.5 million in 2015 from $28.6 million in 2014. The following are explanations of the decrease in non-interest expenses during 2015.

Salaries and employee benefits decreased from $12.7 million in 2014 to $11.8 million in 2015, a decrease of $902 thousand, or 7.09%. This decrease was mainly due to management’s decision to close four lower-performing branches in October 2014 which resulted in staff reductions during 2014 and attrition. Total full time equivalent employees have decreased to 242 at December 31, 2015 from 243 at December 31, 2014, a reduction of 1, or 0.41%.

Occupancy and equipment expenses remained constant at $3.9 million in 2015 and 2014. Advertising expense decreased $56 thousand from 2014 to 2015. Data processing and telecommunication expenses decreased $95 thousand from 2014 to 2015.

In 2015, FDIC assessment expense decreased $585 thousand, or 41.00%, from $1.4 million in 2014 to $842 thousand in 2015. This is partly due to the reduction of average assets, which is caused by the reduction of total deposits during 2015, and the Bank’s overall improvements.

Expenses related to other real estate owned and repossessed assets increased $1.8 million, or 78.83%, from $2.3 million in 2014 to $4.1 million in 2015. During 2015 we had to record writedowns on other real estate owned properties in the amount of $3.2 million compared to $1.1 million in 2014. This increase in writedowns was offset by a reduction in the amount of losses on the sale of other real estate owned. During 2015 we had a gain on the sale of other real estate owned of $99 thousand compared to a loss of $173 thousand in 2014. OREO decreased in 2015 to $12.4 million at December 31, 2015 from $15.0 million at December 31, 2014.

Table of Contents	28

Our efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 98.34% in 2015 as compared to 99.18% in 2014. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity. We anticipate the efficiency ratio to improve in the future.

Life Insurance

We have life insurance policies on the life of one key officer and three former key officers. The Bank is the beneficiary under each policy. The aggregate total cash surrender value of the policies was $12.1 million and $12.0 million at December 31, 2015 and December 31, 2014, respectively. The policies owned on current and former officers are separate account life insurance policies and the income is based on a short term investment portfolio managed by the insurance provider which should increase in earnings when and if interest rates increase in the future.

In addition, as discussed in the “Overview,” “Provision for Loan Losses,” and Noninterest Income” sections above, we owned a policy in which the Bank was the beneficiary which was acquired in 2010 as part of a settlement with a former borrower on several defaulted loans. We received death benefits of $1.8 million that were applied as a recovery of $1.2 million on the defaulted loans, redemption of the cash surrender value of $357 thousand being carried on the policy at the time of redemption, and earnings on life insurance of $217 thousand.

Total income for the policies during 2015 was $346 thousand as compared to $85 thousand for the year ending 2014.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $5.1 million existed at December 31, 2015 as compared to a net deferred tax asset of $5.0 million at December 31, 2014. At December 31, 2015 we had a valuation allowance of $5.7 million as compared to a valuation allowance of $6.4 million at December 31, 2014. During 2015 we recorded a reversal of $735 thousand of our deferred tax asset valuation allowance as compared to recording $38 thousand in deferred tax asset valuation allowance 2014. Management reviewed the deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that no additional deferred tax asset valuation allowance was required during 2015. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $5.7 million allowance, would be realizable. Management is required to consider all evidence, both positive and negative in making this determination. As of December 31, 2015, the Company had $15.1 million of net operating loss carryforwards which will expire in 2031 thru 2035. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

The Company’s tax filings for years ended 2013 through 2015 were at year end 2015 open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and state taxing authorities. Our tax filings for the years ended 2010, 2011, and 2012 had been under examination by the IRS. In March 2015, we received notification from the IRS that as a result of the examination no changes were made to our reported tax.

Table of Contents	29

After the common stock offering was concluded in December 2012, the Company evaluated whether a "change of control" as defined in Internal Revenue Code ("IRC") section 382 had occurred. A change of control for purposes of IRC section 382 would  have occurred if  50% or more of the ownership of the Company had changed as a result of the offering and stock transactions occurring in the preceding 3 years. In that case IRC section 382 would impose certain limitations which would restrict the ability of the Company to utilize the current amount of tax loss carryforwards among other future tax deductions.  We concluded that a change of control did not occur under the IRC section 382.  The three year period concluded in December 2015. We are no longer required to monitor any increase in the ownership of any 5% owner in the Company, of any new investors participating in the common stock offering that were not investors before the offering, and of any new 5% owner acquiring common stock from existing shareholders excluding the two aforementioned groups.

Capital Resources

Our total capital at the end of 2015 was $46.1 million compared to $42.9 million in 2014. The increase was $3.2 million, or 7.55%. The Bank and the Company were both well capitalized as of December 31, 2015, as defined by the regulatory capital guidelines. New Peoples equity as a percentage of total assets was 7.36% at December 31, 2015 compared to 6.58% at December 31, 2014. The annualized return on average equity was 5.95% for the fiscal year 2015 and 0.59% for the same period in 2014. The book value per common share was $1.97 at December 31, 2015 compared to $1.87 at December 31, 2014.

Total assets decreased in 2015 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. We will continue the reduction of nonperforming assets and the continued reduction of high cost time deposits. Our primary source of capital comes from retained earnings. We developed a new capital plan in 2015. Under current economic conditions, we believe it is prudent to continue to increase capital to absorb potential losses that may occur if asset quality deteriorates further. We are aware that capital needs and requirements are affected by the level of problem assets, growth, earnings and other factors. Based upon projections, we believe retained earnings will be sufficient to provide for this economic cycle to increase capital levels. As part of our initiative to maintain regulatory capital ratios, we are working to further reduce our nonperforming assets, and focused on replacing this reduction with high quality interest earning assets. Deposit growth is primarily focused on growing core deposits, which are mainly transaction accounts, commercial relationships and savings products. We are focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. We are fully implementing this strategy to increase capital. However, these efforts alone may not provide us adequate capital if further losses are realized related to OREO or loans.

No cash dividends have been paid historically and none are anticipated in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practical.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $112.6 million at December 31, 2015, down from $118.1 million at December 31, 2014. We plan to maintain surplus short-term assets at levels adequate to meet potential liquidity needs during 2016.

At December 31, 2015, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $86.2 million, which is net of those securities pledged as collateral. This will primarily serve as a source of liquidity while yielding a higher return than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. We have slightly increased our investment portfolio from $100.1 million at December 31, 2014 to $101.6 million at December 31, 2015. Our strategy is to manage the portfolio with future purchases that reduce price risk in a rising interest rate environment and shorten the duration of these securities to be able to invest in higher yielding loans and investments when interest rates do rise again, however this strategy reduces investment income. A $391 thousand decrease in fair market value resulted in a net unrealized loss of $496 thousand at December 31, 2015 compared to the net unrealized loss at December 31, 2014, which was $105 thousand. This unrealized loss of $496 thousand could negatively impact earnings if the investment portfolio had to be quickly liquidated.

Table of Contents	30

Our loan to deposit ratio was 79.06% at December 31, 2015 and 78.19% at year end 2014.

Available third party sources of liquidity remain intact at December 31, 2015 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. In May 2015, we received notification that a $3.0 million unsecured fed funds line of credit facility with a correspondent bank had been reinstated, which gives us an additional source of liquidity.

At December 31, 2015, we had borrowings from the Federal Home Loan Bank totaling $3.0 million as compared to $4.2 million at December 31, 2014. None are overnight and subject to daily interest rate changes. The borrowings have a maturity date in the year 2018, but reduce in principal amounts monthly or quarterly. The decrease of $1.2 million was due to regularly scheduled principal payments. We also used our line of credit with the Federal Home Loan Bank to issue a letter of credit for $7.0 million in 2013 and letters of credit totaling $5.0 million in 2015 to the Treasury Board of Virginia for collateral on public funds. An additional $103.0 million was available on December 31, 2015 on the $117.9 million line of credit, which is secured by a blanket lien on our residential real estate loans.

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

Concerning the Company’s liquidity, we have $1.4 million in cash as of December 31, 2015. These funds will be used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed.

On September 29, 2014, $500 thousand was injected into the Bank’s capital from the Company and on October 9, 2014 an additional $1.25 million was injected into the Bank’s capital from the Company. The total $1.75 million in capital injections was to increase the capital position and capital ratios of the Bank.

During the month of October 2014, members of the board of directors and management of the Company exercised 1,006,261 common stock warrants at a price of $1.75 per share. As a result an additional $1.76 million of capital was raised at the Company. These funds helped to offset the $1.75 million of funds used for the capital injections mentioned above.

Table of Contents	31

During the month of October 2015, a member of the board of directors of the Company and his family exercised 233,886 common stock warrants at a price of $1.75 per share. During the month of November 2015, a member of the board of directors of the Company exercised 225,000 common stock warrants at a price of $1.75 per share. During the month of December 2015, a member of the board of directors of the Company and his family exercised 16,542 common stock warrants at a price of $1.75 per share. As a result of these exercises an additional $832 thousand of capital was raised at the Company. The additional liquidity provided by the funds will be used by the Company to pay its operating expenses and trust preferred interest payments.

In October 2009, a restriction to pay dividends from the Bank to the Company was issued by the Federal Reserve Bank of Richmond. In July 2010, the Company and the Bank entered into the Written Agreement discussed in Note 3. The Written Agreement prohibited the payment of interest on the trust preferred securities without prior regulatory approval. As a result, interest on trust preferred securities issued by the Company had been deferred until such restriction was removed. This deferral was for a period of 60 months, and was set to expire on January 7, 2015. In the fourth quarter of 2014, the Company requested and received regulatory approval to pay the cumulative deferred interest on the trust preferred securities due on January 7, 2015 totaling $2.5 million, which the Company paid on December 10, 2014. As a result of this payment there was no interest in arrears on the trust preferred securities as of December 31, 2014.

At this time the Company is not deferring the payment of the interest on the trust preferred securities; however, as discussed above, regulatory approval was needed to pay the interest. In March 2015, the Company requested and received regulatory approval to pay the $107 thousand in interest on the trust preferred securities due on April 7, 2015, which the Company paid on April 3, 2015. In June 2015, the Company requested and received regulatory approval to pay the $109 thousand in interest on the trust preferred securities due on July 7, 2015, which the Company paid on July 2, 2015. In September 2015, the Company requested and received regulatory approval to pay the $111 thousand in interest on the trust preferred securities due on October 7, 2015, which the Company paid on October 5, 2015. In December 2015, the Company requested and received regulatory approval to pay the $112 thousand in interest on the trust preferred securities due on January 7, 2016, which the Company paid on January 5, 2016.

The restriction requiring regulatory approval before the payment of interest on the trust preferred securities was lifted when the Written Agreement was terminated effective January 20, 2016.

During the capital raise in 2012, common stock warrants were issued to investors. The warrants are immediately exercisable through December 2017 at a price of $1.75 per share. During 2014, 1,006,361 warrants were exercised, and in 2015 475,428 warrants were exercised which reduced the number of warrants outstanding at December 31, 2015 to 882,353. When, and if, these warrants are exercised, additional funds may be received by the Company, which provides potentially up to $1.5 million in additional liquidity and capital at the Company level. Additional contingent funding sources will be explored as available.

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

Table of Contents	32

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2015 and 2014 is as follows:

(Dollars in thousands)	2015	2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$27,742	$26,082
Standby letters of credit	2,435	2,638

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

Interest Sensitivity

At December 31, 2015, we had a negative cumulative gap rate sensitivity ratio of 40.13% for the one year re-pricing period, compared to 41.67% at December 31, 2014. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would probably decrease in periods during which interest rates are increasing. We are closely monitoring our position and implementing adjustments periodically to strategically position ourselves to enhance earnings in current and anticipated interest rate environments. The below table is based on contractual maturities and does not take into consideration prepayment speeds of investment securities and loans nor does it factor decay rates for non maturity deposits. Based on these behavioral factors, we are in a position to increase interest income in a rising interest rate environment. Management reviews our interest rate risk profile quarterly and believes that the current position presents acceptable risk.

Table of Contents	33

Interest Sensitivity Analysis

December 31, 2015

(Dollars in thousands)

	1- 90 Days	91-365 Days	1-3 Years	4-5 Years	6-15 Years	Over 15 Years	Total
Uses of funds:
Loans	$43,336	$34,310	$104,218	$106,838	$100,360	$52,107	$441,169
Federal funds sold	—	—	—	—	—	—	—
Deposits with banks	11,251	—	—	—	—	—	11,251
Investments	18,132	2,070	1,885	4,126	32,955	42,474	101,642
Bank owned life insurance	12,105	—	—	—	—	—	12,105
Total earning assets	$84,824	36,380	$106,103	$110,964	$133,315	$94,581	$566,167

Sources of funds:
Interest Bearing DDA	$30,251	$—	$—	$—	$—	$—	30,251
Savings & MMDA	121,076	—	—	—	—	—	121,076
Time Deposits	66,971	113,610	43,013	33,384	—	—	256,978
Trust preferred securities	16,496	—	—	—	—	—	16,496
Other borrowings	—	—	2,958	—	—	—	2,958
Total interest bearing liabilities	$234,794	$113,610	$45,971	$33,384	$—	$—	$427,759
Discrete Gap	$(149,970)	$(77,230)	$60,132	$77,580	$133,315	$94,581	$138,408
Cumulative Gap	$(149,970)	$(227,200)	$(167,068)	$(89,488)	$43,827	$138,408
Cumulative Gap as % of Total Earning Assets	(26.49)%	(40.13)%	(29.51)%	(15.81)%	7.74%	24.45%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Table of Contents	34

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

CONTENTS
Page

Report of the Independent Registered Public Accounting Firm	36

Consolidated Balance Sheets
December 31, 2015 and 2014	37

Consolidated Statements of Income - Years Ended
December 31, 2015 and 2014	38

Consolidated Statements of Comprehensive Income - Years Ended
December 31, 2015 and 2014	39

Consolidated Statements of Stockholders’ Equity - Years Ended
December 31, 2015 and 2014	40

Consolidated Statements of Cash Flows - Years Ended
December 31, 2015 and 2014	41

Notes to Consolidated Financial Statements	42

Table of Contents	35

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

New Peoples Bankshares, Inc. and Subsidiaries

Honaker, Virginia

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina

March 1, 2016

Elliott Davis Decosimo LLC | www.elliottdavis.com

Table of Contents	36

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(IN THOUSANDS EXCEPT SHARE DATA)

	2015	2014
ASSETS
Cash and due from banks	$15,087	$14,622
Interest-bearing deposits with banks	11,251	20,933
Federal funds sold	—	5
Total Cash and Cash Equivalents	26,338	35,560

Investment securities available-for-sale	101,642	100,069

Loans receivable	441,169	457,549
Allowance for loan losses	(7,493)	(9,922)
Net Loans	433,676	447,627

Bank premises and equipment, net	28,148	28,766
Equity securities (restricted)	2,441	2,369
Other real estate owned	12,398	15,049
Accrued interest receivable	1,816	1,975
Life insurance investments	12,105	12,268
Deferred taxes, net	5,121	4,988
Other assets	2,213	2,413
Total Assets	$625,898	$651,084

LIABILITIES

Deposits
Demand deposits
Noninterest bearing	$149,714	$143,950
Interest-bearing	30,251	29,567
Savings deposits	121,076	111,701
Time deposits	256,978	299,974
Total Deposits	558,019	585,192

FHLB advances	2,958	4,158
Accrued interest payable	288	266
Accrued expenses and other liabilities	2,050	2,121
Trust preferred securities	16,496	16,496
Total Liabilities	579,811	608,233

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized; 23,354,082 and 22,878,654 shares issued and outstanding at December 31, 2015 and 2014, respectively	46,708	45,757
Common stock warrants	764	1,176
Additional paid-in capital	13,965	13,672
Retained deficit	(15,023)	(17,685)
Accumulated other comprehensive loss	(327)	(69)
Total Stockholders’ Equity	46,087	42,851
Total Liabilities and Stockholders’ Equity	$625,898	$651,084

The accompanying notes are an integral part of this statement.

Table of Contents	37

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	2015	2014
INTEREST AND DIVIDEND INCOME
Loans including fees	$23,671	$24,875
Federal funds sold	2	3
Interest-earning deposits with banks	91	155
Investments	1,759	1,482
Dividends on equity securities (restricted)	132	129
Total Interest and Dividend Income	25,655	26,644

INTEREST EXPENSE
Deposits
Demand	37	37
Savings	173	180
Time deposits below $100,000	1,343	1,829
Time deposits above $100,000	916	1,270
FHLB advances	145	195
Trust Preferred Securities	440	545
Total Interest Expense	3,054	4,056

NET INTEREST INCOME	22,601	22,588
PROVISION FOR LOAN LOSSES	(2,200)	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,801	22,588

NONINTEREST INCOME
Service charges	2,216	2,191
Fees, commission and other income	3,247	3,572
Insurance and investment fees	559	391
Net realized gains on sale of investment securities	35	2
Life insurance investment income	346	85
Total Noninterest Income	6,403	6,241

NONINTEREST EXPENSES
Salaries and employee benefits	11,823	12,725
Occupancy and equipment expenses	3,865	3,886
Advertising and public relations	407	463
Data processing and telecommunications	2,149	2,244
FDIC insurance premiums	842	1,427
Other real estate owned and repossessed assets, net	4,088	2,286
Other operating expenses	5,349	5,563
Total Noninterest Expenses	28,523	28,594

INCOME BEFORE INCOME TAXES	2,681	235
INCOME TAX EXPENSE (BENEFIT)	19	(5)
NET INCOME	$2,662	$240

Income Per Share
Basic and Fully Diluted	$0.12	$0.01
Average Weighted Shares of Common Stock
Basic and Fully Diluted	22,955,391	22,099,926

 The accompanying notes are an integral part of this statement.

Table of Contents	38

 NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(IN THOUSANDS)

	2015	2014

NET INCOME	$2,662	$240

Other comprehensive income (loss):
Investment securities activity:
Unrealized gains (losses) arising during the year	(356)	1,351
Tax related to unrealized gains (losses)	121	(459)
Reclassification of realized gains during the year	(35)	(2)
Tax related to realized gains	12	1
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(258)	891
TOTAL COMPREHENSIVE INCOME	$2,404	$1,131

The accompanying notes are an integral part of this statement.

Table of Contents	39

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(IN THOUSANDS INCLUDING SHARE DATA)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
Balance, December 31, 2013	21,872	$43,745	$2,050	$13,050	$(17,925)	$(960)	$39,960

Net income	—	—	—	—	240	—	240

Exercise of common stock warrants	1,006	2,012	(874)	622	—	—	1,760

Other comprehensive income, net of tax	—	—	—	—	—	891	891

Balance, December 31, 2014	22,878	45,757	1,176	13,672	(17,685)	(69)	42,851

Net income	—	—	—	—	2,662	—	2,662

Exercise of common stock warrants	476	951	(412)	293	—	—	832

Other comprehensive loss, net of tax	—	—	—	—	—	(258)	(258)

Balance, December 31, 2015	23,354	$46,708	$764	$13,965	$(15,023)	$(327)	$46,087

The accompanying notes are an integral part of this statement.

Table of Contents	40

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(IN THOUSANDS)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,662	$240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,092	2,216
Provision for loan losses	(2,200)	—
Income on life insurance	(411)	(150)
Gain on sale of securities available-for-sale	(35)	(2)
Gain on sale of premises and equipment	(160)	(386)
(Gain) Loss on sale of foreclosed real estate	(99)	173
Adjustment of carrying value of foreclosed real estate	3,246	1,099
Accretion of bond premiums/discounts	1,140	1,038
Amortization of core deposit intangible	—	8
Net change in:
Interest receivable	159	311
Other assets	200	158
Accrued interest payable	22	(2,021)
Accrued expenses and other liabilities	(121)	508
Net Cash Provided by Operating Activities	6,495	3,192

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	12,566	24,611
Proceeds from sale of loans	—	4,655
Purchase of securities available-for-sale	(29,312)	(54,859)
Proceeds from sale and maturities of securities available-for-sale	26,243	34,229
Sale of Federal Home Loan Bank stock	30	350
Purchase of Federal Reserve Bank stock	(37)	(15)
Purchase of CBB Financial Corp. stock	(65)	—
Payments for the purchase of premises and equipment	(2,423)	(1,753)
Payments for the purchase of other real estate owned	(12)	—
Proceeds from bank owned life insurance investment	1,793	—
Proceeds from sale of premises and equipment	1,109	1,133
Proceeds from insurance claims on other real estate owned	101
Proceeds from sales of other real estate owned	1,831	2,582
Net Cash Provided by Investing Activities	11,824	10,933

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of common stock warrants	832	1,760
Repayments to Federal Home Loan Bank	(1,200)	(1,200)
Net change in:
Demand deposits	6,448	5,634
Savings deposits	9,375	7,578
Time deposits	(42,996)	(47,017)
Net Cash Used in Financing Activities	(27,541)	(33,245)
Net decrease in cash and cash equivalents	(9,222)	(19,120)
Cash and Cash Equivalents, Beginning of the Year	35,560	54,680
Cash and Cash Equivalents, End of the Year	$26,338	$35,560

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$3,032	$6,077
Taxes	$—	$—
Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$3,277	$4,306
Loans made to finance sale of foreclosed real estate	$878	$1,256
Donation of other real estate owned	$33	$—

The accompanying notes are an integral part of this statement.

Table of Contents	41

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation Policy - The consolidated financial statements include the Company, the Bank, NPB Insurance Services, Inc., and NPB Web Services, Inc. (Hereinafter, collectively referred to as “The Company.”) All significant intercompany balances and transactions have been eliminated. In accordance with Accounting Standards Codification (“ASC”) 942, Financial Services – Depository and Lending, NPB Capital Trust I and 2 are not included in the consolidated financial statements.

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

The amortization of premiums and accretion of discounts are recognized in interest income using the effective interest method over the period to maturity. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, net of tax, whereas realized gains and losses flow through the statements of income.

Loans – Loans are carried on the balance sheet at unpaid principal balance, net of any unearned interest and the allowance for loan losses. Interest income on loans is computed using the effective interest method, except where serious doubt exists as to the collectibility of the loan, in which case accrual of the income is discontinued.

Table of Contents	42

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $11.5 million as of December 31, 2015. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

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

Table of Contents	43

In regard to our consumer and consumer real estate loan portfolio, the Company uses the guidance found in the Uniform Retail Credit Classification and Account Management Policy which affects our estimate of the allowance for loan losses. Under this approach, a consumer or consumer real estate loan must initially have a credit risk grade of Pass or better. Subsequently, if the loan becomes contractually 90 days past due or the borrower files for bankruptcy protection, the loan is downgraded to Substandard and placed in nonaccrual status. If the loan is unsecured, upon being deemed Substandard, the entire loan amount is charged off. For non 1-4 family residential loans that are 90 days past due or greater, or in bankruptcy, the collateral value less estimated liquidation costs is compared to the loan balance to calculate any potential deficiency. If the collateral is sufficient then no charge-off is necessary. If a deficiency exists, then upon the loan becoming contractually 120 days past due, the deficiency is charged-off against the allowance for loan loss. In the case of 1-4 family residential or home equity loans, upon the loan becoming 120 days past due, a current value is obtained and after application of an estimated liquidation discount, a comparison is made to the loan balance to calculate any deficiency. Subsequently, any noted deficiency is then charged-off against the allowance for loan loss when the loan becomes contractually 180 days past due. If the customer has filed bankruptcy, then within 60 days of the bankruptcy notice, any calculated deficiency is charged-off against the allowance for loan loss. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

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

Stock Options - The Company records compensation related to stock options pursuant to ASC 718, Compensation – Stock Compensation, which requires the estimated fair market value of the expense to be reflected over the period the award is earned which is presumed to be the vesting period. For additional discussion concerning stock options see Note 15, “Stock Option Plan.”

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

In the event the Company has unrecognized tax expense in future accounting periods, the Company will recognize interest in interest expense and penalties in operating expenses. There were no interest or penalties related to an unrecognized tax position for the years ended December 31, 2015 and 2014. Because of the impact of deferred tax accounting, other than interest and penalties, the reversal of the Company’s treatment by taxing authorities would not affect the annual effective tax rate but would defer or accelerate the payment of cash to the taxing authority. The Company’s tax filings for years ended 2013 through 2015 are currently open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and state taxing authorities.

Table of Contents	44

Financial Instruments – Off-balance-sheet instruments - In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

Income Per Share – Basic income per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants and are determined by the Treasury Method. For the years ended December 31, 2015 and 2014, potential common shares of 882,353 and 1,555,964, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the years ended
	December 31,
	2015	2014
Net income	$2,662	$240
Weighted average shares outstanding	22,955,391	22,099,926
Weighted average dilutive shares outstanding	22,955,391	22,099,926
Basic and diluted income per share	$0.12	$0.01

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

NOTE 3 FORMAL WRITTEN AGREEMENT:

The Company and the Bank had previously entered into the Written Agreement with the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission Bureau of Financial Institutions. On February 2, 2016, the Company and the Bank announced that they had successfully complied with all of the requirements of the Written Agreement and accordingly, effective January 20, 2016, the agreement had been terminated.

Table of Contents	45

Under the terms of the Written Agreement, the Bank developed and submitted for approval within specified time periods written plans related to board oversight; the Bank’s management and governance, including management of the Bank’s operations, credit risk management, lending and credit risk administration, management of commercial real estate concentrations; the review and grading of the Bank’s loan portfolio; the  improvement of Bank problem assets in excess of $1 million; the maintenance of  an adequate allowance for loan and lease losses; the enhanced management of the Bank’s liquidity position and funds management practices; the revision of the Bank’s contingency funding and strategic plans; and the  enhancement of the Bank’s anti-money laundering activities. The Written Agreement also imposed limitations on actions taken on criticized credits and credits classified as “loss”. The Written Agreement required the submission of capital plans and the maintenance of adequate capital and restricted the payment of dividends and other distributions, the redemption of stock and the incurrence of debt.

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $11.2 million and $20.9 million at December 31, 2015 and 2014, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank or on deposit with the Federal Reserve Bank. At December 31, 2015 and 2014, all required reserves were met by the Bank’s vault cash.

In May 2015, we received notification that a $3.0 million unsecured fed funds line of credit facility with a correspondent bank had been reinstated. A condition of this unsecured fed funds line of credit is that the Bank agreed to maintain a minimum deposit balance with the correspondent bank of $200 thousand. As of December 31, 2015, the Bank was in compliance with this requirement.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
December 31, 2015
U.S. Government Agencies	$41,488	$244	$209	$41,523
Taxable municipals	3,337	5	61	3,281
Corporate bonds	1,944	15	20	1,939
Mortgage backed securities	55,369	41	511	54,899
Total Securities AFS	102,138	$305	$801	$101,642

December 31, 2014
U.S. Government Agencies	$43,985	$332	$247	$44,070
Taxable municipals	293	—	5	288
Corporate bonds	—	—	—	—
Mortgage backed securities	55,896	144	329	55,711
Total Securities AFS	$100,174	$476	$581	$100,069

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 and December 31, 2014.

Table of Contents	46

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
U.S. Government Agencies	$14,995	$81	$7,708	$128	$22,073	$209
Taxable municipals	2,136	57	278	4	2,414	61
Corporate bonds	923	20	—	—	923	20
Mtg. backed securities	38,945	354	8,719	157	47,664	511
Total Securities AFS	$56,999	$512	$16,705	$289	$73,074	$801

December 31, 2014
U.S. Government Agencies	$7,408	$38	$12,965	$209	$20,373	$247
Taxable municipals	288	5	—	—	288	5
Mtg. backed securities	21,083	179	11,622	150	32,705	329
Total Securities AFS	$28,779	$222	$24,587	$359	$53,366	$581

At December 31, 2015, the available-for-sale portfolio included one hundred and thirty four investments for which the fair market value was less than amortized cost. At December 31, 2014, the available-for-sale portfolio included eighty four investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No securities were deemed to have an other than temporary impairment.

The amortized cost and fair value of investment securities at December 31, 2015, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	3,178	3,176	1.22%
Due after five years through ten years	13,521	13,459	2.09%
Due after ten years	85,439	85,007	1.94%
Total	$102,138	$101,642	1.93%

Investment securities with a carrying value of $15.4 million and $17.5 million at December 31, 2015 and 2014, were pledged to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. In August 2015, the Bank purchased stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.4 million as of December 31, 2015 and 2014. The stock has no quoted market value and no ready market exists.

Table of Contents	47

NOTE 6 LOANS:

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2015	2014
Real estate secured:
Commercial	$98,569	$108,062
Construction and land development	14,672	15,439
Residential 1-4 family	242,916	243,538
Multifamily	12,954	14,409
Farmland	22,174	25,252
Total real estate loans	391,285	406,700
Commercial	21,469	21,807
Agriculture	3,793	3,117
Consumer installment loans	24,568	25,828
All other loans	54	97
Total loans	$441,169	$457,549

Loans receivable on nonaccrual status at December 31, are summarized as follows:

(Dollars are in thousands)	2015	2014
Real estate secured:
Commercial	$4,358	$6,222
Construction and land development	436	332
Residential 1-4 family	8,338	8,589
Multifamily	430	118
Farmland	1,170	5,982
Total real estate loans	14,732	21,243
Commercial	65	554
Agriculture	9	18
Consumer installment loans	41	46
All other loans	—	—
Total loans receivable on nonaccrual status	$14,847	$21,861

Total interest income not recognized on nonaccrual loans for 2015 and 2014 was $697 thousand and $386 thousand, respectively. There were no nonperforming loans sold in 2015. In 2014, three nonperforming loans totaling $5.5 million were sold to further reduce the high level of nonaccrual loans. Charge offs of $1.0 million associated with the three sold nonperforming loans were realized and fully absorbed by the allowance for loan losses during 2014 with no additional provisions needed.

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2015 and December 31, 2014:

Table of Contents	48

As of December 31, 2015 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$4,534	$163	$4,212	$5,173	$—
Construction and land development	12	1	10	10	—
Residential 1-4 family	3,506	161	3,037	3,150	—
Multifamily	520	9	430	471	—
Farmland	5,073	213	3,983	4,620	—
Commercial	267	—	—	—	—
Agriculture	42	4	36	36	—
Consumer installment loans	31	1	11	11	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	2,935	37	2,503	2,849	288
Construction and land development	373	—	289	499	155
Residential 1-4 family	2,219	99	1,920	2,121	168
Multifamily	23	—	—	—	—
Farmland	906	38	761	778	328
Commercial	80	3	69	69	24
Agriculture	24	2	18	18	18
Consumer installment loans	19	4	45	45	2
All other loans	—	—	—	—	—
Total	$20,564	$735	$17,324	$19,850	$983

As of December 31, 2014 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$9,628	$128	$3,986	$5,166	$—
Construction and land development	248	1	15	15	—
Residential 1-4 family	2,959	177	3,245	3,471	—
Multifamily	370	26	438	479	—
Farmland	5,383	114	5,767	6,801	—
Commercial	421	—	548	674	—
Agriculture	62	4	52	52	—
Consumer installment loans	12	1	15	15	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	6,338	132	4,517	4,905	1,482
Construction and land development	505	14	303	355	88
Residential 1-4 family	4,248	126	2,573	2,852	347
Multifamily	268	7	113	113	15
Farmland	2,573	59	1,104	1,116	343
Commercial	407	4	74	74	26
Agriculture	39	2	30	30	30
Consumer installment loans	10	—	—	—	—
All other loans	—	—	—	—	—
Total	$33,471	$795	$22,780	$26,118	$2,331

Table of Contents	49

An age analysis of past due loans receivable was as follows:

As of December 31, 2015 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$311	$105	$2,534	$2,950	$95,619	$98,569	$—
Construction and land development	144	—	17	161	14,511	14,672	—
Residential 1-4 family	4,694	1,487	2,891	9,072	233,844	242,916	—
Multifamily	47	—	320	367	12,587	12,954	—
Farmland	363	—	251	614	21,560	22,174	—
Total real estate loans	5,559	1,592	6,013	13,164	378,121	391,285	—
Commercial	18	1	64	83	21,386	21,469	—
Agriculture	—	—	—	—	3,793	3,793	—
Consumer installment Loans	113	1	27	141	24,427	24,568	—
All other loans	6	—	—	6	48	54	—
Total loans	$5,696	$1,594	$6,104	$13,394	$427,775	$441,169	$—

As of December 31, 2014 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$2,683	$74	$2,411	$5,168	$102,894	$108,062	$—
Construction and land development	94	335	12	441	14,998	15,439	—
Residential 1-4 family	7,885	1,728	2,346	11,959	231,579	243,538	—
Multifamily	320	—	—	320	14,089	14,409	—
Farmland	661	453	—	1,114	24,138	25,252	—
Total real estate loans	11,643	2,590	4,769	19,002	387,698	406,700	—
Commercial	64	15	162	241	21,566	21,807	—
Agriculture	—	4	—	4	3,113	3,117	—
Consumer installment Loans	153	19	21	193	25,635	25,828	—
All other loans	22	6	—	28	69	97	—
Total loans	$11,882	$2,634	$4,952	$19,468	$438,081	$457,549	$—

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

Table of Contents	50

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of December 31, 2015 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$85,255	$7,543	$5,771	$—	$98,569
Construction and land development	12,262	1,974	436	—	14,672
Residential 1-4 family	229,182	3,572	10,162	—	242,916
Multifamily	12,264	187	503	—	12,954
Farmland	16,663	2,923	2,588	—	22,174
Total real estate loans	355,626	16,199	19,460	—	391,285
Commercial	20,641	724	104	—	21,469
Agriculture	3,767	—	26	—	3,793
Consumer installment loans	24,478	—	90	—	24,568
All other loans	54	—	—	—	54
Total	$404,566	$16,923	19,680	$—	$441,169

As of December 31, 2014 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$92,515	$7,925	$7,622	$—	$108,062
Construction and land development	12,974	2,041	424	—	15,439
Residential 1-4 family	230,184	1,965	11,389	—	243,538
Multifamily	13,953	146	310	—	14,409
Farmland	18,159	270	6,823	—	25,252
Total real estate loans	367,785	12,347	26,568	—	406,700
Commercial	18,495	2,548	764	—	21,807
Agriculture	3,069	—	48	—	3,117
Consumer installment loans	25,719	—	109	—	25,828
All other loans	97	—	—	—	97
Total	$415,165	$14,895	$27,489	$—	$457,549

Table of Contents	51

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2015 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$4,418	$(724)	$147	$—	$(1,457)	$2,384
Construction and land development	199	(226)	215	—	144	332
Residential 1-4 family	2,572	(743)	93	—	515	2,437
Multifamily	154	(384)	6	—	456	232
Farmland	913	(90)	214	—	(362)	675
Total real estate loans	8,256	(2,167)	675	—	(704)	6,060
Commercial	457	(92)	1,412	—	(1,511)	266
Agriculture	125	—	3	—	(4)	124
Consumer installment loans	171	(101)	41	—	17	128
All other loans	1	—	—	—	—	1
Unallocated	912	—	—	—	2	914
Total	$9,922	$(2,360)	$2,131	$—	$(2,200)	$7,493

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2015 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$288	$2,096	$2,384	$6,715	$91,854	$98,569
Construction and land development	155	177	332	299	14,373	14,672
Residential 1-4 family	168	2,269	2,437	4,957	237,959	242,916
Multifamily	—	232	232	430	12,524	12,954
Farmland	328	347	675	4,744	17,430	22,174
Total real estate loans	939	5,121	6,060	17,145	374,140	391,285
Commercial	24	242	266	69	21,400	21,469
Agriculture	18	106	124	54	3,739	3,793
Consumer installment loans	2	126	128	56	24,512	24,568
All other loans	—	1	1	—	54	54
Unallocated	—	914	914	—	—	—
Total	$983	$6,510	7,493	$17,324	$423,845	$441,169

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Table of Contents	52

As of December 31, 2014 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$5,203	$(2,190)	$427	$—	$978	$4,418
Construction and land development	1,184	(292)	236	—	(929)	199
Residential 1-4 family	3,316	(1,063)	148	—	171	2,572
Multifamily	133	(41)	—	—	62	154
Farmland	1,224	(830)	520	—	(1)	913
Total real estate loans	11,060	(4,416)	1,331	—	281	8,256
Commercial	1,147	(47)	29	—	(672)	457
Agriculture	337	(17)	1	—	(196)	125
Consumer installment loans	153	(79)	40	—	57	171
All other loans	2	—	—	—	(1)	1
Unallocated	381	—	—	—	531	912
Total	$13,080	$(4,559)	$1,401	$—	$—	$9,922

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2014 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$1,482	$2,936	$4,418	$8,503	$99,559	$108,062
Construction and land development	88	111	199	318	15,121	15,439
Residential 1-4 family	347	2,225	2,572	5,818	237,720	243,538
Multifamily	15	139	154	551	13,858	14,409
Farmland	343	570	913	6,871	18,381	25,252
Total real estate loans	2,275	5,981	8,256	22,061	384,639	406,700
Commercial	26	431	457	622	21,185	21,807
Agriculture	30	95	125	82	3,035	3,117
Consumer installment loans	—	171	171	15	25,813	25,828
All other loans	—	1	1	—	97	97
Unallocated	—	912	912	—	—	—
Total	$2,331	$7,591	$9,922	$22,780	$434,769	$457,549

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At December 31, 2015 loans classified as troubled debt restructurings totaled $9.5 million compared to $10.0 million at December 31, 2014. The following table presents information related to loans modified as troubled debt restructurings during the years ended December 31, 2015 and 2014.

Table of Contents	53

	December 31, 2015			December 31, 2014

Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	1	$320	$313	—	$—	$—
Construction and land Development	1	551	290	—	—	—
Residential 1-4 family	2	225	221	2	596	589
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	2	3,340	2,596
Total real estate loans	4	1,096	824	4	3,936	3,185
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	4	$1,096	$824	4	$3,936	$3,185

During the year ended 2015, the Company modified four loans that were considered to be troubled debt restructurings. We modified the terms for two of these loans. For the other two troubled debt restructured loans, we modified the terms and lowered the interest rate. During the year ended 2014, the Company modified four loans that were considered to be troubled debt restructurings. We modified the terms for one of these loans and for the other three loans we modified the terms and lowered the interest rate.

There were no loans modified as troubled debt restructurings which defaulted during the years ended December 31, 2015 and 2014, and were within twelve months of their modification date. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 BANK PREMISES AND EQUIPMENT:

Bank premises and equipment at December 31, are summarized as follows:

(Dollars are in thousands)	2015	2014
Land	$8,972	$9,672
Buildings and improvements	22,593	22,897
Furniture and equipment	17,713	17,719
Vehicles	590	516
Construction in progress	18	18
	49,886	50,822
Less accumulated depreciation	(21,738)	(22,056)
Bank Premises and Equipment	$28,148	$28,766

Depreciation expense for 2015 and 2014 was $2.1 million and $2.2 million, respectively.

Table of Contents	54

NOTE 10 OTHER TIME DEPOSITS:

The aggregate amount of time deposits that meet or exceed the FDIC Insurance limit of $250,000 was $13.9 million and $15.7 million at December 31, 2015 and 2014, respectively. We have brokered deposits totaling $2.7 million at December 31, 2015 and 2014, respectively. At December 31, 2015, the scheduled maturities of time deposits are as follows (dollars are in thousands):

2016	$180,274
2017	28,331
2018	14,663
2019	10,722
2020	22,918
After five years	70
Total	$256,978

NOTE 11 INCOME TAX EXPENSE (BENEFIT):

The components of income tax expense (benefit) for the years ended December 31, are as follows:

(Dollars are in thousands)	2015	2014

Current expense (benefit)	$19	$(5)
Deferred tax expense (benefit)	—	—
Net income tax expense (benefit)	$19	$(5)

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands)	2015	2014
Deferred Tax Assets
Allowance for loan losses	$2,548	$3,373
Deferred compensation	148	150
Accrued employee benefits	82	89
Bank owned life insurance	—	50
Nonaccrual loan interest	737	752
Other real estate owned	2,214	1,386
Amortization of core deposits	119	138
Amortization of goodwill	607	701
Capitalized interest and repair expense	43	44
Net operating loss carryforward	5,150	5,986
AMT carryforward	305	252
Unrealized loss on securities available for sale	169	36
Total Assets, gross	12,122	12,957
Valuation allowance	(5,655)	(6,390)
Total Assets, net	6,467	6,567
Deferred Tax Liabilities
Accelerated depreciation	959	1,070
Prepaid expenses	44	217
Deferred loan costs	343	292
Total Liabilities, gross	1,346	1,579
Net Deferred Tax Asset	$5,121	$4,988

Table of Contents	55

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 34%:

(Dollars are in thousands)	2015	2014

Income tax expense (benefit) at the applicable federal rate	$912	$80
Permanent differences resulting from:
Nondeductible expenses	7	8
Tax exempt interest income	(44)	(42)
State income taxes less federal tax effect	(13)	3
Bank owned life insurance	(42)	(37)
Deferred tax valuation allowance change, net	(735)	38
Other adjustments	(66)	(55)
Income tax expense (benefit)	$19	$(5)

Management reviewed the December 31, 2015 deferred tax calculation to determine the need for a valuation allowance. Based on the trend of reduced levels of earning assets and net interest income, we modified the projections of taxable income over the next three years and determined that no additional deferred tax asset valuation allowance was required during 2015. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $5.7 million allowance, would be realizable. Management is required to consider all evidence, both positive and negative in making this determination. As of December 31, 2015, the Company had $15.1 million of net operating loss carryforwards which will expire in 2031 thru 2035. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. We do not have significant nontaxable income or nondeductible expenses.

The Company’s tax filings for years ended 2013 through 2015 were at year end 2015 open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and state taxing authorities. Our tax filings for the years ended 2010, 2011, and 2012 had been under examination by the IRS. In March 2015 we received notification from the IRS that as a result of the examination no changes were made to our reported tax.

NOTE 12 RELATED PARTY TRANSACTIONS:

During the year, officers and directors (and companies controlled by them) were customers of and had loan transactions with the Bank in the normal course of business which amounted to $3.6 million at December 31, 2015 and $4.0 million at December 31, 2014. During the year ended December 31, 2015, total principal additions were $3.1 million and principal payments were $3.5 million, including renewals and advances on revolving lines of credit. During the year ended December 31, 2014, total principal additions were $3.2 million and principal payments were $3.1 million, including renewals and advances on revolving lines of credit. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Total related party deposits held at the Bank were $4.6 million and $5.6 million at the end of years 2015 and 2014, respectively.

NOTE 13 RETIREMENT PLANS:

The Company has established a qualified defined contribution plan that covers all full time employees. Effective January 1, 2012 the qualified defined contribution plan was modified where the Company matched employee contributions up to a maximum of 3% of their salary. The Company contributed $219 thousand and $240 thousand to the defined contribution plan for 2015 and 2014, respectively.

Table of Contents	56

In addition, in 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. Expenses related to the plan were $6 thousand and $45 thousand for 2015 and 2014, respectively.

NOTE 14 OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the years ended December 31, 2015 and 2014:

(Dollars are in thousands)	2015	2014

Balance, beginning of year	$15,049	$15,853
Additions	3,277	4,306
Purchases of other real estate owned	12	—
Donation of other real estate owned	(33)	—
Proceeds from sales	(2,709)	(3,838)
Proceeds from insurance claims	(101)	—
Adjustment of carrying value	(3,246)	(1,099)
Deferred gain from sales	50	—
Gain (loss) from sales	99	(173)
Balance, end of year	$12,398	$15,049

NOTE 15 STOCK OPTION PLAN:

New Peoples' Stock Option Plan (“the Plan”) was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of the Company by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. The Plan provides that options for up to 1,287,000 shares of the Company’s common stock may be issued to employees and directors. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of the Company. All options are subject to exercise or forfeiture if the Company’s capital falls below minimum requirements, as determined by its primary state or federal regulator. The Plan expired on May 31, 2011. All options granted and outstanding are fully vested. The Company did not grant any options in 2015 and 2014. No stock options were exercised in 2015 and 2014. There were no stock options outstanding at December 31, 2015.

A summary of the status of the Company’s stock option plan is presented below:

	2015		2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding and exercisable, Beginning of year	198,183	$11.54	284,729	$11.02	371,866	$10.43
Exercised	—	—	—	—	—	—
Forfeited	(32,175)	11.54	(20,930)	11.04	(39,682)	10.30
Expired	(166,008)	11.54	(65,616)	9.44	(47,455)	6.99
Outstanding and exercisable, End of year	—	$0.00	198,183	$11.54	284,729	$11.02

Table of Contents	57

NOTE 16 DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

A principal source of funds of the Company is dividends paid by the Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years. In October 2009, a restriction prohibiting the payment of dividends from the Bank to the Company was imposed by the Federal Reserve Bank of Richmond. This restriction was lifted when the Written Agreement was terminated effective January 20, 2016. For additional discussion concerning the Written Agreement, see Note 3, “Formal Written Agreement.”

NOTE 17 LEASING ACTIVITIES:

The Company’s leasing activities consist of the leasing of land and buildings under agreements in which the Bank is lessee. These leases have been classified as operating leases. As of December 31, 2015 and 2014, respectively, the Bank had no significant operating leases.

Rental commitments of less than one year are not included. There were no rentals charged to operations under operating leases in 2015 and 2014.

NOTE 18 AVAILABLE LINES OF CREDIT AND FEDERAL HOME LOAN BANK ADVANCES:

The Bank has the ability to borrow up to an additional $103.0 million from the Federal Home Loan Bank under a line of credit which is secured by a blanket lien on residential real estate loans. The Bank had no overnight borrowings subject to daily rate changes from the Federal Home Loan Bank at December 31, 2015 or 2014. All other borrowings are at fixed rates.

The Bank had $3.0 million in term borrowings with the Federal Home Loan Bank at December 31, 2015 and $4.2 million at December 31, 2014. These borrowings were obtained in 2008 to fund various real estate loans. These borrowings have fixed rates with an average weighted interest rate of 4.07%, with monthly principal and interest through 2018.

Letters of credit for $3.0 million and $2.0 million were issued in 2015 and a letter of credit for $7.0 million was issued in 2013 to the Treasury Board of Virginia for collateral on public funds. No draws on the letters of credit have been issued. The letters of credit are considered draws on our Federal Home Loan Bank line of credit which is secured by a blanket lien on residential real estate loans.

In May 2015, we received notification that a $3.0 million unsecured fed funds line of credit facility with a correspondent bank had been reinstated. As of December 31, 2015, no balances were outstanding on this fed funds line of credit.

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

Financial instruments whose contract amount represents credit risk were as follows:

(Dollars are in thousands)	2015	2014
Commitments to extend credit	$27,742	$26,082
Standby letters of credit	2,435	2,638

Table of Contents	58

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

NOTE 21 TRUST PREFERRED SECURITIES AND DEFERRAL OF INTEREST PAYMENTS:

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at December 31, 2015 of 2.92%.

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at December 31, 2015 of 2.09%.

Under the terms of the subordinated debt transactions, the securities have a 30-year maturity and are redeemable, in whole or in part, without penalty, at the option of the Company after five years of the issuance date. Due to the ability to defer interest and principal payments for 60 months without being considered in default, the regulatory agencies consider the trust preferred securities as Tier 1 capital up to certain limits.

In October 2009, a restriction to pay dividends from the Bank to the Company was issued by the Federal Reserve Bank of Richmond. In July 2010 the Company and the Bank entered into the Written Agreement discussed in Note 3. The Written Agreement prohibited the payment of interest on the trust preferred securities without prior regulatory approval. As a result, interest on trust preferred securities was deferred. This deferral was for a period of 60 months, and was set to expire on January 7, 2015. In the fourth quarter of 2014, the Company requested and received regulatory approval to pay the cumulative deferred interest on the trust preferred securities due on January 7, 2015 totaling $2.5 million, which the Company paid on December 10, 2014. As a result of this payment there was no interest in arrears on the trust preferred securities as of December 31, 2014.

At this time the Company is not deferring the quarterly interest payments on the trust preferred securities. However, as discussed above, regulatory approval was needed to pay the interest. In March 2015 the Company requested and received regulatory approval to pay the $107 thousand in interest on the trust preferred securities due on April 7, 2015, which the Company paid on April 3, 2015. In June 2015 the Company requested and received regulatory approval to pay the $109 thousand in interest on the trust preferred securities due on July 7, 2015, which the Company paid on July 2, 2015. In September 2015 the Company requested and received regulatory approval to pay the $111 thousand in interest on the trust preferred securities due on October 7, 2015, which the Company paid on October 5, 2015. In December 2015 the Company requested and received regulatory approval to pay the $112 thousand in interest on the trust preferred securities due on January 7, 2016, which the Company paid on January 5, 2016.

Table of Contents	59

The restriction requiring regulatory approval before the payment of interest on the trust preferred securities was lifted when the Written Agreement was terminated effective January 20, 2016.

NOTE 22 CAPITAL:

Capital Requirements and Ratios

The Company and the Bank are subject to various capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined), and Common Equity Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2015 the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2015 and 2014, respectively. The December 31, 2015 ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

Table of Contents	60

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2015:
Total Capital to Risk Weighted Assets
The Company	$66,649	17.80%	$29,954	8.0%	$	N/A	N/A
The Bank	65,713	17.55%	29,954	8.0%		37,443	10.0%
Tier 1 Capital Risk Weighted Assets:
The Company	61,406	16.40%	22,465	6.0%		N/A	N/A
The Bank	60,998	16.29%	22,466	6.0%		29,954	8.0%
Tier 1 Capital to Average Assets:
The Company	61,406	9.74%	25,229	4.0%		N/A	N/A
The Bank	60,998	9.67%	25,239	4.0%		31,549	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets:
The Company	45,934	12.27%	16,849	4.5%		N/A	N/A
The Bank	60,998	16.29%	16,849	4.5%		24,338	6.5%
December 31, 2014:
Total Capital to Risk Weighted Assets
The Company	$59,816	15.98%	$29,948	8.0%	$	N/A	N/A
The Bank	58,869	15.73%	29,938	8.0%		37,422	10.0%
Tier 1 Capital Risk Weighted Assets:
The Company	53,379	14.26%	14,974	4.0%		N/A	N/A
The Bank	54,127	14.46%	14,969	4.0%		22,453	6.0%
Tier 1 Capital to Average Assets:
The Company	53,379	8.07%	26,453	4.0%		N/A	N/A
The Bank	54,127	8.19%	26,447	4.0%		33,058	5.0%

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

During the month of October 2015, a member of the board of directors of the Company and his family exercised 233,886 common stock warrants at a price of $1.75 per share. During the month of November 2015, a member of the board of directors of the Company exercised 225,000 common stock warrants at a price of $1.75 per share. During the month of December 2015, a member of the board of directors of the Company and his family exercised 16,542 common stock warrants at a price of $1.75 per share. As a result of these exercises an additional $832 thousand of capital was raised at the Company. The additional liquidity provided by the funds will be used by the Company to pay its operating expenses and trust preferred interest payments.

Table of Contents	61

Common Stock Warrants

As of December 31, 2015, 882,353 common stock warrants were outstanding as compared to 1,357,781 common stock warrants as of December 31, 2014. During 2015, 475,428 of the common stock warrants were exercised at a price of $1.75. During 2014, 1,006,361 of common stock warrants were exercised at a price of $1.75. A summary of common stock warrants outstanding at December 31, 2015 follows:

Expiration Date	Exercise Price	Number Outstanding And Exercisable	Weighted Average Remaining Contractual Life

December 20, 2017	$1.75	882,353	1.97 years

	Totals	882,353	1.97 years

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $101.6 million and $100.1 million at December 31, 2015 and 2014, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Table of Contents	62

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans carried at fair value were $16.3 million and $20.4 million at December 31, 2015 and 2014, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Foreclosed assets are carried at the lower of the carrying value or fair value.  Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $12.4 million and $15.0 million at December 31, 2015 and 2014, respectively.

Assets and liabilities measured at fair value are as follows as of December 31, 2015 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$41,523	$—
Taxable municipals	—	3,281	—
Corporate bonds	—	1,939	—
Mortgage backed securities	—	54,899	—

(On a non-recurring basis)
Other real estate owned	—	—	12,398
Impaired loans:
Real estate secured:
Commercial	—	—	6,427
Construction and land development	—	—	144
Residential 1-4 family	—	—	4,789
Multifamily	—	—	430
Farmland	—	—	4,416
Commercial	—	—	45
Agriculture	—	—	36
Consumer installment loans	—	—	54
All other loans	—	—	—
Total	$—	$101,642	$28,739

Table of Contents	63

Assets and liabilities measured at fair value are as follows as of December 31, 2014 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$44,070	$—
Taxable municipals	—	288	—
Corporate bonds	—	—	—
Mortgage backed securities	—	55,711	—

(On a non-recurring basis)
Other real estate owned	—	—	15,049
Impaired loans:
Real estate secured:
Commercial	—	—	7,021
Construction and land development	—	—	230
Residential 1-4 family	—	—	5,471
Multifamily	—	—	536
Farmland	—	—	6,528
Commercial	—	—	596
Agriculture	—	—	52
Consumer installment loans	—	—	15
All other loans	—	—	—
Total	$—	$100,069	$35,498

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$16,341	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$12,398	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Table of Contents	64

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2015 and 2014. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2015 and 2014.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

December 31, 2015
Financial Instruments – Assets
Net Loans	$433,676	$438,589	$—	$422,248	$16,341

Financial Instruments – Liabilities
Time Deposits	256,978	256,797	—	256,797	—
FHLB Advances	2,958	2,958	—	2,958	—

December 31, 2014
Financial Instruments – Assets
Net Loans	$447,627	$451,225	$—	$430,776	$20,449

Financial Instruments – Liabilities
Time Deposits	299,974	301,309	—	301,309	—
FHLB Advances	4,158	4,158	—	4,158	—

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

Table of Contents	65

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

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Table of Contents	66

NOTE 25 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(Dollars in Thousands)

	2015	2014
ASSETS
Due from banks	$1,445	$1,091
Investment in subsidiaries	60,672	57,635
Other assets	589	687
Total Assets	$62,706	$59,413

LIABILITIES
Accrued interest payable	$104	$—
Accrued expenses and other liabilities	19	66
Trust preferred securities	16,496	16,496
Total Liabilities	16,619	16,562

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value, 50,000,000 shares authorized; 23,354,082 and 22,878,654 shares issued and outstanding at December 31, 2015 and 2014, respectively	46,708	45,757
Common stock warrants	764	1,176
Additional paid capital	13,965	13,672
Retained deficit	(15,023)	(17,685)
Accumulated other comprehensive loss	(327)	(69)
Total Stockholders’ Equity	46,087	42,851
Total Liabilities and Stockholders’ Equity	$62,706	$59,413

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Dollars in Thousands)	2015	2014

Income
Miscellaneous income	$13	$15
Undistributed income of subsidiaries	3,295	1,056
Total income	3,308	1,071

Expenses
Trust preferred securities interest expense	440	545
Legal fees	23	126
Accounting fees	114	112
Other operating expenses	69	48
Total Expenses	646	831

Income before Income Taxes	2,662	240
Income Tax Expense (Benefit)	—	—
Net Income	$2,662	$240

Table of Contents	67

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Dollars in Thousands)	2015	2014

Cash Flows From Operating Activities
Net income	$2,662	$240
Adjustments to reconcile net income to net cash used in operating activities:
Income of subsidiaries	(3,295)	(1,056)
Net change in:
Other assets	98	(43)
Other liabilities	57	(2,475)
Net Cash Used in Operating Activities	(478)	(3,334)

Cash Flows From Investing Activities
Investment in subsidiary	—	(1,750)
Net Cash Used in Investing Activities	—	(1,750)

Cash Flows From Financing Activities
Exercise of common stock warrants	832	1,760
Net Cash Provided by Financing Activities	832	1,760

Net increase (decrease) in Cash and Cash Equivalents	354	(3,324)
Cash and Cash Equivalents, Beginning of year	1,091	4,415
Cash and Cash Equivalents, End of Year	$1,445	$1,091

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$327	$2,508
Taxes	$—	$—

NOTE 26 SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2015 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First

Income statement
Net interest income	$5,922	$5,668	$5,601	$5,410
Noninterest income	1,641	1,777	1,541	1,444
Provision for loan losses	(1,000)	(1,200)	—	—
Noninterest expense	9,276	6,338	6,680	6,229
Net income (loss)	(715)	2,293	462	622
Earnings (loss) per share, basic	(0.03)	0.10	0.02	0.03
Earnings (loss) per share, fully diluted	(0.03)	0.10	0.02	0.03

Period end balance sheet
Total loans receivable	$441,169	$438,538	$443,775	$449,929
Total assets	625,898	633,758	642,774	660,130
Total deposits	558,019	564,623	576,597	593,324
Total shareholders’ equity	46,087	46,409	43,736	43,863

Table of Contents	68

	2014 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First

Income statement
Net interest income	$5,554	$5,644	$5,647	$5,743
Noninterest income	1,716	1,610	1,376	1,539
Provision for loan losses	—	—	—	—
Noninterest expense	7,190	6,865	7,184	7,355
Net income (loss)	76	393	(157)	(72)
Earnings (loss) per share, basic	0.00	0.02	(0.01)	0.00
Earnings (loss) per share, fully diluted	0.00	0.02	(0.01)	0.00

Period end balance sheet
Total loans receivable	$457,549	$463,942	$471,646	$482,746
Total assets	651,084	669,449	682,816	696,501
Total deposits	585,192	602,847	616,883	630,212
Total shareholders’ equity	42,851	40,667	40,233	40,126

Table of Contents	69

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” issued in 1992. Based on this assessment management concluded that the internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2015.

Item 9B. Other Information

None.

Table of Contents	70

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions "Election of Directors," “Executive Officers Who Are Not Directors,” “Corporate Governance” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2016 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the captions "Director Compensation" and “Executive Compensation and Related Party Transactions" in the 2016 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management" and “Security Ownership of Certain Beneficial Owners” in the 2016 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information contained under the caption “Executive Compensation and Related Party Transactions" and “Corporate Governance” in the 2016 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Audit Information" in the 2016 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The response to this portion of Item 15 is included in Item 8 above.
(a)(2)	The response to this portion of Item 15 is included in Item 8 above.
(a)(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the exhibit index::

Table of Contents	71

Exhibit Number

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004)
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
21	Subsidiaries of the Registrant.
23	Consent of Elliott Davis Decosimo, LLC.
24	Powers of Attorney (contained on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	The following materials for the Company’s 10-K Report for the year ended December 31, 2015, formatted in XBRL. (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.)

____________________________________

* Denotes management contract.

(b)	See Item 15(a)(3) above.
(c)	See Items 15(a)(1) and (2) above.

Table of Contents	72

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer
Date:	March 1, 2016

By:	/s/ JOSEPH D. PENNINGTON
Joseph D. Pennington
Senior Vice President and Chief Financial Officer
Date:	March 1, 2016

Table of Contents	73

POWER OF ATTORNEY

Each of the undersigned hereby appoints C. Todd Asbury and Joseph D. Pennington, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. TODD ASBURY	President and Chief Executive Officer	March 1, 2016
C. Todd Asbury	(Principal Executive Officer)

/s/ JOSEPH D. PENNINGTON	Senior Vice President and Chief Financial Officer	March 1, 2016
Joseph D. Pennington	(Principal Financial and Accounting Officer)

/s/ TIM BALL	Director	March 1, 2016
Tim Ball

/s/ JOE CARTER	Director	March 1, 2016
Joe Carter

/s/ JOHN D. COX	Director	March 1, 2016
John D. Cox

/s/ CHARLES H. GENT	Director	March 1, 2016
Charles H. Gent

/s/ EUGENE HEARL	Director	March 1, 2016
Eugene Hearl

/s/ HAROLD LYNN KEENE	Chairman, Director	March 1, 2016
Harold Lynn Keene

/s/ MICHAEL G. MCGLOTHLIN	Director	March 1, 2016
Michael G. McGlothlin

/s/ FRED MEADE	Director	March 1, 2016
Fred Meade

/s/ B. SCOTT WHITE	Director	March 1, 2016
B. Scott White

Table of Contents	74