Form 10-Q
period 2016-03-31
NEW PEOPLES BANKSHARES INC
filed 2016-05-16
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 13, 2016
Common Stock, $2.00 par value	23,354,082

NEW PEOPLES BANKSHARES, INC.

INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Income – Three Months
	Ended March 31, 2016 and 2015 (Unaudited)	2
	Consolidated Statements of Comprehensive Income – Three Months
	Ended March 31, 2016 and 2015 (Unaudited)	3
	Consolidated Balance Sheets – March 31, 2016 (Unaudited) and December 31, 2015	4
	Consolidated Statements of Changes in Stockholders’ Equity -
	Three Months Ended March 31, 2016 and 2015 (Unaudited)	5
	Consolidated Statements of Cash Flows – Three Months
	Ended March 31, 2016 and 2015 (Unaudited)	6
	Notes to Consolidated Financial Statements	7-24
Item 2.	Management ’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

SIGNATURES

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2016	2015
Loans including fees	$5,565	$5,781
Federal funds sold	—	1
Interest-earning deposits with banks	21	26
Investments	464	426
Dividends on equity securities (restricted)	32	32
Total Interest and Dividend Income	6,082	6,266

INTEREST EXPENSE
Deposits
Demand	11	9
Savings	41	41
Time deposits below $100,000	265	387
Time deposits above $100,000	154	271
FHLB advances	36	40
Federal funds purchased	2	—
Trust preferred securities	122	108
Total Interest Expense	631	856

NET INTEREST INCOME	5,451	5,410

PROVISION FOR LOAN LOSSES	—	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,451	5,410

NONINTEREST INCOME
Service charges	488	536
Fees, commissions and other income	805	714
Insurance and investment fees	158	124
Net realized gains on sale of investment securities	105	35
Life insurance investment income	30	35
Total Noninterest Income	1,586	1,444

NONINTEREST EXPENSES
Salaries and employee benefits	3,210	2,942
Occupancy and equipment expense	853	942
Advertising and public relations	104	57
Data processing and telecommunications	581	499
FDIC insurance premiums	134	218
Other real estate owned and repossessed vehicles, net	163	359
Other operating expenses	1,292	1,212
Total Noninterest Expenses	6,337	6,229

INCOME BEFORE INCOME TAXES	700	625

Table of Contents	1

INCOME TAX EXPENSE	2	3

NET INCOME	$698	$622

Income Per Share
Basic	$0.03	$0.03
Fully Diluted	$0.03	$0.03

Average Weighted Shares of Common Stock
Basic	23,354,082	22,878,654
Fully Diluted	23,354,082	22,878,654

The accompanying notes are an integral part of this statement.

Table of Contents	2

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(IN THOUSANDS)

(UNAUDITED)

	2016	2015
NET INCOME	$698	$622

Other comprehensive income:
Investment Securities Activity
Unrealized gains arising during the period	785	626
Tax related to unrealized gains	(267)	(213)
Reclassification of realized gains during the period	(105)	(35)
Tax related to realized gains	36	12
TOTAL OTHER COMPREHENSIVE INCOME	449	390
TOTAL COMPREHENSIVE INCOME	$1,147	$1,012

The accompanying notes are an integral part of this statement.

Table of Contents	3

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Cash and due from banks	$15,549	$15,087
Interest-bearing deposits with banks	23,838	11,251
Total Cash and Cash Equivalents	39,387	26,338

Investment securities available-for-sale	84,710	101,642

Loans receivable	450,309	441,169
Allowance for loan losses	(7,219)	(7,493)
Net Loans	443,090	433,676

Bank premises and equipment, net	30,812	28,148
Equity securities (restricted)	2,755	2,441
Other real estate owned	13,196	12,398
Accrued interest receivable	1,794	1,816
Life insurance investments	12,135	12,105
Deferred taxes, net	4,960	5,121
Other assets	3,620	2,213

Total Assets	$636,459	$625,898

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$147,970	$149,714
Interest-bearing	42,691	30,251
Savings deposits	113,260	121,076
Time deposits	251,295	256,978
Total Deposits	555,216	558,019

Federal Home Loan Bank advances	12,658	2,958
Accrued interest payable	287	288
Accrued expenses and other liabilities	4,568	2,050
Trust preferred securities	16,496	16,496

Total Liabilities	589,225	579,811

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;	46,708	46,708
23,354,082 shares issued and outstanding
Common stock warrants	764	764
Additional paid-in-capital	13,965	13,965
Retained deficit	(14,325)	(15,023)
Accumulated other comprehensive income (loss)	122	(327)
Total Stockholders’ Equity	47,234	46,087
Total Liabilities and Stockholders’ Equity	$636,459	$625,898

  The accompanying notes are an integral part of this statement.

Table of Contents	4

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accum-ulated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2014	22,878	$45,757	$1,176	$13,672	$(17,685)	$(69)	$42,851

Net income	—	—	—	—	622	—	622
Other comprehensive income, net of tax	—	—	—	—	—	390	390
Balance, March 31, 2015	22,878	$45,757	$1,176	$13,672	$(17,063)	$321	$43,863

Balance, December 31, 2015	23,354	$46,708	$764	$13,965	$(15,023)	$(327)	$46,087

Net income	—	—	—	—	698	—	698

Other comprehensive income, net of tax	—	—	—	—	—	449	449
Balance, March 31, 2016	23,354	$46,708	$764	$13,965	$(14,325)	$122	$47,234

The accompanying notes are an integral part of this statement.

Table of Contents	5

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(IN THOUSANDS)

(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$698	$622
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	551	535
Income on life insurance	(30)	(35)
Gain on sale of securities available-for-sale	(105)	(35)
(Gain) loss on sale of foreclosed assets	(43)	5
Adjustment of carrying value of foreclosed real estate	(4)	134
Accretion of bond premiums/discounts	253	270
Deferred tax benefit	(70)	—
Net change in:
Interest receivable	22	178
Other assets	(1,407)	173
Accrued interest payable	(1)	80
Accrued expenses and other liabilities	2,518	122
Net Cash Provided by Operating Activities	2,382	2,049

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(10,233)	6,336
Purchase of securities available-for-sale	(100)	(10,765)
Proceeds from sale and maturities of securities available-for-sale	17,564	11,057
Sale (Purchase) of Federal Home Loan Bank stock	(314)	30
Purchase of Federal Reserve Bank stock	—	(37)
Payments for the purchase of premises and equipment	(3,215)	(339)
Payments for the purchase of other real estate owned	—	(5)
Proceeds from sales of other real estate owned	68	400
Net Cash Provided by Investing Activities	3,770	6,677

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in Federal Home Loan Bank advances	9,700	(300)
Net change in:
Demand deposits	10,696	10,426
Savings deposits	(7,816)	6,283
Time deposits	(5,683)	(8,577)
Net Cash Provided by Financing Activities	6,897	7,832

Net increase in cash and cash equivalents	13,049	16,558
Cash and Cash Equivalents, Beginning of Period	26,338	35,560
Cash and Cash Equivalents, End of Period	$39,387	$52,118

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$632	$776
Taxes	$70	$—

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$1,063	$367
Loans made to finance sale of foreclosed real estate	$244	$45
Change in unrealized gains (losses) on securities available-for-sale	$680	$591

  The accompanying notes are an integral part of this statement.

Table of Contents	6

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (“The Company”) is a financial holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (“Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state-chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly-owned subsidiaries; NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing additional trust preferred securities. NPB Financial Services, Inc. was a subsidiary of the Company until January 1, 2009 when it became a subsidiary of the Bank. In June 2012 the name of NPB Financial Services, Inc. was changed to NPB Insurance Services, Inc. which operates solely as an insurance agency. On March 4, 2016 the Federal Reserve Bank of Richmond approved the Company’s election to become a financial holding company.

NOTE 2 ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2016 and December 31, 2015, and the results of operations for the three-month periods ended March 31, 2016 and 2015. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three month periods ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year.

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

Table of Contents	7

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined), and Common Equity Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes that, as of March 31, 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2016 and December 31, 2015, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016:
Total Capital to Risk Weighted Assets:
The Company	67,718	17.54%	$30,888	8.0%	N/A	N/A
The Bank	66,711	17.28%	30,883	8.0%	38,604	10.0%
Tier 1 Capital to Risk Weighted Assets:
The Company	62,566	16.20%	23,166	6.0%	N/A	N/A
The Bank	61,856	16.02%	23,162	6.0%	30,883	8.0%
Tier 1 Capital to Average Assets:
The Company	62,566	9.95%	25,157	4.0%	N/A	N/A
The Bank	61,856	9.83%	25,158	4.0%	31,447	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
The Company	46,862	12.14%	17,374	4.5%	N/A	N/A
The Bank	61,856	16.02%	17,372	4.5%	25,093	6.5%

December 31, 2015:
Total Capital to Risk Weighted Assets:
The Company	66,649	17.80%	$29,954	8.0%	N/A	N/A
The Bank	65,713	17.55%	29,954	8.0%	37,443	10.0%
Tier 1 Capital to Risk Weighted Assets:
The Company	61,406	16.40%	22,465	6.0%	N/A	N/A
The Bank	60,998	16.29%	22,466	6.0%	29,954	8.0%
Tier 1 Capital to Average Assets:
The Company	61,406	9.74%	25,229	4.0%	N/A	N/A
The Bank	60,998	9.67%	25,239	4.0%	31,549	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
The Company	45,934	12.27%	16,849	4.5%	N/A	N/A
The Bank	60,998	16.29%	16,849	4.5%	24,338	6.5%

Table of Contents	8

As of March 31, 2016, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Company’s and Bank’s category.

Beginning January 1, 2016, a capital conservation buffer of 0.625% became effective. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions or discretionary bonus payments.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

	Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
March 31, 2016
U.S. Government Agencies	$34,827	$356	$58	$35,125
Taxable municipals	2,421	21	10	2,432
Corporate bonds	2,045	15	44	2,016
Mortgage backed securities	45,233	115	211	45,137
Total Securities AFS	$84,526	$507	$323	$84,710
December 31, 2015
U.S. Government Agencies	$41,488	$244	$209	$41,523
Taxable municipals	3,337	5	61	3,281
Corporate bonds	1,944	15	20	1,939
Mortgage backed securities	55,369	41	511	54,899
Total Securities AFS	$102,138	$305	$801	$101,642

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
U.S. Government Agencies	$7,243	$23	$3,855	$35	$11,098	$58
Taxable municipals	549	8	276	2	825	10
Corporate bonds	901	44	—	—	901	44
Mtg. backed securities	14,946	101	9,376	110	24,322	211
Total Securities AFS	$23,639	$176	$13,507	$147	$37,146	$323

December 31, 2015
U.S. Government Agencies	$14,995	$81	$7,708	$128	$22,073	$209
Taxable municipals	2,136	57	278	4	2,414	61
Corporate bonds	923	20	—	—	923	20
Mtg. backed securities	38,945	354	8,719	157	47,664	511
Total Securities AFS	$56,999	$512	$16,705	$289	$73,074	$801

Table of Contents	9

At March 31, 2016, the available-for-sale portfolio included seventy four investments for which the fair market value was less than amortized cost. At December 31, 2015, the available-for-sale portfolio included one hundred and thirty four investments for which the fair market value was less than amortized cost. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had an other-than-temporary impairment.

Gross proceeds on the sale of investment securities were $12.9 million for the three months ended March 31, 2016, with $119 thousand of gross gains realized and $14 thousand of gross losses realized. Gross proceeds on the sale of investment securities were $7.1 million for the three months ended March 31, 2015, with $62 thousand of gross gains realized and $27 thousand of gross losses realized.

The amortized cost and fair value of investment securities at March 31, 2016, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$1,243	$1,246	0.91%
Due after one year through five years	1,338	1,342	1.61%
Due after five years through ten years	13,667	13,714	2.08%
Due after ten years	68,278	68,408	1.96%
Total	$84,526	$84,710	1.96%

Investment securities with a carrying value of $15.5 million and $15.4 million at March 31, 2016 and December 31, 2015, respectively, were pledged as collateral to secure public deposits, overnight payment processing and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.8 million and $2.4 million as of March 31, 2016 and December 31, 2015, respectively.

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	March 31, 2016	December 31, 2015
Real estate secured:
Commercial	$98,644	$98,569
Construction and land development	17,977	14,672
Residential 1-4 family	246,321	242,916
Multifamily	13,430	12,954
Farmland	23,458	22,174
Total real estate loans	399,830	391,285
Commercial	22,106	21,469
Agriculture	3,958	3,793
Consumer installment loans	24,373	24,568
All other loans	42	54
Total loans	$450,309	$441,169

Table of Contents	10

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	March 31, 2016	December 31, 2015
Real estate secured:
Commercial	$3,249	$4,358
Construction and land development	723	436
Residential 1-4 family	7,720	8,338
Multifamily	341	430
Farmland	1,157	1,170
Total real estate loans	13,190	14,732
Commercial	75	65
Agriculture	206	9
Consumer installment loans	56	41
All other loans	—	—
Total loans receivable on nonaccrual status	$13,527	$14,847

Total interest income not recognized on nonaccrual loans for the three months ended March 31, 2016 and 2015 was $94 thousand and $166 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of March 31, 2016 and December 31, 2015:

As of March 31, 2016 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$4,479	$35	$4,745	$5,442	$—
Construction and land development	171	(1)	331	376	—
Residential 1-4 family	3,599	51	4,161	4,475	—
Multifamily	269	2	108	149	—
Farmland	4,149	51	4,314	5,240	—
Commercial	—	—	—	—	—
Agriculture	36	1	36	36	—
Consumer installment loans	27	1	43	43	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,768	—	1,033	1,104	150
Construction and land development	283	—	277	492	143
Residential 1-4 family	1,271	5	622	656	79
Multifamily	117	2	233	235	41
Farmland	640	6	518	525	310
Commercial	74	1	78	78	33
Agriculture	117	(2)	215	215	114
Consumer installment loans	28	—	11	11	3
All other loans	—	—	—	—	—
Total	$17,028	$152	$16,725	$19,077	$873

Table of Contents	11

As of December 31, 2015 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$4,534	$163	$4,212	$5,173	$—
Construction and land development	12	1	10	10	—
Residential 1-4 family	3,506	161	3,037	3,150	—
Multifamily	520	9	430	471	—
Farmland	5,073	213	3,983	4,620	—
Commercial	267	—	—	—	—
Agriculture	42	4	36	36	—
Consumer installment loans	31	1	11	11	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	2,935	37	2,503	2,849	288
Construction and land development	373	—	289	499	155
Residential 1-4 family	2,219	99	1,920	2,121	168
Multifamily	23	—	—	—	—
Farmland	906	38	761	778	328
Commercial	80	3	69	69	24
Agriculture	24	2	18	18	18
Consumer installment loans	19	4	45	45	2
All other loans	—	—	—	—	—
Total	$20,564	$735	$17,324	$19,850	$983

An age analysis of past due loans receivable was as follows:

As of March 31, 2016 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$1,094	$260	$1,321	$2,675	$95,969	$98,644	$—
Construction and land development	89	322	—	411	17,566	17,977	—
Residential 1-4 family	6,440	1,168	1,564	9,172	237,149	246,321	—
Multifamily	502	—	233	735	12,695	13,430	—
Farmland	292	—	522	814	22,644	23,458	—
Total real estate loans	8,417	1,750	3,640	13,807	386,023	399,830	—
Commercial	—	17	75	92	22,014	22,106	—
Agriculture	870	—	—	870	3,088	3,958	—
Consumer installment Loans	74	21	21	116	24,257	24,373	—
All other loans	4	—	—	4	38	42	—
Total loans	$9,365	$1,788	$3,736	$14,889	$435,420	$450,309	$—

Table of Contents	12

As of December 31, 2015 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$311	$105	$2,534	$2,950	$95,619	$98,569	$—
Construction and land development	144	—	17	161	14,511	14,672	—
Residential 1-4 family	4,694	1,487	2,891	9,072	233,844	242,916	—
Multifamily	47	—	320	367	12,587	12,954	—
Farmland	363	—	251	614	21,560	22,174	—
Total real estate loans	5,559	1,592	6,013	13,164	378,121	391,285	—
Commercial	18	1	64	83	21,386	21,469	—
Agriculture	—	—	—	—	3,793	3,793	—
Consumer installment Loans	113	1	27	141	24,427	24,568	—
All other loans	6	—	—	6	48	54	—
Total loans	$5,696	$1,594	$6,104	$13,394	$427,775	$441,169	$—

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

Table of Contents	13

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of March 31, 2016 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$85,360	$8,448	$4,836	$—	$98,644
Construction and land development	15,618	1,636	723	—	17,977
Residential 1-4 family	234,317	3,493	8,511	—	246,321
Multifamily	12,812	205	413	—	13,430
Farmland	17,576	3,311	2,571	—	23,458
Total real estate loans	365,683	17,093	17,054	—	399,830
Commercial	21,283	715	108	—	22,106
Agriculture	3,737	—	221	—	3,958
Consumer installment loans	24,271	—	102	—	24,373
All other loans	42	—	—	—	42
Total	$415,016	$17,808	$17,485	$—	$450,309
As of December 31, 2015 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$85,255	$7,543	$5,771	$—	$98,569
Construction and land development	12,262	1,974	436	—	14,672
Residential 1-4 family	229,182	3,572	10,162	—	242,916
Multifamily	12,264	187	503	—	12,954
Farmland	16,663	2,923	2,588	—	22,174
Total real estate loans	355,626	16,199	19,460	—	391,285
Commercial	20,641	724	104	—	21,469
Agriculture	3,767	—	26	—	3,793
Consumer installment loans	24,478	—	90	—	24,568
All other loans	54	—	—	—	54
Total	$404,566	$16,923	19,680	$—	$441,169

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended March 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of March 31, 2016 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$2,384	$(31)	$3	$—	$(316)	$2,040
Construction and land development	332	(5)	14	—	(12)	329
Residential 1-4 family	2,437	(261)	8	—	137	2,321
Multifamily	232	(2)	—	—	49	279
Farmland	675	—	—	—	(1)	674
Total real estate loans	6,060	(299)	25	—	(143)	5,643
Commercial	266	—	4	—	(62)	208
Agriculture	124	—	2	—	8	134
Consumer installment loans	128	(9)	3	—	4	126
All other loans	1	—	—	—	—	1
Unallocated	914	—	—	—	193	1,107
Total	$7,493	$(308)	$34	$—	$—	$7,219

Table of Contents	14

	Allowance for Loan Losses			Recorded Investment in Loans
As of March 31, 2016 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$150	$1,890	$2,040	$5,778	$92,866	$98,644
Construction and land development	143	186	329	608	17,369	17,977
Residential 1-4 family	79	2,242	2,321	4,783	241,538	246,321
Multifamily	41	238	279	341	13,089	13,430
Farmland	310	364	674	4,832	18,626	23,458
Total real estate loans	723	4,920	5,643	16,342	383,488	399,830
Commercial	33	175	208	78	22,028	22,106
Agriculture	114	20	134	251	3,707	3,958
Consumer installment loans	3	123	126	54	24,319	24,373
All other loans	—	1	1	—	42	42
Unallocated	—	1,107	1,107	—	—	—
Total	$873	$6,346	$7,219	$16,725	$433,584	$450,309

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2015 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$4,418	$(724)	$147	$—	$(1,457)	$2,384
Construction and land development	199	(226)	215	—	144	332
Residential 1-4 family	2,572	(743)	93	—	515	2,437
Multifamily	154	(384)	6	—	456	232
Farmland	913	(90)	214	—	(362)	675
Total real estate loans	8,256	(2,167)	675	—	(704)	6,060
Commercial	457	(92)	1,412	—	(1,511)	266
Agriculture	125	—	3	—	(4)	124
Consumer installment loans	171	(101)	41	—	17	128
All other loans	1	—	—	—	—	1
Unallocated	912	—	—	—	2	914
Total	$9,922	$(2,360)	$2,131	$—	$(2,200)	$7,493

Table of Contents	15

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2015 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$288	$2,096	$2,384	$6,715	$91,854	$98,569
Construction and land development	155	177	332	299	14,373	14,672
Residential 1-4 family	168	2,269	2,437	4,957	237,959	242,916
Multifamily	—	232	232	430	12,524	12,954
Farmland	328	347	675	4,744	17,430	22,174
Total real estate loans	939	5,121	6,060	17,145	374,140	391,285
Commercial	24	242	266	69	21,400	21,469
Agriculture	18	106	124	54	3,739	3,793
Consumer installment loans	2	126	128	56	24,512	24,568
All other loans	—	1	1	—	54	54
Unallocated	—	914	914	—	—	—
Total	$983	$6,510	7,493	$17,324	$423,845	$441,169

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At March 31, 2016 there were $9.6 million in loans that are classified as troubled debt restructurings compared to $9.5 million at December 31, 2015. The following table presents information related to loans modified as troubled debt restructurings during the three months ended March 31, 2016 and 2015.

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	1	$341	$339	—	$—	$—
Construction and land Development	—	—	—	1	551	360
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	1	341	339	1	551	360
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	1	$341	$339	1	$551	$360

Table of Contents	16

During the three months ended March 31, 2016, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate and maturity date were not modified; however, the payment terms were changed. During the three months ended March 31, 2015, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on the loan; however, the maturity date was extended.

There was one commercial real estate loan with a recorded investment of $310 thousand that had been modified as a troubled debt restructuring that defaulted during the three months ended March 31, 2016, which was within twelve months of the loan’s modification date. No loans modified as troubled debt restructurings defaulted during the three months ended March 31, 2015. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the three months ended March 31, 2016 and the year ended December 31, 2015:

(Dollars are in thousands)	March 31, 2016	December 31, 2015
Balance, beginning of period	$12,398	$15,049
Additions	1,063	3,277
Purchases of other real estate owned	—	12
Donation of other real estate owned	—	(33)
Proceeds from sales	(312)	(2,709)
Proceeds from insurance claims	—	(101)
Adjustment of carrying value	4	(3,246)
Deferred gain from sales	—	50
Gain (loss) from sales	43	99
Balance, end of period	$13,196	$12,398

NOTE 10 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants are determined by the Treasury method. For the three-months ended March 31, 2016 and 2015, potential common shares of 882,353 and 1,539,877, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended March 31,
	2016	2015
Net income	$698	$622
Weighted average shares outstanding	23,354,082	22,878,654
Dilutive shares for stock options and warrants	—	—
Weighted average dilutive shares outstanding	23,354,082	22,878,654

Basic income per share	$0.03	$0.03
Diluted income per share	$0.03	$0.03

Table of Contents	17

NOTE 11 TRUST PREFERRED SECURITIES AND DEFERRAL OF INTEREST PAYMENTS:

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at March 31, 2016 of 3.22%.

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at March 31, 2016 of 2.39%.

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

The Company is currently not deferring the quarterly interest payments on the trust preferred securities. However, as discussed above, regulatory approval was needed to pay the interest while the Company was under the formal Written Agreement. In March 2015 the Company requested and received regulatory approval to pay the $107 thousand in interest on the trust preferred securities due on April 7, 2015, which the Company paid on April 3, 2015. In June 2015 the Company requested and received regulatory approval to pay the $109 thousand in interest on the trust preferred securities due on July 7, 2015, which the Company paid on July 2, 2015. In September 2015 the Company requested and received regulatory approval to pay the $111 thousand in interest on the trust preferred securities due on October 7, 2015, which the Company paid on October 5, 2015. In December 2015 the Company requested and received regulatory approval to pay the $112 thousand in interest on the trust preferred securities due on January 7, 2016, which the Company paid on January 5, 2016.

The restriction requiring regulatory approval before the payment of interest on the trust preferred securities was lifted when the Written Agreement was terminated effective January 20, 2016. On April 4, 2016, the Company paid $124 thousand in interest on the trust preferred securities, which was due on April 7, 2016.

NOTE 12 FAIR VALUES:

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

Table of Contents	18

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

Investment Securities Available-for-Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $84.7 million and $101.6 million at March 31, 2016 and December 31, 2015, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired a specific reserve may be established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines whether or not the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or whether or not an appraised value does not include estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets. The aggregate carrying amounts of impaired loans carried at fair value were $15.9 million and $16.3 million at March 31, 2016 and December 31, 2015, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Foreclosed assets are carried at the lower of the carrying value or fair value.  Fair value is based upon independent observable market prices or appraised values of the collateral with a third party less an estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral if further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $13.2 million and $12.4 million at March 31, 2016 and December 31, 2015, respectively.

Table of Contents	19

Assets and liabilities measured at fair value are as follows as of March 31, 2016 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Government Agencies	$—	$35,125	$—
Taxable municipals	—	2,432	—
Corporate bonds	—	2,016	—
Mortgage backed securities	—	45,137	—

(On a non-recurring basis) Other real estate owned	—	—	13,196
Impaired loans:
Real estate secured:
Commercial	—	—	5,628
Construction and land development	—	—	465
Residential 1-4 family	—	—	4,704
Multifamily	—	—	300
Farmland	—	—	4,522
Commercial	—	—	45
Agriculture	—	—	137
Consumer installment loans	—	—	51
All other loans	—	—	—
Total	$—	$84,710	$29,048

Table of Contents	20

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at March 31, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$15,852	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$13,196	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Table of Contents	21

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments as of March 31, 2016 and December 31, 2015.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

March 31, 2016
Financial Instruments – Assets
Net Loans	$443,090	$445,827	$—	$429,975	$15,852

Financial Instruments – Liabilities
Time Deposits	251,295	250,854	—	250,854	—
FHLB Advances	12,658	12,658	—	12,658	—

December 31, 2015
Financial Instruments – Assets
Net Loans	$433,676	$438,589	$—	$422,248	$16,341

Financial Instruments – Liabilities
Time Deposits	256,978	256,797	—	256,797	—
FHLB Advances	2,958	2,958	—	2,958	—

NOTE 13 RECENT ACCOUNTING DEVELOPMENTS:

The following is a summary of recent authoritative announcements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

Table of Contents	22

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company applied the guidance prospectively. Adoption of these amendments did not have a material effect on the Company’s financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. Adoption of these amendments did not have a material effect on the Company’s financial statements.

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Adoption of these amendments did not have a material effect on the Company’s financial statements.

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

In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

Table of Contents	23

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Table of Contents	24

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

Critical Accounting Policies

For discussion of our significant accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2015. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our provision for loan losses and the calculation of our deferred tax asset and related valuation allowance.

Table of Contents	25

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

Overview

The Company had net income for the quarter ended March 31, 2016 of $698 thousand, or basic net income per share of $0.03, as compared to a net income of $622 thousand, or basic net income per share of $0.03, for the quarter ended March 31, 2015. This is an improvement of $76 thousand, or 12.22%.

Quarter-to-Date Results

Highlights from the first quarter of 2016 include:

•	Fully complied with and released from formal Written Agreement with bank regulators;
•	Strong net interest margin of 3.95% for the quarter;
•	No provision for loan losses taken in the first quarter;
•	Received regulatory approval to make the first quarter interest payments on trust preferred securities;
•	A reduction in nonaccrual loans of $1.3 million, or 8.89% during the quarter;
•	Net charge offs of $274 thousand for the three-months ended March 31, 2016, which is an improvement of $688 thousand, or 71.52%, versus net charges offs of $962 thousand reported for the three-months end March 31, 2015.
•	Gains on the sales of investment securities was $105 thousand for the quarter as compared to $35 thousand for the same period in 2015;
•	A decrease of $5.7 million, or 2.21%, in higher costing time deposits during the quarter;
•	The Bank is considered well-capitalized under regulatory standards; and,
•	Book value per share of $2.02 as of March 31, 2016.

In the first quarter of 2016, our net interest margin was 3.95%, as compared to 3.74% for the same period in 2015, an improvement of 21 basis points. The Company’s primary source of income, net interest income, increased $41 thousand, or 0.75%, to $5.5 million for the first quarter of 2016 from $5.4 million for the same period in 2015. Loan interest income decreased $216 thousand, or 3.74%, from $5.8 million for the first quarter of 2015 to $5.6 million for the first quarter of 2016. Investment interest income has grown for the first quarter of 2016 to $464 thousand from $426 thousand for the first quarter of 2015. Interest expense decreased $225 thousand, or 26.29%, from $856 thousand for the quarter ended March 31, 2016 to $631 thousand for the same quarter of 2016 as a result of time deposits re-pricing at lower interest rates at maturity, as well as a favorable shift in the deposit mix whereby our higher-cost time deposits were replaced with lower-cost deposit products.

Noninterest income for the first quarter of 2016 was $1.6 million, which is an increase of $142 thousand when compared to the $1.4 million for the same period in 2015. This increase was primarily due to the $105 thousand gain on the sale of investment securities during the quarter, compared to only $35 thousand in 2015.

Table of Contents	26

Noninterest expense increased $108 thousand, or 1.73%, to $6.3 million for the first quarter 2016 as compared to $6.2 million for the first quarter of 2015. Salaries and employee benefits increased $268 thousand, or 9.11% in the quarter-to-quarter comparison from $2.9 million at March 31, 2015 to $3.2 million for the same period in 2016. This increase was primarily the result of salaries for the four seasoned commercial bankers the Bank hired during the fourth quarter of 2015 and first quarter of 2016. Occupancy and equipment expenses decreased $89 thousand from $942 thousand for the first quarter of 2015 to $853 thousand for the first quarter of 2016. Advertising expense increased $47 thousand in the quarter-to-quarter comparison. Other real estate owned and repossessed asset expenses decreased $196 thousand, or 54.60%, to $163 thousand for the first quarter of 2016 as compared to $359 thousand for the same period in 2015. During the first three months of 2016 we had net gains on the sale of other real estate owned of $43 thousand as compared to a net loss on the sale of other real estate owned for the same period in 2015. Writedowns on other real estate owned were $24 thousand for the first three months of 2016 as compared to writedowns of $148 thousand for the same period in 2015.

Our efficiency ratio, a non-GAAP measure which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 90.05% for the first quarter of 2016 as compared to 90.88% for the same period in 2015. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity.

Balance Sheet

Total assets increased $10.6 million, or 1.69%, to $636.5 million at March 31, 2016 from $625.9 million at December 31, 2015. The main driver in the increase was an increase of $9.1 million in loans as a result of our efforts to conservatively grow the loan portfolio.

Total investments decreased $16.9 million, or 16.66%, to $84.7 million at March 31, 2016 from $101.6 million at December 31, 2015. We sold $12.9 million in investment securities during the first three months of 2016. These sales resulted in net realized gains of $105 thousand. These sales were executed in order to take advantage of gains in the investment portfolio while providing liquidity to fund loan growth. Interest bearing deposits with banks increased $12.5 million, or 111.87%, in the first three months of 2016 to $23.8 million from $11.3 million at December 31, 2015.

Total loans increased $9.1 million, or 2.07%, to $450.3 million at March 31, 2016 as compared to $441.2 million at December 31, 2015. This was due to our strategy to conservatively grow the loan portfolio as we refocus our efforts away from complying with the Written Agreement to enhancing shareholder value. To assist in these efforts, we are further developing our commercial lending staff and have added new members to the team in an effort to grow the loan portfolio. We believe the focus on developing new and existing lending relationships should continue the pace of increasing total loans as experienced in the first three months of 2016, subject to the economy and heightened competition in our markets.

Total deposits decreased $2.8 million from $558.0 million at December 31, 2015 to $555.2 million at March 31, 2016. Noninterest bearing deposits declined 1.16%, or $1.7 million, from $149.7 million at December 31, 2015 to $148.0 million at March 31, 2016. We experienced an increase of $12.4 million, or 41.12%, in interest-bearing demand deposits during the first three months of 2016. We have experienced a $7.8 million, or 6.46%, decrease in non-maturity deposits. Time deposits decreased by $5.7 million, or 2.21%, from $257.0 million at December 31, 2015 to $251.3 million at March 31, 2016. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. The shift from higher-costing time deposits to lower-costing deposit products represents a favorable repositioning of the Company’s deposit mix. We believe the continued decrease in time deposits is primarily the result of the prolonged low interest rate environment. We also expect to continue to lose higher cost deposits at a slower pace in the near future as the remaining longer term time deposits mature and some of these will likely reprice at much lower interest rates. We believe despite the deposit decrease, we have adequate liquidity.

Total borrowings increased to $12.7 million at March 31, 2016, an increase of $9.7 million from the $3.0 million outstanding balance at December 31, 2015. The increase in advances from the Federal Home Loan Bank are short-term borrowings we expect to pay off as we anticipate growing deposits and utilizing sales of available for sale securities to fund our loan growth.

Table of Contents	27

Total equity at March 31, 2016 was $47.2 million. That represents an increase of $1.1 million, or 2.49%, when compared to the December 31, 2015 balance of $46.1 million. Net income of $698 thousand and the $449 thousand increase in other comprehensive income resulting from an increase in net unrealized gains in the investment portfolio during the three months ended March 31, 2016 were the drivers of the increase in equity.

Asset Quality

We continue to make significant progress in reducing the levels of non-performing assets. However, as asset quality improves the level of nonperforming assets remains elevated as a result of the prolonged deteriorated residential and commercial real estate markets, as well as the sluggish economy. Loans rated substandard decreased $2.2 million, or 11.15%, to $17.5 million at March 31, 2016 from $19.7 million at December 31, 2015.

The ratio of nonperforming assets to total assets lowered to 4.20% at March 31, 2016 as compared to 4.35% at December 31, 2015. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $26.7 million at March 31, 2016 from $27.2 million at December 31, 2015, a reduction of $522 thousand, or 1.92%. We continue undertaking extensive and more aggressive measures to work out problem credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets. Delinquencies increased in the first three months of 2016 as total past due loans increased to $14.9 million at March 31, 2016 from $13.4 million at December 31, 2015, an increase of $1.5 million, or 11.16%. Overall, we believe the asset quality has stabilized.

Other real estate owned (“OREO”) increased $798 thousand to $13.2 million at March 31, 2016 from $12.4 million at December 31, 2015. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first three months of 2016, we acquired $1.1 million in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $312 thousand of our properties with gains of $43 thousand realized as a result of the sales. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. We do have lease agreements on certain other real estate owned properties which are generating rental income at market rates. Rental income on OREO properties was $67 thousand for the first three months of 2016, an increase of $22 thousand, or 48.89%, when compared to the $45 thousand recognized in the first three months of 2015.

Our allowance for loan losses at March 31, 2016 was $7.2 million, or 1.60% of total loans as compared to $7.5 million, or 1.70% of total loans at December 31, 2015. Impaired loans decreased $599 thousand, or 3.46%, to $16.7 million with an estimated related allowance of $873 thousand for potential losses at March 31, 2016 as compared to $17.3 million in impaired loans with an estimated related allowance of $983 thousand at the end of 2015. No provision for loan losses was recorded during first three months of 2016 or 2015. In the first three months of 2016, net charge offs were $274 thousand, or 0.25% of average loans, as compared to $962 thousand, or 0.75% of average loans, in the same period of 2015. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Capital Ratios

At March 31, 2016, the Company remains well-capitalized. The Tier 1 leverage ratio was 9.95% at March 31, 2016, compared to 9.74% at December 31, 2015. The Tier 1 risk based ratio was 16.20% at March 31, 2016, compared to 16.40% at December 31, 2015. The Total risked based capital ratio was 17.54% at March 31, 2016, compared to 17.80% at December 31, 2015. The Common Equity Tier 1 ratio was 12.14% at March 31, 2016, compared to 12.27% at December 31, 2015.

Table of Contents	28

At March 31, 2016, the Bank also remains well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at March 31, 2016 for the Bank: Tier 1 leverage ratio of 9.83%, Tier 1 risk based capital ratio of 16.02%, Total risk based capital ratio of 17.28%, and Common Equity Tier 1 ratio of 16.02%. The ratios were as follows at December 31, 2015: Tier 1 leverage ratio of 9.67%, Tier 1 risk based capital ratio of 16.29%, Total risk based capital ratio of 17.55%, and Common Equity Tier 1 ratio of 16.29%.

The ratios mentioned above for the Company and Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Company and Bank are now subject to a Common Equity Tier 1 ratio set out above.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $5.0 million existed at March 31, 2016 as compared to a net deferred tax asset of $5.1 million at December 31, 2015. At March 31, 2016 we had a valuation allowance of $5.4 million as compared to a valuation allowance of $5.7 million at December 31, 2015. During the first three months of 2016 we reversed $272 thousand of our deferred tax valuation allowance. As of March 31, 2016, the Company had $15.1 million of net operating loss carryforwards which will expire in 2031 thru 2035. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Our total capital at the end of the first quarter 2016 was $47.2 million compared to $46.1 million at December 31, 2015. The increase was $1.1 million, or 2.49%. The Bank and the Company were both well capitalized as of March 31, 2016, as defined by the regulatory capital guidelines. New Peoples equity as a percentage of total assets was 7.42% at March 31, 2016 compared to 7.36% at December 31, 2015. The tangible book value per common share was $2.02 at March 31, 2016 compared to $1.97 at December 31, 2015.

Total assets increased during the first quarter of 2016 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Our primary source of capital comes from earnings. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe retained earnings will be sufficient to support the Bank’s planned asset growth. As part of our initiative to maintain well capitalized status as defined by regulatory guidelines, we are working to further replace our nonperforming assets with high-quality interest-earning assets. We are also focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. However, these efforts alone may not provide us adequate capital if further losses related to OREO or loans are realized.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets which consists of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $108.6 million at March 31, 2016, down from $112.6 million at December 31, 2015. A surplus of short-term assets are maintained at levels management deems adequate to meet potential liquidity needs.

Table of Contents	29

At March 31, 2016, all of our investments are classified as available-for-sale. These investments provide an additional source of liquidity in the amount of $69.2 million, which is net of the $15.5 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Due to maturities, paydowns, and sales of securities our investment portfolio has declined from $101.6 million at December 31, 2015 to $84.7 million at March 31, 2016. A $680 thousand increase in the fair market value of the investment portfolio during the 1st quarter of 2016 resulted in a net unrealized gain of $184 thousand at March 31, 2016 compared to the net unrealized loss of $496 thousand at December 31, 2015.

Our loan to deposit ratio was 81.10% at March 31, 2016 and 79.06% at December 31, 2015. We anticipate this ratio to remain at or below 85% in the near future as we work to increase the loan portfolio and grow the core deposit base of the Bank.

Available third-party sources of liquidity at March 31, 2016 include the following: a line of credit with the Federal Home Loan Bank of Atlanta, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. In May 2015, we received notification that a $3.0 million unsecured federal funds line of credit facility with a correspondent bank had been reinstated. In February 2016, we received notification that this facility had been increased to $5.0 million. In March 2016, we received notification that another correspondent bank had reinstated an unsecured federal funds line of credit facility in the amount of $5.0 million. As a result we had the ability to borrow $10.0 million in unsecured federal funds as of March 31, 2016, which gives us an additional source of liquidity.

At March 31, 2016, we had borrowings from the Federal Home Loan Bank (“FHLB”) totaling $12.7 million as compared to $3.0 million at December 31, 2015. None of the FHLB advances are overnight borrowings and therefore none of the advance is subject to daily interest rate changes. Of the $12.7 million outstanding balance, $10.0 million mature in April 2016. The remaining $2.7 million in borrowings have a maturity date in the year 2018, but are amortizing monthly or quarterly. These borrowings decreased $300 thousand during the first three months of 2016 due to regularly scheduled principal payments. We also used our line of credit with the Federal Home Loan Bank to issue letters of credit for $7.0 million in 2013 and $5.0 million in 2015 to the Treasury Board of Virginia for collateral on public funds. An additional $95.4 million was available on March 31, 2016 on the $120.1 million line of credit, which is secured by a blanket lien on our residential real estate loans.

We have access to the brokered deposits market. Currently we have $2.7 million in 10-year term time deposits comprised of $3 thousand incremental deposits which yield an interest rate of 4.10%. With the exception of CDARS time deposits, we have no other brokered deposits. Though this has not been a strategy in the past, we may utilize this source in the future as a lower cost source of funds. In February 2016, our ability to participate in CDARS one way buys was reinstated. As of March 31, 2016 we had $3.2 million in CDARS one way buys outstanding.

We are a member of an internet certificate of deposit network whereby we may purchase funds from other financial institutions at auction. We may invest funds through this network as well. Currently, we only intend to use this source of liquidity in a liquidity crisis event.

The Bank has access to additional liquidity through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, we do not anticipate using this funding source except as a last resort.

Additional liquidity is expected to be provided by loan repayments and core deposit growth that will result from an increase in market share in our targeted trade area. During the first quarter of 2016, rates paid on time deposits were increased in an effort to slow down the trend of declining time deposit balances.

With the increased asset liquidity and other external sources of funding, we believe we have adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, etc.

Table of Contents	30

The bank holding company has $1.3 million in cash on deposit at the Bank as of March 31, 2016. These funds will be used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed.

The Company is making quarterly interest payments on the trust preferred securities. The restriction requiring regulatory approval before the payment of interest on the trust preferred securities was lifted when the Written Agreement was terminated effective January 20, 2016.

During the capital raise in 2012, common stock warrants were issued to investors. The warrants are immediately exercisable through December 2017 at a price of $1.75 per share. No warrants were exercised during the first three months of 2016 and the number of warrants outstanding at March 31, 2016 was 882,353. If these warrants are exercised, additional funds may be received by the Company, which provides potentially up to $1.5 million in additional liquidity and capital to the holding company. Additional contingent funding sources will be explored as available.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended March 31, 2016 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Table of Contents	31

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

See Index of Exhibits.

Table of Contents	32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By: /s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer
Date: May 16, 2016
By: /s/ JOSEPH D. PENNINGTON
Joseph D. Pennington
Senior Vice President and Chief Financial Officer
Date: May 16, 2016

Table of Contents	33

Index of Exhibits

No.		Description
2.1		Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).
3.1		Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2		Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).
4.1		Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2		Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3		Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1	*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).
10.3	*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4	*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5	*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6	*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7		Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8		Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9		Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10		Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32		Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101		The following materials for the Company’s 10-Q Report for the quarterly period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

 ___________________

* Denotes management contract.

Table of Contents	34