Form 10-Q
period 2016-06-30
NEW PEOPLES BANKSHARES INC
filed 2016-08-15
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2016
Common Stock, $2.00 par value	23,354,082

NEW PEOPLES BANKSHARES, INC.

INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Statements of Income – Six Months
Ended June 30, 2016 and 2015 (Unaudited)		1

Consolidated Statements of Income – Three Months
Ended June 30, 2016 and 2015 (Unaudited)		3
Consolidated Statements of Comprehensive Income (Loss) – Three and Six Months
Ended June 30, 2016 and 2015 (Unaudited)		5

Consolidated Balance Sheets – June 30, 2016 (Unaudited) and December 31, 2015		6

Consolidated Statements of Changes in Stockholders’ Equity -
Six Months Ended June 30, 2016 and 2015 (Unaudited)		8

Consolidated Statements of Cash Flows – Six Months
Ended June 30, 2016 and 2015 (Unaudited)		9

Notes to Consolidated Financial Statements		11

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2016	2015
Loans including fees	$11,178	$11,706
Federal funds sold	—	2
Interest-earning deposits with banks	44	55
Investments	827	849
Dividends on equity securities (restricted)	64	66
Total Interest and Dividend Income	12,113	12,678

INTEREST EXPENSE
Deposits
Demand	24	18
Savings	78	85
Time deposits below $100,000	535	747
Time deposits above $100,000	312	522
FHLB advances	64	78
Federal funds purchased	2	—
Trust preferred securities	245	217
Total Interest Expense	1,260	1,667

NET INTEREST INCOME	10,853	11,011

PROVISION FOR LOAN LOSSES	(500)	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,353	11,011

NONINTEREST INCOME
Service charges	1,072	1,088
Fees, commissions and other income	1,663	1,537
Insurance and investment fees	301	256
Net realized gains on sale of investment securities	240	35
Life insurance investment income	63	69
Total Noninterest Income	3,339	2,985

NONINTEREST EXPENSES
Salaries and employee benefits	6,549	5,824
Occupancy and equipment expense	1,921	1,862
Advertising and public relations	233	129
Data processing and telecommunications	1,157	1,002
FDIC insurance premiums	270	439
Other real estate owned and repossessed vehicles, net	252	1,066
Other operating expenses	2,731	2,587
Total Noninterest Expenses	13,113	12,909

Table of Contents	1

INCOME BEFORE INCOME TAXES	1,579	1,087

INCOME TAX EXPENSE (BENEFIT)	(1)	3

NET INCOME	$1,580	$1,084

Income Per Share
Basic	$0.07	$0.05
Fully Diluted	$0.07	$0.05

Average Weighted Shares of Common Stock
Basic	23,354,082	22,878,654
Fully Diluted	23,354,082	22,878,654

The accompanying notes are an integral part of this statement.

Table of Contents	2

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2016	2015
Loans including fees	$5,613	$5,925
Federal funds sold	—	1
Interest-earning deposits with banks	23	29
Investments	363	423
Dividends on equity securities (restricted)	32	34
Total Interest and Dividend Income	6,031	6,412

INTEREST EXPENSE
Deposits
Demand	13	9
Savings	37	44
Time deposits below $100,000	270	360
Time deposits above $100,000	158	251
FHLB Advances	28	38
Federal funds purchased	—	—
Trust Preferred Securities	123	109
Total Interest Expense	629	811

NET INTEREST INCOME	5,402	5,601

PROVISION FOR LOAN LOSSES	(500)	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,902	5,601

NONINTEREST INCOME
Service charges	584	552
Fees, commissions and other income	858	823
Insurance and investment fees	143	132
Net realized gains on sale of investment securities	135	—
Life insurance investment income	33	34
Total Noninterest Income	1,753	1,541

Table of Contents	3

NONINTEREST EXPENSES
Salaries and employee benefits	3,339	2,882
Occupancy and equipment expense	1,068	920
Advertising and public relations	129	72
Data processing and telecommunications	576	503
FDIC insurance premiums	136	221
Other real estate owned and repossessed vehicles, net	89	707
Other operating expenses	1,439	1,375
Total Noninterest Expenses	6,776	6,680

INCOME BEFORE INCOME TAXES	879	462

INCOME TAX EXPENSE (BENEFIT)	(3)	—

NET INCOME	$882	$462

Income Per Share
Basic	$0.04	$0.02
Fully Diluted	$0.04	$0.02

Weighted Average Shares of Common Stock
Basic	23,354,082	22,878,654
Fully Diluted	23,354,082	22,878,654

The accompanying notes are an integral part of this statement.

Table of Contents	4

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

NET INCOME	$882	$462	$1,580	$1,084

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	694	(893)	1,479	(267)
Tax related to unrealized gains (losses)	(236)	304	(503)	91
Reclassification of realized gains during the period	(135)	—	(240)	(35)
Tax related to realized gains	46	—	82	12
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	369	(589)	818	(199)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,251	$(127)	$2,398	$885

The accompanying notes are an integral part of this statement.

Table of Contents	5

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Cash and due from banks	$18,412	$15,087
Interest-bearing deposits with banks	13,821	11,251
Total Cash and Cash Equivalents	32,233	26,338

Investment securities available-for-sale	76,626	101,642

Loans receivable	459,613	441,169
Allowance for loan losses	(6,649)	(7,493)
Net Loans	452,964	433,676

Bank premises and equipment, net	31,228	28,148
Equity securities (restricted)	2,613	2,441
Other real estate owned	14,134	12,398
Accrued interest receivable	1,886	1,816
Life insurance investments	12,168	12,105
Deferred taxes, net	4,770	5,121
Other assets	3,689	2,213

Total Assets	$632,311	$625,898

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$148,729	$149,714
Interest-bearing	42,720	30,251
Savings deposits	112,037	121,076
Time deposits	251,598	256,978
Total Deposits	555,084	558,019

Table of Contents	6

Federal Home Loan Bank advances	9,358	2,958
Accrued interest payable	292	288
Accrued expenses and other liabilities	2,596	2,050
Trust preferred securities	16,496	16,496

Total Liabilities	583,826	579,811

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,354,082 shares issued and outstanding	46,708	46,708
Common stock warrants	764	764
Additional paid-in-capital	13,965	13,965
Retained deficit	(13,443)	(15,023)
Accumulated other comprehensive income (loss)	491	(327)

Total Stockholders’ Equity	48,485	46,087

Total Liabilities and Stockholders’ Equity	$632,311	$625,898

The accompanying notes are an integral part of this statement.

Table of Contents	7

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Deficit	Accum-ulated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2014	22,878	$45,757	$1,176	$13,672	$(17,685)	$(69)	$42,851

Net income	—	—	—	—	1,084	—	1,084
Other comprehensive loss, net of tax	—	—	—	—	—	(199)	(199)
Balance, June 30, 2015	22,878	$45,757	$1,176	$13,672	$(16,601)	$(268)	$43,736

Balance, December 31, 2015	23,354	$46,708	$764	$13,965	$(15,023)	$(327)	$46,087

Net income	—	—	—	—	1,580	—	1,580

Other comprehensive income, net of tax	—	—	—	—	—	818	818
Balance, June 30, 2016	23,354	$46,708	$764	$13,965	$(13,443)	$491	$48,485

The accompanying notes are an integral part of this statement.

Table of Contents	8

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(IN THOUSANDS)

(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,580	$1,084
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,175	1,055
Provision for loan losses	(500)	—
Income on life insurance	(63)	(69)
Gain on sale of securities available-for-sale	(240)	(35)
Gain on sale of premises and equipment	—	(66)
Gain on sale of foreclosed assets	(185)	(15)
Adjustment of carrying value of foreclosed real estate	(28)	639
Accretion of bond premiums/discounts	482	573
Deferred tax benefit	(70)	—
Net change in:
Interest receivable	(70)	104
Other assets	(1,476)	(26)
Accrued interest payable	4	56
Accrued expenses and other liabilities	546	(56)
Net Cash Provided by Operating Activities	1,155	3,244

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(21,383)	10,865
Purchase of securities available-for-sale	(7,631)	(25,202)
Proceeds from sales and maturities of securities available-for-sale	33,644	16,690
Sale (Purchase) of Federal Home Loan Bank stock	(172)	30
Purchase of Federal Reserve Bank stock	—	(37)
Payments for the purchase of premises and equipment	(4,130)	(723)
Payments for the purchase of other real estate owned	—	(5)
Payments for premiums on life insurance investments	—	(65)
Proceeds from sales of premises and equipment	—	179
Proceeds from insurance on other real estate owned	—	53
Proceeds from sales of other real estate owned	947	760
Net Cash Provided by Investing Activities	1,275	2,545

Table of Contents	9

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in Federal Home Loan Bank advances	6,400	(600)
Net change in:
Demand deposits	11,484	7,964
Savings deposits	(9,039)	7,512
Time deposits	(5,380)	(24,071)
Net Cash Provided by (Used in) Financing Activities	3,465	(9,195)

Net increase (decrease) in cash and cash equivalents	5,895	(3,406)
Cash and Cash Equivalents, Beginning of Period	26,338	35,560
Cash and Cash Equivalents, End of Period	$32,233	$32,154

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,256	$1,611
Taxes	$70	$—

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$3,098	$1,869
Loans made to finance sale of foreclosed real estate	$503	$148
Transfer of other real estate to premises and equipment	$125	$—
Change in unrealized gains (losses) on securities available-for-sale	$1,239	$(302)

The accompanying notes are an integral part of this statement.

Table of Contents	10

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

NOTE 2 ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2016 and December 31, 2015, and the results of operations for the three and six month periods ended June 30, 2016 and 2015. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six month periods ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year.

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

Under the terms of the Written Agreement, the Bank developed and submitted for approval, within specified time periods, written plans related to board oversight; the Bank’s management and governance, including management of the Bank’s operations, credit risk management, lending and credit risk administration, management of commercial real estate concentrations; the review and grading of the Bank’s loan portfolio; the  improvement of Bank problem assets in excess of $1 million; the maintenance of  an adequate allowance for loan and lease losses; the enhanced management of the Bank’s liquidity position and funds management practices; the revision of the Bank’s contingency funding and strategic plans; and the  enhancement of the Bank’s anti-money laundering activities. The Written Agreement also imposed limitations on actions taken on criticized credits and credits classified as “loss”. The Written Agreement required the submission of capital plans and the maintenance of adequate capital and restricted the payment of dividends and other distributions, the redemption of stock and the incurrence of debt.

Table of Contents	11

NOTE 4 CAPITAL:

Capital Requirements and Ratios

The Bank is subject to various capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined), and Common Equity Tier 1 capital (as defined) to risk-weighted assets (as defined). As of June 30, 2016, the Bank meets all capital adequacy requirements to which it is subject.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2016 and December 31, 2015, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	$67,951	16.95%	$ 32,069	8.0%	$40,086	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	62,920	15.70%	24,051	6.0%	32,069	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	62,920	9.98%	25,212	4.0%	31,515	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	62,920	15.70%	18,039	4.5%	26,056	6.5%

December 31, 2015:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	$65,713	17.55%	$ 29,954	8.0%	$37,443	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	60,998	16.29%	22,466	6.0%	29,954	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	60,998	9.67%	25,239	4.0%	31,549	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	60,998	16.29%	16,849	4.5%	24,338	6.5%

Table of Contents	12

As of June 30, 2016, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Beginning January 1, 2016, a capital conservation buffer of 0.625% became effective. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions or discretionary bonus payments.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
June 30, 2016
U.S. Government Agencies	$28,133	$344	$52	$28,425
Taxable municipals	2,411	72	-	2,483
Corporate bonds	3,101	137	6	3,232
Mortgage backed securities	42,238	302	54	42,486
Total Securities AFS	$75,883	$855	$112	$76,626

December 31, 2015
U.S. Government Agencies	$41,488	$244	$209	$41,523
Taxable municipals	3,337	5	61	3,281
Corporate bonds	1,944	15	20	1,939
Mortgage backed securities	55,369	41	511	54,899
Total Securities AFS	$102,138	$305	$801	$101,642

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
U.S. Government Agencies	$4,747	$45	$1,849	$7	$6,596	$52
Taxable municipals	-	-	276	-	276	-
Corporate bonds	941	6	-	-	941	6
Mtg. backed securities	2,607	15	6,276	39	8,883	54
Total Securities AFS	$8,295	$66	$8,401	$46	$16,696	$112

December 31, 2015
U.S. Government Agencies	$14,995	$81	$7,708	$128	$22,073	$209
Taxable municipals	2,136	57	278	4	2,414	61
Corporate bonds	923	20	-	-	923	20
Mtg. backed securities	38,945	354	8,719	157	47,664	511
Total Securities AFS	$56,999	$512	$16,705	$289	$73,074	$801

Table of Contents	13

At June 30, 2016, the available-for-sale portfolio included thirty eight investments for which the fair market value was less than amortized cost. At December 31, 2015, the available-for-sale portfolio included one hundred and thirty four investments for which the fair market value was less than amortized cost. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had an other-than-temporary impairment.

Investment securities with a carrying value of $12.5 million and $15.4 million at June 30, 2016 and December 31, 2015, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

Gross proceeds on the sale of investment securities were $24.8 million and $7.1 million, respectively, for the six months ended June 30, 2016 and 2015. Gross realized gains and losses pertaining to the sale of investment securities available for sale are detailed as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars are in thousands)	2016	2015	2016	2015
Gross gains realized	$156	$-	$275	$62
Gross losses realized	(21)	-	(35)	(27)
Net realized gains	$135	$-	$240	$35

The amortized cost and fair value of investment securities at June 30, 2016, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$1,232	$1,236	0.91%
Due after one year through five years	742	743	1.79%
Due after five years through ten years	13,068	13,287	2.46%
Due after ten years	60,841	61,360	1.85%
Total	$75,883	$76,626	1.94%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million and $2.4 million as of June 30, 2016 and December 31, 2015, respectively.

Table of Contents	14

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	June 30, 2016	December 31, 2015
Real estate secured:
Commercial	$103,531	$98,569
Construction and land development	19,289	14,672
Residential 1-4 family	246,084	242,916
Multifamily	13,273	12,954
Farmland	23,474	22,174
Total real estate loans	405,651	391,285
Commercial	24,863	21,469
Agriculture	4,346	3,793
Consumer installment loans	24,724	24,568
All other loans	29	54
Total loans	$459,613	$441,169

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	June 30, 2016	December 31, 2015
Real estate secured:
Commercial	$2,851	$4,358
Construction and land development	424	436
Residential 1-4 family	7,685	8,338
Multifamily	270	430
Farmland	969	1,170
Total real estate loans	12,199	14,732
Commercial	75	65
Agriculture	178	9
Consumer installment loans	69	41
All other loans	-	-
Total loans receivable on nonaccrual status	$12,521	$14,847

Total interest income not recognized on nonaccrual loans for the six months ended June 30, 2016 and 2015 was $158 thousand and $238 thousand, respectively.

Table of Contents	15

The following table presents information concerning the Company’s investment in loans considered impaired as of June 30, 2016 and December 31, 2015:

As of June 30, 2016 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$4,451	$73	$4,396	$4,818	$—
Construction and land development	116	—	7	7	—
Residential 1-4 family	3,758	103	4,075	4,391	—
Multifamily	282	11	308	349	—
Farmland	4,162	102	4,189	4,869	—
Commercial	—	—	—	—	—
Agriculture	33	2	26	26	—
Consumer installment loans	32	2	43	43	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,522	—	1,029	1,102	158
Construction and land development	277	—	265	485	131
Residential 1-4 family	1,037	11	568	574	69
Multifamily	133	4	165	165	30
Farmland	595	12	505	513	296
Commercial	72	2	68	68	23
Agriculture	139	(2)	185	185	185
Consumer installment loans	22	—	10	10	3
All other loans	—	—	—	—	—
Total	$16,631	$320	$15,839	$17,605	$895

Table of Contents	16

As of December 31, 2015 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$4,534	$163	$4,212	$5,173	$—
Construction and land development	12	1	10	10	—
Residential 1-4 family	3,506	161	3,037	3,150	—
Multifamily	520	9	430	471	—
Farmland	5,073	213	3,983	4,620	—
Commercial	267	—	—	—	—
Agriculture	42	4	36	36	—
Consumer installment loans	31	1	11	11	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	2,935	37	2,503	2,849	288
Construction and land development	373	—	289	499	155
Residential 1-4 family	2,219	99	1,920	2,121	168
Multifamily	23	—	—	—	—
Farmland	906	38	761	778	328
Commercial	80	3	69	69	24
Agriculture	24	2	18	18	18
Consumer installment loans	19	4	45	45	2
All other loans	—	—	—	—	—
Total	$20,564	$735	$17,324	$19,850	$983

Table of Contents	17

An age analysis of past due loans receivable was as follows:

As of June 30, 2016 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$534	$1,255	$1,552	$3,341	$100,190	$103,531	$—
Construction and land development	100	—	71	171	19,118	19,289	—
Residential 1-4 family	6,199	2,054	2,075	10,328	235,756	246,084	—
Multifamily	446	67	165	678	12,595	13,273	—
Farmland	365	164	—	529	22,945	23,474	—
Total real estate loans	7,644	3,540	3,863	15,047	390,604	405,651	—
Commercial	36	15	75	126	24,737	24,863	—
Agriculture	29	—	173	202	4,144	4,346	—
Consumer installment Loans	161	49	37	247	24,477	24,724	—
All other loans	22	—	—	22	7	29	—
Total loans	$7,892	$3,604	$4,148	$15,644	$443,969	$459,613	$—

As of December 31, 2015 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$311	$105	$2,534	$2,950	$95,619	$98,569	$—
Construction and land development	144	—	17	161	14,511	14,672	—
Residential 1-4 family	4,694	1,487	2,891	9,072	233,844	242,916	—
Multifamily	47	—	320	367	12,587	12,954	—
Farmland	363	—	251	614	21,560	22,174	—
Total real estate loans	5,559	1,592	6,013	13,164	378,121	391,285	—
Commercial	18	1	64	83	21,386	21,469	—
Agriculture	—	—	—	—	3,793	3,793	—
Consumer installment Loans	113	1	27	141	24,427	24,568	—
All other loans	6	—	—	6	48	54	—
Total loans	$5,696	$1,594	$6,104	$13,394	$427,775	$441,169	$—

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

Table of Contents	18

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of June 30, 2016 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$91,667	$7,378	$4,486	$—	$103,531
Construction and land development	17,267	1,598	424	—	19,289
Residential 1-4 family	235,604	1,843	8,637	—	246,084
Multifamily	12,730	—	543	—	13,273
Farmland	17,703	3,473	2,298	—	23,474
Total real estate loans	374,971	14,292	16,388	—	405,651
Commercial	24,070	706	87	—	24,863
Agriculture	4,157	—	189	—	4,346
Consumer installment loans	24,574	—	150	—	24,724
All other loans	29	—	—	—	29
Total	$427,801	$14,998	$16,814	$—	$459,613
As of December 31, 2015 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$85,255	$7,543	$5,771	$—	$98,569
Construction and land development	12,262	1,974	436	—	14,672
Residential 1-4 family	229,182	3,572	10,162	—	242,916
Multifamily	12,264	187	503	—	12,954
Farmland	16,663	2,923	2,588	—	22,174
Total real estate loans	355,626	16,199	19,460	—	391,285
Commercial	20,641	724	104	—	21,469
Agriculture	3,767	—	26	—	3,793
Consumer installment loans	24,478	—	90	—	24,568
All other loans	54	—	—	—	54
Total	$404,566	$16,923	19,680	$—	$441,169

Table of Contents	19

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended June 30, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of June 30, 2016 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$2,384	$(327)	$185	$—	$(320)	$1,922
Construction and land development	332	(5)	18	—	(18)	327
Residential 1-4 family	2,437	(411)	65	—	96	2,187
Multifamily	232	(10)	—	—	36	258
Farmland	675	(2)	101	—	(139)	635
Total real estate loans	6,060	(755)	369	—	(345)	5,329
Commercial	266	(5)	48	—	(110)	199
Agriculture	124	—	4	—	91	219
Consumer installment loans	128	(18)	13	—	(3)	120
All other loans	1	—	—	—	(1)	—
Unallocated	914	—	—	—	(132)	782
Total	$7,493	$(778)	$434	$—	$(500)	$6,649

	Allowance for Loan Losses			Recorded Investment in Loans
As of June 30, 2016 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$158	$1,764	$1,922	$5,425	$98,106	$103,531
Construction and land development	131	196	327	272	19,017	19,289
Residential 1-4 family	69	2,118	2,187	4,643	241,441	246,084
Multifamily	30	228	258	473	12,800	13,273
Farmland	296	339	635	4,694	18,780	23,474
Total real estate loans	684	4,645	5,329	15,507	390,144	405,651
Commercial	23	176	199	68	24,795	24,863
Agriculture	185	34	219	211	4,135	4,346
Consumer installment loans	3	117	120	53	24,671	24,724
All other loans	—	—	—	—	29	29
Unallocated	—	782	782	—	—	—
Total	$895	$5,754	$6,649	$15,839	$443,774	$459,613

Table of Contents	20

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

Table of Contents	21

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At June 30, 2016 there were $9.7 million in loans that are classified as troubled debt restructurings compared to $9.5 million at December 31, 2015. The following table presents information related to loans modified as troubled debt restructurings during the six and three months ended June 30, 2016 and 2015.

	For the six months ended June 30, 2016			For the six months ended June 30, 2015
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	1	$341	$339	—	$—	$—
Construction and land Development	—	—	—	1	551	314
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	1	291	291	—	—	—
Total real estate loans	2	632	630	1	551	314
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	2	$632	$630	1	$551	$314

	For the three months ended June 30, 2016			For the three months ended June 30, 2015
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	1	291	291	—	—	—
Total real estate loans	1	291	291	—	—	—
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	1	$291	$291	—	$—	$—

Table of Contents	22

During the six months ended June 30, 2016, the Company modified the terms of two loans for which the modification was considered to be a troubled debt restructuring. On one loan the interest rate and maturity date were not modified; however, the payment terms were changed. On one loan the interest rate was lowered and the payment terms and maturity date were changed. During the six months ended June 30, 2015, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on the loan; however, the maturity date was extended.

During the three months ended June 30, 2016, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate was lowered and the payment terms and maturity date were changed. During the three months ended June 30, 2015, the Company modified no loans that were considered to be troubled debt restructurings.

There was one commercial real estate loan with a recorded investment of $308 thousand that had been modified as a troubled debt restructuring that defaulted during the six months ended June 30, 2016, which was within twelve months of the loan’s modification date. No loans modified as troubled debt restructurings defaulted during the six months ended June 30, 2015. There were no loans modified as troubled debt restructurings that defaulted during the three months ended June 30, 2016 and 2015, which were within twelve months of their modification date. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the six months ended June 30, 2016 and the year ended December 31, 2015:

(Dollars are in thousands)	June 30, 2016	December 31, 2015
Balance, beginning of period	$12,398	$15,049
Additions	3,098	3,277
Purchases of other real estate owned	—	12
Transfers of other real estate owned	(125)	—
Donation of other real estate owned	—	(33)
Proceeds from sales	(947)	(1,831)
Loans made to finance sales	(503)	(878)
Proceeds from insurance claims	—	(101)
Adjustment of carrying value	28	(3,246)
Deferred gain from sales	—	50
Gain from sales	185	99
Balance, end of period	$14,134	$12,398

Table of Contents	23

NOTE 10 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants are determined by the Treasury method. For the three and six months ended June 30, 2016 and 2015, potential common shares of 882,353 and 1,539,877, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income	$882	$462	$1,580	$1,084
Weighted average shares outstanding	23,354,082	22,878,654	23,354,082	22,878,654
Dilutive shares for stock options and warrants	—	—	—	—
Weighted average dilutive shares outstanding	23,354,082	22,878,654	23,354,082	22,878,654

Basic income per share	$0.04	$0.02	$0.07	$0.05
Diluted income per share	$0.04	$0.02	$0.07	$0.05

NOTE 11 TRUST PREFERRED SECURITIES AND DEFERRAL OF INTEREST PAYMENTS:

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at June 30, 2016 of 3.23%.

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at June 30, 2016 of 2.40%.

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

In October 2009, a restriction to pay dividends from the Bank to the Company was issued by the Federal Reserve Bank of Richmond. In July 2010 the Company and the Bank entered into the Written Agreement discussed in Note 3. The Written Agreement prohibited the payment of interest on the trust preferred securities without prior regulatory approval. As a result, interest on trust preferred securities was deferred. This deferral was for a period of 60 months, and was set to expire on January 7, 2015. In the fourth quarter of 2014, the Company requested and received regulatory approval to pay the cumulative deferred interest on the trust preferred securities due on January 7, 2015 totaling $2.5 million, which the Company paid on December 10, 2014. As a result of this payment there has been no interest in arrears on the trust preferred securities since that date.

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

Table of Contents	24

The restriction requiring regulatory approval before the payment of interest on the trust preferred securities was lifted when the Written Agreement was terminated effective January 20, 2016. On April 4, 2016, the Company paid $124 thousand in interest on the trust preferred securities, which was due on April 7, 2016. On July 6, 2016 the Company paid $124 thousand in interest on the trust preferred securities, which was due on July 7, 2016.

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

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair Value Measurements and Disclosures also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Investment Securities Available-for-Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $76.6 million and $101.6 million at June 30, 2016 and December 31, 2015, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired a specific reserve may be established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines whether or not the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or whether or not an appraised value does not include estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets. The aggregate carrying amounts of impaired loans carried at fair value were $14.9 million and $16.3 million at June 30, 2016 and December 31, 2015, respectively.

Table of Contents	25

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Foreclosed assets are carried at the lower of the carrying value or fair value.  Fair value is based upon independent observable market prices or appraised values of the collateral with a third party less an estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral if further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $14.1 million and $12.4 million at June 30, 2016 and December 31, 2015, respectively.

Assets and liabilities measured at fair value are as follows as of June 30, 2016 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Government Agencies	$—	$28,425	$—
Taxable municipals	—	2,483	—
Corporate bonds	—	3,232	—
Mortgage backed securities	—	42,486	—

(On a non-recurring basis) Other real estate owned	—	—	14,134
Impaired loans:
Real estate secured:
Commercial	—	—	5,267
Construction and land development	—	—	141
Residential 1-4 family	—	—	4,574
Multifamily	—	—	443
Farmland	—	—	4,398
Commercial	—	—	45
Agriculture	—	—	26
Consumer installment loans	—	—	50
All other loans	—	—	—
Total	$—	$76,626	$29,078

Table of Contents	26

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at June 30, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$14,944	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$14,134	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Table of Contents	27

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments as of June 30, 2016 and December 31, 2015.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

June 30, 2016
Financial Instruments – Assets
Net Loans	$452,964	$455,841	$—	$440,897	$14,944

Financial Instruments – Liabilities
Time Deposits	251,598	251,587	—	251,587	—
FHLB Advances	9,358	9,355	—	9,355	—

December 31, 2015
Financial Instruments – Assets
Net Loans	$433,676	$438,589	$—	$422,248	$16,341

Financial Instruments – Liabilities
Time Deposits	256,978	256,797	—	256,797	—
FHLB Advances	2,958	2,958	—	2,958	—

Table of Contents	28

NOTE 13 SUBSEQUENT EVENTS:

In July 2016, the Bank and its wholly-owned subsidiary NPB Insurance Services, Inc. announced by press release it is teaming up with The Hilb Group of Virginia dba CSE Insurance Services, a division of the Hilb Group, LLC (“CSE”), located in Abingdon, Virginia, to provide insurance services for its current and future customers. Effective July 1, 2016, NPB Insurance Services, Inc. sold its existing book of business to CSE. These customers will be serviced by CSE and the Bank will refer future insurance needs of its bank customers to CSE.

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

Table of Contents	29

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

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Table of Contents	30

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

Table of Contents	31

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

Overview

The Company had net income for the quarter ended June 30, 2016 of $882 thousand, or basic net income per share of $0.04, as compared to a net income of $462 thousand, or basic net income per share of $0.02, for the quarter ended June 30, 2015. This is an improvement of $420 thousand, or 90.91%. The improvement was mainly driven by a negative provision for loan losses of $500 thousand during the second quarter 2016. The Company had net income for the six months ended June 30, 2016 of $1.6 million, or basic net income per share of $0.07, as compared to the six months ending June 30, 2015 whereby the Company had net income of $1.1 million, or $0.05 basic net income per share. This is an improvement of $496 thousand, or $0.02 per share.

Quarter-to-Date Results

Highlights from the second quarter of 2016 include:

·	Strong net interest margin of 3.94% for the quarter;
·	A negative provision for loans losses of $500 thousand;
·	A reduction in nonaccrual loans of $1.0 million, or 7.44% during the quarter;
·	Gains on the sales of investment securities were $135 thousand for the quarter as compared to no gains for the same period in 2015;
·	The Bank is considered well-capitalized under regulatory standards; and,
·	Book value per share of $2.08 as of June 30, 2016.

In the second quarter of 2016, our net interest margin was 3.94%, as compared to 3.86% for the same period in 2015, an improvement of 8 basis points. The Company’s primary source of income, net interest income, decreased $199 thousand, or 3.55%, to $5.4 million for the second quarter of 2016 from $5.6 million for the same period in 2015. Loan interest income decreased $312 thousand, or 5.27%, from $5.9 million for the second quarter of 2015 to $5.6 million for the second quarter of 2016. While we have been successful in our strategy to conservatively grow the loan portfolio, renewed loans are repricing at lower rates and new loans are being booked at lower rates due to competitive pressures. Investment interest income decreased $60 thousand to $363 thousand for the second quarter of 2016 as compared to $423 thousand for the second quarter of 2015 due to decreases in the investment portfolio used to fund loan growth. Interest expense decreased $182 thousand, or 22.44%, from $811 thousand for the quarter ended June 30, 2015 to $629 thousand for the same quarter of 2016 as a result of time deposits re-pricing at lower interest rates at maturity, as well as a favorable shift in the deposit mix whereby our higher-cost time deposits were replaced with lower-cost deposit products.

A negative provision of $500 thousand was recorded in the second quarter as a result of improved loan quality. Asset quality is discussed below.

Noninterest income for the second quarter of 2016 was $1.8 million, which is an increase of $212 thousand when compared to the $1.5 million for the same period in 2015. This increase was primarily due to the $135 thousand gain on the sale of investment securities during the quarter, compared to no investment security gains in the second quarter 2015. In June 2016, we began offering the Optional Overdraft Protection Service and Optional Overdraft Protection Service Plus products to our deposit customers. As a result our nonsufficient funds income and overdraft income increased by $45 thousand during the quarter. We expect nonsufficient funds income and overdraft income to increase in the future as customers utilize these new services.

Table of Contents	32

Noninterest expense increased $96 thousand, or 1.44%, to $6.8 million for the second quarter 2016 as compared to $6.7 million for the second quarter of 2015. Salaries and employee benefits increased $457 thousand, or 15.86% in the quarter-to-quarter comparison from $2.9 million at June 30, 2015 to $3.3 million for the same period in 2016. This increase was primarily the result of seasoned commercial bankers hired during the fourth quarter of 2015 and first half of 2016 as a part of our strategy to grow the loan portfolio as well as staff added to operate the Interactive Teller Machines (“ITMs”). Occupancy and equipment expenses increased $148 thousand from $920 thousand for the second quarter of 2015 to $1.1 million for the second quarter of 2016. Advertising expenses and data processing expenses increased $57 thousand and $73 thousand, respectively, in the quarter-to-quarter comparison. The increase in occupancy and equipment, advertising and data processing expenses was mainly due to the rollout of the ITMs during the second quarter of 2016. The ITMs, a new, state-of-the-art technology which replaced the Bank’s ATMs, will help provide additional convenience by providing teller services from 7 AM to 7 PM Monday thru Saturday. Other real estate owned and repossessed asset expenses decreased $618 thousand, or 87.41%, to $89 thousand for the second quarter of 2016 as compared to $707 thousand for the same period in 2015.

Year-to-Date Results

Highlights from the first six months of 2016 include:

·	A reduction in nonaccrual loans of $2.3 million, or 15.67% during the first six months of 2016;
·	Net charge offs of $344 thousand for the six-months ended June 30, 2016, which is an improvement of $844 thousand, or 71.04%, versus net charges offs of $1.2 million reported for the six-months ended June 30, 2015;
·	$18.4 million, or 4.18% increase in loans during the first six months of 2016; and,
·	$5.4 million, or 2.09% decrease in higher-costing time deposits during the first six months of 2016.

Net interest income year-to-date for June 30, 2016 was $10.9 million, which was a slight decline of $158 thousand, or 1.43% when compared to the same period in 2015. Loan interest income for the first six months of 2016 decreased $528 thousand, or 4.51%, from $11.7 million as of June 30, 2015 to $11.2 million as of June 30, 2016.

This decrease is primarily related to continued high level of nonaccrual loans, and newer loans being booked at lower interest rates. Mostly offsetting the decline in interest income from loans was the decline in interest paid on deposits. Interest expense on deposits declined $423 thousand, for the six-months ended June 30, 2016, when comparing it to the same period in 2015. The main driver in the decline in interest expense on deposits is the 3.73%, or $21.5 million, decline in deposits when comparing the balances at June 30, 2016 and 2015, respectively. Also aiding in the decline in deposit expense is the favorable shift in the deposit mix of higher-costing time deposits to lower-costing non-time deposits.

A negative provision of $500 thousand was recorded in the first half of 2016 as a result of improved loan quality. Asset quality is discussed below.

Year-to-date June 30, 2016, noninterest income increased to $3.3 million from $3.0 million in 2015. This increase was primarily due to the $240 thousand gain on the sale of investment securities during the first six months, compared to the $35 thousand gain on the sale of investment securities for the same period in 2015.

Noninterest expense increased $204 thousand, or 1.58%, for the first six months of 2016 from $12.9 million as of June 30, 2015 to $13.1 million as of June 30, 2016. For the six months ended June 30, 2016, salaries and employee benefits increased $725 thousand, or 12.45%, to $6.5 million as compared to $5.8 million for the same period in 2015. This increase was primarily the result of seasoned commercial bankers hired during the fourth quarter of 2015 and first half of 2016 as a part of our strategy to grow the loan portfolio as well as staff added to operate the ITMs. Total full time equivalent employees have increased to 262 at June 30, 2016 from 244 at June 30, 2015, an increase of 18, or 7.38%. Other real estate owned and repossessed asset expenses decreased $814 thousand, or 76.36%, to $252 thousand for the first six months of 2016 as compared to $1.1 million for the same period in 2015. During the first six months of 2016 we had net gains on the sale of other real estate owned of $185 thousand as compared to a net gain on the sale of other real estate owned of $15 thousand for the same period in 2015. Writedowns on other real estate owned were $24 thousand for the first six months of 2016 as compared to writedowns of $639 thousand for the same period in 2015.

Table of Contents	33

Balance Sheet

Total assets increased $6.4 million, or 1.02%, to $632.3 million at June 30, 2016 from $625.9 million at December 31, 2015. Loans showed an increase of $18.4 million as a result of our efforts to conservatively grow the loan portfolio, which was funded by a $24.8 million in investment sales during the first six months of 2016.

Total investments decreased $25.0 million, or 24.61%, to $76.6 million at June 30, 2016 from $101.6 million at December 31, 2015. We sold $24.8 million in investment securities during the first six months of 2016. These sales resulted in net realized gains of $240 thousand. These sales were executed in order to take advantage of gains in the investment portfolio while providing liquidity to fund loan growth. Interest bearing deposits with banks increased $2.5 million, or 2.28%, in the first six months of 2016 to $13.8 million from $11.3 million at December 31, 2015.

Total loans increased $18.4 million, or 4.18%, to $459.6 million at June 30, 2016 as compared to $441.2 million at December 31, 2015. Our strategy is to conservatively grow the loan portfolio as we refocus our efforts away from complying with the Written Agreement to enhancing shareholder value. To assist in these efforts, we have added several commercial lenders, during the latter part of 2015 and first half of 2016, mostly focused in the tri-cities market of Bristol, VA and TN, Kingsport, TN, and Johnson City, TN. We expect increasing total loans during the latter half of 2016 to be comparable to the rate of growth we experienced in the first six months of 2016, subject to economic conditions, customer demand, and competition in our markets.

Total deposits decreased $2.9 million from $558.0 million at December 31, 2015 to $555.1 million at June 30, 2016. Noninterest bearing deposits declined 0.65%, or $1.0 million, from $149.7 million at December 31, 2015 to $148.7 million at June 30, 2016. We experienced an increase of $12.4 million, or 41.22%, in interest-bearing demand deposits during the first six months of 2016. We have experienced a $9.1 million, or 7.47%, decrease in non-maturity deposits. Time deposits decreased by $5.4 million, or 2.09%, from $257.0 million at December 31, 2015 to $251.6 million at June 30, 2016. Time deposit levels have stabilized during the second quarter of 2016 and we do not anticipate decreasing any further in the foreseeable future. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. The shift from higher-costing time deposits to lower-costing deposit products represents a favorable repositioning of the Company’s deposit mix. We have recently increased our interest rates on time deposits in an effort to stop shrinking the bank, to help provide funds for loan growth, and to increase deposit market share. Existing higher cost deposits should continue to reprice at lower interest rates, but the level of these higher yielding deposits is decreasing; thus, the opportunity to continue decreasing interest expense will diminish.

Total borrowings increased to $9.4 million at June 30, 2016, an increase of $6.4 million from the $3.0 million outstanding balance at December 31, 2015. Borrowings decreased $600 thousand during the first six months of 2016 due to regularly scheduled principal payments on the $3.0 million outstanding at December 31, 2015. In June 2016 we borrowed $7.0 million in advances from the Federal Home Loan Bank to take advantage of lower interest rates to also help fund our loan growth as we work to grow our deposits and loans.

Total equity at June 30, 2016 was $48.5 million. That represents an increase of $2.4 million, or 5.20%, when compared to the December 31, 2015 balance of $46.1 million. Net income of $1.6 million and the $818 thousand increase in other comprehensive income resulting from an increase in net unrealized gains in the investment portfolio during the six months ended June 30, 2016 were the drivers of the increase in equity.

Asset Quality

We continue to make progress in reducing the levels of non-performing assets. However, as asset quality improves, the level of nonperforming assets remains elevated as a result of the prolonged deteriorated residential and commercial real estate markets, as well as the sluggish economy. Loans rated substandard decreased $2.9 million, or 14.56%, to $16.8 million at June 30, 2016 from $19.7 million at December 31, 2015.

Table of Contents	34

The ratio of nonperforming assets to total assets lowered to 4.22% at June 30, 2016 as compared to 4.35% at December 31, 2015. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $26.7 million at June 30, 2016 from $27.2 million at December 31, 2015, a reduction of $590 thousand, or 2.17%. We continue undertaking extensive and more aggressive measures to work out problem credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets. Delinquencies increased in the first six months of 2016 as total past due loans increased to $15.6 million at June 30, 2016 from $13.4 million at December 31, 2015, an increase of $2.2 million, or 16.80%.

Other real estate owned (“OREO”) increased $1.7 million to $14.1 million at June 30, 2016 from $12.4 million at December 31, 2015. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first six months of 2016, OREO increased by $3.1 million as a result of settlement of foreclosed loans, which was offset by sales of $1.5 million of our properties with gains of $185 thousand realized as a result of the sales. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. We do have lease agreements on certain other real estate owned properties which are generating rental income at market rates. Rental income on OREO properties was $123 thousand for the first six months of 2016, an increase of $21 thousand, or 20.59%, when compared to the $102 thousand recognized in the first six months of 2015.

Our allowance for loan losses at June 30, 2016 was $6.6 million, or 1.45% of total loans as compared to $7.5 million, or 1.70% of total loans at December 31, 2015. Impaired loans decreased $1.5 million, or 8.57%, to $15.8 million with an estimated related allowance of $895 thousand for potential losses at June 30, 2016 as compared to $17.3 million in impaired loans with an estimated related allowance of $983 thousand at the end of 2015. No provision for loan losses was recorded during first six months of 2015 and the first quarter of 2016, while a negative provision of $500 thousand was recorded in the second quarter of 2016. In the first six months of 2016, net charge offs were $344 thousand, or 0.15% of average loans, as compared to $1.2 million, or 0.53% of average loans, in the same period of 2015. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Capital Ratios

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

At June 30, 2016, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at June 30, 2016 for the Bank: Tier 1 leverage ratio of 9.98%, Tier 1 risk based capital ratio of 15.70%, Total risk based capital ratio of 16.95%, and Common Equity Tier 1 ratio of 15.70%. The ratios were as follows at December 31, 2015: Tier 1 leverage ratio of 9.67%, Tier 1 risk based capital ratio of 16.29%, Total risk based capital ratio of 17.55%, and Common Equity Tier 1 ratio of 16.29%.

The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Bank is now subject to a Common Equity Tier 1 ratio set out above.

Table of Contents	35

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $4.8 million existed at June 30, 2016 as compared to a net deferred tax asset of $5.1 million at December 31, 2015. At June 30, 2016 we had a valuation allowance of $5.1 million as compared to a valuation allowance of $5.7 million at December 31, 2015. During the first six months of 2016 we reversed $553 thousand of our deferred tax valuation allowance. As of June 30, 2016, the Company had $15.2 million of net operating loss carryforwards which will expire in 2031 thru 2035. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Our total capital at the end of the first quarter 2016 was $48.5 million compared to $46.1 million at December 31, 2015. The increase was $2.4 million, or 5.20%. New Peoples equity as a percentage of total assets was 7.67% at June 30, 2016 compared to 7.36% at December 31, 2015. The tangible book value per common share was $2.08 at June 30, 2016 compared to $1.97 at December 31, 2015.

Total assets increased during the first six months 2016 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Our primary source of capital comes from earnings. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe retained earnings will be sufficient to support the Bank’s planned asset growth. As part of our initiative to maintain well capitalized status as defined by regulatory guidelines, we are working to further replace our nonperforming assets with high-quality interest-earning assets. We are also focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. However, these efforts alone may not provide us adequate capital if further losses related to OREO or loans are realized.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Table of Contents	36

Liquidity

We closely monitor our liquidity and our liquid assets which consist of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $96.4 million at June 30, 2016, down from $112.6 million at December 31, 2015. A surplus of short-term assets are maintained at levels management deems adequate to meet potential liquidity needs.

At June 30, 2016, all of our investments are classified as available-for-sale. These investments provide an additional source of liquidity in the amount of $64.1 million, which is net of the $12.5 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Due to maturities, paydowns, and sales of securities to fund loan growth our investment portfolio has declined from $101.6 million at December 31, 2015 to $76.6 million at June 30, 2016. A $1.2 million increase in the fair market value of the investment portfolio during the first six months of 2016 resulted in a net unrealized gain of $743 thousand at June 30, 2016 compared to the net unrealized loss of $496 thousand at December 31, 2015.

Available third-party sources of liquidity at June 30, 2016 include the following: a line of credit with the Federal Home Loan Bank of Atlanta, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. In May 2015, we received notification that a $3.0 million unsecured federal funds line of credit facility with a correspondent bank had been reinstated. In February 2016, we received notification that this facility had been increased to $5.0 million. In March 2016, we received notification that another correspondent bank had reinstated an unsecured federal funds line of credit facility in the amount of $5.0 million. As a result we had the ability to borrow $10.0 million in unsecured federal funds as of June 30, 2016, which gives us an additional source of liquidity.

At June 30, 2016, we had borrowings from the Federal Home Loan Bank (“FHLB”) totaling $9.4 million as compared to $3.0 million at December 31, 2015. None of the FHLB advances are overnight borrowings and therefore none of the advances are subject to daily interest rate changes. $2.4 million of the borrowings have a maturity date in the year 2018, but are amortizing monthly or quarterly. These borrowings decreased $600 thousand during the first six months of 2016 due to regularly scheduled principal payments. In June 2016 the Bank borrowed an additional $2.0 million with a maturity date in the year 2019 and an additional $5.0 million borrowing with a maturity date in the year 2021. These borrowings were done to take advantage of lower interest rates to also help fund our loan growth as we work to grow our deposits and loans. We also used our line of credit with the Federal Home Loan Bank to issue letters of credit for $7.0 million in 2013 and $5.0 million in 2015 to the Treasury Board of Virginia for collateral on public funds. An additional $81.3 million was available on June 30, 2016 on the $102.7 million line of credit, which is secured by a blanket lien on our residential real estate loans.

We have access to the brokered deposits market. Currently we have $2.7 million in 10-year term time deposits comprised of $3 thousand incremental deposits which yield an interest rate of 4.10%. With the exception of CDARS time deposits, we have no other brokered deposits. Though this has not been a strategy in the past, we may utilize this source in the future as a lower cost source of funds. In February 2016, our ability to participate in CDARS one way buys was reinstated. As of June 30, 2016 we had $2.8 million in CDARS one way buys outstanding.

We are a member of an internet certificate of deposit network whereby we may purchase funds from other financial institutions at auction. We may invest funds through this network as well. Currently, we only intend to use this source of liquidity in a liquidity crisis event.

Table of Contents	37

The Bank has access to additional liquidity through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, we do not anticipate using this funding source except as a last resort.

Additional liquidity is expected to be provided by loan repayments and core deposit growth that will result from an increase in market share in our targeted trade area. During the first six months of 2016, rates paid on time deposits were increased in an effort to slow down the trend of declining time deposit balances.

With the increased asset liquidity and other external sources of funding, we believe we have adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, etc.

The bank holding company has $1.1 million in cash on deposit at the Bank as of June 30, 2016. These funds will be used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed.

The Company is making quarterly interest payments on the trust preferred securities. The restriction requiring regulatory approval before the payment of interest on the trust preferred securities was lifted when the Written Agreement was terminated effective January 20, 2016.

During the capital raise in 2012, common stock warrants were issued to investors. The warrants are immediately exercisable through December 2017 at a price of $1.75 per share. No warrants were exercised during the first six months of 2016 and the number of warrants outstanding at June 30, 2016 was 882,353. If these warrants are exercised, additional funds may be received by the Company, which provides potentially up to $1.5 million in additional liquidity and capital to the holding company. Additional contingent funding sources will be explored as available.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended June 30, 2016 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Table of Contents	38

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

On June 24, 2015 New Peoples Bank filed an Amended Complaint in the Circuit Court of Russell County Virginia against Arthur Wayne Bostic, Michael W. Bostic, Sr. and Jeffrey C. Bostic to enforce guarantees of loans made to Bostic Ford Sales, Inc. and seeking judgment against the guarantors for $1,427,709.76 with interest and legal fees. On July 24, 2015 Arthur Bostic filed a counterclaim against New Peoples Bank. On March 8, 2016 Michael Bostic, Sr. and Jeffrey Bostic filed their counterclaims against the Bank. The counterclaims assert lender liability theories of recovery and arise from the refusal of the Bank to continue to extend credit to Bostic Ford Sales, Inc. in 2008-2009. The defendants seek a judgment against the Bank of at least $3 million.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

See Index of Exhibits.

Table of Contents	39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ay 10, 2013

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By: /s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer
Date: August 15, 2016

By: /s/ JOSEPH D. PENNINGTON
Joseph D. Pennington
Senior Vice President and Chief Financial Officer
Date: August 15, 2016

Table of Contents	40

Index of Exhibits

Une 30
arc

No.	Description
2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

___________________

* Denotes management contract.

Table of Contents	41