Form 10-Q
period 2016-09-30
NEW PEOPLES BANKSHARES INC
filed 2016-11-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 11, 2016
Common Stock, $2.00 par value	23,354,257

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2016	2015
Loans including fees	$16,910	$17,595
Federal funds sold	—	2
Interest-earning deposits with banks	67	73
Investments	1,161	1,306
Dividends on equity securities (restricted)	99	98
Total Interest and Dividend Income	18,237	19,074

INTEREST EXPENSE
Deposits
Demand	37	28
Savings	122	129
Time deposits below $100,000	808	1,062
Time deposits above $100,000	480	735
FHLB advances	109	113
Federal funds purchased	2	—
Trust preferred securities	373	328
Total Interest Expense	1,931	2,395

NET INTEREST INCOME	16,306	16,679

PROVISION FOR LOAN LOSSES	(500)	(1,200)

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,806	17,879

NONINTEREST INCOME
Service charges	1,926	1,667
Fees, commissions and other income	2,694	2,333
Insurance and investment fees	404	411
Net realized gains on sale of investment securities	240	35
Life insurance investment income	118	316
Total Noninterest Income	5,382	4,762

NONINTEREST EXPENSES
Salaries and employee benefits	9,954	8,816
Occupancy and equipment expense	3,042	2,767
Advertising and public relations	332	240
Data processing and telecommunications	1,726	1,552
FDIC insurance premiums	407	652
Other real estate owned and repossessed vehicles, net	599	1,398
Other operating expenses	4,208	3,822
Total Noninterest Expenses	20,268	19,247

Table Of Contents	2

INCOME BEFORE INCOME TAXES	1,920	3,394

INCOME TAX EXPENSE (BENEFIT)	(6)	17

NET INCOME	$1,926	$3,377

Income Per Share
Basic	$0.08	$0.15
Fully Diluted	$0.08	$0.15

Average Weighted Shares of Common Stock
Basic	23,354,092	22,878,654
Fully Diluted	23,354,092	22,878,654

The accompanying notes are an integral part of this statement.

Table Of Contents	3

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2016	2015
Loans including fees	$5,732	$5,889
Federal funds sold	—	—
Interest-earning deposits with banks	23	18
Investments	334	457
Dividends on equity securities (restricted)	35	32
Total Interest and Dividend Income	6,124	6,396

INTEREST EXPENSE
Deposits
Demand	13	10
Savings	44	44
Time deposits below $100,000	273	315
Time deposits above $100,000	168	213
FHLB Advances	45	35
Federal funds purchased	—	—
Trust Preferred Securities	128	111
Total Interest Expense	671	728

NET INTEREST INCOME	5,453	5,668

PROVISION FOR LOAN LOSSES	—	(1,200)

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,453	6,868

NONINTEREST INCOME
Service charges	854	579
Fees, commissions and other income	1,031	796
Insurance and investment fees	103	155
Net realized gains on sale of investment securities	—	—
Life insurance investment income	55	247
Total Noninterest Income	2,043	1,777

NONINTEREST EXPENSES
Salaries and employee benefits	3,405	2,992
Occupancy and equipment expense	1,121	905
Advertising and public relations	99	111
Data processing and telecommunications	569	550
FDIC insurance premiums	137	213
Other real estate owned and repossessed vehicles, net	347	332
Other operating expenses	1,477	1,235
Total Noninterest Expenses	7,155	6,338

Table Of Contents	4

INCOME BEFORE INCOME TAXES	341	2,307

INCOME TAX EXPENSE (BENEFIT)	(5)	14

NET INCOME	$346	$2,293

Income Per Share
Basic	$0.01	$0.10
Fully Diluted	$0.01	$0.10

Weighted Average Shares of Common Stock
Basic	23,354,111	22,878,654
Fully Diluted	23,354,111	22,878,654

The accompanying notes are an integral part of this statement.

Table Of Contents	5

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

NET INCOME	$346	$2,293	$1,926	$3,377

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	(70)	576	1,409	309
Tax related to unrealized gains (losses)	24	(196)	(479)	(105)
Reclassification of realized gains during the period	—	—	(240)	(35)
Tax related to realized gains	—	—	82	12
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(46)	380	772	181
TOTAL COMPREHENSIVE INCOME	$300	$2,673	$2,698	$3,558

The accompanying notes are an integral part of this statement.

Table Of Contents	6

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Cash and due from banks	$16,625	$15,087
Interest-bearing deposits with banks	15,776	11,251
Federal funds sold	36	—
Total Cash and Cash Equivalents	32,437	26,338

Investment securities available-for-sale	74,561	101,642

Loans receivable	464,721	441,169
Allowance for loan losses	(6,358)	(7,493)
Net Loans	458,363	433,676

Bank premises and equipment, net	30,259	28,148
Equity securities (restricted)	2,613	2,441
Other real estate owned	13,194	12,398
Accrued interest receivable	1,924	1,816
Life insurance investments	12,223	12,105
Deferred taxes, net	4,819	5,121
Other assets	3,474	2,213

Total Assets	$633,867	$625,898

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$152,930	$149,714
Interest-bearing	40,623	30,251
Savings deposits	115,007	121,076
Time deposits	247,956	256,978
Total Deposits	556,516	558,019

Federal Home Loan Bank advances	9,058	2,958
Accrued interest payable	294	288
Accrued expenses and other liabilities	2,718	2,050
Trust preferred securities	16,496	16,496

Total Liabilities	585,082	579,811

Commitments and contingencies	—	—

Table Of Contents	7

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;	46,708	46,708
23,354,257 and 23,354,082 shares issued and outstanding at
September 30, 2016 and December 31, 2015, respectively
Common stock warrants	764	764
Additional paid-in-capital	13,965	13,965
Retained deficit	(13,097)	(15,023)
Accumulated other comprehensive income (loss)	445	(327)

Total Stockholders’ Equity	48,785	46,087

Total Liabilities and Stockholders’ Equity	$633,867	$625,898

The accompanying notes are an integral part of this statement.

Table Of Contents	8

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Deficit	Accum-ulated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2014	22,878	$45,757	$1,176	$13,672	$(17,685)	$(69)	$42,851

Net income	—	—	—	—	3,377	—	3,377
Other comprehensive loss, net of tax	—	—	—	—	—	181	181
Balance, September 30, 2015	22,878	$45,757	$1,176	$13,672	$(14,308)	$112	$46,409

Balance, December 31, 2015	23,354	$46,708	$764	$13,965	$(15,023)	$(327)	$46,087

Net income	—	—	—	—	1,926	—	1,926

Other comprehensive income, net of tax	—	—	—	—	—	772	772
Balance, September 30, 2016*	23,354	$46,708	$764	$13,965	$(13,097)	$445	$48,785

*During the third quarter of 2016, 175 shares of common stock were issued in connection with common stock warrants being exercised.

Table Of Contents	9

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(IN THOUSANDS)

(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,926	$3,377
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,815	1,571
Provision for loan losses	(500)	(1,200)
Income on life insurance	(118)	(316)
Gain on sale of securities available-for-sale	(240)	(35)
Gain on sale of premises and equipment	(67)	(67)
Gain on sale of foreclosed assets	(290)	(10)
Net write-down of carrying value of foreclosed real estate	165	784
Accretion of bond premiums/discounts	711	867
Deferred tax benefit	(95)	—
Net change in:
Interest receivable	(108)	140
Other assets	(1,261)	110
Accrued interest payable	6	35
Accrued expenses and other liabilities	668	550
Net Cash Provided by Operating Activities	2,612	5,806

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(27,362)	15,686
Purchase of securities available-for-sale	(9,708)	(25,202)
Proceeds from sales and maturities of securities available-for-sale	37,487	22,330
Net Purchase of equity securities (restricted)	(172)	(72)
Payments for the purchase of premises and equipment	(4,469)	(1,325)
Payments for the purchase of other real estate owned	—	(5)
Payments for premiums on life insurance investments	—	(65)
Proceeds from life insurance investment	—	1,793
Proceeds from sales of premises and equipment	735	181
Proceeds from insurance on other real estate owned	—	57
Proceeds from sales of other real estate owned	2,379	1,084
Net Cash Provided by (Used in) Investing Activities	(1,110)	14,462

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in Federal Home Loan Bank advances	6,100	(900)
Net change in:
Demand deposits	13,588	2,064
Savings deposits	(6,069)	11,129
Time deposits	(9,022)	(33,762)
Net Cash Provided by (Used in) Financing Activities	4,597	(21,469)

Table Of Contents	10

Net increase (decrease) in cash and cash equivalents	6,099	(1,201)
Cash and Cash Equivalents, Beginning of Period	26,338	35,560
Cash and Cash Equivalents, End of Period	$32,437	$34,359

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,925	$2,360
Taxes	$95	$—

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$3,851	$2,249
Loans made to finance sale of foreclosed real estate	$676	$193
Transfer of other real estate to premises and equipment	$125	$—
Change in unrealized gains on securities available-for-sale	$1,169	$274

The accompanying notes are an integral part of this statement.

Table Of Contents	11

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

NOTE 2 ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2016 and December 31, 2015, and the results of operations for the three and nine month periods ended September 30, 2016 and 2015. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine month periods ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 FORMAL WRITTEN AGREEMENT:

The Company and the Bank had previously entered into the Written Agreement with the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission Bureau of Financial Institutions under which the Company and the Bank were required to take certain actions and implement certain plans. On February 2, 2016, the Company and the Bank announced that they had successfully complied with all of the requirements of the Written Agreement and accordingly, effective January 20, 2016, the agreement had been terminated.

Table Of Contents	12

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined), and Common Equity Tier 1 capital (as defined) to risk-weighted assets (as defined). As of September 30, 2016, the Bank meets all capital adequacy requirements to which it is subject.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2016 and December 31, 2015, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	68,259	16.98%	$32,168	8.0%	40,209	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,216	15.72%	24,126	6.0%	32,168	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	63,216	10.00%	25,287	4.0%	31,609	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,216	15.72%	18,094	4.5%	26,136	6.5%

December 31, 2015:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	65,713	17.55%	$29,954	8.0%	37,443	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	60,998	16.29%	22,466	6.0%	29,954	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	60,998	9.67%	25,239	4.0%	31,549	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	60,998	16.29%	16,849	4.5%	24,338	6.5%

Table Of Contents	13

As of September 30, 2016, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Beginning January 1, 2016, a capital conservation buffer of 0.625% became effective. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
September 30, 2016
U.S. Government Agencies	$26,995	$314	$51	$27,258
Taxable municipals	2,401	73	-	2,474
Corporate bonds	3,100	186	-	3,286
Mortgage backed securities	41,392	239	88	41,543
Total Securities AFS	$73,888	$812	$139	$74,561

December 31, 2015
U.S. Government Agencies	$41,488	$244	$209	$41,523
Taxable municipals	3,337	5	61	3,281
Corporate bonds	1,944	15	20	1,939
Mortgage backed securities	55,369	41	511	54,899
Total Securities AFS	$102,138	$305	$801	$101,642

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
U.S. Government Agencies	$3,724	$42	$1,794	$9	$5,518	$51
Mtg. backed securities	7,915	45	4,938	43	12,853	88
Total Securities AFS	$11,639	$87	$6,732	$52	$18,371	$139

December 31, 2015
U.S. Government Agencies	$14,995	$81	$7,708	$128	$22,073	$209
Taxable municipals	2,136	57	278	4	2,414	61
Corporate bonds	923	20	—	—	923	20
Mtg. backed securities	38,945	354	8,719	157	47,664	511
Total Securities AFS	$56,999	$512	$16,705	$289	$73,074	$801

Table Of Contents	14

At September 30, 2016, the available-for-sale portfolio included forty two investments for which the fair market value was less than amortized cost. At December 31, 2015, the available-for-sale portfolio included one hundred and thirty four investments for which the fair market value was less than amortized cost. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had an other-than-temporary impairment.

Investment securities with a carrying value of $11.8 million and $15.4 million at September 30, 2016 and December 31, 2015, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

Gross proceeds on the sale of investment securities were $24.8 million and $7.1 million, respectively, for the nine months ended September 30, 2016 and 2015. Gross realized gains and losses pertaining to the sale of investment securities available for sale are detailed as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars are in thousands)	2016	2015	2016	2015
Gross gains realized	$—	$—	$275	$62
Gross losses realized	—	—	(35)	(27)
Net realized gains	$—	$—	$240	$35

The amortized cost and fair value of investment securities at September 30, 2016, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$1,221	$1,225	0.91%
Due after one year through five years	656	657	1.84%
Due after five years through ten years	12,836	13,107	2.50%
Due after ten years	59,175	59,572	1.80%
Total	$73,888	$74,561	1.91%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million and $2.4 million as of September 30, 2016 and December 31, 2015, respectively.

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

Table Of Contents	15

(Dollars are in thousands)	September 30, 2016	December 31, 2015
Real estate secured:
Commercial	$102,997	$98,569
Construction and land development	22,749	14,672
Residential 1-4 family	248,042	242,916
Multifamily	13,205	12,954
Farmland	23,828	22,174
Total real estate loans	410,821	391,285
Commercial	26,246	21,469
Agriculture	4,459	3,793
Consumer installment loans	23,177	24,568
All other loans	18	54
Total loans	$464,721	$441,169

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	September 30, 2016	December 31, 2015
Real estate secured:
Commercial	$3,671	$4,358
Construction and land development	354	436
Residential 1-4 family	8,145	8,338
Multifamily	169	430
Farmland	930	1,170
Total real estate loans	13,269	14,732
Commercial	3	65
Agriculture	83	9
Consumer installment loans	93	41
All other loans	—	—
Total loans receivable on nonaccrual status	$13,448	$14,847

Total interest income not recognized on nonaccrual loans for the nine months ended September 30, 2016 and 2015 was $397 thousand and $486 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of September 30, 2016 and December 31, 2015:

Table Of Contents	16

As of September 30, 2016 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	3,533	$3,959	$—
Construction and land development	7	7	—
Residential 1-4 family	3,590	3,888	—
Multifamily	305	346	—
Farmland	4,358	5,050	—
Commercial	—	—	—
Agriculture	19	19	—
Consumer installment loans	—	—	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,589	1,680	172
Construction and land development	253	477	119
Residential 1-4 family	644	652	88
Multifamily	—	—	—
Farmland	502	512	293
Commercial	67	67	19
Agriculture	8	8	8
Consumer installment loans	53	53	20
All other loans	—	—	—
Total	14,928	$16,718	$719
As of December 31, 2015 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	4,212	$5,173	$—
Construction and land development	10	10	—
Residential 1-4 family	3,037	3,150	—
Multifamily	430	471	—
Farmland	3,983	4,620	—
Commercial	—	—	—
Agriculture	36	36	—
Consumer installment loans	11	11	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	2,503	2,849	288
Construction and land development	289	499	155
Residential 1-4 family	1,920	2,121	168
Multifamily	—	—	—
Farmland	761	778	328
Commercial	69	69	24
Agriculture	18	18	18
Consumer installment loans	45	45	2
All other loans	—	—	—
Total	17,324	$19,850	$983

Table Of Contents	17

The following table presents information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Nine Months Ended
	September 30, 2016		September 30, 2015
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$4,222	$77	$4,615	$102
Construction and land development	89	—	13	1
Residential 1-4 family	3,716	140	3,623	140
Multifamily	288	14	543	5
Farmland	4,211	163	5,346	94
Commercial	—	—	333	—
Agriculture	29	2	44	3
Consumer installment loans	24	—	36	4
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,539	6	3,043	58
Construction and land development	271	—	394	—
Residential 1-4 family	939	18	2,294	84
Multifamily	100	—	28	—
Farmland	572	18	942	28
Commercial	71	2	83	3
Agriculture	107	1	26	1
Consumer installment loans	30	1	13	—
All other loans	—	—	—	—
Total	$16,208	$442	$21,376	$523

Table Of Contents	18

	Three Months Ended
	September 30, 2016		September 30, 2015
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$3,965	$4	$4,916	$43
Construction and land development	7	—	12	1
Residential 1-4 family	3,833	37	3,674	47
Multifamily	307	3	434	3
Farmland	4,274	61	4,963	42
Commercial	—	—	105	(2)
Agriculture	23	—	36	—
Consumer installment loans	22	(2)	59	1
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,309	6	2,411	18
Construction and land development	259	—	407	—
Residential 1-4 family	606	7	2,162	31
Multifamily	83	(4)	—	—
Farmland	504	6	781	9
Commercial	68	—	82	1
Agriculture	97	3	23	—
Consumer installment loans	32	1	—	—
All other loans	—	—	—	—
Total	$15,389	$122	$20,065	$194

An age analysis of past due loans receivable was as follows:

As of September 30, 2016 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$747	$305	$1,819	$2,871	$100,126	$102,997	$—
Construction and land development	100	—	64	164	22,585	22,749	—
Residential 1-4 family	4,099	1,312	1,669	7,080	240,962	248,042	—
Multifamily	1,720	—	67	1,787	11,418	13,205	—
Farmland	82	—	—	82	23,746	23,828	—
Total real estate loans	6,748	1,617	3,619	11,984	398,837	410,821	—
Commercial	—	—	—	—	26,246	26,246	—
Agriculture	15	—	79	94	4,365	4,459	—
Consumer installment Loans	91	—	68	159	23,018	23,177	—
All other loans	—	—	—	—	18	18	—
Total loans	$6,854	$1,617	$3,766	$12,237	$452,484	$464,721	$—

Table Of Contents	19

As of December 31, 2015 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate secured:
Commercial	$311	$105	$2,534	$2,950	$95,619	$98,569	$—
Construction and land development	144	—	17	161	14,511	14,672	—
Residential 1-4 family	4,694	1,487	2,891	9,072	233,844	242,916	—
Multifamily	47	—	320	367	12,587	12,954	—
Farmland	363	—	251	614	21,560	22,174	—
Total real estate loans	5,559	1,592	6,013	13,164	378,121	391,285	—
Commercial	18	1	64	83	21,386	21,469	—
Agriculture	—	—	—	—	3,793	3,793	—
Consumer installment Loans	113	1	27	141	24,427	24,568	—
All other loans	6	—	—	6	48	54	—
Total loans	$5,696	$1,594	$6,104	$13,394	$427,775	$441,169	$—

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

Table Of Contents	20

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of September 30, 2016 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$91,708	$7,165	$4,124	$—	$102,997
Construction and land development	20,885	1,539	325	—	22,749
Residential 1-4 family	237,338	2,054	8,650	—	248,042
Multifamily	12,831	—	374	—	13,205
Farmland	17,847	3,531	2,450	—	23,828
Total real estate loans	380,609	14,289	15,923	—	410,821
Commercial	25,483	696	67	—	26,246
Agriculture	4,368	—	91	—	4,459
Consumer installment loans	23,016	—	161	—	23,177
All other loans	18	—	—	—	18
Total	$433,494	$14,985	$16,242	$—	$464,721
As of December 31, 2015 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$85,255	$7,543	$5,771	$—	$98,569
Construction and land development	12,262	1,974	436	—	14,672
Residential 1-4 family	229,182	3,572	10,162	—	242,916
Multifamily	12,264	187	503	—	12,954
Farmland	16,663	2,923	2,588	—	22,174
Total real estate loans	355,626	16,199	19,460	—	391,285
Commercial	20,641	724	104	—	21,469
Agriculture	3,767	—	26	—	3,793
Consumer installment loans	24,478	—	90	—	24,568
All other loans	54	—	—	—	54
Total	$404,566	$16,923	19,680	$—	$441,169

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended September 30, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of September 30, 2016 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$2,384	$(417)	$217	$—	$(238)	$1,946
Construction and land development	332	(5)	24	—	(5)	346
Residential 1-4 family	2,437	(601)	78	—	329	2,243
Multifamily	232	(18)	—	—	19	233
Farmland	675	(2)	102	—	(144)	631
Total real estate loans	6,060	(1,043)	421	—	(39)	5,399
Commercial	266	(65)	52	—	(46)	207
Agriculture	124	—	6	—	(87)	43
Consumer installment loans	128	(22)	16	—	9	131
All other loans	1	—	—	—	(1)	—
Unallocated	914	—	—	—	(336)	578
Total	$7,493	$(1,130)	$495	$—	$(500)	$6,358

Table Of Contents	21

	Allowance for Loan Losses			Recorded Investment in Loans
As of September 30, 2016 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$172	$1,774	$1,946	$5,122	$97,875	$102,997
Construction and land development	119	227	346	260	22,489	22,749
Residential 1-4 family	88	2,155	2,243	4,234	243,808	248,042
Multifamily	-	233	233	305	12,900	13,205
Farmland	293	338	631	4,860	18,968	23,828
Total real estate loans	672	4,727	5,399	14,781	396,040	410,821
Commercial	19	188	207	67	26,179	26,246
Agriculture	8	35	43	27	4,432	4,459
Consumer installment loans	20	111	131	53	23,124	23,177
All other loans	-	-	-	-	18	18
Unallocated	-	578	578	-	-	-
Total	$719	$5,639	$6,358	$14,928	$449,793	$464,721

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2015 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Advances	Provisions	Ending Balance
Real estate secured:
Commercial	$4,418	$(724)	$147	$—	$(1,457)	$2,384
Construction and land development	199	(226)	215	—	144	332
Residential 1-4 family	2,572	(743)	93	—	515	2,437
Multifamily	154	(384)	6	—	456	232
Farmland	913	(90)	214	—	(362)	675
Total real estate loans	8,256	(2,167)	675	—	(704)	6,060
Commercial	457	(92)	1,412	—	(1,511)	266
Agriculture	125	—	3	—	(4)	124
Consumer installment loans	171	(101)	41	—	17	128
All other loans	1	—	—	—	—	1
Unallocated	912	—	—	—	2	914
Total	$9,922	$(2,360)	$2,131	$—	$(2,200)	$7,493

Table Of Contents	22

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2015 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$288	$2,096	$2,384	$6,715	$91,854	$98,569
Construction and land development	155	177	332	299	14,373	14,672
Residential 1-4 family	168	2,269	2,437	4,957	237,959	242,916
Multifamily	-	232	232	430	12,524	12,954
Farmland	328	347	675	4,744	17,430	22,174
Total real estate loans	939	5,121	6,060	17,145	374,140	391,285
Commercial	24	242	266	69	21,400	21,469
Agriculture	18	106	124	54	3,739	3,793
Consumer installment loans	2	126	128	56	24,512	24,568
All other loans	-	1	1	-	54	54
Unallocated	-	914	914	-	-	-
Total	$983	$6,510	7,493	$17,324	$423,845	$441,169

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At September 30, 2016 there were $9.4 million in loans that are classified as troubled debt restructurings compared to $9.5 million at December 31, 2015. The following table presents information related to loans modified as troubled debt restructurings during the nine and three months ended September 30, 2016 and 2015.

Table Of Contents	23

	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	1	$341	$341	—	$—	$—
Construction and land Development	—	—	—	1	551	302
Residential 1-4 family	—	—	—	2	225	224
Multifamily	—	—	—	—	—	—
Farmland	1	291	280	—	—	—
Total real estate loans	2	632	621	3	776	526
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	2	$632	$621	3	$776	$526

	For the three months ended September 30, 2016			For the three months ended September 30, 2015
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	2	225	224
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	2	225	224
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	—	$—	$—	2	$225	$224

During the nine months ended September 30, 2016, the Company modified the terms of two loans for which the modification was considered to be a troubled debt restructuring. On one loan the interest rate and maturity date were not modified; however, the payment terms were changed. On one loan the interest rate was lowered and the payment terms and maturity date were changed. During the nine months ended September 30, 2015, the Company modified the terms of three loans for which the modification was considered to be a troubled debt restructuring. On two of the loans we modified the terms and lowered the interest rate. On one loan the interest rate was not modified; however, the maturity date was extended.

Table Of Contents	24

During the three months ended September 30, 2016, the Company modified no loans that were considered to be a troubled debt restructuring. During the three months ended September 30, 2015, the Company modified the terms of two loans for which the modification was considered to be a troubled debt restructuring. On the two loans we modified the terms and lowered the interest rate.

One commercial real estate loan with a recorded investment of $302 thousand that had been modified as a troubled debt restructuring defaulted during the nine months ended September 30, 2016, which was within twelve months of the loan’s modification date. No loans modified as troubled debt restructurings defaulted during the nine months ended September 30, 2015. No loans modified as troubled debt restructurings defaulted during the three months ended September 30, 2016 and 2015, which were within twelve months of their modification date. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the nine months ended September 30, 2016 and the year ended December 31, 2015:

(Dollars are in thousands)	September 30, 2016	December 31, 2015
Balance, beginning of period	$12,398	$15,049
Additions	3,851	3,277
Purchases of other real estate owned	—	12
Transfers of other real estate owned	(125)	—
Donation of other real estate owned	—	(33)
Proceeds from sales	(2,379)	(1,831)
Loans made to finance sales	(676)	(878)
Proceeds from insurance claims	—	(101)
Adjustment of carrying value	(165)	(3,246)
Deferred gain from sales	—	50
Gain from sales	290	99
Balance, end of period	$13,194	$12,398

NOTE 10 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants are determined by the Treasury method. For the three and nine months ended September 30, 2016 and 2015, potential common shares of 882,178 and 1,539,877, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

Table Of Contents	25

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income	$346	$2,293	$1,926	$3,377
Weighted average shares outstanding	23,354,111	22,878,654	23,354,092	22,878,654
Dilutive shares for stock options and warrants	—	—	—	—
Weighted average dilutive shares outstanding	23,354,111	22,878,654	23,354,092	22,878,654

Basic income per share	$0.01	$0.10	$0.08	$0.15
Diluted income per share	$0.01	$0.10	$0.08	$0.15

NOTE 11 TRUST PREFERRED SECURITIES AND DEFERRAL OF INTEREST PAYMENTS:

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at September 30, 2016 of 3.28%.

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at September 30, 2016 of 2.45%.

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

The restriction requiring regulatory approval before the payment of interest on the trust preferred securities was lifted when the Written Agreement was terminated effective January 20, 2016. On April 4, 2016, the Company paid $124 thousand in interest on the trust preferred securities, which was due on April 7, 2016. On July 6, 2016 the Company paid $124 thousand in interest on the trust preferred securities, which was due on July 7, 2016. On October 4, 2016 the Company paid $127 thousand in interest on the trust preferred securities, which was due on October 7, 2016.

Table Of Contents	26

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

Investment Securities Available-for-Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $74.6 million and $101.6 million at September 30, 2016 and December 31, 2015, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired a specific reserve may be established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines whether or not the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or whether or not an appraised value does not include estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets. The aggregate carrying amounts of impaired loans carried at fair value were $14.2 million and $16.3 million at September 30, 2016 and December 31, 2015, respectively.

Table Of Contents	27

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Foreclosed assets are carried at the lower of the carrying value or fair value.  Fair value is based upon independent observable market prices or appraised values of the collateral with a third party less an estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral if further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $13.2 million and $12.4 million at September 30, 2016 and December 31, 2015, respectively.

Assets and liabilities measured at fair value are as follows as of September 30, 2016 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Government Agencies	$—	$27,258	$—
Taxable municipals	—	2,474	—
Corporate bonds	—	3,286	—
Mortgage backed securities	—	41,543	—

(On a non-recurring basis) Other real estate owned	—	—	13,194
Impaired loans:
Real estate secured:
Commercial	—	—	4,950
Construction and land development	—	—	141
Residential 1-4 family	—	—	4,146
Multifamily	—	—	305
Farmland	—	—	4,567
Commercial	—	—	48
Agriculture	—	—	19
Consumer installment loans	—	—	33
All other loans	—	—	—
Total	$—	$74,561	$27,403

Assets and liabilities measured at fair value are as follows as of December 31, 2015 (for purpose of this table the impaired loans are shown net of the related allowance):

Table Of Contents	28

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Government Agencies	$—	$41,523	$—
Taxable municipals	—	3,281	—
Corporate bonds	—	1,939	—
Mortgage backed securities	—	54,899	—

(On a non-recurring basis) Other real estate owned	—	—	12,398
Impaired loans:
Real estate secured:
Commercial	—	—	6,427
Construction and land development	—	—	144
Residential 1-4 family	—	—	4,789
Multifamily	—	—	430
Farmland	—	—	4,416
Commercial	—	—	45
Agriculture	—	—	36
Consumer installment loans	—	—	54
All other loans	—	—	—
Total	$—	$101,642	$28,739

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at September 30, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$14,209	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$13,194	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Table Of Contents	29

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments as of September 30, 2016 and December 31, 2015.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

September 30, 2016
Financial Instruments – Assets
Net Loans	$458,363	$461,025	$—	$446,816	$14,209

Financial Instruments – Liabilities
Time Deposits	247,956	247,529	—	247,529	—
FHLB Advances	9,058	9,110	—	9,110	—

December 31, 2015
Financial Instruments – Assets
Net Loans	$433,676	$438,589	$—	$422,248	$16,341

Financial Instruments – Liabilities
Time Deposits	256,978	256,797	—	256,797	—
FHLB Advances	2,958	2,958	—	2,958	—

Table Of Contents	30

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

Table Of Contents	31

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the ASC to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Table Of Contents	32

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

Written Agreement

The Company and the Bank had previously entered into the Written Agreement with the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission Bureau of Financial Institutions under which the Company and the Bank were required to take certain actions and implement certain plans.. On February 2, 2016, the Company and the Bank announced that they had successfully complied with all of the requirements of the Written Agreement and accordingly, effective January 20, 2016, the agreement had been terminated.

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

Table Of Contents	33

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

Overview

The Company had net income for the quarter ended September 30, 2016 of $346 thousand, or basic net income per share of $0.01, as compared to a net income of $2.3 million, or basic net income per share of $0.10, for the quarter ended September 30, 2015. This is a decrease of $1.9 million, or 84.91%. The decrease was mainly driven by a negative provision for loan losses of $1.2 million during the third quarter 2015 compared to no provision for loans losses during the third quarter 2016. Also we had a $415 thousand decrease in net interest income and an $817 thousand increase in noninterest expenses during the quarter, which was offset somewhat by a $266 increase in noninterest income. The Company had net income for the nine months ended September 30, 2016 of $1.9 million, or basic net income per share of $0.08, as compared to the nine months ending September 30, 2015 whereby the Company had net income of $3.4 million, or $0.15 basic net income per share. This is a decrease $1.5 million, or $0.07 per share.

Quarter-to-Date Results

Highlights from the third quarter of 2016 include:

·	Strong net interest margin of 3.92%;
·	$5.1 million, or 1.11%, increase in loans;
·	A reduction in other real estate owned of $940 thousand, or 6.65%;
·	A $3.4 million, or 21.78%, decrease in delinquencies;
·	The Bank is considered well-capitalized under regulatory standards;
·	The Bank opened a loan production office in Jonesborough, Tennessee; and,
·	Book value per share of $2.09 as of September 30, 2016.

In the third quarter of 2016, our net interest margin was 3.92%, as compared to 3.99% for the same period in 2015, a decrease of 7 basis points. The Company’s primary source of income, net interest income, decreased $215 thousand, or 3.79%, to $5.5 million for the third quarter of 2016 from $5.7 million for the same period in 2015. Loan interest income decreased $157 thousand, or 2.67%, from $5.9 million for the third quarter of 2015 to $5.7 million for the third quarter of 2016. While we have been successful in our strategy to conservatively grow the loan portfolio, renewed loans are repricing at lower rates and new loans are being booked at lower interest rates due to competitive pressures. Investment interest income decreased $123 thousand to $334 thousand for the third quarter of 2016 as compared to $457 thousand for the third quarter of 2015 due to liquidation of the investment portfolio used to fund loan growth. Interest expense decreased $57 thousand, or 7.83%, from $728 thousand for the quarter ended September 30, 2015 to $671 thousand for the same quarter of 2016 as a result of time deposits re-pricing at lower interest rates at maturity, as well as a favorable shift in the deposit mix whereby our higher-cost time deposits were replaced with lower-cost deposit products.

Table Of Contents	34

No provision for loan losses was recorded in the third quarter of 2016 as we continue to see improved loan quality. A negative provision of $1.2 million was recorded during the third quarter of 2015. See “Asset Quality” below for further discussion of $1.2 million negative provision for third quarter 2015.

Noninterest income for the third quarter of 2016 was $2.0 million, which is an increase of $266 thousand when compared to the $1.8 million for the same period in 2015. In June 2016, we began offering the Optional Overdraft Protection Service and Optional Overdraft Protection Service Plus products to our deposit customers. As a result our nonsufficient funds income and overdraft income increased by $287 thousand during the quarter when compared to the same quarter in 2015. We expect nonsufficient funds income and overdraft income to increase in the future as customers utilize these new services.

Noninterest expense increased $817 thousand, or 12.89%, to $7.2 million for the third quarter 2016 as compared to $6.3 million for the third quarter of 2015. Salaries and employee benefits increased $413 thousand, or 13.80% in the quarter-to-quarter comparison from $3.0 million at September 30, 2015 to $3.4 million for the same period in 2016. This increase was primarily the result of seasoned commercial bankers hired during the fourth quarter of 2015 and first nine months of 2016 as a part of our strategy to grow the loan portfolio, the opening of a loan production office in Jonesborough, Tennessee, as well as staff added to operate the newly implemented Interactive Teller Machines (“ITMs”). Occupancy and equipment expenses increased $216 thousand from $905 thousand for the third quarter of 2015 to $1.1 million for the third quarter of 2016. The increase in occupancy and equipment expenses was mainly due to the rollout of the ITMs during the first nine months quarter of 2016. The ITMs, a new, state-of-the-art technology which replaced the Bank’s ATMs, will help provide additional convenience by providing teller services from 7 AM to 7 PM Monday thru Saturday. The anticipate the addition of the ITMs will create efficiencies in the future. Other real estate owned and repossessed asset expenses increased $15 thousand, or 4.52%, to $347 thousand for the third quarter of 2016 as compared to $332 thousand for the same period in 2015.

Year-to-Date Results

Highlights from the first nine months of 2016 include:

•	Strong net interest margin of 3.94%;
•	A reduction in nonaccrual loans of $1.4 million, or 9.42%;
•	Nonperforming assets to total assets lowered to 4.20% during the first nine months of 2016, as compared to 5.22% for the first nine months of 2015;
•	$23.5 million, or 5.37%, increase in loans; and,
•	$9.0 million, or 3.51%, decrease in higher-costing time deposits.

Net interest income year-to-date for September 30, 2016 was $16.3 million, which was a decline of $373 thousand, or 2.24%, when compared to the same period in 2015. Loan interest income for the first nine months of 2016 decreased $685 thousand, or 3.89%, from $17.6 million as of September 30, 2015 to $16.9 million as of September 30, 2016.

This decrease is primarily related to continued high level of nonaccrual loans, and new and renewal loans being booked at lower interest rates. Mostly offsetting the decline in interest income from loans was the decline in interest paid on deposits. Interest expense on deposits declined $507 thousand, for the nine-months ended September 30, 2016, when comparing it to the same period in 2015. The main driver in the decline in interest expense on deposits is the 6.86%, or $18.2 million, decline in time deposits when comparing the balances at September 30, 2016 and 2015, respectively. Also aiding in the decline in deposit expense is the favorable shift in the deposit mix of higher-costing time deposits to lower-costing non-time deposits.

Table Of Contents	35

A negative provision of $500 thousand was recorded in the first nine months of 2016 as compared to a $1.2 million negative provision for the same period in 2015. The $500 thousand negative provision was made as a result of improved loan quality. See “Asset Quality” below for further discussion.

Year-to-date September 30, 2016, noninterest income increased to $5.4 million from $4.8 million in 2015, an increase of $620 thousand or 13.02%. This increase was primarily due to the $240 thousand gain on the sale of investment securities during the first nine months, compared to the $35 thousand gain on the sale of investment securities for the same period in 2015. In addition our nonsufficient funds / overdraft income increased by $308 thousand during the first nine months of 2016 as a result of the new optional overdraft protection services we began offering to our deposit customers in June 2016.

Noninterest expense increased $1.1 million, or 5.30%, for the first nine months of 2016 from $19.2 million as of September 30, 2015 to $20.3 million as of September 30, 2016. For the nine months ended September 30, 2016, salaries and employee benefits increased $1.2 million, or 12.91%, to $10.0 million as compared to $8.8 million for the same period in 2015. This increase was primarily the result of seasoned commercial bankers hired during the fourth quarter of 2015 and first nine months of 2016 as a part of our strategy to grow the loan portfolio, expand our market presence in the Tri-Cities, Tennessee area, as well as staff added to operate the ITMs. Total full time equivalent employees have increased to 258 at September 30, 2016 from 247 at September 30, 2015, an increase of 11, or 4.45%. Other real estate owned and repossessed asset expenses decreased $799 thousand, or 57.15%, to $599 thousand for the first nine months of 2016 as compared to $1.4 million for the same period in 2015. During the first nine months of 2016, we had net gains on the sale of other real estate owned of $290 thousand as compared to a net gain on the sale of other real estate owned of $10 thousand for the same period in 2015. Net writedowns on other real estate owned were $165 thousand for the first nine months of 2016 as compared to net writedowns of $784 thousand for the same period in 2015.

Balance Sheet

Total assets increased $8.0 million, or 1.27%, to $633.9 million at September 30, 2016 from $625.9 million at December 31, 2015. Loans showed an increase of $23.5 million as a result of our efforts to conservatively grow the loan portfolio, which was funded by selling investment securities during the first nine months of 2016.

Total investments decreased $27.0 million, or 26.64%, to $74.6 million at September 30, 2016 from $101.6 million at December 31, 2015. We sold $24.8 million in investment securities during the first nine months of 2016. These sales resulted in net realized gains of $240 thousand. These sales were executed to provide liquidity to fund loan growth and to take advantage of gains in the investment portfolio as deemed appropriate. Interest bearing deposits with banks increased $4.5 million, or 4.02%, in the first nine months of 2016 to $15.8 million from $11.3 million at December 31, 2015.

Table Of Contents	36

Total loans increased $23.5 million, or 5.34%, to $464.7 million at September 30, 2016 as compared to $441.2 million at December 31, 2015. Our strategy is to conservatively grow assets, namely the loan portfolio. To assist in these efforts, we have added several commercial lenders, during the latter part of 2015 and first nine months of 2016, mostly focused in the Tri-Cities market of Bristol, VA and TN, Kingsport, TN, and Johnson City, TN. We expect the trend in total loan growth we have experienced in the first nine months of 2016 to continue at least in the near term, subject to economic conditions, customer demand, and competition in our markets. During the third quarter of 2016, we introduced new lending products that we anticipate will help us further service our customers, generate loan growth and enhance earnings. These include secondary market mortgage loans, Small Business Administration loans and credit cards.

Total deposits decreased $1.5 million from $558.0 million at December 31, 2015 to $556.5 million at September 30, 2016. Noninterest bearing deposits increased 2.15%, or $3.2 million, from $149.7 million at December 31, 2015 to $152.9 million at September 30, 2016. We experienced an increase of $10.3 million, or 34.29%, in interest-bearing demand deposits during the first nine months of 2016. We have experienced a $6.1 million, or 5.01%, decrease in non-maturity deposits. Time deposits decreased by $9.0 million, or 3.51%, from $257.0 million at December 31, 2015 to $248.0 million at September 30, 2016. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. The shift from higher-costing time deposits to lower-costing deposit products represents a favorable repositioning of the Company’s deposit mix. We have recently increased our interest rates on time deposits in an effort to stop shrinking the bank, to help provide funds for loan growth, and to increase deposit market share. Existing higher cost deposits should continue to reprice at lower interest rates, but the level of these higher yielding deposits is decreasing; thus, the opportunity to continue decreasing interest expense will diminish.

Total borrowings increased to $9.1 million at September 30, 2016, an increase of $6.1 million from the $3.0 million outstanding balance at December 31, 2015. Borrowings decreased $900 thousand during the first nine months of 2016 due to regularly scheduled principal payments on the $3.0 million outstanding at December 31, 2015. In June 2016, we borrowed $7.0 million in advances from the Federal Home Loan Bank to take advantage of lower interest rates to also help fund our loan growth as we work to grow our deposits and loans.

Total equity at September 30, 2016 was $48.8 million. That represents an increase of $2.7 million, or 5.85%, when compared to the December 31, 2015 balance of $46.1 million. Net income of $1.9 million and the $772 thousand increase in other comprehensive income resulting from an increase in net unrealized gains in the investment portfolio during the nine months ended September 30, 2016 were the drivers of the increase in equity.

Asset Quality

We continue to make progress in reducing the levels of non-performing assets. However, as asset quality improves, the level of nonperforming assets remains elevated as a result of the prolonged deteriorated residential and commercial real estate markets, as well as the sluggish economy. Loans rated substandard decreased $3.5 million, or 17.47%, to $16.2 million at September 30, 2016 from $19.7 million at December 31, 2015.

The ratio of nonperforming assets to total assets lowered to 4.20% at September 30, 2016 as compared to 4.35% at December 31, 2015. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $26.6 million at September 30, 2016 from $27.2 million at December 31, 2015, a reduction of $603 thousand, or 2.21%. We continue undertaking extensive and more aggressive measures to work out problem credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets. Delinquencies decreased in the first nine months of 2016 as total past due loans decreased to $12.2 million at September 30, 2016 from $13.4 million at December 31, 2015, a decrease of $1.2 million, or 8.64%.

Table Of Contents	37

Other real estate owned (“OREO”) increased $796 thousand to $13.2 million at September 30, 2016 from $12.4 million at December 31, 2015. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first nine months of 2016, OREO increased by $3.9 million as a result of settlement of foreclosed loans, which was offset by sales of $3.1 million of our properties with gains of $290 thousand realized as a result of the sales. Future sales of these properties are contingent upon an economic recovery; consequently, it is difficult to estimate the duration of our ownership of these assets. We do have lease agreements on certain other real estate owned properties which are generating rental income at market rates. Rental income on OREO properties was $182 thousand for the first nine months of 2016 and 2015. We anticipate liquidating properties that we have had for a long period in the fourth quarter of 2016, which could result in losses but reduce future carrying costs.

Our allowance for loan losses at September 30, 2016 was $6.4 million, or 1.37% of total loans as compared to $7.5 million, or 1.70% of total loans at December 31, 2015. Impaired loans decreased $2.4 million, or 13.83%, to $14.9 million with an estimated related allowance of $719 thousand for potential losses at September 30, 2016 as compared to $17.3 million in impaired loans with an estimated related allowance of $983 thousand at the end of 2015. No provision for loan losses was recorded during first nine months of 2016, while a negative provision of $500 thousand was recorded in the second quarter of 2016. In the first nine months of 2016, net charge offs were $635 thousand, or 0.19% of average loans, as compared to $50 thousand, or 0.01% of average loans, in the same period of 2015. Included in the net charge offs in 2015 is a recovery of $1.2 million, which was due to the receipt in August 2015 of death benefits on a life insurance policy on which the Bank was the beneficiary. The policy was acquired in 2010 as part of a settlement with a former borrower on several defaulted loans. As a result of this $1.2 million recovery a negative provision for loan losses of $1.2 million was made in the third quarter of 2015. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Capital Ratios

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

At September 30, 2016, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at September 30, 2016 for the Bank: Tier 1 leverage ratio of 10.00%, Tier 1 risk based capital ratio of 15.72%, Total risk based capital ratio of 16.98%, and Common Equity Tier 1 ratio of 15.72%. The ratios were as follows at December 31, 2015: Tier 1 leverage ratio of 9.67%, Tier 1 risk based capital ratio of 16.29%, Total risk based capital ratio of 17.55%, and Common Equity Tier 1 ratio of 16.29%.

The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Bank is now subject to a Common Equity Tier 1 ratio set out above.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $4.8 million existed at September 30, 2016 as compared to a net deferred tax asset of $5.1 million at December 31, 2015. At September 30, 2016 we had a valuation allowance of $5.1 million as compared to a valuation allowance of $5.7 million at December 31, 2015. During the first nine months of 2016 we reversed $561 thousand of our deferred tax valuation allowance. As of September 30, 2016, the Company had $16.3 million of net operating loss carryforwards which will expire in 2031 thru 2035. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Table Of Contents	38

Capital Resources

Our total capital at the end of the third quarter 2016 was $48.8 million compared to $46.1 million at December 31, 2015. The increase was $2.7 million, or 5.85%. New Peoples equity as a percentage of total assets was 7.70% at September 30, 2016 compared to 7.36% at December 31, 2015. The tangible book value per common share was $2.09 at September 30, 2016 compared to $1.97 at December 31, 2015.

Total assets increased during the first nine months of 2016 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Our primary source of capital comes from earnings. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe retained earnings will be sufficient to support the Bank’s planned asset growth. As part of our initiative to maintain well capitalized status as defined by regulatory guidelines, we are working to further replace our nonperforming assets with high-quality interest-earning assets. We are also focused on improving earnings by maintaining a strong net interest margin and decreasing overhead expenses. However, these efforts alone may not provide us adequate capital if further losses related to OREO or loans are realized.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets which consist of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $95.2 million at September 30, 2016, down from $112.6 million at December 31, 2015. A surplus of short-term assets are maintained at levels management deems adequate to meet potential liquidity needs.

At September 30, 2016, all of our investments are classified as available-for-sale. These investments provide an additional source of liquidity in the amount of $62.8 million, which is net of the $11.8 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Due to maturities, paydowns, and sales of securities to fund loan growth our investment portfolio has declined from $101.6 million at December 31, 2015 to $74.6 million at September 30, 2016. A $1.2 million increase in the fair market value of the investment portfolio during the first nine months of 2016 resulted in a net unrealized gain of $673 thousand at September 30, 2016 compared to the net unrealized loss of $496 thousand at December 31, 2015.

Available third-party sources of liquidity at September 30, 2016 include the following: a line of credit with the Federal Home Loan Bank of Atlanta, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. In May 2015, we received notification that a $3.0 million unsecured federal funds line of credit facility with a correspondent bank had been reinstated. In February 2016, we received notification that this facility had been increased to $5.0 million. In March 2016, we received notification that another correspondent bank had reinstated an unsecured federal funds line of credit facility in the amount of $5.0 million. As a result we had the ability to borrow $10.0 million in unsecured federal funds as of September 30, 2016, which gives us an additional source of liquidity.

At September 30, 2016, we had borrowings from the Federal Home Loan Bank (“FHLB”) totaling $9.1 million as compared to $3.0 million at December 31, 2015. None of the FHLB advances are overnight borrowings and therefore none of the advances are subject to daily interest rate changes. $2.1 million of the borrowings have a maturity date in the year 2018, but are amortizing monthly or quarterly. These borrowings decreased $900 thousand during the first nine months of 2016 due to regularly scheduled principal payments. In June 2016 the Bank borrowed an additional $2.0 million with a maturity date in the year 2019 and an additional $5.0 million borrowing with a maturity date in the year 2021. These borrowings were done to take advantage of lower interest rates to also help fund our loan growth as we work to grow our deposits and loans. We also used our line of credit with the Federal Home Loan Bank to issue letters of credit for $7.0 million in 2013 and $5.0 million in 2015 to the Treasury Board of Virginia for collateral on public funds. An additional $123.8 million was available on September 30, 2016 on the $144.8 million line of credit, which is secured by a blanket lien on our residential real estate loans.

Table Of Contents	39

We have access to the brokered deposits market. Currently we have $2.7 million in 10-year term time deposits comprised of $3 thousand incremental deposits which yield an interest rate of 4.10%. With the exception of Certificate of Deposit Registry Service (“CDARS”) time deposits, we have no other brokered deposits. Though this has not been a strategy in the past, we may utilize this source in the future as a lower cost source of funds. In February 2016, our ability to participate in CDARS one way buys was reinstated. As of September 30, 2016 we had $1.6 million in CDARS one way buys outstanding.

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

Additional liquidity is expected to be provided by loan repayments and core deposit growth that will result from an increase in market share in our targeted trade area. During the first nine months of 2016, interest rates paid on time deposits were increased in an effort to slow down the trend of declining time deposit balances.

With the increased asset liquidity and other external sources of funding, we believe we have adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, etc.

The bank holding company has $967 thousand in cash on deposit at the Bank as of September 30, 2016. These funds will be used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed.

The Company is making quarterly interest payments on the trust preferred securities. The restriction requiring regulatory approval before the payment of interest on the trust preferred securities was lifted when the Written Agreement was terminated effective January 20, 2016.

During the capital raise in 2012, common stock warrants were issued to investors. The warrants are immediately exercisable through December 2017 at a price of $1.75 per share. 175 warrants were exercised during the first nine months of 2016 and the number of warrants outstanding at September 30, 2016 was 882,178. If these warrants are exercised, additional funds may be received by the Company, which provides potentially up to $1.5 million in additional liquidity and capital to the holding company. Additional contingent funding sources will be explored as available.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended September 30, 2016 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Table Of Contents	40

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

See Index of Exhibits.

Table Of Contents	41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ay 10, 2013

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By: /s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer
Date: November 14, 2016

By: /s/ JOSEPH D. PENNINGTON
Joseph D. Pennington
Senior Vice President and Chief Financial Officer
Date: November 14, 2016

Table Of Contents	42

Index of Exhibits

No.	Description
2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

___________________

* Denotes management contract.

Table Of Contents	43