Form 10-K
period 2016-12-31
NEW PEOPLES BANKSHARES INC
filed 2017-03-13
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales prices of $1.50 per share on the last business day of the second quarter of 2016 was $15,017,102.

The number of shares outstanding of the registrant’s common stock was 23,355,457 as of March 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

The Proxy Statement for New Peoples Bankshares, Inc’s 2017 Annual Meeting to Shareholders, is incorporated into Items 10 through 14 of this form 10-K.

PART I

Item 1. Business

General

New Peoples Bankshares, Inc. (New Peoples) is a Virginia financial holding company headquartered in Honaker, Virginia. From January 1, 2009 to March 3, 2016, New Peoples was a bank holding company. On March 4, 2016 the Federal Reserve Bank of Richmond approved New Peoples’s election to become a financial holding company. Our business is conducted primarily through New Peoples Bank, Inc., a Virginia banking corporation (the Bank). The Bank has a division doing business as New Peoples Financial Services which offers investment services through its broker-dealer relationship with LPL Financial Services, Inc. NPB Insurance Services, Inc. (NPB Insurance) is a subsidiary of the Bank and offers insurance services only.

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

The Bank is headquartered in Honaker, Virginia and operates 19 full service offices in southwestern Virginia, southern West Virginia and eastern Tennessee. The Bank also operates a loan production office in the eastern Tennessee county of Washington.

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

In July 2016, the Bank and its wholly-owned subsidiary NPB Insurance Services, Inc. commenced a business relationship with The Hilb Group of Virginia dba CSE Insurance Services, a division of the Hilb Group, LLC (“CSE”), located in Abingdon, Virginia, to provide insurance services for the Bank’s current and future customers. Effective July 1, 2016, NPB Insurance Services, Inc. sold its existing book of business to CSE. These customers are now serviced by CSE and the Bank refers future insurance needs of its bank customers to CSE.

Branch Locations

After a period of significant branch expansion between 2000 and 2008, we have consolidated some of our branch operations to improve efficiency. Currently, in addition to our headquarters in Honaker, Virginia we have 18 branches located in Abingdon, Virginia; Big Stone Gap, Virginia; Bluefield, Virginia; Bristol, Virginia; Castlewood, Virginia; Chilhowie, Virginia; Clintwood, Virginia; Gate City, Virginia; Grundy, Virginia; Haysi, Virginia; Lebanon, Virginia; Pound, Virginia; Pounding Mill, Virginia; Tazewell, Virginia; Weber City, Virginia; Wise, Virginia; Princeton, West Virginia; and Kingsport, Tennessee. In July 2016, a loan production office was opened in Jonesborough, Tennessee.

Our Market Areas

Our primary market area consists of southwestern Virginia, southern West Virginia and northeastern Tennessee. Specifically, we operate in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, Wise, and Smyth; Mercer county in southern West Virginia and the northeastern Tennessee county of Sullivan and Washington (collectively, the “Tri-State Area”). The close proximity and mobile nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia and Tennessee place these markets within our Bank’s targeted trade area, as well.

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

Table Of Contents	2

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

Our lending activities are subject to a variety of lending limits imposed by state law. While differing limits may apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), the Bank generally is subject to a loan-to-one-borrower limit of an amount equal to 15% of its capital and surplus plus the allowance for loan losses. The Bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit.

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

Loans by type as a percentage of total loans are as follows:

	December 31,
	2016	2015	2014	2013	2012
Commercial, financial and agricultural	11.75%	10.76%	10.99%	11.70%	12.61%
Real estate – construction	5.50%	3.33%	3.37%	4.55%	4.66%
Real estate – commercial	22.05%	22.34%	23.62%	25.59%	28.70%
Real estate – residential	55.97%	58.00%	56.37%	52.87%	48.39%
Installment loans to individuals	4.73%	5.57%	5.65%	5.29%	5.64%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

Table Of Contents	3

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

Other Bank Services. Other bank services include safe deposit boxes, cashier’s checks, certain cash management services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer ATM card services that can be used by our customers throughout Virginia and other regions. We also offer consumer and commercial VISA credit card services. Electronic banking services include debit cards, internet banking, telephone banking, mobile banking, remote deposit capture, and wire transfers.

Table Of Contents	4

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2016, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows: Russell County, VA – 23.28%, Scott County, VA – 34.16%, Dickenson County, VA – 27.92%, Tazewell County, VA – 9.24%, Smyth County, VA – 2.27%, Buchanan County, VA – 9.08%, Wise County, VA – 11.40%, Washington County, VA – 2.74%, and the City of Bristol, VA – 1.81%, Mercer County, WV – 5.53%, and City of Kingsport, TN – 1.26%.

Employees

As of December 31, 2016, we had 255 total employees, of which 243 were full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

Supervision and Regulation

General. As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We are also subject to Chapter 13 of the Virginia Banking Act, as amended (“Virginia Act”). As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions (“BFI”). As a member of the Federal Reserve system, the Bank is also subject to regulation, supervision and examination by the Federal Reserve. Other federal and state laws, including various consumer protection and compliance laws, govern the activities of the Bank, such as the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

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

Financial Holding Company. As of March 4, 2016 the Company qualified as a financial holding company (“FHC”). The Gramm-Leach-Bliley Act created this category of bank holding companies. FHC’s may directly or indirectly through subsidiaries engage in financial activities and activities “incidental” or “complimentary” to financial activities. Generally, a FHC need not give prior notice of acquisitions or activities, but must notify the Federal Reserve within 30 days after the event.

The BHCA provides a long list of “financial” activities such as underwriting, brokering or selling insurance; providing financial or investment advice; underwriting; dealing in or making a market in securities.

There are other potential “financial” activites in which the Federal Reserve is permitted to designate as permitted financial or incidental to financial activities.

We do not currently undertake activities specifically permitted to us as a FHC.

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

Payment of Dividends. New Peoples is a separate legal entity that derives the majority of its revenues from dividends paid to it by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both New Peoples and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FDIC has the general authority to limit the dividends paid by FDIC insured banks if the FDIC deems the payment to be an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. In October 2009, the Federal Reserve Bank of Richmond (“Richmond FRB”) restricted the Company from paying dividends without prior approval. This restriction was lifted when the Written Agreement was terminated effective January 20, 2016. For additional discussion concerning the Written Agreement, see Note 3, “Formal Written Agreement”.

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

Table Of Contents	7

The regulators may take various corrective actions with respect to a financial institution considered to be capital deficient. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid or dividends, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. Bank holding companies can be called upon to boost their subsidiary bank’s capital and to partially guarantee the institution’s performance under its capital restoration plan. If this occurs, capital which otherwise would be available for holding company purposes, including possible distributions to shareholders, would be required to be downstreamed to the subsidiary bank. As of December 31, 2016, the Bank was “well capitalized,” with a Total Capital ratio of 16.64%; a Tier 1 Capital ratio of 15.39%; a leverage ratio of 9.93%, and a Common Equity Tier 1 Capital ratio of 15.39%.

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

As a result of the new capital requirements effective January 1, 2015, the Bank experienced increases in its capital levels. Part of this increase was due to the regulatory changes concerning deferred tax assets being excluded in the capital calculations. As a result of the deferred tax valuation allowance of $5.7 million as of December 31, 2015, which had been expensed in prior years, we did not have to deduct any of our deferred tax assets in the calculation of our capital ratios for 2015. For our 2016 capital ratios, we only had to deduct $151 thousand of our deferred tax asset due to the deferred tax valuation allowance of $5.4 million as of December 31, 2016. In prior years we would have had to deduct the portion of our deferred tax asset that would only be recognizable in a one year time period. See Note 22 of the Notes to the Consolidated Financial Statements for further discussion of our capital requirements and ratios.

Table Of Contents	8

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

Monetary Policy. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The Federal Reserve’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of unsettled conditions in the national and international political environment, economy and money markets, as well as governmental fiscal and monetary policies their impact on interest rates, deposit levels, loan demand or the business and earnings of the Bank is unpredictable.

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

Community Reinvestment Act. Under the Community Reinvestment Act, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act emphasizes the delivery of bank products and services through branch locations in its market areas and requires banks to keep data reflecting their efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA (see below) may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination. The Bank received a rating of “Satisfactory” at its last Community Reinvestment Act performance evaluation, as of June 13, 2016.

Table Of Contents	9

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

For example, the GLBA permits unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies, which can engage in a broad range of financial services including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, a bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. We converted from a financial holidng company to a bank holding company on January 1, 2009 and remained a bank holding company until March 3, 2016. On March 4, 2016 the Federal Reserve Bank of Richmond approved New Peoples’s election to convert back to a financial holding company.

Essentially as discussed above, GLBA removed many of the limitations on affiliations between commercial banks and their holding companies and other financially related business that had been in place since the Depression. Recently, this effect of GLBA has been the subject of controversy and cited as one of the causes of the financial services crisis. As a result, The Dodd-Frank Act (as discussed later) addressed some of the criticized aspects of GLBA.

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

Table Of Contents	10

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

The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. The CFPB has implemented mortgage lending regulations to carry out its mandate. In addition, the Federal Reserve has issued new rules, effective October 1, 2011, which had the effect of limiting the fees charged to merchants by credit card companies for debit card transactions. The result of these rules is to limit the amount of interchange fee income available explicitly to larger banks and indirectly to us. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.

The Dodd-Frank Act provisions themselves are extensive; however, there is much uncertainty concerning the ultimate impact of this legislation. The process of adopting and implementing the regulations is not complete and the Trump Administration has indicated its intent to pare back regulations under Dodd-Frank substantially. Whether and to what extent this will happen and its effect on the financial services industry and the economy as a whole are unknown.

Future Regulatory Uncertainty. Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, New Peoples cannot forecast how regulation of financial institutions may change in the future and impact its operations. New Peoples fully expects that the financial institution industry will remain heavily regulated notwithstanding any regulatory relief that is adopted.

Subsequent Events

We have considered subsequent events through the date of the financial statements in this Form 10-K.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2016, the Company's net investment in premises and equipment in service was $30.0 million. Our main office and operations center is located in Honaker, Virginia. This location contains a full service branch, and our administration and operations center.

Table Of Contents	11

The Bank owns all of its 19 full service branches, including its headquarter office, as well as its loan production office in Tennessee. The locations of these branches are described in Item 1.

The Bank owns a location in Dungannon, Virginia that is now currently being leased, but was formerly used as a branch until its closure during 2010. The Bank owns additional property in Princeton, West Virginia that has potential for a future full service branch location, and currently serves as an administration office. During 2012, the Bank closed offices in Bristol, Pennington Gap, and Richlands, Virginia and Jonesborough, Tennessee. The Bristol office was subsequently leased to the Bank’s subsidiary NPB Insurance Services, Inc. in 2014 and this lease was canceled during 2016. The Pennington Gap property was sold in January 2013. The Richlands property was sold in April 2015. During 2014, the Bank closed offices in Bland, Jonesville, and Norton, Virginia and Bluewell, West Virginia. The Norton office now serves as an administrative office. In November 2015, we purchased a building in Bristol, which began use as an operations office for our Interactive Teller Machine network starting in April 2016. In July 2016, the Jonesborough office was reopened as a loan production office of the Bank. The other four offices (Bland, Bluewell, Bristol, and Jonesville) are vacant and may be used for future banking offices again.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3. Legal Proceedings

In the course of operations, we may become a party to legal proceedings.

There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company, except for the following:

On June 24, 2015 New Peoples Bank filed an Amended Complaint in the Circuit Court of Russell County, Virginia agaist Arthur Wayne Bostic, Michael W. Bostic, Sr. and Jeffrey C. Bostic to enforce guarantees of loans made to Bostic Ford Sales, Inc. and seeking judgment against the guarantors for $1,427,709.76 with interest and legal fees. On July 24, 2015 Arthur Bostic filed a counterclaim against the Bank. On March 8, 2016 Michael Bostic, Sr., and Jeffrey Bostic filed their counterclaims agains the Bank. The counterclaims assert lender liability theories of recovery and arise from the refusal of the Bank to continue to extend credit to Bostic Ford Sales, Inc. in 2008-2009. The defendants seek a judgment against the Bank of at least $3 million. On December 16, 2016 the Court entered an Order sustaining New Peoples’ demurrers to the counterclaims filed by all three defendants and providing the defendants an opportunity to amend their counterclaims. On December 23, 2016, the defendants filed amended counterclaims seeking a judgment against the Bank of at least $3 million. Following the entry of the Court’s Order on December 16, 2016, the parties began certain discussions to narrow the issues in dispute and facilitate settlement.

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

	2016		2015
	High	Low	High	Low
1st quarter	$ 1.55	$ 1.36	$ 1.60	$ 1.26
2nd quarter	1.60	1.41	1.60	1.45
3rd quarter	1.55	1.45	1.60	1.30
4th quarter	1.75	1.55	1.69	1.30

The most recent sales price of which management is aware was $1.75 per share on March 9, 2017.

(b)       Holders

On March 9, 2017, there were approximately 4,426 shareholders of record.

(c)       Dividends

In order to preserve capital we have not paid cash dividends to our shareholders. Any declaration of dividends in the future will depend on our earnings, capital requirements, growth strategies, and compliance with regulatory mandates. We are subject to certain dividend restrictions and capital requirements imposed by the Federal Reserve Bank as well as Virginia banking statutes and regulations. As a result, we do not anticipate paying a dividend on our common stock in the forseeable future. See Note 3, Note 16 and Note 22 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

Item 6. Selected Financial Data

Not applicable.

Table Of Contents	13

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from projections include:

·	the success or failure of our efforts to implement our business plan;
·	any required increase in our regulatory capital ratios;
·	satisfying other regulatory requirements that may arise from examinations, changes in the law and other similar factors;
·	deterioration of asset quality;
·	fluctuations of real estate values in our markets;
·	our ability to attract and retain talent;
·	demographical changes in our markets which negatively impact the local economy;
·	the uncertain outcome of enacted legislation to stabilize the U.S. financial system such as Dodd-Frank;
·	the successful management of interest rate risk;
·	the successful management of liquidity;
·	changes in general economic and business conditions in our market area;
·	credit risks inherent in making loans such as borrower ability to repay;
·	competition with other banks and financial institutions, and companies outside of the banking industry, including online lenders and those companies that have substantially greater access to capital and other resources;
·	demand, development and acceptance of new products and services we have offered or may offer;
·	technology utilized by us;
·	our ability to successfully manage cyber security;
·	our reliance on third-party vendors and correspondent banks;
·	changes in general accepted accounting principles;
·	changes in governmental regulations, tax rates and similar matters; and,
·	other risks which may be described in our future filings with the SEC.

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

Table Of Contents	14

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2016 and 2015 as well as results of operations for the years ended December 31, 2016 and 2015. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

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

Overview

At December 31, 2016, total assets were $634.3 million, total loans were $468.6 million, and total deposits were $554.4 million. The Company‘s consolidated net income for the year ended December 31, 2016 was $958 thousand, or basic net income per share of $0.04 as compared to a net income of $2.7 million, or basic net income per share of $0.12, for the year ended December 31, 2015. This is a decrease of $1.7 million, or $0.08 per share. This decrease was mainly driven by a negative provision for loan losses of $500 thousand for 2016 as compared to a negative provision for loan losses of $2.2 million for 2015. We also had an increase of noninterest income of $888 thousand, which offset our decrease in net interest income of $875 thousand. The annualized return on average assets for the fiscal year 2016 was 0.15% as compared to 0.41% for the same period in 2015. The annualized return on average equity was 2.00% for the fiscal year 2016 and 5.95% for the same period in 2015.

Highlights from the year 2016 include:

·	A $27.4 million, or 6.22%, increase in loans, when compared to 2015;
·	A negative provision for loan losses of $500 thousand for 2016 as compared to a negative provision for loan losses of $2.2 million for 2015;
·	Writedowns of other real estate owned properties of $1.4 million, a decrease of $1.8 million, or 56.44% when compared to 2015;
·	A reduction in other real estate owned of $1.7 million, or 14.06%, when compared to 2015;
·	A reduction of $434 thousand, or 14.21%, in interest expenses when compared to 2015;
·	A decrease of $1.4 million, or 9.71% in nonaccrual loans during 2016;
·	A decrease of $1.4 million, or 6.98%, in substandard loans during 2016;
·	A decrease of $9.2 million, or 3.56%, in higher-costing time deposits during 2016;
·	A strong net interest margin of 3.92% for 2016;
·	The Bank is considered well capitalized as defined by regulatory guidelines;
·	Rollout of Interactive Teller Machines (“ITMs”), a new, state-of-the-art technology;
·	The Bank opened a loan production office in Jonesborough, Tennessee; and,
·	Book value per share of $2.01 as of December 31, 2016.

Table Of Contents	15

Total assets increased $8.4 million in 2016, or 1.35%, from $625.9 million at December 31, 2015. Loans showed an increase of $27.4 million as a result of our efforts to conservatively grow the loan portfolio, which was funded by selling investment securities of $29.5 million during 2016. Going forward, we anticipate total assets increasing due to our plan to conservatively and prudently grow the loan portfolio, as we were able to accomplish in 2016.

During 2016, total deposits declined $3.6 million, or 0.64% to $554.4 million. However, lower-costing non-time deposits increased $5.6 million, or 1.85%, while time deposits declined $9.2 million, or 3.56%. We anticipate total deposits to increase as we focus on growth in the future.

The Bank improved its capital position and maintained a well-capitalized status during both 2016 and 2015. The following Bank ratios existed at December 31, 2016 as compared to December 31, 2015, respectively: Tier 1 leverage ratio of 9.93% versus 9.67%; Tier 1 risk based capital ratio of 15.39% versus 16.29%; total risk based capital ratio of 16.64% versus 17.55%; and common equity Tier 1 ratio of 15.39% versus 16.29%.

Expenses related to other real estate owned properties were $2.2 million in 2016 compared to $4.1 million in 2015. During 2016 we recorded writedowns on other real estate owned properties in the amount of $1.4 million compared to $3.2 million in 2015. During 2016 we had a net gain on the sale of other real estate owned of $221 thousand compared to a net gain of $99 thousand in 2015.

Total loans increased $27.4 million in 2016, or 6.22%, to $468.6 million at December 31, 2016 as compared to $441.2 million at December 31, 2015. Loans rated substandard decreased $1.4 million, or 6.98%, to $18.3 million at December 31, 2016 from $19.7 million at December 31, 2015. The main driver in this increase in total loans is our strategy is to conservatively grow assets, namely the loan portfolio. To assist in these efforts, we added several commercial lenders, during the latter part of 2015 and throughout 2016, mostly focused in the Tri-Cities market of Bristol, VA and TN, Kingsport, TN, and Johnson City, TN. We expect the trend in total loan growth we have experienced in 2016 to continue at least in the near term, subject to economic conditions, customer demand, and competition in our markets. During 2016, we introduced new lending products that we anticipate will help us further service our customers, generate loan growth and enhance earnings. These include secondary market mortgage loans, Small Business Administration loans and credit cards.

Regarding asset quality, we continue to make progress in reducing the levels of non-performing assets. However, as asset quality improves, the level of nonperforming assets remains high as a result of the prolonged, deteriorated residential and commercial real estate markets, as well as the sluggish economy. The ratio of nonperforming assets to total assets lowered to 3.79% at December 31, 2016 as compared to 4.35% at December 31, 2015. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, decreased to $24.1 million at December 31, 2016 from $27.2 million at December 31, 2015, a reduction of $3.1 million, or 11.69%. The makeup of these assets are primarily loans secured by commercial real estate, residential mortgages, and farmland as well as other real estate owned properties. We continue undertaking extensive and more aggressive measures to work out problem credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Our allowance for loan losses at December 31, 2016 was $6.1 million, or 1.30% of total loans, as compared to $7.5 million, or 1.70% of total loans at December 31, 2015. Impaired loans decreased $2.9 million, or 16.87%, to $14.4 million with an estimated allowance of $552 thousand for potential losses at December 31, 2016 as compared to $17.3 million in impaired loans with an estimated allowance of $983 thousand at the end of 2015. A negative provision for loan losses of $500 thousand was recorded in 2016, while a negative provision of $2.2 million was recorded in 2015. Net loans charged off increased in 2016 as they were $921 thousand, or 0.20% of average loans, compared to $229 thousand, or 0.05% of average loans, in 2015. Included in the net charge offs in 2015 is a recovery of $1.2 million, which was due to the receipt in August 2015 of death benefits on a life insurance policy on which the Bank was the beneficiary. The policy was acquired in 2010 as part of a settlement with a former borrower on several defaulted loans. As a result of this $1.2 million recovery a negative provision for loan losses of $1.2 million was made in the third quarter of 2015. In the fourth quarter of 2015, an additional $1.0 million negative provision was made bringing the total negative provision for 2015 to $2.2 million. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Table Of Contents	16

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

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income, decreased $875 thousand, or 3.87% from 2015 to 2016. The decrease in net interest income is due primarily to the $1.1 million decrease in interest income on loans during 2016. While we have been successful in our strategy to conservatively grow the loan portfolio, renewed loans are repricing at lower interest rates and new loans are being booked at lower interest rates due to competitive pressures and the continued low interest rate environment. With new commercial lenders added during 2016, we believe, going forward, new increased volume will outpace the monthly loan paydowns and maturities. The decrease in interest income was offset by a $517 thousand decrease in interest expense on time deposits, as a result of our time deposits re-pricing at lower interest rates at maturity, decrease in volume of higher cost time deposits that left the bank, as well as a favorable shift in the deposit mix whereby our higher-cost time deposits were replaced with lower-cost deposit products.

Nonaccrual loans were $13.4 million at December 31, 2016 compared to $14.8 million at December 31, 2015. This represents a decrease of $1.4 million, or 9.71%. Although nonaccrual loans decreased during 2016, the continued high volume of nonaccrual loans negatively affects interest income as these loans are nonearning assets. Interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on nonaccrual status. If the impaired loan is not on nonaccrual status, the interest income on the loan is computed using the effective interest method. When doubt about the collectability of a loan exists, it is the Bank’s policy to stop accruing interest on that loan under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when conditions indicate that payment of principal and interest can no longer be expected, or (c) when any such loan becomes delinquent for 90 days and is not both well secured and in the process of collection. All interest accrued but not collected on loans that are placed on nonaccrual or charged off are reversed against interest income in the current period. The interest on these loans is accounted for on the cash basis or cost-recovery method until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six consecutive timely payments are made, and prospects for future contractual payments are reasonably assured.

Investment interest income decreased $279 thousand, or 15.86%, from $1.8 million for the year ended 2015 to $1.5 million in 2016. This decrease was due to the liquidation of a portion of the investment portfolio, which was used to fund loan growth.

Interest expense decreased $434 thousand, or 14.21%, from $3.1 million for the year ending 2015 to $2.6 million in 2016 mainly due to a decline in volume and repricing of time deposits to lower interest rates, as well as a favorable shift in the overall deposit mix. We do not expect time deposits to decrease in 2017 at the same pace of 2016 as we have increased our interest rates paid on time deposits in an effort to fund anticipated loan growth.

Our net interest margin decreased one basis point to 3.92% for the year ended December 31, 2016 compared to 3.93% for the same period in 2015. Unless we are able to increase the volume of our interest-earning assets going forward, we may experience further compression on the net interest margin as new and renewed loans are often being repriced at lower interest rates while we anticipate a slight increase on interest rates paid on deposits.

Table Of Contents	17

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis
Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)
	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1), (2), (3)	$457,266	$22,644	4.95%	$445,839	$23,671	5.31%	$473,610	$24,875	5.25%
Federal funds sold	14	-	0.00%	777	2	0.26%	1,408	3	0.21%
Interest bearing deposits	12,835	84	0.65%	23,258	91	0.39%	43,652	155	0.36%
Other investments (3)	84,080	1,618	1.92%	104,727	1,891	1.81%	90,878	1,611	1.77%
Total Earning Assets	554,195	24,346	4.39%	574,601	25,655	4.46%	609,548	26,644	4.37%
Less: Allowance for loans losses	(6,849)			(9,063)			(11.587)
Non-earning assets	83,030			80,609			81,824
Total Assets	$630,376			$646,147			$679,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$39,834	$50	0.13%	$31,334	$37	0.12%	$29,854	$37	0.12%
Savings	115,213	166	0.14%	119,606	173	0.14%	111,744	180	0.16%
Time deposits	250,296	1,742	0.70%	277,747	2,259	0.81%	327,328	3,099	0.95%
Other Borrowings	8,508	154	1.81%	3,577	145	4.05%	4,767	195	4.09%
Trust Preferred Securities	16,496	508	3.08%	16,496	440	2.67%	16,496	545	3.30%
Total interest bearing liabilities	430,347	2,620	0.61%	448,760	3,054	0.68%	490,189	4,056	0.83%
Non-interest bearing deposits	149,350			150,061			143,916
Other liabilities	2,849			2,574			4,889
Total Liabilities	582,546			601,395			638,994
Stockholders’ Equity	47,830			44,752			40,791
Total Liabilities and Stockholders’ Equity	$630,376			$646,147			$679,785
Net Interest Income		$21,726			$22,601			$22,588
Net Interest Margin			3.92%			3.93%			3.71%
Net Interest Spread			3.78%			3.78%			3.54%

(1) Non-accrual loans have been included in the average balance of loans outstanding.
(2) Loan fees have been included in interest income on loans.
(3) Tax exempt income is not significant and has been treated as fully taxable.

Table Of Contents	18

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

Volume and Rate Analysis
(Dollars in thousands)
2016 Compared to 2015	2015 Compared to 2014
Increase (Decrease)	Increase (Decrease)

	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$607	$(1,634)	$(1,027)	$(1,459)	$255	$(1,204)
Federal funds sold	(2)	-	(2)	(1)	-	(1)
Interest bearing deposits	(41)	34	(7)	(72)	8	(64)
Other investments	(373)	100	(273)	246	34	280
Total Earning Assets	191	(1,500)	(1,309)	(1,286)	297	(989)

Interest Bearing Liabilities:
Demand	10	3	13	2	(2)	-
Savings	(6)	(1)	(7)	13	(20)	(7)
All other time deposits	(223)	(294)	(517)	(469)	(371)	(840)
Other borrowings	200	(191)	9	(49)	(1)	(50)
Trust Preferred Securities	-	68	68	-	(105)	(105)
Total Interest Bearing Liabilities	(19)	(415)	(434)	(503)	(499)	(1,002)
Change in Net Interest Income	$210	$(1,085)	$(875)	$(783)	$796	$13

Loans

Our primary source of income comes from interest earned on loans. Total loans increased $27.4 million in 2016, or 6.22%, to $468.6 million at December 31, 2016 as compared to $441.2 million at December 31, 2015. Loans rated substandard decreased $1.4 million, or 6.98%, to $18.3 million at December 31, 2016 from $19.7 million at December 31, 2015. The main driver in this increase in total loans is our strategy to conservatively grow assets, namely the loan portfolio. To assist in these efforts, we added several commercial lenders, during the latter part of 2015 and throughout 2016, mostly focused in the Tri-Cities markets of Bristol, VA and TN, Kingsport, TN, and Johnson City, TN. We expect the trend in total loan growth we have experienced in 2016 to continue at least in the near term, subject to economic conditions, customer demand, and competition in our markets. During 2016, we introduced new lending products that we anticipate will help us further service our customers, generate loan growth and enhance earnings. These include secondary market mortgage loans, Small Business Administration loans and credit cards.

Table Of Contents	19

Loans receivable outstanding are summarized as follows:

Loan Portfolio

December 31,

(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial, financial and agricultural	$55,073	$47,490	$50,273	$57,704	$65,888
Real estate – construction	25,755	14,672	15,439	22,421	24,327
Real estate – commercial	103,331	98,569	108,062	126,174	149,935
Real estate – residential	262,282	255,870	257,947	260,669	252,768
Installment loans to individuals	22,188	24,568	25,828	26,055	29,445
Total	$468,629	$441,169	$457,549	$493,023	$522,363

Our loan maturities as of December 31, 2016 are shown in the following table:

Maturities of Loans

(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$23,592	$22,924	$8,557	$55,073
Real estate – construction	3,408	4,930	17,417	25,755
Real estate – commercial	26,487	56,275	20,569	103,331
Real estate – residential	31,305	109,162	121,815	262,282
Installment loans to individuals	4,707	16,625	856	22,188
Total	$89,499	$209,916	$169,214	$468,629

Loans with fixed rates	$31,695	$111,010	$167,211	$309,916
Loans with variable rates	57,804	98,906	2,003	158,713
Total	$89,499	$209,916	$169,214	$468,629

The above table reflects the earlier of the maturity or re-pricing dates for loans at December 31, 2016. In preparing this table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be re-priced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or re-pricing.

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

The allowance for loan losses decreased to $6.1 million at December 31, 2016 as compared to $7.5 million at December 31, 2015. The allowance for loan losses at the end of 2016 was approximately 1.30% of total loans as compared to 1.70% at the end of 2015. Negative provisions for loan losses of $2.2 million were record during 2015, while a negative provision of $500 thousand was recorded in 2016. Loans charged off, net of recoveries, increased during 2016 as they were $921 thousand, or 0.20% of average loans, compared to $229 thousand, or 0.05% of average loans, in 2015. Included in the net charge offs in 2015 is a recovery of $1.2 million, which was due to the receipt of a death benefit on a life insurance policy on which the Bank was the beneficiary. The policy was acquired in 2010 as part of a settlement with a former borrower on several defaulted loans. As a result of this $1.2 million recovery, a negative provision for loan losses of $1.2 million was made in the third quarter of 2015. In the fourth quarter of 2015, an additional $1.0 million negative provision was made bringing the total negative provision for 2015 to $2.2 million. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Table Of Contents	20

We have experienced a decrease in loans delinquent 90 days or more and nonaccrual loans in 2016. Total past due loans 90 days or more were $3.5 million as of December 31, 2016, a decrease of $2.6 million, or 43.09%, from the $6.1 million as of December 31, 2015. Loans delinquent greater than 90 days and loans in non-accrual status present higher risks of default. At December 31, 2016, there were 184 loans in non-accrual status totaling $13.4 million, or 2.86% of total loans. At December 31, 2015, there were 161 loans in non-accrual status totaling $14.8 million, or 3.37% of total loans. The amounts of interest that would have been recognized on these loans were $639 thousand and $697 thousand in the years 2016 and 2015, respectively. There were no loans past due 90 days or greater and still accruing interest at December 31, 2016 and 2015, respectively. There were $9.6 million in loans classified as troubled debt restructurings as of December 31, 2016, as compared to $9.5 million in loans classified as troubled debt restructurings as of December 31, 2015. Of the loans classified as troubled debt restructurings $2.3 million were in non-accrual status as of December 31, 2016 and 2015, respectively. We do not have any commitments to lend additional funds to non-performing debtors.

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

In regard to our consumer and consumer real estate loan portfolio, the Company uses the guidance found in the Uniform Retail Credit Classification and Account Management Policy which affects our estimate of the allowance for loan losses. Under this approach, a consumer or consumer real estate loan must initially have a credit risk grade of Pass or better. Subsequently, if the loan becomes contractually 90 days past due or the borrower files for bankruptcy protection, the loan is downgraded to Substandard and placed in nonaccrual status. If the loan is unsecured upon being deemed Substandard, the entire loan amount is charged-off.

For non 1-4 family residential loans that are 90 days past due or greater or in bankruptcy, the collateral value less estimated liquidation costs is compared to the loan balance to calculate any potential deficiency. If the collateral is sufficient, then no charge-off is necessary. If a deficiency exists, then upon the loan becoming contractually 120 days past due, the deficiency is charged-off against the allowance for loan loss. In the case of 1-4 family residential or home equity loans, upon the loan becoming 120 days past due, a current value is obtained and after application of an estimated liquidation discount, a comparison is made to the loan balance to calculate any deficiency. Subsequently, any noted deficiency is then charged-off against the allowance for loan loss when the loan becomes contractually 180 days past due. If the customer has filed bankruptcy, then within 60 days of the bankruptcy notice, any calculated deficiency is charged-off against the allowance for loan loss. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

All loans classified as substandard, doubtful or loss are individually reviewed for impairment in accordance with ASC 310-10-35. In evaluating impairment, a current appraisal is generally used to determine if the collateral is sufficient. Appraisals are typically less than a year old and have to be independently reviewed to be relied upon. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable.  If this review determines that the appraisal is not reasonable, then a new appraisal is ordered. Impaired loans decreased to $14.4 million with $2.7 million requiring a valuation allowance of $552 thousand at December 31, 2016 as compared to $17.3 million with $5.6 million requiring a valuation allowance of $983 thousand at December 31, 2015. Of the $14.4 million recorded as impaired loans, $5.4 million were nonperforming loans, which includes nonaccrual loans and past due 90 days or more. Management is aggressively working to reduce the impaired credits at minimal loss.

Table Of Contents	21

In determining the component of our allowance in accordance with the Contingencies topic of the Accounting Standards Codification (“ASC 450”), we do not directly consider the potential for outdated appraisals since that portion of our allowance is based on the analysis of the performance of loans with similar characteristics, external and internal risk factors. We consider the overall quality of our underwriting process in our internal risk factors, but the need to update appraisals is associated with loans identified as impaired under the Receivables topic of the Accounting Standards Codification (“ASC 310”). If an appraisal is older than one year, a new external certified appraisal may be obtained and used to determine impairment. If an exposure exists, a specific allowance is directly made for the amount of the potential loss in addition to estimated liquidation and disposal costs. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Following is a summary of non-accrual, past due loans greater than 90 days still accruing interest, and restructured loans:

Non-Accrual, Past Due, and Restructured Loans

(Dollars in thousands)

December 31,

	2016	2015	2014	2013	2012
Non-accruing loans
Commercial, financial and agricultural	$1,086	$1,244	$6,554	$6,307	$10,962
Real estate – construction	319	436	332	775	2,412
Real estate – commercial	3,403	4,358	6,222	16,098	16,308
Real estate – residential	8,521	8,768	8,707	5,023	3,845
Installment loans to individuals	76	41	46	104	9
Total Non-accruing loans	13,405	14,847	21,861	28,307	33,536
Loans past due 90 days or more and still accruing	-	-	-	1	551
Troubled debt restructurings (accruing)	7,310	7,198	4,249	5,563	14,567
Total	$20,715	$22,045	$26,110	$33,871	$48,654
Percent of total loans	4.42%	5.00%	5.71%	6.87%	9.31%

The above table includes $2.3 million in nonaccrual loans as of December 31, 2016 and 2015, respectively, that have been classified as troubled debt restructurings. No troubled debt restructurings were past due 90 days or more and still accruing as of December 31, 2016 and 2015. There were $9.6 million in loans classified as troubled debt restructurings as of December 31, 2016, as compared to $9.5 million in loans classified as troubled debt restructurings as of December 31, 2015.

In addition to impaired loans, the remaining loan portfolio is evaluated based on net charge-off history, economic conditions, and internal processes. To calculate the net charge-off history factor, we perform a 12-quarter look-back and use the average net charge offs as a percentage of the loan balances. To calculate the ecomomic conditions factor, we use current economic data which includes national and local regional unemployment information, local housing price changes, gross domestic product growth, and interest rates. Lastly, we also evaluate our internal processes of underwriting and consider the inherent risks present in the portfolio due to past and present lending practices. As economic conditions, performance of our loans, and internal processes change, it is possible that future increases or decreases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

Table Of Contents	22

For the Years Ended December 31,

Activity	2016	2015	2014	2013	2012
Beginning Balance	$7,493	$9,922	$13,080	$16,810	$18,380
Provision charged to expense	(500)	(2,200)	-	550	4,800
Advances made on loans with off balance sheet provision	-	-	-	-	-
Loan Losses:
Commercial, financial and agricultural	(67)	(182)	(894)	(1,625)	(1,523)
Real estate – construction	(5)	(226)	(292)	(312)	(357)
Real estate – commercial	(557)	(724)	(2,190)	(2,811)	(2,845)
Real estate – residential	(738)	(1,127)	(1,104)	(1,143)	(1,690)
Installment loans to individuals	(83)	(101)	(79)	(153)	(336)
Total loan losses	(1,450)	(2,360)	(4,559)	(6,044)	(6,751)
Recoveries:
Commercial, financial and agricultural	172	1,629	550	169	97
Real estate – construction	26	215	236	452	73
Real estate – commercial	220	147	427	439	61
Real estate – residential	87	99	148	576	87
Installment loans to individuals	24	41	40	128	63
Total recoveries	529	2,131	1,401	1,764	381
Net charge offs	(921)	(229)	(3,158)	(4,280)	(6,370)
Balance at End of Period	$6,072	$7,493	$9,922	$13,080	$16,810
Net charge offs as a % of average loans	0.20%	0.05%	0.67%	0.84%	1.14%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 27% of the allowance to commercial real estate loans, which constituted 22.05% of our loan portfolio at December 31, 2016. This allocation decreased when compared to the 36% in 2015 due to the $337 thousand in net charge offs during 2016 that impacts our historical loss rate. We have allocated 43% of the allowance to residential real estate loans, which constituted 55.97% of our loan portfolio at December 31, 2016. This allocation increased when compared to the 32% in 2015 due to the $6.4 million increase in residential real estate loans during 2016.

Both residential and commercial real estate loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 6% of the allowance to real estate construction loans, which constituted 5.50% of our loan portfolio at December 31, 2016. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Values may not always be easily ascertainable as evidenced by the current market conditions. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities.

We have allocated 10% of the allowance to commercial loans, which constituted 11.75% of our loan portfolio at December 31, 2016. Our allocation decreased as a percentage of the allowance for loan losses due to the $105 thousand in net recoveries in commercial loans during 2016, which affects our historical loss rate.

Table Of Contents	23

We have allocated 2% of the allowance to consumer installment loans, which constituted 4.73% of our loan portfolio at December 31, 2016, which was comparable to the 2% allocation we had in 2015.

The following table shows the balance and percentage of our allowance for loan losses (or “ALLL”) allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2012 through December 31, 2016

(Dollars in thousands)

	December 31, 2016			December 31, 2015			December 31, 2014
	Amount	% of ALLL	%of Loans	Amount	% of ALLL	%of Loans	Amount	% of ALLL	% of Loans
Commercial	$622	10%	11.75%	$1,066	14%	10.76%	$1,496	15%	10.99%
R/E–const.	346	6%	5.50%	332	4%	3.33%	199	2%	3.37%
R/E–comm.	1,625	27%	22.05%	2,384	36%	22.34%	4,418	45%	23.62%
R/E-resid.	2,617	43%	55.97%	2,669	32%	58.00%	2,726	27%	56.37%
Installment	123	2%	4.73%	128	2%	5.57%	171	2%	5.65%
Unallocated	739	12%		914	12%		912	9%
Total	$6,072	100%	100.00%	$7,493	100%	100.00%	$9,922	100%	100.00%

	December 31, 2013			December 31, 2012
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$2,710	21%	11.70%	$3,383	20%	12.61%
R/E-const.	1,184	9%	4.55%	2,166	13%	4.66%
R/E-comm.	5,203	40%	25.59%	6,720	40%	28.70%
R/E-resid.	3,449	26%	52.87%	3,602	22%	48.39%
Installment	153	1%	5.29%	388	2%	5.64%
Unallocated	381	3%		551	3%
Total	$13,080	100%	100.00%	$16,810	100%	100.00%

Other Real Estate Owned

Other real estate owned (“OREO”) decreased $1.7 million or 14.06%, to $10.7 million at December 31, 2016 from $12.4 million at December 31, 2015. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. Our aim is to reduce the level of OREO in order to reduce the level of nonperforming assets at the Bank, while keeping in mind the impact to earnings and capital. In both 2016 and 2015, pricing adjustments were made to make certain properties more marketable, which, in some cases, reduced the price below the fair value of the property (which is based on an appraisal less estimated disposition costs). During 2016, we recorded OREO writedowns of $1.4 million as compared to $3.2 million in 2015. Of the $1.4 million in OREO writedowns during 2016, $625 thousand of the writedowns were due to auctions we held on some of our OREO properties during the second half of 2016.

During 2016 we added $4.5 million in OREO properties as a result of settlement of foreclosed loans, offset by sales of $5.0 million with net gains totaling $221 thousand. During 2015, we acquired $3.3 million in OREO properties as a result of settlement of foreclosed loans, which was offset by sales of $2.7 million with net gains totaling $99 thousand. We have taken an aggressive approach toward liquidating properties to reduce our level of foreclosed properties by making pricing adjustments and holding auctions on some of our older properties. We expect to continue these efforts in 2017, which could result in additional losses, while reducing future carrying costs.

We do have lease agreements on certain other real estate owned properties which are generating rental income at market rates. Rental income on OREO properties was $247 thousand in 2016, a decrease of $18 thousand, or 6.79%, when compared to the $265 thousand recognized in 2015.

Table Of Contents	24

Investment Securities

Total investment securities decreased $31.6 million, or 31.12%, to $70.0 million at December 31, 2016 from $101.6 million at December 31, 2015. All securities are classified as available-for-sale for liquidity purposes. We sold $29.5 million in investments securities during 2016 resulting in net realized gains of $303 thousand. These sales were executed to provide liquidity to fund our loan growth during 2016 and to take advantage of gains in the investment portfolio as deemed appropriate. In 2015 we sold $7.1 million in investment securities resulting in net realized gains of $35 thousand. Investment securities with a carrying value of $11.3 million and $15.4 million at December 31, 2016 and 2015, were pledged to secure public deposits and for other purposes required by law.

Our strategy is to invest excess funds in investment securities to increase interest income while providing for liquidity. We anticipate maintaining or slightly decreasing the size of the portfolio during 2017. The portfolio is comprised of short to mid-term investments. The carrying values of investment securities and the different types of investments are shown in the following table:

Investment Securities Portfolio

(Dollars in thousands)

December 31,	2016		2015
	Amortized	Fair	Amortized	Fair
Available for Sale	Cost	Value	Cost	Value
U.S. Government Agencies	$24,821	$24,632	$41,488	$41,523
Taxable municipals	2,340	2,292	3,337	3,281
Corporate bonds	3,600	3,749	1,944	1,939
Mortgage backed securities	39,941	39,338	55,369	54,899
Total Securities AFS	$70,702	$70,011	$102,138	$101,642

At December 31, 2016 we had an unrealized loss in our investment portfolio totaling $691 thousand as compared to a $496 thousand unrealized loss at December 31, 2015. The $195 thousand decrease in fair value is mainly due to changes in interest rates during 2016. We have reviewed our investment portfolio and no investment security is deemed to have an other than temporary impairment. We monitor our portfolio regularly and use it to maintain liquidity, manage interest rate risk and enhance earnings.

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2016 are shown by contractual maturity and do not reflect principal paydowns for amortizing securities, in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$1,210	$1,210	0.91%
Due after one year through five years	1,599	1,593	1.85%
Due after five years through ten years	11,971	12,083	2.69%
Due after ten years	55,922	55,125	1.91%
Total	$70,702	$70,011	2.02%

Table Of Contents	25

Deposits

Total deposits were $554.4 million at December 31, 2016, a decrease of $3.6 million, or 0.64%, from $558.0 million at December 31, 2015. Most of the decrease has been in time deposits which are our highest cost deposit funding source. During 2016, we experienced a decrease in time deposits of $9.2 million, while our lower-costing non-time deposits increased $5.6 million. The shift from higher-costing time deposits to lower-costing non-maturity deposits represents a favorable repositioning of the Company’s deposit mix. Due to competitive pressures, rising interest rates, and our need for funding, we expect to see an uptick on the interest we pay on time deposits in 2017.

Core deposits, which are mainly transaction accounts, commercial relationships and savings products, increased as noninterest bearing deposits grew 1.47%, or $2.2 million, from $149.7 million at December 31, 2015 to $151.9 million at December 31, 2016. We experienced an increase of $9.9 million, or 32.93%, in interest-bearing demand deposits during 2016. Savings deposits decreased $6.6 million, or 5.44%, to $114.5 million at December 31, 2016 as compared to $121.1 million at December 31, 2015. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Time deposits of $100,000 or more equaled approximately 17.20% of deposits at the end of 2016 and 16.59% of deposits at the end of 2015.

We have brokered deposits totaling $2.7 million that mature in 2019. These deposits were used to fund a particular 10 year balloon mortgage product. Internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis above. Total CDARs time deposits were $10.2 million and $6.3 million in 2016 and 2015, respectively.

Maturities of time deposits of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More
(Dollars in thousands)
December 31, 2016
Three months or less	$17,696
Over three months through six months	16,958
Over six months through twelve months	23,242
Over one year	37,485
Total	$95,381

Noninterest Income

For 2016, noninterest income increased to $7.3 million from $6.4 million for the same period in 2015. This is an increase of $888 thousand, or 13.87%. This increase was due to the $303 thousand gain on the sale of investment securities during 2016, as compared to the $35 thousand gain on the sale of investment securities for the same period in 2015. In addition our nonsufficient funds / overdraft fee income increased by $690 thousand during 2016 as a result of the new optional overdraft protection services we began offering to our deposit customers in June 2016. In 2016, we introduced offering secondary market mortgage loans and credit cards that we anticipate being an additional source of noninterest income in the future. The ratio of noninterest income as a percentage of average assets increased to 1.16% in 2016 as compared to 0.99% in 2015. We anticipate this percentage to slightly increase during 2017 as we continue to seek opportunities to improve noninterest income through new products and services.

Table Of Contents	26

Noninterest Expense

Noninterest expenses increased $45 thousand, or 0.16%, to $28.6 million in 2016 from $28.5 million in 2015. The following are explanations of the increase in non-interest expenses during 2016.

Salaries and employee benefits increased from $11.8 million in 2015 to $13.1 million in 2016, an increase of $1.3 million, or 11.02%. This increase was primarily the result of seasoned commercial bankers hired during the fourth quarter of 2015 and throughout 2016 as a part of our strategy to grow the loan portfolio, the opening of a loan production office in Jonesborough, Tennessee to expand our market presence in the Tri-Cities, Tennessee area, as well as staff added to operate the Interactive Teller Machines (“ITMs”) and provide digital banking services, additions to credit administration and business development personnel. Total full time equivalent employees have increased to 249 at December 31, 2016 from 242 at December 31, 2015, an increase of 7, or 2.89%.

Occupancy and equipment expenses increased $292 thousand, or 7.55%, from 2015 to 2016. The increase in occupancy and equipment expenses was mainly due to the rollout of the ITMs during 2016. The ITMs, a new, state-of-the-art technology which replaced the Bank’s ATMs, help provide additional convenience by providing teller services from 7 AM to 7 PM Monday thru Saturday. We anticipate the addition of the ITMs will create efficiencies going foward. Advertising expense increased $42 thousand from 2015 to 2016. Data processing and telecommunication expenses increased $254 thousand from 2015 to 2016 as a result of updating our systems.

In 2016, FDIC assessment expense decreased $372 thousand, or 44.18%, from $842 thousand in 2015 to $470 thousand in 2016. This is partly due to the reduction of average assets, which is caused by the reduction of total deposits during 2015, and the Bank’s overall improvements.

Expenses related to OREO and repossessed assets decreased $1.9 million, or 46.36%, from $4.1 million in 2015 to $2.2 million in 2016. During 2016 we recorded net OREO writedowns of $1.4 million compared to $3.2 million in 2015. During 2016, we had net gains on the sale of OREO of $221 thousand compared to net gains of $99 thousand in 2015. OREO decreased in 2016 to $10.7 million at December 31, 2016 from $12.4 million at December 31, 2015.

Our efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 98.45% in 2016 as compared to 98.34% in 2015. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity.

Bank-Owned Life Insurance

We have life insurance policies on one current key officer and three former key officers for which the Bank is the beneficiary. The aggregate total cash surrender value of the policies was $12.3 million and $12.1 million at December 31, 2016 and December 31, 2015, respectively. The policies are separate account life insurance policies and the income derived from the policies is based on a short term investment portfolio managed by the insurance provider.

Total income for the policies during 2016 was $169 thousand as compared to $346 thousand for the year ending 2015.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $5.3 million existed at December 31, 2016 as compared to a net deferred tax asset of $5.1 million at December 31, 2015. At December 31, 2016 we had a valuation allowance of $5.3 million as compared to a valuation allowance of $5.7 million at December 31, 2015. During 2016 we recorded a reversal of $338 thousand of our deferred tax asset valuation allowance as compared to reversing $735 thousand in deferred tax asset valuation allowance in 2015. Management periodically reviews the deferred tax calculation to determine the need for a valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $5.3 million allowance, would be realizable. Management is required to consider all evidence, both positive and negative in making this determination. As of December 31, 2016, the Company had $16.6 million of net operating loss carryforwards which will expire in 2031 thru 2036. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Table Of Contents	27

The Company’s tax filings for years ended 2013 through 2016 were at year end 2016 open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and state taxing authorities. Our tax filings for the years ended 2010, 2011, and 2012 had been under examination by the IRS. In March 2015, we received notification from the IRS that as a result of the examination no changes were made to our reported tax.

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

Capital Resources

Our total capital at the end of 2016 was $46.9 million compared to $46.1 million in 2015. The increase was $830 thousand, or 1.80%. New Peoples equity as a percentage of total assets was 7.40% at December 31, 2016 compared to 7.36% at December 31, 2015. The annualized return on average equity was 2.00% for the fiscal year 2016 and 5.95% for the same period in 2015. The book value per common share was $2.01 at December 31, 2016 compared to $1.97 at December 31, 2015.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

At December 31, 2016, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at December 31, 2016 for the Bank: Tier 1 leverage ratio of 9.93%, Tier 1 risk based capital ratio of 15.39%, Total risk based capital ratio of 16.64%, and Common Equity Tier 1 ratio of 15.39%. The ratios were as follows at December 31, 2015: Tier 1 leverage ratio of 9.67%, Tier 1 risk based capital ratio of 16.29%, Total risk based capital ratio of 17.55%, and Common Equity Tier 1 ratio of 16.29%.

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

Total assets increased in 2016 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our earnings will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Table Of Contents	28

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available-for-sale investments. Collectively, those balances were $94.2 million at December 31, 2016, down from $112.6 million at December 31, 2015. A surplus of short-term assets are maintained at levels management deems adequate to meet potential liquidity needs during 2017.

At December 31, 2016, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $58.7 million, which is net of the $11.3 million of securities pledged as collateral. This will serve as a source of liquidity while yielding a higher return when compared to other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Due to maturities, paydowns, and sales of securities to fund loan growth our investment portfolio has declined from $101.6 million at December 31, 2015 to $70.0 million at December 31, 2016.

A $195 thousand decrease in fair market value resulted in a net unrealized loss of $691 thousand at December 31, 2016 compared to the net unrealized loss at December 31, 2015, which was $496 thousand. This unrealized loss of $691 thousand could negatively impact earnings if the investment portfolio had to be quickly liquidated.

Our loan to deposit ratio was 84.52% at December 31, 2016 and 79.06% at year end 2015.

Available third party sources of liquidity remain intact at December 31, 2016 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”), the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. In May 2015, we received notification that a $3.0 million unsecured federal funds line of credit facility with a correspondent bank had been reinstated. In February 2016, we received notification that this facility had been increased to $5.0 million. In March 2016, we received notification that another correspondent bank had reinstated an unsecured federal funds line of credit facility in the amount of $5.0 million. As a result we had the ability to borrow $10.0 million in unsecured federal funds as of December 31, 2016, which gives us an additional source of liquidity.

At December 31, 2016, we had borrowings from the FHLB totaling $13.8 million as compared to $3.0 million at December 31, 2015. At December 31, 2016, $1.8 million of these borrowings had fixed interest rates with an average yield of 4.07%, and a maturity date in 2018. In June 2016 the Bank borrowed $2.0 million with a maturity date in the year 2019 and $5.0 million with a maturity date in the year 2021. Both borrowings have fixed interest rates and interest is payable monthly, with a interest rate of 0.99% on the $2.0 million borrowing and an interest rate of 1.38% on the $5.0 million borrowing. In December 2016, the Bank borrowed $5.0 million with a maturity date in March 2017 and a fixed interest rate of 0.69%, with interest payable monthly.

We also used our line of credit with the FHLB to issue a letter of credit for $7.0 million in 2013 and letters of credit totaling $5.0 million in 2015 to the Treasury Board of Virginia for collateral on public funds. An additional $120.9 million was available on December 31, 2016 on the $146.6 million line of credit, which is secured by a blanket lien on our residential real estate loans.

We have access to the brokered deposits market. Currently we have $2.7 million in 10 year term time deposits comprised of $3 thousand incremental deposits which yield an interest rate of 4.10%. With the exception of Certificate of Deposit Registry Service (“CDARS”) time deposits, we have no other brokered deposits. In February 2016, our ability to participate in CDARS one way buys was reinstated. As of December 31, 2016 we had $3.9 million in CDARS one way buys outstanding.

We are a member of an internet certificate of deposit network whereby we may obtain funds from other financial institutions at auction. We may invest funds through this network as well. Currently, we only intend to use this source of liquidity in a liquidity crisis event.

The Bank has access to additional liquidity through the Federal Reserve Bank’s Discount Window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, we do not anticipate using this funding source except as a last resort.

Table Of Contents	29

With the on-balance sheet liquidity and other external sources of funding, we believe the Bank has adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, etc., some of which are beyond our control.

New Peoples has $813 thousand in cash as of December 31, 2016, which is on deposit at the Bank. These funds will be used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed.

During the month of October 2015, a member of the board of directors of the Company and his family exercised 233,886 common stock warrants at a price of $1.75 per share. During the month of November 2015, another member of the board of directors of the Company exercised 225,000 common stock warrants at a price of $1.75 per share. During the month of December 2015, another member of the board of directors of the Company and his family exercised 16,542 common stock warrants at a price of $1.75 per share. As a result of these exercises an additional $832 thousand of capital was raised at the Company.

The Company is making quarterly interest payments on the trust preferred securities. The restriction requiring regulatory approval before the payment of interest on the trust preferred securities was lifted when the Written Agreement was terminated effective January 20, 2016. See Note 21 of the Notes to the Consolidated Financial Statements for further discussion of our trust preferred securities.

During the capital raise in 2012, common stock warrants were issued to investors. The warrants are immediately exercisable through December 2017 at a price of $1.75 per share. During 2015, 475,428 warrants were exercised, and in 2016 375 warrants were exercised which reduced the number of warrants outstanding at December 31, 2016 to 881,978. If these warrants are exercised, additional funds may be received by the Company, which provides potentially up to $1.5 million in additional liquidity and capital.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2016 and 2015 is as follows:

(Dollars in thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$34,770	$27,742
Standby letters of credit	2,019	2,435

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

Table Of Contents	30

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

Interest Sensitivity

At December 31, 2016, we had a negative cumulative gap rate sensitivity ratio of 35.19% for the one year re-pricing period, compared to 40.13% at December 31, 2015. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would likely decrease in periods during which interest rates are increasing. The below table is based on contractual maturities and does not take into consideration prepayment speeds of investment securities and loans nor does it factor decay rates for non maturity deposits. Based on these behavioral factors, we are in a position to increase interest income in a rising interest rate environment. Management reviews our interest rate risk profile quarterly and believes that the current position presents acceptable risk.

Interest Sensitivity Analysis
December 31, 2016
(Dollars in thousands)
	1- 90 Days	91-365 Days	1-3 Years	4-5 Years	6-15 Years	Over 15 Years	Total
Uses of funds:
Loans	$51,088	$37,643	$109,754	$100,929	$106,915	$62,300	$468,629
Federal funds sold	132	-	-	-	-	-	132
Deposits with banks	16,816	-	-	-	-	-	16,816
Investments	14,600	2,411	734	3,848	21,664	26,754	70,011
Bank owned life insurance	12,274	-	-	-	-	-	12,274
Total earning assets	$94,910	40,054	$110,488	$104,777	$128,579	$89,054	$567,862

Sources of funds:
Interest Bearing DDA	$40,213	$-	$-	$-	$-	$-	40,213
Savings & MMDA	114,492	-	-	-	-	-	114,492
Time Deposits	54,552	104,069	41,211	47,987	-	-	247,819
Trust preferred securities	16,496	-	-	-	-	-	16,496
Other borrowings	5,000	-	3,758	5,000	-	-	13,758
Total interest bearing liabilities	$230,753	$104,069	$44,969	$52,987	$-	$-	$432,778
Discrete Gap	$(135,843)	$(64,015)	$65,519	$51,790	$128,579	$89,054	$135,084
Cumulative Gap	$(135,843)	$(199,858)	$(134,339)	$(82,549)	$46,030	$135,084
Cumulative Gap as % of Total Earning Assets	(23.92%)	(35.19%)	(23.66%)	(14.54%)	8.11%	23.79%

Table Of Contents	31

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Table Of Contents	32

FINANCIAL STATEMENTS

CONTENTS
Page

Report of the Independent Registered Public Accounting Firm	34

Consolidated Balance Sheets
December 31, 2016 and 2015	35

Consolidated Statements of Income – Years Ended
December 31, 2016 and 2015	36

Consolidated Statements of Comprehensive Income – Years Ended
December 31, 2016 and 2015	37

Consolidated Statements of Stockholders’ Equity – Years Ended	38
December 31, 2016 and 2015

Consolidated Statements of Cash Flows – Years Ended
December 31, 2016 and 2015	39

Notes to Consolidated Financial Statements	40

Table Of Contents	33

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
New Peoples Bankshares, Inc. and Subsidiaries

Honaker, Virginia

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Peoples Bankshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina

March 13, 2017

Elliott Davis Decosimo LLC | www.elliottdavis.com

Table Of Contents	34

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

(IN THOUSANDS EXCEPT SHARE DATA)

ASSETS	2016	2015

Cash and due from banks	$18,500	$15,087
Interest-bearing deposits with banks	16,816	11,251
Federal funds sold	132	-
Total Cash and Cash Equivalents	35,448	26,338

Investment securities available-for-sale	70,011	101,642

Loans receivable	468,629	441,169
Allowance for loan losses	(6,072)	(7,493)
Net Loans	462,557	433,676

Bank premises and equipment, net	29,985	28,148
Equity securities (restricted)	2,802	2,441
Other real estate owned	10,655	12,398
Accrued interest receivable	1,848	1,816
Life insurance investments	12,274	12,105
Deferred taxes, net	5,285	5,121
Other assets	3,470	2,213
Total Assets	$634,335	$625,898

LIABILITIES

Deposits
Demand deposits
Noninterest bearing	$151,914	$149,714
Interest-bearing	40,213	30,251
Savings deposits	114,492	121,076
Time deposits	247,819	256,978
Total Deposits	554,438	558,019

FHLB advances	13,758	2,958
Accrued interest payable	331	288
Accrued expenses and other liabilities	2,395	2,050
Trust preferred securities	16,496	16,496
Total Liabilities	587,418	579,811

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized;
23,354,457 and 23,354,082 shares issued and outstanding at
December 31, 2016 and 2015, respectively	46,709	46,708
Common stock warrants	764	764
Additional paid-in capital	13,965	13,965
Retained deficit	(14,065)	(15,023)
Accumulated other comprehensive loss	(456)	(327)
Total Stockholders’ Equity	46,917	46,087
Total Liabilities and Stockholders’ Equity	$634,335	$625,898

The accompanying notes are an integral part of these financial statements.

Table Of Contents	35

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

INTEREST AND DIVIDEND INCOME	2016	2015
Loans including fees	$22,644	$23,671
Federal funds sold	-	2
Interest-earning deposits with banks	84	91
Investments	1,480	1,759
Dividends on equity securities (restricted)	138	132
Total Interest and Dividend Income	24,346	25,655

INTEREST EXPENSE
Deposits
Demand	50	37
Savings	166	173
Time deposits below $100,000	1,087	1,343
Time deposits above $100,000	655	916
FHLB advances	152	145
Federal funds purchased	2	-
Trust preferred securities	508	440
Total Interest Expense	2,620	3,054

NET INTEREST INCOME	21,726	22,601

PROVISION FOR LOAN LOSSES	(500)	(2,200)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,226	24,801

NONINTEREST INCOME
Service charges	2,850	2,216
Fees, commission and other income	3,507	3,247
Insurance and investment fees	462	559
Net realized gains on sale of investment securities	303	35
Life insurance investment income	169	346
Total Noninterest Income	7,291	6,403

NONINTEREST EXPENSES
Salaries and employee benefits	13,126	11,823
Occupancy and equipment expenses	4,157	3,865
Advertising and public relations	449	407
Data processing and telecommunications	2,403	2,149
FDIC insurance premiums	470	842
Other real estate owned and repossessed assets, net	2,193	4,088
Other operating expenses	5,770	5,349
Total Noninterest Expenses	28,568	28,523

INCOME BEFORE INCOME TAXES	949	2,681

INCOME TAX EXPENSE (BENEFIT)	(9)	19

NET INCOME	$958	$2,662

Income Per Share
Basic and Diluted	$0.04	$0.12
Average Weighted Shares of Common Stock
Basic and Diluted	23,354,155	22,955,391

    The accompanying notes are an integral part of these financial statements.

Table Of Contents	36

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(IN THOUSANDS)

	2016	2015

NET INCOME	$958	$2,662

Other comprehensive loss:
Investment securities activity:
Unrealized gains (losses) arising during the year	108	(356)
Tax related to unrealized gains (losses)	(37)	121
Reclassification of realized gains during the year	(303)	(35)
Tax related to realized gains	103	12
TOTAL OTHER COMPREHENSIVE LOSS	(129)	(258)
TOTAL COMPREHENSIVE INCOME	$829	$2,404

The accompanying notes are an integral part of these financial statements.

Table Of Contents	37

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(IN THOUANDS INCLUDING SHARE DATA)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid in Capital	Retained Deficit	Accumu-lated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2014	22,878	$45,757	$1,176	$13,672	$(17,685)	$(69)	$42,851

Net income	-	-	-	-	2,662	-	2,662

Exercise of common stock warrants	476	951	(412)	293	-	-	832

Other comprehensive loss, net of tax	-	-	-	-	-	(258)	(258)

Balance, December 31, 2015	23,354	46,708	764	13,965	(15,023)	(327)	46,087

Net income	-	-	-	-	958	-	958

Exercise of common stock warrants*	-	1	-	-	-	-	1

Other comprehensive loss, net of tax	-	-	-	-	-	(129)	(129)

Balance, December 31, 2016	23,354	$46,709	$764	$13,965	$(14,065)	$(456)	$46,917

*During 2016, 375 shares of common stock were issued in connection with common stock warrants being exercised.

The accompanying notes are an integral part of these financial statements.

Table Of Contents	38

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(IN THOUSANDS)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$958	$2,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,398	2,092
Provision for loan losses	(500)	(2,200)
Income on life insurance	(169)	(346)
Gain on sale of securities available-for-sale	(303)	(35)
Gain on sale of premises and equipment	(63)	(160)
Gain on sale of foreclosed real estate	(221)	(99)
Adjustment of carrying value of foreclosed real estate	1,414	3,246
Accretion of bond premiums/discounts	931	1,140
Deferred tax benefit	(97)	-
Net change in:
Interest receivable	(32)	159
Other assets	(1,257)	200
Accrued interest payable	43	22
Accrued expenses and other liabilities	345	(121)
Net Cash Provided by Operating Activities	3,447	6,560

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(32,140)	12,566
Purchase of securities available-for-sale	(14,990)	(29,312)
Proceeds from sale and maturities of securities available-for-sale	45,797	26,243
Net purchase of equity securities (restricted)	(361)	(72)
Payments for the purchase of premises and equipment	(4,790)	(2,423)
Payments for the purchase of/improvements to other real estate owned	(48)	(12)
Payments for premiums on life insurance investments	-	(65)
Proceeds from bank owned life insurance investment	-	1,793
Proceeds from sale of premises and equipment	743	1,109
Proceeds from insurance claims on other real estate owned	-	101
Proceeds from sales of other real estate owned	4,232	1,831
Net Cash Provided by (Used in) Investing Activities	(1,557)	11,759

CASH FLOWS FROM FINANCING ACTIVIES
Exercise of common stock warrants	1	832
Net increase (decrease) in Federal Home Loan Bank advances	10,800	(1,200)
Net change in:
Demand deposits	12,162	6,448
Savings deposits	(6,584)	9,375
Time deposits	(9,159)	(42,996)
Net Cash Provided by (Used in) Financing Activities	7,220	(27,541)
Net increase (decrease) in cash and cash equivalents	9,110	(9,222)
Cash and Cash Equivalents, Beginning of the Year	26,338	35,560
Cash and Cash Equivalents, End of the Year	$35,448	$26,338

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$2,577	$3,032
Taxes	$95	$-
Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$4,577	$3,277
Loans made to finance sale of foreclosed real estate	$818	$878
Transfer of other real estate to premises and equipment	$125	$-
Donation of other real estate owned	$-	$33
Change in unrealized losses on securities available-for-sale	$195	$391

The accompanying notes are an integral part of these financial statements.

Table Of Contents	39

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

Nature of Operations – New Peoples Bankshares, Inc. (“New Peoples”) is a financial holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (the “Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly-owned subsidiaries; NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing additional trust preferred securities. NPB Financial Services, Inc. was a subsidiary of the Company until January 1, 2009 when it became a subsidiary of the Bank. The name of NPB Financial Services, Inc. was changed in June 2012 to NPB Insurance Services, Inc. which operates solely as an insurance agency. On March 4, 2016 the Federal Reserve Bank of Richmond approved the Company’s election to become a financial holding company (formerly a bank holding company). In July 2016, the Bank and its wholly-owned subsidiary NPB Insurance Services, Inc. announced by press release it is teaming up with The Hilb Group of Virginia dba CSE Insurance Services, a division of the Hilb Group, LLC (“CSE”), located in Abingdon, Virginia, to provide insurance services for its current and future customers. Effective July 1, 2016, NPB Insurance Services, Inc. sold its existing book of business to CSE. These customers will be serviced by CSE and the Bank will refer future insurance needs of its bank customers to CSE.

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

Table Of Contents	40

Loans – Loans are carried on the balance sheet at unpaid principal balance, net of any unearned interest and the allowance for loan losses. Interest income on loans is computed using the effective interest method, except where serious doubt exists as to the collectibility of the loan, in which case accrual of the income is discontinued.

It is the Company’s policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are place on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six consecutive timely payments are made, and prospects for future contractual payments are reasonably assured.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $11.7 million as of December 31, 2016. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

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

Table Of Contents	41

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

Bank Premises and Equipment – Land, buildings and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Type	Estimated useful life
Buildings	39 years
Paving and landscaping	15 years
Computer equipment and software	3 to 5 years
Vehicles	5 years
Furniture and other equipment	5 to 10 years

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

In the event the Company has unrecognized tax expense in future accounting periods, the Company will recognize interest in interest expense and penalties in operating expenses. There were no interest or penalties related to an unrecognized tax position for the years ended December 31, 2016 and 2015. Because of the impact of deferred tax accounting, other than interest and penalties, the reversal of the Company’s treatment by taxing authorities would not affect the annual effective tax rate but would defer or accelerate the payment of cash to the taxing authority. The Company’s tax filings for years ended 2014 through 2016 are currently open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and state taxing authorities.

Table Of Contents	42

Income Per Share – Basic income per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding options and common stock warrants and are determined by the Treasury Method. For the years ended December 31, 2016 and 2015, potential common shares of 881,978 and 882,353, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except	For the years ended
Share and Per Share Data)	December 31,
	2016	2015
Net income	$958	$2,662
Weighted average shares outstanding	23,354,155	22,955,391
Weighted average dilutive shares outstanding	23,354,155	22,955,391
Basic and diluted income per share	$0.04	$0.12

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

Table Of Contents	43

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $16.9 million and $11.2 million at December 31, 2016 and 2015, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank or on deposit with the Federal Reserve Bank. At December 31, 2016 and 2015, all required reserves were met by the Bank’s vault cash.

In May 2015, we received notification that a $3.0 million unsecured fed funds line of credit facility with a correspondent bank had been reinstated. In February 2016, we received notification that this facility had been increased to $5.0 million. A condition of this unsecured fed funds line of credit is that the Bank agreed to maintain a minimum deposit balance with the correspondent bank of $200 thousand. As of December 31, 2016 and 2015, the Bank was in compliance with this requirement.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
December 31, 2016
U.S. Government Agencies	$24,821	$80	$269	$24,632
Taxable municipals	2,340	2	50	2,292
Corporate bonds	3,600	149	-	3,749
Mortgage backed securities	39,941	25	628	39,338
Total Securities AFS	$70,702	$256	$947	$70,011

December 31, 2015
U.S. Government Agencies	$41,488	$244	$209	$41,523
Taxable municipals	3,337	5	61	3,281
Corporate bonds	1,944	15	20	1,939
Mortgage backed securities	55,369	41	511	54,899
Total Securities AFS	$102,138	$305	$801	$101,642

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016 and December 31, 2015.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
U.S. Government Agencies	$12,081	$250	$2,449	$19	$14,530	$269
Taxable municipals	1,561	50	-	-	1,561	50
Corporate bonds	500	-	-	-	500	-
Mtg. backed securities	28,680	543	4,655	85	33,335	628
Total Securities AFS	$42,822	$843	$7,104	$104	$49,926	$947

December 31, 2015
U.S. Government Agencies	$14,995	$81	$7,708	$128	$22,073	$209
Taxable municipals	2,136	57	278	4	2,414	61
Corporate bonds	923	20	-	-	923	20
Mtg. backed securities	38,945	354	8,719	157	47,664	511
Total Securities AFS	$56,999	$512	$16,705	$289	$73,074	$801

Table Of Contents	44

At December 31, 2016, the available-for-sale portfolio included one hundred and seven investments for which the fair market value was less than amortized cost. At December 31, 2015, the available-for-sale portfolio included one hundred and thirty four investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, no securities had an other-than-temporary impairment at December 31, 2016 or December 31, 2015.

Investment securities with a carrying value of $11.3 million and $15.4 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits and for other purposes required by law.

Gross proceeds on the sale of investment securities were $29.5 million and $7.1 million, respectively, as of December 31, 2016 and 2015. Gross realized gains and losses pertaining to the sale of investment securities available for sale are detailed as follows:

	For the years ended December 31,
(Dollars are in thousands)	2016	2015
Gross gains realized	$366	$62
Gross losses realized	(63)	(27)
Net realized gains	$303	$35

The amortized cost and fair value of investment securities at December 31, 2016, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, actual maturities may differ from scheduled maturities on amortizing securities, such as mortgage-back securities and collateralized mortgage obligations, because the underlying collateral on these type of securities may be repaid prior to the scheduled maturity date.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$1,210	$1,210	0.91%
Due after one year through five years	1,599	1,593	1.85%
Due after five years through ten years	11,971	12,083	2.69%
Due after ten years	55,922	55,125	1.91%
Total	$70,702	$70,011	2.02%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.8 million and $2.4 million as of December 31, 2016 and 2015, respectively. The stock has no quoted market value and no ready market exists.

Table Of Contents	45

NOTE 6 LOANS:

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2016	2015
Real estate secured:
Commercial	$103,331	$98,569
Construction and land development	25,755	14,672
Residential 1-4 family	249,700	242,916
Multifamily	12,582	12,954
Farmland	24,948	22,174
Total real estate loans	416,316	391,285
Commercial	26,955	21,469
Agriculture	3,164	3,793
Consumer installment loans	22,188	24,568
All other loans	6	54
Total loans	$468,629	$441,169

Loans receivable on nonaccrual status at December 31, are summarized as follows:

(Dollars are in thousands)	2016	2015
Real estate secured:
Commercial	$3,403	$4,358
Construction and land development	319	436
Residential 1-4 family	8,355	8,338
Multifamily	166	430
Farmland	1,003	1,170
Total real estate loans	13,246	14,732
Commercial	-	65
Agriculture	83	9
Consumer installment loans	76	41
Total loans receivable on nonaccrual status	$13,405	$14,847

Total interest income not recognized on nonaccrual loans for 2016 and 2015 was $639 thousand and $697 thousand, respectively.

Table Of Contents	46

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2016 and December 31, 2015:

As of December 31, 2016 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$4,104	$147	$3,636	$4,055	$-
Construction and land development	72	1	5	5	-
Residential 1-4 family	3,745	192	3,861	4,182	-
Multifamily	290	21	301	342	-
Farmland	4,148	184	3,895	4,601	-
Commercial	-	-	-	-	-
Agriculture	27	2	19	19	-
Consumer installment loans	25	1	26	43	-
All other loans	-	-	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	1,469	8	1,191	1,270	65
Construction and land development	265	-	240	469	106
Residential 1-4 family	862	22	555	565	56
Multifamily	80	-	-	-	-
Farmland	575	27	591	602	299
Commercial	70	3	67	67	18
Agriculture	86	1	5	5	5
Consumer installment loans	26	1	9	9	3
All other loans	-	-	-	-	-
Total	$15,844	$610	$14,401	$16,234	$552

As of December 31, 2015 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$4,534	$163	$4,212	$5,173	$-
Construction and land development	12	1	10	10	-
Residential 1-4 family	3,506	161	3,037	3,150	-
Multifamily	520	9	430	471	-
Farmland	5,073	213	3,983	4,620	-
Commercial	267	-	-	-	-
Agriculture	42	4	36	36	-
Consumer installment loans	31	1	11	11	-
All other loans	-	-	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	2,935	37	2,503	2,849	288
Construction and land development	373	-	289	499	155
Residential 1-4 family	2,219	99	1,920	2,121	168
Multifamily	23	-	-	-	-
Farmland	906	38	761	778	328
Commercial	80	3	69	69	24
Agriculture	24	2	18	18	18
Consumer installment loans	19	4	45	45	2
All other loans	-	-	-	-	-
Total	$20,564	$735	$17,324	$19,850	$983

Table Of Contents	47

An age analysis of past due loans receivable is below. At December 31, 2016 and 2015, there were no loans over 90 days past due that were accruing.

As of December 31, 2016 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$1,676	$307	$1,083	$3,066	$100,265	$103,331
Construction and land development	103	17	44	164	25,591	25,755
Residential 1-4 family	4,237	1,547	2,233	8,017	241,683	249,700
Multifamily	1,367	-	-	1,367	11,215	12,582
Farmland	2,987	-	-	2,987	21,961	24,948
Total real estate loans	10,370	1,871	3,360	15,601	400,715	416,316
Commercial	20	-	-	20	26,935	26,955
Agriculture	19	-	78	97	3,067	3,164
Consumer installment Loans	110	15	36	161	22,027	22,188
All other loans	-	-	-	-	6	6
Total loans	$10,519	$1,886	$3,474	$15,879	$452,750	$468,629

As of December 31, 2015 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$311	$105	$2,534	$2,950	$95,619	$98,569
Construction and land development	144	-	17	161	14,511	14,672
Residential 1-4 family	4,694	1,487	2,891	9,072	233,844	242,916
Multifamily	47	-	320	367	12,587	12,954
Farmland	363	-	251	614	21,560	22,174
Total real estate loans	5,559	1,592	6,013	13,164	378,121	391,285
Commercial	18	1	64	83	21,386	21,469
Agriculture	-	-	-	-	3,793	3,793
Consumer installment Loans	113	1	27	141	24,427	24,568
All other loans	6	-	-	6	48	54
Total loans	$5,696	$1,594	$6,104	$13,394	$427,775	$441,169

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

Table Of Contents	48

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

Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. There were no loans categorized as doubtful at December 31, 2016 or 2015.

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of December 31, 2016 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$92,562	$6,922	$3,847	$103,331
Construction and land development	23,905	1,531	319	25,755
Residential 1-4 family	238,400	2,117	9,183	249,700
Multifamily	10,848	1,367	367	12,582
Farmland	19,070	1,545	4,333	24,948
Total real estate loans	384,785	13,482	18,049	416,316
Commercial	26,197	691	67	26,955
Agriculture	3,076	-	88	3,164
Consumer installment loans	22,086	-	102	22,188
All other loans	6	-	-	6
Total	$436,150	$14,173	18,306	$468,629

As of December 31, 2015 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$85,255	$7,543	$5,771	$98,569
Construction and land development	12,262	1,974	436	14,672
Residential 1-4 family	229,182	3,572	10,162	242,916
Multifamily	12,264	187	503	12,954
Farmland	16,663	2,923	2,588	22,174
Total real estate loans	355,626	16,199	19,460	391,285
Commercial	20,641	724	104	21,469
Agriculture	3,767	-	26	3,793
Consumer installment loans	24,478	-	90	24,568
All other loans	54	-	-	54
Total	$404,566	$16,923	19,680	$441,169

Table Of Contents	49

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2016 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$2,384	$(557)	$220	$(422)	$1,625
Construction and land development	332	(5)	26	(7)	346
Residential 1-4 family	2,437	(720)	87	572	2,376
Multifamily	232	(18)	-	27	241
Farmland	675	(2)	103	(348)	428
Total real estate loans	6,060	(1,302)	436	(178)	5,016
Commercial	266	(65)	62	(100)	163
Agriculture	124	-	7	(100)	31
Consumer installment loans	128	(83)	24	54	123
All other loans	1	-	-	(1)	-
Unallocated	914	-	-	(175)	739
Total	$7,493	$(1,450)	$529	$(500)	$6,072

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2016 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$65	$1,560	$1,625	$4,827	$98,504	$103,331
Construction and land development	106	240	346	245	25,510	25,755
Residential 1-4 family	56	2,320	2,376	4,416	245,284	249,700
Multifamily	-	241	241	301	12,281	12,582
Farmland	299	129	428	4,486	20,462	24,948
Total real estate loans	526	4,490	5,016	14,275	402,041	416,316
Commercial	18	145	163	67	26,888	26,955
Agriculture	5	26	31	24	3,140	3,164
Consumer installment loans	3	120	123	35	22,153	22,188
All other loans	-	-	-	-	6	6
Unallocated	-	739	739	-	-	-
Total	$552	$5,520	6,072	$14,401	$454,228	$468,629

Table Of Contents	50

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2015 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$4,418	$(724)	$147	$(1,457)	$2,384
Construction and land development	199	(226)	215	144	332
Residential 1-4 family	2,572	(743)	93	515	2,437
Multifamily	154	(384)	6	456	232
Farmland	913	(90)	214	(362)	675
Total real estate loans	8,256	(2,167)	675	(704)	6,060
Commercial	457	(92)	1,412	(1,511)	266
Agriculture	125	-	3	(4)	124
Consumer installment loans	171	(101)	41	17	128
All other loans	1	-	-	-	1
Unallocated	912	-	-	2	914
Total	$9,922	$(2,360)	$2,131	$(2,200)	$7,493

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2015 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$288	$2,096	$2,384	$6,715	$91,854	$98,569
Construction and land development	155	177	332	299	14,373	14,672
Residential 1-4 family	168	2,269	2,437	4,957	237,959	242,916
Multifamily	-	232	232	430	12,524	12,954
Farmland	328	347	675	4,744	17,430	22,174
Total real estate loans	939	5,121	6,060	17,145	374,140	391,285
Commercial	24	242	266	69	21,400	21,469
Agriculture	18	106	124	54	3,739	3,793
Consumer installment loans	2	126	128	56	24,512	24,568
All other loans	-	1	1	-	54	54
Unallocated	-	914	914	-	-	-
Total	$983	$6,510	7,493	$17,324	$423,845	$441,169

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

Table Of Contents	51

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At December 31, 2016 loans classified as troubled debt restructurings totaled $9.6 million compared to $9.5 million at December 31, 2015. The following table presents information related to loans modified as troubled debt restructurings during the years ended December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	1	$341	$336	1	$320	$313
Construction and land Development	-	-	-	1	551	290
Residential 1-4 family	2	420	402	2	225	221
Multifamily	-	-	-	-	-	-
Farmland	1	291	268	-	-	-
Total real estate loans	4	1,052	1,006	4	1,096	824
Commercial	-	-	-	-	-	-
Agriculture	-	-	-	-	-	-
Consumer installment loans	-	-	-	-	-	-
All other loans	-	-	-	-	-	-
Total	4	$1,052	$1,006	4	$1,096	$824

During the year ended 2016, the Company modified four loans that were considered to be troubled debt restructurings. On one loan the interest rate and maturity date were not modified; however, the payment terms were changed. On one loan the interest rate was lowered and the payment terms were changed. On two loans the interest rate was lowered and the payment terms and maturity date were changed. During the year ended 2015, the Company modified four loans that were considered to be troubled debt restructurings. On two of the loans we modified the terms and lowered the interest rate. On two of the loans the interest rate was not modified; however, the maturity date was extended.

One commercial real estate loan with a recorded investment of $211 thousand that had been modified as a troubled debt restructuring defaulted during the year ended December 31, 2016, which was within twelve months of the loan’s modification date. No loans modified as troubled debt restructurings defaulted during the year end December 31, 2015. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 BANK PREMISES AND EQUIPMENT:

Bank premises and equipment at December 31, are summarized as follows:

(Dollars are in thousands)	2016	2015
Land	$9,097	$8,972
Buildings and improvements	22,889	22,593
Furniture and equipment	19,760	17,713
Vehicles	609	590
Construction in progress	18	18
	52,373	49,886
Less accumulated depreciation	(22,388)	(21,738)
Bank Premises and Equipment	$29,985	$28,148

Depreciation expense for 2016 and 2015 was $2.4 million and $2.1 million, respectively.

Table Of Contents	52

NOTE 10 OTHER TIME DEPOSITS:

The aggregate amount of time deposits that meet or exceed the FDIC Insurance limit of $250,000 was $13.0 million and $13.9 million at December 31, 2016 and 2015, respectively. We have brokered deposits totaling $2.7 million at December 31, 2016 and 2015, respectively. At December 31, 2016, the scheduled maturities of time deposits are as follows (dollars are in thousands):

2017	$157,392
2018	27,278
2019	13,933
2020	20,100
2021	29,060
After five years	56
Total	$247,819

NOTE 11 INCOME TAX EXPENSE (BENEFIT):

The components of income tax expense (benefit) for the years ended December 31, are as follows:

(Dollars are in thousands)	2016	2015

Current expense (benefit)	$(7)	$19
Deferred tax expense (benefit)	(2)	-
Net income tax expense (benefit)	$(9)	$19

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands)	2016	2015
Deferred Tax Assets
Allowance for loan losses	$2,064	$2,548
Deferred compensation	147	148
Accrued employee benefits	15	82
Nonaccrual loan interest	896	737
Other real estate owned	1,911	2,214
Repossessed assets	12	-
Amortization of core deposits	101	119
Amortization of goodwill	514	607
Capitalized interest and repair expense	41	43
Net operating loss carryforward	5,648	5,150
AMT carryforward	320	305
Unrealized loss on securities available for sale	235	169
Total Assets, gross	11,904	12,122
Valuation allowance	(5,317)	(5,655)
Total Assets, net	6,587	6,467

Deferred Tax Liabilities
Accelerated depreciation	867	959
Prepaid expenses	38	44
Deferred loan costs	397	343
Total Liabilities, gross	1,302	1,346
Net Deferred Tax Asset	$5,285	$5,121

Table Of Contents	53

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 34%:

(Dollars are in thousands)	2016	2015

Income tax expense (benefit) at the applicable federal rate	$323	$912
Permanent differences resulting from:
Nondeductible expenses	7	7
Tax exempt interest income	(44)	(44)
State income taxes less federal tax effect	5	(13)
Bank owned life insurance	(57)	(42)
Deferred tax valuation allowance change, net	(338)	(735)
Other adjustments	95	(66)
Income tax expense (benefit)	$(9)	$19

Management reviewed the December 31, 2016 deferred tax calculation to determine the need for a valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection and the effects of off-setting deferred tax liabilities, it is more likely than not that all the deferred tax assets, net of the $5.3 million allowance, would be realizable. Management is required to consider all evidence, both positive and negative in making this determination. As of December 31, 2016, the Company had $16.6 million of net operating loss carryforwards which will expire in 2031 thru 2036. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. We do not have significant nontaxable income or nondeductible expenses.

The Company’s tax filings for years ended 2013 through 2016 were at year end 2016 open to audit under statutes of limitations by the Internal Revenue Service (“IRS”) and state taxing authorities. Our tax filings for the years ended 2010, 2011, and 2012 had been under examination by the IRS. In March 2015 we received notification from the IRS that as a result of the examination no changes were made to our reported tax.

NOTE 12 RELATED PARTY TRANSACTIONS:

During the year, officers, directors (and companies controlled by them), principal shareholders, and associates were customers of and had loan transactions with the Bank in the normal course of business which amounted to $5.4 million at December 31, 2016 and $4.1 million at December 31, 2015. During the year ended December 31, 2016, total principal additions were $4.9 million and principal payments were $3.6 million, including renewals and advances on revolving lines of credit. During the year ended December 31, 2015, total principal additions were $3.1 million and principal payments were $3.6 million, including renewals and advances on revolving lines of credit. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Total related party deposits held at the Bank were $11.1 million and $12.2 million at the end of years 2016 and 2015, respectively.

Table Of Contents	54

NOTE 13 RETIREMENT PLANS:

The Company has established a qualified defined contribution plan that covers all full time employees. Effective January 1, 2012 the qualified defined contribution plan was modified where the Company matched employee contributions up to a maximum of 3% of their salary. The Company contributed $385 thousand and $224 thousand to the defined contribution plan for 2016 and 2015, respectively.

In addition, in 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. Expenses related to the plan were $5 thousand and $6 thousand for 2016 and 2015, respectively.

NOTE 14 OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the years ended December 31, 2016 and 2015:

(Dollars are in thousands)	2016	2015

Balance, beginning of year	$12,398	$15,049
Additions	4,577	3,277
Purchases of/improvements to other real estate owned	48	12
Donation of other real estate owned	-	(33)
Transfers of other real estate owned to premises and equipment	(125)	-
Proceeds from sales	(5,050)	(2,709)
Proceeds from insurance claims	-	(101)
Adjustment of carrying value	(1,414)	(3,246)
Deferred gain from sales	-	50
Gain from sales	221	99
Balance, end of year	$10,655	$12,398

NOTE 15 STOCK OPTION PLAN:

New Peoples' Stock Option Plan (“the Plan”) was adopted on September 27, 2001. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of the Company by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Company and with growth in shareholder value. The Plan provides that options for up to 1,287,000 shares of the Company’s common stock may be issued to employees and directors. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Each award becomes exercisable in the event of a change in control of the Company. All options are subject to exercise or forfeiture if the Company’s capital falls below minimum requirements, as determined by its primary state or federal regulator. The Plan expired on May 31, 2011. The Company did not grant any options in 2016 and 2015. No stock options were exercised in 2016 and 2015. There were no stock options outstanding at December 31, 2016.

Table Of Contents	55

A summary of the status of the Company’s stock option plan is presented below:

	2016		2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding and exercisable,
Beginning of year	-	$ -	198,183	$ 11.54	284,729	$ 11.02
Exercised	-	-	-	-	-	-
Forfeited	-	-	(32,175)	11.54	(20,930)	11.04
Expired	-	-	(166,008)	11.54	(65,616)	9.44
Outstanding and exercisable,
End of year	-	$ -	-	$ -	198,183	$ 11.54

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

NOTE 17 LEASING ACTIVITIES:

As of December 31, 2016 and 2015, respectively, the Bank had no significant operating leases. Rental commitments of less than one year are not included. There were no rentals charged to operations under operating leases in 2016 and 2015.

NOTE 18 AVAILABLE LINES OF CREDIT AND FEDERAL HOME LOAN BANK ADVANCES:

The Bank has the ability to borrow up to an additional $120.9 million from the Federal Home Loan Bank under a line of credit which is secured by a blanket lien on residential real estate loans. The Bank had no overnight borrowings subject to daily rate changes from the Federal Home Loan Bank at December 31, 2016 or 2015.

At December 31, 2016, we had borrowings from the FHLB totaling $13.8 million as compared to $3.0 million at December 31, 2015. At December 31, 2016, $1.8 million of these borrowings had fixed interest rates with an average yield of 4.07%, and a maturity date in 2018. In June 2016 the Bank borrowed $2.0 million with a maturity date in the year 2019 and $5.0 million with a maturity date in the year 2021. Both borrowings have fixed interest rates and interest is payable monthly, with a interest rate of 0.99% on the $2.0 million borrowing and an interest rate of 1.38% on the $5.0 million borrowing. In December 2016, the Bank borrowed $5.0 million with a maturity date in March 2017 and a fixed interest rate of 0.69%, with interest payable monthly.

Letters of credit for $3.0 million and $2.0 million were issued in 2015 and a letter of credit for $7.0 million was issued in 2013 to the Treasury Board of Virginia for collateral on public funds. No draws on the letters of credit have been issued. The letters of credit are considered draws on our Federal Home Loan Bank line of credit.

In May 2015, we received notification that a $3.0 million unsecured fed funds line of credit facility with a correspondent bank had been reinstated. In February 2016, we received notification that this facility had been increased to $5.0 million. In March 2016, we received notification that another correspondent bank had reinstated an unsecured federal funds line of credit facility in the amount of $5.0 million. As of December 31, 2016 and 2015, no balances were outstanding on these fed funds lines of credit.

Table Of Contents	56

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

Financial instruments whose contract amount represents credit risk at December 31 were as follows:

(Dollars are in thousands)	2016	2015

Commitments to extend credit	$34,770	$27,742
Standby letters of credit	2,019	2,435

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

There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company, except for the following:

On June 24, 2015 New Peoples Bank filed an Amended Complaint in the Circuit Court of Russell County, Virginia agaist Arthur Wayne Bostic, Michael W. Bostic, Sr. and Jeffrey C. Bostic to enforce guarantees of loans made to Bostic Ford Sales, Inc. and seeking judgment against the guarantors for $1,427,709.76 with interest and legal fees. On July 24, 2015 Arthur Bostic filed a counterclaim against the Bank. On March 8, 2016 Michael Bostic, Sr., and Jeffrey Bostic filed their counterclaims agains the Bank. The counterclaims assert lender liability theories of recovery and arise from the refusal of the Bank to continue to extend credit to Bostic Ford Sales, Inc. in 2008-2009. The defendants seek a judgment against the Bank of at least $3 million. On December 16, 2016 the Court entered an Order sustaining New Peoples’ demurrers to the counterclaims filed by all three defendants and providing the defendants an opportunity to amend their counterclaims. On December 23, 2016, the defendants filed amended counterclaims seeking a judgment against the Bank of at least $3 million. Following the entry of the Court’s Order on December 16, 2016, the parties began certain discussions to narrow the issues in dispute and facilitate settlement.

Table Of Contents	57

NOTE 21 TRUST PREFERRED SECURITIES AND DEFERRAL OF INTEREST PAYMENTS:

On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I. The proceeds of the funds were used for general corporate purposes which included capital management for affiliates, retirement of indebtedness and other investments. The securities have a floating rate of 3 month LIBOR plus 260 basis points, which resets quarterly, with a current rate at December 31, 2016 of 3.48%.

On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2. The proceeds of the funds were used for general corporate purposes, which include capital management for affiliates and the acquisition of two branch banks. The securities have a floating rate of 3 month LIBOR plus 177 basis points, which resets quarterly, with a current rate at December 31, 2016 of 2.65%.

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

In October 2009, a restriction to pay dividends from the Bank to the Company was issued by the Federal Reserve Bank of Richmond. In July 2010 the Company and the Bank entered into the Written Agreement discussed in Note 3. The Written Agreement prohibited the payment of interest on the trust preferred securities without prior regulatory approval. As a result, interest on trust preferred securities was deferred. This deferral was for a period of 60 months, and was set to expire on January 7, 2015. In the fourth quarter of 2014, the Company requested and received regulatory approval to pay the cumulative deferred interest on the trust preferred securities due on January 7, 2015 totaling $2.5 million, which the Company paid on December 10, 2014. After this payment there has been no interest in arrears on the trust preferred securities since that date.

The Company is currently not deferring the quarterly interest payments on the trust preferred securities. However, as discussed above, regulatory approval was needed to pay the interest while the Company was under the formal Written Agreement. This approval was granted during each quarter of 2015 and all trust preferred interest payments were made.

The restriction requiring regulatory approval before the payment of interest on the trust preferred securities was lifted when the Written Agreement was terminated effective January 20, 2016 and all trust preferred interest payments due have been made on time since that date.

Table Of Contents	58

NOTE 22 CAPITAL:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined), and Common Equity Tier 1 capital (as defined) to risk-weighted assets (as defined). As of December 31, 2016, the Bank meets all capital adequacy requirements to which it is subject.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2016 and 2015, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

Actual	Minimum Capital Requirement	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	67,549	16.64%	$32,476	8.0%	$40,595	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	62,462	15.39%	24,357	6.0%	32,476	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	62,462	9.93%	25,149	4.0%	31,436	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	62,462	15.39%	18,268	4.5%	26,386	6.5%
December 31, 2015:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	65,713	17.55%	$29,954	8.0%	$37,443	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	60,998	16.29%	22,466	6.0%	29,954	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	60,998	9.67%	25,239	4.0%	31,549	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	60,998	16.29%	16,849	4.5%	24,338	6.5%

Table Of Contents	59

As of December 31, 2016, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Under Basel III Capital requirements, beginning January 1, 2016, a capital conservation buffer of 0.625% became effective. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments.

Board of Directors Exercise of Common Stock Warrants

During the month of October 2015, a member of the board of directors of the Company and his family exercised 233,886 common stock warrants at a price of $1.75 per share. During the month of November 2015, another member of the board of directors of the Company exercised 225,000 common stock warrants at a price of $1.75 per share. During the month of December 2015, another member of the board of directors of the Company and his family exercised 16,542 common stock warrants at a price of $1.75 per share. As a result of these exercises an additional $832 thousand of capital was raised by the Company. The additional liquidity provided by the funds will be used by the Company to pay its operating expenses and trust preferred interest payments.

Common Stock Warrants

As of December 31, 2016, 881,978 common stock warrants were outstanding as compared to 882,353 common stock warrants as of December 31, 2015. During 2016, 375 of the common stock warrants were exercised at a price of $1.75. As noted above, during 2015, 475,428 of common stock warrants were exercised at a price of $1.75. A summary of common stock warrants outstanding at December 31, 2016 follows:

Expiration Date	Exercise Price	Number Outstanding And Exercisable	Weighted Average Remaining Contractual Life

December 20, 2017	$1.75	881,978	0.97 years

	Totals	881,978	0.97 years

Table Of Contents	60

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $70.0 million and $101.6 million at December 31, 2016 and 2015, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans carried at fair value were $13.8 million and $16.3 million at December 31, 2016 and 2015, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Foreclosed assets are carried at the lower of the carrying value or fair value.  Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be nonrecurring level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $10.7 million and $12.4 million at December 31, 2016 and 2015, respectively.

Table Of Contents	61

Assets and liabilities measured at fair value are as follows as of December 31, 2016 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$24,632	$—
Taxable municipals	—	2,292	—
Corporate bonds	—	3,749	—
Mortgage backed securities	—	39,338	—
(On a non-recurring basis) Other real estate owned	—	—	10,655
Impaired loans:
Real estate secured:
Commercial	—	—	4,762
Construction and land development	—	—	139
Residential 1-4 family	—	—	4,360
Multifamily	—	—	301
Farmland	—	—	4,187
Commercial	—	—	49
Agriculture	—	—	19
Consumer installment loans	—	—	32
All other loans	—	—	—
Total	$—	$70,011	$24,504

Assets and liabilities measured at fair value are as follows as of December 31, 2015 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$41,523	$—
Taxable municipals	—	3,281	—
Corporate bonds	—	1,939	—
Mortgage backed securities	—	54,899	—
(On a non-recurring basis) Other real estate owned	—	—	12,398
Impaired loans:
Real estate secured:
Commercial	—	—	6,427
Construction and land development	—	—	144
Residential 1-4 family	—	—	4,789
Multifamily	—	—	430
Farmland	—	—	4,416
Commercial	—	—	45
Agriculture	—	—	36
Consumer installment loans	—	—	54
All other loans	—	—	—
Total	$—	$101,642	$28,739

Table Of Contents	62

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at December 31, 2016	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$13,849	$16,341	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$10,655	$12,398	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2016 and 2015. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2016 and 2015.

Table Of Contents	63

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

December 31, 2016
Financial Instruments – Assets
Net Loans	$462,557	$467,707	$—	$453,858	$13,849

Financial Instruments – Liabilities
Time Deposits	247,819	247,258	—	247,258	—
FHLB Advances	13,758	13,993	—	13,993	—

December 31, 2015
Financial Instruments – Assets
Net Loans	$433,676	$438,589	$—	$422,248	$16,341

Financial Instruments – Liabilities
Time Deposits	256,978	256,797	—	256,797	—
FHLB Advances	2,958	2,958	—	2,958	—

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

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification (“ASC”), to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Table Of Contents	64

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

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Table Of Contents	65

NOTE 25 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(Dollars in Thousands)

ASSETS	2016	2015

Due from banks	$813	$1,445
Investment in subsidiaries	62,158	60,672
Other assets	587	589
Total Assets	$63,558	$62,706

LIABILITIES
Accrued interest payable	$125	$104
Accrued expenses and other liabilities	20	19
Trust preferred securities	16,496	16,496
Total Liabilities	16,641	16,619

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value, 50,000,000 shares authorized; 23,354,457 and 23,354,082 shares issued and outstanding at December 31, 2016 and 2015, respectively	46,709	46,708
Common stock warrants	764	764
Additional paid capital	13,965	13,965
Retained deficit	(14,065)	(15,023)
Accumulated other comprehensive loss	(456)	(327)
Total Stockholders’ Equity	46,917	46,087
Total Liabilities and Stockholders’ Equity	$63,558	$62,706

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Dollars in Thousands)	2016	2015

Income
Miscellaneous income	$15	$13
Undistributed income of subsidiaries	1,615	3,295
Total income	1,630	3,308

Expenses
Trust preferred securities interest expense	508	440
Legal fees	17	23
Accounting fees	88	114
Other operating expenses	59	69
Total Expenses	672	646

Income before Income Taxes	958	2,662
Income Tax Expense (Benefit)	-	-
Net Income	$958	$2,662

Table Of Contents	66

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Dollars in Thousands)	2016	2015

Cash Flows From Operating Activities
Net income	$958	$2,662
Adjustments to reconcile net income to net cash used in operating activities:
Income of subsidiaries	(1,615)	(3,295)
Net change in:
Other assets	2	98
Other liabilities	22	57
Net Cash Used in Operating Activities	(633)	(478)

Cash Flows From Financing Activities
Exercise of common stock warrants	1	832
Net Cash Provided by Financing Activities	1	832

Net increase (decrease) in Cash and Cash Equivalents	(632)	354
Cash and Cash Equivalents, Beginning of year	1,445	1,091
Cash and Cash Equivalents, End of Year	$813	$1,445

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$487	$327
Taxes	$-	$-

Table Of Contents	67

NOTE 26 SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2016 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First

Income statement
Net interest income	$5,420	$5,453	$5,402	$5,451
Noninterest income	1,909	2,043	1,753	1,586
Provision for loan losses	-	-	(500)	-
Noninterest expense	8,300	7,155	6,776	6,337
Net income (loss)	(968)	346	882	698
Earnings (loss) per share, basic	(0.04)	0.01	0.04	0.03
Earnings (loss) per share, diluted	(0.04)	0.01	0.04	0.03

Period end balance sheet
Total loans receivable	$468,629	$464,721	$459,613	$450,309
Total assets	634,335	633,867	632,311	636,459
Total deposits	554,438	556,516	555,084	555,216
Total stockholders’ equity	46,917	48,785	48,485	47,234

	2015 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First

Income statement
Net interest income	$5,922	$5,668	$5,601	$5,410
Noninterest income	1,641	1,777	1,541	1,444
Provision for loan losses	(1,000)	(1,200)	—	—
Noninterest expense	9,276	6,338	6,680	6,229
Net income (loss)	(715)	2,293	462	622
Earnings (loss) per share, basic	(0.03)	0.10	0.02	0.03
Earnings (loss) per share, diluted	(0.03)	0.10	0.02	0.03

Period end balance sheet
Total loans receivable	$441,169	$438,538	$443,775	$449,929
Total assets	625,898	633,758	642,774	660,130
Total deposits	558,019	564,623	576,597	593,324
Total stockholders’ equity	46,087	46,409	43,736	43,863

Table Of Contents	68

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” issued in 1992. Based on this assessment management concluded that the internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2016.

Item 9B. Other Information

None.

Table Of Contents	69

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions "Election of Directors," “Executive Officers Who Are Not Directors,” “Corporate Governance” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2017 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the captions "Director Compensation" and “Executive Compensation and Related Party Transactions" in the 2017 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management" and “Security Ownership of Certain Beneficial Owners” in the 2017 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information contained under the caption “Executive Compensation and Related Party Transactions" and “Corporate Governance” in the 2017 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Audit Information" in the 2017 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

Table Of Contents	70

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The response to this portion of Item 15 is included in Item 8 above.

(a)(2) The response to this portion of Item 15 is included in Item 8 above.

(a)(3) The following exhibits are filed as part of this Form 10-K, and this list includes the exhibit index::

Exhibit
Number

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004)
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
10.11*	Employment Agreement dated December 1, 2016 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2016
14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
21	Subsidiaries of the Registrant.
23	Consent of Elliott Davis Decosimo, LLC.
24	Powers of Attorney (contained on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).
32 101

Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

The following materials for the Company’s 10-K Report for the year ended December 31, 2016, formatted in XBRL. (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.)

____________________________________

* Denotes management contract.

(b)       See Item 15(a)(3) above.

(c)       See Items 15(a)(1) and (2) above.

Table Of Contents	71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By: /s/ C. TODD ASBURY

C. Todd Asbury

President and Chief Executive Officer

Date: March 13, 2017

By: /s/ JOSEPH D. PENNINGTON

Joseph D. Pennington

Senior Vice President and Chief Financial Officer

Date: March 13, 2017

Table Of Contents	72

POWER OF ATTORNEY

Each of the undersigned hereby appoints C. Todd Asbury and Joseph D. Pennington, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. TODD ASBURY	President and	March 13, 2017
C. Todd Asbury	Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH D. PENNINGTON	Senior Vice President and	March 13, 2017
Joseph D. Pennington	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ TIM BALL	Director	March 13, 2017
Tim Ball

/s/ JOE CARTER	Director	March 13, 2017
Joe Carter

/s/ JOHN D. COX	Director	March 13, 2017
John D. Cox

/s/ CHARLES H. GENT	Director	March 13, 2017
Charles H. Gent

/s/ EUGENE HEARL	Director	March 13, 2017
Eugene Hearl

/s/ HAROLD LYNN KEENE	Chairman, Director	March 13, 2017
Harold Lynn Keene

/s/ MICHAEL G. MCGLOTHLIN	Director	March 13, 2017
Michael G. McGlothlin

/s/ FRED MEADE	Director	March 13, 2017
Fred Meade

/s/ B. SCOTT WHITE	Director	March 13, 2017

Table Of Contents	73