Form 10-Q
period 2017-03-31
NEW PEOPLES BANKSHARES INC
filed 2017-05-15
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2017
Common Stock, $2.00 par value	23,355,457

NEW PEOPLES BANKSHARES, INC.

		INDEX

			Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Statements of Income – Three Months
Ended March 31, 2017 and 2016 (Unaudited)			1
Consolidated Statements of Comprehensive Income – Three Months
Ended March 31, 2017 and 2016 (Unaudited)			3
Consolidated Balance Sheets – March 31, 2017 (Unaudited) and December 31, 2016			4

Consolidated Statements of Changes in Stockholders’ Equity -
Three Months Ended March 31, 2017 and 2016 (Unaudited)			6

Consolidated Statements of Cash Flows – Three Months
Ended March 31, 2017 and 2016 (Unaudited)			7

Notes to Consolidated Financial Statements			9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		32

Item 4.	Controls and Procedures		32

PART II OTHER INFORMATION

Item 1.	Legal Proceedings		33

Item 1A. Risk Factors			33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		33

Item 3.	Defaults upon Senior Securities		33

Item 4.	Mine Safety Disclosures		33

Item 5.	Other Information		33

Item 6.	Exhibits		33

SIGNATURES			34

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2017	2016
Loans including fees	$5,664	$5,565
Interest-earning deposits with banks	43	21
Investments	350	464
Dividends on equity securities (restricted)	32	32
Total Interest and Dividend Income	6,089	6,082

INTEREST EXPENSE
Deposits
Demand	13	11
Savings	47	41
Time deposits below $100,000	289	265
Time deposits above $100,000	189	154
FHLB advances	45	36
Federal funds purchased	—	2
Trust preferred securities	141	122
Total Interest Expense	724	631

NET INTEREST INCOME	5,365	5,451

PROVISION FOR LOAN LOSSES	—	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,365	5,451

NONINTEREST INCOME
Service charges	833	488
Fees, commissions and other income	802	805
Insurance and investment fees	52	158
Net realized gains on sale of investment securities	—	105
Life insurance investment income	27	30
Total Noninterest Income	1,714	1,586

Table Of Contents	1

NONINTEREST EXPENSES
Salaries and employee benefits	3,381	3,210
Occupancy and equipment expense	1,127	853
Advertising and public relations	93	104
Data processing and telecommunications	553	581
FDIC insurance premiums	102	134
Other real estate owned and repossessed vehicles, net	300	163
Other operating expenses	1,422	1,292
Total Noninterest Expenses	6,978	6,337

INCOME BEFORE INCOME TAXES	101	700

INCOME TAX EXPENSE (BENEFIT)	(14)	2

NET INCOME	$115	$698

Income Per Share
Basic	$0.00	$0.03
Fully Diluted	$0.00	$0.03

Average Weighted Shares of Common Stock
Basic	23,354,890	23,354,082
Fully Diluted	23,354,890	23,354,082

The accompanying notes are an integral part of this statement.

Table Of Contents	2

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(IN THOUSANDS)

(UNAUDITED)

	2017	2016

NET INCOME	$115	$698

Other comprehensive income:
Investment Securities Activity
Unrealized gains arising during the period	89	785
Tax related to unrealized gains	(30)	(267)
Reclassification of realized gains during the period	—	(105)
Tax related to realized gains	—	36
TOTAL OTHER COMPREHENSIVE INCOME	59	449
TOTAL COMPREHENSIVE INCOME	$174	$1,147

 The accompanying notes are an integral part of this statement.

Table Of Contents	3

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)

Cash and due from banks	$17,924	$18,500
Interest-bearing deposits with banks	21,664	16,816
Federal funds sold	108	132
Total Cash and Cash Equivalents	39,696	35,448

Investment securities available-for-sale	72,010	70,011

Loans receivable	476,490	468,629
Allowance for loan losses	(5,968)	(6,072)
Net Loans	470,522	462,557

Bank premises and equipment, net	29,937	29,985
Equity securities (restricted)	2,585	2,802
Other real estate owned	10,161	10,655
Accrued interest receivable	1,734	1,848
Life insurance investments	12,301	12,274
Deferred taxes, net	5,255	5,285
Other assets	3,393	3,470

Total Assets	$647,594	$634,335

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$159,301	$151,914
Interest-bearing	41,663	40,213
Savings deposits	123,403	114,492
Time deposits	248,384	247,819
Total Deposits	572,751	554,438

Federal Home Loan Bank advances	8,458	13,758
Accrued interest payable	342	331
Accrued expenses and other liabilities	2,455	2,395
Trust preferred securities	16,496	16,496

Total Liabilities	600,502	587,418

Commitments and contingencies

Table Of Contents	4

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,355,457 and 23,354,457 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	46,711	46,709
Common stock warrants	763	764
Additional paid-in-capital	13,965	13,965
Retained deficit	(13,950)	(14,065)
Accumulated other comprehensive loss	(397)	(456)

Total Stockholders’ Equity	47,092	46,917

Total Liabilities and Stockholders’ Equity	$647,594	$634,335

The accompanying notes are an integral part of this statement.

Table Of Contents	5

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accum-ulated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2015	23,354	$46,708	$764	$13,965	$(15,023)	$(327)	$46,087

Net income	—	—	—	—	698	—	698

Other comprehensive income, net of tax	—	—	—	—	—	449	449
Balance, March 31, 2016	23,354	$46,708	$764	$13,965	$(14,325)	$122	$47,234

Balance, December 31, 2016	23,354	$46,709	$764	$13,965	$(14,065)	$(456)	$46,917

Net income	—	—	—	—	115	—	115

Exercise of common stock warrants	1	2	(1)	—	—	—	1

Other comprehensive income, net of tax	—	—	—	—	—	59	59
Balance, March 31, 2017	23,355	$46,711	$763	$13,965	$(13,950)	$(397)	$47,092

 The accompanying notes are an integral part of this statement.

Table Of Contents	6

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(IN THOUSANDS)

(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$115	$698
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	638	551
Income on life insurance	(27)	(30)
Gain on sale of securities available-for-sale	—	(105)
Gain on sale of premises and equipment	(1)	—
Gain on sale of foreclosed assets	(24)	(43)
Adjustment of carrying value of foreclosed real estate	176	(4)
Accretion of bond premiums/discounts	201	253
Deferred tax benefit	—	(70)
Net change in:
Interest receivable	114	22
Other assets	77	(1,407)
Accrued interest payable	11	(1)
Accrued expenses and other liabilities	60	2,518
Net Cash Provided by Operating Activities	1,340	2,382

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(8,777)	(10,233)
Purchase of securities available-for-sale	(6,564)	(100)
Proceeds from sale and maturities of securities available-for-sale	4,453	17,564
Net sale (purchase) of equity securities (restricted)	217	(314)
Payments for the purchase of premises and equipment	(593)	(3,215)
Proceeds from sale of premises and equipment	4	—
Proceeds from sales of other real estate owned	1,154	68
Net Cash Provided by (Used in) Investing Activities	(10,106)	3,770

Table Of Contents	7

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of common stock warrants	1	—
Net increase (decrease) in Federal Home Loan Bank advances	(5,300)	9,700
Net change in:
Demand deposits	8,837	10,696
Savings deposits	8,911	(7,816)
Time deposits	565	(5,683)
Net Cash Provided by Financing Activities	13,014	6,897

Net increase in cash and cash equivalents	4,248	13,049
Cash and Cash Equivalents, Beginning of Period	35,448	26,338
Cash and Cash Equivalents, End of Period	$39,696	$39,387

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$713	$632
Taxes	$—	$70

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$1,624	$1,063
Loans made to finance sale of foreclosed real estate	$812	$244
Change in unrealized gains on securities available-for-sale	$89	$680

The accompanying notes are an integral part of this statement.

Table Of Contents	8

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (“The Company”) is a financial holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (“Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state-chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly-owned subsidiaries; NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing additional trust preferred securities. NPB Financial Services, Inc. was a subsidiary of the Company until January 1, 2009 when it became a subsidiary of the Bank. In June 2012 the name of NPB Financial Services, Inc. was changed to NPB Insurance Services, Inc. which operates solely as an insurance agency. On March 4, 2016 the Federal Reserve Bank of Richmond approved the Company’s election to become a financial holding company. In July 2016, the Bank and its wholly-owned subsidiary NPB Insurance Services, Inc. announced by press release its teaming up with The Hilb Group of Virginia dba CSE Insurance Services, a division of the Hilb Group, LLC (“CSE”), located in Abingdon, Virginia, to provide insurance services for its current and future customers. Effective July 1, 2016, NPB Insurance Services, Inc. sold its existing book of business to CSE. These customers are now serviced by CSE and the Bank refers future insurance needs of its bank customers to CSE.

NOTE 2 ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2017 and December 31, 2016, and the results of operations for the three-month periods ended March 31, 2017 and 2016. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three month periods ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued related to outstanding common stock warrants are determined by the Treasury method. For the three-months ended March 31, 2017 and 2016, potential common shares of 880,978 and 882,353, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

Table Of Contents	9

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended March 31,
	2017	2016
Net income	$115	$698
Weighted average shares outstanding	23,354,890	23,354,082
Dilutive shares for stock warrants	—	—
Weighted average dilutive shares outstanding	23,354,890	23,354,082

Basic income per share	$0.00	$0.03
Diluted income per share	$0.00	$0.03

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined), and Common Equity Tier 1 capital (as defined) to risk-weighted assets (as defined). As of March 31, 2017, the Bank meets all capital adequacy requirements to which it is subject.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2017 and December 31, 2016, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

Table Of Contents	10

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	67,196	16.19%	$33,197	8.0%	$41,496	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	61,999	14.94%	24,898	6.0%	33,197	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	61,999	9.73%	25,498	4.0%	31,873	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	61,999	14.94%	18,673	4.5%	26,973	6.5%

December 31, 2016:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	67,549	16.64%	$32,476	8.0%	$40,595	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	62,462	15.39%	24,357	6.0%	32,476	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	62,462	9.93%	25,149	4.0%	31,436	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	62,462	15.39%	18,268	4.5%	26,386	6.5%

As of March 31, 2017, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments.

Table Of Contents	11

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
March 31, 2017
U.S. Government Agencies	$24,611	$77	$218	$24,470
Taxable municipals	2,332	3	48	2,287
Corporate bonds	3,600	189	-	3,789
Mortgage backed securities	42,069	26	631	41,464
Total Securities AFS	$72,612	$295	$897	$72,010

December 31, 2016
U.S. Government Agencies	$24,821	$80	$269	$24,632
Taxable municipals	2,340	2	50	2,292
Corporate bonds	3,600	149	-	3,749
Mortgage backed securities	39,941	25	628	39,338
Total Securities AFS	$70,702	$256	$947	$70,011

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
U.S. Government Agencies	$12,661	$204	$2,461	$14	$15,122	$218
Taxable municipals	1,559	48	—	—	1,559	48
Corporate bonds	—	—	—	—	—	—
Mtg. backed securities	29,695	541	5,195	90	34,890	631
Total Securities AFS	$43,915	$793	$7,656	$104	$51,571	$897

December 31, 2016
U.S. Government Agencies	$12,081	$250	$2,449	$19	$14,530	$269
Taxable municipals	1,561	50	—	—	1,561	50
Corporate bonds	500	—	—	—	500	—
Mtg. backed securities	28,680	543	4,655	85	33,335	628
Total Securities AFS	$42,822	$843	$7,104	$104	$49,926	$947

Table Of Contents	12

At March 31, 2017, the available-for-sale portfolio included 112 investments for which the fair market value was less than amortized cost. At December 31, 2016, the available-for-sale portfolio included 107 investments for which the fair market value was less than amortized cost. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had an other-than-temporary impairment.

There were no sales of investment securities during the three months ended March 31, 2017. Gross proceeds on the sale of investment securities were $12.9 million for the three months ended March 31, 2016, with $119 thousand of gross gains realized and $14 thousand of gross losses realized.

The amortized cost and fair value of investment securities at March 31, 2017, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$-	$-	-%
Due after one year through five years	2,184	2,177	2.04%
Due after five years through ten years	14,026	14,149	2.64%
Due after ten years	56,402	55,684	2.04%
Total	$72,612	$72,010	2.16%

Investment securities with a carrying value of $9.4 million and $11.3 million at March 31, 2017 and December 31, 2016, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million and $2.8 million as of March 31, 2017 and December 31, 2016, respectively.

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	March 31, 2017	December 31, 2016
Real estate secured:
Commercial	$103,457	$103,331
Construction and land development	26,588	25,755
Residential 1-4 family	252,917	249,700
Multifamily	14,135	12,582
Farmland	24,912	24,948
Total real estate loans	422,009	416,316
Commercial	28,259	26,955
Agriculture	3,662	3,164
Consumer installment loans	21,839	22,188
All other loans	721	6
Total loans	$476,490	$468,629

Table Of Contents	13

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	March 31, 2017	December 31, 2016
Real estate secured:
Commercial	$2,102	$3,403
Construction and land development	328	319
Residential 1-4 family	7,706	8,355
Multifamily	162	166
Farmland	3,541	1,003
Total real estate loans	13,839	13,246
Commercial	11	—
Agriculture	83	83
Consumer installment loans	49	76
All other loans	—	—
Total loans receivable on nonaccrual status	$13,982	$13,405

Total interest income not recognized on nonaccrual loans for the three months ended March 31, 2017 and 2016 was $363 thousand and $94 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of March 31, 2017 and December 31, 2016:

As of March 31, 2017 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,755	$3,128	$—
Construction and land development	4	4	—
Residential 1-4 family	3,781	4,084	—
Multifamily	731	772	—
Farmland	3,872	4,592	—
Commercial	—	—	—
Agriculture	19	19	—
Consumer installment loans	9	9	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	611	697	125
Construction and land development	229	463	95
Residential 1-4 family	846	872	103
Multifamily	—	—	—
Farmland	589	602	297
Commercial	66	66	17
Agriculture	1	1	1
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$13,513	$15,309	$638

Table Of Contents	14

As of December 31, 2016 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$3,636	$4,055	$—
Construction and land development	5	5	—
Residential 1-4 family	3,861	4,182	—
Multifamily	301	342	—
Farmland	3,895	4,601	—
Commercial	—	—	—
Agriculture	19	19	—
Consumer installment loans	26	43	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,191	1,270	65
Construction and land development	240	469	106
Residential 1-4 family	555	565	56
Multifamily	—	—	—
Farmland	591	602	299
Commercial	67	67	18
Agriculture	5	5	5
Consumer installment loans	9	9	3
All other loans	—	—	—
Total	$14,401	$16,234	$552

The following table presents information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

Table Of Contents	15

	Three Months Ended
	March 31, 2017		March 31, 2016
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$3,196	$25	$4,479	$35
Construction and land development	5	—	171	(1)
Residential 1-4 family	3,821	49	3,599	51
Multifamily	516	12	269	2
Farmland	3,884	(115)	4,149	51
Commercial	—	—	—	—
Agriculture	19	—	36	1
Consumer installment loans	18	—	27	1
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	901	2	1,768	—
Construction and land development	235	—	283	—
Residential 1-4 family	701	9	1,271	5
Multifamily	—	—	117	2
Farmland	590	5	640	6
Commercial	67	—	74	1
Agriculture	3	—	117	(2)
Consumer installment loans	5	—	28	—
All other loans	—	—	—	—
Total	$13,961	$(13)	$17,028	$152

An age analysis of past due loans receivable is below. At March 31, 2017 and December 31, 2016, there were no loans over 90 days past due that were accruing.

As of March 31, 2017 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$1,239	$200	$18	$1,457	$102,000	$103,457
Construction and land development	—	16	66	82	26,506	26,588
Residential 1-4 family	3,509	1,319	1,372	6,200	246,717	252,917
Multifamily	—	436	—	436	13,699	14,135
Farmland	245	475	2,562	3,282	21,630	24,912
Total real estate loans	4,993	2,446	4,018	11,457	410,552	422,009
Commercial	76	—	11	87	28,172	28,259
Agriculture	27	—	79	106	3,556	3,662
Consumer installment Loans	42	3	24	69	21,770	21,839
All other loans	—	—	—	—	721	721
Total loans	$5,138	$2,449	$4,132	$11,719	$464,771	$476,490

Table Of Contents	16

As of December 31, 2016 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$1,676	$307	$1,083	$3,066	$100,265	$103,331
Construction and land development	103	17	44	164	25,591	25,755
Residential 1-4 family	4,237	1,547	2,233	8,017	241,683	249,700
Multifamily	1,367	—	—	1,367	11,215	12,582
Farmland	2,987	—	—	2,987	21,961	24,948
Total real estate loans	10,370	1,871	3,360	15,601	400,715	416,316
Commercial	20	—	—	20	26,935	26,955
Agriculture	19	—	78	97	3,067	3,164
Consumer installment Loans	110	15	36	161	22,027	22,188
All other loans	—	—	—	—	6	6
Total loans	$10,519	$1,886	$3,474	$15,879	$452,750	$468,629

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

Table Of Contents	17

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of March 31, 2017 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$92,675	$8,465	$2,317	$103,457
Construction and land development	24,826	1,434	328	26,588
Residential 1-4 family	242,254	2,083	8,580	252,917
Multifamily	11,989	1,350	796	14,135
Farmland	18,993	1,613	4,306	24,912
Total real estate loans	390,737	14,945	16,327	422,009
Commercial	27,485	708	66	28,259
Agriculture	3,564	14	84	3,662
Consumer installment loans	21,762	—	77	21,839
All other loans	721	—	—	721
Total	$444,269	$15,667	$16,554	$476,490
As of December 31, 2016 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$92,562	$6,922	$3,847	$103,331
Construction and land development	23,905	1,531	319	25,755
Residential 1-4 family	238,400	2,117	9,183	249,700
Multifamily	10,848	1,367	367	12,582
Farmland	19,070	1,545	4,333	24,948
Total real estate loans	384,785	13,482	18,049	416,316
Commercial	26,197	691	67	26,955
Agriculture	3,076	—	88	3,164
Consumer installment loans	22,086	—	102	22,188
All other loans	6	—	—	6
Total	$436,150	$14,173	18,306	$468,629

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended March 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of March 31, 2017 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,625	$(73)	$—	$9	$1,561
Construction and land development	346	—	—	(33)	313
Residential 1-4 family	2,376	(162)	23	2	2,239
Multifamily	241	—	—	33	274
Farmland	428	—	5	60	493
Total real estate loans	5,016	(235)	28	71	4,880
Commercial	163	—	119	(69)	213
Agriculture	31	—	1	(5)	27
Consumer installment loans	123	(30)	13	7	113
All other loans	—	—	—	5	5
Unallocated	739	—	—	(9)	730
Total	$6,072	$(265)	$161	$—	$5,968

Table Of Contents	18

	Allowance for Loan Losses			Recorded Investment in Loans
As of March 31, 2017 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$125	$1,436	$1,561	$3,366	$100,091	$103,457
Construction and land development	95	218	313	233	26,355	26,588
Residential 1-4 family	103	2,136	2,239	4,627	248,290	252,917
Multifamily	-	274	274	731	13,404	14,135
Farmland	297	196	493	4,461	20,451	24,912
Total real estate loans	620	4,260	4,880	13,418	408,591	422,009
Commercial	17	196	213	66	28,193	28,259
Agriculture	1	26	27	20	3,642	3,662
Consumer installment loans	-	113	113	9	21,830	21,839
All other loans	-	5	5	-	721	721
Unallocated	-	730	730	-	-	-
Total	$638	$5,330	$5,968	$13,513	$462,977	$476,490

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2016 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$2,384	$(557)	$220	$(422)	$1,625
Construction and land development	332	(5)	26	(7)	346
Residential 1-4 family	2,437	(720)	87	572	2,376
Multifamily	232	(18)	—	27	241
Farmland	675	(2)	103	(348)	428
Total real estate loans	6,060	(1,302)	436	(178)	5,016
Commercial	266	(65)	62	(100)	163
Agriculture	124	—	7	(100)	31
Consumer installment loans	128	(83)	24	54	123
All other loans	1	—	—	(1)	—
Unallocated	914	—	—	(175)	739
Total	$7,493	$(1,450)	$529	$(500)	$6,072

Table Of Contents	19

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2016 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$65	$1,560	$1,625	$4,827	$98,504	$103,331
Construction and land development	106	240	346	245	25,510	25,755
Residential 1-4 family	56	2,320	2,376	4,416	245,284	249,700
Multifamily	-	241	241	301	12,281	12,582
Farmland	299	129	428	4,486	20,462	24,948
Total real estate loans	526	4,490	5,016	14,275	402,041	416,316
Commercial	18	145	163	67	26,888	26,955
Agriculture	5	26	31	24	3,140	3,164
Consumer installment loans	3	120	123	35	22,153	22,188
All other loans	-	-	-	-	6	6
Unallocated	-	739	739	-	-	-
Total	$552	$5,520	6,072	$14,401	$454,228	$468,629

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At March 31, 2017 there were $9.3 million in loans that are classified as troubled debt restructurings compared to $9.6 million at December 31, 2016. The following table presents information related to loans modified as troubled debt restructurings during the three months ended March 31, 2017 and 2016.

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	-	$-	$-	1	$341	$339
Construction and land Development	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
Total real estate loans	-	-	-	1	341	339
Commercial	-	-	-	-	-	-
Agriculture	-	-	-	-	-	-
Consumer installment loans	-	-	-	-	-	-
All other loans	-	-	-	-	-	-
Total	-	$-	$-	1	$341	$339

Table Of Contents	20

During the three months ended March 31, 2017, the Company modified no loans for which the modification was considered to be a troubled debt restructuring. During the three months ended March 31, 2016, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate and maturity date were not modified; however, the payment terms were changed.

No loans modified as troubled debt restructurings defaulted during the three months ended March 31, 2017. There was one commercial real estate loan with a recorded investment of $310 thousand that had been modified as a troubled debt restructuring that defaulted during the three months ended March 31, 2016, which was within twelve months of the loan’s modification date. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the three months ended March 31, 2017 and the year ended December 31, 2016:

(Dollars are in thousands)	March 31, 2017	December 31, 2016
Balance, beginning of period	$10,655	$12,398
Additions	1,624	4,577
Purchases of/improvements to other real estate owned	—	48
Transfers of other real estate owned to premises and equipment	—	(125)
Proceeds from sales	(1,966)	(5,050)
Adjustment of carrying value	(176)	(1,414)
Gain from sales	24	221
Balance, end of period	$10,161	$10,655

NOTE 10 FAIR VALUES:

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

Table Of Contents	21

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

Investment Securities Available-for-Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $72.0 million and $70.0 million at March 31, 2017 and December 31, 2016, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired a specific reserve may be established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines whether or not the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or whether or not an appraised value does not include estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets. The aggregate carrying amounts of impaired loans carried at fair value were $12.9 million and $13.8 million at March 31, 2017 and December 31, 2016, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Foreclosed assets are carried at the lower of the carrying value or fair value.  Fair value is based upon independent observable market prices or appraised values of the collateral with a third party less an estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral if further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $10.2 million and $10.7 million at March 31, 2017 and December 31, 2016, respectively.

Assets and liabilities measured at fair value are as follows as of March 31, 2017 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Government Agencies	$—	$24,470	$—
Taxable municipals	—	2,287	—
Corporate bonds	—	3,789	—
Mortgage backed securities	—	41,464	—
(On a non-recurring basis) Other real estate owned	—	—	10,161
Impaired loans:
Real estate secured:
Commercial	—	—	3,241
Construction and land development	—	—	138
Residential 1-4 family	—	—	4,524
Multifamily	—	—	731
Farmland	—	—	4,164
Commercial	—	—	49
Agriculture	—	—	19
Consumer installment loans	—	—	9
All other loans	—	—	—
Total	$—	$72,010	$23,036

Table Of Contents	22

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$12,875	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%
Other Real Estate Owned	$10,161	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Table Of Contents	23

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments as of March 31, 2017 and December 31, 2016.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2017
Financial Instruments – Assets
Net Loans	$470,522	$475,354	$—	$462,479	$12,875
Financial Instruments – Liabilities
Time Deposits	248,384	247,909	—	247,909	—
FHLB Advances	8,458	8,697	—	8,697	—
December 31, 2016
Financial Instruments – Assets
Net Loans	$462,557	$467,707	$—	$453,858	$13,849
Financial Instruments – Liabilities
Time Deposits	247,819	247,258	—	247,258	—
FHLB Advances	13,758	13,993	—	13,993	—

NOTE 11 SUBSEQUENT EVENTS:

On April 13, 2017 the Bank, the wholly-owned subsidiary of the Company, in anticipation of executing a sale-leaseback transaction, entered into a Real Estate Purchase Agreement with NPB Good Steward Properties, LLC (“Good Steward”) pursuant to which the Bank will sell four (4) of its properties, one each located in Abingdon, Bristol, Gate City and Castlewood, Virginia to Good Steward for a total purchase price of $6,169,259. Contemporaneously with the closing of the sale of the properties by the Bank, the Bank will enter into leases with Good Steward for the properties (the “Leases”) which will allow the Bank to continue to service customers from those locations. The sale of the properties is conditioned, among other things, on the negotiation of the Leases for the properties and Good Steward obtaining financing, which the Bank may provide. If the conditions are satisfied the parties expect to close the sale of the properties on or before June 30, 2017. The Bank and its parent, New Peoples Bankshares, Inc. and affiliates have no relationship with Good Steward other than those contemplated by these transactions.

Table Of Contents	24

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

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to early adopt ASU No. 2016-02 Leases (Topic 842).

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

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the Accounting Standards Codification. The ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Table Of Contents	25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

For discussion of our significant accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2016. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our provision for loan losses and the calculation of our deferred tax asset and related valuation allowance.

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

Overview

For the quarter ended March 31, 2017 the Company had net income of $115 thousand, or basic net income per share of $0.00, as compared to a net income of $698 thousand, or basic net income per share of $0.03, for the quarter ended March 31, 2016. This is a decrease of $583 thousand, or 83.52%. The decrease was mainly driven by a $641 thousand increase in noninterest expenses during the quarter, which was offset somewhat by a $128 thousand increase in noninterest income.

Table Of Contents	26

Quarter-to-Date Results

Highlights from the first quarter of 2017 include:

·	A $7.9 million, or 1.68%, increase in loans, during the quarter;
·	No provision for loan losses taken in the first quarter;
·	An increase of $18.3 million, or 3.30%, in total deposits;
·	A decrease of $1.7 million, or 9.57%, in substandard loans during the quarter;
·	A decrease of $4.2 million, or 26.20%, in total past due loans during the quarter;
·	The Bank is considered well-capitalized under regulatory standards; and,
·	Book value per share of $2.02 as of March 31, 2017.

In the first quarter of 2017, our net interest margin was 3.85%, as compared to 3.95% for the same period in 2016, a decrease of 10 basis points. The Company’s primary source of income, net interest income, decreased $86 thousand, or 1.58%, to $5.4 million for the first quarter of 2017 from $5.5 million for the same period in 2016. Loan interest income increased $99 thousand, or 1.78%, from $5.6 million for the first quarter of 2016 to $5.7 million for the first quarter of 2017. Investment interest income decreased in the first quarter of 2017 to $350 thousand from $464 thousand for the first quarter of 2016. Interest expense increased $93 thousand, or 14.74%, from $631 thousand for the quarter ended March 31, 2016 to $724 thousand for the same quarter of 2016 as a result of increases in our interest rates on time deposits

Noninterest income for the first quarter of 2017 was $1.7 million, which is an increase of $128 thousand when compared to the $1.6 million for the same period in 2016. This increase was primarily due to the $352 thousand increase in nonsufficient funds / overdraft fee income during the first three months of 2017 when compared to the same period in 2016. The increase in nonsufficient funds / overdraft fee income was the result of the Optional Overdraft Protection Services we began offering to our deposit customers in June 2016. The increase in nonsufficient funds / overdraft fee income offsets the $105 thousand decrease in gains on the sale of investment securities and $106 thousand decrease in insurance and investment fees.

Noninterest expense increased $641 thousand, or 10.12%, to $7.0 million for the first quarter 2017 as compared to $6.3 million for the first quarter of 2016. Salaries and employee benefits increased $171 thousand, or 5.33% in the quarter-to-quarter comparison, from $3.2 million at March 31, 2016 to $3.4 million for the same period in 2017. This increase was primarily the result of seasoned commercial bankers hired throughout 2016 as a part of our strategy to grow the loan portfolio, the opening of a loan production office in Jonesborough, Tennessee to expand our market presence in the Tri-Cities, Tennessee area, as well as staff added to operate the Interactive Teller Machines (“ITMs”) and provide digital banking services.

Occupancy and equipment expenses increased $274 thousand from $853 thousand for the first quarter of 2016 to $1.1 million for the first quarter of 2017. The increase in occupancy and equipment expenses was mainly due to the rollout of the ITMs during 2016. The ITMs, a new, state-of-the-art technology which replaced the Bank’s ATMs, help provide additional convenience by providing teller services from 7 AM to 7 PM Monday thru Saturday. We anticipate the addition of the ITMs will create efficiencies going forward. Advertising expense decreased $11 thousand in the quarter-to-quarter comparison. Other real estate owned and repossessed asset expenses increased $137 thousand, or 84.05%, to $300 thousand for the first quarter of 2017 as compared to $163 thousand for the same period in 2016. Writedowns on other real estate owned were $176 thousand for the first three months of 2017 as compared to writedowns of $24 thousand for the same period in 2016. During the first three months of 2017 we had net gains on the sale of other real estate owned of $24 thousand as compared to net gains on the sale of other real estate owned of $43 for the same period in 2016.

Our efficiency ratio, a non-GAAP measure which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 98.57% for the first quarter of 2017 as compared to 90.05% for the same period in 2016. Included in this calculation are the other real estate owned write-downs which significantly and negatively impact the ratio.

Balance Sheet

Total assets increased $13.3 million, or 2.09%, to $647.6 million at March 31, 2017 from $634.3 million at December 31, 2016. The main driver in the increase was an increase of $7.9 million in loans as a result of our efforts to conservatively grow the loan portfolio. Going forward, we anticipate total assets increasing due to our plan to conservatively and prudently grow the loan portfolio, as we were able to accomplish in the first quarter of 2017.

Table Of Contents	27

Total investments increased $2.0 million, or 2.86%, to $72.0 million at March 31, 2017 from $70.0 million at December 31, 2016. Interest bearing deposits with banks increased $4.9 million, or 28.83%, in the first three months of 2017 to $21.7 million from $16.8 million at December 31, 2016.

Total loans increased $7.9 million, or 1.68%, to $476.5 million at March 31, 2017 as compared to $468.6 million at December 31, 2016. We believe the focus on developing new and existing lending relationships should continue the pace of increasing total loans as experienced in the first three months of 2017, subject to the economy and heightened competition in our markets.

Total deposits increased $18.3 million, or 3.30%, from $554.4 million at December 31, 2016 to $572.7 million at March 31, 2017. Noninterest-bearing demand deposits increased 4.86%, or $7.4 million, from $151.9 million at December 31, 2016 to $159.3 million at March 31, 2017. We experienced an increase of $1.5 million, or 3.61%, in interest-bearing demand deposits during the first three months of 2017. We have experienced an $8.9 million, or 7.78%, increase in savings deposits. Time deposits increased by $565 thousand during the first three months of 2017. Due to competitive pressures, rising interest rates, and our need for funding, we expect to see an uptick on the interest we pay on time deposits in 2017. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Total borrowings decreased to $8.5 million at March 31, 2017, a decrease of $5.3 million from the $13.8 million outstanding balance at December 31, 2016. The decrease in advances from the Federal Home Loan Bank was due to a $5.0 million borrowing that matured in March 2017 and $300 thousand in regularly scheduled principal payments on the other borrowings.

Total equity at March 31, 2017 was $47.1 million. That represents an increase of $175 thousand, or 0.37%, when compared to the December 31, 2016 balance of $46.9 million. Net income of $115 thousand and the $59 thousand decrease in other comprehensive loss as a result of a decrease in net unrealized loss in the investment portfolio during the three months ended March 31, 2017 were the drivers of the increase in equity.

Asset Quality

We continue to make progress in reducing the levels of non-performing assets. Though asset quality is improving, the level of nonperforming assets remains elevated as we continue to work through foreclosed properties that are held over from the Great Recession and nonaccrual loans. The ratio of nonperforming assets to total assets lowered to 3.73% at March 31, 2017 as compared to 3.79% at December 31, 2016. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $24.1 million at March 31, 2017 and December 31, 2016, respectively. The makeup of these assets is primarily loans secured by commercial real estate, residential mortgages, and farmland as well as other real estate owned properties. We continue undertaking extensive and more aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets. Loans rated substandard decreased $1.7 million, or 9.57%, to $16.6 million at March 31, 2017 from $18.3 million at December 31, 2016 and delinquencies decreased in the first three months of 2017 as total past due loans decreased to $11.7 million at March 31, 2017 from $15.9 million at December 31, 2016, a decrease of $4.2 million, or 26.20%.

Other real estate owned (“OREO”) decreased $494 thousand to $10.2 million at March 31, 2017 from $10.7 million at December 31, 2016. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first three months of 2017, we acquired $1.6 million in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $2.0 thousand of our properties with gains of $24 thousand realized as a result of the sales. Early in the second quarter of 2017, we divested of one of our largest OREO properties, which had a recorded value of $1.3 million, and another $2.2 million of OREO is under contract as of early May 2017. In an effort to reduce our level of foreclosed properties, we have taken an aggressive approach toward liquidating properties by making pricing adjustments and holding auctions on several of our older properties. We expect to continue these efforts during 2017 which could result in additional losses, while reducing future carrying costs. We do have lease agreements on certain OREO properties which are generating rental income at market rates. Rental income on OREO properties was $55 thousand for the first three months of 2017, a decrease of $12 thousand, or 17.91%, when compared to the $67 thousand recognized in the first three months of 2016.

Table Of Contents	28

Our allowance for loan losses at March 31, 2017 was $6.0 million, or 1.25% of total loans as compared to $6.1 million, or 1.30% of total loans at December 31, 2016. Impaired loans decreased $888 thousand, or 6.17%, to $13.5 million with an estimated related allowance of $638 thousand for potential losses at March 31, 2017 as compared to $14.4 million in impaired loans with an estimated related allowance of $552 thousand at the end of 2016. No provision for loan losses was recorded during first three months of 2017 or 2016. In the first three months of 2017, net charge offs were $104 thousand, or 0.09% of average loans, as compared to $274 thousand, or 0.25% of average loans, in the same period of 2016. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Capital Ratios

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

At March 31, 2017, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The following ratios existed at March 31, 2017 for the Bank: Tier 1 leverage ratio of 9.73%, Tier 1 risk based capital ratio of 14.94%, Total risk based capital ratio of 16.19%, and Common Equity Tier 1 ratio of 14.94%. The ratios were as follows at December 31, 2016: Tier 1 leverage ratio of 9.93%, Tier 1 risk based capital ratio of 15.39%, Total risk based capital ratio of 16.64%, and Common Equity Tier 1 ratio of 15.39%.

The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Company and Bank are now subject to a Common Equity Tier 1 ratio set out above.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $5.3 million existed at March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, we had a valuation allowance of $5.3 million. As of March 31, 2017, the Company had $18.5 million of net operating loss carryforwards which will expire in 2031 thru 2037. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Table Of Contents	29

Capital Resources

Our total capital at the end of the first quarter 2017 was $47.1 million compared to $46.9 million at December 31, 2016. The increase was $175 thousand, or 0.37%. The Bank was well capitalized as of March 31, 2017, as defined by the regulatory capital guidelines. New Peoples equity as a percentage of total assets was 7.27% at March 31, 2017 compared to 7.40% at December 31, 2016. The tangible book value per common share was $2.02 at March 31, 2017 compared to $2.01 at December 31, 2016.

Total assets increased during the first quarter of 2017 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our current capital levels will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $102.3 million at March 31, 2017, an increase from $94.2 million at December 31, 2016. A surplus of short-term assets are maintained at levels management deems adequate to meet potential liquidity needs during 2017.

At March 31, 2017, all of our investments are classified as available-for-sale. These investments provide an additional source of liquidity in the amount of $62.6 million, which is net of the $9.4 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Total investments increased $2.0 million, or 2.86%, to $72.0 million at March 31, 2017 from $70.0 million at December 31, 2016. An $89 thousand increase in the fair market value of the investment portfolio during the 1st quarter of 2017 resulted in a net unrealized loss of $602 thousand at March 31, 2017 compared to the net unrealized loss of $691 thousand at December 31, 2016.

Our loan to deposit ratio was 83.19% at March 31, 2017 and 84.52% at December 31, 2016. We anticipate this ratio to remain at or below 85% in the near future.

Available third-party sources of liquidity at March 31, 2017 include the following: a line of credit with the Federal Home Loan Bank of Atlanta, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. In May 2015, we received notification that a $3.0 million unsecured federal funds line of credit facility with a correspondent bank had been reinstated. In February 2016, we received notification that this facility had been increased to $5.0 million. In March 2016, we received notification that another correspondent bank had reinstated an unsecured federal funds line of credit facility in the amount of $5.0 million. As a result we had the ability to borrow $10.0 million in unsecured federal funds as of March 31, 2017, which gives us an additional source of liquidity.

Table Of Contents	30

At March 31, 2017, we had borrowings from the Federal Home Loan Bank (“FHLB”) totaling $8.5 million as compared to $13.8 million at December 31, 2016. The decrease of $5.3 million was due to a $5.0 million borrowing that matured in March 2017 and $300 thousand in regularly scheduled principal payments on the other borrowings. None of the FHLB advances are overnight borrowings and therefore none of the advances is subject to daily interest rate changes. At March 31, 2017, $1.5 million of these borrowings had fixed interest rates with an average yield of 4.07%, and a maturity date in 2018. In June 2016 the Bank borrowed $2.0 million with a maturity date in the year 2019 and $5.0 million with a maturity date in the year 2021. Both borrowings have fixed interest rates and interest is payable monthly, with an interest rate of 0.99% on the $2.0 million borrowing and an interest rate of 1.38% on the $5.0 million borrowing.

We also used our line of credit with the FHLB to issue a letter of credit for $7.0 million in 2013 and letters of credit totaling $5.0 million in 2015 to the Treasury Board of Virginia for collateral on public funds. An additional $130.9 million was available on March 31, 2017 on the $151.4 million line of credit, which is secured by a blanket lien on our residential real estate loans.

We have access to the brokered deposits market. Currently we have $2.7 million in 10-year term time deposits comprised of $3 thousand incremental deposits which yield an interest rate of 4.10%. With the exception of Certificate of Deposit Registry Service (“CDARS”) time deposits, we have no other brokered deposits. In February 2016, our ability to participate in CDARS one way buys was reinstated. As of March 31, 2017 we had $1.6 million in CDARS one way buys outstanding.

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

The bank holding company has $651 thousand in cash on deposit at the Bank as of March 31, 2017. These funds will be used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed. The Company is making quarterly interest payments on the trust preferred securities.

During the capital raise in 2012, common stock warrants were issued to investors. The warrants are immediately exercisable through December 2017 at a price of $1.75 per share. 1,000 warrants were exercised during the first three months of 2017 and the number of warrants outstanding at March 31, 2017 was 880,978. If these warrants are exercised, additional funds will be received by the Company, which provides potentially up to $1.5 million in additional liquidity and capital to the holding company.

Table Of Contents	31

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended March 31, 2017 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Table Of Contents	32

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings.

There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company, except for the following:

On June 24, 2015 New Peoples Bank filed an Amended Complaint in the Circuit Court of Russell County, Virginia against Arthur Wayne Bostic, Michael W. Bostic, Sr. and Jeffrey C. Bostic to enforce guarantees of loans made to Bostic Ford Sales, Inc. and seeking judgment against the guarantors for $1,427,709.76 with interest and legal fees. On July 24, 2015 Arthur Bostic filed a counterclaim against the Bank. On March 8, 2016 Michael Bostic, Sr., and Jeffrey Bostic filed their counterclaims against the Bank. The counterclaims assert lender liability theories of recovery and arise from the refusal of the Bank to continue to extend credit to Bostic Ford Sales, Inc. in 2008-2009. The defendants seek a judgment against the Bank of at least $3 million. On December 16, 2016 the Court entered an Order sustaining New Peoples’ demurrers to the counterclaims filed by all three defendants and providing the defendants an opportunity to amend their counterclaims. On December 23, 2016, the defendants filed amended counterclaims seeking a judgment against the Bank of at least $3 million. Following the entry of the Court’s Order on December 16, 2016, the parties began certain discussions to narrow the issues in dispute and facilitate settlement.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

See Index of Exhibits.

Table Of Contents	33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By: /s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer
Date: May 15, 2017

By: /s/ JOSEPH D. PENNINGTON
Joseph D. Pennington
Senior Vice President and Chief Financial Officer
Date: May 15, 2017

Table Of Contents	34

Index of Exhibits

No.	Description
2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
10.11*	Employment Agreement dated December 1, 2016 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2016).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

___________________

* Denotes management contract.

Table Of Contents	35