Form 10-Q
period 2017-06-30
NEW PEOPLES BANKSHARES INC
filed 2017-08-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 11, 2017
Common Stock, $2.00 par value	23,356,299

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information
Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2017	2016
Loans including fees	$11,779	$11,178
Interest-earning deposits with banks	92	44
Investments	731	827
Dividends on equity securities (restricted)	66	64
Total Interest and Dividend Income	12,668	12,113

INTEREST EXPENSE
Deposits
Demand	25	24
Savings	93	78
Time deposits below $100,000	624	535
Time deposits above $100,000	403	312
FHLB advances	84	64
Federal funds purchased	—	2
Trust preferred securities	283	245
Total Interest Expense	1,512	1,260

NET INTEREST INCOME	11,156	10,853

PROVISION FOR LOAN LOSSES	—	(500)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,156	11,353

NONINTEREST INCOME
Gain on sale and leaseback transactions	2,619	—
Service charges	1,721	1,072
Fees, commissions and other income	1,622	1,663
Insurance and investment fees	106	301
Net realized gains on sale of investment securities	—	240
Life insurance investment income	55	63
Total Noninterest Income	6,123	3,339

NONINTEREST EXPENSES
Salaries and employee benefits	6,722	6,549
Occupancy and equipment expense	2,261	1,921
Lease expense – operating leases	38	—
Advertising and public relations	174	233
Data processing and telecommunications	1,223	1,157
FDIC insurance premiums	212	270
Other real estate owned and repossessed vehicles, net	1,053	252
Other operating expenses	2,918	2,731
Total Noninterest Expenses	14,601	13,113

INCOME BEFORE INCOME TAXES	2,678	1,579

INCOME TAX BENEFIT	(14)	(1)

NET INCOME	$2,692	$1,580

Income Per Share
Basic	$0.12	$0.07
Fully Diluted	$0.12	$0.07

Average Weighted Shares of Common Stock
Basic	23,355,198	23,354,082
Fully Diluted	23,355,198	23,354,082

The accompanying notes are an integral part of this statement.

Table Of Contents	2

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2017	2016
Loans including fees	$6,115	$5,613
Interest-earning deposits with banks	49	23
Investments	381	363
Dividends on equity securities (restricted)	34	32
Total Interest and Dividend Income	6,579	6,031

INTEREST EXPENSE
Deposits
Demand	12	13
Savings	46	37
Time deposits below $100,000	335	270
Time deposits above $100,000	214	158
FHLB Advances	39	28
Trust Preferred Securities	142	123
Total Interest Expense	788	629

NET INTEREST INCOME	5,791	5,402

PROVISION FOR LOAN LOSSES	—	(500)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,791	5,902

NONINTEREST INCOME
Gain on sale and leaseback transactions	2,619	—
Service charges	888	584
Fees, commissions and other income	820	858
Insurance and investment fees	54	143
Net realized gains on sale of investment securities	—	135
Life insurance investment income	28	33
Total Noninterest Income	4,409	1,753

NONINTEREST EXPENSES
Salaries and employee benefits	3,341	3,339
Occupancy and equipment expense	1,134	1,068
Lease expense – operating leases	38	—
Advertising and public relations	81	129
Data processing and telecommunications	670	576
FDIC insurance premiums	110	136
Other real estate owned and repossessed vehicles, net	753	89
Other operating expenses	1,496	1,439
Total Noninterest Expenses	7,623	6,776

INCOME BEFORE INCOME TAXES	2,577	879

INCOME TAX BENEFIT	—	(3)

NET INCOME	$2,577	$882

Income Per Share
Basic	$0.11	$0.04
Fully Diluted	$0.11	$0.04

Weighted Average Shares of Common Stock
Basic	23,355,503	23,354,082
Fully Diluted	23,355,503	23,354,082

The accompanying notes are an integral part of this statement.

Table Of Contents	3

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

NET INCOME	$2,577	$882	$2,692	$1,580

Other comprehensive income:
Investment Securities Activity
Unrealized gains arising during the period	518	694	607	1,479
Tax related to unrealized gains	(176)	(236)	(206)	(503)
Reclassification of realized gains during the period	—	(135)	—	(240)
Tax related to realized gains	—	46	—	82
TOTAL OTHER COMPREHENSIVE INCOME	342	369	401	818
TOTAL COMPREHENSIVE INCOME	$2,919	$1,251	$3,093	$2,398

The accompanying notes are an integral part of this statement.

Table Of Contents	4

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)

Cash and due from banks	$18,637	$18,500
Interest-bearing deposits with banks	18,327	16,816
Federal funds sold	16	132
Total Cash and Cash Equivalents	36,980	35,448

Investment securities available-for-sale	75,795	70,011

Loans receivable	488,764	468,629
Allowance for loan losses	(6,307)	(6,072)
Net Loans	482,457	462,557

Bank premises and equipment, net	26,666	29,985
Equity securities (restricted)	2,570	2,802
Other real estate owned	7,248	10,655
Accrued interest receivable	1,780	1,848
Life insurance investments	12,329	12,274
Deferred taxes, net	5,079	5,285
Right-of-use assets – operating leases	5,321	—
Other assets	3,536	3,470

Total Assets	$659,761	$634,335

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$156,802	$151,914
Interest-bearing	32,537	40,213
Savings deposits	119,411	114,492
Time deposits	267,596	247,819
Total Deposits	576,346	554,438

Federal Home Loan Bank advances	8,158	13,758
Lease liabilities – operating leases	5,321	—
Accrued interest payable	359	331
Accrued expenses and other liabilities	3,068	2,395
Trust preferred securities	16,496	16,496

Total Liabilities	609,748	587,418

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 23,356,299 and 23,354,457 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	46,713	46,709
Common stock warrants	762	764
Additional paid-in-capital	13,966	13,965
Retained deficit	(11,373)	(14,065)
Accumulated other comprehensive loss	(55)	(456)

Total Stockholders’ Equity	50,013	46,917

Total Liabilities and Stockholders’ Equity	$659,761	$634,335

The accompanying notes are an integral part of this statement.

Table Of Contents	5

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2015	23,354	$46,708	$764	$13,965	$(15,023)	$(327)	$46,087

Net income	—	—	—	—	1,580	—	1,580

Other comprehensive income, net of tax	—	—	—	—	—	818	818
Balance, June 30, 2016	23,354	$46,708	$764	$13,965	$(13,443)	$491	$48,485

Balance, December 31, 2016	23,354	$46,709	$764	$13,965	$(14,065)	$(456)	$46,917

Net income	—	—	—	—	2,692	—	2,692

Exercise of common stock warrants	2	4	(2)	1	—	—	3

Other comprehensive income, net of tax	—	—	—	—	—	401	401
Balance, June 30, 2017	23,356	$46,713	$762	$13,966	$(11,373)	$(55)	$50,013

The accompanying notes are an integral part of this statement.

Table Of Contents	6

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN THOUSANDS)

(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,692	$1,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,279	1,175
Provision for loan losses	—	(500)
Income on life insurance	(55)	(63)
Gain on sale of securities available-for-sale	—	(240)
Gain on sale and leaseback transactions	(2,619)	—
Gain on sale of premises and equipment	(2)	—
(Gain) loss on sale of foreclosed assets	4	(185)
Adjustment of carrying value of foreclosed real estate	590	(28)
Accretion of bond premiums/discounts	398	482
Deferred tax benefit	—	(70)
Net change in:
Interest receivable	68	(70)
Other assets	(66)	(1,476)
Accrued interest payable	28	4
Accrued expenses and other liabilities	629	546
Net Cash Provided by Operating Activities	2,946	1,155

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(15,944)	(21,383)
Purchase of securities available-for-sale	(13,032)	(7,631)
Proceeds from sales and maturities of securities available-for-sale	7,457	33,644
Net sale (purchase) of equity securities (restricted)	232	(172)
Payments for the purchase of premises and equipment	(1,446)	(4,130)
Proceeds from sales and leaseback transactions	1,042	—
Proceeds from sale of premises and equipment	5	—
Proceeds from sales of other real estate owned	3,961	947
Net Cash Provided by (Used In) Investing Activities	(17,725)	1,275

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of common stock warrants	3	—
Net increase (decrease) in Federal Home Loan Bank advances	(5,600)	6,400
Net change in:
Demand deposits	(2,788)	11,484
Savings deposits	4,919	(9,039)
Time deposits	19,777	(5,380)
Net Cash Provided by Financing Activities	16,311	3,465

Net increase in cash and cash equivalents	1,532	5,895
Cash and Cash Equivalents, Beginning of Period	35,448	26,338
Cash and Cash Equivalents, End of Period	$36,980	$32,233

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,484	$1,256
Taxes	$—	$70

Supplemental Disclosure of Non Cash Transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,321	$—
Loan made to finance sale of premises and equipment	$4,935	$—
Other real estate acquired in settlement of foreclosed loans	$2,071	$3,098
Loans made to finance sale of foreclosed real estate	$1,092	$503
Transfer of premises and equipment to other real estate	$125	$—
Transfer of other real estate to premises and equipment	$—	$125
Change in unrealized gains (losses) on securities available-for-sale	$607	$1,239

The accompanying notes are an integral part of this statement.

Table Of Contents	7

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (“The Company”) is a financial holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (“Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state-chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly-owned subsidiaries; NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing additional trust preferred securities. NPB Financial Services, Inc. was a subsidiary of the Company until January 1, 2009 when it became a subsidiary of the Bank. In June 2012 the name of NPB Financial Services, Inc. was changed to NPB Insurance Services, Inc. which operates solely as an insurance agency. On March 4, 2016 the Federal Reserve Bank of Richmond approved the Company’s election to become a financial holding company. In July 2016, the Bank and its wholly-owned subsidiary NPB Insurance Services, Inc. announced by press release its teaming up with The Hilb Group of Virginia dba CSE Insurance Services, a division of the Hilb Group, LLC (“CSE”), located in Abingdon, Virginia, to provide insurance services for its current and future customers. Effective July 1, 2016, NPB Insurance Services, Inc. sold its existing book of business to CSE. These customers are now serviced by CSE and the Bank refers future insurance needs of its bank customers to CSE. On June 7, 2017, NPB Insurance Services, Inc. purchased a 39% membership interest in Lonesome Pine Title Agency, LLC, which provides title insurance. Another member of the agency is a related party to the Company.

NOTE 2 ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2017 and December 31, 2016, and the results of operations for the three and six month periods ended June 30, 2017 and 2016. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six month periods ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year.

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

Table Of Contents	8

NOTE 3 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued related to outstanding common stock warrants are determined by the Treasury method. For the three and six months ended June 30, 2017 and 2016, potential common shares of 880,136 and 882,353, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income	$2,577	$882	$2,692	$1,580
Weighted average shares outstanding	23,355,503	23,354,082	23,355,198	23,354,082
Dilutive shares for stock options and warrants	—	—	—	—
Weighted average dilutive shares outstanding	23,355,503	23,354,082	23,355,198	23,354,082

Basic and diluted income per share	$0.11	$0.04	$0.12	$0.07

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined), and Common Equity Tier 1 capital (as defined) to risk-weighted assets (as defined). As of June 30, 2017, the Bank meets all capital adequacy requirements to which it is subject.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2017 and December 31, 2016, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

Table Of Contents	9

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	$69,284	16.22%	$34,162	8.0%	$42,702	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,934	14.97%	25,621	6.0%	34,162	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	63,934	9.86%	25,929	4.0%	32,411	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,934	14.97%	19,216	4.5%	27,756	6.5%

December 31, 2016:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	$67,549	16.64%	$32,476	8.0%	$40,595	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	62,462	15.39%	24,357	6.0%	32,476	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	62,462	9.93%	25,149	4.0%	31,436	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	62,462	15.39%	18,268	4.5%	26,386	6.5%

As of June 30, 2017, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer is 1.25% as of June 30, 2017 and the Bank met that requirement with a buffer of 8.22%. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.50%. Banks will be required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments.

Table Of Contents	10

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
June 30, 2017
U.S. Government Agencies	$26,789	$182	$126	$26,845
Taxable municipals	2,325	14	24	2,315
Corporate bonds	4,860	230	—	5,090
Mortgage backed securities	41,905	43	403	41,545
Total Securities AFS	$75,879	$469	$553	$75,795

December 31, 2016
U.S. Government Agencies	$24,821	$80	$269	$24,632
Taxable municipals	2,340	2	50	2,292
Corporate bonds	3,600	149	—	3,749
Mortgage backed securities	39,941	25	628	39,338
Total Securities AFS	$70,702	$256	$947	$70,011

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
U.S. Government Agencies	$9,829	$117	$1,496	$9	$11,325	$126
Taxable municipals	779	24	—	—	779	24
Corporate bonds	—	—	—	—	—	—
Mtg. backed securities	26,676	278	7,031	125	33,707	403
Total Securities AFS	$37,284	$419	$8,527	$134	$45,811	$553

December 31, 2016
U.S. Government Agencies	$12,081	$250	$2,449	$19	$14,530	$269
Taxable municipals	1,561	50	—	—	1,561	50
Corporate bonds	500	—	—	—	500	—
Mtg. backed securities	28,680	543	4,655	85	33,335	628
Total Securities AFS	$42,822	$843	$7,104	$104	$49,926	$947

Table Of Contents	11

At June 30, 2017, the available-for-sale portfolio included 99 investments for which the fair market value was less than amortized cost. At December 31, 2016, the available-for-sale portfolio included 107 investments for which the fair market value was less than amortized cost. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had an other-than-temporary impairment.

Investment securities with a carrying value of $10.7 million and $11.3 million at June 30, 2017 and December 31, 2016, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

There were no sales of investment securities during the six months ended June 30, 2017. Gross proceeds on the sale of investment securities were $24.8 million for the six months ended June 30, 2016. Gross realized gains and losses pertaining to the sale of investment securities available for sale are detailed as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars are in thousands)	2017	2016	2017	2016
Gross gains realized	$—	$156	$—	$275
Gross losses realized	—	(21)	—	(35)
Net realized gains	$—	$135	$—	$240

The amortized cost and fair value of investment securities at June 30, 2017, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	4,101	4,099	2.00%
Due after five years through ten years	16,608	16,788	2.86%
Due after ten years	55,170	54,908	2.09%
Total	$75,879	$75,795	2.25%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million and $2.8 million as of June 30, 2017 and December 31, 2016, respectively.

Table Of Contents	12

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	June 30, 2017	December 31, 2016
Real estate secured:
Commercial	$109,467	$103,331
Construction and land development	29,081	25,755
Residential 1-4 family	253,068	249,700
Multifamily	14,587	12,582
Farmland	24,303	24,948
Total real estate loans	430,506	416,316
Commercial	31,698	26,955
Agriculture	3,683	3,164
Consumer installment loans	22,173	22,188
All other loans	704	6
Total loans	$488,764	$468,629

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	June 30, 2017	December 31, 2016
Real estate secured:
Commercial	$2,084	$3,403
Construction and land development	289	319
Residential 1-4 family	7,200	8,355
Multifamily	158	166
Farmland	838	1,003
Total real estate loans	10,569	13,246
Agriculture	3	83
Consumer installment loans	36	76
Total loans receivable on nonaccrual status	$10,608	$13,405

Total interest income not recognized on nonaccrual loans for the six months ended June 30, 2017 and 2016 was $280 thousand and $158 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of June 30, 2017 and December 31, 2016:

Table Of Contents	13

As of June 30, 2017 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$3,017	$3,108	$—
Construction and land development	—	—	—
Residential 1-4 family	3,852	4,152	—
Multifamily	289	330	—
Farmland	884	1,261	—
Commercial	—	—	—
Agriculture	18	18	—
Consumer installment loans	9	9	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	709	800	99
Construction and land development	215	454	81
Residential 1-4 family	569	596	108
Multifamily	1,331	1,399	216
Farmland	902	918	328
Commercial	497	497	182
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$12,292	$13,542	$1,014

As of December 31, 2016 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$3,636	$4,055	$—
Construction and land development	5	5	—
Residential 1-4 family	3,861	4,182	—
Multifamily	301	342	—
Farmland	3,895	4,601	—
Commercial	—	—	—
Agriculture	19	19	—
Consumer installment loans	26	43	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,191	1,270	65
Construction and land development	240	469	106
Residential 1-4 family	555	565	56
Multifamily	—	—	—
Farmland	591	602	299
Commercial	67	67	18
Agriculture	5	5	5
Consumer installment loans	9	9	3
All other loans	—	—	—
Total	$14,401	$16,234	$552

Table Of Contents	14

The following table presents information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Six Months Ended
	June 30, 2017		June 30, 2016
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$3,136	$64	$4,451	$73
Construction and land development	3	—	116	—
Residential 1-4 family	3,831	102	3,758	103
Multifamily	440	11	282	11
Farmland	2,884	26	4,162	102
Commercial	—	—	—	—
Agriculture	19	1	33	2
Consumer installment loans	15	—	32	2
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	837	6	1,522	—
Construction and land development	228	—	277	—
Residential 1-4 family	657	9	1,037	11
Multifamily	444	32	133	4
Farmland	694	16	595	12
Commercial	210	16	72	2
Agriculture	2	—	139	(2)
Consumer installment loans	3	—	22	—
All other loans	—	—	—	—
Total	$13,403	$283	$16,631	$320

Table Of Contents	15

	Three Months Ended
	June 30, 2017		June 30, 2016
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$2,886	$39	$4,571	$38
Construction and land development	2	—	169	1
Residential 1-4 family	3,817	53	4,118	52
Multifamily	510	(1)	208	9
Farmland	2,378	141	4,252	51
Commercial	—	—	—	—
Agriculture	19	1	31	1
Consumer installment loans	9	—	43	1
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	660	4	1,031	—
Construction and land development	222	—	271	—
Residential 1-4 family	708	—	595	6
Multifamily	666	32	199	2
Farmland	746	11	512	6
Commercial	282	16	73	1
Agriculture	1	—	200	—
Consumer installment loans	—	—	11	—
All other loans	—	—	—	—
Total	$12,906	$296	$16,284	$168

An age analysis of past due loans receivable is below. At June 30, 2017 and December 31, 2016, there were no loans over 90 days past due that were accruing.

Table Of Contents	16

As of June 30, 2017 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$3,251	$245	$—	$3,496	$105,971	$109,467
Construction and land development	367	—	43	410	28,671	29,081
Residential 1-4 family	2,335	1,151	1,483	4,969	248,099	253,068
Multifamily	98	—	—	98	14,489	14,587
Farmland	288	256	308	852	23,451	24,303
Total real estate loans	6,339	1,652	1,834	9,825	420,681	430,506
Commercial	4	—	—	4	31,694	31,698
Agriculture	—	—	—	—	3,683	3,683
Consumer installment Loans	116	10	7	133	22,040	22,173
All other loans	—	—	—	—	704	704
Total loans	$6,459	$1,662	$1,841	$9,962	$478,802	$488,764

As of December 31, 2016 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$1,676	$307	$1,083	$3,066	$100,265	$103,331
Construction and land development	103	17	44	164	25,591	25,755
Residential 1-4 family	4,237	1,547	2,233	8,017	241,683	249,700
Multifamily	1,367	—	—	1,367	11,215	12,582
Farmland	2,987	—	—	2,987	21,961	24,948
Total real estate loans	10,370	1,871	3,360	15,601	400,715	416,316
Commercial	20	—	—	20	26,935	26,955
Agriculture	19	—	78	97	3,067	3,164
Consumer installment Loans	110	15	36	161	22,027	22,188
All other loans	—	—	—	—	6	6
Total loans	$10,519	$1,886	$3,474	$15,879	$452,750	$468,629

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

Table Of Contents	17

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of June 30, 2017 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$100,308	$6,444	$2,715	$109,467
Construction and land development	27,813	980	288	29,081
Residential 1-4 family	242,884	1,994	8,190	253,068
Multifamily	12,902	—	1,685	14,587
Farmland	20,282	2,256	1,765	24,303
Total real estate loans	404,189	11,674	14,643	430,506
Commercial	30,942	260	496	31,698
Agriculture	3,652	28	3	3,683
Consumer installment loans	22,125	3	45	22,173
All other loans	704	—	—	704
Total	$461,612	$11,965	$15,187	$488,764

As of December 31, 2016 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$92,562	$6,922	$3,847	$103,331
Construction and land development	23,905	1,531	319	25,755
Residential 1-4 family	238,400	2,117	9,183	249,700
Multifamily	10,848	1,367	367	12,582
Farmland	19,070	1,545	4,333	24,948
Total real estate loans	384,785	13,482	18,049	416,316
Commercial	26,197	691	67	26,955
Agriculture	3,076	—	88	3,164
Consumer installment loans	22,086	—	102	22,188
All other loans	6	—	—	6
Total	$436,150	$14,173	18,306	$468,629

Table Of Contents	18

NOTE 7   ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended June 30, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of June 30, 2017 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,625	$(81)	$190	$(173)	$1,561
Construction and land development	346	—	—	(42)	304
Residential 1-4 family	2,376	(267)	33	138	2,280
Multifamily	241	—	—	221	462
Farmland	428	—	356	(249)	535
Total real estate loans	5,016	(348)	579	(105)	5,142
Commercial	163	(11)	130	109	391
Agriculture	31	—	3	(9)	25
Consumer installment loans	123	(133)	15	160	165
All other loans	—	—	—	5	5
Unallocated	739	—	—	(160)	579
Total	$6,072	$(492)	$727	$—	$6,307

	Allowance for Loan Losses			Recorded Investment in Loans
As of June 30, 2017 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$99	$1,462	$1,561	$3,726	$105,741	$109,467
Construction and land development	81	223	304	215	28,866	29,081
Residential 1-4 family	108	2,172	2,280	4,421	248,647	253,068
Multifamily	216	246	462	1,620	12,967	14,587
Farmland	328	207	535	1,786	22,517	24,303
Total real estate loans	832	4,310	5,142	11,768	418,738	430,506
Commercial	182	209	391	497	31,201	31,698
Agriculture	—	25	25	18	3,665	3,683
Consumer installment loans	—	165	165	9	22,164	22,173
All other loans	—	5	5	—	704	704
Unallocated	—	579	579	—	—	—
Total	$1,014	$5,293	$6,307	$12,292	$476,472	$488,764

Table Of Contents	19

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2016 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$2,384	$(557)	$220	$(422)	$1,625
Construction and land development	332	(5)	26	(7)	346
Residential 1-4 family	2,437	(720)	87	572	2,376
Multifamily	232	(18)	—	27	241
Farmland	675	(2)	103	(348)	428
Total real estate loans	6,060	(1,302)	436	(178)	5,016
Commercial	266	(65)	62	(100)	163
Agriculture	124	—	7	(100)	31
Consumer installment loans	128	(83)	24	54	123
All other loans	1	—	—	(1)	—
Unallocated	914	—	—	(175)	739
Total	$7,493	$(1,450)	$529	$(500)	$6,072

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2016 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$65	$1,560	$1,625	$4,827	$98,504	$103,331
Construction and land development	106	240	346	245	25,510	25,755
Residential 1-4 family	56	2,320	2,376	4,416	245,284	249,700
Multifamily	—	241	241	301	12,281	12,582
Farmland	299	129	428	4,486	20,462	24,948
Total real estate loans	526	4,490	5,016	14,275	402,041	416,316
Commercial	18	145	163	67	26,888	26,955
Agriculture	5	26	31	24	3,140	3,164
Consumer installment loans	3	120	123	35	22,153	22,188
All other loans	—	—	—	—	6	6
Unallocated	—	739	739	—	—	—
Total	$552	$5,520	6,072	$14,401	$454,228	$468,629

Table Of Contents	20

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

NOTE 8   TROUBLED DEBT RESTRUCTURINGS:

At June 30, 2017 there were $7.4 million in loans that are classified as troubled debt restructurings compared to $9.6 million at December 31, 2016. The following table presents information related to loans modified as troubled debt restructurings during the six and three months ended June 30, 2017 and 2016.

	For the six months ended June 30, 2017			For the six months ended June 30, 2016
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	1	$341	$339
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	1	291	291
Total real estate loans	—	—	—	2	632	630
Commercial	1	443	443	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	1	$443	$443	2	$632	$630

	For the three months ended June 30, 2017			For the three months ended June 30, 2016
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	1	291	291
Total real estate loans	—	—	—	1	291	291
Commercial	1	443	443	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	1	$443	$443	1	$291	$291

Table Of Contents	21

During the six and three months ended June 30, 2017, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on this loan; however, the payment terms and maturity date were changed.

During the six months ended June 30, 2016, the Company modified the terms of two loans for which the modification was considered to be a troubled debt restructuring. On one loan, the interest rate and maturity date were not modified; however, the payment terms were changed. On one loan, the interest rate was lowered and the payment terms and maturity date were changed.

During the three months ended June 30, 2016, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate was lowered and the payment terms and maturity date were changed.

No loans modified as troubled debt restructurings defaulted during the six months ended June 30, 2017. There was one commercial real estate loan with a recorded investment of $308 thousand that had been modified as a troubled debt restructuring that defaulted during the six months ended June 30, 2016, which was within twelve months of the loan’s modification date.

There were no loans modified as troubled debt restructurings that defaulted during the three months ended June 30, 2017 and 2016, which were within twelve months of their modification date. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9   OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the six months ended June 30, 2017 and the year ended December 31, 2016:

(Dollars are in thousands)	June 30, 2017	December 31, 2016
Balance, beginning of period	$10,655	$12,398
Additions	2,071	4,577
Purchases of/improvements to other real estate owned	—	48
Transfers of premises and equipment to other real estate owned	125	—
Transfers of other real estate owned to premises and equipment	—	(125)
Proceeds from sales of other real estate owned	(3,961)	(4,232)
Loans made to finance sales of other real estate owned	(1,092)	(818)
Adjustment of carrying value	(590)	(1,414)
Deferred gain from sales	44	—
Gain (loss) from sales	(4)	221
Balance, end of period	$7,248	$10,655

Table Of Contents	22

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

Investment Securities Available-for-Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $75.8 million and $70.0 million at June 30, 2017 and December 31, 2016, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired a specific reserve may be established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines whether or not the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or whether or not an appraised value does not include estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets. The aggregate carrying amounts of impaired loans carried at fair value were $11.3 million and $13.8 million at June 30, 2017 and December 31, 2016, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Foreclosed assets are carried at the lower of the carrying value or fair value.  Fair value is based upon independent observable market prices or appraised values of the collateral with a third party less an estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral if further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $7.2 million and $10.7 million at June 30, 2017 and December 31, 2016, respectively.

Table Of Contents	23

Assets and liabilities measured at fair value are as follows as of June 30, 2017 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available-for-sale investments
U.S. Government Agencies	$—	$26,845	$—
Taxable municipals	—	2,315	—
Corporate bonds	—	5,090	—
Mortgage backed securities	—	41,545	—

(On a non-recurring basis)
Other real estate owned	—	—	7,248
Impaired loans:
Real estate secured:
Commercial	—	—	3,627
Construction and land development	—	—	134
Residential 1-4 family	—	—	4,313
Multifamily	—	—	1,404
Farmland	—	—	1,458
Commercial	—	—	315
Agriculture	—	—	18
Consumer installment loans	—	—	9
All other loans	—	—	—
Total	$—	$75,795	$18,526

Assets and liabilities measured at fair value are as follows as of December 31, 2016 (for purpose of this table the impaired loans are shown net of the related allowance):

Table Of Contents	24

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available-for-sale investments
U.S. Government Agencies	$—	$24,632	$—
Taxable municipals	—	2,292	—
Corporate bonds	—	3,749	—
Mortgage backed securities	—	39,338	—

(On a non-recurring basis)
Other real estate owned	—	—	10,655
Impaired loans:
Real estate secured:
Commercial	—	—	4,762
Construction and land development	—	—	139
Residential 1-4 family	—	—	4,360
Multifamily	—	—	301
Farmland	—	—	4,187
Commercial	—	—	49
Agriculture	—	—	19
Consumer installment loans	—	—	32
All other loans	—	—	—
Total	$—	$70,011	$24,504

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

Table Of Contents	25

(Dollars in thousands)	Fair Value at June 30, 2017	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$11,278	$13,849	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$7,248	$10,655	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments as of June 30, 2017 and December 31, 2016.

Table Of Contents	26

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

June 30, 2017
Financial Instruments – Assets
Net Loans	$482,457	$485,235	$—	$473,957	$11,278

Financial Instruments – Liabilities
Time Deposits	267,596	267,293	—	267,293	—
FHLB Advances	8,158	8,356	—	8,356	—

December 31, 2016
Financial Instruments – Assets
Net Loans	$462,557	$467,707	$—	$453,858	$13,849

Financial Instruments – Liabilities
Time Deposits	247,819	247,258	—	247,258	—
FHLB Advances	13,758	13,993	—	13,993	—

NOTE 11 SALE AND LEASEBACK TRANSACTIONS:

On May 31, 2017 the Bank, the wholly-owned subsidiary of the Company, sold four (4) of its properties, one each located in Abingdon, Bristol, Gate City and Castlewood, Virginia to NPB Good Steward Properties, LLC (“Good Steward”) for a total purchase price of $6.2 million. Good Steward is not an affiliate of the Company or the Bank. After selling expenses of $192 thousand, the net proceeds on the transactions were $6.0 million. The sales prices for the properties were based on outside appraisals obtained by the Bank. The Bank provided $4.9 million of financing to Good Steward for this transaction for a term of 10 years.

In connection with the sale of the four properties, the Bank on May 31, 2017 entered into commercial lease agreements with Good Steward for the properties (the “Leases”), which will allow the Bank to continue to service customers from these locations. The Leases, which commenced on June 1, 2017, provide the Bank with use of the properties for an initial term of fifteen (15) years.  Base rent payments for years 1 through 5 of the Leases are approximately $417 thousand a year.  The base rent payments will increase by 8% for years 6 thru 10 of the Leases and then by another 8% for years 11 thru 15 of the Leases.  The Bank has the option to renew the Leases five (5) times and each renewal would be for a term of five (5) years.  The base rent for the renewals would be negotiated at the time the renewal option is exercised by the Bank. While the cash lease payments are currently $417 thousand a year, the Company is required to straight-line the expense over the initial term of fifteen (15) years. As a result, the annual lease expense will be approximately $451 thousand.

Table Of Contents	27

In anticipation of this transaction the Company adopted ASU No. 2016-02 Leases (Topic 842) early. This ASU revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. As a result of this transaction the Company recognized right-to-use assets – operating leases of approximately $5.3 million, along with corresponding lease liabilities of approximately $5.3 million. The $5.3 million was determined by calculating the present value of the annual cash lease payments using a discount rate of 3.25%. The 3.25% discount rate was determined to be our fifteen (15) year incremental borrowing rate as of May 31, 2017.

As a result of the sale and the determination that the corresponding leases were operating leases, the Company recognized a gain of $2.6 million on the sale and leaseback transactions. The Bank and its parent, New Peoples Bankshares, Inc. and affiliates have no relationship with Good Steward other than those discussed above.

The Company’s operating lease cost for the three and six months ended June 30, 2017 as a result of the transactions discussed above was approximately $38 thousand. All other operating leases the Company has were evaluated and determined that they are immaterial to the financial statements.

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

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As discussed in Note 11, the Company early adopted ASU No. 2016-02 Leases (Topic 842).

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

Table Of Contents	28

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

In February 2017, the FASB amended the Other Income Topic of the ASC to clarify the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Table Of Contents	29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Table Of Contents	30

Overview

During 2017, Management’s focus has been on reducing nonperforming assets and growing the core business of the Bank. We believe significant progress is being made on both fronts. Although both initiatives result in higher expenses in the short term, longer-term we anticipate net income to be comparable to peer banks our size. Expenses to resolve problem assets remain high but our nonperforming assets have decreased to the lowest levels that they have been for many years. In the past couple of years, we have begun growing the Bank’s loans and deposits again, our core earnings base. We currently are fine tuning our processes to substantially improve efficiency in the core operations of the Bank and we are preparing the Company for the future trends of the financial industry. We anticipate both a reduction in expenses and an increase in revenues in the upcoming years.

The Company had net income for the quarter ended June 30, 2017 of $2.6 million, or basic net income per share of $0.11, as compared to a net income of $882 thousand, or basic net income per share of $0.04, for the quarter ended June 30, 2016. This is an improvement of $1.7 million, or 192.18%. The improvement was mainly driven by the $2.6 million gain recognized on the sale and leaseback transactions the Company completed during the second quarter of 2017. The Company had net income for the six months ended June 30, 2017 of $2.7 million, or basic net income per share of $0.12, as compared to the six months ending June 30, 2016 whereby the Company had net income of $1.6 million, or $0.07 basic net income per share. This is an improvement of $1.1 million, or $0.05 per share.

Quarter-to-Date Results

Highlights from the second quarter of 2017 include:

●	$2.6 million gain recognized on the sale and leaseback transactions;

●	A $12.3 million, or 2.58%, increase in loans, during the quarter;

●	No provision for loan losses taken in the second quarter;

●	A decrease of $3.0 million, or 40.19%, in other real estate owned during the quarter;

●	An increase of $3.5 million, or 0.63%, in total deposits during the quarter;

●	A decrease of $1.4 million, or 8.26%, in substandard loans during the quarter;

●	A decrease of $1.7 million, or 14.99%, in total past due loans during the quarter; and,

●	Strong net interest margin of 4.04% for the quarter.

In the second quarter of 2017, our net interest margin was 4.04%, as compared to 3.94% for the same period in 2016, an improvement of 10 basis points. The Company’s primary source of income, net interest income, increased $389 thousand, or 7.20%, to $5.8 million for the second quarter of 2017 from $5.4 million for the same period in 2016. Loan interest income increased $502 thousand, or 8.94%, from $5.6 million for the second quarter of 2016 to $6.1 million for the second quarter of 2017. Investment interest income increased $18 thousand to $381 thousand for the second quarter of 2017 as compared to $363 thousand for the second quarter of 2016. Interest expense increased $159 thousand, or 25.28%, from $629 thousand for the quarter ended June 30, 2016 to $788 thousand for the same quarter of 2016 as a result of increases in our interest rates on time deposits.

Table Of Contents	31

No provision for loan losses was recorded during the second quarter of 2017 as compare to a negative provision of $500 thousand for the second quarter of 2016.

Noninterest income for the second quarter of 2017 was $4.4 million, which is an increase of $2.6 million when compared to the $1.8 million for the same period in 2016, or 151.51%. This increase was primarily due to the $2.6 million gain recognized on the sale and leaseback transactions completed during the quarter. We also experienced a $308 thousand increase in nonsufficient funds / overdraft fee income during the second quarter of 2017 when compared to the same period in 2016. The increase in nonsufficient funds / overdraft fee income was the result of the Optional Overdraft Protection Services we began offering to our deposit customers in June 2016. The increase in nonsufficient funds / overdraft fee income offsets the $135 thousand decrease in gains on the sale of investment securities and $89 thousand decrease in insurance and investment fees.

Noninterest expense increased $847 thousand, or 12.50%, to $7.6 million for the second quarter 2017 as compared to $6.8 million for the second quarter of 2016. Salaries and employee benefits were $3.3 million for the second quarter of 2017 and 2016, respectively.

Occupancy and equipment expenses increased $104 thousand from $1.1 million for the second of 2016 to $1.2 million for the second quarter of 2017. The increase in occupancy and equipment expenses was mainly due to the rollout of the ITMs during 2016 in our 19 offices and 4 other locations. The ITMs, a new, state-of-the-art technology which replaced the Bank’s ATMs, help provide additional convenience by providing teller services from 7 AM to 7 PM Monday thru Saturday. We anticipate the addition of the ITMs will create efficiencies going forward. Advertising expense decreased $48 thousand in the quarter-to-quarter comparison. Other real estate owned and repossessed asset expenses increased $664 thousand, or 746.07%, to $753 thousand for the second quarter of 2017 as compared to $89 thousand for the same period in 2016. Writedowns on other real estate owned were $415 thousand during the second quarter of 2017 as compared to no writedowns for the same period in 2016. During the second quarter of 2017 we had net losses on the sale of other real estate owned of $28 thousand as compared to net gains on the sale of other real estate owned of $170 thousand for the same period in 2016.

Our efficiency ratio, a non-GAAP measure which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 74.74% for the second quarter of 2017 as compared to 94.70% for the same period in 2016. Included in this calculation are the other real estate owned write-downs and the gain resulting from the sale-leaseback transaction which significantly impact the ratio.

Year-to-Date Results

Highlights from the first six months of 2017 include:

●	A reduction in nonaccrual loans of $2.8 million, or 20.87% during the first six months of 2017;

●	Net recoveries of $235 thousand for the six-months ended June 30, 2017, which is an improvement of $579 thousand, or 168.31%, versus net charges offs of $344 thousand reported for the six-months ended June 30, 2016;

●	$20.2 million, or 4.30% increase in loans during the first six months of 2017;

●	A decrease of $3.5 million, or 40.19%, in other real estate owned during the first six months of 2017;

●	The Bank is considered well-capitalized under regulatory standards, and,

●	Book value per share of $2.14 as of June 30, 2017.

Table Of Contents	32

Net interest income year-to-date for June 30, 2017 was $11.2 million, which was an increase of $303 thousand, or 2.79% when compared to the same period in 2016. Loan interest income for the first six months of 2017 increased $601 thousand, or 5.38%, from $11.2 million as of June 30, 2016 to $11.8 million as of June 30, 2017. Interest expense increased $252 thousand, or 20.00%, from $1.3 million for the first six months of 2016 to $1.5 million for the same period in 2017 as a result of increases in our interest rates on time deposits.

No provision for loan losses was recorded during the first half of 2017 as compared to the negative provision of $500 thousand that was recorded in the first half of 2016.

Year-to-date June 30, 2017, noninterest income increased to $6.1 million from $3.3 million in 2016. This was an increase of $2.8 million, or 83.38%. This increase was primarily due to the $2.6 million gain recognized on the sale and leaseback transactions completed during the second quarter of 2017. We also experienced a $661 thousand increase in nonsufficient funds / overdraft fee income during the first six months of 2017 when compared to the same period in 2016. The increase in nonsufficient funds / overdraft fee income was the result of the Optional Overdraft Protection Services we began offering to our deposit customers in June 2016. The increase in nonsufficient funds / overdraft fee income offsets the $240 thousand decrease in gains on the sale of investment securities and $195 thousand decrease in insurance and investment fees.

Noninterest expense increased $1.5 million, or 11.35%, for the first six months of 2017 from $13.1 million as of June 30, 2016 to $14.6 million as of June 30, 2017. The increase was largely due to expenses associated with other real estate owned and repossessed assets as well as the acquisition of the Interactive Teller Machines. For the six months ended June 30, 2017, salaries and employee benefits increased $173 thousand, or 2.64%, to $6.7 million as compared to $6.5 million for the same period in 2016. This increase was primarily the result of seasoned commercial bankers hired throughout 2016 as a part of our strategy to grow the loan portfolio, the opening of a loan production office in Jonesborough, Tennessee to expand our market presence in the Tri-Cities, Tennessee area, as well as staff added to operate the Interactive Teller Machines (“ITMs”) and provide digital banking services. Occupancy and equipment expenses increased $378 thousand from $1.9 million for the first six months of 2016 to $2.3 million for the first six months of 2017. The increase in occupancy and equipment expenses was mainly due to the rollout of the ITMs during 2016 in our 19 offices and 4 other locations. Advertising expense decreased $59 thousand compared to the first six months of 2016. Other real estate owned and repossessed asset expenses increased $801 thousand, or 317.86%, to $1.1 million for the first six months of 2017 as compared to $252 thousand for the same period in 2017. During the first six months of 2017 we had net losses on the sale of other real estate owned of $4 thousand as compared to a net gains on the sale of other real estate owned of $185 thousand for the same period in 2016. Writedowns on other real estate owned were $590 thousand for the first six months of 2017 as compared to writedowns of $24 thousand for the same period in 2016. These writedowns were primarily the result of price reductions and auctions that helped us in being successful in reducing our other real estate owned by $3.5 million during the first six months of 2017.

Balance Sheet

Total assets increased $25.5 million, or 4.01%, to $659.8 million at June 30, 2017 from $634.3 million at December 31, 2016. The main driver in the increase was an increase of $20.2 million in loans as a result of our efforts to conservatively grow the loan portfolio. $4.9 million of the $20.2 million increase was related to the loan provided in the financing of the sale and lease back transactions previously discussed in Note 11. Going forward, we anticipate total assets increasing due to our plan to conservatively and prudently grow the loan portfolio, as we accomplished in the first six months of 2017.

Table Of Contents	33

Total investments increased $5.8 million, or 8.26%, to $75.8 million at June 30, 2017 from $70.0 million at December 31, 2016. Interest bearing deposits with banks increased $1.5 million, or 8.99%, in the first six months of 2017 to $18.3 million from $16.8 million at December 31, 2016.

Total loans increased $20.2 million, or 4.30%, to $488.8 million at June 30, 2017 as compared to $468.6 million at December 31, 2016. We believe the focus on developing new and existing lending relationships should continue the pace of increasing total loans as experienced in the first six months of 2017, subject to the economy and heightened competition in our markets.

As discussed in Note 11, “Sale and Leaseback Transactions,” the Company recognized right-to-use assets – operating leases of approximately $5.3 million, along with corresponding lease liabilities of approximately $5.3 million.

Total deposits increased $21.9 million, or 3.95%, from $554.4 million at December 31, 2016 to $576.3 million at June 30, 2017 largely from an increase in time deposits. Noninterest-bearing demand deposits increased 3.22%, or $4.9 million, from $151.9 million at December 31, 2016 to $156.8 million at June 30, 2017. We experienced a decrease of $7.7 million, or 19.09%, in interest-bearing demand deposits during the first six months of 2017. The main reason for the decrease was due to one relationship that moved its funding out of its interest-bearing demand deposit product into certificate of deposit time deposits. We have experienced a $4.9 million, or 4.30%, increase in savings deposits. Time deposits increased by $19.8 million during the first six months of 2017. As previously discussed part of this increase was due to one relationship moving its funding from an interest-bearing demand deposit product into certificate of deposit time deposits. Also we obtained an additional $11.6 million of certificate of deposits funding with one relationship during the first six months of 2017. Due to competitive pressures, rising interest rates, and our need for funding, we expect to see an uptick on the interest we pay on time deposits in 2017. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Total borrowings decreased to $8.2 million at June 30, 2017, a decrease of $5.6 million from the $13.8 million outstanding balance at December 31, 2016. The decrease in advances from the Federal Home Loan Bank was due to a $5.0 million borrowing that matured in March 2017 and $600 thousand in regularly scheduled principal payments on the other borrowings.

Total equity at June 30, 2017 was $50.0 million. That represents an increase of $3.1 million, or 6.60%, when compared to the December 31, 2016 balance of $46.9 million. Net income of $2.7 million and the $401 thousand decrease in other comprehensive loss as a result of a decrease in net unrealized loss in the investment portfolio during the six months ended June 30, 2017 were the drivers of the increase in equity.

Asset Quality

We continue to make significant progress in reducing the levels of non-performing assets. Though asset quality is improving, the level of nonperforming assets remains elevated as we continue to work through foreclosed properties that are held over from the Great Recession and address nonaccrual loans. The ratio of nonperforming assets to total assets decreased to 2.71% at June 30, 2017 as compared to 3.79% at December 31, 2016. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $17.9 million at June 30, 2017 compared to $24.1 million at December 31, 2016. This is a decrease of $6.2 million, or 25.79%. The makeup of these assets is primarily loans secured by commercial real estate, residential mortgages and other real estate owned properties. We continue undertaking extensive and more aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets while being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets. Loans rated substandard decreased $3.1 million, or 17.04%, to $15.2 million at June 30, 2017 from $18.3 million at December 31, 2016 and delinquencies decreased in the first six months of 2017 as total past due loans decreased to $10.0 million at June 30, 2017 from $15.9 million at December 31, 2016, a decrease of $5.9 million, or 37.26%.

Table Of Contents	34

Other real estate owned (“OREO”) decreased $3.5 million, or 31.98%, to $7.2 million at June 30, 2017 from $10.7 million at December 31, 2016. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first six months of 2017, we acquired $2.1 million in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $5.1 million of our properties with losses of $4 thousand realized as a result of the sales. During the first six months of 2017, we were successful in liquidating several of our older properties and $2.1 million of OREO is under contract to sale as of early August 2017. In an effort to reduce our level of foreclosed properties, we have taken an aggressive approach toward liquidating properties by making pricing adjustments and holding auctions on several of our older properties. We expect to continue these efforts during 2017 which could result in additional losses, while reducing future carrying costs. We do have lease agreements on certain OREO properties which are generating rental income at market rates pending disposition. Rental income on OREO properties was $125 thousand for the first six months of 2017, an increase of $2 thousand, or 1.63%, when compared to the $123 thousand recognized in the first six months of 2016.

Our allowance for loan losses at June 30, 2017 was $6.3 million, or 1.29% of total loans as compared to $6.1 million, or 1.30% of total loans at December 31, 2016. Impaired loans decreased $2.1 million, or 14.64%, to $12.3 million with an estimated related allowance of $1.0 million for potential losses at June 30, 2017 as compared to $14.4 million in impaired loans with an estimated related allowance of $552 thousand at the end of 2016. No provision for loan losses was recorded during first six months of 2017 and a negative provision of $500 thousand was recorded during the first six months of 2016. In the first six months of 2017, net recoveries were $235 thousand, or 0.10% of average loans, as compared to $344 thousand, or 0.15% of average loans, in net charge offs for the same period of 2016. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Capital Ratios

The Company meets the eligibility criteria for a small bank holding company in the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and therefore, is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

At June 30, 2017, the Bank is considered well capitalized under the regulatory capital framework for prompt corrective action. The following ratios existed at June 30, 2017 for the Bank: Tier 1 leverage ratio of 9.86%, Tier 1 risk based capital ratio of 14.97%, Total risk based capital ratio of 16.22%, and Common Equity Tier 1 ratio of 14.97%. The ratios were as follows at December 31, 2016: Tier 1 leverage ratio of 9.93%, Tier 1 risk based capital ratio of 15.39%, Total risk based capital ratio of 16.64%, and Common Equity Tier 1 ratio of 15.39%.

The ratios mentioned above comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Company and Bank are now subject to a Common Equity Tier 1 ratio set out above.

Table Of Contents	35

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $5.1 million existed at June 30, 2017 as compared to a net deferred tax asset of $5.3 million at December 31, 2016. At June 30, 2017 we had a valuation allowance of $4.5 million as compared to a valuation allowance of $5.3 million at December 31, 2016. As of June 30, 2017, the Company had $18.4 million of net operating loss carryforwards which will expire in 2031 thru 2037. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Our total capital at the end of the second quarter 2017 was $50.0 million compared to $46.9 million at December 31, 2016. The increase was $3.1 million, or 6.60%. The Bank was considered well capitalized as of June 30, 2017, under the regulatory capital framework for prompt corrective action. New Peoples equity as a percentage of total assets was 7.58% at June 30, 2017 compared to 7.40% at December 31, 2016. The tangible book value per common share was $2.14 at June 30, 2017 compared to $2.01 at December 31, 2016.

Total assets increased during the first six months of 2017 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our current capital levels will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $102.1 million at June 30, 2017, an increase from $94.2 million at December 31, 2016. A surplus of short-term assets are maintained at levels management deems adequate to meet potential liquidity needs during 2017.

At June 30, 2017, all of our investments are classified as available-for-sale. These investments provide an additional source of liquidity in the amount of $65.1 million, which is net of the $10.7 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Total investments increased $5.8 million, or 8.26%, to $75.8 million at June 30, 2017 from $70.0 million at December 31, 2016. An $607 thousand increase in the fair market value of the investment portfolio during the first six months of 2017 resulted in a net unrealized loss of $84 thousand at June 30, 2017 compared to the net unrealized loss of $691 thousand at December 31, 2016.

Table Of Contents	36

Our loan to deposit ratio was 84.80% at June 30, 2017 and 84.52% at December 31, 2016. We anticipate this ratio to remain at or below 85% in the near future.

Available third-party sources of liquidity at June 30, 2017 include the following: a line of credit with the Federal Home Loan Bank of Atlanta, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We also had the ability to borrow $10.0 million in unsecured federal funds as of June 30, 2017, which gives us an additional source of liquidity.

At June 30, 2017, we had borrowings from the Federal Home Loan Bank (“FHLB”) totaling $8.2 million as compared to $13.8 million at December 31, 2016. The decrease of $5.6 million was due to a $5.0 million borrowing that matured in March 2017 and $600 thousand in regularly scheduled principal payments on the other borrowings. None of the FHLB advances are overnight borrowings and therefore none of the advances is subject to daily interest rate changes. At June 30, 2017, $1.2 million of these borrowings had fixed interest rates with an average rate of 4.07%, and a maturity date in 2018. In June 2016 the Bank borrowed $2.0 million with a maturity date in the year 2019 and $5.0 million with a maturity date in the year 2021. Both borrowings have fixed interest rates and interest is payable monthly, with an interest rate of 0.99% on the $2.0 million borrowing and an interest rate of 1.38% on the $5.0 million borrowing.

We have used our line of credit with the FHLB to issue a letters of credit for $19.0 million to the Treasury Board of Virginia as collateral on public deposits. An additional $117.7 million was available on June 30, 2017 on the $142.8 million line of credit, which is secured by a blanket lien on our residential real estate loans.

We have access to the brokered deposits market. Currently we have $2.7 million in 10-year term time deposits comprised of $3 thousand incremental deposits which yield an interest rate of 4.10%. With the exception of Certificate of Deposit Registry Service (“CDARS”) time deposits, we have no other brokered deposits. As of June 30, 2017 we had no CDARS one way buys outstanding.

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

The bank holding company has $460 thousand in cash on deposit at the Bank as of June 30, 2017. These funds will be used to pay operating expenses and trust preferred interest payments. The Company is making quarterly interest payments on the trust preferred securities.

Table Of Contents	37

During the capital raise in 2012, common stock warrants were issued to investors. The warrants are immediately exercisable through December 2017 at a price of $1.75 per share. 1,842 warrants were exercised during the first six months of 2017 and the number of warrants outstanding at June 30, 2017 was 880,136. If these warrants are exercised, additional funds will be received by the Company, which provides potentially up to $1.5 million in additional liquidity and capital to the holding company.

Off Balance Sheet Items and Contractual Obligations

As discussed in Note 11, “Sale and Leaseback Transactions,” in connection with the sale of the four properties referenced in the Note by the Bank to Good Steward, the Bank on May 31, 2017 entered into commercial lease agreements to lease back the properties (the “Leases”) from Good Steward in order for the Bank to continue to service customers from these locations.  The Leases, which commenced on June 1, 2017, provide the Bank with use of the properties for an initial term of fifteen (15) years.  Base rent payments for years 1 through 5 of the Leases are approximately $417 thousand a year.  The base rent payments will increase by 8% for years 6 thru 10 of the Leases and then by another 8% for years 11 thru 15 of the Leases.  The Bank has the option to renew the Leases five (5) times and each renewal would be for a term of five (5) years.  The base rent for the renewals would be negotiated at the time the renewal option is exercised by the Bank.  While the cash lease payments are currently $417 thousand a year, the Company is required to straight-line the expense over the initial term of fifteen (15) years.  As a result, the annual lease expense will be approximately $451 thousand.

Other than the lease transactions discussed above, there have been no other material changes during the quarter ended June 30, 2017 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our “CEO”) and our Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer (our “CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were operating effectively in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company, except for the following:

Table Of Contents	38

On June 24, 2015 New Peoples Bank filed an Amended Complaint in the Circuit Court of Russell County, Virginia against Arthur Wayne Bostic, Michael W. Bostic, Sr. and Jeffrey C. Bostic to enforce guarantees of loans made to Bostic Ford Sales, Inc. and seeking judgment against the guarantors for $1,427,709.76 with interest and legal fees. On July 24, 2015 Arthur Bostic filed a counterclaim against the Bank. On March 8, 2016 Michael Bostic, Sr., and Jeffrey Bostic filed their counterclaims against the Bank. The counterclaims assert lender liability theories of recovery and arise from the refusal of the Bank to continue to extend credit to Bostic Ford Sales, Inc. in 2008-2009. The defendants seek a judgment against the Bank of at least $3 million. On December 16, 2016 the Court entered an Order sustaining New Peoples’ demurrers to the counterclaims filed by all three defendants and providing the defendants an opportunity to amend their counterclaims. On December 23, 2016, the defendants filed amended counterclaims seeking a judgment against the Bank of at least $3 million. Following the entry of the Court’s Order on December 16, 2016, the parties began certain discussions to narrow the issues in dispute and facilitate settlement. Settlement discussions are still ongoing at the time of this filing.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	August 14, 2017

By:	/s/ FRANK SEXTON, JR.
Frank Sexton, Jr.
Executive Vice President, Chief Operating Officer
and Interim Chief Financial Officer

Date:	August 14, 2017

Table Of Contents	40

Index of Exhibits

No.	Description

2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
10.11*	Employment Agreement dated December 1, 2016 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2016).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Denotes management contract.

Table Of Contents	41