Form 10-Q
period 2017-09-30
NEW PEOPLES BANKSHARES INC
filed 2017-11-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2017
Common Stock, $2.00 par value	23,819,148

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2017	2016
Loans including fees	$17,902	$16,910
Federal funds sold	1	—
Interest-earning deposits with banks	150	67
Investments	1,122	1,161
Dividends on equity securities (restricted)	105	99
Total Interest and Dividend Income	19,280	18,237

INTEREST EXPENSE
Deposits
Demand	36	37
Savings	137	122
Time deposits	1,618	1,288
FHLB advances	117	109
Federal funds purchased	—	2
Trust preferred securities	437	373
Total Interest Expense	2,345	1,931

NET INTEREST INCOME	16,935	16,306

PROVISION FOR LOAN LOSSES	—	(500)

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,935	16,806

NONINTEREST INCOME
Gain on sale and leaseback transactions	2,619	—
Service charges	2,655	1,926
Fees, commissions and other income	2,429	2,694
Insurance and investment fees	146	404
Net realized gains on sale of investment securities	—	240
Life insurance investment income	82	118
Total Noninterest Income	7,931	5,382

NONINTEREST EXPENSES
Salaries and employee benefits	10,135	9,954
Occupancy and equipment expense	3,376	3,042
Lease expense – operating leases	150	—
Advertising and public relations	257	332
Data processing and telecommunications	1,853	1,726
FDIC insurance premiums	298	407
Other real estate owned and repossessed vehicles, net	1,280	599
Other operating expenses	4,350	4,208
Total Noninterest Expenses	21,699	20,268

INCOME BEFORE INCOME TAXES	3,167	1,920

INCOME TAX BENEFIT	(9)	(6)

NET INCOME	$3,176	$1,926

Income Per Share
Basic	$0.14	$0.08
Fully Diluted	$0.14	$0.08

Average Weighted Shares of Common Stock
Basic	23,355,611	23,354,092
Fully Diluted	23,355,611	23,354,092

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2017	2016
Loans including fees	$6,123	$5,732
Federal funds sold	1	—
Interest-earning deposits with banks	58	23
Investments	391	334
Dividends on equity securities (restricted)	39	35
Total Interest and Dividend Income	6,612	6,124

INTEREST EXPENSE
Deposits
Demand	11	13
Savings	44	44
Time deposits	591	441
FHLB Advances	33	45
Trust Preferred Securities	154	128
Total Interest Expense	833	671

NET INTEREST INCOME	5,779	5,453

PROVISION FOR LOAN LOSSES	—	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,779	5,453

NONINTEREST INCOME
Service charges	934	854
Fees, commissions and other income	807	1,031
Insurance and investment fees	40	103
Life insurance investment income	27	55
Total Noninterest Income	1,808	2,043

NONINTEREST EXPENSES
Salaries and employee benefits	3,413	3,405
Occupancy and equipment expense	1,115	1,121
Lease expense – operating leases	112	—
Advertising and public relations	83	99
Data processing and telecommunications	630	569
FDIC insurance premiums	86	137
Other real estate owned and repossessed vehicles, net	227	347
Other operating expenses	1,432	1,477
Total Noninterest Expenses	7,098	7,155

INCOME BEFORE INCOME TAXES	489	341

INCOME TAX EXPENSE (BENEFIT)	5	(5)

NET INCOME	$484	$346

Income Per Share
Basic	$0.02	$0.01
Fully Diluted	$0.02	$0.01

Weighted Average Shares of Common Stock
Basic	23,355,580	23,354,111
Fully Diluted	23,355,580	23,354,111

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

NET INCOME	$484	$346	$3,176	$1,926

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	(216)	(70)	391	1,409
Tax related to unrealized gains (losses)	73	24	(133)	(479)
Reclassification of realized gains during the period	—	—	—	(240)
Tax related to realized gains	—	—	—	82
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(143)	(46)	258	772
TOTAL COMPREHENSIVE INCOME	$341	$300	$3,434	$2,698

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)

Cash and due from banks	$16,559	$18,500
Interest-bearing deposits with banks	20,808	16,816
Federal funds sold	8	132
Total Cash and Cash Equivalents	37,375	35,448

Investment securities available-for-sale	68,231	70,011

Loans receivable	501,390	468,629
Allowance for loan losses	(6,086)	(6,072)
Net Loans	495,304	462,557

Bank premises and equipment, net	26,454	29,985
Equity securities (restricted)	2,570	2,802
Other real estate owned	7,506	10,655
Accrued interest receivable	1,956	1,848
Life insurance investments	12,356	12,274
Deferred taxes, net	5,152	5,285
Right-of-use assets – operating leases	5,252	—
Other assets	3,080	3,470

Total Assets	$665,236	$634,335

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$159,475	$151,914
Interest-bearing	33,770	40,213
Savings deposits	121,088	114,492
Time deposits	267,283	247,819
Total Deposits	581,616	554,438

Federal Home Loan Bank advances	7,858	13,758
Lease liabilities – operating leases	5,252	—
Accrued interest payable	394	331
Accrued expenses and other liabilities	3,265	2,395
Trust preferred securities	16,496	16,496

Total Liabilities	614,881	587,418

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,356,632 and 23,354,457 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	46,714	46,709
Common stock warrants	762	764
Additional paid-in-capital	13,966	13,965
Retained deficit	(10,889)	(14,065)
Accumulated other comprehensive loss	(198)	(456)

Total Stockholders’ Equity	50,355	46,917

Total Liabilities and Stockholders’ Equity	$665,236	$634,335

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Deficit	Accum-ulated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2015	23,354	$46,708	$764	$13,965	$(15,023)	$(327)	$46,087

Net income	—	—	—	—	1,926	—	1,926
Other comprehensive income, net of tax	—	—	—	—	—	772	772
Balance, September 30, 2016*	23,354	$46,708	$764	$13,965	$(13,097)	$445	$48,785

Balance, December 31, 2016	23,354	$46,709	$764	$13,965	$(14,065)	$(456)	$46,917

Net income	—	—	—	—	3,176	—	3,176

Exercise of common stock warrants	3	5	(2)	1	—	—	4

Other comprehensive income, net of tax	—	—	—	—	—	258	258
Balance, September 30, 2017	23,357	$46,714	$762	$13,966	$(10,889)	$(198)	$50,355

*During the third quarter of 2016, 175 shares of common stock were issued in connection with common stock warrants being exercised.

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(IN THOUSANDS)

(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,176	$1,926
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,911	1,815
Provision for loan losses	—	(500)
Income on life insurance	(82)	(118)
Gain on sale of securities available-for-sale	—	(240)
Gain on sale and leaseback transactions	(2,619)	—
Gain on sale of premises and equipment	(2)	(67)
(Gain) loss on sale of foreclosed assets	29	(290)
Adjustment of carrying value of foreclosed real estate	668	165
Accretion of bond premiums/discounts	589	711
Deferred tax benefit	—	(95)
Net change in:
Interest receivable	(108)	(108)
Other assets	390	(1,261)
Accrued interest payable	63	6
Accrued expenses and other liabilities	826	668
Net Cash Provided by Operating Activities	4,841	2,612

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(29,348)	(27,362)
Purchase of securities available-for-sale	(13,032)	(9,708)
Proceeds from sales and maturities of securities available-for-sale	14,614	37,487
Net sale (purchase) of equity securities (restricted)	232	(172)
Payments for the purchase of premises and equipment	(1,866)	(4,469)
Proceeds from sales and leaseback transactions	1,042	—
Proceeds from sale of premises and equipment	5	735
Proceeds from insurance claims on other real estate owned	12	—
Proceeds from sales of other real estate owned	4,145	2,379
Net Cash Used In Investing Activities	(24,196)	(1,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of common stock warrants	4	—
Net increase (decrease) in Federal Home Loan Bank advances	(5,900)	6,100
Net change in:
Demand deposits	1,118	13,588
Savings deposits	6,596	(6,069)
Time deposits	19,464	(9,022)
Net Cash Provided by Financing Activities	21,282	4,597

Net increase in cash and cash equivalents	1,927	6,099
Cash and Cash Equivalents, Beginning of Period	35,448	26,338
Cash and Cash Equivalents, End of Period	$37,375	$32,437

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$2,282	$1,925
Taxes	$—	$95

Supplemental Disclosure of Non Cash Transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,252	$—
Loan made to finance sale of premises and equipment	$4,935	$—
Other real estate acquired in settlement of foreclosed loans	$2,761	$3,851
Loans made to finance sale of foreclosed real estate	$1,225	$676
Transfer of premises and equipment to other real estate	$125	$—
Transfer of other real estate to premises and equipment	$—	$125
Change in unrealized gains (losses) on securities available-for-sale	$391	$1,169

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (“The Company”) is a financial holding company whose principal activity is the ownership and management of a community bank. New Peoples Bank, Inc. (“Bank”) was organized and incorporated under the laws of the Commonwealth of Virginia on December 9, 1997. The Bank commenced operations on October 28, 1998, after receiving regulatory approval. As a state-chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. On June 9, 2003, the Company formed two wholly-owned subsidiaries; NPB Financial Services, Inc. and NPB Web Services, Inc. On July 7, 2004 the Company established NPB Capital Trust I for the purpose of issuing trust preferred securities. On September 27, 2006, the Company established NPB Capital Trust 2 for the purpose of issuing additional trust preferred securities. NPB Financial Services, Inc. was a subsidiary of the Company until January 1, 2009 when it became a subsidiary of the Bank. In June 2012 the name of NPB Financial Services, Inc. was changed to NPB Insurance Services, Inc. which operates solely as an insurance agency. On March 4, 2016 the Federal Reserve Bank of Richmond approved the Company’s election to become a financial holding company. In July 2016, the Bank and its wholly-owned subsidiary NPB Insurance Services, Inc. announced that it was forming a business relationship with The Hilb Group of Virginia dba CSE Insurance Services, a division of the Hilb Group, LLC (“CSE”), located in Abingdon, Virginia, to provide insurance services for its current and future customers. Effective July 1, 2016, NPB Insurance Services, Inc. sold its existing book of business to CSE. These customers are now serviced by CSE and the Bank refers future insurance needs of its customers to CSE. On June 7, 2017, NPB Insurance Services, Inc. purchased a 39% membership interest in Lonesome Pine Title Agency, LLC, which provides title insurance. Another member of the agency is a related party to the Company.

NOTE 2 ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2017 and December 31, 2016, and the results of operations for the three and nine month periods ended September 30, 2017 and 2016. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine month periods ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued related to outstanding common stock warrants are determined by the Treasury method. For the three and nine months ended September 30, 2017 and 2016, potential common shares of 879,803 and 882,178, respectively, were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income	$484	$346	$3,176	$1,926
Weighted average shares outstanding	23,355,580	23,354,111	23,355,611	23,354,092
Dilutive shares for stock options and warrants	—	—	—	—
Weighted average dilutive shares outstanding	23,355,580	23,354,111	23,355,611	23,354,092

Basic and diluted income per share	$0.02	$0.01	$0.14	$0.08

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined), and Common Equity Tier 1 capital (as defined) to risk-weighted assets (as defined). As of September 30, 2017, the Bank meets all capital adequacy requirements to which it is subject.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2017 and December 31, 2016, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	70,084	15.96%	$35,119	8.0%	$43,899	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	64,590	14.71%	26,339	6.0%	35,119	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	64,590	9.84%	26,249	4.0%	32,811	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	64,590	14.71%	19,754	4.5%	28,534	6.5%

December 31, 2016:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	67,549	16.64%	$32,476	8.0%	$40,595	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	62,462	15.39%	24,357	6.0%	32,476	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	62,462	9.93%	25,149	4.0%	31,436	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	62,462	15.39%	18,268	4.5%	26,386	6.5%

As of September 30, 2017, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer is 1.25% as of September 30, 2017 and the Bank met that requirement with a buffer of 7.96%. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.50%. Banks will be required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
September 30, 2017
U.S. Government Agencies	$24,363	$103	$155	$24,311
Taxable municipals	2,318	7	32	2,293
Corporate bonds	3,906	191	-	4,097
Mortgage backed securities	37,944	23	437	37,530
Total Securities AFS	$68,531	$324	$624	$68,231

December 31, 2016
U.S. Government Agencies	$24,821	$80	$269	$24,632
Taxable municipals	2,340	2	50	2,292
Corporate bonds	3,600	149	-	3,749
Mortgage backed securities	39,941	25	628	39,338
Total Securities AFS	$70,702	$256	$947	$70,011

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
U.S. Government Agencies	$12,043	$134	$1,681	$21	$13,724	$155
Taxable municipals	1,055	28	262	4	1,317	32
Corporate bonds	—	—	—	—	—	—
Mtg. backed securities	21,749	230	9,980	207	31,729	437
Total Securities AFS	$34,847	$392	$11,923	$232	$46,770	$624

December 31, 2016
U.S. Government Agencies	$12,081	$250	$2,449	$19	$14,530	$269
Taxable municipals	1,561	50	—	—	1,561	50
Corporate bonds	500	—	—	—	500	—
Mtg. backed securities	28,680	543	4,655	85	33,335	628
Total Securities AFS	$42,822	$843	$7,104	$104	$49,926	$947

At September 30, 2017, the available-for-sale portfolio included 107 investments for which the fair market value was less than amortized cost. At December 31, 2016, the available-for-sale portfolio included 107 investments for which the fair market value was less than amortized cost. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had an other-than-temporary impairment.

Investment securities with a carrying value of $10.6 million and $11.3 million at September 30, 2017 and December 31, 2016, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

Gross proceeds on the sale of investment securities were $3.2 million and $24.8 million, respectively, for the nine months ended September 30, 2017 and 2016. Gross realized gains and losses pertaining to the sale of investment securities available for sale are detailed as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars are in thousands)	2017	2016	2017	2016
Gross gains realized	$30	$—	$30	$275
Gross losses realized	(30)	—	(30)	(35)
Net realized gains	$—	$—	$—	$240

The amortized cost and fair value of investment securities at September 30, 2017, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$11	$11	1.57%
Due after one year through five years	3,636	3,622	2.03%
Due after five years through ten years	14,853	14,977	3.03%
Due after ten years	50,031	49,621	2.14%
Total	$68,531	$68,231	2.32%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million and $2.8 million as of September 30, 2017 and December 31, 2016, respectively.

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	September 30, 2017	December 31, 2016
Real estate secured:
Commercial	$114,880	$103,331
Construction and land development	30,878	25,755
Residential 1-4 family	254,234	249,700
Multifamily	14,790	12,582
Farmland	23,287	24,948
Total real estate loans	438,069	416,316
Commercial	36,382	26,955
Agriculture	3,733	3,164
Consumer installment loans	22,519	22,188
All other loans	687	6
Total loans	$501,390	$468,629

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	September 30, 2017	December 31, 2016
Real estate secured:
Commercial	$2,040	$3,403
Construction and land development	274	319
Residential 1-4 family	6,640	8,355
Multifamily	155	166
Farmland	1,062	1,003
Total real estate loans	10,171	13,246
Agriculture	7	83
Consumer installment loans	45	76
Total loans receivable on nonaccrual status	$10,223	$13,405

Total interest income not recognized on nonaccrual loans for the nine months ended September 30, 2017 and 2016 was $456 thousand and $397 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of September 30, 2017 and December 31, 2016:

As of September 30, 2017 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,497	$2,581	$—
Construction and land development	—	—	—
Residential 1-4 family	3,813	4,112	—
Multifamily	285	326	—
Farmland	1,501	1,884	—
Commercial	—	—	—
Agriculture	18	18	—
Consumer installment loans	8	8	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	2,322	2,420	339
Construction and land development	202	447	69
Residential 1-4 family	564	593	104
Multifamily	1,310	1,377	194
Farmland	609	621	245
Commercial	496	496	181
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$13,625	$14,883	$1,132
As of December 31, 2016 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$3,636	$4,055	$—
Construction and land development	5	5	—
Residential 1-4 family	3,861	4,182	—
Multifamily	301	342	—
Farmland	3,895	4,601	—
Commercial	—	—	—
Agriculture	19	19	—
Consumer installment loans	26	43	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,191	1,270	65
Construction and land development	240	469	106
Residential 1-4 family	555	565	56
Multifamily	—	—	—
Farmland	591	602	299
Commercial	67	67	18
Agriculture	5	5	5
Consumer installment loans	9	9	3
All other loans	—	—	—
Total	$14,401	$16,234	$552

The following table presents information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Nine Months Ended
	September 30, 2017		September 30, 2016
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$2,976	$73	$4,222	$77
Construction and land development	2	—	89	—
Residential 1-4 family	3,827	152	3,716	140
Multifamily	402	15	288	14
Farmland	2,538	52	4,211	163
Commercial	—	—	—	—
Agriculture	19	1	29	2
Consumer installment loans	13	—	24	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,208	80	1,539	6
Construction and land development	222	—	271	—
Residential 1-4 family	634	14	939	18
Multifamily	660	48	100	—
Farmland	673	26	572	18
Commercial	282	24	71	2
Agriculture	2	—	107	1
Consumer installment loans	2	—	30	1
All other loans	—	—	—	—
Total	$13,460	$485	$16,208	$442

	Three Months Ended
	September 30, 2017		September 30, 2016
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$2,757	$9	$3,965	$4
Construction and land development	—	—	7	—
Residential 1-4 family	3,833	50	3,833	37
Multifamily	287	4	307	3
Farmland	1,193	26	4,274	61
Commercial	—	—	—	—
Agriculture	18	—	23	—
Consumer installment loans	9	—	22	(2)
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,516	74	1,309	6
Construction and land development	209	—	259	—
Residential 1-4 family	567	5	606	7
Multifamily	1,321	16	83	(4)
Farmland	756	10	504	6
Commercial	497	8	68	—
Agriculture	—	—	97	3
Consumer installment loans	—	—	32	1
All other loans	—	—	—	—
Total	$12,963	$202	$15,389	$122

An age analysis of past due loans receivable is below. At September 30, 2017 and December 31, 2016, there were no loans over 90 days past due that were accruing.

As of September 30, 2017 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$203	$530	$528	$1,261	$113,619	$114,880
Construction and land development	19	—	43	62	30,816	30,878
Residential 1-4 family	3,523	1,076	1,121	5,720	248,514	254,234
Multifamily	—	—	—	—	14,790	14,790
Farmland	55	—	284	339	22,948	23,287
Total real estate loans	3,800	1,606	1,976	7,382	430,687	438,069
Commercial	127	—	—	127	36,255	36,382
Agriculture	1	—	4	5	3,728	3,733
Consumer installment Loans	66	1	20	87	22,432	22,519
All other loans	—	—	—	—	687	687
Total loans	$3,994	$1,607	$2,000	$7,601	$493,789	$501,390

As of December 31, 2016 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$1,676	$307	$1,083	$3,066	$100,265	$103,331
Construction and land development	103	17	44	164	25,591	25,755
Residential 1-4 family	4,237	1,547	2,233	8,017	241,683	249,700
Multifamily	1,367	—	—	1,367	11,215	12,582
Farmland	2,987	—	—	2,987	21,961	24,948
Total real estate loans	10,370	1,871	3,360	15,601	400,715	416,316
Commercial	20	—	—	20	26,935	26,955
Agriculture	19	—	78	97	3,067	3,164
Consumer installment Loans	110	15	36	161	22,027	22,188
All other loans	—	—	—	—	6	6
Total loans	$10,519	$1,886	$3,474	$15,879	$452,750	$468,629

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of September 30, 2017 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$106,115	$4,772	$3,993	$114,880
Construction and land development	29,757	847	274	30,878
Residential 1-4 family	244,924	1,971	7,339	254,234
Multifamily	12,977	157	1,656	14,790
Farmland	19,491	2,049	1,747	23,287
Total real estate loans	413,264	9,796	15,009	438,069
Commercial	33,665	2,221	496	36,382
Agriculture	3,700	26	7	3,733
Consumer installment loans	22,459	3	57	22,519
All other loans	687	—	—	687
Total	$473,775	$12,046	$15,569	$501,390
As of December 31, 2016 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$92,562	$6,922	$3,847	$103,331
Construction and land development	23,905	1,531	319	25,755
Residential 1-4 family	238,400	2,117	9,183	249,700
Multifamily	10,848	1,367	367	12,582
Farmland	19,070	1,545	4,333	24,948
Total real estate loans	384,785	13,482	18,049	416,316
Commercial	26,197	691	67	26,955
Agriculture	3,076	—	88	3,164
Consumer installment loans	22,086	—	102	22,188
All other loans	6	—	—	6
Total	$436,150	$14,173	18,306	$468,629

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended September 30, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of September 30, 2017 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,625	$(179)	$191	$(58)	$1,579
Construction and land development	346	—	—	(53)	293
Residential 1-4 family	2,376	(369)	39	48	2,094
Multifamily	241	—	—	181	422
Farmland	428	(49)	358	(309)	428
Total real estate loans	5,016	(597)	588	(191)	4,816
Commercial	163	(11)	147	127	426
Agriculture	31	—	4	(10)	25
Consumer installment loans	123	(134)	17	160	166
All other loans	—	—	—	4	4
Unallocated	739	—	—	(90)	649
Total	$6,072	$(742)	$756	$—	$6,086

	Allowance for Loan Losses			Recorded Investment in Loans
As of September 30, 2017 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$339	$1,240	$1,579	$4,819	$110,061	$114,880
Construction and land development	69	224	293	202	30,676	30,878
Residential 1-4 family	104	1,990	2,094	4,377	249,857	254,234
Multifamily	194	228	422	1,595	13,195	14,790
Farmland	245	183	428	2,110	21,177	23,287
Total real estate loans	951	3,865	4,816	13,103	424,966	438,069
Commercial	181	245	426	496	35,886	36,382
Agriculture	-	25	25	18	3,715	3,733
Consumer installment loans	-	166	166	8	22,511	22,519
All other loans	-	4	4	-	687	687
Unallocated	-	649	649	-	-	-
Total	$1,132	$4,954	$6,086	$13,625	$487,765	$501,390

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At September 30, 2017 there were $7.3 million in loans that are classified as troubled debt restructurings compared to $9.6 million at December 31, 2016. The following table presents information related to loans modified as troubled debt restructurings during the nine and three months ended September 30, 2017 and 2016.

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	1	$341	$341
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	1	291	280
Total real estate loans	—	—	—	2	632	621
Commercial	1	443	443	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	1	$443	$443	2	$632	$621

During the nine months ended September 30, 2017, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on this loan; however, the payment terms and maturity date were changed.

During the nine months ended September 30, 2016, the Company modified the terms of two loans for which the modification was considered to be a troubled debt restructuring. On one loan, the interest rate and maturity date were not modified; however, the payment terms were changed. On one loan, the interest rate was lowered and the payment terms and maturity date were changed.

During the three months ended September 30, 2017 and 2016, the Company modified no loans that were considered to be a troubled debt restructuring.

No loans previously modified as troubled debt restructurings defaulted during the nine months ended September 30, 2017. There was one commercial real estate loan with a recorded investment of $302 thousand that had been modified as a troubled debt restructuring that defaulted during the nine months ended September 30, 2016, which was within twelve months of the loan’s modification date.

There were no loans modified as troubled debt restructurings that defaulted during the three months ended September 30, 2017 and 2016, which were within twelve months of their modification date. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the nine months ended September 30, 2017 and the year ended December 31, 2016:

(Dollars are in thousands)	September 30, 2017	December 31, 2016
Balance, beginning of period	$10,655	$12,398
Additions	2,761	4,577
Purchases of/improvements to other real estate owned	—	48
Transfers of premises and equipment to other real estate owned	125	—
Transfers of other real estate owned to premises and equipment	—	(125)
Proceeds from sales of other real estate owned	(4,145)	(4,232)
Proceeds from insurance claims on other real estate owned	(12)	—
Loans made to finance sales of other real estate owned	(1,225)	(818)
Adjustment of carrying value	(668)	(1,414)
Deferred gain from sales	44	—
Gain (loss) from sales	(29)	221
Balance, end of period	$7,506	$10,655

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

Investment Securities Available-for-Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $68.2 million and $70.0 million at September 30, 2017 and December 31, 2016, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired a specific reserve may be established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines whether or not the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or whether or not an appraised value does not include estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets. The aggregate carrying amounts of impaired loans carried at fair value were $12.5 million and $13.8 million at September 30, 2017 and December 31, 2016, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Foreclosed assets are carried at the lower of the carrying value or fair value.  Fair value is based upon independent observable market prices or appraised values of the collateral with a third party less an estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral if further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $7.5 million and $10.7 million at September 30, 2017 and December 31, 2016, respectively.

Assets and liabilities measured at fair value are as follows as of September 30, 2017 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Government Agencies	$—	$24,311	$—
Taxable municipals	—	2,293	—
Corporate bonds	—	4,097	—
Mortgage backed securities	—	37,530	—

(On a non-recurring basis) Other real estate owned	—	—	7,506
Impaired loans:
Real estate secured:
Commercial	—	—	4,480
Construction and land development	—	—	133
Residential 1-4 family	—	—	4,273
Multifamily	—	—	1,401
Farmland	—	—	1,865
Commercial	—	—	315
Agriculture	—	—	18
Consumer installment loans	—	—	8
All other loans	—	—	—
Total	$—	$68,231	$19,999

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:
(Dollars in thousands)	Fair Value at September 30, 2017	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$12,493	$13,849	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$7,506	$10,655	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments as of September 30, 2017 and December 31, 2016.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2017
Financial Instruments – Assets
Net Loans	$495,304	$497,359	$—	$484,866	$12,493

Financial Instruments – Liabilities
Time Deposits	267,283	266,990	—	266,990	—
FHLB Advances	7,858	8,053	—	8,053	—

December 31, 2016
Financial Instruments – Assets
Net Loans	$462,557	$467,707	$—	$453,858	$13,849

Financial Instruments – Liabilities
Time Deposits	247,819	247,258	—	247,258	—
FHLB Advances	13,758	13,993	—	13,993	—

NOTE 11 SALE AND LEASEBACK TRANSACTIONS:

On May 31, 2017 the Bank, the wholly-owned subsidiary of the Company, sold four (4) of its properties, one each located in Abingdon, Bristol, Gate City and Castlewood, Virginia to NPB Good Steward Properties, LLC (“Good Steward”) for a total purchase price of $6.2 million. Good Steward is not an affiliate of the Company or the Bank. After selling expenses of $192 thousand, the net proceeds on the transactions were $6.0 million. The sales prices for the properties were based on outside appraisals obtained by the Bank. The Bank provided $4.9 million of financing to Good Steward for a term of 10 years for this transaction.

In connection with the sale of the four properties, the Bank on May 31, 2017 entered into commercial lease agreements with Good Steward for the properties (the “Leases”), which will allow the Bank to continue to service customers from these locations. The Leases, which commenced on June 1, 2017, provide the Bank with use of the properties for an initial term of fifteen (15) years.  Base rent payments for years 1 through 5 of the Leases are approximately $417 thousand a year.  The base rent payments will increase by 8% for years 6 through 10 of the Leases and then by another 8% for years 11 through 15 of the Leases.  The Bank has the option to renew the Leases five (5) times and each renewal would be for a term of five (5) years.  The base rent for the renewals would be negotiated at the time the renewal option is exercised by the Bank. While the cash lease payments are currently $417 thousand a year, the Company is required to straight-line the expense over the initial term of fifteen (15) years. As a result, the annual lease expense will be approximately $451 thousand. The weighted average remaining life of the leases is 14.68 years.

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

The Company’s operating lease cost for the three and nine months ended September 30, 2017 as a result of the transactions discussed above was $112 thousand and $150 thousand, respectively. All other operating leases the Company has were evaluated and determined that they are immaterial to the financial statements.

NOTE 12 SUBSEQUENT EVENTS:

During the month of October 2017, a principal shareholder of the Company exercised 506,666 common stock warrants at a price of $1.75 per share. As a result of this exercise an additional $887 thousand of capital was raised by the Company. The additional liquidity provided by the funds will be used by the Company to pay its operating expenses and trust preferred interest payments.

On October 23, 2017, the Board of Directors approved for the Bank to pay the Company a dividend of $111 thousand using 68,735 shares of the Company’s common stock that had been repossessed by the Bank as a result of collection activities on loans. By law the 68,735 shares of the Company’s common stock became part of the Company’s authorized and unissued shares and would be available for reissuance in the future.

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

The Company will apply the guidance using a modified retrospective approach. The Company’s revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of our revenues will not be affected. The Company is currently assessing our revenue contracts related to revenue streams that are within the scope of the standard. Our accounting policies will not change materially since the principles of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by our businesses. We have not identified material changes to the timing or amount of revenue recognition. Based on the updated guidance, we do anticipate changes in our disclosures associated with our revenues. We will provide qualitative disclosures of our performance obligations related to our revenue recognition and we continue to evaluate disaggregation for significant categories of revenue in the scope of the guidance.

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

The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, we do not expect to elect that option. We are evaluating the impact of the ASU on our consolidated financial position, results of operations, and cash flows. In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

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

Overview

During 2017, management’s focus has been on reducing nonperforming assets and growing the core business of the Bank. We believe significant progress is being made on both fronts. Although both initiatives result in higher expenses in the short term, over the longer-term we anticipate the resulting net income from these initiatives to be comparable to peer banks our size. Expenses to resolve problem assets remain high but our nonperforming assets have decreased to the lowest levels that they have been for many years. In the past couple of years, we have begun growing the Bank’s loans and deposits again, our core earnings base. We currently are fine tuning our processes to substantially improve efficiency in the core operations of the Bank and we are preparing the Company for the future trends of the financial industry as we see them. We anticipate both a reduction in expenses and an increase in revenues in the upcoming years.

The Company had net income for the quarter ended September 30, 2017 of $484 thousand, or basic net income per share of $0.02, as compared to a net income of $346 thousand, or basic net income per share of $0.01, for the quarter ended September 30, 2016. This is an improvement of $138 thousand, or 39.88%. The improvement was mainly driven by the $326 thousand improvement in net interest income offset by the $235 thousand decrease in noninterest income in the quarter to quarter comparison. The Company had net income for the nine months ended September 30, 2017 of $3.2 million, or basic net income per share of $0.14, as compared to the nine months ending September 30, 2016 in which the Company had net income of $1.9 million, or $0.08 basic net income per share. This is an improvement of $1.3 million, or $0.06 per share. The improvement was mainly driven by the $2.6 million gain recognized on the sale and leaseback transactions the Company completed during the second quarter of 2017 and a $629 thousand increase in net interest income, which was offset by a $1.4 million increase in noninterest expenses.

Quarter-to-Date Results

Highlights from the second quarter of 2017 include:

·	A $12.6 million, or 2.58%, increase in loans, during the quarter;
·	No provision for loan losses taken in the third quarter;
·	An increase of $5.3 million, or 0.91%, in total deposits during the quarter;
·	A decrease of $2.4 million, or 23.70%, in total past due loans during the quarter; and,
·	Strong net interest margin of 3.93% for the quarter.

In the third quarter of 2017, our net interest margin was 3.93%, as compared to 3.92% for the same period in 2016, an improvement of 1 basis point. The Company’s primary source of income, net interest income, increased $326 thousand, or 5.98%, to $5.8 million for the third quarter of 2017 from $5.5 million for the same period in 2016. Loan interest income increased $391 thousand, or 6.82%, from $5.7 million for the third quarter of 2016 to $6.1 million for the third quarter of 2017. Investment interest income increased $57 thousand to $391 thousand for the third quarter of 2017 as compared to $334 thousand for the third quarter of 2016. Interest expense increased $162 thousand, or 24.14%, from $671 thousand for the quarter ended September 30, 2016 to $833 thousand for the same quarter of 2017 as a result of increases in our interest rates on time deposits.

No provision for loan losses was recorded during the third quarters of 2017 and 2016, respectively.

Noninterest income for the third quarter of 2017 was $1.8 million, which is a decrease of $235 thousand when compared to the $2.0 million for the same period in 2016, or 11.50%. This decrease was primarily result of the $156 thousand of income we recognized in the third quarter of 2016 for the sale of our existing insurance book of business that was a one-time event. We also experienced an $80 thousand increase in nonsufficient funds / overdraft fee income during the third quarter of 2017 when compared to the same period in 2016. The increase in nonsufficient funds / overdraft fee income was the result of the Optional Overdraft Protection Services we began offering to our deposit customers in June 2016. The increase in nonsufficient funds / overdraft fee income helps to offset the $63 thousand decrease in insurance and investment fees.

Noninterest expense decreased $57 thousand, or 0.80%, to $7.1 million for the third quarter 2017 as compared to $7.2 million for the third quarter of 2016. Salaries and employee benefits were $3.4 million for the third quarter of 2017 and 2016, respectively.

Occupancy and equipment expenses remained comparable at $1.1 million for the third quarter of 2017 and 2016, respectively. Advertising expense decreased $16 thousand in the quarter-to-quarter comparison. Other real estate owned and repossessed asset expenses decreased $120 thousand, or 34.58%, to $227 thousand for the third quarter of 2017 as compared to $347 thousand for the same period in 2016. Writedowns on other real estate owned were $78 thousand during the third quarter of 2017 as compared to $241 thousand for the same period in 2016. During the third quarter of 2017 we had net losses on the sale of other real estate owned of $25 thousand as compared to net gains on the sale of other real estate owned of $104 thousand for the same period in 2016.

Our efficiency ratio, a non-GAAP measure which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 93.55% for the third quarter of 2017 as compared to 95.45% for the same period in 2016. Included in this calculation are the other real estate owned write-downs which significantly impacts the ratio.

Year-to-Date Results

Highlights from the first nine months of 2017 include:

·	$2.6 million gain recognized on the sale and leaseback transactions;
·	A reduction in nonaccrual loans of $3.2 million, or 23.74% during the first nine months of 2017;
·	Net recoveries of $14 thousand for the nine-months ended September 30, 2017, which is an improvement of $649 thousand, or 102.20%, versus net charges offs of $635 thousand reported for the nine-months ended September 30, 2016;
·	$32.8 million, or 6.99% increase in loans during the first nine months of 2017;
·	A decrease of $3.2 million, or 29.55%, in other real estate owned during the first nine months of 2017;
·	An increase of $27.2 million, or 4.90% in total deposits during the first nine months of 2017;
·	The Bank is considered well-capitalized under regulatory standards, and,
·	Book value per share of $2.16 as of September 30, 2017.

Net interest income year-to-date for September 30, 2017 was $16.9 million, which was an increase of $629 thousand, or 3.86% when compared to the same period in 2016. Loan interest income for the first nine months of 2017 increased $992 thousand, or 5.87%, from $16.9 million for the nine months ended September 30, 2016 to $17.9 million for the nine months ended September 30, 2017. Interest expense increased $414 thousand, or 21.44%, from $1.9 million for the first nine months of 2016 to $2.3 million for the same period in 2017 as a result of increases in our interest rates on time deposits.

No provision for loan losses was recorded during the first nine months of 2017 as compared to the negative provision of $500 thousand that was recorded in the first nine months of 2016.

Year-to-date September 30, 2017, noninterest income increased to $7.9 million from $5.4 million in 2016. This was an increase of $2.5 million, or 47.36%. This increase was primarily due to the $2.6 million gain recognized on the sale and leaseback transactions completed during the second quarter of 2017. We also experienced a $741 thousand increase in nonsufficient funds / overdraft fee income during the first nine months of 2017 when compared to the same period in 2016. The increase in nonsufficient funds / overdraft fee income was the result of the Optional Overdraft Protection Services we began offering to our deposit customers in June 2016. The increase in nonsufficient funds / overdraft fee income offsets the $240 thousand decrease in gains on the sale of investment securities and $258 thousand decrease in insurance and investment fees.

Noninterest expense increased $1.4 million, or 7.06%, for the first nine months of 2017 from $20.3 million for the nine months ended September 30, 2016 to $21.7 million for the nine months ended September 30, 2017. The increase was largely due to expenses associated with other real estate owned and repossessed assets as well as expenses related to investments in technology, lending staff, and new products and services in which we have not yet realized all of the benefits of these new additions. For the nine months ended September 30, 2017, salaries and employee benefits increased $181 thousand, or 1.82%, to $10.1 million as compared to $10.0 million for the same period in 2016. This increase was primarily the result of seasoned commercial bankers hired throughout 2016 and 2017 as a part of our strategy to grow the loan portfolio, the opening of a loan production office in Jonesborough, Tennessee to expand our market presence in the Tri-Cities, Tennessee area, staff added to operate the Interactive Teller Machines (“ITMs”) and provide digital banking services, and staffing for new products and services, such as secondary market mortgage staff.

Occupancy and equipment expenses increased $334 thousand from $3.0 million for the first nine months of 2016 to $3.4 million for the first nine months of 2017. The increase in occupancy and equipment expenses was mainly due to the rollout of the ITMs during 2016 in our 19 offices and 4 other locations. The ITMs, a new, state-of-the-art technology which replaced the Bank’s ATMs, help provide additional convenience by providing teller services from 7 AM to 7 PM Monday through Saturday. We anticipate the addition of the ITMs will create efficiencies going forward as usage continues to increase. In addition, we have been transitioning our bank branches to the universal banker model. This model utilizes staff in multiple job functions versus staffing specialized in one area. To help accommodate this model, investments in video conferencing, cash recyclers, and other technological tools have been implemented. Although costs have increased, as we continue to grow, these costs should maintain and staffing costs in this area should decline in the future.

Other real estate owned and repossessed asset expenses increased $681 thousand, or 113.69%, to $1.3 million for the first nine months of 2017 as compared to $599 thousand for the same period in 2016. During the first nine months of 2017 we had net losses on the sale of other real estate owned of $29 thousand as compared to a net gains on the sale of other real estate owned of $290 thousand for the same period in 2016. Writedowns on other real estate owned were $668 thousand for the first nine months of 2017 as compared to writedowns of $265 thousand for the same period in 2016. These writedowns were primarily the result of price reductions and auctions that helped us in being successful in reducing our other real estate owned by $3.2 million during the first nine months of 2017. We believe that future expenses should be less as we anticipate a lower level of foreclosed properties to manage and liquidate.

Balance Sheet

Total assets increased $30.9 million, or 4.87%, to $665.2 million at September 30, 2017 from $634.3 million at December 31, 2016. The main driver in the increase was an increase of $32.8 million in loans as a result of our efforts to conservatively grow the loan portfolio. $4.9 million of the $32.8 million increase was related to the loan provided in the financing of the sale and lease back transactions previously discussed in Note 11. Going forward, we anticipate total assets increasing due to our plan to prudently grow the loan portfolio, as we believe we accomplished in the first nine months of 2017.

Total investments decreased $1.8 million, or 2.54%, to $68.2 million at September 30, 2017 from $70.0 million at December 31, 2016. Interest bearing deposits with banks increased $4.0 million, or 23.74%, in the first nine months of 2017 to $20.8 million from $16.8 million at December 31, 2016.

Total loans increased $32.8 million, or 6.99%, to $501.4 million at September 30, 2017 as compared to $468.6 million at December 31, 2016. We believe the focus on developing new and existing lending relationships should continue the pace of increasing total loans as experienced in the first nine months of 2017, subject to the economy and heightened competition in our markets.

As discussed in Note 11, “Sale and Leaseback Transactions,” the Company recognized right-to-use assets – operating leases of approximately $5.3 million, along with corresponding lease liabilities of approximately $5.3 million.

Total deposits increased $27.2 million, or 4.90%, from $554.4 million at December 31, 2016 to $581.6 million at September 30, 2017 largely from an increase in time deposits. Noninterest-bearing demand deposits increased 4.98%, or $7.6 million, from $151.9 million at December 31, 2016 to $159.5 million at September 30, 2017. We experienced a decrease of $6.4 million, or 16.02%, in interest-bearing demand deposits during the first nine months of 2017. The main reason for the decrease was due to one relationship that moved its funding out of its interest-bearing demand deposit product into certificate of deposit time deposits. We have experienced a $6.6 million, or 5.76%, increase in savings deposits. Time deposits increased by $19.5 million during the first nine months of 2017, or 7.85%. As previously discussed part of this increase was due to one relationship moving its funding from an interest-bearing demand deposit product into certificate of deposit time deposits. Also we obtained an additional $11.6 million of certificate of deposits funding with one relationship during the first nine months of 2017. Due to competitive pressures, rising interest rates, and our need for funding, we expect to see an uptick on the interest we pay on time deposits in 2017. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Total borrowings decreased to $7.9 million at September 30, 2017, a decrease of $5.9 million from the $13.8 million outstanding balance at December 31, 2016. The decrease in advances from the Federal Home Loan Bank was due to a $5.0 million borrowing that matured in March 2017 and $900 thousand in regularly scheduled principal payments on the other borrowings.

Total equity at September 30, 2017 was $50.4 million. That represents an increase of $3.5 million, or 7.33%, when compared to the December 31, 2016 balance of $46.9 million. Net income of $3.2 million and the $258 thousand decrease in other comprehensive loss as a result of a decrease in net unrealized loss in the investment portfolio during the nine months ended September 30, 2017 were the drivers of the increase in equity.

Asset Quality

We continue to make significant progress in reducing the levels of non-performing assets. Though asset quality is improving, the level of nonperforming assets remains elevated as we continue to work through foreclosed properties that are held over from the Great Recession and address nonaccrual loans. The ratio of nonperforming assets to total assets decreased to 2.67% at September 30, 2017 as compared to 3.79% at December 31, 2016. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $17.7 million at September 30, 2017 compared to $24.1 million at December 31, 2016. This is a decrease of $6.4 million, or 26.31%. The makeup of these assets is primarily loans secured by commercial real estate, residential mortgages and other real estate owned properties. We continue undertaking extensive and more aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets while being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets. Loans rated substandard decreased $2.7 million, or 14.95%, to $15.6 million at September 30, 2017 from $18.3 million at December 31, 2016 and delinquencies decreased in the first nine months of 2017 as total past due loans decreased to $7.6 million at September 30, 2017 from $15.9 million at December 31, 2016, a decrease of $8.3 million, or 52.13%.

Other real estate owned (“OREO”) decreased $3.2 million, or 29.55%, to $7.5 million at September 30, 2017 from $10.7 million at December 31, 2016. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first nine months of 2017, we acquired $2.8 million in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $5.4 million of our properties with losses of $29 thousand realized as a result of the sales. During the first nine months of 2017, we were successful in liquidating several of our older properties and $323 thousand of OREO is under contract to sell as of early November 2017. In an effort to reduce our level of foreclosed properties, we have taken an aggressive approach toward liquidating properties by making pricing adjustments and holding auctions on several of our older properties. We expect to continue these efforts during the remainder of 2017 which could result in additional losses, while reducing future carrying costs. We do have lease agreements on certain OREO properties which are generating rental income at market rates pending disposition. Rental income on OREO properties was $177 thousand for the first nine months of 2017, a decrease of $5 thousand, or 2.75%, when compared to the $182 thousand recognized in the first nine months of 2016.

Our allowance for loan losses at September 30, 2017 was $6.1 million, or 1.21% of total loans as compared to $6.1 million, or 1.30% of total loans at December 31, 2016. Impaired loans decreased $776 thousand, or 5.39%, to $13.6 million with an estimated related allowance of $1.1 million for potential losses at September 30, 2017 as compared to $14.4 million in impaired loans with an estimated related allowance of $552 thousand at the end of 2016. No provision for loan losses was recorded during first nine months of 2017 and a negative provision of $500 thousand was recorded during the first nine months of 2016. In the first nine months of 2017, net recoveries were $14 thousand, or 0.00% of average loans, as compared to $635 thousand, or 0.19% of average loans, in net charge offs for the same period of 2016. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Capital Ratios

The Company meets the eligibility criteria for a small bank holding company in the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and therefore, is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

At September 30, 2017, the Bank is considered well capitalized under the regulatory capital framework for prompt corrective action. The following ratios existed at September 30, 2017 for the Bank: Tier 1 leverage ratio of 9.84%, Tier 1 risk based capital ratio of 14.71%, Total risk based capital ratio of 15.96%, and Common Equity Tier 1 ratio of 14.71%. The ratios were as follows at December 31, 2016: Tier 1 leverage ratio of 9.93%, Tier 1 risk based capital ratio of 15.39%, Total risk based capital ratio of 16.64%, and Common Equity Tier 1 ratio of 15.39%.

The ratios mentioned above comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Company and Bank are now subject to a Common Equity Tier 1 ratio set out above.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $5.2 million existed at September 30, 2017 as compared to a net deferred tax asset of $5.3 million at December 31, 2016. At September 30, 2017 we had a valuation allowance of $4.4 million as compared to a valuation allowance of $5.3 million at December 31, 2016. As of September 30, 2017, the Company had $18.3 million of net operating loss carryforwards which will expire in 2031 thru 2037. Management expects to utilize all of these carryforwards prior to expiration. Direct charge-offs contributed to a reduction of the tax asset and are permitted as tax deductions. In addition, writedowns on other real estate owned property are expensed for book purposes but are not deductible for tax purposes until disposition of the property. Goodwill expense also was realized for book purposes in 2011 but continues to only be tax deductible based on the statutory requirements; thus, creating a deferred tax asset. When, and if, taxable income increases in the future and during the net operating loss carryforward period, this valuation allowance may be reversed and used to decrease tax obligations in the future. Our income tax expense was computed at the normal corporate income tax rate of 34% of taxable income included in net income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Our total capital at the end of the third quarter 2017 was $50.4 million compared to $46.9 million at December 31, 2016. The increase was $3.5 million, or 7.33%. The Bank was considered well capitalized as of September 30, 2017, under the regulatory capital framework for prompt corrective action. New Peoples equity as a percentage of total assets was 7.57% at September 30, 2017 compared to 7.40% at December 31, 2016. The tangible book value per common share was $2.16 at September 30, 2017 compared to $2.01 at December 31, 2016.

Total assets increased during the first nine months of 2017 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our current capital levels will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $95.0 million at September 30, 2017, an increase from $94.2 million at December 31, 2016. A surplus of short-term assets are maintained at levels management deems adequate to meet potential liquidity needs during 2017.

At September 30, 2017, all of our investments are classified as available-for-sale. These investments provide an additional source of liquidity in the amount of $57.6 million, which is net of the $10.6 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Total investments decreased $1.8 million, or 2.54%, to $68.2 million at September 30, 2017 from $70.0 million at December 31, 2016. A $391 thousand increase in the fair market value of the investment portfolio during the first nine months of 2017 resulted in a net unrealized loss of $300 thousand at September 30, 2017 compared to the net unrealized loss of $691 thousand at December 31, 2016.

Our loan to deposit ratio was 86.21% at September 30, 2017 and 84.52% at December 31, 2016. We anticipate this ratio to drop below 85% in the near future.

Available third-party sources of liquidity at September 30, 2017 include the following: a line of credit with the Federal Home Loan Bank of Atlanta, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We also had the ability to borrow $10.0 million in unsecured federal funds as of September 30, 2017, which gives us an additional source of liquidity.

At September 30, 2017, we had borrowings from the Federal Home Loan Bank (“FHLB”) totaling $7.9 million as compared to $13.8 million at December 31, 2016. The decrease of $5.9 million was due to a $5.0 million borrowing that matured in March 2017 and $900 thousand in regularly scheduled principal payments on the other borrowings. None of the FHLB advances are overnight borrowings and therefore none of the advances is subject to daily interest rate changes. At September 30, 2017, $900 thousand of these borrowings had fixed interest rates with an average rate of 4.07%, and a maturity date in 2018. In June 2016 the Bank borrowed $2.0 million with a maturity date in the year 2019 and $5.0 million with a maturity date in the year 2021. Both borrowings have fixed interest rates and interest is payable monthly, with an interest rate of 0.99% on the $2.0 million borrowing and an interest rate of 1.38% on the $5.0 million borrowing.

We have used our line of credit with the FHLB to issue a letters of credit for $17.0 million to the Treasury Board of Virginia as collateral on public deposits. An additional $121.8 million was available on September 30, 2017 on the $146.6 million line of credit, which is secured by a blanket lien on our residential real estate loans.

We have access to the brokered deposits market. Currently we have $2.7 million in 10-year term time deposits comprised of $3 thousand incremental deposits which yield an interest rate of 4.10%. With the exception of Certificate of Deposit Registry Service (“CDARS”) time deposits, we have no other brokered deposits. As of September 30, 2017 we had no CDARS one way buys outstanding.

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

The bank holding company has $291 thousand in cash on deposit at the Bank as of September 30, 2017. These funds will be used to pay operating expenses and trust preferred interest payments. The Company is making quarterly interest payments on the trust preferred securities.

During the capital raise in 2012, common stock warrants were issued to investors. The warrants are immediately exercisable through December 2017 at a price of $1.75 per share. 2,175 warrants were exercised during the first nine months of 2017 and the number of warrants outstanding at September 30, 2017 was 879,803. During the month of October 2017, 528,102 warrants were exercised and the number of warrants outstanding at October 31, 2017 was 351,701. The exercised warrants in October 2017 increased cash at the holding company by $924 thousand. If the remaining 351,701 warrants are exercised, additional funds will be received by the Company, which provides potentially up to an additional $615 thousand in liquidity and capital to the holding company.

Off Balance Sheet Items and Contractual Obligations

As discussed in Note 11, “Sale and Leaseback Transactions,” in connection with the sale of the four properties referenced in the Note by the Bank to Good Steward, the Bank on May 31, 2017 entered into commercial lease agreements to lease back the properties (the “Leases”) from Good Steward in order for the Bank to continue to service customers from these locations.  The Leases, which commenced on June 1, 2017, provide the Bank with use of the properties for an initial term of fifteen (15) years.  Base rent payments for years 1 through 5 of the Leases are approximately $417 thousand a year.  The base rent payments will increase by 8% for years 6 through 10 of the Leases and then by another 8% for years 11 through 15 of the Leases.  The Bank has the option to renew the Leases five (5) times and each renewal would be for a term of five (5) years.  The base rent for the renewals would be negotiated at the time the renewal option is exercised by the Bank.  While the cash lease payments are currently $417 thousand a year, the Company is required to straight-line the expense over the initial term of fifteen (15) years.  As a result, the annual lease expense will be approximately $451 thousand.

Other than the lease transactions discussed above, there have been no other material changes during the nine months ended September 30, 2017 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In conjunction with the departure of Mr. Kenneth Hart, New Peoples former Chief Executive Officer, New Peoples entered into a separation agreement with him. Mr. Hart originally filed suit alleging various breaches by New Peoples related to this and earlier agreements between the parties, which was nonsuited in April 2016 for failure to serve.  He then refiled the suit on October 7, 2016 providing him another 12 months to have the New Peoples served.  On October 3, 2017, New Peoples was served with the current complaint for breach of contract which is substantially the same as his original suit. Mr. Hart is asking the court for an award of $1.5 million plus interest, alleging a breach by New Peoples of these various agreements with Mr. Hart.

New Peoples filed a “demurrer” to the complaint, asking that the suit be dismissed, on October 23, 2017. New Peoples believes that there is no merit to this suit or these claims, which are based on conduct that occurred in 2010, and that the suit is a reaction to a judgment of over a million dollars awarded in favor of New Peoples and against Mr. Hart in a separate matter. The Court has not yet ruled on this motion to dismiss. Should this suit not be dismissed New Peoples intends to defend the matter vigorously to its conclusion and does not believe Mr. Hart’s claims will be successful.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	November 14, 2017

By:	/s/ FRANK SEXTON, JR.
Frank Sexton, Jr.
Executive Vice President, Chief Operating Officer
and Interim Chief Financial Officer

Date:	November 14, 2017

Index of Exhibits

No.	Description
2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
10.11*	Employment Agreement dated December 1, 2016 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2016).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

___________________

* Denotes management contract.

