Form 10-K
period 2017-12-31
NEW PEOPLES BANKSHARES INC
filed 2018-03-23
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales prices of $1.71 per share on the last business day of the second quarter of 2017 was $17,123,287.

The number of shares outstanding of the registrant’s common stock was 23,922,086 as of March 22, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

The Proxy Statement for New Peoples Bankshares, Inc’s 2018 Annual Meeting to Shareholders, is incorporated into Items 10 through 14 of this form 10-K.

PART I

Item 1.	Business

General

New Peoples Bankshares, Inc. (New Peoples or Company) is a Virginia financial holding company headquartered in Honaker, Virginia. From January 1, 2009 to March 3, 2016, New Peoples was a bank holding company. On March 4, 2016 the Federal Reserve Bank of Richmond approved New Peoples’s election to become a financial holding company. Our business is conducted primarily through New Peoples Bank, Inc., a Virginia banking corporation (the Bank). The Bank has a division doing business as New Peoples Financial Services which offers investment services through its broker-dealer relationship with Infinex Investments, Inc. NPB Insurance Services, Inc. (NPB Insurance) is a subsidiary of the Bank and generates revenue through the referral of insurance services.

The Bank, headquartered in Honaker, Virginia, offers a range of banking and related financial services focused primarily on serving individuals, small to medium size businesses, and the professional community. We strive to serve the banking needs of our customers while developing personal, hometown relationships with them. Our board of directors believes that marketing customized banking services enables us to establish a niche in the financial services marketplace where we do business.

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

In June 2003, New Peoples formed two new wholly-owned subsidiaries, NPB Financial Services, Inc. (renamed NPB Insurance Services, Inc. in June 2012) and NPB Web Services, Inc. (NPB Web), an inactive web design and hosting company.

The Bank, through its division New Peoples Financial services, offers fixed and variable annuities, fee based asset management and other investment products through a broker/dealer relationship with Infinex Investments, Inc.

In July 2004, NPB Capital Trust I was formed by New Peoples to issue $11.3 million in trust preferred securities.

In September 2006, NPB Capital Trust 2 was formed by New Peoples to issue $5.2 million in trust preferred securities.

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

Branch Locations

After a period of significant branch expansion between 2000 and 2008, we have consolidated some of our branch operations to improve efficiency. Currently, in addition to our headquarters in Honaker, Virginia we have 17 full service branches located in Abingdon, Virginia; Big Stone Gap, Virginia; Bluefield, Virginia; Bristol, Virginia; Castlewood, Virginia; Chilhowie, Virginia; Clintwood, Virginia; Gate City, Virginia; Grundy, Virginia; Haysi, Virginia; Lebanon, Virginia; Pounding Mill, Virginia; Tazewell, Virginia; Weber City, Virginia; Wise, Virginia; Princeton, West Virginia; and Kingsport, Tennessee. We have 1 limited services branch in Pound, Virginia. In July 2016, a loan production office was opened in Jonesborough, Tennessee.

Our Market Areas

Our primary market area consists of southwestern Virginia, southern West Virginia and northeastern Tennessee. Specifically, we operate in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, Wise, and Smyth; Mercer county in southern West Virginia and the northeastern Tennessee counties of Sullivan and Washington (collectively, the “Tri-State Area”). The close proximity and mobile nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia and Tennessee place these markets within our Bank’s targeted trade area, as well.

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

Internet Site

We have our internet banking site at www.newpeoplesbank.com. The site includes a customer service area that contains branch and ITM locations, product descriptions and current interest rates offered on deposit accounts. Customers with internet access can apply for loans, open deposit accounts online, access account balances, make transfers between accounts, enter stop payment orders, order checks, and use an optional bill paying service.

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

Banking Services

General. We accept deposits, make consumer and commercial loans, issue drafts, and provide other services customarily offered by a commercial bank, such as business and personal checking and savings accounts, walk-up tellers, drive-in windows, and 24-hour interactive teller machines. The Bank is a member of the Federal Reserve System and its deposits are insured under the Federal Deposit Insurance Act (the FDIA) to the maximum limit.

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

Our lending activities are subject to a variety of lending limits imposed by state law. While differing limits may apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), the Bank generally is subject to a loans-to-one-borrower limit of an amount equal to 15% of its capital and surplus plus the allowance for loan losses. The Bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit.

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

Loans by type as a percentage of total loans are as follows:

	December 31,
	2017	2016	2015	2014	2013
Commercial, financial and agricultural	13.35%	11.75%	10.76%	10.99%	11.70%
Real estate – construction	5.80%	5.50%	3.33%	3.37%	4.55%
Real estate – commercial	24.89%	22.05%	22.34%	23.62%	25.59%
Real estate – residential	51.59%	55.97%	58.00%	56.37%	52.87%
Installment loans to individuals	4.37%	4.73%	5.57%	5.65%	5.29%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. To manage these risks, our underwriting guidelines generally require us to secure commercial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, we actively monitor certain measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

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

Deposits. We offer a variety of deposit products for both individual and business customers. These include demand deposit, interest-bearing demand deposit, savings deposit, health savings, and money market deposit accounts. In addition, we offer certificates of deposit with terms ranging from 7 days to 60 months and individual retirement accounts with terms ranging from 12 months to 60 months.

Investment Services. We offer a variety of investment services for both individual and business customers. These services include fixed income products, variable annuities, mutual funds, indexed certificates of deposit, individual retirement accounts, long term care insurance, employee group benefit plans, college savings plans, financial planning, managed money accounts, and estate planning. We offer these services through our broker-dealer relationship with Infinex Investments, Inc.

Other Bank Services. Other bank services include safe deposit boxes, cashier’s checks, certain cash management services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer ATM card services that can be used by our customers throughout our service area and other regions. We also offer consumer and commercial VISA credit card services. Electronic banking services include debit cards, internet banking, telephone banking, mobile banking, remote deposit capture, and wire transfers.

We do not presently anticipate obtaining trust powers, but we are able to provide similar services through our affiliation with Infinex Investments, Inc..

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

Competition in the market area for loans to small businesses and professionals, the Bank’s target market, is intense, and pricing is important. Many of our larger competitors have substantially greater resources and lending limits than we have. They offer certain services, such as extensive and established branch networks and trust services that we do not expect to provide or will not provide in the near future. Moreover, larger institutions operating in the market area have access to borrowed funds at lower costs than are available to us. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we may have to pay above-market rates to attract or retain deposits.

While pricing is important, our principal method of competition is service. As a community banking organization, we strive to serve the banking needs of our customers while developing personal, hometown relationships with them. As a result, we provide a significant amount of service and a range of products without the fees that customers can expect from larger banking institutions.

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2017, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows: Russell County, VA – 25.82%, Scott County, VA – 35.05%, Dickenson County, VA – 28.01%, Tazewell County, VA – 9.32%, Smyth County, VA – 3.72%, Buchanan County, VA – 9.33%, Wise County, VA – 11.31%, Washington County, VA – 2.76%, and the City of Bristol, VA – 1.76%, Mercer County, WV – 5.67%, and City of Kingsport, TN – 1.18%.

Employees

As of December 31, 2017, we had 262 total employees, of which 248 were full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

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

Financial Holding Company. As of March 4, 2016 the Company qualified as a financial holding company (“FHC”). The Gramm-Leach-Bliley Act created this category of bank holding companies. FHC’s may directly or indirectly through subsidiaries engage in financial activities and activities “incidental” or “complementary” to financial activities. Generally, a FHC need not give prior notice of acquisitions or activities, but must notify the Federal Reserve within 30 days after the event.

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

Capital Adequacy. The final rule adopted by the federal banking regulators in 2013 implementing the Basel III regulatory capital reforms established new prompt corrective action requirements for all banks and includes a new Common Equity Tier 1 (“CET1”) risk-based capital measure.  Because the Company is considered a “small bank holding company” by the Federal Reserve, the new regulatory capital requirements apply only to the Bank. The risk-based capital and leverage capital requirements under the final rule are set forth in the following table:

	Total Risk	Tier 1 Risk	CET1 Risk
	Based Capital	Based Capital	Based Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Well Capitalized	≥ 10%	≥ 8%	≥ 6.5%	≥ 5%
Adequately Capitalized	≥ 8%	≥ 6%	≥ 4.5%	≥ 4%
Undercapitalized	≥ 8%	≥ 6%	≥ 4.5%	≥ 4%
Significantly Undercapitalized	≥ 6%	≥ 4%	≥ 3%	≥ 3%
Critically Undercapitalized	Tangible equity to total assets ≤ 2%

The final rule also sets forth a capital ratio phase-in schedule. The phase-in provisions for banks with $250 billion or less in total assets are set forth in the following table:

	Effective as of January 1,
	2016	2017	2018	2019
Minimum Leverage Ratio	4.00%	4.00%	4.00%	4.00%
Minimum CET1 Risk Based Capital Ratio	4.50%	4.50%	4.50%	4.50%
Capital Conservation Buffer (1)	0.625%	1.25%	1.875%	2.50%
Minimum Tier CET1 Risk Based Capital Ratio with Capital Conservation Buffer	5.125%	5.75%	6.375%	7.00%
Minimum Tier 1 Risk Based Capital Ratio	6.00%	6.00%	6.00%	6.00%
Minimum Tier 1 Risk Based Capital Ratio with Capital Conservation Buffer	6.625%	7.25%	7.875%	8.50%
Minimum Total Risk Based Capital Ratio	8.00%	8.00%	8.00%	8.00%
Minimum Total Risk Based Capital Ratio with Capital Conservation Buffer	8.625%	9.25%	9.875%	10.50%

(1)	The capital conservation buffer must be maintained in order for a banking organization to avoid being subject to limitations on capital distributions, including dividend payments, and discretionary bonus payments to executive officers.

The final rule includes comprehensive guidance with respect to the measurement of risk-weighted assets.  For residential mortgages, Basel III retains the risk-weights contained in the current capital rules which assign a risk-weight of 50% to most first-lien exposures and 100% to other residential mortgage exposures.  The final rule increases the risk-weights associated with certain on-balance sheet assets, such as high volatility commercial real estate loans, and loans that are more than 90 days past due or in nonaccrual status. Capital requirements also increase for certain off-balance sheet exposures including, for example, loan commitments with an original maturity of one year or less.

Under the final rule, certain banking organizations, including the Company and the Bank, are permitted to make a one-time election to continue the current treatment of excluding from regulatory capital most accumulated other comprehensive income (“AOCI”) components, including amounts relating to unrealized gains and losses on available-for-sale debt securities and amounts attributable to defined benefit post-retirement plans.  Institutions that elect to exclude most AOCI components from regulatory capital under Basel III will be able to avoid volatility that would otherwise be caused by things such as the impact of fluctuations in interest rates on the fair value of available-for-sale debt securities.  The Company and the Bank elected to exclude AOCI components from regulatory capital under Basel III.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits and certain other restrictions on its business. As described below, the FDIC can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements as set forth above.

The FDIA requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements as set forth above. Generally, a receiver or conservator for a bank that is “critically undercapitalized” must be appointed within specific time frames. The regulations also provide that a capital restoration plan must be filed within 45 days of the date a bank is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for a bank required to submit a capital restoration plan must guarantee the lesser of (i) an amount equal to 5% of the bank’s assets at the time it was notified or deemed to be undercapitalized by a regulator, or (ii) the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the bank is notified that it has maintained adequately capitalized status for specified time periods. Additional measures with respect to undercapitalized institutions include a prohibition on capital distributions, growth limits and restrictions on activities.

For further detail on capital and capital ratios see discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections, “Capital Resources” and “Liquidity,” contained in Item 7, and in Note 22, “Capital,” to the accompanying Consolidated Financial Statements contained in Item 8.

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

For example, the GLBA permits unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies, which can engage in a broad range of financial services including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, a bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. On March 4, 2016 the Federal Reserve Bank of Richmond approved New Peoples’s election to convert to a financial holding company.

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

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2017, the Company's net investment in premises and equipment in service was $26.1 million. Our main office and operations center is located in Honaker, Virginia. This location contains a full service branch, and our administration and operations center.

The Bank owns 14 of its full service branches, including its headquarter office, and its 1 limited service branch, as well as its loan production office in Tennessee. The locations of these branches are described in Item 1. On May 31, 2017, the Bank sold its Abingdon, Bristol, Gate City and Castlewood, Virginia properties and as a result recognized a gain of $2.6 million. In connection with the sale of the four properties, the Bank on May 31, 2017 entered into commercial lease agreements for the properties (the “Leases”), which allowed the Bank to continue to service customers from these locations. The Leases, which commenced on June 1, 2017, provide the Bank with use of the properties for an initial term of fifteen (15) years. Base rent payments for years 1 through 5 of the Leases are approximately $417 thousand a year. For additional discussion of these leases see Note Note 17, Leasing Activities, in Notes to the Consolidated Financial Statements.

The Bank owns a location in Dungannon, Virginia that is now currently being leased, but was formerly used as a branch until its closure during 2010. The Bank owns additional property in Princeton, West Virginia that currently serves as an administration office. In December 2017, approval was obtained to open this location as a full service branch location. It is anticipated that the location will open as a full service branch during the 1st quarter of 2018.

The Bank entered into a commercial lease for office space in Kingsport, TN for use as a loan production office, which is expected to open during the 1st Quarter of 2018. For additional discussion of this lease see Note 17, Leasing Activities, in Notes to the Consolidated Financial Statements.

The Norton office formerly a bank branch now serves as an administrative office. In November 2015, we purchased a building in Bristol, Virginia which began use as an operations office for our Interactive Teller Machine network starting in April 2016. In July 2016, the Jonesborough office, another closed bank branch, was reopened as a loan production office of the Bank. Four other closed branches (Bland, Bluewell, Bristol, and Jonesville) are vacant and may be used for future banking offices again.

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

On June 24, 2015 New Peoples Bank filed an Amended Complaint in the Circuit Court of Russell County Virginia against Arthur Wayne Bostic, Michael W. Bostic, Sr. and Jeffrey C. Bostic to enforce guarantees of loans made to Bostic Ford Sales, Inc. and seeking judgment against the guarantors for $1,427,709.76 with interest and legal fees.  On July 24, 2015 Arthur Bostic filed a counterclaim against New Peoples Bank asserting lender liability theories of recovery.  On March 8, 2016 Michael Bostic, Sr. and Jeffrey Bostic filed similar counterclaims against New Peoples Bank.  In January 2018, the parties reached a settlement in the matter resolving all claims asserted by New Peoples against the guarantors and all claims asserted against New Peoples by the guarantors.  An order dismissing all claims with prejudice was entered on February 7, 2018. This settlement had no material financial impact on our financial condition or results of operations.

In 2015, New Peoples Bank filed suit in the Circuit Court for Washington County, Virginia, seeking payment from Ms. Sandra Campbell due to breach of a promissory note executed in 2013. Ms. Campbell asserted a Counterclaim alleging that the Bank’s requirement that she provide her personal guaranty on a loan sought by her husband’s company was a violation of the Equal Credit Opportunity Act. The counterclaim seeks damages in the amount of $825,000. The Bank filed a motion for summary judgment in its favor on its Complaint and as to Defendant’s Counterclaim in May 2016. A hearing has not yet been held on this motion. If the matter is not dismissed, the Bank plans a vigorous defense and does not believe that Ms. Campbell’s claims will be successful.

In conjunction with the departure of Mr. Kenneth Hart, New Peoples’ former Chief Executive Officer, New Peoples entered into a separation agreement with him. Mr. Hart originally filed suit alleging various breaches by the Company and the Bank related to this and earlier agreements between the parties, which action was dismissed in April 2016 for failure to serve. He then refiled the suit on October 7, 2016, providing him another 12 months to have the Company and the Bank served. On October 3, 2017, the Company and Bank were served with the current complaint for breach of contract which is substantially the same as his original suit. Mr. Hart is asking the Court for an award of $1.5 million plus interest alleging a breach by the Company and the Bank of these various agreements with Mr. Hart. New Peoples filed a “demurrer” to the complaint, asking that the suit be dismissed, on October 23, 2017. New Peoples believes there is no merit to this suit or these claims which are based on conduct that occurred in 2010, and that the suit is a reaction to a judgment of over a million dollars awarded in favor of the Bank and against Mr. Hart in a separate matter. The Court has not yet ruled on this motion to dismiss. Should this suit not be dismissed, New Peoples intends to defend the matter vigorously to its conclusion and does not believe Mr. Hart’s claims will be successful.

Jonathan Mullins, is a former President and Chief Executive Officer of New Peoples who departed in December 2014. In 2017 he filed a Complaint in the Circuit Court of Russell County, Virginia against New Peoples Bank. This is his second lawsuit against the Bank (the first was dismissed), and he seeks payment of deferred compensation pursuant to a 2009 agreement made with the Board of Directors, in which he alleges it agreed to payments of $50,000/year for 15 years beginning at age 65. At the time Mullins’ severance agreement was negotiated, the Bank determined that the accrued value of the deferred compensation at that time was $144,445. Mullins seeks either the $50,000 annual payments when he reaches age 65 or a lump sum payment of $144,445 with prejudgment interest from December 2014, along with $20,000 in severance pay and accrued leave. New Peoples filed its “demurrer” to this lawsuit in January 2018, requesting dismissal. The demurrer argues that the Bank cannot make these payments to Plaintiff in compliance with federal law, and therefore, Mullins’ case must be dismissed. A hearing has not been set on this motion. If the matter is not dismissed, New Peoples intends to defend the matter vigorously to its conclusion and does not believe that Mr. Mullin’s claims will be successful.

In November 2017, Keith Carroll filed a complaint against New Peoples Bank in the United States District Court for the Western District of Virginia alleging violations of the Americans with Disabilities Act (the “ADA”). He has filed essentially the same lawsuit in multiple Virginia federal court divisions, alleging violations of the ADA against various banks and credit unions. Mr. Carroll is a blind individual and asserts that he attempted to do business with the Bank through its website, which he claims was inaccessible to him due to his disability. Mr. Carroll seeks injunctive relief and unspecified monetary damages, to include costs and attorneys’ fees. The Bank filed a Motion to Dismiss these claims. One of Mr. Carroll’s cases filed in the Eastern District of Virginia was recently dismissed on numerous grounds, including the ground that websites are not “places of public accommodation under the ADA,” and that even if they were, no regulations currently exist to govern them as such. The Bank has requested dismissal of this case for the same reason, among others. A hearing on the Bank’s motion is set for March 21, 2018. If the matter is not resolved on motions, New Peoples intends to defend the matter vigorously to its conclusion.

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

	2017		2016
	High	Low	High	Low
1st quarter	$ 1.79	$ 1.64	$ 1.55	$ 1.36
2nd quarter	1.74	1.60	1.60	1.41
3rd quarter	1.80	1.70	1.55	1.45
4th quarter	2.40	1.77	1.75	1.55

The most recent sales price of which management is aware was $2.00 per share on March 22, 2018.

(b)       Holders

On March 21, 2018, there were approximately 4,429 shareholders of record.

(c)       Dividends

In order to preserve capital we have not paid cash dividends to our shareholders. Any declaration of dividends in the future will depend on our earnings, capital requirements, growth strategies, and compliance with regulatory mandates principally at the Bank level since the Company’s primary source of income is dividends which it would receive from the Bank. We are subject to certain dividend restrictions and capital requirements imposed by the Federal Reserve Bank as well as Virginia banking statutes and regulations. We do not anticipate paying a dividend on our common stock in the forseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable. See Note 16 and Note 22 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2017 and 2016 as well as results of operations for the years ended December 31, 2017 and 2016. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

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

Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company has provided a valuation allowance on its net deferred tax assets where it is more likely than not such assets will not be realized. At December 31, 2017, the Company had no valuation allowance on its net deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax postion will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. For further discussion of the deferred tax asset and valuation allowance, we refer you to the section on “Deferred Tax Assets and Income Taxes” in this discussion.

The Company early adopted ASU No. 2016-02 Leases (Topic 842). This ASU revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions.

For further discussion of our other critical accounting policies, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements, found in Item 8 to this annual report on Form 10-K.

Cyber Security

The Company, primarily through the Bank, depends on its ability to continuously process, record and monitor a large number of customer transactions and customer, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, its and its subsidiaries’ operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Although the Company has business continuity plans and other safeguards in place, disruptions or failures in the physical infrastructure or operating systems that support its businesses and customers, or cyber attacks or security breaches of the networks, systems or devices on which customers’ personal information is stored and that customers use to access the Company’s and its subsidiaries products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect the Company’s results of operations or financial condition.

Although to date the Company has not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that it or its subsidiaries will not suffer such losses in the future. The Company’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served. As a result, cybersecurity and the continued development and enhancement of the Company’s controls, processes and practices designed to protect its and its subsidiaries systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.

In late February 2018, the SEC issued guidelines governing the manner in which public companies report cybersecurity breaches to investors. The federal bank regulatory agencies and state laws govern the manner in which banks report cybersecurity breaches to affected customers.

Overview

At December 31, 2017, total assets were $666.7 million, total loans were $513.0 million, and total deposits were $582.5 million. The Company‘s consolidated net income for the year ended December 31, 2017 was $3.1 million, or basic income per share of $0.13 as compared to a net income of $958 thousand, or basic income per share of $0.04, for the year ended December 31, 2016. This is an increase of $2.1 million, or $0.09 per share. This increase was mainly driven by an increase in net interest income of $1.1 million and a non-recurring gain of $2.6 million recognized on sale and lease back transactions. We also had a provision for loan losses of $450 thousand for 2017 as compared to a negative provision for loan losses of $500 thousand for 2016. Net interest income, increased $1.1 million, or 4.85%, from 2016 to 2017. This increase in net interest income is due primarily to the $1.5 million increase in interest and fees on loans, due to increased loan volume during 2017. Noninterest expenses showed a slight increase of $360 thousand to $28.9 million in 2017. The Company’s key performance indicators are as follows:

	December 31,
	2017	2016

Return on average assets	0.47%	0.15%
Return on average equity	6.30%	2.00%
Average equity to average assets ratio	7.52%	7.59%

Highlights from the year 2017 include:

·	Loans increased $44.4 million, or 9.48%;
·	Provision for loan losses of $450,000 for 2017 as compared to a negative provision for loan losses of $500 thousand for 2016;
·	Gain of $2.6 million recognized on sale and leaseback transactions;
·	Net income tax expense of $144 thousand was recorded, consisting of $5.5 million in federal tax expense, which included $4.0 million due to changes in deferred tax assets resulting from the enactment of the Tax Cuts and Jobs Act in December, and a $318 thousand dollar tax penalty related to the surrender of several bank owned life insurance policies. This expense was largely offset by the reversal of a previously recorded valuation allowance of $5.3 million against the deferred tax asset due to improved earnings;
·	Decrease in nonperforming assets of $9.7 million, or 40.05%;
·	Deposits increased $28.1 million, or 5.07%;
·	Net interest margin of 3.94%;
·	Stock Warrants on 636,364 common shares were exercised in 2017, resulting in additional capital of $1.1 million; and,
·	Book value per share of $2.13 as of December 31, 2017.

Total assets increased $32.4 million in 2017, or 5.10%, from $634.3 million at December 31, 2016. Loans showed an increase of $44.4 million, or 9.48%, as a result of our efforts to grow the loan portfolio. Going forward, we anticipate total assets increasing due to our plan to conservatively and prudently grow the loan portfolio, as we were able to accomplish in 2017. OREO decreased $3.8 million, or 35.63%, in 2017 to $6.9 million at December 31, 2017 from $10.7 million at December 31, 2016. Bank owned life insurance decreased $7.8 million due largely to the surrender of several low yielding policies during the fourth quarter of 2017.

On the liability side of the balance sheet, total deposits increased $28.1 million, or 5.07%, to $582.5 million. We anticipate total deposits to increase as we focus on growth in the future. Time deposits increased $24.5 million, or 9.89%, to $272.3 million at December 31, 2017. FHLB advances decreased $6.2 million to $7.6 million while trust preferred securities remained unchanged at $16.5 million.

As a result of the discussed sale and leaseback transactions, the Company recognized right-to-use assets – operating leases of approximately $5.3 million, along with corresponding lease liabilities of approximately $5.3 million effectively offsetting the balance sheet affect of these transactions. This accounting treatment resulted from the early adoption of ASU No. 2016-02 Leases (Topic 842). This ASU revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions.

Total equity was $51.0 million at December 31, 2017, an increase of $4.1 million, or 8.65%. The Bank’s capital ratios at December 31, 2017 as compared to December 31, 2016, respectively were as follows: Tier 1 leverage ratio of 9.56% versus 9.93%; Tier 1 risk based capital ratio of 14.05% versus 15.39%; total risk based capital ratio of 15.30% versus 16.64%; and common equity Tier 1 capital ratio of 14.05% versus 15.39%. The Bank is considered well-capitalized under regulatory guidelines.

Expenses related to other real estate owned properties were $1.4 million in 2017 compared to $2.2 million in 2016. During 2017 we recorded writedowns on other real estate owned properties in the amount of $758 thousand to $1.4 million in 2016. During 2017 we had a net loss on the sale of other real estate owned of $64 thousand compared to a net gain of $221 thousand in 2016.

Total loans increased $44.4 million in 2017, or 9.47%, to $513.0 million at December 31, 2017 as compared to $468.6 million at December 31, 2016. The main driver in this increase in total loans is our strategy is to grow the loan portfolio. To assist in these efforts, we added several commercial lenders, during 2016 and 2017, mostly focused in the Tri-Cities market of Bristol, VA and TN, Kingsport, TN, and Johnson City, TN. We expect the trend in total loan growth we have experienced in 2017 to continue at least in the near term, subject to economic conditions, customer demand, and competition in our markets.

Asset quality continued to improve during 2017, as OREO and nonaccrual loans both decreased in 2017. Nonperforming assets, which include nonaccrual loans, loans past due 90 days or greater still accruing interest, and other real estate owned, decreased $9.7 million, or 40.05%, from $24.1 million to $14.4 million during 2017. $3.9 million of this decrease was the result of 65 nonperforming loans which were sold to further reduce the high level of nonaccrual loans with proceeds of $3.6 million received. Total nonperforming assets represented 2.16% and 3.79% of total assets at December 31, 2017 and December 31, 2016, respectively. There were no loans past due 90 days or greater and still accruing interest at December 31, 2017 or 2016. The makeup of these assets are primarily loans secured by commercial real estate, residential mortgages, and farmland as well as other real estate owned properties. We continue undertaking extensive and more aggressive measures to work out problem credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Our allowance for loan losses at December 31, 2017 was $6.2 million, or 1.21% of total loans, as compared to $6.1 million, or 1.30% of total loans at December 31, 2016. Impaired loans decreased $1.8 million, or 12.3%, to $12.6 million with an estimated allowance of $1.2 million for potential losses at December 31, 2017 as compared to $14.4 million in impaired loans with an estimated allowance of $552 thousand at the end of 2016. A provision for loan losses of $450 thousand was recorded in 2017, while a negative provision of $500 thousand was recorded in 2016. Net loans charged off decreased in 2017 as they were $326 thousand, or 0.07% of average loans, compared to $921 thousand, or 0.20% of average loans, in 2016. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income, increased $1.1 million, or 4.85% from 2017 to 2016. The increase in net interest income is due primarily to the $1.6 million increase in interest income on loans during 2017, due to increased loan volume during 2017. While we have been successful in our strategy to grow the loan portfolio, renewed loans are repricing at lower interest rates and new loans are being booked at lower interest rates due to competitive pressures. With new commercial lenders added during 2017, we believe, going forward, new increased volume will outpace the monthly loan paydowns and maturities. Investment interest income remained comparable at $1.5 million in 2017 and 2016. The increase in interest income was offset by a $593 thousand increase in interest expense on time deposits, as a result of our time deposits re-pricing at higher interest rates at maturity, and an increase in the volume of higher cost time deposits.

Nonaccrual loans were $7.6 million at December 31, 2017 compared to $13.4 million at December 31, 2016. This represents a decrease of $5.8 million, or 43.57%. In 2017, 65 nonperforming loans totaling $3.9 million were sold to further reduce the high level of nonaccrual loans with proceeds of $3.6 million received. Charge offs of $256 thousand associated with the sold nonperforming loans were realized and fully absorbed by the allowance for loan losses during 2017. Although nonaccrual loans decreased during 2017, the continued high volume of nonaccrual loans negatively affects interest income as these loans are nonearning assets. Interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on nonaccrual status. If the impaired loan is not on nonaccrual status, the interest income on the loan is computed using the effective interest method. When doubt about the collectability of a loan exists, it is the Bank’s policy to stop accruing interest on that loan under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when conditions indicate that payment of principal and interest can no longer be expected, or (c) when any such loan becomes delinquent for 90 days and is not both well secured and in the process of collection. All interest accrued but not collected on loans that are placed on nonaccrual or charged off are reversed against interest income in the current period except in the case of a nonaccrual loan that is well secured and in the process of collection, in which case, the interest accrued but not collected is not reversed. The interest on these loans is accounted for on the cash basis or cost-recovery method until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six consecutive timely payments are made, and prospects for future contractual payments are reasonably assured.

Our net interest margin increased two basis points to 3.94% for the year ended December 31, 2017 compared to 3.92% for the same period in 2016. Unless we are able to increase the volume of our interest-earning assets going forward, we may experience compression on the net interest margin as new and renewed loans are often being repriced at lower interest rates while we anticipate a slight increase on interest rates paid on deposits, particularly time deposits.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis
Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)
	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1), (2), (3)	$488,425	$24,163	4.95%	$457,266	$22,644	4.95%	$445,839	$23,671	5.31%
Federal funds sold	75	1	1.33%	14	-	0.00%	777	2	0.26%
Interest bearing deposits	15,735	192	1.22%	12,835	84	0.65%	23,258	91	0.39%
Other investments (3)	75,069	1,637	2.18%	84,080	1,618	1.92%	104,727	1,891	1.81%
Total Earning Assets	579,304	25,993	4.49%	554,195	24,346	4.39%	574,601	25,655	4.46%
Less: Allowance for loans losses	(6,136)			(6,849)			(9,063)
Non-earning assets	79,107			83,030			80,609
Total Assets	$652,275			$630,376			$646,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$35,235	$48	0.14%	$39,834	$50	0.13%	$31,334	$37	0.12%
Savings	119,849	180	0.15%	115,213	166	0.14%	119,606	173	0.14%
Time deposits	260,963	2,241	0.86%	250,296	1,742	0.70%	277,747	2,259	0.81%
Other Borrowings	9,830	151	1.54%	8,508	154	1.81%	3,577	145	4.05%
Trust Preferred Securities	16,496	593	3.59%	16,496	508	3.08%	16,496	440	2.67%
Total interest bearing liabilities	442,373	3,213	0.73%	430,347	2,620	0.61%	448,760	3,054	0.68%
Non-interest bearing deposits	154,356			149,350			150,061
Other liabilities	6,468			2,849			2,574
Total Liabilities	603,197			582,546			601,395
Stockholders’ Equity	49,078			47,830			44,752
Total Liabilities and Stockholders’ Equity	$652,275			$630,376			$646,147
Net Interest Income		$22,780			$21,726			$22,601
Net Interest Margin			3.94%			3.92%			3.93%
Net Interest Spread			3.76%			3.78%			3.78%

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

Volume and Rate Analysis
(Dollars in thousands)
2017 Compared to 2016	2016 Compared to 2015
Increase (Decrease)	Increase (Decrease)

	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$1,543	$(24)	$1,519	$607	$(1,634)	$(1,027)
Federal funds sold		1	1	(2)	-	(2)
Interest bearing deposits	19	89	108	(41)	34	(7)
Other investments	(173)	192	19	(373)	100	(273)
Total Earning Assets	1,389	258	1,647	191	(1,500)	(1,309)

Interest Bearing Liabilities:
Demand	(6)	4	(2)	10	3	13
Savings	7	7	14	(6)	(1)	(7)
All other time deposits	74	425	499	(223)	(294)	(517)
Other borrowings	24	(27)	(3)	200	(191)	9
Trust Preferred Securities	-	85	85	-	68	68
Total Interest Bearing Liabilities	99	494	593	(19)	(415)	(434)
Change in Net Interest Income	$1,290	$(236)	$1,054	$210	$(1,085)	$(875)

Loans

Our primary source of income comes from interest earned on loans. Total loans increased $44.4 million in 2017, or 9.47%, to $513.0 million at December 31, 2017 as compared to $468.6 million at December 31, 2016. Loans rated substandard decreased $6.4 million, or 35.09%, to $11.9 million at December 31, 2017 from $18.3 million at December 31, 2016. The main driver in this increase in total loans is our strategy to grow the loan portfolio. We expect the trend in total loan growth we have experienced in 2017 to continue at least in the near term, subject to economic conditions, customer demand, and competition in our markets.

Loans receivable outstanding are summarized as follows:

Loan Portfolio

December 31,

(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial, financial and agricultural	$68,506	$55,073	$47,490	$50,273	$57,704
Real estate – construction	29,763	25,755	14,672	15,439	22,421
Real estate – commercial	127,688	103,331	98,569	108,062	126,174
Real estate – residential	264,640	262,282	255,870	257,947	260,669
Installment loans to individuals	22,411	22,188	24,568	25,828	26,055
Total	$513,008	$468,629	$441,169	$457,549	$493,023

Our loan maturities as of December 31, 2017 are shown in the following table:

Maturities of Loans

(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$18,331	$31,671	$18,504	$68,506
Real estate – construction	3,968	8,079	17,716	29,763
Real estate – commercial	12,966	56,178	58,544	127,688
Real estate – residential	14,162	40,288	210,190	264,640
Installment loans to individuals	4,479	16,488	1,444	22,411
Total	$53,906	$152,704	$306,398	$513,008

Loans with fixed rates	$26,225	$135,528	$129,139	$290,892
Loans with variable rates	27,681	17,176	177,259	222,116
Total	$53,906	$152,704	$306,398	$513,008

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

The allowance for loan losses increased to $6.2 million at December 31, 2017 as compared to $6.1 million at December 31, 2016. The allowance for loan losses at the end of 2017 was approximately 1.21% of total loans as compared to 1.30% at the end of 2016. Provisions for loan losses of $450 thousand were recorded during 2017, while a negative provision of $500 thousand was recorded in 2016. Loans charged off, net of recoveries, decreased during 2017 as they were $326 thousand, or 0.07% of average loans, compared to $921 thousand, or 0.20% of average loans, in 2016. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Loans in non-accrual status present higher risks of default. We have experienced a decrease in nonaccrual loans in 2017. At December 31, 2017, there were 97 loans in non-accrual status totaling $7.6 million, or 1.47% of total loans. At December 31, 2016, there were 184 loans in non-accrual status totaling $13.4 million, or 2.86% of total loans. The amounts of interest that would have been recognized on these loans were $591 thousand and $639 thousand in the years 2017 and 2016, respectively. In 2017, 65 nonperforming loans totaling $3.9 million were sold to further reduce the high level of nonaccrual loans with proceeds of $3.6 million received. Charge offs of $256 thousand associated with the sold nonperforming loans were realized and fully absorbed by the allowance for loan losses during 2017. There were no loans past due 90 days or greater and still accruing interest at December 31, 2017 and 2016, respectively. We do not have any commitments to lend additional funds to non-performing debtors.

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

Commercial and commercial real estate loans are initially risk rated by the originating loan officer. If deterioration in the financial condition of the borrower and/or his or her capacity to repay the debt occur, the loan may be downgraded by the loan officer. Guidance for the risk rate grading is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are Pass, Special Mention, Substandard, Doubtful and Loss.

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

All loans classified as substandard, doubtful or loss are individually reviewed for impairment in accordance with ASC 310-10-35. In evaluating impairment, a current appraisal is generally used to determine if the collateral is sufficient. Appraisals are typically less than a year old and have to be independently reviewed to be relied upon. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable.  If this review determines that the appraisal is not reasonable, then a new appraisal is ordered. Impaired loans decreased to $12.6 million with $3.8 million requiring a valuation allowance of $1.2 million at December 31, 2017 as compared to $14.4 million with $5.6 million requiring a valuation allowance of $552 thousand at December 31, 2016. Management is aggressively working to reduce the impaired credits at minimal loss.

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

Following is a summary of non-accrual, past due loans greater than 90 days still accruing interest, and restructured loans:

Non-Accrual, Past Due, and Restructured Loans

(Dollars in thousands)

December 31,

	2017	2016	2015	2014	2013
Non-accruing loans
Commercial, financial and agricultural	$1,868	$1,086	$1,244	$6,554	$6,307
Real estate – construction	470	319	436	332	775
Real estate – commercial	2,035	3,403	4,358	6,222	16,098
Real estate – residential	3,143	8,521	8,768	8,707	5,023
Installment loans to individuals	48	76	41	46	104
Total Non-accruing loans	7,564	13,405	14,847	21,861	28,307
Loans past due 90 days or more and still accruing	—	—	—	—	1
Troubled debt restructurings (accruing)	4,932	7,310	7,198	4,249	5,563
Total	$12,496	$20,715	$22,045	$26,110	$33,871
Percent of total loans	2.44%	4.42%	5.00%	5.71%	6.87%

The above table includes $1.9 million and $2.3 million in nonaccrual loans as of December 31, 2017 and 2016, respectively, that have been classified as troubled debt restructurings. No troubled debt restructurings were past due 90 days or more and still accruing as of December 31, 2017 and 2016. There were $6.9 million in loans classified as troubled debt restructurings as of December 31, 2017, as compared to $9.6 million in loans classified as troubled debt restructurings as of December 31, 2016.

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

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

For the Years Ended December 31,

Activity	2017	2016	2015	2014	2013
Beginning Balance	$6,072	$7,493	$9,922	$13,080	$16,810
Provision charged to expense	450	(500)	(2,200)	—	550
Advances made on loans with off balance sheet provision	—	—	—	—	—
Loan Losses:
Commercial, financial and agricultural	(64)	(67)	(182)	(894)	(1,625)
Real estate – construction	(1)	(5)	(226)	(292)	(312)
Real estate – commercial	(179)	(557)	(724)	(2,190)	(2,811)
Real estate – residential	(714)	(738)	(1,127)	(1,104)	(1,143)
Installment loans to individuals	(147)	(83)	(101)	(79)	(153)
Total loan losses	(1,105)	(1,450)	(2,360)	(4,559)	(6,044)
Recoveries:
Commercial, financial and agricultural	519	172	1,629	550	169
Real estate – construction	—	26	215	236	452
Real estate – commercial	193	220	147	427	439
Real estate – residential	48	87	99	148	576
Installment loans to individuals	19	24	41	40	128
Total recoveries	779	529	2,131	1,401	1,764
Net charge offs	(326)	(921)	(229)	(3,158)	(4,280)
Balance at End of Period	$6,196	$6,072	$7,493	$9,922	$13,080
Net charge offs as a % of average loans	0.07%	0.20%	0.05%	0.67%	0.84%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 32% of the allowance to commercial real estate loans, which constituted 24.89% of our loan portfolio at December 31, 2017. This allocation increased when compared to the 27% in 2016 due to the $24.4 million increase in commercial real estate loans during the year. We have allocated 41% of the allowance to residential real estate loans, which constituted 51.59% of our loan portfolio at December 31, 2017. This allocation is comparable to the 43% allocation in 2016.

Both residential and commercial real estate loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 3% of the allowance to real estate construction loans, which constituted 5.80% of our loan portfolio at December 31, 2017. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Values may not always be easily ascertainable as evidenced by the current market conditions. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities.

We have allocated 18% of the allowance to commercial loans, which constituted 13.35% of our loan portfolio at December 31, 2017. Our allocation increased as a percentage of the allowance for loan losses due to the $13.4 million increase in commercial loans during 2017.

We have allocated 2% of the allowance to consumer installment loans, which constituted 4.37% of our loan portfolio at December 31, 2017, which was comparable to the 2% allocation we had in 2016.

The following table shows the balance and percentage of our allowance for loan losses (or “ALLL”) allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2013 through December 31, 2017

(Dollars in thousands)

	December 31, 2017			December 31, 2016			December 31, 2015
	Amount	% of ALLL	%of Loans	Amount	% of ALLL	%of Loans	Amount	% of ALLL	% of Loans
Commercial	$1,098	18%	13.35%	$622	10%	11.75%	$1,066	14%	10.76%
R/E–const.	191	3%	5.80%	346	6%	5.50%	332	4%	3.33%
R/E–comm.	1,989	32%	24.89%	1,625	27%	22.05%	2,384	36%	22.34%
R/E-resid.	2,506	41%	51.59%	2,617	43%	55.97%	2,669	32%	58.00%
Installment	156	2%	4.37%	123	2%	4.73%	128	2%	5.57%
Unallocated	256	4%		739	12%		914	12%
Total	$6,196	100%	100.00%	$6,072	100%	100.00%	$7,493	100%	100.00%

	December 31, 2014			December 31, 2013
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$1,496	15%	10.99%	$2,710	21%	11.70%
R/E-const.	199	2%	3.37%	1,184	9%	4.55%
R/E-comm.	4,418	45%	23.62%	5,203	40%	25.59%
R/E-resid.	2,726	27%	56.37%	3,449	26%	52.87%
Installment	171	2%	5.65%	153	1%	5.29%
Unallocated	912	9%		381	3%
Total	$9,922	100%	100.00%	$13,080	100%	100.00%

Other Real Estate Owned

Other real estate owned (“OREO”) decreased $3.8 million or 35.63%, to $6.9 million at December 31, 2017 from $10.7 million at December 31, 2016. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. Our aim is to reduce the level of OREO in order to reduce the level of nonperforming assets at the Bank, while keeping in mind the impact to earnings and capital. In both 2017 and 2016, pricing adjustments were made to make certain properties more marketable, which, in some cases, reduced the price below the fair value of the property (which is based on an appraisal less estimated disposition costs) or were the result of auctions on several of our older properties. During 2017, we recorded OREO writedowns of $758 thousand as compared to $1.4 million in 2016. Of the $758 thousand in OREO writedowns during 2017, $116 thousand of the writedowns were due to auctions we held on some of our OREO properties during the first half of 2017. Of the $1.4 million in OREO writedowns during 2016, $625 thousand of the writedowns were due to auctions we held on some of our OREO properties during the second half of 2016.

During 2017 we added $3.1 million in OREO properties as a result of settlement of foreclosed loans, offset by sales of $6.2 million with net losses totaling $64 thousand. During 2016, we added $4.5 million in OREO properties as a result of settlement of foreclosed loans, which was offset by sales of $5.0 million with net gains totaling $221 thousand. As previously discussed we have taken an aggressive approach toward liquidating properties to reduce our level of foreclosed properties by making pricing adjustments and holding auctions on some of our older properties. We expect to continue these efforts in 2018, which could result in additional losses, while reducing future carrying costs.

Although the properties remain for sale and are actively marketed, we do have lease agreements on certain other real estate owned properties which are generating rental income at market rates. Rental income on OREO properties was $232 thousand in 2017, a decrease of $15 thousand, or 6.07%, when compared to the $247 thousand recognized in 2016.

Investment Securities

Total investment securities increased $1.1 million, or 1.54%, to $71.1 million at December 31, 2017 from $70.0 million at December 31, 2016. All securities are classified as available-for-sale for liquidity purposes. We sold $3.2 million in investments securities during 2017 resulting in no net realized gains. In 2016 we sold $29.5 million in investment securities resulting in net realized gains of $303 thousand. These sales were executed to provide liquidity to fund our loan growth during 2016 and to take advantage of gains in the investment portfolio as deemed appropriate. Investment securities with a carrying value of $11.0 million and $11.3 million at December 31, 2017 and 2016, were pledged to secure public deposits and for other purposes required by law.

Our strategy is to invest excess funds in investment securities to increase interest income while providing for liquidity instead of other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. We anticipate maintaining or slightly increasing the size of the portfolio during 2018. The portfolio is comprised of short to mid-term investments. The carrying values of investment securities and the different types of investments are shown in the following table:

Investment Securities Portfolio

(Dollars in thousands)

December 31,	2017		2016
	Amortized	Fair	Amortized	Fair
Available for Sale	Cost	Value	Cost	Value
U.S. Government Agencies	$23,986	$23,844	$24,821	$24,632
Taxable municipals	4,466	4,397	2,340	2,292
Corporate bonds	5,437	5,579	3,600	3,749
Mortgage backed securities	37,950	37,268	39,941	39,338
Total Securities AFS	$71,839	$71,088	$70,702	$70,011

The fair value of our investment portfolio is substantially affected by changes in interest rates, which could result in realized losses if we have to sell the securities and recognize the loss in a rising interest rate environment due to Federal Reserve actions, U.S. fiscal policies or other factors affecting market interest rates. At December 31, 2017 we had an unrealized loss in our investment portfolio totaling $751 thousand as compared to a $691 thousand unrealized loss at December 31, 2016. The $60 thousand decrease in fair value is mainly due to changes in interest rates during 2017. We have reviewed our investment portfolio and no investment security is deemed to have an other than temporary impairment. We monitor our portfolio regularly and use it to maintain liquidity, manage interest rate risk and enhance earnings.

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2017 are shown by contractual maturity and do not reflect principal paydowns for amortizing securities, in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$7	$7	1.49%
Due after one year through five years	3,316	3,267	1.97%
Due after five years through ten years	15,822	15,847	3.10%
Due after ten years	52,694	51,967	2.24%
Total	$71,839	$71,088	2.42%

Bank Owned Life Insurance

At December 31, 2017 and 2016, we had an aggregate total cash surrender value of $4.5 million and $12.3 million, respectively, on life insurance policies covering current and former key officers. In December 2017 several policies were surrended, due to their lagging financial performance. This transaction resulted in net proceeds of $7.6 million after the effect of a tax penalty of $318 thousand.

Total income for the policies during 2017 and 2016 was $115 thousand and $169 thousand, respectively.

Deposits

Total deposits were $582.5 million at December 31, 2017, an increase of $28.1 million, or 5.07%, from $554.4 million at December 31, 2016. Most of the increase has been in time deposits which are our highest cost deposit funding source. During 2017, we experienced an increase in time deposits of $24.5 million, while our lower-costing non-time deposits increased $3.6 million. Part of the increase in time deposits was due to an additional $11.7 million of certificate of deposits funding with one relationship that we obtained during 2017. Due to competitive pressures, rising interest rates, and our need for funding, we expect to see an uptick on the interest we pay on deposits in 2018.

Core deposits, which are mainly transaction accounts, commercial relationships and savings products, increased as noninterest bearing deposits grew 1.79%, or $2.7 million, from $151.9 million at December 31, 2016 to $154.6 million at December 31, 2017. We experienced a decrease of $5.6 million, or 14.00%, in interest-bearing demand deposits during 2017. The main reason for the decrease was due to one relationship that moved its funding from an interest-bearing demand deposit product into certificate of deposit time deposits. Savings deposits increased $6.5 million, or 5.68%, to $121.0 million at December 31, 2017 as compared to $114.5 million at December 31, 2016. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Time deposits of $100,000 or more equaled approximately 21.16% of deposits at the end of 2017 and 17.20% of deposits at the end of 2016.

We have brokered deposits totaling $2.7 million that mature in 2019. These deposits were used to fund a particular 10 year balloon mortgage product. Internet accounts are limited to customers located in the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis table in the “Net Interest Income and Net Interest Margin” section above. Total Certificate of Deposit Registry Service (“CDARS”) time deposits were $21.2 million and $10.2 million in 2017 and 2016, respectively.

Maturities of time deposits of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More
(Dollars in thousands)
December 31, 2017
Three months or less	$20,793
Over three months through six months	35,266
Over six months through twelve months	22,422
Over one year	44,798
Total	$123,279

Noninterest Income

For 2017, noninterest income increased to $9.8 million from $7.3 million for the same period in 2016, an increase of $2.5 million, or 34.91%. This increase was primarily due to the $2.6 million gain recognized on the sale and leaseback transactions completed during the second quarter of 2017. Additionally, 2016 includes gains on sales of investment securities that were not replicated in 2017. Services charges increased $748 thousand during 2017, primarily due to the $759 thousand increase in our nonsufficient funds / overdraft fee income as a result of the optional overdraft protection services we offer. The ratio of noninterest income as a percentage of average assets increased to 1.51% in 2017 as compared to 1.16% in 2016.

Noninterest Expense

Noninterest expenses showed a slight increase of $360 thousand to $28.9 million in 2017. Salaries and employee benefits increased from $13.1 million in 2016 to $13.5 million in 2017, an increase of $389 thousand, or 2.96%. This increase was primarily due to annual pay increases and strategic hires made throughout the year, along with a profit sharing accrual for 2017. Total full time equivalent employees have increased to 255 at December 31, 2017 from 249 at December 31, 2016, an increase of 6, or 2.41%.

Occupancy and equipment expenses increased $326 thousand to $4.5 million during 2017. We incurred lease expense of $265 thousand during 2017 as a result of the sale lease back transactions. The increase in occupancy and equipment expenses was mainly due to the rollout of the ITMs during 2016 in our 19 offices and 4 other locations. The ITMs, a new, state-of-the-art technology which replaced the Bank’s ATMs, help provide additional convenience by providing teller services from 7 AM to 7 PM Monday through Saturday. We anticipate the addition of the ITMs will create efficiencies going forward as usage continues to increase. In addition, we have been transitioning our bank branches to the universal banker model. This model utilizes staff in multiple job functions versus staffing specialized in one area. To help accommodate this model, investments in video conferencing, cash recyclers, and other technological tools have been implemented. Although costs have increased, as we continue to grow, these costs should remain relatively constant and staffing costs in this area should decline in the future.

Expenses related to other real estate owned and repossessed assets showed a decline of $749 thousand, or 34.15%, from $2.2 million in 2016 to $1.4 million in 2017. OREO decreased in 2017 to $6.9 million at December 31, 2017 from $10.7 million at December 31, 2016. During 2017 we recorded net OREO writedowns of $758 thousand compared to $1.4 million in 2016. These writedowns were primarily the result of price reductions and auctions that helped us in being successful in reducing our other real estate owned by $3.8 million during the year. During 2017, we had net losses on the sale of OREO of $64 thousand compared to net gains of $221 thousand in 2016.

Our efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 88.69% in 2017 as compared to 98.45% in 2016. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity.

Deferred Tax Assets and Income Taxes

Net income tax expense of $144 thosand was recorded, consisting of $5.5 million in federal tax expense , which included $4.0 million due to changes in deferred tax assets resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”) in December, and a $318 thousand dollar tax penalty related to the surrender of several bank owned life insurance policies. These expenses were largely offset by the reversal of a previously recorded valuation allowance of $5.3 million against the deferred tax asset due to improved earnings. The TCJA was signed into law by the President on December 22, 2017. The TCJA includes the reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, changes in business deductions, and many international provisions. The reduction in the corporate tax rate resulted in the $4.0 million adjustment to our deferred tax assets.

Deferred tax assets represent the future tax benefit of future deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. The Company has evaluated positive and negative evidence to assess the realizability of its deferred taxes. Based on the evidence, including taxable income projections, the Company believes it is more likely than not that its deferred tax assets will be realizable. As a result the Company reversed the valuation allowance of $5.3 million that existed as of December 31, 2016 during 2017. Accordingly, the Company has not included a valuation allowance against its deferred tax assets as of December 31, 2017.

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being recognized. The Company classifies interest and penalties as a component of income tax expense.

As of December 31, 2017, the Company had Federal and state net operating loss carryforward amounts of approximately $15.9 million and $2.2 million, respectively. These amounts are not limited pursuant to IRC Section 382. The Company is subject to examination in the United States and multiple state jurisdictions. Open tax years for examination are 2014 – 2017.

Capital Resources

Our total capital at the end of 2017 was $51.0 million compared to $46.9 million in 2016. The increase was $4.1 million, or 8.65%. $1.1 million of this increase was due to the exercise of 636,364 Common Stock Warrants during 2017 at a price of $1.75 per share. The book value per common share was $2.13 at December 31, 2017 compared to $2.01 at December 31, 2016.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and does not report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital levels are characterized as "well-capitalized" under the Basel III Capital Rules. The capital adequacy ratios for the Bank are set forth below:

Capital Adequacy Ratios

		December 31,
	Well-Capitalized
	Regulatory
	Threshold	2017	2016
Tier 1 leverage	5.00%	9.56%	9.93%
Common equity tier 1	6.50%	14.05%	15.39%
Tier 1 risk-based capital	8.00%	14.05%	15.39%
Total risk-based capital	10.00%	15.30%	16.64%

The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Bank is now subject to a Common Equity Tier 1 ratio set out above.

Under Basel III Capital requirements, beginning January 1, 2016, a capital conservation buffer of 0.625% became effective. The capital conservation buffer is 1.25% as of December 31, 2017 and the Bank met that requirement with a buffer of 7.30%. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments.

Total assets increased in 2017 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our earnings will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available-for-sale investments. Collectively, those balances were $92.8 million at December 31, 2017, down from $94.2 million at December 31, 2016. A surplus of short-term assets are maintained at levels management deems adequate to meet potential liquidity needs during 2018.

At December 31, 2017, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $60.1 million, which is net of the $11.0 million of securities pledged as collateral. This will serve as a source of liquidity while yielding a higher return when compared to other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Total investment securities increased $1.1 million, or 1.54%, to $71.1 million at December 31, 2017 from $70.0 million at December 31, 2016.

A $60 thousand decrease in fair market value resulted in a net unrealized loss of $751 thousand at December 31, 2017 compared to the net unrealized loss at December 31, 2016, which was $691 thousand. This unrealized loss of $751 thousand could negatively impact earnings if the investment portfolio had to be quickly liquidated.

Our loan to deposit ratio was 88.06% at December 31, 2017 and 84.52% at year end 2016.

Available third party sources of liquidity remain intact at December 31, 2017 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $147.1 million, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We have $10.0 million in unsecured federal funds as of December 31, 2017, which gives us an additional source of liquidity.

We have used our line of credit with FHLB to issue letters of credit totaling $17.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on the letters of credit have been issued. The letters of credit are considered draws on our Federal Home Loan Bank line of credit. An additional $122.5 million was available on December 31, 2017 on the $147.1 million line of credit, which is secured by a blanket lien on our residential real estate loans.

We have access to the brokered deposits market. Currently we have $2.7 million in 10 year term time deposits comprised of $3 thousand incremental deposits which yield an interest rate of 4.10%. With the exception of CDARS time deposits, we have no other brokered deposits. In February 2016, our ability to participate in CDARS one way buys was reinstated. As of December 31, 2017 we had $5.0 million in CDARS one way buys outstanding compared to $3.9 million at December 31, 2016.

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

During the capital raise in 2012, common stock warrants were issued to investors. The warrants were immediately exercisable through December 2017 at a price of $1.75 per share. During 2016, 375 warrants were exercised, and in 2017 636,364 warrants were exercised which resulted in additional liquidity to the Company of $1.1 million. The remaining 245,614 of unexercised common stock warrants expired on December 20, 2017. The funds resulting from the exercise of the warrants will be used to pay operating expenses and trust preferred interest payments. The Company is making quarterly interest payments on the trust preferred securities.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2017 and 2016 is as follows:

(Dollars in thousands)	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$38,540	$34,770
Standby letters of credit	2,519	2,019

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

Interest Sensitivity

At December 31, 2017, we had a negative cumulative gap rate sensitivity ratio of 35.69% for the one year re-pricing period, compared to 35.19% at December 31, 2016. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would likely decrease in periods during which interest rates are increasing. The below table is based on contractual maturities and does not take into consideration prepayment speeds of investment securities and loans nor does it factor decay rates for non maturity deposits. When considering these prepayment speed and decay rate assumptions, along with our ability to control the repricing of a significant portion of the deposit portfolio, we are in a position to increase interest income in a rising interest rate environment. Management reviews our interest rate risk profile quarterly and believes that the current position presents acceptable risk.

.

Interest Sensitivity Analysis
December 31, 2017
(Dollars in thousands)
	1- 90 Days	91-365 Days	1-3 Years	4-5 Years	6-15 Years	Over 15 Years	Total
Uses of funds:
Loans	$60,295	$36,813	$103,565	$129,662	$117,585	$65,088	$513,008
Federal funds sold	4	-	-	-	-	-	4
Deposits with banks	14,452	-	-	-	-	-	14,452
Investments	11,046	1,405	2,257	5,381	24,780	26,219	71,088
Bank owned life insurance	4,456	-	-	-	-	-	4,456
Total earning assets	$90,253	38,218	$105,822	$135,043	$142,365	$91,307	$603,008

Sources of funds:
Interest Bearing DDA	$34,583	$-	$-	$-	$-	$-	34,583
Savings & MMDA	121,000	-	-	-	-	-	121,000
Time Deposits	54,119	116,954	55,436	45,821	-	-	272,330
Trust preferred securities	16,496	-	-	-	-	-	16,496
Other borrowings	-	558	2,000	5,000	-	-	7,558
Total interest bearing liabilities	$226,198	$117,512	$57,436	$50,821	$-	$-	$451,967
Discrete Gap	$(135,945)	$(79,294)	$48,836	$84,222	$142,365	$91,307	$151,041
Cumulative Gap	$(135,945)	$(215,239)	$(166,853)	$(82,631)	$59,734	$151,041
Cumulative Gap as % of Total Earning Assets	(22.54%)	(35.69%)	(27.67%)	(13.70%)	9.91%	25.05%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

CONTENTS
Page

Report of the Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets
December 31, 2017 and 2016	38

Consolidated Statements of Income – Years Ended
December 31, 2017 and 2016	39

Consolidated Statements of Comprehensive Income – Years Ended
December 31, 2017 and 2016	40

Consolidated Statements of Stockholders’ Equity – Years Ended	41
December 31, 2017 and 2016

Consolidated Statements of Cash Flows – Years Ended
December 31, 2017 and 2016	42

Notes to Consolidated Financial Statements	43

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Peoples Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2011.

Greenville, South Carolina

March 23, 2018

Elliott Davis LLC | www.elliottdavis.com

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(IN THOUSANDS EXCEPT SHARE DATA)

ASSETS	2017	2016

Cash and due from banks	$18,249	$18,500
Interest-bearing deposits with banks	14,452	16,816
Federal funds sold	4	132
Total Cash and Cash Equivalents	32,705	35,448

Investment securities available-for-sale	71,088	70,011

Loans receivable	513,008	468,629
Allowance for loan losses	(6,196)	(6,072)
Net Loans	506,812	462,557

Bank premises and equipment, net	26,115	29,985
Equity securities (restricted)	2,570	2,802
Other real estate owned	6,859	10,655
Accrued interest receivable	2,036	1,848
Bank owned life insurance	4,456	12,274
Deferred taxes, net	5,499	5,285
Right-of-use assets – operating leases	5,253	—
Other assets	3,307	3,470
Total Assets	$666,700	$634,335

LIABILITIES

Deposits
Demand deposits
Noninterest bearing	$154,631	$151,914
Interest-bearing	34,583	40,213
Savings deposits	121,000	114,492
Time deposits	272,330	247,819
Total Deposits	582,544	554,438

FHLB advances	7,558	13,758
Lease liabilities – operating leases	5,253	—
Accrued interest payable	426	331
Accrued expenses and other liabilities	3,450	2,395
Trust preferred securities	16,496	16,496
Total Liabilities	615,727	587,418

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized;
23,922,086 and 23,354,457 shares issued and outstanding at
December 31, 2017 and 2016, respectively	47,844	46,709
Common stock warrants	—	764
Additional paid-in capital	14,570	13,965
Retained deficit	(10,847)	(14,065)
Accumulated other comprehensive loss	(594)	(456)
Total Stockholders’ Equity	50,973	46,917
Total Liabilities and Stockholders’ Equity	$666,700	$634,335

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

INTEREST AND DIVIDEND INCOME	2017	2016
Loans including fees	$24,163	$22,644
Federal funds sold	1	—
Interest-earning deposits with banks	192	84
Investments	1,496	1,480
Dividends on equity securities (restricted)	141	138
Total Interest and Dividend Income	25,993	24,346

INTEREST EXPENSE
Deposits
Demand	48	50
Savings	180	166
Time deposits below $100,000	1,356	1,087
Time deposits above $100,000	885	655
FHLB advances	146	152
Federal funds purchased	5	2
Trust preferred securities	593	508
Total Interest Expense	3,213	2,620

NET INTEREST INCOME	22,780	21,726

PROVISION FOR (RECOVERY OF) LOAN LOSSES	450	(500)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,330	22,226

NONINTEREST INCOME
Gain on sale and leaseback transactions	2,619	—
Service charges	3,598	2,850
Fees, commission and other income	3,292	3,507
Insurance and investment fees	212	462
Net realized gains on sale of investment securities	—	303
Bank owned life insurance income	115	169
Total Noninterest Income	9,836	7,291

NONINTEREST EXPENSES
Salaries and employee benefits	13,515	13,126
Occupancy and equipment expenses	4,483	4,157
Lease expense – operating leases	265	—
Advertising and public relations	351	449
Data processing and telecommunications	2,506	2,403
FDIC insurance premiums	398	470
Other real estate owned and repossessed assets, net	1,444	2,193
Other operating expenses	5,966	5,770
Total Noninterest Expenses	28,928	28,568

INCOME BEFORE INCOME TAXES	3,238	949

INCOME TAX EXPENSE (BENEFIT)	144	(9)

NET INCOME	$3,094	$958

Income Per Share
Basic and Diluted	$0.13	$0.04
Average Weighted Shares of Common Stock
Basic and Diluted	23,472,012	23,354,155

 The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN THOUSANDS)

	2017	2016

NET INCOME	$3,094	$958

Other comprehensive loss:
Investment securities activity:
Unrealized gains (losses) arising during the year	(60)	108
Tax related to unrealized gains (losses)	20	(37)
Reclassification of realized gains during the year	—	(303)
Tax related to realized gains	—	103
TOTAL OTHER COMPREHENSIVE LOSS	(40)	(129)
TOTAL COMPREHENSIVE INCOME	$3,054	$829

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN THOUSANDS INCLUDING SHARE DATA)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid in Capital	Retained Deficit	Accumu-lated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2015	23,354	$46,708	$764	$13,965	$(15,023)	$(327)	$46,087

Net income	—	—	—	—	958	—	958

Exercise of common stock warrants*	—	1	—	—	—	—	1

Other comprehensive loss, net of tax	—	—	—	—	—	(129)	(129)

Balance, December 31, 2016	23,354	46,709	764	13,965	(14,065)	(456)	46,917

Net income	—	—	—	—	3,094	—	3,094

Exercise of common stock warrants	637	1,272	(551)	392	—	—	1,113

Expiration of common stock warrants	—	—	(213)	213	—	—	—

Retirement of common stock	(69)	(137)	—	—	26	—	(111)

Other comprehensive loss, net of tax	—	—	—	—	—	(40)	(40)

Reclassification of accumulated other comprehensive loss due to tax rate change	—	—	—	—	98	(98)	—

Balance, December 31, 2017	23,922	$47,844	$—	$14,570	$(10,847)	$(594)	$50,973

*During 2016, 375 shares of common stock were issued in connection with common stock warrants being exercised.

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(IN THOUSANDS)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,094	$958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,547	2,398
Provision for (recovery of) loan losses	450	(500)
Income on bank owned life insurance	(115)	(169)
Gain on sale of securities available-for-sale	—	(303)
Gain on sale and leaseback transactions	(2,619)	—
Gain on sale of premises and equipment	(5)	(63)
Gain (loss) on sale of foreclosed real estate	64	(221)
Adjustment of carrying value of foreclosed real estate	758	1,414
Accretion of bond premiums/discounts	785	931
Deferred tax benefit	(193)	(97)
Net change in:
Interest receivable	(188)	(32)
Other assets	70	(1,257)
Accrued interest payable	95	43
Accrued expenses and other liabilities	991	345
Net Cash Provided by Operating Activities	5,734	3,447

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(45,031)	(32,140)
Proceeds from the sale of loans	3,651	—
Purchase of securities available-for-sale	(19,843)	(14,990)
Proceeds from sale and maturities of securities available-for-sale	17,921	45,797
Net sale (purchase) of equity securities (restricted)	232	(361)
Payments for the purchase of premises and equipment	(2,164)	(4,790)
Payments for the purchase of/improvements to other real estate owned	—	(48)
Proceeds from bank owned life insurance	7,933	—
Proceeds from sale and leaseback transactions	1,042
Proceeds from sale of premises and equipment	9	743
Proceeds from insurance claims on other real estate owned	12	—
Proceeds from sales of other real estate owned	4,742	4,232
Net Cash Used in Investing Activities	(31,496)	(1,557)

CASH FLOWS FROM FINANCING ACTIVIES
Exercise of common stock warrants	1,113	1
Net increase (decrease) in Federal Home Loan Bank advances	(6,200)	10,800
Net change in:
Demand deposits	(2,913)	12,162
Savings deposits	6,508	(6,584)
Time deposits	24,511	(9,159)
Net Cash Provided by Financing Activities	23,019	7,220
Net increase (decrease) in cash and cash equivalents	(2,743)	9,110
Cash and Cash Equivalents, Beginning of the Year	35,448	26,338
Cash and Cash Equivalents, End of the Year	$32,705	$35,448

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$3,118	$2,577
Taxes	$—	$95
Supplemental Disclosure of Non Cash Transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,253	$—
Loan made to finance sale of premises and equipment	$4,935	$—
Other real estate acquired in settlement of foreclosed loans	$3,087	$4,577
Loans made to finance sale of foreclosed real estate	$1,477	$818
Transfer of premises and equipment to other real estate	$125	$—
Transfer of other real estate to premises and equipment	$—	$125
Retirement of common stock	$(111)	$—
Change in unrealized gains (losses) on securities available-for-sale	$(60)	$195

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS

Nature of Operations – New Peoples Bankshares, Inc. (“New Peoples”) is a financial holding company whose principal activity is the ownership and management of a community bank, New Peoples Bank, Inc. (the “Bank”). The Bank is organized and incorporated under the laws of the Commonwealth of Virginia. As a state chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwest Virginia, southern West Virginia, and northeastern Tennessee. These services include commercial and consumer loans along with traditional deposit products such as checking and savings accounts.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The consolidated financial statements include the Company, the Bank, NPB Insurance Services, Inc., and NPB Web Services, Inc. (Hereinafter, collectively referred to as “The Company.”) All significant intercompany balances and transactions have been eliminated. In accordance with Accounting Standards Codification (“ASC”) 942, Financial Services – Depository and Lending, NPB Capital Trust I and 2 are not included in the consolidated financial statements.

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

It is the Company’s policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are place on nonaccrual or charged off is reversed against interest income, except in the case of a nonaccrual loan that is well secured and in the process of collection, in which case, the interest accrued but not collected is not reversed. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six consecutive timely payments are made, and prospects for future contractual payments are reasonably assured.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $12.7 million as of December 31, 2017. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

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

Other Real Estate Owned – Other real estate owned represents properties acquired through foreclosure or deed taken in lieu of foreclosure. At the time of acquisition, these properties are recorded at fair value less estimated costs to sell. Expenses incurred in connection with operating these properties and subsequent write-downs, if any, are charged to operations. Subsequent to foreclosure, management periodically considers the adequacy of the reserve for losses on the property. Gains and losses on the sales of these properties are credited or charged to income in the year of the sale.

Bank Premises and Equipment – Land, buildings and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Type	Estimated useful life
Buildings	39 years
Paving and landscaping	15 years
Computer equipment and software	3 to 5 years
Vehicles	5 years
Furniture and other equipment	5 to 10 years

Leashold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are recorded as a component of noninterest expense as incurred.

Common Stock Warrants - The company issued common stock warrants as a result of the completion of its common stock offering in 2012. For additional discussion concerning these transactions including the terms and value of the warrants, see Note 22, “Capital.”

Income Taxes – Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The company has provided a valuation allowance on its net deferred tax assets where it is more likely than not such assets will not be realized. At December 31, 2017, the Company had no valuation allowance on its net deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax postion will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 10, Income Taxes, for additional information. The Company records any penalties and interest attributed to uncertain tax positions as a component of income tax expenses.

The Company has adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which is considered a change in accounting principle. Because the required adjustment of deferred taxes is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (commonly referred to as “stranded” tax effects) would not reflect the appropriate tax rate. Adoption of this ASU eliminates the “stranded” tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017. The Company has reclassified “stranded” tax effects totaling $98 thousand from accumulated other comprehensive income (loss) to retained earnings and these reclassified amounts are reflected in the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Stockholders’ Equity.

Income Per Share – Basic income per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding common stock warrants and are determined by the Treasury Method.

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

NOTE 3 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding common stock warrants and are determined by the Treasury Method. For the year ended December 31, 2017 there were no potential common shares. For the year ended December 31, 2016 potential common shares of 881,978, were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except	For the years ended
Share and Per Share Data)	December 31,
	2017	2016
Net income	$3,094	$958
Weighted average shares outstanding	23,472,012	23,354,155
Weighted average dilutive shares outstanding	23,472,012	23,354,155
Basic and diluted income per share	$0.13	$0.04

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $14.5 million and $16.9 million at December 31, 2017 and 2016, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank or on deposit with the Federal Reserve Bank. At December 31, 2017 and 2016, all required reserves were met by the Bank’s vault cash.

The Bank has a $5.0 million unsecured fed funds line of credit facility with a correspondent bank that was available at December 31, 2017 and 2016. A condition of this unsecured fed funds line of credit is that the Bank agreed to maintain a minimum deposit balance with the correspondent bank of $200 thousand. As of December 31, 2017 and 2016, the Bank was in compliance with this requirement.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities (all available-for-sale) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
December 31, 2017
U.S. Government Agencies	$23,986	$79	$221	$23,844
Taxable municipals	4,466	9	78	4,397
Corporate bonds	5,437	168	26	5,579
Mortgage backed securities	37,950	3	685	37,268
Total Securities AFS	$71,839	$259	$1,010	$71,088

December 31, 2016
U.S. Government Agencies	$24,821	$80	$269	$24,632
Taxable municipals	2,340	2	50	2,292
Corporate bonds	3,600	149	-	3,749
Mortgage backed securities	39,941	25	628	39,338
Total Securities AFS	$70,702	$256	$947	$70,011

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 and December 31, 2016.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
U.S. Government Agencies	$7,840	$69	$7,189	$152	$15,029	$221
Taxable municipals	2,403	44	767	34	3,170	78
Corporate bonds	1,507	26	—	—	1,507	26
Mtg. backed securities	14,720	145	21,500	540	36,220	685
Total Securities AFS	$26,470	$284	$29,456	$726	$55,926	$1,010

December 31, 2016
U.S. Government Agencies	$12,081	$250	$2,449	$19	$14,530	$269
Taxable municipals	1,561	50	—	—	1,561	50
Corporate bonds	500	—	—	—	500	—
Mtg. backed securities	28,680	543	4,655	85	33,335	628
Total Securities AFS	$42,822	$843	$7,104	$104	$49,926	$947

At December 31, 2017, the available-for-sale portfolio included 127 investments for which the fair market value was less than amortized cost. At December 31, 2016, the available-for-sale portfolio included 107 investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had an other-than-temporary impairment at December 31, 2017 or December 31, 2016.

Investment securities with a carrying value of $11.0 million and $11.3 million at December 31, 2017 and 2016, respectively, were pledged to secure public deposits and for other purposes required by law.

Gross proceeds on the sale of investment securities were $3.2 million and $29.5 million, respectively, as of December 31, 2017 and 2016. Gross realized gains and losses pertaining to the sale of investment securities available for sale are detailed as follows:

	For the years ended December 31,
(Dollars are in thousands)	2017	2016
Gross gains realized	$30	$366
Gross losses realized	(30)	(63)
Net realized gains	$—	$303

The amortized cost and fair value of investment securities at December 31, 2017, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, actual maturities may differ from scheduled maturities on amortizing securities, such as mortgage-back securities and collateralized mortgage obligations, because the underlying collateral on these type of securities may be repaid prior to the scheduled maturity date.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$7	$7	1.49%
Due after one year through five years	3,316	3,267	1.97%
Due after five years through ten years	15,822	15,847	3.10%
Due after ten years	52,694	51,967	2.24%
Total	$71,839	$71,088	2.42%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million and $2.8 million as of December 31, 2017 and 2016, respectively. The stock has no quoted market value and no ready market exists.

NOTE 6 LOANS

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2017	2016
Real estate secured:
Commercial	$127,688	$103,331
Construction and land development	29,763	25,755
Residential 1-4 family	249,159	249,700
Multifamily	15,481	12,582
Farmland	22,998	24,948
Total real estate loans	445,089	416,316
Commercial	41,345	26,955
Agriculture	3,494	3,164
Consumer installment loans	22,411	22,188
All other loans	669	6
Total loans	$513,008	$468,629

Loans receivable on nonaccrual status at December 31, are summarized as follows:

(Dollars are in thousands)	2017	2016
Real estate secured:
Commercial	$2,035	$3,403
Construction and land development	470	319
Residential 1-4 family	2,991	8,355
Multifamily	152	166
Farmland	800	1,003
Total real estate loans	6,448	13,246
Commercial	1,065	—
Agriculture	3	83
Consumer installment loans	48	76
Total loans receivable on nonaccrual status	$7,564	$13,405

Total interest income not recognized on nonaccrual loans for 2017 and 2016 was $591 thousand and $639 thousand, respectively. In 2017, 65 nonperforming loans totaling $3.9 million were sold to further reduce the level of nonaccrual loans with proceeds of $3.6 million received. Charge offs of $256 thousand associated with the sold nonperforming loans were realized and fully absorbed by the allowance for loan losses during 2017. There were no nonperforming loans sold in 2016.

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2017 and December 31, 2016:

As of December 31, 2017 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,910	$122	$2,646	$2,719	$—
Construction and land development	87	6	424	680	—
Residential 1-4 family	3,779	198	3,586	3,885	—
Multifamily	377	20	281	321	—
Farmland	2,283	59	1,264	1,664	—
Commercial	126	12	628	628	—
Agriculture	17	1	12	12	—
Consumer installment loans	12	1	8	8	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,467	102	2,503	2,622	499
Construction and land development	177	—	—	—	—
Residential 1-4 family	591	19	421	437	91
Multifamily	528	—	—	—	—
Farmland	614	22	378	378	243
Commercial	323	26	489	572	413
Agriculture	1	—	—	—	—
Consumer installment loans	2	—	—	—	—
All other loans	—	—	—	—	—
Total	$13,294	$588	$12,640	$13,926	$1,246

As of December 31, 2016 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$4,104	$147	$3,636	$4,055	$—
Construction and land development	72	1	5	5	—
Residential 1-4 family	3,745	192	3,861	4,182	—
Multifamily	290	21	301	342	—
Farmland	4,148	184	3,895	4,601	—
Commercial	—	—	—	—	—
Agriculture	27	2	19	19	—
Consumer installment loans	25	1	26	43	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,469	8	1,191	1,270	65
Construction and land development	265	—	240	469	106
Residential 1-4 family	862	22	555	565	56
Multifamily	80	—	—	—	—
Farmland	575	27	591	602	299
Commercial	70	3	67	67	18
Agriculture	86	1	5	5	5
Consumer installment loans	26	1	9	9	3
All other loans	—	—	—	—	—
Total	$15,844	$610	$14,401	$16,234	$552

An age analysis of past due loans receivable is below. At December 31, 2017 and 2016, there were no loans over 90 days past due that were accruing.

As of December 31, 2017 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$190	$2,396	$453	$3,039	$124,649	$127,688
Construction and land development	69	246	42	357	29,406	29,763
Residential 1-4 family	3,789	378	969	5,136	244,023	249,159
Multifamily	125	89	—	214	15,267	15,481
Farmland	309	—	—	309	22,689	22,998
Total real estate loans	4,482	3,109	1,464	9,055	436,034	445,089
Commercial	103	25	603	731	40,614	41,345
Agriculture	38	—	—	38	3,456	3,494
Consumer installment Loans	102	15	28	145	22,266	22,411
All other loans	—	—	—	—	669	669
Total loans	$4,725	$3,149	$2,095	$9,969	$503,039	$513,008

As of December 31, 2016 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$1,676	$307	$1,083	$3,066	$100,265	$103,331
Construction and land development	103	17	44	164	25,591	25,755
Residential 1-4 family	4,237	1,547	2,233	8,017	241,683	249,700
Multifamily	1,367	—	—	1,367	11,215	12,582
Farmland	2,987	—	—	2,987	21,961	24,948
Total real estate loans	10,370	1,871	3,360	15,601	400,715	416,316
Commercial	20	—	—	20	26,935	26,955
Agriculture	19	—	78	97	3,067	3,164
Consumer installment Loans	110	15	36	161	22,027	22,188
All other loans	—	—	—	—	6	6
Total loans	$10,519	$1,886	$3,474	$15,879	$452,750	$468,629

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

Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. There were no loans categorized as doubtful at December 31, 2017 or 2016.

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of December 31, 2017 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$120,104	$3,228	$4,356	$127,688
Construction and land development	28,462	816	485	29,763
Residential 1-4 family	243,048	1,810	4,301	249,159
Multifamily	13,695	1,445	341	15,481
Farmland	19,273	2,445	1,280	22,998
Total real estate loans	424,582	9,744	10,763	445,089
Commercial	37,973	2,307	1,065	41,345
Agriculture	3,468	23	3	3,494
Consumer installment loans	22,357	2	52	22,411
All other loans	669	—	—	669
Total	$489,049	$12,076	11,883	$513,008

As of December 31, 2016 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$92,562	$6,922	$3,847	$103,331
Construction and land development	23,905	1,531	319	25,755
Residential 1-4 family	238,400	2,117	9,183	249,700
Multifamily	10,848	1,367	367	12,582
Farmland	19,070	1,545	4,333	24,948
Total real estate loans	384,785	13,482	18,049	416,316
Commercial	26,197	691	67	26,955
Agriculture	3,076	—	88	3,164
Consumer installment loans	22,086	—	102	22,188
All other loans	6	—	—	6
Total	$436,150	$14,173	18,306	$468,629

NOTE 7 ALLOWANCE FOR LOAN LOSSES

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2017 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,625	$(179)	$193	$350	$1,989
Construction and land development	346	(1)	—	(154)	191
Residential 1-4 family	2,376	(714)	48	690	2,400
Multifamily	241	—	—	(135)	106
Farmland	428	(49)	361	(325)	415
Total real estate loans	5,016	(943)	602	426	5,101
Commercial	163	(11)	153	355	660
Agriculture	31	(4)	5	(12)	20
Consumer installment loans	123	(147)	19	161	156
All other loans	—	—	—	3	3
Unallocated	739	—	—	(483)	256
Total	$6,072	$(1,105)	$779	$450	$6,196

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2017 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$499	$1,490	$1,989	$5,149	$122,539	$127,688
Construction and land development	—	191	191	424	29,339	29,763
Residential 1-4 family	91	2,309	2,400	4,007	245,152	249,159
Multifamily	—	106	106	281	15,200	15,481
Farmland	243	172	415	1,642	21,356	22,998
Total real estate loans	833	4,268	5,101	11,503	433,586	445,089
Commercial	413	247	660	1,117	40,228	41,345
Agriculture	—	20	20	12	3,482	3,494
Consumer installment loans	—	156	156	8	22,403	22,411
All other loans	—	3	3	—	669	669
Unallocated	—	256	256	—	—	—
Total	$1,246	$4,950	6,196	$12,640	$500,368	$513,008

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

In determining the amount of our allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS

At December 31, 2017 loans classified as troubled debt restructurings totaled $6.9 million compared to $9.6 million at December 31, 2016. The following table presents information related to loans modified as troubled debt restructurings during the years ended December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	1	$341	$336
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	2	420	402
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	1	291	268
Total real estate loans	—	—	—	4	1,052	1,006
Commercial	1	443	437	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	1	$443	$437	4	$1,052	$1,006

During the year ended 2017, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on this loan; however, the payment terms and maturity date were changed. During the year ended 2016, the Company modified four loans that were considered to be troubled debt restructurings. On one loan, the interest rate and maturity date were not modified; however, the payment terms were changed. On one loan, the interest rate was lowered and the payment terms were changed. On two loans, the interest rate was lowered and the payment terms and maturity date were changed.

No loans modified as troubled debt restructurings defaulted during the year ended December 31, 2017. One commercial real estate loan with a recorded investment of $211 thousand that had been modified as a troubled debt restructuring defaulted during the year ended December 31, 2016, which was within twelve months of the loan’s modification date. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 BANK PREMISES AND EQUIPMENT

Depreciation expense for 2017 and 2016 was $2.5 million and 2.4 million, respectively. Bank premises and equipment at December 31, are summarized as follows:

(Dollars are in thousands)	2017	2016
Land	$8,130	$9,115
Buildings and improvements	18,866	22,889
Furniture and equipment	22,190	20,369
	49,186	52,373
Less accumulated depreciation	(23,071)	(22,388)
Bank Premises and Equipment	$26,115	$29,985

NOTE 10 INCOME TAXES

The Tax Cuts and Jobs Act (“TCJA”) was signed into law by the President on December 22, 2017. The TCJA includes the reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, changes in business deductions, and many international provisions. The reduction in the corporate tax rate resulted in a $4.0 million adjustment to our deferred tax assets.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete and provision amounts for those specific income tax effects of the 2017 Tax act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The source of pre-tax book income is summarized as follows for the years ended December 31:

(Dollars are in thousands)	2017	2016
Pre-tax book income
Domestic	$3,238	$949
Total pre-tax book income	$3,238	$949

Income tax expense (benefit) is summarized as follows for the years ended December 31:

(Dollars are in thousands)	2017	2016
Current income tax expense (benefit)
Federal	$337	$—
State	—	(7)
Total current income tax expense (benefit)	337	(7)

Deferred income tax expense (benefit)
Federal	(193)	(2)
State	—	—
Total deferred income tax expense	(193)	(2)
Income tax expense (benefit)	$144	$(9)

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 34%:

(Dollars are in thousands)	2017	2016
Income tax expense (benefit) at the applicable federal rate	$1,101	$323
Permanent differences resulting from:
Nondeductible expenses	15	7
Tax exempt interest income	(35)	(44)
State income taxes less federal tax effect	—	5
Bank owned life insurance	(39)	(57)
Remeasurement of deferred taxes under TCJA	4,046	—
Deferred tax valuation allowance change, net	(5,317)	(338)
Penalty on surrender of bank owned life insurance	318	—
Other adjustments	55	95
Income tax expense (benefit)	$144	$(9)

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands)	2017	2016
Deferred Tax Assets
Allowance for loan losses	$1,301	$2,064
Deferred compensation	89	147
Accrued employee benefits	—	15
Nonaccrual loan interest	504	896
Other real estate owned	264	1,911
Repossessed assets	—	12
Amortization of core deposits	51	101
Amortization of goodwill	260	514
Capitalized interest and repair expense	25	41
Net operating loss carryforward	3,444	5,648
AMT carryforward	339	320
Unrealized loss on securities available for sale	158	235
Total Assets, gross	6,435	11,904
Valuation allowance	—	(5,317)
Total Assets, net	6,435	6,587
Deferred Tax Liabilities
Accelerated depreciation	607	867
Accrued employee benefits	38	—
Prepaid expenses	20	38
Deferred loan costs	271	397
Total Liabilities, gross	936	1,302
Net Deferred Tax Asset	$5,499	$5,285

Deferred tax assets represent the future tax benefit of future deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. The Company has evaluated positive and negative evidence to assess the realizability of its deferred taxes. Based on the evidence, including taxable income projections, the Company believes it is more likely than not that its deferred tax assets will be realizable. As a result, the Company reversed the valuation allowance of $5.3 million that existed as of December 31, 2016 during 2017. Accordingly, the Company has not included a valuation allowance against its deferred tax assets as of December 31, 2017.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liablities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34 percent to 21 percent, resulting in a $4.0 million increase in income tax expense for the year ended December 31, 2017 and a corresponding $4.0 million decrease in net deferred tax assets as of December 31, 2017.

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being recognized. The Company classifies interest and penalties as a component of income tax expense.

As of December 31, 2017, the Company had Federal and state net operating loss carryforward amounts of approximately $15.9 million and $2.2 million, respectively. These amounts are not limited pursuant to IRC Section 382. The Company is subject to examination in the United States and multiple state jurisdictions. Years prior to 2014 are no longer subject to examination by taxing authorities.

NOTE 11 TIME DEPOSITS

The aggregate amount of time deposits that meet or exceed the FDIC Insurance limit of $250,000 was $25.3 million and $13.0 million at December 31, 2017 and 2016, respectively. We have brokered deposits totaling $2.7 million at December 31, 2017 and 2016, respectively. At December 31, 2017, the scheduled maturities of time deposits are as follows (dollars are in thousands):

2018	$171,073
2019	31,096
2020	24,340
2021	26,706
2022	19,115
After five years	-
Total	$272,330

NOTE 12 RELATED PARTY TRANSACTIONS

During the year, officers, directors (and companies controlled by them), principal shareholders, and associates were customers of and had loan transactions with the Bank in the normal course of business which amounted to $6.6 million at December 31, 2017 and $5.4 million at December 31, 2016. During the year ended December 31, 2017, total principal additions were $4.3 million and principal payments were $3.2 million, including renewals and advances on revolving lines of credit. During the year ended December 31, 2016, total principal additions were $4.9 million and principal payments were $3.6 million, including renewals and advances on revolving lines of credit. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Total related party deposits held at the Bank were $12.0 million and $11.1 million at the end of years 2017 and 2016, respectively.

On June 7, 2017, NPB Insurance Services, Inc. purchased a 39% membership interest in Lonesome Pine Title Agency, LLC, which provides title insurance. Another member of the agency is a related party to the Company.

NOTE 13 RETIREMENT PLANS

The Company has established a qualified defined contribution plan that covers all full time employees. The Company matches employee contributions up to a maximum of 3% of their salary. The Company contributed $263 thousand and $385 thousand to the defined contribution plan for 2017 and 2016, respectively.

In addition, in 2002, the Bank established a salary continuation plan for key executives, which is funded by single premium life insurance policies. Expenses related to the plan were $5 thousand for the years 2017 and 2016, respectively.

NOTE 14 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the years ended December 31, 2017 and 2016:

	2017	2016
(Dollars are in thousands)
Balance, beginning of year	$10,655	$12,398
Additions	3,087	4,577
Purchases of/improvements to other real estate owned	—	48
Transfers of premises and equipment to other real estate owned	125	—
Transfers of other real estate owned to premises and equipment	—	(125)
Proceeds from sales of other real estate owned	(4,742)	(4,232)
Proceeds from insurance claims	(12)	—
Loans made to finance sales of Other real estate owned	(1,477)	(818)
Adjustment of carrying value	(758)	(1,414)
Deferred gain from sales	45	—
Gain (loss) from sales	(64)	221
Balance, end of year	$6,859	$10,655

NOTE 15 BANK OWNED LIFE INSURANCE

At December 31, 2017 and 2016, we had an aggregate total cash surrender value of $4.5 million and $12.3 million, respectively, on life insurance policies covering current and former key officers. In December 2017 several policies were surrended, due to their lagging financial performance. This transaction resulted in net proceeds of $7.6 million after the effect of a tax penalty of $318 thousand.

Total income for the policies during 2017 and 2016 was $115 thousand and $169 thousand, respectively.

NOTE 16 DIVIDEND LIMITATIONS ON SUBSIDIARY BANK

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

NOTE 17 LEASING ACTIVITIES

Sale and Leaseback Transactions

On May 31, 2017 the Bank, the wholly-owned subsidiary of the Company, sold four (4) of its properties, one each located in Abingdon, Bristol, Gate City and Castlewood, Virginia to a non affiliated third party for a total purchase price of $6.2 million. After selling expenses of $192 thousand, the net proceeds on the transactions were $6.0 million. The sales prices for the properties were based on outside appraisals obtained by the Bank. The Bank provided $4.9 million of financing to the purchaser for a term of 10 years for this transaction.

In connection with the sale of the four properties, the Bank on May 31, 2017 entered into commercial lease agreements with the purchaser for the properties (the “Leases”), which will allow the Bank to continue to service customers from these locations. The Leases, which commenced on June 1, 2017, provide the Bank with use of the properties for an initial term of fifteen (15) years.  Base rent payments for years 1 through 5 of the Leases are approximately $417 thousand a year.  The base rent payments will increase by 8% for years 6 through 10 of the Leases and then by another 8% for years 11 through 15 of the Leases.  The Bank has the option to renew the Leases five (5) times and each renewal would be for a term of five (5) years.  The base rent for the renewals would be negotiated at the time the renewal option is exercised by the Bank. While the cash lease payments are currently $417 thousand a year, the Company is required to straight-line the expense over the initial term of fifteen (15) years. As a result, the annual lease expense will be approximately $451 thousand. The weighted average remaining life of the leases is 14.42 years.

In anticipation of this transaction the Company early adopted ASU No. 2016-02 Leases (Topic 842). This ASU revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. As a result of this transaction the Company recognized right-to-use assets – operating leases of approximately $5.3 million, along with corresponding lease liabilities of approximately $5.3 million. The $5.3 million was determined by calculating the present value of the annual cash lease payments using a discount rate of 3.25%. The 3.25% discount rate was determined to be our fifteen (15) year incremental borrowing rate as of May 31, 2017.

As a result of the sale and the determination that the corresponding leases were operating leases, the Company recognized a gain of $2.6 million on the sale and leaseback transactions.

Kingsport Loan Production Office Lease

The Bank entered into a commercial lease for office space in Kingsport, TN for use as a loan production office, which is expected to open during the 1st Quarter of 2018. The lease, which commenced on December 1, 2017, provides the Bank with use of the office space for an intital term of three (3) years. Base rent payments are $25 thousand for year 1, $25 thousand for year 2, and $26 thousand for year 3. The Bank has the option to renew the lease one (1) time and the renewal would be for a term of one (1) year. The base rent for the renewal would increase by 5.00%. While the cash lease payments are currently $25 thousand a year, the Company is required to straight-line the expense over the initial term of three (3) years. As a result, the annual lease expense will be approximately $25 thousand. The weighted average remaining life of the lease is 2.97 years.

As a result of this transaction the Company recognized a right-to-use asset – operating lease of approximately $73 thousand, along with corresponding lease liability of approximately $73 thousand. The $73 thousand was determined by calculating the present value of the annual cash lease payments using a discount rate of 2.17%. The 2.17% discount rate was determined to be our three (3) year incremental borrowing rate as of December 1, 2017.

The Company’s operating lease cost for the year ended December 31, 2017 as a result of the transactions discussed above was $265 thousand.

All other operating leases the Company has were evaluated and determined that they are immaterial to the financial statements. At December 31, 2017, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2018	$441
2019	442
2020	440
2021	492
2022	436
Thereafter	4,415
Total	$6,666

NOTE 18 AVAILABLE LINES OF CREDIT AND FEDERAL HOME LOAN BANK ADVANCES

The following table presents the Bank’s Federal Home Loan Bank (“FHLB”) advances:

	December 31,
(Dollars in thousands)	2017	2016
Advances from FHLB – short-term	$558	$5,000
Advances from FHLB – long-term	7,000	8,758
Total Advances from FHLB	$7,558	$13,758

Additional information on the Bank’s short-term FHLB advances:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Maximum outstanding at any month-end during the year	$6,200	$10,000
Average outstanding balance	1,981	2,477
Average interest rate for the year	1.82%	0.46%
Average interest rate at year end	4.07%	0.69%

The Bank has the ability to borrow up to an additional $122.5 million from the FHLB under a line of credit which is secured by a blanket lien on residential real estate loans. The Bank had no overnight borrowings subject to daily rate changes from the Federal Home Loan Bank at December 31, 2017 or 2016.

At December 31, 2017 long-term FHLB advances consisted of $2.0 million at a rate of 0.99% due in 2019 and $5.0 million at a rate of 1.38% due in 2021. At December 31, 2016 long-term FHLB advances consisted of $708 thousand at a rate of 4.10% due in 2018, $1.05 million at a rate of 4.045% due in 2018, $2.0 million at a rate of .99% due in 2019 and $5.0 million at a rate of 1.38% due in 2021. Each of these borrowings is at fixed interest rates.

We have used our line of credit with FHLB to issue letters of credit totaling $17.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on the letters of credit have been issued. The letters of credit are considered draws on our Federal Home Loan Bank line of credit.

We also had the ability to borrow $10.0 million in unsecured federal funds line of credit facilities with correspondent banks as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, no balances were outstanding on these unsecured federal funds line of credit facilities. Additional information on unsecured federal funds line of credit facilities is as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Maximum outstanding at any month-end during the year	$1,227	$-
Average outstanding balance	253	117
Average interest rate for the year	2.10%	1.36%
Average interest rate at year end	-%	-%

NOTE 19 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments whose contract amount represents credit risk at December 31 were as follows:

	2017	2016
(Dollars are in thousands)
Commitments to extend credit	$38,540	$34,770
Standby letters of credit	2,519	2,019

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

NOTE 20 LEGAL CONTINGENCIES

In the course of operations, we may become a party to legal proceedings. There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company, except for the following:

On June 24, 2015 New Peoples Bank filed an Amended Complaint in the Circuit Court of Russell County Virginia against Arthur Wayne Bostic, Michael W. Bostic, Sr. and Jeffrey C. Bostic to enforce guarantees of loans made to Bostic Ford Sales, Inc. and seeking judgment against the guarantors for $1,427,709.76 with interest and legal fees.  On July 24, 2015 Arthur Bostic filed a counterclaim against New Peoples Bank asserting lender liability theories of recovery.  On March 8, 2016 Michael Bostic, Sr. and Jeffrey Bostic filed similar counterclaims against New Peoples Bank.  In January 2018, the parties reached a settlement in the matter resolving all claims asserted by New Peoples against the guarantors and all claims asserted against New Peoples by the guarantors.  An order dismissing all claims with prejudice was entered on February 7, 2018. This settlement had no material financial impact on our financial condition or results of operations.

In 2015, New Peoples Bank filed suit in the Circuit Court for Washington County, Virginia, seeking payment from Ms. Sandra Campbell due to breach of a promissory note executed in 2013. Ms. Campbell asserted a Counterclaim alleging that the Bank’s requirement that she provide her personal guaranty on a loan sought by her husband’s company was a violation of the Equal Credit Opportunity Act. The counterclaim seeks damages in the amount of $825,000. The Bank filed a motion for summary judgment in its favor on its Complaint and as to Defendant’s Counterclaim in May 2016. A hearing has not yet been held on this motion. If the matter is not dismissed, the Bank plans a vigorous defense and does not believe that Ms. Campbell’s claims will be successful.

In conjunction with the departure of Mr. Kenneth Hart, New Peoples’ former Chief Executive Officer, New Peoples entered into a separation agreement with him. Mr. Hart originally filed suit alleging various breaches by the Company and the Bank related to this and earlier agreements between the parties, which action was dismissed in April 2016 for failure to serve. He then refiled the suit on October 7, 2016, providing him another 12 months to have the Company and the Bank served. On October 3, 2017, the Company and Bank were served with the current complaint for breach of contract which is substantially the same as his original suit. Mr. Hart is asking the Court for an award of $1.5 million plus interest alleging a breach by the Company and the Bank of these various agreements with Mr. Hart. New Peoples filed a “demurrer” to the complaint, asking that the suit be dismissed, on October 23, 2017. New Peoples believes there is no merit to this suit or these claims which are based on conduct that occurred in 2010, and that the suit is a reaction to a judgment of over a million dollars awarded in favor of the Bank and against Mr. Hart in a separate matter. The Court has not yet ruled on this motion to dismiss. Should this suit not be dismissed, New Peoples intends to defend the matter vigorously to its conclusion and does not believe Mr. Hart’s claims will be successful.

Jonathan Mullins, is a former President and Chief Executive Officer of New Peoples who departed in December 2014. In 2017 he filed a Complaint in the Circuit Court of Russell County, Virginia against New Peoples Bank. This is his second lawsuit against the Bank (the first was dismissed), and he seeks payment of deferred compensation pursuant to a 2009 agreement made with the Board of Directors, in which he alleges it agreed to payments of $50,000/year for 15 years beginning at age 65. At the time Mullins’ severance agreement was negotiated, the Bank determined that the accrued value of the deferred compensation at that time was $144,445. Mullins seeks either the $50,000 annual payments when he reaches age 65 or a lump sum payment of $144,445 with prejudgment interest from December 2014, along with $20,000 in severance pay and accrued leave. New Peoples filed its “demurrer” to this lawsuit in January 2018, requesting dismissal. The demurrer argues that the Bank cannot make these payments to Plaintiff in compliance with federal law, and therefore, Mullins’ case must be dismissed. A hearing has not been set on this motion. If the matter is not dismissed, New Peoples intends to defend the matter vigorously to its conclusion and does not believe that Mr. Mullin’s claims will be successful.

In November 2017, Keith Carroll filed a complaint against New Peoples Bank in the United States District Court for the Western District of Virginia alleging violations of the Americans with Disabilities Act (the “ADA”). He has filed essentially the same lawsuit in multiple Virginia federal court divisions, alleging violations of the ADA against various banks and credit unions. Mr. Carroll is a blind individual and asserts that he attempted to do business with the Bank through its website, which he claims was inaccessible to him due to his disability. Mr. Carroll seeks injunctive relief and unspecified monetary damages, to include costs and attorneys’ fees. The Bank filed a Motion to Dismiss these claims. One of Mr. Carroll’s cases filed in the Eastern District of Virginia was recently dismissed on numerous grounds, including the ground that websites are not “places of public accommodation under the ADA,” and that even if they were, no regulations currently exist to govern them as such. The Bank has requested dismissal of this case for the same reason, among others. A hearing on the Bank’s motion is set for March 21, 2018. If the matter is not resolved on motions, New Peoples intends to defend the matter vigorously to its conclusion.

NOTE 21 TRUST PREFERRED SECURITIES

The following table details the subordinated debt transactions outstanding:

					December 31,
	Shares	12/31/2017		Maturity
	Issued	Interest Rate	Interest Rate (1)	Date	2017	2016
					(Dollars in thousands)
NPB Capital Trust I	341	3.96%	3 Month LIBOR plus 2.60%	7/7/2034	$11,341	$11,341
NPB Capital Trust 2	155	3.13%	3 Month LIBOR plus 1.77%	10/7/2036	5,155	5,155
					$16,496	$16,496

(1)	Interest rate on both NPB Capital Trust I and NPB Capital Trust 2 are a floating rate, which resets quarterly.

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

NOTE 22 CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined), and Common Equity Tier 1 capital (as defined) to risk-weighted assets (as defined). As of December 31, 2017, the Bank meets all capital adequacy requirements to which it is subject.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2017 and 2016, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017:
Total Capital to Risk Weighted Assets	$68,787	15.30%	$ 35,970	8.0%	$44,962	10.0%
Tier 1 Capital to Risk Weighted Assets	63,160	14.05%	26,977	6.0%	35,970	8.0%
Tier 1 Capital to Average Assets	63,160	9.56%	26,422	4.0%	33,028	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	63,160	14.05%	20,233	4.5%	29,225	6.5%

December 31, 2016:
Total Capital to Risk Weighted Assets	$67,549	16.64%	$ 32,476	8.0%	$40,595	10.0%
Tier 1 Capital to Risk Weighted Assets	62,462	15.39%	24,357	6.0%	32,476	8.0%
Tier 1 Capital to Average Assets	62,462	9.93%	25,149	4.0%	31,436	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	62,462	15.39%	18,268	4.5%	26,386	6.5%

As of December 31, 2017, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Under Basel III Capital requirements, beginning January 1, 2016, a capital conservation buffer of 0.625% became effective. The capital conservation buffer is 1.25% as of December 31, 2017 and the Bank met that requirement with a buffer of 7.30%. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments.

Common Stock Warrants

The company issued common stock warrants as a result of the completion of its common stock offering in 2012. The warrants were immediately exercisable to purchase common stock over the next five years at a price of $1.75 per share with an expiration date of December 20, 2017. A summary of the activity in the common stock warrants as of December 31, 2017 and 2016 is as follows:

	2017		2016
	Number of Warrants	Exercise Price	Number of Warrants	Exercise Price

Outstanding and exercisable, beginning of year	881,978	$1.75	882,353	$1.75
Exercised	(636,364)	1.75	(375)	1.75
Expired	(245,614)	1.75	—	—
Outstanding and exercisable, end of year	—	$—	881,978	$1.75

As a result of the exercises shown above an additional $1.1 million of capital was raised by the Company during 2017. The additional liquidity provided by the funds will be used by the Company to pay its operating expenses and trust preferred interest payments.

Payment of Dividend to Company and Retirement of Stock

On October 23, 2017, the Board of Directors approved for the Bank to pay the Company a dividend of $111 thousand using 68,735 shares of the Company’s common stock that had been repossessed by the Bank as a result of collection activities on loans. The Board of Directors then approved for the Company to retire the 68,735 shares of the Company’s common stock. By law the 68,735 shares of the Company’s common stock became part of the Company’s authorized and unissued shares and would be available for reissuance in the future.

NOTE 23 FAIR VALUES

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

Investment Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $71.1 million and $70.0 million at December 31, 2017 and 2016, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans carried at fair value were $11.4 million and $13.8 million at December 31, 2017 and 2016, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Foreclosed assets are carried at the lower of the carrying value or fair value.  Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be nonrecurring level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $6.9 million and $10.7 million at December 31, 2017 and 2016, respectively.

Assets and liabilities measured at fair value are as follows as of December 31, 2017 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$23,844	$—
Taxable municipals	—	4,397	—
Corporate bonds	—	5,579	—
Mortgage backed securities	—	37,268	—

(On a non-recurring basis) Other real estate owned	—	—	6,859
Impaired loans:
Real estate secured:
Commercial	—	—	4,650
Construction and land development	—	—	424
Residential 1-4 family	—	—	3,916
Multifamily	—	—	281
Farmland	—	—	1,399
Commercial	—	—	704
Agriculture	—	—	12
Consumer installment loans	—	—	8
All other loans	—	—	—
Total	$—	$71,088	$18,253

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2017 and 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at December 31, 2017	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$11,394	$13,849	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$6,859	$10,655	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2017 and 2016. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the months of December 2017 and 2016.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

December 31, 2017
Financial Instruments – Assets
Net Loans	$506,812	$506,608	$-	$495,214	$11,394

Financial Instruments – Liabilities
Time Deposits	272,330	272,352	-	272,352	-
FHLB Advances	7,558	7,794	-	7,794	-

December 31, 2016
Financial Instruments – Assets
Net Loans	$462,557	$467,707	$-	$453,858	$13,849

Financial Instruments – Liabilities
Time Deposits	247,819	247,258	-	247,258	-
FHLB Advances	13,758	13,993	-	13,993	-

NOTE 24 RECENT ACCOUNTING DEVELOPMENTS

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

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As discussed in Note 17, the Company early adopted ASU No. 2016-02 Leases (Topic 842).

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

In February 2018, the FASB Issued (ASU 2018-02), Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires Companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act. The Company has opted to early adopt this pronouncement by retrospective application to each period (or periods) in which the effect of the change in the tax rate under the Tax Cuts and Jobs Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings is $98 thousand as of December 31, 2017.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 25 PARENT CORPORATION ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(Dollars in Thousands)

ASSETS	2017	2016

Due from banks	$1,220	$813
Investment in subsidiaries	65,057	62,158
Other assets	1,360	587
Total Assets	$67,637	$63,558

LIABILITIES
Accrued interest payable	$139	$125
Accrued expenses and other liabilities	29	20
Trust preferred securities	16,496	16,496
Total Liabilities	16,664	16,641

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value, 50,000,000 shares authorized; 23,922,086 and 23,354,457 shares issued and outstanding at December 31, 2017 and 2016, respectively	47,844	46,709
Common stock warrants	—	764
Additional paid capital	14,570	13,965
Retained deficit	(10,847)	(14,065)
Accumulated other comprehensive loss	(594)	(456)
Total Stockholders’ Equity	50,973	46,917
Total Liabilities and Stockholders’ Equity	$67,637	$63,558

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Dollars in Thousands)	2017	2016

Income
Miscellaneous income	$17	$15
Dividends from subsidiaries	111	—
Undistributed income of subsidiaries	2,939	1,615
Total income	3,067	1,630

Expenses
Trust preferred securities interest expense	592	508
Professional fees	92	105
Other operating expenses	62	59
Total Expenses	746	672

Income before Income Taxes	2,321	958
Income Tax Expense (Benefit)	(773)	—
Net Income	$3,094	$958

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Dollars in Thousands)	2017	2016

Cash Flows From Operating Activities
Net income	$3,094	$958
Adjustments to reconcile net income to net cash used in operating activities:
Income of subsidiaries	(3,050)	(1,615)
Net change in:
Other assets	(773)	2
Other liabilities	23	22
Net Cash Used in Operating Activities	(706)	(633)

Cash Flows From Financing Activities
Exercise of common stock warrants	1,113	1
Net Cash Provided by Financing Activities	1,113	1

Net increase (decrease) in Cash and Cash Equivalents	407	(632)
Cash and Cash Equivalents, Beginning of year	813	1,445
Cash and Cash Equivalents, End of Year	$1,220	$813

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$578	$487
Taxes	$—	$—
Supplemental Disclosure of Non Cash Transactions:
Retirement of common stock	$(111)	$—
Payment of in-kind dividend to the Company from the Bank	$111	$—

NOTE 26 SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2017 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First

Income statement
Net interest income	$5,845	$5,779	$5,791	$5,365
Noninterest income	1,905	1,808	4,409	1,714
Provision for loan losses	450	-	-	-
Noninterest expense	7,229	7,098	7,623	6,978
Net income (loss)	(82)	484	2,577	115
Earnings (loss) per share, basic	(0.00)	0.02	0.11	0.00
Earnings (loss) per share, diluted	(0.00)	0.02	0.11	0.00

Period end balance sheet
Total loans receivable	$513,008	$501,390	$488,764	$476,490
Total assets	666,700	665,236	659,761	647,594
Total deposits	582,544	581,616	576,346	572,751
Total stockholders’ equity	50,973	50,355	50,013	47,092

	2016 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First

Income statement
Net interest income	$5,420	$5,453	$5,402	$5,451
Noninterest income	1,909	2,043	1,753	1,586
Provision for loan losses	-	-	(500)	-
Noninterest expense	8,300	7,155	6,776	6,337
Net income (loss)	(968)	346	882	698
Earnings (loss) per share, basic	(0.04)	0.01	0.04	0.03
Earnings (loss) per share, diluted	(0.04)	0.01	0.04	0.03

Period end balance sheet
Total loans receivable	$468,629	$464,721	$459,613	$450,309
Total assets	634,335	633,867	632,311	636,459
Total deposits	554,438	556,516	555,084	555,216
Total stockholders’ equity	46,917	48,785	48,485	47,234

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” issued in 1992. Based on this assessment management concluded that the internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2017.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions "Election of Directors," “Executive Officers Who Are Not Directors,” “Corporate Governance” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2018 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the captions "Director Compensation" and “Executive Compensation and Related Party Transactions" in the 2018 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management" and “Security Ownership of Certain Beneficial Owners” in the 2018 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information contained under the caption “Executive Compensation and Related Party Transactions" and “Corporate Governance” in the 2018 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Audit Information" in the 2018 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

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
32 101

Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

The following materials for the Company’s 10-K Report for the year ended December 31, 2017, formatted in XBRL are being furnished, not filed. (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

____________________________________

* Denotes management contract.

(b)       See Item 15(a)(3) above.

(c)       See Items 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By: /s/ C. TODD ASBURY

C. Todd Asbury

President and Chief Executive Officer

Date: March 23, 2018

By: /s/ JOHN J. BOCZAR

John J. Boczar

Executive Vice President and Chief Financial Officer

Date: March 23, 2018

POWER OF ATTORNEY

Each of the undersigned hereby appoints C. Todd Asbury and John J. Boczar, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. TODD ASBURY	President and	March 23, 2018
C. Todd Asbury	Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN J. BOCZAR	Executive Vice President and	March 23, 2018
John J. Boczar	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ TIM BALL	Director	March 23, 2018
Tim Ball

/s/ J. ROBERT BUCHANAN	Director	March 23, 2018
J. Robert Buchanan

/s/ JOE CARTER	Director	March 23, 2018
Joe Carter

/s/ JOHN D. COX	Director	March 23, 2018
John D. Cox

/s/ CHARLES H. GENT	Director	March 23, 2018
Charles H. Gent

/s/ EUGENE HEARL	Director	March 23, 2018
Eugene Hearl

/s/ HAROLD LYNN KEENE	Chairman, Director	March 23, 2018
Harold Lynn Keene

/s/ MICHAEL G. MCGLOTHLIN	Director	March 23, 2018
Michael G. McGlothlin

/s/ FRED MEADE	Director	March 23, 2018
Fred Meade

/s/ B. SCOTT WHITE	Director	March 23, 2018
B. Scott White

