Form 10-Q
period 2018-03-31
NEW PEOPLES BANKSHARES INC
filed 2018-05-21
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2018
Common Stock, $2.00 par value	23,922,086

NEW PEOPLES BANKSHARES, INC.

INDEX

PART I FINANCIAL INFORMATION

Part I Financial Information

Item 1.	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2018	2017
Loans including fees	$6,458	$5,664
Interest-earning deposits with banks	65	43
Investments	408	350
Dividends on equity securities (restricted)	35	32
Total Interest and Dividend Income	6,966	6,089

INTEREST EXPENSE
Deposits	696	538
Borrowed funds	192	186
Total Interest Expense	888	724

NET INTEREST INCOME	6,078	5,365

PROVISION FOR LOAN LOSSES	63	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,015	5,365

NONINTEREST INCOME
Service charges and fees	1,522	1,496
Insurance and investment fees	74	52
Other noninterest income	154	166
Total Noninterest Income	1,750	1,714

NONINTEREST EXPENSES
Salaries and employee benefits	3,644	3,381
Occupancy and equipment expense	1,292	1,127
Data processing and telecommunications	604	553
Other operating expenses	2,099	1,917
Total Noninterest Expenses	7,639	6,978

INCOME BEFORE INCOME TAXES	126	101

INCOME TAX EXPENSE (BENEFIT)	46	(14)

NET INCOME	$80	$115

Income Per Share
Basic	$0.00	$0.00
Fully Diluted	$0.00	$0.00

Average Weighted Shares of Common Stock
Basic	23,922,086	23,354,890
Fully Diluted	23,922,086	23,354,890

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(IN THOUSANDS)

(UNAUDITED)

	2018	2017

NET INCOME	$80	$115

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	(1,041)	89
Tax related to unrealized gains	220	(30)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(821)	59
TOTAL COMPREHENSIVE INCOME (LOSS)	$(741)	$174

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

ASSETS	March 31,	December 31,
	2018	2017

Cash and due from banks	$16,461	$18,249
Interest-bearing deposits with banks	21,419	14,452
Federal funds sold	136	4
Total Cash and Cash Equivalents	38,016	32,705

Investment securities available-for-sale	67,033	71,088

Loans receivable	516,363	513,008
Allowance for loan losses	(5,702)	(6,196)
Net Loans	510,661	506,812

Bank premises and equipment, net	26,387	26,115
Other real estate owned	6,711	6,859
Accrued interest receivable	2,033	2,036
Deferred taxes, net	5,671	5,499
Right-of-use assets – operating leases	5,176	5,253
Other assets	9,882	10,333
Total Assets	$671,570	$666,700

LIABILITIES

Deposits:
Noninterest bearing	$163,241	$154,631
Interest-bearing	426,706	427,913
Total Deposits	589,947	582,544

Borrowed funds	23,754	24,054
Lease liabilities – operating leases	5,176	5,253
Accrued interest payable	455	426
Accrued expenses and other liabilities	2,006	3,450
Total Liabilities	621,338	615,727

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,922,086 shares issued and outstanding at March 31, 2018 and December 31, 2017	47,844	47,844
Additional paid-in-capital	14,570	14,570
Retained deficit	(10,767)	(10,847)
Accumulated other comprehensive loss	(1,415)	(594)

Total Stockholders’ Equity	50,232	50,973
Total Liabilities and Stockholders’ Equity	$671,570	$666,700

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accum-ulated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2016	23,354	$46,709	$764	$13,965	$(14,065)	$(456)	$46,917

Net income	—	—	—	—	115	—	115

Exercise of common stock warrants	1	2	(1)	—	—	—	1

Other comprehensive income, net of tax	—	—	—	—	—	59	59
Balance, March 31, 2017	23,355	$46,711	$763	$13,965	$(13,950)	$(397)	$47,092

Balance, December 31, 2017	23,922	$47,844	$—	$14,570	$(10,847)	$(594)	$50,973

Net income	—	—	—	—	80	—	80

Other comprehensive loss, net of tax	—	—	—	—	—	(821)	(821)
Balance, March 31, 2018	23,922	$47,844	$—	$14,570	$(10,767)	$(1,415)	$50,232

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(IN THOUSANDS)

(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80	$115
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	63	—
Depreciation	645	638
Income on life insurance	(13)	(27)
Gain on sale of premises and equipment	(5)	(1)
Loss (gain) on sale of foreclosed assets	96	(24)
Adjustment of carrying value of foreclosed real estate	69	176
Accretion of bond premiums/discounts	169	201
Deferred income taxes	46	—
Net change in:
Interest receivable	3	114
Other assets	495	77
Accrued interest payable	29	11
Accrued expenses and other liabilities	(1,444)	60
Net Cash Provided by Operating Activities	233	1,340

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(4,668)	(8,777)
Purchase of securities available-for-sale	—	(6,564)
Proceeds from principal paydowns of securities available-for-sale	2,845	4,453
Net sale (purchase) of equity securities (restricted)	(29)	217
Payments for the purchase of premises and equipment	(917)	(593)
Proceeds from sale of premises and equipment	5	4
Proceeds from sales of other real estate owned	739	1,154
Net Cash Used in Investing Activities	(2,025)	(10,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of common stock warrants	—	1
Net decrease in Federal Home Loan Bank advances	(300)	(5,300)
Increase in deposits	7,403	18,313
Net Cash Provided by Financing Activities	7,103	13,014

Net increase in cash and cash equivalents	5,311	4,248
Cash and Cash Equivalents, Beginning of Period	32,705	35,448
Cash and Cash Equivalents, End of Period	$38,016	$39,696

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$859	$713
Taxes	$—	$—

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$1,023	$1,624
Loans made to finance sale of foreclosed real estate	$267	$812
Change in unrealized loss on securities available-for-sale	$(1,041)	$89

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

NOTE 2 ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2018 and December 31, 2017, and the results of operations for the three-month periods ended March 31, 2018 and 2017. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

NOTE 3 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. There were no potential common shares at March 31, 2018. For the three-months ended March 31, 2017, potential common shares consisted of 880,978 outstanding common stock warrants; however, the warrants were anti-dilutive and were not included in the calculation. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended March 31,
	2018	2017
Net income	$80	$115
Weighted average shares outstanding	23,922,086	23,354,890
Dilutive shares for stock warrants	—	—
Weighted average dilutive shares outstanding	23,922,086	23,354,890

Basic income per share	$0.00	$0.00
Diluted income per share	$0.00	$0.00

NOTE 4 CAPITAL:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1250%. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2018 and December 31, 2017, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	$68,976	15.21%	$ 36,273	8.0%	$ 45,341	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,331	13.97%	27,205	6.0%	36,273	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	63,331	9.56%	26,505	4.0%	33,131	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,331	13.97%	20,403	4.5%	29,472	6.5%

December 31, 2017:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	$68,787	15.30%	$ 35,970	8.0%	$ 44,962	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,160	14.05%	26,977	6.0%	35,970	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	63,160	9.56%	26,422	4.0%	33,028	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,160	14.05%	20,233	4.5%	29,225	6.5%

As of March 31, 2018, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
March 31, 2018
U.S. Government Agencies	$22,912	$55	$(354)	$22,613
Taxable municipals	4,457	-	(165)	4,292
Corporate bonds	5,433	103	(130)	5,406
Mortgage backed securities	36,023	1	(1,302)	34,722
Total Securities AFS	$68,825	$159	$(1,951)	$67,033

December 31, 2017
U.S. Government Agencies	$23,986	$79	$(221)	$23,844
Taxable municipals	4,466	9	(78)	4,397
Corporate bonds	5,437	168	(26)	5,579
Mortgage backed securities	37,950	3	(685)	37,268
Total Securities AFS	$71,839	$259	$(1,010)	$71,088

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
U.S. Government Agencies	$7,439	$(128)	$6,800	$(226)	$14,239	$(354)
Taxable municipals	3,545	(111)	746	(54)	4,291	(165)
Corporate bonds	2,402	(130)	-	-	2,402	(130)
Mtg. backed securities	14,603	(436)	20,009	(866)	34,612	(1,302)
Total Securities AFS	$27,989	$(805)	$27,555	$(1,146)	$55,544	$(1,951)

December 31, 2017
U.S. Government Agencies	$7,840	$(69)	$7,189	$(152)	$15,029	$(221)
Taxable municipals	2,403	(44)	767	(34)	3,170	(78)
Corporate bonds	1,507	(26)	-	-	1,507	(26)
Mtg. backed securities	14,720	(145)	21,500	(540)	36,220	(685)
Total Securities AFS	$26,470	$(284)	$29,456	$(726)	$55,926	$(1,010)

At March 31, 2018, there were thirteen U.S. Government Agency securities, two taxable municipal securities, and fifty-nine mortgage backed securities that had been in a loss position for greater than twelve months. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

There were no sales of investment securities during the three months ended March 31, 2018 or 2017.

The amortized cost and fair value of investment securities at March 31, 2018, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$4	$4	1.63%
Due after one year through five years	3,494	3,407	1.92%
Due after five years through ten years	16,042	15,802	3.20%
Due after ten years	49,285	47,820	2.31%
Total	$68,825	$67,033	2.49%

Investment securities with a carrying value of $10.3 million and $11.0 million at March 31, 2018 and December 31, 2017, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million as of March 31, 2018 and December 31, 2017.

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	March 31, 2018	December 31, 2017
Real estate secured:
Commercial	$132,772	$127,688
Construction and land development	23,358	29,763
Residential 1-4 family	249,966	249,159
Multifamily	14,143	15,481
Farmland	24,803	22,998
Total real estate loans	445,042	445,089
Commercial	44,760	41,345
Agriculture	3,957	3,494
Consumer installment loans	21,952	22,411
All other loans	652	669
Total loans	$516,363	$513,008

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	March 31, 2018	December 31, 2017
Real estate secured:
Commercial	$3,469	$2,035
Construction and land development	210	470
Residential 1-4 family	3,202	2,991
Multifamily	85	152
Farmland	827	800
Total real estate loans	7,793	6,448
Commercial	411	1,065
Agriculture	3	3
Consumer installment loans	20	48
Total loans receivable on nonaccrual status	$8,227	$7,564

Total interest income not recognized on nonaccrual loans for the three months ended March 31, 2018 and 2017 was $180 thousand and $363 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of March 31, 2018 and December 31, 2017:

As of March 31, 2018 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,828	$2,882	$-
Construction and land development	165	362	-
Residential 1-4 family	3,144	3,206	-
Multifamily	212	253	-
Farmland	1,165	1,191	-
Commercial	13	13	-
Agriculture	3	3	-
Consumer installment loans	-	-	-
All other loans	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	2,047	2,047	365
Construction and land development	-	-	-
Residential 1-4 family	358	358	89
Multifamily	-	-	-
Farmland	368	368	232
Commercial	461	461	147
Agriculture	-	-	-
Consumer installment loans	8	8	2
All other loans	-	-	19
Total	$10,772	$11,152	$854

As of December 31, 2017 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,646	$2,719	$-
Construction and land development	424	680	-
Residential 1-4 family	3,586	3,885	-
Multifamily	281	321	-
Farmland	1,264	1,664	-
Commercial	628	628	-
Agriculture	12	12	-
Consumer installment loans	8	8	-
All other loans	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	2,503	2,622	499
Construction and land development	-	-	-
Residential 1-4 family	421	437	91
Multifamily	-	-	-
Farmland	378	378	243
Commercial	489	572	413
Agriculture	-	-	-
Consumer installment loans	-	-	-
All other loans	-	-	-
Total	$12,640	$13,926	$1,246

The following table presents information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Three Months Ended
	March 31, 2018		March 31, 2017
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$2,737	$28	$3,196	$25
Construction and land development	295	—	5	—
Residential 1-4 family	3,365	42	3,821	49
Multifamily	247	4	516	12
Farmland	1,215	12	3,884	(115)
Commercial	321	—	—	—
Agriculture	8	—	19	—
Consumer installment loans	4	—	18	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	2,275	16	901	2
Construction and land development	—	—	235	—
Residential 1-4 family	390	4	701	9
Multifamily	—	—	—	—
Farmland	373	—	590	5
Commercial	475	—	67	—
Agriculture	—	—	3	—
Consumer installment loans	4	—	5	—
All other loans	—	—	—	—
Total	$11,709	$106	$13,961	$(13)

An age analysis of past due loans receivable is below. At March 31, 2018 and December 31, 2017, there were no loans over 90 days past due that were accruing.

As of March 31, 2018 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$1,596	$25	$318	$1,939	$130,833	$132,772
Construction and land development	561	-	42	603	22,755	23,358
Residential 1-4 family	1,832	508	815	3,155	246,811	249,966
Multifamily	-	-	-	-	14,143	14,143
Farmland	1,547	245	-	1,792	23,011	24,803
Total real estate loans	5,536	778	1,175	7,489	437,553	445,042
Commercial	-	-	-	-	44,760	44,760
Agriculture	3	13	-	16	3,941	3,957
Consumer installment Loans	26	9	-	35	21,917	21,952
All other loans	-	-	-	-	652	652
Total loans	$5,565	$800	$1,175	$7,540	$508,823	$516,363

As of December 31, 2017 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$190	$2,396	$453	$3,039	$124,649	$127,688
Construction and land development	69	246	42	357	29,406	29,763
Residential 1-4 family	3,789	378	969	5,136	244,023	249,159
Multifamily	125	89	-	214	15,267	15,481
Farmland	309	-	-	309	22,689	22,998
Total real estate loans	4,482	3,109	1,464	9,055	436,034	445,089
Commercial	103	25	603	731	40,614	41,345
Agriculture	38	-	-	38	3,456	3,494
Consumer installment Loans	102	15	28	145	22,266	22,411
All other loans	-	-	-	-	669	669
Total loans	$4,725	$3,149	$2,095	$9,969	$503,039	$513,008

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of March 31, 2018 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$124,316	$4,489	$3,967	$132,772
Construction and land development	22,353	781	224	23,358
Residential 1-4 family	242,363	3,096	4,507	249,966
Multifamily	13,792	81	270	14,143
Farmland	21,814	1,818	1,171	24,803
Total real estate loans	424,638	10,265	10,139	445,042
Commercial	39,741	4,608	411	44,760
Agriculture	3,925	16	16	3,957
Consumer installment loans	21,930	1	21	21,952
All other loans	652	-	-	652
Total	$490,886	$14,890	$10,587	$516,363
As of December 31, 2017 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$120,104	$3,228	$4,356	$127,688
Construction and land development	28,462	816	485	29,763
Residential 1-4 family	243,048	1,810	4,301	249,159
Multifamily	13,695	1,445	341	15,481
Farmland	19,273	2,445	1,280	22,998
Total real estate loans	424,582	9,744	10,763	445,089
Commercial	37,973	2,307	1,065	41,345
Agriculture	3,468	23	3	3,494
Consumer installment loans	22,357	2	52	22,411
All other loans	669	-	-	669
Total	$489,049	$12,076	$11,883	$513,008

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended March 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of March 31, 2018 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,989	$-	$8	$(156)	$1,841
Construction and land development	191	(96)	-	59	154
Residential 1-4 family	2,400	(44)	29	(19)	2,366
Multifamily	106	-	-	(2)	104
Farmland	415	-	56	(48)	423
Total real estate loans	5,101	(140)	93	(166)	4,888
Commercial	660	(515)	8	426	579
Agriculture	20	-	-	6	26
Consumer installment loans	156	(26)	23	-	153
All other loans	3	-	-	17	20
Unallocated	256	-	-	(220)	36
Total	$6,196	$(681)	$124	$63	$5,702

	Allowance for Loan Losses			Recorded Investment in Loans
As of March 31, 2018 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$365	$1,476	$1,841	$4,875	$127,897	$132,772
Construction and land development	-	154	154	165	23,193	23,358
Residential 1-4 family	89	2,277	2,366	3,502	246,464	249,966
Multifamily	-	104	104	212	13,931	14,143
Farmland	232	191	423	1,533	23,270	24,803
Total real estate loans	686	4,202	4,888	10,287	434,755	445,042
Commercial	147	432	579	474	44,286	44,760
Agriculture	-	26	26	3	3,954	3,957
Consumer installment loans	2	151	153	8	21,944	21,952
All other loans	19	1	20	-	652	652
Unallocated	-	36	36	-	-	-
Total	$854	$4,848	$5,702	$10,772	$505,591	$516,363

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2017 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,625	$(179)	$193	$350	$1,989
Construction and land development	346	(1)	-	(154)	191
Residential 1-4 family	2,376	(714)	48	690	2,400
Multifamily	241	-	-	(135)	106
Farmland	428	(49)	361	(325)	415
Total real estate loans	5,016	(943)	602	426	5,101
Commercial	163	(11)	153	355	660
Agriculture	31	(4)	5	(12)	20
Consumer installment loans	123	(147)	19	161	156
All other loans	-	-	-	3	3
Unallocated	739	-	-	(483)	256
Total	$6,072	$(1,105)	$779	$450	$6,196

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2017 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$499	$1,490	$1,989	$5,149	$122,539	$127,688
Construction and land development	-	191	191	424	29,339	29,763
Residential 1-4 family	91	2,309	2,400	4,007	245,152	249,159
Multifamily	-	106	106	281	15,200	15,481
Farmland	243	172	415	1,642	21,356	22,998
Total real estate loans	833	4,268	5,101	11,503	433,586	445,089
Commercial	413	247	660	1,117	40,228	41,345
Agriculture	-	20	20	12	3,482	3,494
Consumer installment loans	-	156	156	8	22,403	22,411
All other loans	-	3	3	-	669	669
Unallocated	-	256	256	-	-	-
Total	$1,246	$4,950	6,196	$12,640	$500,368	$513,008

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At March 31, 2018 there were $6.2 million in loans that are classified as troubled debt restructurings compared to $6.9 million at December 31, 2017. The following table presents information related to loans modified as troubled debt restructurings during the three months ended March 31, 2018 and 2017.

	For the three months ended March 31, 2018			For the three months ended March 31, 2017
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	-	$-	$-	1	$341	$339
Construction and land Development	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
Total real estate loans	-	-	-	1	341	339
Commercial	-	-	-	-	-	-
Agriculture	-	-	-	-	-	-
Consumer installment loans	-	-	-	-	-	-
All other loans	-	-	-	-	-	-
Total	-	$-	$-	1	$341	$339

During the three months ended March 31, 2018, the Company modified no loans for which the modification was considered to be a troubled debt restructuring. During the three months ended March 31, 2017, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate and maturity date were not modified; however, the payment terms were changed.

No loans modified as troubled debt restructurings defaulted during the three months ended March 31, 2018 or 2017. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the three months ended March 31, 2018 and the year ended December 31, 2017:

(Dollars are in thousands)	March 31, 2018	December 31, 2017

Balance, beginning of period	$6,859	$10,655
Additions	1,023	3,087
Transfers of premises and equipment to other real estate	—	125
Proceeds from sales	(739)	(4,742)
Proceeds from insurance claims	—	(12)
Loans made to finance sales	(267)	(1,477)
Adjustment of carrying value	(69)	(758)
Deferred gain from sales	—	45
Losses from sales	(96)	(64)
Balance, end of period	$6,711	$6,859

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

Investment Securities Available-for-Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, or by dealers or brokers in active over-the counter markets. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Assets measured at fair value on a recurring basis are as follows. There were no liabilities measured at fair value on a recurring basis.

(Dollars are in thousands) March 31, 2018	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investments
U.S. Government Agencies	$—	$22,613	$—
Taxable municipals	—	4,292	—
Corporate bonds	—	5,406	—
Mortgage backed securities	—	34,722	—
Total	$—	$67,033	$—

December 31, 2017
Available-for-sale investments
U.S. Government Agencies	$—	$23,844	$—
Taxable municipals	—	4,397	—
Corporate bonds	—	5,579	—
Mortgage backed securities	—	37,268	—
Total	$—	$71,088	$—

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

Assets measured at fair value on a non-recurring basis are as follows (for purpose of this table the impaired loans are shown net of the related allowance). There were no liabilities measured at fair value on a non-recurring basis.

(Dollars are in thousands) March 31, 2018	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other real estate owned	$—	$—	$6,711
Impaired loans	—	—	9,918
Total	$—	$—	$16,629

December 31, 2017
Other real estate owned	$—	$—	$6,859
Impaired loans	—	—	11,394
Total	$—	$—	$18,253

For Level 3 assets measured at fair value on a recurring or non-recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:
(Dollars in thousands)	Fair Value at March 31, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Impaired Loans	$9,918	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	6,711	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The tables below present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits with banks, deposits with no stated maturities, and accrued interest approximates fair value.

During the first quarter of 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using an exit price notion. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets.

As of March 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

As of December 31, 2017, the fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios are then further discounted to incorporate credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price as of December 31, 2017.

The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

March 31, 2018
Financial Instruments – Assets
Net Loans	$510,661	$499,763	$-	$489,845	$9,918

Financial Instruments – Liabilities
Time Deposits	265,025	264,945	-	264,945	-
FHLB Advances	7,258	7,557	-	7,557	-
Trust Preferred Securities	16,496	13,575	-	13,575	-

December 31, 2017
Financial Instruments – Assets
Net Loans	$506,812	$506,608	$-	$495,214	$11,394

Financial Instruments – Liabilities
Time Deposits	272,330	272,352	-	272,352	-
FHLB Advances	7,558	7,794	-	7,794	-
Trust Preferred Securities	16,496	16,496	-	16,496
					-

NOTE 11 SALE AND LEASEBACK TRANSACTIONS:

On May 31, 2017 the Bank, the wholly-owned subsidiary of the Company, sold four (4) of its properties, one each located in Abingdon, Bristol, Gate City and Castlewood, Virginia to a nonaffiliated third party for a total purchase price of $6.2 million. After selling expenses of $192 thousand, the net proceeds on the transactions were $6.0 million. The sales prices for the properties were based on outside appraisals obtained by the Bank. The Bank provided $4.9 million of financing to the purchaser for a term of 10 years for this transaction.

In connection with the sale of the four properties, the Bank on May 31, 2017 entered into commercial lease agreements with the purchaser for the properties (the “Leases”), which will allow the Bank to continue to service customers from these locations. The Leases, which commenced on June 1, 2017, provide the Bank with use of the properties for an initial term of fifteen (15) years. Base rent payments for years 1 through 5 of the Leases are approximately $417 thousand a year. The base rent payments will increase by 8% for years 6 through 10 of the Leases and then by another 8% for years 11 through 15 of the Leases. The Bank has the option to renew the Leases five (5) times and each renewal would be for a term of five (5) years. The base rent for the renewals would be negotiated at the time the renewal option is exercised by the Bank. While the cash lease payments are currently $417 thousand a year, the Company is required to straight-line the expense over the initial term of fifteen (15) years. As a result, the annual lease expense will be approximately $451 thousand. The weighted average remaining life of the leases is 14.17 years.

In anticipation of this transaction the Company adopted ASU No. 2016-02 Leases (Topic 842) early. This ASU revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. As a result of this transaction the Company recognized initial right-to-use assets – operating leases of approximately $5.3 million, along with corresponding lease liabilities of approximately $5.3 million. The $5.3 million was determined by calculating the present value of the annual cash lease payments using a discount rate of 3.25%. The 3.25% discount rate was determined to be our fifteen (15) year incremental borrowing rate as of May 31, 2017.

As a result of the sale and the determination that the corresponding leases were operating leases, the Company also recognized a gain in 2017 of $2.6 million on the sale and leaseback transactions.

NOTE 12 NONINTEREST EXPENSES:

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

(Dollars are in thousands)	March 31, 2018	March 31, 2017

Advertising	$126	$93
ATM network expense	392	403
Legal and professional fees	367	297
Loan related expenses	200	184
Printing and supplies	136	24
FDIC insurance premiums	96	102
Other real estate owned, net	247	300
Other	535	514
Total noninterest expenses	$2,099	$1,917

NOTE 13 SUBSEQUENT EVENTS:

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

NOTE 14 RECENT ACCOUNTING DEVELOPMENTS:

The following is a summary of recent authoritative announcements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance became effective January 1, 2018. The amendment does not apply to revenue associated with financial instruments, such as loans and investment securities available for sale, and therefore had no material effect on our consolidated financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification (“ASC”), to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments became effective on January 1, 2018 and did not have a material effect on the financial statements. As discussed in Note 10, the Company measured the fair value of its loan portfolio using an exit price notion as of March 31, 2018.

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As discussed in Note 11, the Company early adopted ASU No. 2016-02 Leases (Topic 842).

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The guidance became effective January 1, 2018. The Company completed an assessment of revenue streams and a review of related contracts potentially affected by the ASU and, based on this assessment, the Company concluded that the ASU did not materially change the method in which the Company currently recognizes revenue for these revenue streams. As such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

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

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The amendment became effective on January 1, 2018 and did not have a material effect on the financial statements.

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

In February 2017, the FASB amended the Other Income Topic of the ASC to clarify the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendment became effective on January 1, 2018 and did not have a material effect on the financial statements.

In September 2017, the FASB updated the Revenue from Contracts with Customers and the Leases Topics of the Accounting Standards Codification. The amendments incorporate into the ASC recent SEC guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. The amendments were effective upon issuance. The Company is currently in the process of evaluating the impact of adoption of this guidance, however it does not expect these amendments to have a material effect on its financial statements.

In November 2017, the FASB updated the Income Statement and Revenue from Contracts with Customers Topics of the Accounting Standards Codification. The amendments incorporate into the ASC recent SEC guidance related to revenue recognition. The amendments were effective upon issuance and did not have a material effect on the financial statements.

In February 2018, the FASB Issued (ASU 2018-02), Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires Companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act. The Company has opted to early adopt this pronouncement by retrospective application to each period (or periods) in which the effect of the change in the tax rate under the Tax Cuts and Jobs Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings was $98 thousand as of December 31, 2017.

In February 2018, the FASB amended the Financial Instruments Topic of the Accounting Standards Codification. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments will be effective for the third quarter of 2018 subsequent to adopting the amendments in ASU 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2018, the FASB updated the Debt Securities and the Regulated Operations Topics of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2018, the FASB updated the Income Taxes Topic of the Accounting Standards Codification. The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Jobs Act. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

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

Critical Accounting Policies

For discussion of our significant accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2017. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our provision for loan losses and the calculation of our deferred tax asset and related valuation allowance.

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

Overview and Highlights

For the quarter ended March 31, 2018 the Company had net income of $80 thousand, or basic net income per share of $0.00, as compared to a net income of $115 thousand, or basic net income per share of $0.00, for the quarter ended March 31, 2017. Total assets increased $4.9 million from December 31, 2017 at $666.7 million to $671.6 million at March 31, 2018.

Highlights from the first quarter of 2018 include:

·	Interest-bearing deposits with banks increased $7.0 million, or 48.2%;
·	Investment securities available-for-sale decreased 5.7%, or $4.1 million;
·	Net loans increased $3.8 million;
·	Total assets increased $4.9 million;
·	Noninterest-bearing deposits increased $8.6 million, or 5.6%;
·	Interest-bearing deposits decreased $1.2 million;
·	The Bank continues to be considered well-capitalized under regulatory standards; and,
·	Book value per share was $2.10 as of March 31, 2018.

Comparison of the Three Months ended March 31, 2018 to March 31, 2017

Interest income increased $877 thousand, or 14.4%, for the first three months of 2018 compared to the first three months of 2017. Substantially all of the increase was related to interest and fees earned on loans. Interest paid for deposit accounts in the first quarter of 2018 was $158 thousand higher than the prior year contributing to the overall $164 thousand increase to interest expenses for the quarter. These increases resulted in an increase to net interest income of $713 thousand. In the first quarter of 2018, our net interest margin was 4.09%, as compared to 3.85% for the same period in 2017, an increase of 24 basis points.

Noninterest income for the first quarter of 2018 was $1.8 million, an increase of $36 thousand when compared to $1.7 million for the same period in 2017. Service charges and fees increased $26 thousand during the first quarter of 2018 compared to the first quarter of 2017 due principally to Interactive Teller Machine (“ITM”) and ATM network fee revenue which increased $36 thousand year over year.

Noninterest expense increased $661 thousand, or 9.47%, to $7.6 million for the first quarter 2018 as compared to $7.0 million for the first quarter of 2017. Salaries and employee benefits increased $263 thousand, or 7.78% in the quarter-to-quarter comparison, from $3.4 million at March 31, 2017 to $3.6 million for the same period in 2018. This increase was primarily the result of seasoned commercial bankers and credit administration staff hired throughout 2017 as a part of our strategy to grow the loan portfolio, staffing for a new branch location that opened in the second quarter of 2018 in Princeton, West Virgina, , annual pay increases, and increased health insurance costs.

Occupancy and equipment expenses increased $165 thousand from $1.1 million for the first quarter of 2017 to $1.3 million for the first quarter of 2018. In the second quarter of 2017, the Bank sold four commercial properties and then entered into commercial lease agreements resulting in an increase to lease expense of $119 thousand for the three months ended March 31, 2018 compared to March 31, 2017. Building depreciation expense decreased $32 thousand while maintenance and equipment depreciation expenses increased $17 thousand and $36 thousand, respectively. Data processing and telecommunications expenses increased $51 thousand. Other real estate owned expenses decreased $53 thousand to $247 thousand for the first quarter of 2018 as compared to $300 thousand for the same period in 2017. Writedowns on other real estate owned were $69 thousand for the first three months of 2018 as compared to writedowns of $176 thousand for the same period in 2017. During the first three months of 2018, we had net losses on the sale of other real estate owned of $96 thousand as compared to net gains on the sale of other real estate owned of $24 for the same period in 2017, as we continue to actively pursue the reduction of OREO and redeploy the funds received in earning assets. Legal and professional fees increased $70 thousand due principally to an increase in legal fees of $63 thousand related to efforts to resolve various litigation issues incurred in the normal course of business.

Our efficiency ratio, a non-GAAP measure which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 97.59% for the first quarter of 2018 as compared to 98.57% for the same period in 2017. Included in this calculation are the other real estate owned write-downs which negatively impact the ratio.

Balance Sheet

Total assets increased $4.9 million, or 0.73%, to $671.6 million at March 31, 2018 from $666.7 million at December 31, 2017. The main driver in the increase is related to an increase of $3.4 million in loans resulting from our efforts to conservatively grow the loan portfolio. Going forward, we anticipate total assets increasing due to our plan to conservatively and prudently grow the loan portfolio, as we were able to accomplish in the first quarter of 2018.

Total investments decreased $4.1 million, or 5.70%, to $67.0 million at March 31, 2018 from $71.1 million at December 31, 2017. Due to rising interest rates, a $1.0 million decrease in the fair market value of the investment portfolio during the 1st quarter of 2018 resulted in a net unrealized loss of $1.8 million at March 31, 2018 compared to the net unrealized loss of $751 thousand at December 31, 2017. Interest bearing deposits with banks increased $7.0 million, or 48.21%, in the first three months of 2018 to $21.4 million from $14.4 million at December 31, 2017 as liquid assets were increased to support loan demand.

Total loans increased $3.4 million to $516.4 million at March 31, 2018 as compared to $513.0 million at December 31, 2017. We believe the focus on developing new and existing lending relationships should continue the pace of increasing total loans as experienced in the first three months of 2018, subject to the economy and heightened competition in our markets.

In May 2017, the Company early adopted ASU No. 2016-02 Leases (Topic 842) which resulted in the recognition of right-of-use assets – operating leases and corresponding lease liabilities. During the first quarter of 2018, both the right-of-use assets and the liabilities decreased $77 thousand.

Total deposits increased $7.4 million, or 1.27%, from $582.5 million at December 31, 2017 to $589.9 million at March 31, 2018. Noninterest-bearing demand deposits increased 5.57%, or $8.6 million, from $154.6 million at December 31, 2017 to $163.2 million at March 31, 2018. Interest-bearing deposits decreased $1.2 million over the same period as we seek to manage the composition of the deposit portfolio and reduce reliance on time deposits. Due to competitive pressures, rising interest rates, and our need for funding, we expect to see an uptick on the interest we pay on time deposits in 2018. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

At March 31, 2018, we had borrowings from the Federal Home Loan Bank (“FHLB”) totaling $7.3 million as compared to $7.6 million at December 31, 2017, a decrease of $300 thousand in regularly scheduled principal payments. None of the FHLB advances are overnight borrowings and therefore the advances are not subject to daily interest rate changes.

The following table presents the FHLB advances:

(Dollars in thousands)	Maturity Date	Rate	March 31, 2018	December 31, 2017
Principal Reducing Credit	5/16/2018	4.10%	$83	$208
Principal Reducing Credit	5/21/2018	4.05%	175	350
Fixed Rate Hybrid	6/28/2019	0.99%	2,000	2,000
Fixed Rate Hybrid	6/30/2021	1.34%	5,000	5,000
Total			$7,258	$7,558

Total equity at March 31, 2018 was $50.2 million compared to $51.0 million at December 31, 2017. Net income of $80 thousand for the three months ended March 31, 2018, was offset by an increase in unrealized losses of $821 thousand on available-for-sale investments which is included in accumulated other comprehensive loss, net of tax. This unrealized loss is due to the upward shift in interest rates and is not indicative of credit quality factors related to any of the security issuers.

Asset Quality

We continue to make progress in reducing the levels of non-performing assets. Though asset quality is improving, the level of nonperforming assets remains elevated as we continue to work through foreclosed properties that are held over from the Great Recession and nonaccrual loans. The ratio of nonperforming assets to total assets was 2.22% at March 31, 2018 as compared to 2.16% at December 31, 2017. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $14.9 million and $14.4 million at March 31, 2018 and December 31, 2017, respectively. The makeup of these assets is primarily loans secured by commercial real estate, residential mortgages, and farmland as well as other real estate owned properties. We continue undertaking extensive and more aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Nonperforming assets consisted of the following:

	March 31, 2018	December 31, 2017
Nonaccrual loans	$8,227	$7,564
Loans past due more than 90 days, still accruing	-	-
Nonperforming loans	8,227	7,564
Other real estate owned	6,711	6,859
Nonperforming assets	$14,938	$14,423

Nonperforming loans/Total loans at period end	1.59%	1.47%
Nonperforming assets/Total assets at period end	2.22%	2.16%

There were no loans past due more than 90 days still accruing interest at March 31, 2018 or December 31, 2017. Loans rated substandard were $10.6 million at March 31, 2018, a decrease of $1.3 million from $11.9 million at December 31, 2017. Total past due loans decreased from $10.0 million at December 31, 2017, to $7.5 million at March 31, 2018.

Other real estate owned (“OREO”) decreased $148 thousand to $6.7 million at March 31, 2018 from $6.9 million at December 31, 2017. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first three months of 2018, we acquired $1.0 million in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $1.1 million  of our properties with losses of $96 thousand realized as a result of the sales. In an effort to reduce our level of foreclosed properties, we have taken an aggressive approach toward liquidating properties by making pricing adjustments and holding auctions on several of our older properties. We expect to continue these efforts during 2018 which could result in additional losses, while reducing future carrying costs. We do have lease agreements on certain OREO properties which are generating rental income at market rates. Rental income on OREO properties was $54 thousand for the first three months of 2018 compared to $55 thousand for the first three months of 2017.

Our allowance for loan losses at March 31, 2018 was $5.7 million, or 1.10% of total loans as compared to $6.2 million, or 1.21% of total loans at December 31, 2017. Impaired loans decreased $1.9 million, or 14.78%, to $10.8 million with an estimated related allowance of $854 thousand for potential losses at March 31, 2018 as compared to $12.6 million in impaired loans with an estimated related allowance of $1.2 million at the end of 2017. A provision for loan losses of $64 thousand was expensed during the first three months of 2018. No provision for loan losses was recorded during first three months of 2017. In the first three months of 2018, net charge offs were $557 thousand, or 0.11% of average loans, as compared to $104 thousand, or 0.09% of average loans, in the same period of 2017. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Specific allowance	$854	$1,246
General allowance	4,848	4,950
Total allowance	$5,702	$6,196

Impaired loans	$10,772	$12,640
Other loans	505,591	500,368
Total loans	$516,363	$513,008

Total allowance/Total loans	1.10%	1.21%
General allowance/Other loans	0.96%	0.99%

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $5.7 million and $5.5 million existed at March 31, 2018 and December 31, 2017, respectively. Our income tax expense was computed at the revised corporate income tax rate of 21% of taxable income for 2018 due to the enactment of the Tax Cuts and Jobs Act (“TCJA”) which became law on December 22, 2017. Income tax expense was previously calculated at 34% of taxable income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Total stockholders’ equity for the quarter ended March 31, 2018 was $50.2 million compared to $51.0 million at December 31, 2017, a decrease of $741 thousand. The decrease includes increased unrealized losses related to the available-for-sale portfolio, net of tax, of $821 thousand offset by net income of $80 thousand for the three month period.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios are as follows:

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:
	Well-Capitalized Regulatory Threshold	March 31, 2018	December 31, 2017
Tier 1 leverage	5.00%	9.56%	9.56%
Common equity Tier 1	6.50%	13.97%	14.05%
Tier 1 risk-based capital	8.00%	13.97%	14.05%
Total risk-based capital	10.00%	15.21%	15.30%

At March 31, 2018, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Company and Bank are now subject to a Common Equity Tier 1 ratio set out above.

The tangible book value per common share was $2.10 at March 31, 2018 compared to $2.13 at December 31, 2017. Other key performance indicators are as follows:

	March 31, 2018	March 31, 2017
Return on average assets[1]	0.05%	0.07%
Return on average equity[1]	0.64%	0.99%
Average equity to average assets	7.59%	7.35%

1 Annualized

Total assets increased during the first quarter of 2018 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our current capital levels will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $94.7 million at March 31, 2018, an increase from $92.8 million at December 31, 2017. A surplus of short-term assets are maintained at levels management deems adequate to meet potential liquidity needs.

At March 31, 2018, all of our investments are classified as available-for-sale. These investments provide an additional source of liquidity in the amount of $56.7 million, which is net of the $10.3 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank.

Our loan to deposit ratio was 87.53% at March 31, 2018 and 88.06% at December 31, 2017.

Available third-party sources of liquidity at March 31, 2018 include the following: a line of credit with the Federal Home Loan Bank of Atlanta, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We also have the ability to borrow $20.0 million in unsecured federal funds.

The Bank has a line of credit with the FHLB. Advances outstanding at March 31, 2018 were $7.3 million and the line also secures letters of credit totaling $17.0 million. Unused availability at March 31, 2018 was $142.2 million. The line is secured by a blanket lien on our residential real estate loans which amounted to $141.9 million at March 31, 2018.

We have access to the brokered deposits market. Currently we have $2.7 million in brokered term time deposits opened in 2009 with an original maturity of ten years at a cost of 4.10%. We also have deposits through the Certificate of Deposit Registry Service (“CDARS”). At March 31, 2018 we had $1.8 million in CDARS one way time deposits and $18.3 million in CDARS two way time deposits.

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

The bank holding company has $1.0 million in cash on deposit at the Bank as of March 31, 2018. These funds will be used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed. The Company is making quarterly interest payments on the trust preferred securities.

During the capital raise in 2012, common stock warrants were issued to investors. The warrants were immediately exercisable through December 2017. There were no outstanding warrants at March 31, 2018.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended March 31, 2018 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By: /s/ C. TODD ASBURY

C. Todd Asbury

President and Chief Executive Officer

Date: May 21, 2018

By: /s/ JOHN J. BOCZAR

John J. Boczar

Executive Vice President and Chief Financial Officer

Date: May 21, 2018

Index of Exhibits

No.	Description
2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
10.11*	Employment Agreement dated December 1, 2016 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2016).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

___________________

* Denotes management contract.

