Form 10-Q
period 2018-06-30
NEW PEOPLES BANKSHARES INC
filed 2018-08-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

þ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

o Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 11, 2018
Common Stock, $2.00 par value	23,922,086

NEW PEOPLES BANKSHARES, INC.

INDEX

PART I FINANCIAL INFORMATION

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2018	2017
Loans including fees	$12,920	$11,779
Interest-earning deposits with banks	161	92
Investments	805	731
Dividends on equity securities (restricted)	73	66
Total Interest and Dividend Income	13,959	12,668

INTEREST EXPENSE
Deposits	1,465	1,145
Borrowed funds	437	367
Total Interest Expense	1,902	1,512

NET INTEREST INCOME	12,057	11,156

PROVISION FOR LOAN LOSSES	126	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,931	11,156

NONINTEREST INCOME
Service charges and fees	3,175	3,098
Gain on sale and leaseback transactions	—	2,619
Insurance and investment fees	253	106
Other noninterest income	193	300
Total Noninterest Income	3,621	6,123

NONINTEREST EXPENSES
Salaries and employee benefits	7,314	6,722
Occupancy and equipment expense	2,591	2,299
Data processing and telecommunications	1,340	1,223
Other operating expenses	4,289	4,357
Total Noninterest Expenses	15,534	14,601

INCOME BEFORE INCOME TAXES	18	2,678

INCOME TAX BENEFIT	(13)	(14)

NET INCOME	$31	$2,692

Income Per Share
Basic	$0.00	$0.12
Fully Diluted	$0.00	$0.12

Average Weighted Shares of Common Stock
Basic	23,922,086	23,355,198
Fully Diluted	23,922,086	23,355,198

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2018	2017
Loans including fees	$6,462	$6,115
Interest-earning deposits with banks	96	49
Investments	397	381
Dividends on equity securities (restricted)	38	34
Total Interest and Dividend Income	6,993	6,579

INTEREST EXPENSE
Deposits	769	607
Borrowed funds	245	181
Total Interest Expense	1,014	788

NET INTEREST INCOME	5,979	5,791

PROVISION FOR LOAN LOSSES	63	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,916	5,791

NONINTEREST INCOME
Service charges and fees	1,653	1,602
Gain on sale and leaseback transactions	—	2,619
Insurance and investment fees	179	54
Other noninterest income	39	134
Total Noninterest Income	1,871	4,409

NONINTEREST EXPENSES
Salaries and employee benefits	3,670	3,341
Occupancy and equipment expense	1,299	1,172
Data processing and telecommunications	736	670
Other operating expenses	2,190	2,440
Total Noninterest Expenses	7,895	7,623

INCOME (LOSS) BEFORE INCOME TAXES	(108)	2,577

INCOME TAX BENEFIT	(59)	—

NET INCOME (LOSS)	$(49)	$2,577

Income (Loss) Per Share
Basic	$(0.00)	$0.11
Fully Diluted	$(0.00)	$0.11

Weighted Average Shares of Common Stock
Basic	23,922,086	23,355,503
Fully Diluted	23,922,086	23,355,503

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

NET INCOME (LOSS)	$(49)	$2,577	$31	$2,692

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	(207)	518	(1,248)	607
Tax related to unrealized gains (losses)	43	(176)	263	(206)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(164)	342	(985)	401
TOTAL COMPREHENSIVE INCOME (LOSS)	$(213)	$2,919	$(954)	$3,093

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

ASSETS	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)

Cash and due from banks	$15,817	$18,249
Interest-bearing deposits with banks	27,476	14,452
Federal funds sold	180	4
Total Cash and Cash Equivalents	43,473	32,705

Investment securities available-for-sale	63,995	71,088

Loans receivable	527,379	513,008
Allowance for loan losses	(5,288)	(6,196)
Net Loans	522,091	506,812

Bank premises and equipment, net	25,432	26,115
Other real estate owned	6,574	6,859
Accrued interest receivable	1,901	2,036
Deferred taxes, net	5,774	5,499
Right-of-use assets – operating leases	5,099	5,253
Other assets	10,784	10,333

Total Assets	$685,123	$666,700

LIABILITIES

Deposits:
Noninterest bearing	$167,540	$154,631
Interest-bearing	424,011	427,913
Total Deposits	591,551	582,544

Borrowed funds	35,496	24,054
Lease liabilities – operating leases	5,099	5,253
Accrued interest payable	511	426
Accrued expenses and other liabilities	2,447	3,450

Total Liabilities	635,104	615,727

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,922,086 shares issued and outstanding at June 30, 2018 and December 31, 2017	47,844	47,844
Additional paid-in-capital	14,570	14,570
Retained deficit	(10,816)	(10,847)
Accumulated other comprehensive loss	(1,579)	(594)

Total Stockholders’ Equity	50,019	50,973

Total Liabilities and Stockholders’ Equity	$685,123	$666,700

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Deficit	Accum-ulated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2016	23,354	$46,709	$764	$13,965	$(14,065)	$(456)	$46,917

Net income	—	—	—	—	2,692	—	2,692

Exercise of common stock warrants	2	4	(2)	1	—	—	3
Other comprehensive income, net of tax	—	—	—	—	—	401	401
Balance, June 30, 2017	23,356	$46,713	$762	$13,966	$(11,373)	$(55)	$50,013

Balance, December 31, 2017	23,922	$47,844	$—	$14,570	$(10,847)	$(594)	$50,973

Net income	—	—	—	—	31	—	31

Other comprehensive loss, net of tax	—	—	—	—	—	(985)	(985)
Balance, June 30, 2018	23,922	$47,844	$—	$14,570	$(10,816)	$(1,579)	$50,019

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN THOUSANDS)

(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31	$2,692
Adjustments to reconcile net income to net cash
provided by operating activities:
Accretion of bond premiums/discounts	330	398
Provision for loan losses	126	—
Depreciation	1,295	1,279
Income on life insurance	(28)	(55)
Gain on sale and leaseback transactions	—	(2,619)
(Gain) loss on sale of premises and equipment	82	(2)
Loss on sale of foreclosed assets	111	4
Adjustment of carrying value of foreclosed real estate	198	590
Deferred tax benefit	(12)	—
Net change in:
Interest receivable	135	68
Other assets	66	(66)
Accrued interest payable	85	28
Accrued expenses and other liabilities	(1,003)	629
Net Cash Provided by Operating Activities	1,416	2,946

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(16,694)	(15,944)
Purchase of securities available-for-sale	—	(13,032)
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	5,515	7,457
Net sale (purchase) of equity securities (restricted)	(489)	232
Proceeds from sale of premises and equipment	777	5
Payments for the purchase of premises and equipment	(1,471)	(1,446)
Proceeds from sale and leaseback transactions	—	1,042
Proceeds from sales of other real estate owned	1,265	3,961
Net Cash Used In Investing Activities	(11,097)	(17,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of common stock warrants	—	3
Net increase (decrease) in Federal Home Loan Bank advances	11,442	(5,600)
Increase in deposits	9,007	21,908
Net Cash Provided by Financing Activities	20,449	16,311

Net increase in cash and cash equivalents	10,768	1,532
Cash and Cash Equivalents, Beginning of Period	32,705	35,448
Cash and Cash Equivalents, End of Period	$43,473	$36,980

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,817	$1,484
Taxes	$320	$—

Supplemental Disclosure of Non Cash Transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$5,321
Loan made to finance sale of premises and equipment	$—	$4,935
Other real estate acquired in settlement of foreclosed loans	$1,289	$2,071
Loans made to finance sale of foreclosed real estate	$467	$1,092
Transfer of premises and equipment to other real estate	$—	$125
Change in unrealized gains (losses) on securities available-for-sale	$(1,248)	$607
7

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

New Peoples Bankshares, Inc. (the “Company”) is a financial holding company whose principal activity is the ownership and management of a community bank, New Peoples Bank, Inc. (the “Bank”). The Bank was organized and incorporated under the laws of the Commonwealth of Virginia. As a state-chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwestern Virginia, southern West Virginia, and eastern Tennessee. Services include commercial and consumer loans along with traditional deposit products such as checking and savings accounts.

NOTE 2 ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2018 and December 31, 2017, and the results of operations for the three and six-month periods ended June 30, 2018 and 2017. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

NOTE 3 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued related to outstanding common stock warrants are determined by the Treasury method. For the three and six months ended June 30, 2017, potential common shares of 880,136 were anti-dilutive and were not included in the calculation. There were no anti-dilutive potential common shares at June 30, 2018. Basic and diluted net income per common share calculations follow:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(49)	$2,577	$31	$2,692

Weighted average shares outstanding	23,922,086	23,355,503	23,922,086	23,355,198
Dilutive shares for warrants	—	—	—	—
Weighted average dilutive shares outstanding	23,922,086	23,355,503	23,922,086	23,355,198

Basic income (loss) per share	$(0.00)	$0.11	$0.00	$0.12
Diluted income (loss) per share	$(0.00)	$0.11	$0.00	$0.12

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2018 and December 31, 2017, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	69,208	14.69%	$37,699	8.0%	$47,124	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,920	13.56%	28,274	6.0%	37,699	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	63,920	9.51%	26,895	4.0%	33,619	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,920	13.56%	21,206	4.5%	30,631	6.5%

December 31, 2017:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	68,787	15.30%	$35,970	8.0%	$44,962	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,160	14.05%	26,977	6.0%	35,970	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	63,160	9.56%	26,422	4.0%	33,028	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,160	14.05%	20,233	4.5%	29,225	6.5%

As of June 30, 2018, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There were no subsequent conditions or events that management believes have changed the Bank’s category.

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

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
June 30, 2018
U.S. Government Agencies	$22,022	$8	$(444)	$21,586
Taxable municipals	4,447	-	(170)	4,277
Corporate bonds	5,430	86	(138)	5,378
Mortgage backed securities	34,095	1	(1,342)	32,754
Total Securities AFS	$65,994	$95	$(2,094)	$63,995

December 31, 2017
U.S. Government Agencies	$23,986	$79	$(221)	$23,844
Taxable municipals	4,466	9	(78)	4,397
Corporate bonds	5,437	168	(26)	5,579
Mortgage backed securities	37,950	3	(685)	37,268
Total Securities AFS	$71,839	$259	$(1,010)	$71,088

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
U.S. Government Agencies	$9,751	$(132)	$9,433	$(312)	$19,184	$(444)
Taxable municipals	3,527	(120)	750	(50)	4,277	(170)
Corporate bonds	2,393	(138)	-	-	2,393	(138)
Mtg. backed securities	11,066	(359)	21,631	(983)	32,697	(1,342)
Total Securities AFS	$26,737	$(749)	$31,814	$(1,345)	$58,551	$(2,094)

December 31, 2017
U.S. Government Agencies	$7,840	$(69)	$7,189	$(152)	$15,029	$(221)
Taxable municipals	2,403	(44)	767	(34)	3,170	(78)
Corporate bonds	1,507	(26)	-	-	1,507	(26)
Mtg. backed securities	14,720	(145)	21,500	(540)	36,220	(685)
Total Securities AFS	$26,470	$(284)	$29,456	$(726)	$55,926	$(1,010)

At June 30, 2018, there were nineteen U.S. Government Agency securities, two taxable municipal securities, and sixty-five mortgage backed securities that had been in a loss position for greater than twelve months. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $10.0 million and $11.0 million at June 30, 2018 and December 31, 2017, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

There were no sales of investment securities during the six months ended June 30, 2018 or June 30, 2017.

The amortized cost and fair value of investment securities at June 30, 2018, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$1	$1	-%
Due after one year through five years	3,932	3,816	1.93%
Due after five years through ten years	15,524	15,206	3.26%
Due after ten years	46,537	44,972	2.38%
Total	$65,994	$63,995	2.56%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $3.1 million and $2.6 million as of June 30, 2018 and December 31, 2017, respectively.

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	June 30, 2018	December 31, 2017
Real estate secured:
Commercial	$138,849	$127,688
Construction and land development	27,611	29,763
Residential 1-4 family	250,329	249,159
Multifamily	13,757	15,481
Farmland	22,203	22,998
Total real estate loans	452,749	445,089
Commercial	48,034	41,345
Agriculture	4,487	3,494
Consumer installment loans	21,475	22,411
All other loans	634	669
Total loans	$527,379	$513,008

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	June 30, 2018	December 31, 2017
Real estate secured:
Commercial	$1,832	$2,035
Construction and land development	196	470
Residential 1-4 family	3,265	2,991
Multifamily	81	152
Farmland	1,052	800
Total real estate loans	6,426	6,448
Commercial	—	1,065
Agriculture	—	3
Consumer installment loans	16	48
Total loans receivable on nonaccrual status	$6,442	$7,564

Total interest income not recognized on nonaccrual loans for the six months ended June 30, 2018 and 2017 was $390 thousand and $280 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of June 30, 2018 and December 31, 2017:

As of June 30, 2018 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,764	$2,817	$—
Construction and land development	150	348	—
Residential 1-4 family	3,144	3,206	—
Multifamily	81	122	—
Farmland	1,861	1,887	—
Commercial	7	7	—
Agriculture	1	1	—
Consumer installment loans	—	—	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	545	545	43
Construction and land development	—	—	—
Residential 1-4 family	355	355	86
Multifamily	—	—	—
Farmland	368	368	154
Commercial	111	111	12
Agriculture	—	—	—
Consumer installment loans	7	7	1
All other loans	—	—	—
Total	$9,394	$9,774	$296

As of December 31, 2017 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,646	$2,719	$—
Construction and land development	424	680	—
Residential 1-4 family	3,586	3,885	—
Multifamily	281	321	—
Farmland	1,264	1,664	—
Commercial	628	628	—
Agriculture	12	12	—
Consumer installment loans	8	8	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	2,503	2,622	499
Construction and land development	—	—	—
Residential 1-4 family	421	437	91
Multifamily	—	—	—
Farmland	378	378	243
Commercial	489	572	413
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$12,640	$13,926	$1,246

The following table presents information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Six Months Ended
	June 30, 2018		June 30, 2017
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$2,746	$54	$3,136	$64
Construction and land development	246	—	3	—
Residential 1-4 family	3,291	87	3,831	102
Multifamily	191	4	440	11
Farmland	1,430	42	2,884	26
Commercial	216	—	—	—
Agriculture	5	—	19	1
Consumer installment loans	3	—	15	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,698	16	837	6
Construction and land development	—	—	228	—
Residential 1-4 family	378	7	657	9
Multifamily	—	—	444	32
Farmland	371	—	694	16
Commercial	354	2	210	16
Agriculture	—	—	2	—
Consumer installment loans	5	1	3	—
All other loans	—	—	—	—
Total	$10,934	$213	$13,403	$283
13

	Three Months Ended
	June 30, 2018		June 30, 2017
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$2,796	$26	$2,886	$39
Construction and land development	158	—	2	—
Residential 1-4 family	3,144	45	3,817	53
Multifamily	147	—	510	(1)
Farmland	1,514	30	2,378	141
Commercial	10	—	—	—
Agriculture	2	—	19	1
Consumer installment loans	—	—	9	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,296	—	660	4
Construction and land development	—	—	222	—
Residential 1-4 family	357	3	708	—
Multifamily	—	—	666	32
Farmland	368	—	746	11
Commercial	286	2	282	16
Agriculture	—	—	1	—
Consumer installment loans	8	1	—	—
All other loans	—	—	—	—
Total	$10,086	$107	$12,906	$296

An age analysis of past due loans receivable is below. At June 30, 2018 and December 31, 2017, there were no loans over 90 days past due that were accruing.

As of June 30, 2018 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$542	$—	$317	$859	$137,990	$138,849
Construction and land development	32	18	42	92	27,519	27,611
Residential 1-4 family	2,251	514	618	3,383	246,946	250,329
Multifamily	276	—	—	276	13,481	13,757
Farmland	527	—	245	772	21,431	22,203
Total real estate loans	3,628	532	1,222	5,382	447,367	452,749
Commercial	—	110	—	110	47,924	48,034
Agriculture	—	—	—	—	4,487	4,487
Consumer installment loans	43	13	4	60	21,415	21,475
All other loans	—	—	—	—	634	634
Total loans	$3,671	$655	$1,226	$5,552	$521,827	$527,379
14

As of December 31, 2017 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$190	$2,396	$453	$3,039	$124,649	$127,688
Construction and land development	69	246	42	357	29,406	29,763
Residential 1-4 family	3,789	378	969	5,136	244,023	249,159
Multifamily	125	89	—	214	15,267	15,481
Farmland	309	—	—	309	22,689	22,998
Total real estate loans	4,482	3,109	1,464	9,055	436,034	445,089
Commercial	103	25	603	731	40,614	41,345
Agriculture	38	—	—	38	3,456	3,494
Consumer installment loans	102	15	28	145	22,266	22,411
All other loans	—	—	—	—	669	669
Total loans	$4,725	$3,149	$2,095	$9,969	$503,039	$513,008

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of June 30, 2018 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$134,536	$2,023	$2,290	$138,849
Construction and land development	26,629	773	209	27,611
Residential 1-4 family	242,862	2,638	4,829	250,329
Multifamily	13,544	75	138	13,757
Farmland	18,709	1,632	1,862	22,203
Total real estate loans	436,280	7,141	9,328	452,749
Commercial	45,586	2,387	61	48,034
Agriculture	4,465	14	8	4,487
Consumer installment loans	21,440	—	35	21,475
All other loans	634	—	—	634
Total	$508,405	$9,542	$9,432	$527,379

As of December 31, 2017 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$120,104	$3,228	$4,356	$127,688
Construction and land development	28,462	816	485	29,763
Residential 1-4 family	243,048	1,810	4,301	249,159
Multifamily	13,695	1,445	341	15,481
Farmland	19,273	2,445	1,280	22,998
Total real estate loans	424,582	9,744	10,763	445,089
Commercial	37,973	2,307	1,065	41,345
Agriculture	3,468	23	3	3,494
Consumer installment loans	22,357	2	52	22,411
All other loans	669	—	—	669
Total	$489,049	$12,076	11,883	$513,008

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended June 30, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of June 30, 2018 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,989	$(334)	$68	$(218)	$1,505
Construction and land development	191	(96)	—	151	246
Residential 1-4 family	2,400	(167)	38	18	2,289
Multifamily	106	—	—	(7)	99
Farmland	415	(18)	60	(143)	314
Total real estate loans	5,101	(615)	166	(199)	4,453
Commercial	660	(597)	24	310	397
Agriculture	20	—	1	12	33
Consumer installment loans	156	(37)	24	(5)	138
All other loans	3	—	—	—	3
Unallocated	256	—	—	8	264
Total	$6,196	$(1,249)	$215	$126	$5,288

	Allowance for Loan Losses			Recorded Investment in Loans
As of June 30, 2018 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$43	$1,462	$1,505	$3,309	$135,540	$138,849
Construction and land development	-	246	246	150	27,461	27,611
Residential 1-4 family	86	2,203	2,289	3,499	246,830	250,329
Multifamily	-	99	99	81	13,676	13,757
Farmland	154	160	314	2,229	19,974	22,203
Total real estate loans	283	4,170	4,453	9,268	443,481	452,749
Commercial	12	385	397	118	47,916	48,034
Agriculture	-	33	33	1	4,486	4,487
Consumer installment loans	1	137	138	7	21,468	21,475
All other loans	-	3	3	-	634	634
Unallocated	-	264	264	-	-	-
Total	$296	$4,992	$5,288	$9,394	$517,985	$527,379

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

In determining the amount of our allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as any regulatory input. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At June 30, 2018 there were 5.8 million in loans that are classified as troubled debt restructurings compared to $6.9 million at December 31, 2017. The following table presents information related to loans modified as troubled debt restructurings during the six and three months ended June 30, 2018 and 2017.

	For the six months ended June 30, 2018				For the six months ended June 30, 2017
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans		Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	-		$-	$-	-	$-	$-
Construction and land Development	-		-	-	-	-	-
Residential 1-4 family	-		-	-	-	-	-
Multifamily	-		-	-	-	-	-
Farmland	-		-	-	-	-	-
Total real estate loans	-		-	-	-	-	-
Commercial					1	443	443
Agriculture	-		-	-	-	-	-
Consumer installment loans	-		-	-	-	-	-
All other loans	-		-	-	-	-	-
Total		$			$1	$443	$443

	For the three months ended June 30, 2018				For the three months ended June 30, 2017
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans		Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	-		$-	$-	-	$-	$-
Construction and land Development	-		-	-	-	-	-
Residential 1-4 family	-		-	-	-	-	-
Multifamily	-		-	-	-	-	-
Farmland	-		-	-	-	-	-
Total real estate loans	-		-	-	-	-	-
Commercial					1	443	443
Agriculture	-		-	-	-	-	-
Consumer installment loans	-		-	-	-	-	-
All other loans	-		-	-	-	-	-
Total		$			$1	$443	$443

During the six and three months ended June 30, 2018, the Company modified no loans for for which the modification was considered to be a troubled debt restructuring.

During the six and three months ended June 30, 2017, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on this loan; however, the payment terms and maturity date were changed.

No loans modified as troubled debt restructurings defaulted during the three or six months ended June 30, 2018 or 2017. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the six months ended June 30, 2018 and the year ended December 31, 2017:

(Dollars are in thousands)	June 30, 2018	December 31, 2017
Balance, beginning of period	$6,859	$10,655
Additions	1,289	3,087
Transfers from premises and equipment	—	125
Proceeds from sales	(1,265)	(4,742)
Proceeds from insurance claims	—	(12)
Loans made to finance sales	—	(1,477)
Adjustment of carrying value	(198)	(758)
Deferred gain from sales	—	45
Losses from sales	(111)	(64)
Balance, end of period	$6,574	$6,859

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

Assets measured at fair value on a recurring basis are as follows. There were no liabilities measured at fair value on a recurring basis.

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2018 Available-for-sale investments
U.S. Government Agencies	$—	$21,586	$—
Taxable municipals	—	4,277	—
Corporate bonds	—	5,378	—
Mortgage backed securities	—	32,754	—
Total	$—	$63,995	$—

December 31, 2017 Available-for-sale investments
U.S. Government Agencies	$—	$23,844	$—
Taxable municipals	—	4,397	—
Corporate bonds	—	5,579	—
Mortgage backed securities	—	37,268	—
Total	$—	$71,088	$—

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

Other Real Estate Owned – Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. OREO is carried at the lower of the carrying value or fair value. Fair value is based upon independent observable market prices or appraised values of the collateral with a third party less an estimate of disposition costs, which the Company considers to be level 2 inputs. When the appraised value is not available or management determines the fair value of the collateral to be further impaired below the appraised value and there is no observable market price, the Company records OREO as nonrecurring Level 3.

Assets measured at fair value on a non-recurring basis are as follows (for purpose of this table the impaired loans are shown net of the related allowance). There were no liabilities measured at fair value on a non-recurring basis.

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2018
Other real estate owned	—	—	$6,574
Impaired loans	—	—	9,098
Total	—	—	$15,672

December 31, 2017
Other real estate owned	—	—	$6,859
Impaired loans	—	—	11,394
Total	—	—	$18,253

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at June 30, 2018		Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$9,098	$	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$6,574	$	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

During the first quarter of 2018, the Company adopted Accounting Standard Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” The amendments included within this standard, which are applied prospectively, require the Company to use an exit price notion to estimate fair value of financial instruments measured at amortized cost on the balance sheet. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets.

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

As of June 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. After adjusting the segmented portfolio, under the new guidance, a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

June 30, 2018
Financial Instruments – Assets
Net Loans	$522,091	$510,879	$—	$501,781	$9,098

Financial Instruments – Liabilities
Time Deposits	257,585	257,482	—	257,482	—
FHLB Advances	19,000	19,301	—	19,301	—
Trust Preferred Securities	16,496	13,903	—	13,903	—

December 31, 2017
Financial Instruments – Assets
Net Loans	$506,812	$506,608	$—	$495,214	$11,394

Financial Instruments– Liabilities
Time Deposits	272,330	272,352	—	272,352	—
FHLB Advances	7,558	7,794	—	7,794	—
Trust Preferred Securities	16,496	16,496	—	16,496	—

NOTE 11 SALE AND LEASEBACK TRANSACTIONS:

On May 31, 2017, the Bank sold four of its properties, one each located in Abingdon, Bristol, Gate City and Castlewood, Virginia to a nonaffiliated third party for a total purchase price of $6.2 million. After selling expenses of $192 thousand, the net proceeds on the transactions were $6.0 million. The sales prices for the properties were based on outside appraisals obtained by the Bank. The Bank provided $4.9 million of financing to the purchaser for a term of 10 years for this transaction.

In connection with the sale of the four properties, on May 31, 2017, the Bank entered into commercial lease agreements with the purchaser for the properties (the “Leases”), which will allow the Bank to continue to service customers from these locations. The Leases, which commenced on June 1, 2017, provide the Bank with use of the properties for an initial term of fifteen years. Base rent payments for years one through five of the Leases are approximately $417 thousand a year. The base rent payments will increase by 8% for years 6 through 10 of the Leases and then by another 8% for years eleven through fifteen of the Leases. The Bank has the option to renew the Leases five times and each renewal would be for a term of five years. The base rent for the renewals would be negotiated at the time the renewal option is exercised by the Bank. While the cash lease payments are currently $417 thousand a year, the Company is required to straight-line the expense over the initial term of fifteen years. As a result, the annual lease expense will be approximately $451 thousand. The weighted average remaining life of the leases is 13.92 years.

In anticipation of this transaction the Company adopted ASU No. 2016-02 Leases (Topic 842) early. This ASU revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. As a result of this transaction the Company recognized initial right-to-use assets – operating leases of approximately $5.3 million, along with corresponding lease liabilities of approximately $5.3 million. The $5.3 million was determined by calculating the present value of the annual cash lease payments using a discount rate of 3.25%. The 3.25% discount rate was determined to be our fifteen year incremental borrowing rate as of May 31, 2017.

As a result of the sale and the determination that the corresponding leases were operating leases, the Company also recognized a gain in 2017 of $2.6 million on the sale and leaseback transactions.

NOTE 12 NONINTEREST EXPENSES:

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars are in thousands)	2018	2017	2018	2017

Advertising	$114	$97	$261	$206
ATM network expense	450	428	842	831
Legal and professional fees	406	327	773	625
Loan related expenses	130	149	330	333
Printing and supplies	66	30	202	54
FDIC insurance premiums	84	110	181	212
Other real estate owned, net	113	753	360	1,053
Other	827	546	1,340	1,043
Total other operating expenses	$2,190	$2,440	$4,289	$4,357

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

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification (“ASC”), to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments became effective on January 1, 2018 and did not have a material effect on the financial statements. As discussed in Note 10, the Company measured the fair value of its loan portfolio using an exit price notion as of June 30, 2018.

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

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the ASC. The ASU incorporates into the ASC recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

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

In September 2017, the FASB updated the Revenue from Contracts with Customers and the Leases Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. The amendments were effective upon issuance. The Company is currently in the process of evaluating the impact of adoption of this guidance, however it does not expect these amendments to have a material effect on its financial statements.

In November 2017, the FASB updated the Income Statement and Revenue from Contracts with Customers Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance related to revenue recognition. The amendments were effective upon issuance and did not have a material effect on the financial statements.

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

In February 2018, the FASB amended the Financial Instruments Topic of the ASC. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments will be effective for the third quarter of 2018 subsequent to adopting the amendments in ASU 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2018, the FASB updated the Debt Securities and the Regulated Operations Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2018, the FASB updated the Income Taxes Topic of the ASC. The amendments incorporate into the ASC recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Jobs Act. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2018, the FASB amended the Financial Services—Depository and Lending Topic of the ASC to remove outdated guidance related to Circular 202. The amendments were effective upon issuance and did not have a material effect on the financial statements.

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

Overview and Highlights

The Company had net income for the six months ended June 30, 2018 of $31 thousand, or basic net income per share of $0.00, as compared to the six months ending June 30, 2017 whereby the Company had net income of $2.7 million, or $0.12 basic net income per share.

The Company had a net loss for the quarter ended June 30, 2018 of $49 thousand, or basic net loss per share of $0.00, as compared to a net income of $2.6 million, or basic net income per share of $0.11, for the quarter ended June 30, 2017. Net income for the six months and the quarter ended June 30, 2017 was significantly impacted by the $2.6 million gain recognized on the sale and leaseback transactions the Company completed during the second quarter of 2017.

Total assets increased $18.4 million from $666.7 million at December 31, 2017 to $685.1 million at June 30, 2018.

Highlights as of and for the six and three-month periods include:

·	Total assets increased $18.4 million;
·	Interest-bearing deposits with banks increased $13.0 million;
·	Net loans increased $15.3 million;
·	Past due loans decreased $4.4 million and substandard loans decreased $2.5 million;
·	Total deposits increased $9.0 million;
·	Borrowed funds increased $11.4 million;
·	Interest income increased $1.3 million for the six months and $414 thousand for the quarter;
·	Gain on sale and leaseback transactions of $2.6 million in 2017 did not recur;
·	Salaries and employee benefits increased $592 thousand for the six months and $329 thousand for the quarter;
·	For the six-month period, the annualized net interest margin was 4.01% and the annualized net spread was 3.79%;
·	For the quarter, the annualized net interest margin was 3.92% and the annualized net spread was 3.69%.

Comparison of the Six Months ended June 30, 2018 to June 30, 2017

Net interest income for the six months ended June 30, 2018 was $12.1 million, which was an increase of $901 thousand, or 8.08% when compared to the same period in 2017. Loan interest income for the first six months of 2018 increased $1.1 million, or 9.69%, from $11.8 million as of June 30, 2017 to $12.9 million as of June 30, 2018. The increase was primarily attributed to increased average loans. The annualized yield earned on interest-earning assets was 4.64% for the first six months of 2018 compared to 4.48% for the first six months of 2017.

Interest expense increased $390 thousand, or 25.79%, from $1.5 million for the first six months of 2017 to $1.9 million for the same period in 2018 as a result of increases in our interest rates on time deposits. The annualized cost of funds for the six months ended June 30, 2018 was 0.85% compared to 0.69% for the six months ended June 30, 2017.

A provision for loan losses of $126 thousand was recognized during the first six months of 2018. No provision was considered necessary for the first half of 2017. Provisions are recognized to maintain the allowance for loan losses at a level that we deem appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized.

Noninterest income decreased $2.5 million to $3.6 million for the six months ended June 30, 2018 from $6.1 million in 2017. In the second quarter of 2017, the Bank sold four properties to a nonaffiliated third party and then entered into commercial lease agreements with the purchaser for the same properties. As a result of the sale and the determination that the corresponding leases were operating leases, under the newly adopted provisions of ASU 2016 - 02, the Company recognized a gain in the second quarter of 2017 of $2.6 million which did not recur in 2018.

Due to increased efforts to expand our financial services operation, insurance and investment fees increased $147 thousand for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. In addition, service charges and fees increased $77 thousand during the same comparative six month period due to card network and overdraft protection fees.

Noninterest expense increased $933 thousand, or 6.39%, for the first six months of 2018 from $14.6 million as of June 30, 2017 to $15.5 million as of June 30, 2018. Increases in salaries and employee benefits, occupancy and equipment, and data processing and telecommunications were offset by a decrease to other real estate owned expenses. For the six months ended June 30, 2018, salaries and employee benefits increased $592 thousand, or 8.81%, to $7.3 million as compared to $6.7 million for the same period in 2017 as the Bank continues to hire and retain seasoned professionals. Occupancy and equipment expenses increased $292 thousand from $2.3 million for the first six months of 2017 to $2.6 million for the first six months of 2018. Other real estate owned expenses decreased $693 thousand to $360 thousand for the first six months of 2018 as compared to $1.1 million for the same period in 2017. The higher volume of sales resulted in larger writedowns taken in 2017 primarily due to price reductions and auctions. Proceeds from sales of OREO for the first six months of 2017 were $4.0 million compared to $1.3 million for the first six months of 2018.

Our efficiency ratio, a non-GAAP measure which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 99.08% for the first six months of 2018 as compared to 84.50% for the same period in 2017. Included in this calculation are the other real estate owned write-downs and the gain resulting from the sale-leaseback transaction which significantly impact the ratio.

Comparison of the Three Months ended June 30, 2018 to June 30, 2017

In the second quarter of 2018, our net interest margin was 3.92%, as compared to 4.03% for the same period in 2017, a decline of 11 basis points. The Company’s primary source of income, net interest income, increased $188 thousand, or 3.25%, to $6.0 million for the second quarter of 2018 from $5.8 million for the same period in 2017. Loan interest income increased $347 thousand, or 5.67%, from $6.1 million for the second quarter of 2017 to $6.5 million for the second quarter of 2018. Interest expense increased $226 thousand, or 28.68%, from $788 thousand for the quarter ended June 30, 2017 to $1.0 million for the same quarter of 2018 as a result of higher volume and increased interest rates

No provision for loan losses was recorded during the second quarter of 2017 as compared to a provision of $63 thousand for the second quarter of 2018.

Noninterest income for the second quarter of 2018 was $1.9 million, a decrease of $2.5 million when compared to $4.4 million for the same period in 2017. In the second quarter of 2017, the Bank recognized a gain of $2.6 million on sale and leaseback transactions completed during the quarter. This gain did not recur in 2018. Insurance and investment fees increased $125 thousand for the period and service charges and fees increased $51 thousand.

Noninterest expense increased $272 thousand, or 3.57%, to $7.9 million for the second quarter 2018 as compared to $7.6 million for the second quarter of 2017. Salaries and employee benefits increased $329 thousand, occupancy and equipment expenses increased $127 thousand, and data processing and telecommunications increased $66 thousand compared to the same period in the prior year. Other real estate owned expenses decreased $640 thousand to $113 thousand for the second quarter of 2018 from $753 thousand for the same period in 2017. OREO sales in the second quarter of 2017 resulted in higher writedowns when compared to the second quarter of 2018. In addition, a writedown totaling $220 thousand of previously capitalized costs advanced for insurance and other collection related charges was recorded during the second quarter of 2018.

Our efficiency ratio, a non-GAAP measure, was 100.57% for the second quarter of 2018 as compared to 74.74% for the same period in 2017. Included in this calculation are the other real estate owned write-downs and the gain resulting from the sale-leaseback transaction which significantly impact the ratio.

Balance Sheet

Total assets increased $18.4 million, or 2.76%, to $685.1 million at June 30, 2018 from $666.7 million at December 31, 2017. Increases to total loans and interest bearing deposits in other banks of $14.4 million and $13.0 million were funded by principal paydowns of investments, increased noninterest-bearing deposits, and funds advanced from the Federal Home Loan Bank. We anticipate that total assets will continue to increase due to our plan to conservatively and prudently grow the loan portfolio.

Total investments decreased $7.1 million, or 9.98%, to $64.0 million at June 30, 2018 from $71.1 million at December 31, 2017 as a result of principal paydowns. There were no sales of investments during the six months ended June 30, 2018 and 2017.

Total loans increased 2.80% to $527.4 million at June 30, 2018 as compared to $513.0 million at December 31, 2017. We believe the focus on developing new and existing lending relationships should continue the pace of increasing total loans as experienced in the first six months of 2018, subject to the economy and heightened competition in our markets.

Total deposits increased $9.0 million, or 1.55%, from $582.5 million at December 31, 2017 to $591.6 million at June 30, 2018. Noninterest-bearing demand deposits increased 8.35%, or $12.9 million, from $154.6 million at December 31, 2017 to $167.5 million at June 30, 2018. We experienced a decrease of $3.9 million, or 0.91%, in interest-bearing deposits during the first six months of 2018. Due to competitive pressures, rising interest rates, and our need for funding, we expect to see an uptick on the interest we pay on time deposits in 2018. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Borrowed funds consist of advances from the Federal Home Loan Bank and Trust Preferred Securities. Advances from the Federal Home Loan Bank increased $11.4 million from December 31, 2017 to June 30, 2018. The advances were used to support loan demand, maintain balance sheet liquidity and to support the withdrawal of short-term funds that were deposited and withdrawn, during the quarter, by a single customer.

The following table presents the FHLB advances:

(Dollars in thousands)	Maturity Date	Rate	June 30, 2018	December 31, 2017
Principal Reducing Credit	5/16/2018	4.10%	$-	$208
Principal Reducing Credit	5/21/2018	4.05%	-	350
Daily Rate Credit	6/19/2019	2.16%	12,000	-
Fixed Rate Hybrid	6/28/2019	0.99%	2,000	2,000
Fixed Rate Hybrid	6/30/2021	1.34%	5,000	5,000
Total			$19,000	$7,558

Total equity at June 30, 2018 was $50.0 million, a slight decrease from $51.0 million at December 31, 2017. Net income of $31 thousand was offset by a $985 thousand increase in other comprehensive loss as a result of increases in net unrealized losses in the investment portfolio during the six months ended June 30, 2018.

Asset Quality

We continue to make progress in reducing the levels of non-performing assets. Though asset quality is improving, the level of nonperforming assets remains elevated as we continue to work through foreclosed properties that are held over from the Great Recession and nonaccrual loans.

Nonperforming loans decreased $1.1 million during the first six months of 2018. In the second quarter of 2018, the Bank sold four nonperforming loans for $1.5 million, after reducing them to fair value by a charge to allowance for loans losses of $365 thousand. The ratio of nonperforming loans to total loans at June 30, 2018 was 1.22% compared to 1.47% at December 31, 2017.

The ratio of nonperforming assets to total assets was 1.90% at June 30, 2018 as compared to 2.16% at December 31, 2017. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $13.0 million and $14.4 million at June 30, 2018 and December 31, 2017, respectively. The makeup of these assets is primarily loans secured by commercial real estate, residential mortgages, and farmland as well as other real estate owned properties. We continue undertaking extensive and more aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Nonperforming assets consisted of the following:

	June 30, 2018	December 31, 2017
Nonaccrual loans	$6,442	$7,564
Loans past due more than 90 days, still accruing	—	—
Nonperforming loans	6,442	7,564
Other real estate owned	6,574	6,859
Nonperforming assets	$13,016	$14,423

Nonperforming loans/Total loans at period end	1.22%	1.47%
Nonperforming assets/Total assets at period end	1.90%	2.16%

There were no loans past due more than 90 days still accruing interest at June 30, 2018 or December 31, 2017. Loans rated substandard were $9.4 million at June 30, 2018, a decrease of $2.5 million from $11.9 million at December 31, 2017. Total past due loans decreased from $10.0 million at December 31, 2017, to $5.6 million at June 30, 2018.

Other real estate owned decreased $285 thousand, or 4.16%, to $6.6 million at June 30, 2018 from $6.9 million at December 31, 2017. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first six months of 2018, we acquired $1.3 million in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $1.3 million of our properties with losses of $111 thousand realized as a result of the sales. In an effort to reduce our level of foreclosed properties, we have made pricing adjustments on some older properties. We expect to continue these efforts during 2018 which could result in additional losses, while reducing future carrying costs. We do have lease agreements on certain OREO properties which are generating rental income at market rates. Rental income on OREO properties was $109 thousand for the first six months of 2018 compared to $125 thousand for the first six months of 2017.

Our allowance for loan losses at June 30, 2018 was $5.3 million, or 1.00% of total loans as compared to $6.2 million, or 1.21% of total loans at December 31, 2017. Impaired loans decreased $3.2 million, or 25.68%, to $9.4 million with an estimated related allowance of $296 thousand for potential losses at June 30, 2018 as compared to $12.6 million in impaired loans with an estimated related allowance of $1.2 million at the end of 2017. The decrease in impaired loans was due in part to the sale of loans discussed previously, combined with payoffs or significant repayments of $743 thousand along with several accounts totaling $607 thousand being transferred to Other Real Estate owned. A provision of $126 thousand was recognized for the six months ended June 30, 2018. No provision for loan losses was recorded during first six months of 2017. In the first six months of 2018, net charge-offs were $1.0 million, or 0.20% of average loans, as compared to net recoveries of $235 thousand, or 0.10% of average loans for the same period of 2017. The allowance for loan losses is being maintained at a level that we deem appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Specific allowance	$296	$1,246
General allowance	4,992	4,950
Total allowance	$5,288	$6,196

Impaired loans	$9,394	$12,640
Other loans	517,985	500,368
Total loans	$527,379	$513,008

Total allowance/Total loans	1.00%	1.21%
General allowance/Other loans	0.96%	0.99%

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $5.8 million and $5.5 million existed at June 30, 2018 and December 31, 2017, respectively. Our income tax expense was computed at the revised corporate income tax rate of 21% of taxable income for 2018 due to the enactment of the Tax Cuts and Jobs Act (“TCJA”) which became law on December 22, 2017. Income tax expense was previously calculated at 34% of taxable income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Total stockholders’ equity at June 30, 2018 was $50.0 million compared to $51.0 million at December 31, 2017, a decrease of $954 thousand. The decrease includes increased unrealized losses related to the available-for-sale portfolio, net of tax, of $985 thousand offset by net income of $31 thousand for the six-month period.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios are as follows:

	Well-Capitalized Regulatory Threshold	June 30, 2018	December 31, 2017
Tier 1 leverage	5.00%	9.51%	9.56%
Common equity Tier 1	6.50%	13.56%	14.05%
Tier 1 risk-based capital	8.00%	13.56%	14.05%
Total risk-based capital	10.00%	14.69%	15.30%

At June 30, 2018, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Company and Bank are now subject to a Common Equity Tier 1 ratio set out above.

The tangible book value per common share was $2.09 at June 30, 2018 compared to $2.13 at December 31, 2017. Other key performance indicators are as follows:

	June 30, 2018	June 30, 2017
Return on average assets[1]	0.01%	0.84%
Return on average equity[1]	0.13%	11.43%
Average equity to average assets	7.30%	7.58%

1 Annualized

Total assets increased during the first six months of 2018 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our current capital levels will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $97.5 million at June 30, 2018, an increase from $92.8 million at December 31, 2017. A surplus of short-term assets are maintained at levels management deems adequate to meet potential liquidity needs during 2018.

At June 30, 2018, all of our investments are classified as available-for-sale. These investments provide an additional source of liquidity in the amount of $54.0 million, which is net of the $10.0 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank.

Our loan to deposit ratio was 89.15% at June 30, 2018 and 88.06% at December 31, 2017.

Available third-party sources of liquidity at June 30, 2018 include the following: a line of credit with the Federal Home Loan Bank of Atlanta, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We also had the ability to borrow $20.0 million in unsecured federal funds.

The Bank has a line of credit with the FHLB. Advances outstanding at June 30, 2018 were $19.0 million and the line also secures letters of credit totaling $17.0 million. Unused availability at June 30, 2018 was $131.7 million. The line is secured by a blanket lien on our residential real estate loans which amounted to $141.9 million at June 30, 2018.

We have access to the brokered deposits market. Currently we have $2.8 million in brokered term time deposits opened in 2009 with an original maturity of ten years at a cost of 4.10%. We also have deposits through the Certificate of Deposit Registry Service (“CDARS”). At June 30, 2018 we had $2.0 million in CDARS one way time deposits and $10.9 million in CDARS two way time deposits.

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

The bank holding company has approximately $800 thousand in cash on deposit at the Bank as of June 30, 2018. These funds will be used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed. The Company is making quarterly interest payments on the trust preferred securities.

During the capital raise in 2012, common stock warrants were issued to investors. The warrants were immediately exercisable through December 2017. There were no outstanding warrants at June 30, 2018.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended June 30, 2018 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	August 14, 2018

By:	/s/ JOHN J. BOCZAR
John J. Boczar.
Executive Vice President and Chief Financial officer

Date:	August 14, 2018

Index of Exhibits

No.	Description
2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
10.11*	Employment Agreement dated December 1, 2016 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2016).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

___________________

* Denotes management contract.

