Form 10-Q
period 2018-09-30
NEW PEOPLES BANKSHARES INC
filed 2018-11-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2018
Common Stock, $2.00 par value	23,922,086

NEW PEOPLES BANKSHARES, INC.

INDEX

PART I FINANCIAL INFORMATION

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2018	2017
Loans including fees	$19,578	$17,902
Interest-earning deposits with banks	283	151
Investments	1,178	1,122
Dividends on equity securities (restricted)	111	105
Total Interest and Dividend Income	21,150	19,280

INTEREST EXPENSE
Deposits	2,366	1,791
Borrowed funds	700	554
Total Interest Expense	3,066	2,345

NET INTEREST INCOME	18,084	16,935

PROVISION FOR LOAN LOSSES	189	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	17,895	16,935

NONINTEREST INCOME
Service charges and fees	4,837	4,726
Gain on sale and leaseback transactions	—	2,619
Insurance and investment fees	382	146
Other noninterest income	319	440
Total Noninterest Income	5,538	7,931

NONINTEREST EXPENSES
Salaries and employee benefits	10,928	10,135
Occupancy and equipment expense	3,840	3,526
Data processing and telecommunications	2,057	1,853
Other operating expenses	6,288	6,185
Total Noninterest Expenses	23,113	21,699

INCOME BEFORE INCOME TAXES	320	3,167

INCOME TAX EXPENSE (BENEFIT)	81	(9)

NET INCOME	$239	$3,176

Income Per Share
Basic	$0.01	$0.14
Fully Diluted	$0.01	$0.14

Average Weighted Shares of Common Stock
Basic	23,922,086	23,355,611
Fully Diluted	23,922,086	23,355,611

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2018	2017
Loans including fees	$6,658	$6,123
Interest-earning deposits with banks	122	59
Investments	373	391
Dividends on equity securities (restricted)	38	39
Total Interest and Dividend Income	7,191	6,612

INTEREST EXPENSE
Deposits	901	646
Borrowed funds	263	187
Total Interest Expense	1,164	833

NET INTEREST INCOME	6,027	5,779

PROVISION FOR LOAN LOSSES	63	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,964	5,779

NONINTEREST INCOME
Service charges and fees	1,662	1,628
Insurance and investment fees	129	40
Other noninterest income	126	140
Total Noninterest Income	1,917	1,808

NONINTEREST EXPENSES
Salaries and employee benefits	3,614	3,413
Occupancy and equipment expense	1,249	1,227
Data processing and telecommunications	717	630
Other operating expenses	1,999	1,828
Total Noninterest Expenses	7,579	7,098

INCOME BEFORE INCOME TAXES	302	489

INCOME TAX EXPENSE	94	5

NET INCOME	$208	$484

Income Per Share
Basic	$0.01	$0.02
Fully Diluted	$0.01	$0.02

Weighted Average Shares of Common Stock
Basic	23,922,086	23,355,580
Fully Diluted	23,922,086	23,355,580

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

NET INCOME	$208	$484	$239	$3,176

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	(407)	(216)	(1,655)	391
Tax related to unrealized gains (losses)	86	73	349	(133)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(321)	(143)	(1,306)	258
TOTAL COMPREHENSIVE INCOME (LOSS)	$(113)	$341	$(1,067)	$3,434

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

ASSETS	September 30,	December 31,
	2018	2017

Cash and due from banks	$16,427	$18,249
Interest-bearing deposits with banks	21,385	14,452
Federal funds sold	252	4
Total Cash and Cash Equivalents	38,064	32,705

Investment securities available-for-sale	60,391	71,088

Loans receivable	531,969	513,008
Allowance for loan losses	(5,280)	(6,196)
Net Loans	526,689	506,812

Bank premises and equipment, net	24,807	26,115
Other real estate owned	6,465	6,859
Accrued interest receivable	2,063	2,036
Deferred taxes, net	5,765	5,499
Right-of-use assets – operating leases	5,021	5,253
Other assets	10,253	10,333

Total Assets	$679,518	$666,700

LIABILITIES

Deposits:
Noninterest bearing	$170,969	$154,631
Interest bearing	427,243	427,913
Total Deposits	598,212	582,544

Borrowed funds	23,496	24,054
Lease liabilities – operating leases	5,021	5,253
Accrued interest payable	547	426
Accrued expenses and other liabilities	2,336	3,450

Total Liabilities	629,612	615,727

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,922,086 shares issued and outstanding at September 30, 2018 and December 31, 2017	47,844	47,844
Additional paid-in-capital	14,570	14,570
Retained deficit	(10,608)	(10,847)
Accumulated other comprehensive loss	(1,900)	(594)

Total Stockholders’ Equity	49,906	50,973

Total Liabilities and Stockholders’ Equity	$679,518	$666,700

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid-in- Capital	Retained Deficit	Accum-ulated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2016	23,354	$46,709	$764	$13,965	$(14,065)	$(456)	$46,917

Net income	—	—	—	—	3,176	—	3,176

Exercise of common stock warrants	3	5	(2)	1	—	—	4
Other comprehensive income, net of tax	—	—	—	—	—	258	258
Balance, September 30, 2017	23,357	$46,714	$762	$13,966	$(10,889)	$(198)	$50,355

Balance, December 31, 2017	23,922	$47,844	$—	$14,570	$(10,847)	$(594)	$50,973

Net income	—	—	—	—	239	—	239

Other comprehensive income, net of tax	—	—	—	—	—	(1,306)	(1,306)
Balance, September 30, 2018	23,922	$47,844	$—	$14,570	$(10,608)	$(1,900)	$49,906

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN THOUSANDS)

(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$239	$3,176
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,935	1,911
Provision for loan losses	189	—
Income on life insurance	(42)	(82)
Gain on sale and leaseback transactions	—	(2,619)
(Gain) loss on sale of premises and equipment	76	(2)
Loss on sale of foreclosed assets	96	29
Adjustment of carrying value of other real estate owned	421	668
Accretion of bond premiums/discounts	500	589
Deferred taxes	83	—
Net change in:
Interest receivable	(27)	(108)
Other assets	101	390
Accrued interest payable	121	63
Accrued expenses and other liabilities	(1,114)	826
Net Cash Provided by Operating Activities	2,578	4,841

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(21,235)	(29,348)
Purchase of securities available-for-sale	—	(13,032)
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	8,542	14,614
Net sale of equity securities (restricted)	21	232
Payments for the purchase of premises and equipment	(1,509)	(1,866)
Proceeds from sale of premises and equipment	806	5
Proceeds from sales and leaseback transactions	—	1,042
Proceeds from insurance claims on other real estate owned	—	12
Proceeds from sales of other real estate owned	1,046	4,145
Net Cash Used In Investing Activities	(12,329)	(24,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of common stock warrants	—	4
Net decrease in Federal Home Loan Bank advances	(558)	(5,900)
Increase in deposits	15,668	27,178
Net Cash Provided by Financing Activities	15,110	21,282

Net increase in cash and cash equivalents	5,359	1,927
Cash and Cash Equivalents, Beginning of Period	32,705	35,448
Cash and Cash Equivalents, End of Period	$38,064	$37,375

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$2,945	$2,282
Taxes	$320	$—

Supplemental Disclosure of Non Cash Transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$5,252
Loan made to finance sale of premises and equipment	$—	$4,935
Other real estate acquired in settlement of foreclosed loans	$1,636	$2,761
Loans made to finance sale of foreclosed real estate	$467	$1,225
Transfer of premises and equipment to other real estate	$—	$125
Change in unrealized gains (losses) on securities available-for-sale	$1,655	$391

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

NOTE 2 ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2018 and December 31, 2017, and the results of operations for the three and nine-month periods ended September 30, 2018 and 2017. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

NOTE 3 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued related to outstanding common stock warrants are determined by the Treasury method. For the three and nine months ended September 30, 2017, potential common shares of 879,803 were anti-dilutive and were not included in the calculation. There were no anti-dilutive potential common shares at September 30, 2018. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income	$208	$484	$239	$3,176
Weighted average shares outstanding	23,922,086	23,355,580	23,922,086	23,355,611
Dilutive shares for warrants	—	—	—	—
Weighted average dilutive shares outstanding	23,922,086	23,355,580	23,922,086	23,355,611

Basic and diluted income per share	$0.01	$0.02	$0.01	$0.14

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2018 and December 31, 2017, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	$69,080	14.57%	$37,928	8.0%	$47,411	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,800	13.46%	28,446	6.0%	37,928	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	63,800	9.39%	27,170	4.0%	33,962	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,800	13.46%	21,335	4.5%	30,817	6.5%

December 31, 2017:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	68,787	15.30%	$35,970	8.0%	$44,962	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,160	14.05%	26,977	6.0%	35,970	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	63,160	9.56%	26,422	4.0%	33,028	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	63,160	14.05%	20,233	4.5%	29,225	6.5%

As of September 30, 2018, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
September 30, 2018
U.S. Government Agencies	$20,792	$3	$(607)	$20,188
Taxable municipals	4,438	-	(227)	4,211
Corporate bonds	5,426	57	(137)	5,346
Mortgage backed securities	32,141	1	(1,496)	30,646
Total Securities AFS	$62,797	$61	$(2,467)	$60,391

December 31, 2017
U.S. Government Agencies	$23,986	$79	$(221)	$23,844
Taxable municipals	4,466	9	(78)	4,397
Corporate bonds	5,437	168	(26)	5,579
Mortgage backed securities	37,950	3	(685)	37,268
Total Securities AFS	$71,839	$259	$(1,010)	$71,088

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
U.S. Government Agencies	$8,959	$(162)	$9,406	$(445)	$18,365	$(607)
Taxable municipals	2,706	(148)	1,505	(79)	4,211	(227)
Corporate bonds	2,393	(137)	-	-	2,393	(137)
Mtg. backed securities	4,553	(173)	26,060	(1,323)	30,613	(1,496)
Total Securities AFS	$18,611	$(620)	$36,971	$(1,847)	$55,582	$(2,467)

December 31, 2017
U.S. Government Agencies	$7,840	$(69)	$7,189	$(152)	$15,029	$(221)
Taxable municipals	2,403	(44)	767	(34)	3,170	(78)
Corporate bonds	1,507	(26)	-	-	1,507	(26)
Mtg. backed securities	14,720	(145)	21,500	(540)	36,220	(685)
Total Securities AFS	$26,470	$(284)	$29,456	$(726)	$55,926	$(1,010)

At September 30, 2018, there were nineteen U.S. Government Agency securities, four taxable municipal securities, and eighty-three mortgage backed securities that had been in a loss position for greater than twelve months. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $9.3 million and $11.0 million at September 30, 2018 and December 31, 2017, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

Gross proceeds on the sale of investment securities were $3.2 million for the nine months ended September 30, 2017. There were no sales of investment securities during the nine months ended September 30, 2018. Gross realized gains and losses pertaining to the sale of investment securities available for sale are detailed as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars are in thousands)	2018	2017	2018	2017
Gross gains realized	$—	$30	$—	$30
Gross losses realized	—	(30)	—	(30)
Net realized gains	$—	$—	$—	$—

The amortized cost and fair value of investment securities at September 30, 2018, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$32	$33	0.00%
Due after one year through five years	4,656	4,560	2.53%
Due after five years through ten years	14,955	14,499	3.20%
Due after ten years	43,154	41,299	2.40%
Total	$62,797	$60,391	2.60%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.5 million and $2.6 million as of September 30, 2018 and December 31, 2017, respectively.

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	September 30, 2018	December 31, 2017
Real estate secured:
Commercial	$139,384	$127,688
Construction and land development	29,403	29,763
Residential 1-4 family	249,138	249,159
Multifamily	13,461	15,481
Farmland	21,656	22,998
Total real estate loans	453,042	445,089
Commercial	49,945	41,345
Agriculture	4,895	3,494
Consumer installment loans	23,471	22,411
All other loans	616	669
Total loans	$531,969	$513,008

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	September 30, 2018	December 31, 2017
Real estate secured:
Commercial	$970	$2,035
Construction and land development	186	470
Residential 1-4 family	3,604	2,991
Multifamily	79	152
Farmland	1,665	800
Total real estate loans	6,504	6,448
Commercial	61	1,065
Agriculture	—	3
Consumer installment loans	34	48
Total loans receivable on nonaccrual status	$6,599	$7,564

Total interest income not recognized on nonaccrual loans for the nine months ended September 30, 2018 and 2017 was $358 thousand and $456 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of September 30, 2018 and December 31, 2017:

As of September 30, 2018 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,656	$2,762	$—
Construction and land development	140	409	—
Residential 1-4 family	3,043	3,327	—
Multifamily	79	120	—
Farmland	1,770	1,954	—
Commercial	14	14	—
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	542	661	46
Construction and land development	—	—	—
Residential 1-4 family	431	453	114
Multifamily	—	—	—
Farmland	346	358	131
Commercial	109	109	15
Agriculture	—	—	—
Consumer installment loans	7	7	1
All other loans	—	—	—
Total	$9,137	$10,174	$307
As of December 31, 2017 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,646	$2,719	$—
Construction and land development	424	680	—
Residential 1-4 family	3,586	3,885	—
Multifamily	281	321	—
Farmland	1,264	1,664	—
Commercial	628	628	—
Agriculture	12	12	—
Consumer installment loans	8	8	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	2,503	2,622	499
Construction and land development	—	—	—
Residential 1-4 family	421	437	91
Multifamily	—	—	—
Farmland	378	378	243
Commercial	489	572	413
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$12,640	$13,926	$1,246

The following table presents information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Nine Months Ended
	September 30, 2018		September 30, 2017
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$2,724	$95	$2,976	$73
Construction and land development	220	1	2	-
Residential 1-4 family	3,229	137	3,827	152
Multifamily	163	5	402	15
Farmland	1,515	51	2,538	52
Commercial	166	1	-	-
Agriculture	4	-	19	1
Consumer installment loans	2	-	13	-
All other loans	-	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	1,409	16	1,208	80
Construction and land development	-	-	222	-
Residential 1-4 family	391	13	634	14
Multifamily	-	-	660	48
Farmland	365	-	673	26
Commercial	293	2	282	24
Agriculture	-	-	2	-
Consumer installment loans	6	1	2	-
All other loans	-	-	-	-
Total	$10,487	$322	$13,460	$485

	Three Months Ended
	September 30, 2018		September 30, 2017
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$2,710	41	$2,757	$9
Construction and land development	145	1	-	-
Residential 1-4 family	3,093	50	3,833	50
Multifamily	80	1	287	4
Farmland	1,816	9	1,193	26
Commercial	10	1	-	-
Agriculture	1	-	18	-
Consumer installment loans	-	-	9	-
All other loans	-	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	544	-	1,516	74
Construction and land development	-	-	209	-
Residential 1-4 family	393	6	567	5
Multifamily	-	-	1,321	16
Farmland	357	-	756	10
Commercial	110	-	497	8
Agriculture	-	-	-	-
Consumer installment loans	7	-	-	-
All other loans	-	-	-	-
Total	$9,266	$109	$12,963	$202

An age analysis of past due loans receivable is below. At September 30, 2018 and December 31, 2017, there were no loans over 90 days past due that were accruing.

As of September 30, 2018 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$176	$578	$754	$138,630	$139,384
Construction and land development	14	—	42	56	29,347	29,403
Residential 1-4 family	2,201	461	711	3,373	245,765	249,138
Multifamily	—	—	—	—	13,461	13,461
Farmland	40	809	281	1,130	20,526	21,656
Total real estate loans	2,255	1,446	1,612	5,313	447,729	453,402
Commercial	65	—	61	126	49,819	49,945
Agriculture	—	—	7	7	4,888	4,895
Consumer installment Loans	20	2	8	30	23,441	23,471
All other loans	—	—	—	—	616	616
Total loans	$2,340	$1,448	$1,688	$5,476	$526,493	$531,969

As of December 31, 2017 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$190	$2,396	$453	$3,039	$124,649	$127,688
Construction and land development	69	246	42	357	29,406	29,763
Residential 1-4 family	3,789	378	969	5,136	244,023	249,159
Multifamily	125	89	—	214	15,267	15,481
Farmland	309	—	—	309	22,689	22,998
Total real estate loans	4,482	3,109	1,464	9,055	436,034	445,089
Commercial	103	25	603	731	40,614	41,345
Agriculture	38	—	—	38	3,456	3,494
Consumer installment Loans	102	15	28	145	22,266	22,411
All other loans	—	—	—	—	669	669
Total loans	$4,725	$3,149	$2,095	$9,969	$503,039	$513,008

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of September 30, 2018 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$135,856	$1,918	$1,610	$139,384
Construction and land development	28,455	743	205	29,403
Residential 1-4 family	242,853	1,603	4,682	249,138
Multifamily	13,261	67	133	13,461
Farmland	17,626	2,300	1,730	21,656
Total real estate loans	438,051	6,631	8,360	453,042
Commercial	47,179	2,705	61	49,945
Agriculture	4,875	6	14	4,895
Consumer installment loans	23,403	—	68	23,471
All other loans	616	—	—	616
Total	$514,124	$9,342	$8,503	$531,969
As of December 31, 2017 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$120,104	$3,228	$4,356	$127,688
Construction and land development	28,462	816	485	29,763
Residential 1-4 family	243,048	1,810	4,301	249,159
Multifamily	13,695	1,445	341	15,481
Farmland	19,273	2,445	1,280	22,998
Total real estate loans	424,582	9,744	10,763	445,089
Commercial	37,973	2,307	1,065	41,345
Agriculture	3,468	23	3	3,494
Consumer installment loans	22,357	2	52	22,411
All other loans	669	—	—	669
Total	$489,049	$12,076	$11,883	$513,008

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended September 30, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of September 30, 2018 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,989	$(334)	$73	$(345)	$1,383
Construction and land development	191	(96)	12	64	171
Residential 1-4 family	2,400	(270)	62	17	2,209
Multifamily	106	—	—	(15)	91
Farmland	415	(58)	66	(141)	282
Total real estate loans	5,101	(758)	213	(420)	4,136
Commercial	660	(617)	77	260	380
Agriculture	20	—	1	12	33
Consumer installment loans	156	(59)	38	16	151
All other loans	3	—	—	—	3
Unallocated	256	—	—	321	577
Total	$6,196	$(1,434)	$329	$189	$5,280

	Allowance for Loan Losses			Recorded Investment in Loans
As of September 30, 2018 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$46	$1,337	$1,383	$3,198	$136,186	$139,384
Construction and land development	-	171	171	140	29,263	29,403
Residential 1-4 family	114	2,095	2,209	3,474	245,664	249,138
Multifamily	-	91	91	79	13,382	13,461
Farmland	131	151	282	2,116	19,540	21,656
Total real estate loans	291	3,845	4,136	9,007	444,035	453,042
Commercial	15	365	380	123	49,822	49,945
Agriculture	-	33	33	-	4,895	4,895
Consumer installment loans	1	150	151	7	23,464	23,471
All other loans	-	3	3	-	616	616
Unallocated	-	577	577	-	-	-
Total	$307	$4,973	$5,280	$9,137	$522,832	$531,969

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2017 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,625	$(179)	$193	$350	$1,989
Construction and land development	346	(1)	—	(154)	191
Residential 1-4 family	2,376	(714)	48	690	2,400
Multifamily	241	—	—	(135)	106
Farmland	428	(49)	361	(325)	415
Total real estate loans	5,016	(943)	602	426	5,101
Commercial	163	(11)	153	355	660
Agriculture	31	(4)	5	(12)	20
Consumer installment loans	123	(147)	19	161	156
All other loans	—	—	—	3	3
Unallocated	739	—	—	(483)	256
Total	$6,072	$(1,105)	$779	$450	$6,196

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2017 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$499	$1,490	$1,989	$5,149	$122,539	$127,688
Construction and land development	-	191	191	424	29,339	29,763
Residential 1-4 family	91	2,309	2,400	4,007	245,152	249,159
Multifamily	-	106	106	281	15,200	15,481
Farmland	243	172	415	1,642	21,356	22,998
Total real estate loans	833	4,268	5,101	11,503	433,586	445,089
Commercial	413	247	660	1,117	40,228	41,345
Agriculture	-	20	20	12	3,482	3,494
Consumer installment loans	-	156	156	8	22,403	22,411
All other loans	-	3	3	-	669	669
Unallocated	-	256	256	-	-	-
Total	$1,246	$4,950	$6,196	$12,640	$500,368	$513,008

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At September 30, 2018 there were $5.5 million in loans that are classified as troubled debt restructurings compared to $6.9 million at December 31, 2017. The following table presents information related to loans modified as troubled debt restructurings during the nine and three months ended September 30, 2018 and 2017.

	For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	—	—	—
Commercial	—	—	—	1	443	443
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	—	$—	$—	1	$443	$443

During the nine and three months ended September 30, 2018, the Company did not modify any loans that were considered to be troubled debt restructurings.

During the nine months ended September 30, 2017, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on this loan; however, the payment terms and maturity date were changed.

During the three months ended September 30, 2017, the Company modified no loans that were considered to be troubled debt restructurings.

No loans previously modified as troubled debt restructurings defaulted during the nine months ended September 30, 2018.

There were no loans modified as troubled debt restructurings that defaulted during the three months ended September 30, 2018 and 2017, which were within twelve months of their modification date. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the nine months ended September 30, 2018 and the year ended December 31, 2017:

(Dollars are in thousands)	September 30, 2018	December 31, 2017
Balance, beginning of period	$6,859	$10,655
Additions	1,636	3,087
Transfers from premises and equipment	—	125
Proceeds from sales	(1,046)	(4,742)
Proceeds from insurance claims	—	(12)
Loans made to finance sales	(467)	(1,477)
Adjustment of carrying value	(421)	(758)
Deferred gain from sales	—	45
Losses from sales	(96)	(64)
Balance, end of period	$6,465	$6,859

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

Assets measured at fair value on a recurring basis are as follows. There were no liabilities measured at fair value on a recurring basis.

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2018 Available-for-sale investments
U.S. Government Agencies	$—	$20,188	$—
Taxable municipals	—	4,211	—
Corporate bonds	—	5,346	—
Mortgage backed securities	—	30,646	—
Total	$—	$60,391	$—

December 31, 2017 Available-for-sale investments
U.S. Government Agencies	$—	$23,844	$—
Taxable municipals	—	4,397	—
Corporate bonds	—	5,579	—
Mortgage backed securities	—	37,268	—
Total	$—	$71,088	$—

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

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2018
Other real estate owned	—	—	$6,465
Impaired loans	—	—	8,830
Total	—	—	$15,295

December 31, 2017
Other real estate owned	—	—	$6,859
Impaired loans	—	—	11,394
Total	—	—	$18,253

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2018 the significant unobservable inputs used in the fair value measurements were as follows:

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at September 30, 2018		Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$8,830	$	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$6,465	$	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value. The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments as of September 30, 2018 and December 31, 2017.

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2018
Financial Instruments – Assets
Net Loans	$526,689	$514,232	$—	$505,402	$8,830

Financial Instruments – Liabilities
Time Deposits	258,926	258,512	—	258,512	—
FHLB Advances	7,000	7,296	—	7,296	—
Trust Preferred Securities	16,496	16,496	—	16,496	—

December 31, 2017
Financial Instruments – Assets
Net Loans	$506,812	$506,608	$—	$495,214	$11,394

Financial Instruments – Liabilities
Time Deposits	272,330	272,352	—	272,352	—
FHLB Advances	7,558	7,794	—	7,794	—
Trust Preferred Securities	16,496	16,496	—	16,496	—

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

In connection with the sale of the four properties, on May 31, 2017, the Bank entered into commercial lease agreements with the purchaser for the properties (the “Leases”), which will allow the Bank to continue to service customers from these locations. The Leases, which commenced on June 1, 2017, provide the Bank with use of the properties for an initial term of fifteen years. Base rent payments for years one through five of the Leases are approximately $417 thousand a year. The base rent payments will increase by 8% for years 6 through 10 of the Leases and then by another 8% for years eleven through fifteen of the Leases. The Bank has the option to renew the Leases five times and each renewal would be for a term of five years. The base rent for the renewals would be negotiated at the time the renewal option is exercised by the Bank. While the cash lease payments are currently $417 thousand a year, the Company is required to straight-line the expense over the initial term of fifteen years. As a result, the annual lease expense will be approximately $451 thousand. The weighted average remaining life of the leases is 13.67 years.

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

NOTE 12 NONINTEREST EXPENSES:

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars are in thousands)	2018	2017	2018	2017

Advertising	$340	$316	$79	$110
ATM network expense	1,272	1,232	430	401
Legal and professional fees	1,057	926	284	301
Loan related expenses	480	500	150	167
Printing and supplies	248	88	46	34
FDIC insurance premiums	279	298	98	86
Other real estate owned, net	772	1,280	411	227
Other	1,840	1,545	501	502
Total noninterest expenses	$6,288	$6,185	$1,999	$1,828

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

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification (“ASC”), to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments became effective on January 1, 2018 and did not have a material effect on the financial statements. As discussed in Note 10, the Company measured the fair value of its loan portfolio using an exit price notion as of September 30, 2018.

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

In July 2018, the FASB amended the Leases Topic of the Accounting Standards Codification to give entities another option for transition and to provide lessors with a practical expedient. The amendments will be effective for the Company for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements. As discussed in Note 11, the Company early adopted ASU No. 2016-02 Leases (Topic 842).

In August 2018, the FASB amended the Fair Value Measurement Topic of the Accounting Standards Codification. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2018, the FASB amended the Intangibles—Goodwill and Other Topic of the Accounting Standards Codification to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Overview and Highlights

The Company had net income for the nine months ended September 30, 2018 of $239 thousand, or basic net income per share of $0.01, as compared to the nine months ending September 30, 2017 whereby the Company had net income of $3.2 million, or $0.14 basic net income per share. Net income for the nine months ended September 30, 2017 was significantly impacted by the $2.6 million gain recognized on the sale and leaseback transactions the Company completed during the second quarter of 2017.

The Company had net income for the quarter ended September 30, 2018 of $208 thousand, or basic net income per share of $0.01, as compared to a net income of $484 thousand, or basic net income per share of $0.02, for the quarter ended September 30, 2017.

Highlights as of and for the nine and three-month periods include:

·	Total assets increased $12.8 million;
·	Interest-bearing deposits with banks increased $6.9 million;
·	Net loans increased $19.9 million;
·	Past due loans decreased $4.5 million and substandard loans decreased $3.4 million;
·	Total deposits increased $15.7 million;
·	Interest income increased $1.9 million for the nine months and $579 thousand for the quarter;
·	Gain on sale and leaseback transactions of $2.6 million in 2017 did not recur;
·	Salaries and employee benefits increased $793 thousand for the nine months and $201 thousand for the quarter;
·	For the nine-month period, the annualized net interest margin was 3.95% and the annualized net spread was 3.72%;
·	For the quarter, the annualized net interest margin was 3.84% and the annualized net spread was 3.57%.

Comparison of the Nine Months ended September 30, 2018 to September 30, 2017

Net interest income for the nine months ended September 30, 2018 was $18.1 million, which was an increase of $1.1 million, or 6.78% when compared to the same period in 2017. Loan interest income for the first nine months of 2018 increased $1.7 million, or 9.36%, from $17.9 million as of September 30, 2017 to $19.6 million as of September 30, 2018. The increase was primarily attributed to increased average loans. The annualized yield earned on interest-earning assets was 4.62% for the first nine months of 2018 compared to 4.48% for the first nine months of 2017.

Interest expense increased $721 thousand, or 30.75%, from $2.3 million for the first nine months of 2017 to $3.1 million for the same period in 2018 as a result of increases in our interest rates on time deposits. The annualized cost of funds for the nine months ended September 30, 2018 was 0.90% compared to 0.71% for the nine months ended September 30, 2017.

A provision for loan losses of $189 thousand was recognized during the first nine months of 2018. No provision was considered necessary for the first half of 2017. Provisions are recognized to maintain the allowance for loan losses at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized.

Noninterest income decreased $2.4 million to $5.5 million for the nine months ended September 30, 2018 from $7.9 million in 2017. In the second quarter of 2017, the Bank sold four properties to a nonaffiliated third party and then entered into commercial lease agreements with the purchaser for the same properties. As a result of the sale and the determination that the corresponding leases were operating leases, the Company recognized a gain in the second quarter of 2017 of $2.6 million which did not recur in 2018. We are currently exploring the opportunity for executing another sale and leaseback transaction during the fourth quarter of 2018. Proceeds from any potential sale would be reinvested in earning assets, while any potential gain may offset any adjustments to the carrying value of non-earning assets as we continue to further reduce our exposure to other real estate owned and other non-performing assets.

Insurance and investment fees increased $236 thousand and service charges and fees increased $111 thousand for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Noninterest expense increased $1.4 million, or 6.52%, for the first nine months of 2018 from $21.7 million as of September 30, 2017 to $23.1 million as of September 30, 2018. Increases in salaries and employee benefits, occupancy and equipment, and data processing and telecommunications were offset by a decrease to other real estate owned expenses. For the nine months ended September 30, 2018, salaries and employee benefits increased $793 thousand, or 7.82%, to $10.9 million as compared to $10.1 million for the same period in 2017 as the Bank continues to hire and retain seasoned professionals. Occupancy and equipment expenses increased $314 thousand from $3.5 million for the first nine months of 2017 to $3.8 million for the first nine months of 2018. Other real estate owned expenses decreased $508 thousand to $772 thousand for the first nine months of 2018 as compared to $1.3 million for the same period in 2017. Higher sales resulted in larger writedowns taken in 2017 primarily due to price reductions and auctions. Proceeds from sales of OREO for the first nine months of 2017 were $4.1 million compared to $1.0 million for the first nine months of 2018.

Our efficiency ratio, a non-GAAP measure which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 97.85% for the first nine months of 2018 as compared to 87.26% for the same period in 2017. Included in this calculation are the other real estate owned write-downs and the gain resulting from the sale-leaseback transaction which significantly impact the ratio.

Comparison of the Three Months ended September 30, 2018 to September 30, 2017

In the third quarter of 2018, our net interest margin was 3.84%, as compared to 3.93% for the same period in 2017, a decline of 8 basis points. The Company’s primary source of income, net interest income, increased $248 thousand, or 4.29%, to $6.0 million for the third quarter of 2018 from $5.8 million for the same period in 2017. Loan interest income increased $535 thousand, or 8.74%, from $6.1 million for the third quarter of 2017 to $6.7 million for the third quarter of 2018. Interest expense increased $331 thousand, or 39.74%, from $833 thousand for the quarter ended September 30, 2017 to $1.2 million for the same quarter of 2018 as a result of higher volume.

No provision for loan losses was recorded during the third quarter of 2017 as compared to a provision of $63 thousand for the third quarter of 2018.

Noninterest income for the third quarter of 2018 was $1.9 million, a decrease of $109 thousand when compared to $1.8 million for the same period in 2017. Insurance and investment fees increased $89 thousand for the period and service charges and fees increased $34 thousand.

Noninterest expense increased $481 thousand, or 6.78%, to $7.6 million for the third quarter 2018 as compared to $7.1 million for the third quarter of 2017. Salaries and employee benefits increased $201 thousand and data processing and telecommunications increased $87 thousand compared to the same period in the prior year. Other real estate owned expenses increased $184 thousand to $411 thousand for the third quarter of 2018 from $227 thousand for the same period in 2017. The current quarter includes writedowns of two parcels of other real estate of $339 thousand, based on updated property valuations or firm purchase offers.

Our efficiency ratio, a non-GAAP measure, was 95.41% for the third quarter of 2018 as compared to 93.55% for the same period in 2017. Included in this calculation are the other real estate owned write-downs.

Balance Sheet

Total assets increased $12.8 million, or 1.92%, to $679.5 million at September 30, 2018 from $666.7 million at December 31, 2017. Increases to total loans and interest-bearing deposits in other banks of $19.0 million and $6.9 million were funded by principal paydowns of investments and increased noninterest-bearing deposits. We anticipate that total assets will continue to increase due to our plan to conservatively and prudently grow the loan portfolio.

Total investments decreased $10.7 million, or 15.05%, to $60.4 million at September 30, 2018 from $71.1 million at December 31, 2017 as a result of principal paydowns. There were no sales of investments during the nine months.

Total loans increased 3.70% to $532.0 million at September 30, 2018 as compared to $513.0 million at December 31, 2017. We believe the focus on developing new and existing lending relationships should continue the pace of increasing total loans as experienced in the first nine months of 2018, subject to the economy and heightened competition in our markets.

Total deposits increased $15.7 million, or 2.69%, from $582.5 million at December 31, 2017 to $598.2 million at September 30, 2018. Noninterest-bearing demand deposits increased 10.57%, or $16.3 million, from $154.6 million at December 31, 2017 to $171.0 million at September 30, 2018. We experienced a decrease of $670 thousand, or 0.16%, in interest-bearing deposits during the first nine months of 2018. Due to competitive pressures, rising interest rates, and our need for funding, we expect to continue to see an uptick on the interest we pay on time deposits in 2018. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Borrowed funds consisted of advances from the Federal Home Loan Bank of $7.0 million and Trust Preferred Securities of $16.5 million at September 31, 2018.

The following table presents the FHLB advances:

(Dollars in thousands)	Maturity Date	Rate	September 30, 2018	December 31, 2017
Principal Reducing Credit	5/16/2018	4.10%	$-	$208
Principal Reducing Credit	5/21/2018	4.05%	-	350
Fixed Rate Hybrid	6/28/2019	0.99%	2,000	2,000
Fixed Rate Hybrid	6/30/2021	1.34%	5,000	5,000
Total			$7,000	$7,558

Total equity at September 30, 2018 was $49.9 million, a decrease from $51.0 million at December 31, 2017. Net income of $239 thousand was offset by a $1.3 million increase in other comprehensive loss as a result of increases in net unrealized losses in the investment portfolio during the nine months ended September 30, 2018.

Asset Quality

We continue to make progress in reducing the levels of non-performing assets. Though asset quality is improving, the level of nonperforming assets remains elevated as we continue to work through foreclosed properties that are held over from the Great Recession and nonaccrual loans.

Nonperforming loans decreased $965 thousand during the first nine months of 2018. In the second quarter of 2018, the Bank sold four nonperforming loans for $1.5 million, after reducing them to fair value. The ratio of nonperforming loans to total loans at September 30, 2018 was 1.24% compared to 1.47% at December 31, 2017.

The ratio of nonperforming assets to total assets was 1.92% at September 30, 2018 as compared to 2.16% at December 31, 2017. Nonperforming assets, which include nonaccrual loans, other real estate owned and past due loans greater than 90 days still accruing interest, were $13.1 million and $14.4 million at September 30, 2018 and December 31, 2017, respectively. The makeup of these assets is primarily loans secured by commercial real estate, residential mortgages, and farmland as well as other real estate owned properties. We continue undertaking extensive and more aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Nonperforming assets consisted of the following:

	September 30, 2018	December 31, 2017
Nonaccrual loans	$6,599	$7,564
Loans past due more than 90 days, still accruing	—	—
Nonperforming loans	6,599	7,564
Other real estate owned	6,465	6,859
Nonperforming assets	$13,064	$14,423

Nonperforming loans/Total loans at period end	1.24%	1.47%
Nonperforming assets/Total assets at period end	1.92%	2.16%

There were no loans past due more than 90 days still accruing interest at September 30, 2018 or December 31, 2017. Loans rated substandard were $8.5 million at September 30, 2018, a decrease of $3.4 million from $11.9 million at December 31, 2017. Total past due loans decreased from $10.0 million at December 31, 2017, to $5.5 million at September 30, 2018.

Other real estate owned decreased $394 thousand, or 5.74%, to $6.5 million at September 30, 2018 from $6.9 million at December 31, 2017. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first nine months of 2018, we acquired $1.6 million in other real estate owned as a result of settlement of foreclosed loans, which was offset by sales of $1.0 million of our properties with losses of $96 thousand realized as a result of the sales. In an effort to reduce our level of foreclosed properties, we have taken an aggressive approach toward liquidating properties by making pricing adjustments and holding auctions on several of our older properties. We expect to continue these efforts during the fourth quarter of 2018 which could result in additional losses, while reducing future carrying costs. We do have lease agreements on certain OREO properties which are generating rental income at market rates. Rental income on OREO properties was $156 thousand for the first nine months of 2018 compared to $177 thousand for the first nine months of 2017.

Our allowance for loan losses at September 30, 2018 was $5.3 million, or 0.99% of total loans as compared to $6.2 million, or 1.21% of total loans at December 31, 2017. Impaired loans decreased $3.5 million, or 27.71%, to $9.1 million with an estimated related allowance of $307 thousand for potential losses at September 30, 2018 as compared to $12.6 million in impaired loans with an estimated related allowance of $1.2 million at the end of 2017. A provision of $189 thousand was recognized for the nine months ended September 30, 2018. No provision for loan losses was recorded during first nine months of 2017. In the first nine months of 2018, net charge-offs were $1.1 million, or 0.21% of average loans, as compared to net recoveries of $14 thousand for the same period of 2017. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Specific allowance	$307	$1,246
General allowance	4,973	4,950
Total allowance	$5,280	$6,196

Impaired loans	$9,137	$12,640
Other loans	522,832	500,368
Total loans	$531,969	$513,008

Total allowance/Total loans	0.99%	1.21%
General allowance/Other loans	0.95%	0.99%

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $5.8 million and $5.5 million existed at September 30, 2018 and December 31, 2017, respectively. Our income tax expense was computed at the revised corporate income tax rate of 21% of taxable income for 2018 due to the enactment of the Tax Cuts and Jobs Act (“TCJA”) which became law on December 22, 2017. Income tax expense was previously calculated at 34% of taxable income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Total stockholders’ equity at September 30, 2018 was $49.9 million compared to $51.0 million at December 31, 2017, a decrease of $1.1 million. The decrease includes increased unrealized losses related to the available-for-sale portfolio, net of tax, of $1.3 million offset by net income of $239 thousand for the nine-month period.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios along with the minimum regulatory thresholds to be considered well-capitalized are presented in the following table:

	Well-Capitalized Regulatory Threshold	September 30, 2018	December 31, 2017
Tier 1 leverage	5.00%	9.39%	9.56%
Common equity Tier 1	6.50%	13.46%	14.05%
Tier 1 risk-based capital	8.00%	13.46%	14.05%
Total risk-based capital	10.00%	14.57%	15.30%

At September 30, 2018, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Company and Bank are now subject to a Common Equity Tier 1 ratio set out above.

The tangible book value per common share was $2.09 at September 30, 2018 compared to $2.13 at December 31, 2017. Other key performance indicators are as follows:

	September 30, 2018	September 30, 2017
Return on average assets[1]	0.05%	0.65%
Return on average equity[1]	0.64%	8.78%
Average equity to average assets	7.34%	7.57%

1 Annualized

Total assets increased during the first nine months of 2018 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our current capital levels will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $89.1 million at September 30, 2018, an decrease from $92.8 million at December 31, 2017. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs during 2018.

At September 30, 2018, all of our investments are classified as available-for-sale. These investments provide an additional source of liquidity in the amount of $51.1 million, which is net of the $9.3 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank.

Our loan to deposit ratio was 88.93% at September 30, 2018 and 88.06% at December 31, 2017. We anticipate this ratio to remain at or below 90% for the foreseeable future.

Available third-party sources of liquidity at September 30, 2018 include the following: a line of credit with the Federal Home Loan Bank of Atlanta, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We also had the ability to borrow $20.0 million in unsecured federal funds.

The Bank has a line of credit with the FHLB. Advances outstanding at September 30, 2018 were $7.0 million and the line also secures letters of credit totaling $17.0 million. Unused availability at September 30, 2018 was $147.0 million. The line is secured by a blanket lien on our residential real estate loans which amounted to $142.0 million at September 30, 2018. During the third quarter of 2018 a $12 million dollar FHLB advance, taken during the second quarter, was repaid.

We have access to the brokered deposits market. Currently we have $2.8 million in brokered term time deposits opened in 2009 with an original maturity of ten years at a cost of 4.10%. We also have deposits through the Certificate of Deposit Registry Service (“CDARS”). At September 30, 2018 we had $10.7 million in CDARS two way time deposits.

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

The bank holding company has approximately $600 thousand in cash on deposit at the Bank as of September 30, 2018. These funds will be used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed. The Company is making quarterly interest payments on the trust preferred securities.

During the capital raise in 2012, common stock warrants were issued to investors. The warrants were immediately exercisable through December 2017. There were no outstanding warrants at September 30, 2018.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended September 30, 2018 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	November 14, 2018

By:	/s/ JOHN J. BOCZAR
John J. Boczar.
Executive Vice President and Chief Financial officer

Date:	November 14, 2018

Index of Exhibits

No.	Description
2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
10.11*	Employment Agreement dated December 1, 2017 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2017).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

___________________

* Denotes management contract.

