Form 10-K
period 2018-12-31
NEW PEOPLES BANKSHARES INC
filed 2019-04-01
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 20178

Commission File Number 000-33411

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales price of $1.97 per share on the last business day of the second quarter of 2018 was $20,634,570.

The number of shares outstanding of the registrant’s common stock was 23,922,086 as of March 27, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

The Proxy Statement for New Peoples Bankshares, Inc.’s 2019 Annual Meeting to Shareholders, is incorporated into Items 10 through 14 of this form 10-K.

PART I

Item 1.	Business

General

New Peoples Bankshares, Inc. (New Peoples or Company) is a Virginia financial holding company headquartered in Honaker, Virginia. From January 1, 2009 to March 3, 2016, New Peoples was a bank holding company. On March 4, 2016 the Federal Reserve Bank of Richmond approved New Peoples’ election to become a financial holding company. Our business is conducted primarily through New Peoples Bank, Inc., a Virginia banking corporation (the Bank). The Bank has a division doing business as New Peoples Financial Services which offers investment services through its broker-dealer relationship with Infinex Investments, Inc. NPB Insurance Services, Inc. (NPB Insurance) is a subsidiary of the Bank and generates revenue through the referral of insurance services.

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

Branch Locations

After a period of significant branch expansion between 2000 and 2008, we have consolidated some of our branch operations to improve efficiency. Currently, in addition to our headquarters in Honaker, Virginia we have 18 full service branches located in three states: Virginia - Abingdon, Big Stone Gap, Bluefield, Bristol, Castlewood, Chilhowie, Clintwood, Gate City, Grundy, Haysi, Lebanon, Pounding Mill, Tazewell, Weber City and Wise; West Virginia - Princeton (2); and Kingsport, Tennessee. We have 1 limited services branch in Pound, Virginia. We also have loan production offices, as of December 31, 2018, in Jonesborough and Kingsport, Tennessee.

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

Internet Site

We have our internet banking site at www.newpeoplesbank.com. The site includes a customer service area that contains branch and Interactive Teller Machine (ITM) locations, product descriptions and current interest rates offered on deposit accounts. Customers with internet access can apply for loans, open deposit accounts online, access account balances, make transfers between accounts, enter stop payment orders, order checks, and use an optional bill paying service.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC, Our SEC filings are filed electronically and are available to the public online at the SEC’s web site at www.sec.gov. We also provide a link to our filings on the SEC website, free of charge, through our internet website www.npbankshares.com under "Investor Relations." We also make available free of charge on or through our internet website our annual report on Form 10-K, quarterly reports on From 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Loans by type as a percentage of total loans are as follows:

	December 31,
	2018	2017	2016	2015	2014
Commercial, financial and agricultural	15.20%	13.35%	11.75%	10.76%	10.99%
Real estate – construction	6.42%	5.80%	5.50%	3.33%	3.37%
Real estate – commercial	25.74%	24.89%	22.05%	22.34%	23.62%
Real estate – residential	48.15%	51.59%	55.97%	58.00%	56.37%
Installment loans to individuals	4.37%	4.37%	4.73%	5.57%	5.65%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

Deposits. We offer a variety of deposit products for both individual and business customers. These include demand deposit, interest-bearing demand deposit, savings deposit, money market, health savings and individual retirement (“IRA”) deposit accounts. In addition, we offer certificates of deposit with terms ranging from 7 days to 60 months, including IRAs with terms ranging from 12 months to 60 months.

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

Other Bank Services. Other bank services include safe deposit boxes, cashier’s checks, certain cash management services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer ATM card services that can be used by our customers throughout our service area and other regions. We also offer consumer and commercial VISA credit card services. Electronic banking services include debit cards, internet banking, telephone banking, mobile banking, remote deposit capture, merchant transaction processing and wire transfers.

We do not presently anticipate obtaining trust powers, but we are able to provide similar services through our affiliation with Infinex Investments, Inc. Additionally, we have initiated programs of differentiator presentations focusing on such issues as financial literacy, elder abuse and planning for special needs individuals. We believe that these types of programs assist our local communities and highlight the skills of our financial service providers.

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the southwestern Virginia, southern West Virginia, and eastern Tennessee market area and elsewhere. Our market area is a highly competitive, highly branched banking market.

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2018, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows:

County or City	% of Market
Scott County, VA	35.16%
Dickenson County, VA	27.54%
Russell County, VA	25.12%
Wise County, VA	11.07%
Tazewell County, VA	9.12%
Buchanan County, VA	8.06%
Smyth County, VA	4.29%
Washington County, VA	3.39%
City of Bristol, VA	1.86%
Mercer County, WV	6.66%
City of Kingsport, TN	1.22%

Employees

As of December 31, 2018, we had 254 total employees, of which 240 were full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

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

There are other potential “financial” activities in which the Federal Reserve is permitted to designate as permitted financial or incidental to financial activities.

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

The final rule also sets forth a capital ratio phase-in schedule. The remaining phase-in provisions for banks with $250 billion or less in total assets are set forth in the following table:

	Effective as of January 1,
	2018	2019
Minimum Leverage Ratio	4.00%	4.00%
Minimum CET1 Risk Based Capital Ratio	4.50%	4.50%
Capital Conservation Buffer (1)	1.875%	2.50%
Minimum Tier CET1 Risk Based Capital Ratio with Capital Conservation Buffer	6.375%	7.00%
Minimum Tier 1 Risk Based Capital Ratio	6.00%	6.00%
Minimum Tier 1 Risk Based Capital Ratio with Capital Conservation Buffer	7.875%	8.50%
Minimum Total Risk Based Capital Ratio	8.00%	8.00%
Minimum Total Risk Based Capital Ratio with Capital Conservation Buffer	9.875%	10.50%

(1)	The capital conservation buffer must be maintained in order for a banking organization to avoid being subject to limitations on capital distributions, including dividend payments, and discretionary bonus payments to executive officers.

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

In 2018 the Economic Growth, Regulatory Reform and Consumer Protection Act (“EGRRCPA”) became effective. Pursuant to the EGRRCPA the regulators have proposed a single “Community Bank Leverage Ratio” which would eliminate the four required capital ratios disclosed above for qualifying and electing banks and require the disclosure of a single leverage ratio based on the new Community Capital Leverage Ratio.

For further detail on capital and capital ratios see discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections, “Capital Resources” and “Liquidity,” contained in Item 7, and in Note 21, “Capital,” to the accompanying Consolidated Financial Statements contained in Item 8.

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

For example, the GLBA permits unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies, which can engage in a broad range of financial services including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, a bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. On March 4, 2016 the Federal Reserve Bank of Richmond approved New Peoples’ election to convert to a financial holding company.

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

USA Patriot Act. The USA Patriot Act provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Regulatory authorities must consider the effectiveness of a financial institution’s anti-money laundering activities, for example, its procedures for effective customer identification, when reviewing bank mergers and acquisitions. The Patriot Act, particularly as it relates to money laundering, is a significant focus of regulators and as a result there is substantial additional regulatory oversight to insure compliance with it. Various other laws and regulations require the Bank to cooperate with governmental authorities in respect to counter-terrorism activities. Although it does create a reporting obligation and cost of compliance for the Bank, the USA Patriot Act has not materially affected New Peoples’ products, services or other business activities.

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

The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. The EGRRCPA modified a number of these requirements, including, for smaller institutions (under $10 billion) that qualify, a safe harbor for compliance with the “ability to pay” requirements for consumer mortgage loans. The CFPB has implemented mortgage lending regulations to carry out its mandate. In addition, the Federal Reserve has issued new rules, effective October 1, 2011, which had the effect of limiting the fees charged to merchants by credit card companies for debit card transactions. The result of these rules is to limit the amount of interchange fee income available explicitly to larger banks and indirectly to us. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation. The Dodd-Frank Act provisions themselves are extensive; however, there is much uncertainty concerning the ultimate impact of this legislation. Several federal agencies, including the Federal Reserve, the CFPB and the Securities and Exchange Commission, have been in the process of issuing final regulations implementing major portions of the legislation and this process will be affected by the EGRRCPA which rolls back many provisions of the Dodd-Frank Act. (See below)

The Economic Growth, Regulatory Reform and Consumer Protection Act of 2018. In May 2018 the EGRRCPA amended provisions of the Dodd-Frank Act and other statutes administered by banking regulators. Among these amendments are provisions to tailor applicability of certain of the enhanced prudential standards for Systemically Important Financial Institutions (“SIFI’s”) and to increase the $50 billion asset threshold in two stages to $250 billion to which these enhanced standards apply. The Act exempts insured depositary institutions(and their parent companies) with less than $10 billion in consolidated and meeting certain other asset and liabilities trading tests) from the Volker Rule (which prohibits banks from conducting certain investment activities with their own accounts). As discussed above, the EGRRCPA requires the regulators to promulgate rules establishing a new Community Bank Leverage Ratio (currently proposed to be 9%) for financial institutions with less than $10 billion in consolidated assets. If the financial institution maintains its tangible equity above the Community Bank Leverage Ratio it will be deemed in compliance with the various regulatory capital requirements currently in effect. The Act increases the asset threshold from $1 billion to $3 billion for financial institutions to qualify for an 18 month on site examination schedule. The EGRRCPA make numerous other changes in regulatory requirements based on the size and complexity of financial institutions, particularly benefiting smaller institutions like the Company.

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

Future Regulatory Uncertainty. Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, New Peoples cannot forecast how regulation of financial institutions may change in the future and impact its operations. New Peoples fully expects that the financial institution industry will remain heavily regulated notwithstanding the regulatory relief that has been recently adopted.

Subsequent Events

We have considered subsequent events through the date of the financial statements in this Form 10-K.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2018, the Company's net investment in premises and equipment in service was $24.2 million. Our main office and operations center are located in Honaker, Virginia. This location contains a full service branch, and a separate administration and operations center.

The Bank owns 15 of its full service branches, including its headquarters office, and its one limited service branch, as well as its loan production office in Tennessee. The locations of these branches are described in Item 1. On May 31, 2017, the Bank sold its Abingdon, Bristol, Gate City and Castlewood, Virginia properties recognizing a gain of $2.6 million. In connection with the sale of these four properties, the Bank on May 31, 2017 entered into commercial lease agreements for the properties (the “Leases”), which allowed the Bank to continue to service customers from these locations. The Leases, which commenced on June 1, 2017, provide the Bank with use of the properties for an initial term of fifteen (15) years. For additional discussion of these leases see Note 17, Leasing Activities, in Notes to the Consolidated Financial Statements. Aside from the retail branch offices, we own a building in Bristol, Virginia that serves as our call center and Interactive Teller Machine network operations site.

The Bank entered into a commercial lease for office space in Kingsport, TN for use as a loan production office, which opened in January 2018. For additional discussion of this lease see Note 17, Leasing Activities, in Notes to the Consolidated Financial Statements.

In May 2018, a site in Princeton, West Virginia that had been used as an administrative office opened as a full service branch, as our second customer service location in this market.

During 2018 we limited activity at the Jonesborough loan production office; and in February 2019 determined that the site would be permanently closed by early in the second quarter of the year. The ITM at this site will be removed and redeployed.

The Bank owns a location in Dungannon, Virginia that is now currently being leased, but was formerly used as a branch until its closure during 2010. A closed office in Bland Virginia was sold in May 2018. Four other closed branches (Bluewell, West Virginia, Bristol, Norton and Jonesville, Virginia) that are vacant but may be used for future banking offices again.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3. Legal Proceedings

In the course of operations, we may become a party to legal proceedings. As disclosed in Note 20 of the Consolidated Financial Statements, there are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)       Market Information

Computershare Investor Services is the stock transfer agent for New Peoples Bankshares, Inc. The common stock of New Peoples is quoted on the Over The Counter Bulletin Board (OTCBB) under the symbol “NWPP”. The volume of trading of shares of common stock is very limited. Trades in our common stock occur sporadically on a local basis and typically small volumes of stock are traded. Over-the-Counter market quotations reflect inter-dealer prices without retail mark up, mark down or commissions and may not necessarily represent actual transactions.

The most recent sales price of which management is aware was $1.53 per share on March 27, 2018.

(b)       Holders

On March 27, 2018, there were approximately 4,427 shareholders of record.

(c)       Dividends

In order to preserve capital we have not paid cash dividends to our shareholders. Any declaration of dividends in the future will depend on our earnings, capital requirements, growth strategies, and compliance with regulatory mandates principally at the Bank level since the Company’s primary source of income is dividends which it would receive from the Bank. We are subject to certain dividend restrictions and capital requirements imposed by the Federal Reserve Bank as well as Virginia banking statutes and regulations. We do not anticipate paying a dividend on our common stock in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable. See Notes 16 and 21 of the Notes to the Consolidated Financial Statements for further discussion of dividend limitations and capital requirements.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from projections include:

·	the success or failure of our efforts to implement our business plan;
·	any required increase in our regulatory capital ratios;
·	satisfying other regulatory requirements that may arise from examinations, changes in the law and other similar factors;
·	deterioration of asset quality;
·	fluctuations of real estate values in our markets;
·	our ability to attract and retain talent;
·	demographical changes in our markets which negatively impact the local economy;
·	the uncertain outcome of enacted legislation to stabilize the U.S. financial system such as Dodd-Frank;
·	the successful management of interest rate risk;
·	the successful management of liquidity;
·	changes in general economic and business conditions in our market area;
·	credit risks inherent in making loans such as a borrower’s ability to repay;
·	competition with other banks and financial institutions, and companies outside of the banking industry, including online lenders and those companies that have substantially greater access to capital and other resources;
·	demand, development and acceptance of new products and services we have offered or may offer;
·	technology utilized by us;
·	our ability to successfully manage cyber security;
·	our reliance on third-party vendors and correspondent banks;
·	changes in generally accepted accounting principles;
·	changes in governmental regulations, tax rates and similar matters; and,
·	other risks which may be described in our future filings with the SEC.

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2018 and 2017 as well as results of operations for the years ended December 31, 2018 and 2017. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

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

Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. In the past, the Company provided a valuation allowance on its net deferred tax assets where it was deemed more likely than not such assets will not be realized. At December 31, 2018 and 2017, the Company had no valuation allowance on its net deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. For further discussion of the deferred tax asset and valuation allowance, we refer you to the section on “Deferred Tax Assets and Income Taxes” in this discussion.

The Company early adopted ASU No. 2016-02 Leases (Topic 842). This ASU revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions.

For further discussion of our other critical accounting policies, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements, found in Item 8 to this annual report on Form 10-K.

Cyber Security

The Company, primarily through the Bank, depends on its ability to continuously process, record and monitor a large number of customer transactions and customer, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, its and its subsidiaries’ operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Although the Company has business continuity plans and other safeguards in place, disruptions or failures in the physical infrastructure or operating systems that support its businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices on which customers’ personal information is stored and that customers use to access the Company’s and its subsidiaries’ products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect the Company’s results of operations or financial condition.

Although to date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that it or its subsidiaries will not suffer such losses in the future. The Company’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served. As a result, cybersecurity and the continued development and enhancement of the Company’s controls, processes and practices, designed to protect its and its subsidiaries’ systems, computers, software, data and networks from attack, damage or unauthorized access, remain a priority for the Company. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.

In late February 2018, the SEC issued guidelines governing the manner in which public companies report cybersecurity breaches to investors. The federal bank regulatory agencies and state laws govern the manner in which banks report cybersecurity breaches to affected customers.

Overview

At December 31, 2018, total assets were $682.1 million, total loans were $547.1 million, and total deposits were $596.0 million. The Company‘s consolidated net income for the year ended December 31, 2018 was $919 thousand, or basic income per share of $0.04 as compared to a net income of $3.1 million, or basic income per share of $0.13, for the year ended December 31, 2017. This is a decrease of $2.2 million, or $0.09 per share. This decrease was mainly driven by a one-time decrease in gains on leaseback transactions of $2.6 million, an increase in non-interest expense of $1.6 million, but partially offset by an increase in net interest income of $1.4 million. The provision for loan losses decreased by $198 thousand to $252 thousand for 2018, as compared to 2017. The $1.4 million increase in net interest income represents a 6.26% increase for 2018 over 2017, and is due primarily to the $2.2 million increase in interest and fees on loans, a result of increased loan volume during 2018. The $1.6 million increase in noninterest expenses is primarily due to an increase in salaries, benefits and occupancy expense. The Company’s key performance indicators are as follows:

	December 31,
	2018	2017	2016

Return on average assets	0.14%	0.47%	0.15%
Return on average equity	1.83%	6.30%	2.00%
Average equity to average assets ratio	7.43%	7.52%	7.59%

Highlights from the year 2018 include:

·	Loans increased $34.1 million, or 6.64%;
·	Provision for loan losses was $252 thousand for 2018 as compared to $450 thousand for 2017;
·	Decrease in nonperforming assets of $2.1 million, or 14.68%;
·	Deposits increased $13.4 million, or 2.31%;
·	Net interest margin of 3.94%;
·	Opened a new branch in Princeton, West Virginia and a loan production office in Kingsport, Tennessee; and
·	Book value per share of $2.14 as of December 31, 2018.

Total assets increased $15.4 million in 2018, or 2.32%, from $666.7 million at December 31, 2017. Loans showed an increase of $34.1 million, or 6.64%, as a result of our efforts to grow the loan portfolio. Going forward, we anticipate total assets increasing due to our plan to conservatively and prudently grow the loan portfolio, as we were able to accomplish in 2018 and 2017. OREO decreased $922 thousand, or 13.44%, in 2018 to $5.9 million at December 31, 2018 from $6.9 million at December 31, 2017. Bank owned life insurance remained stable at $4.5 million.

On the liability side of the balance sheet, total deposits increased $13.4 million, or 2.31%, to $596.0 million, due mainly to growth in non-interest bearing deposits of $9.7 million. We anticipate total deposits to increase as we focus on growth in the future. FHLB advances decreased $558 thousand to $7.0 million while trust preferred securities remained unchanged at $16.5 million.

As a result of the discussed sale and leaseback transactions, as of December 31, 2018 the Company recognized right-to-use assets – operating leases of approximately $4.9 million, along with corresponding lease liabilities of approximately $4.9 million effectively offsetting the balance sheet effect of these transactions. This accounting treatment resulted from the early adoption of ASU No. 2016-02 Leases (Topic 842). This ASU revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions.

Total equity was $51.3 million at December 31, 2018, an increase of $277 thousand, or 0.54%. The Bank’s capital ratios at December 31, 2018 as compared to December 31, 2017, respectively were as follows: Tier 1 leverage ratio of 9.59% versus 9.56%; Tier 1 risk based capital ratio of 13.29% versus 14.05%; total risk based capital ratio of 14.39% versus 15.30%; and common equity Tier 1 capital ratio of 13.29% versus 14.05%. The Bank is considered well-capitalized under regulatory guidelines. As noted above, these capital measurements will no longer apply to the Bank if it elects to comply with the Community Bank Leverage Ratio discussed above.

Expenses related to other real estate owned properties were $1.0 million in 2018 compared to $1.4 million in 2017. During 2018 we recorded writedowns on other real estate owned properties in the amount of $543 thousand compared to $758 thousand in 2017. During 2018 we had a net loss on the sale of other real estate owned of $135 thousand compared to a net loss of $64 thousand in 2017.

Total loans increased $34.1 million in 2018, or 6.64%, to $547.1 million at December 31, 2018 as compared to $513.0 million at December 31, 2017. The main driver in this increase in total loans is our strategy is to grow and diversify the loan portfolio. To assist in these efforts, we added several commercial lenders, over the past two years, mostly focused in the Tri-Cities market of Bristol, VA and TN, Kingsport, TN, and Johnson City, TN; and Princeton. West Virginia. In the first quarter of 2018, we opened a loan production office in Kingsport, TN and in the second quarter we opened a new branch location in Princeton, WV. We expect the trend in total loan growth we have experienced in 2018 to continue at least in the near term, but not necessarily at the rate experienced in 2018. Loan growth in general is subject to economic conditions, customer demand, and competition in our markets.

Asset quality continued to improve during 2018, as OREO and nonaccrual loans both decreased in 2018. Nonperforming assets, which include nonaccrual loans, loans past due 90 days or greater still accruing interest, and other real estate owned, decreased $2.1 million, or 14.68%, from $14.4 million to $12.3 million during 2018. $1.9 million of this decrease was the result of 4 nonperforming loans which were sold to further reduce the high level of nonaccrual loans with proceeds of $1.54 million received. Total nonperforming assets represented 1.80% and 2.16% of total assets at December 31, 2018 and December 31, 2017, respectively. There were no loans past due 90 days or greater and still accruing interest at December 31, 2018 or 2017. The makeup of these assets is primarily loans secured by commercial real estate, residential mortgages, and farmland as well as other real estate owned properties. We continue undertaking extensive and more aggressive measures to work out problem credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Our allowance for loan losses at December 31, 2018 was $5.3 million, or 0.98% of total loans, as compared to $6.2 million, or 1.21% of total loans at December 31, 2017. Impaired loans decreased $4.7 million, or 36.9%, to $8.0 million with an estimated allowance of $318 thousand for potential losses at December 31, 2018 as compared to $12.6 million in impaired loans with an estimated allowance of $1.2 million at the end of 2017. A provision for loan losses of $252 thousand was recorded in 2018, down from $450 thousand in 2017. Net loans charged off in 2018 were $1.1 million, or 0.21% of average loans, compared to $326 thousand, or 0.07% of average loans, in 2017. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income, increased $1.4 million, or 6.26% from 2018 to 2017. The increase in net interest income is due primarily to the $2.2 million increase in interest income on loans during 2018, due to increased loan volume during 2018. While we have been successful, over the past year in our strategy to grow the loan portfolio, and reduce reliance on residential mortgage loans by increasing the level of commercial and commercial real estate credits, such growth may not continue at the pace seen in 2018. With new commercial lenders added during the past two years, and the opening of the Kingsport, Tennessee loan production office and expanding our presence in Princeton, West Virginia, we believe, going forward, new increased volume will outpace the monthly loan paydowns and maturities. Investment interest income increased by $63 thousand, or 4.21%, in 2018 compared to 2017.

The increase in interest income was partially offset by a $1.1 million increase in interest expense including a $687 thousand increase in interest expense on time deposits, due to several deposit acquisition efforts during 2018, competitive pressure and a general rise in interest rates. With the opening, in the second quarter, of our second branch office in Princeton, West Virginia, we offered a promotional CD within that market. In December we offered another promotional certificate of deposit across our entire market area, in celebration of our 20th anniversary. Both of these efforts while mitigating the general decline in time deposits, also contributed to the overall increase in the cost of funds. Aside from the promotional time deposit products offered during the year, we also had occasion to match rates offered by competing financial institutions for various existing customers. Also during the year we modified one of our tiered money market account products to offer a more competitive rate of interest to attract and retain commercial and higher net worth customers. Lastly, the general rise in interest rates impacted interest paid on borrowed funds, specifically interest on trust preferred securities which increased $180 thousand or 30.45% year-over-year.

While the growth in earning assets, principally loans, was the primary driver in the increase in net interest income for 2018, increases in the general interest rate environment resulted from four increases in the federal funds rate during the year. As a result, the prime interest rate rose to 5.5% by year-end 2018 an increase of 100 bps. This followed the 75 bps increase in the federal funds rate during 2017. While the increase in the general rate environment resulted in higher returns on new and variable rate earning assets, it also fostered an increase in rates paid on interest bearing liabilities as the general increase in interest rates coupled with increasing competition for deposits. So while our return on earning assets increased 14bps to 4.63% during 2018, our cost of interest bearing liabilities rose 21bps to .94%. Recent indications are that there may be no increases to the federal funds rate during 2019.

One other item that may impact our future interest rate structure is the pending end of the use of LIBOR as a benchmark interest rate in 2021. We use LIBOR in pricing some of our interest earning assets and liabilities, including our trust preferred securities. At this time it appears that LIBOR will be replaced by the Secured Overnight Financing Rate (SOFR) which is a transparent measure of the cost of borrowing cash overnight collateralized by Treasury securities. Regardless of whether SOFR or some other benchmark rate replaces LIBOR we do not anticipate that the change will have a material impact on our ability to negotiate and price earning assets and liabilities.

Nonaccrual loans were $6.4 million at December 31, 2018 compared to $7.6 million at December 31, 2017. This represents a decrease of $1.2 million, or 15.80%. In 2018, four nonperforming or underperforming loans totaling 1.9 million were sold after determining that it was more cost effective to dispose of the accounts rather than continue to pursue collection efforts. Charge-offs of $365 thousand were recorded against the allowance for loan losses. In 2017, 65 nonperforming loans totaling $3.9 million were sold to reduce the high level of nonaccrual loans with proceeds of $3.6 million received. Charge offs of $256 thousand associated with the sold nonperforming loans were realized and fully absorbed by the allowance for loan losses during 2017. Although nonaccrual loans decreased during 2018, the continued high volume of nonaccrual loans negatively affects interest income as these loans are nonearning assets. Interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on nonaccrual status. If the impaired loan is not on nonaccrual status, the interest income on the loan is computed using the effective interest method. When doubt about the collectability of a loan exists, it is the Bank’s policy to stop accruing interest on that loan under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when conditions indicate that payment of principal and interest can no longer be expected, or (c) when any such loan becomes delinquent for 90 days and is not both well secured and in the process of collection. All interest accrued but not collected on loans that are placed on nonaccrual or charged off are reversed against interest income in the current period except in the case of a nonaccrual loan that is well secured and in the process of collection, in which case, the interest accrued but not collected is not reversed. The interest on these loans is accounted for on the cash basis or cost-recovery method until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six consecutive timely payments are made, and prospects for future contractual payments are reasonably assured.

Our net interest margin remained unchanged at 3.94% for the year ended December 31, 2018 compared to the same period in 2017. Unless we are able to continue to increase the volume of our interest-earning assets going forward, while controlling our cost of funds, we may experience compression on the net interest margin as new and renewed loans are often being repriced at lower interest rates while we anticipate an increase on interest rates paid on deposits, particularly time deposits as rates paid and competition for deposits both increased during 2018. The effect of higher rates and competition are expected to continue in 2019. Regardless of any increases in the general interest rate environment going forward, increases effected in 2018 will have a carryover effect on the cost of renewing time deposits and any future borrowed funds.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis
Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)
	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1), (2), (3)	$526,007	$26,376	5.01%	$488,425	$24,163	4.95%	$457,266	$22,644	4.95%
Federal funds sold	160	4	2.50%	75	1	1.33%	14	-	0.00%
Interest bearing deposits	19,644	379	1.93%	15,735	192	1.22%	12,835	84	0.65%
Other investments (3)	68,706	1,714	2.49%	75,069	1,637	2.18%	84,080	1,618	1.92%
Total Earning Assets	614,517	28,473	4.63%	579,304	25,993	4.49%	554,195	24,346	4.39%
Less: Allowance for loans losses	(5,551)			(6,136)			(6,849)
Non-earning assets	66,648			79,107			83,030
Total Assets	$675,614			$652,275			$630,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$37,896	$55	0.15%	$35,235	$48	0.14%	$39,834	$50	0.13%
Savings and money market	131,292	368	0.28%	124,826	187	0.15%	115,213	166	0.14%
Time deposits	257,262	2,921	1.14%	255,986	2,234	0.87%	250,296	1,742	0.70%
Other Borrowings	9,610	148	1.54%	9,830	151	1.54%	8,508	154	1.81%
Trust Preferred Securities	16,496	773	4.69%	16,496	593	3.59%	16,496	508	3.08%
Total interest bearing liabilities	452,556	4,265	0.94%	442,373	3,213	0.73%	430,347	2,620	0.61%
Non-interest bearing deposits	164,923			154,356			149,350
Other liabilities	7,906			6,468			2,849
Total Liabilities	625,385			603,197			582,546
Stockholders’ Equity	50,229			49,078			47,830
Total Liabilities and Stockholders’ Equity	$675,614			$652,275			$630,376
Net Interest Income		$24,208			$22,780			$21,726
Net Interest Margin			3.94%			3.94%			3.92%
Net Interest Spread			3.69%			3.76%			3.78%

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

Volume and Rate Analysis
(Dollars in thousands)
2018 Compared to 2017	2017 Compared to 2016
Increase (Decrease)	Increase (Decrease)

	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$1,859	$354	$2,213	$1,543	$(24)	$1,519
Federal funds sold	1	2	3		1	1
Interest bearing deposits	48	139	187	19	89	108
Other investments	(139)	216	77	(173)	192	19
Total Earning Assets	1,769	711	2,480	1,389	258	1,647

Interest Bearing Liabilities:
Demand	4	3	7	(6)	4	(2)
Savings and money market	10	171	181	14	7	21
Time deposits	11	676	687	40	452	492
Other borrowings	(3)	-	(3)	24	(27)	(3)
Trust Preferred Securities	-	180	180	-	85	85
Total Interest Bearing Liabilities	21	1,031	1,052	72	521	593
Change in Net Interest Income	$1,748	$(320)	$1,428	$1,317	$(263)	$1,054

Loans

Our primary source of income comes from interest earned on loans. Total loans increased $34.1 million in 2018, or 6.64%, to $547.1 million at December 31, 2018 as compared to $513.0 million at December 31, 2017. Loans rated substandard decreased $4.6 million, or 38.79%, to $7.3 million at December 31, 2018 from $11.9 million at December 31, 2017. The main driver in this increase in total loans is our strategy to grow and diversify the loan portfolio.

Loans receivable outstanding are summarized as follows:

	Loan Portfolio December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial, financial and agricultural	$83,135	$68,506	$55,073	$47,490	$50,273
Real estate – construction	35,119	29,763	25,755	14,672	15,439
Real estate – commercial	140,862	127,688	103,331	98,569	108,062
Real estate – residential	263,442	264,640	262,282	255,870	257,947
Installment loans to individuals	24,538	22,411	22,188	24,568	25,828
Total	$547,096	$513,008	$468,629	$441,169	$457,549

Our loan maturities as of December 31, 2018 are shown in the following table:

Maturities of Loans

(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$23,241	$37,002	$22,892	$83,135
Real estate – construction	3,129	12,530	19,460	35,119
Real estate – commercial	9,047	59,622	72,193	140,862
Real estate – residential	14,843	43,179	205,420	263,442
Installment loans to individuals	5,704	17,177	1,657	24,539
Total	$55,964	$169,510	$321,622	$547,096

Loans with fixed rates	$52,813	$157,011	$154,326	$364,150
Loans with variable rates	3,151	12,499	16,7296	18,2946
Total	$55,964	$169,510	$321,622	$547,096

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

The allowance for loan losses decreased to $5.3 million at December 31, 2018 as compared to $6.2 million at December 31, 2017. The allowance for loan losses at the end of 2018 was approximately 0.98% of total loans as compared to 1.21% at the end of 2017. Provisions for loan losses of $252 thousand were recorded during 2018 and $450 thousand in 2017. Loans charged off, net of recoveries, were $1.1 million, or 0.21% of average loans, for the year ended December 31, 2018, compared to $326 thousand, or 0.07% of average loans, in 2017. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Loans in non-accrual status present higher risks of default. We have experienced a decrease in nonaccrual loans in 2018. At December 31, 2018, there were 100 loans in non-accrual status totaling $6.4 million, or 1.16% of total loans. At December 31, 2017, there were 97 loans in non-accrual status totaling $7.6 million, or 1.47% of total loans. The amounts of interest that would have been recognized on these loans were $500 thousand and $591 thousand in the years 2018 and 2017, respectively. In 2017, 65 nonperforming loans totaling $3.9 million were sold to further reduce the high level of nonaccrual loans with proceeds of $3.6 million received. Charge offs of $256 thousand associated with the sold nonperforming loans were realized and fully absorbed by the allowance for loan losses during 2017. There were no loans past due 90 days or greater and still accruing interest at December 31, 2018 and 2017, respectively. We do not have any commitments to lend additional funds to non-performing debtors.

A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize loss exposures in case of default. However, during the last economic downturn, the real estate values in the Bank’s market materially declined which negatively impacted the Bank. Since that economic downturn, real estate values have somewhat stabilized. While we consider our market area to be somewhat diverse, certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible due to the volatile nature of the coal mining and natural gas industries. While the coal industry has been impacted by the increase in natural gas supplies from “fracking”, recent changes in the regulatory environment have aided the coal industry. We do not foresee a major impact upon the Bank unless an additional severe economic downturn occurs which we believe is not highly likely. However, should the regulatory environment change to revert back to prior standards the coal industry in our market area could be adversely impacted. We are monitoring these industries. We consider these factors to be the primary higher risk characteristics of the loan portfolio.

Commercial and commercial real estate loans are initially risk rated by the originating loan officer. If deterioration in the financial condition of the borrower and/or his or her capacity to repay the debt occurs, the loan may be downgraded by the loan officer. Guidance for the risk rate grading is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are Pass, Special Mention, Substandard, Doubtful and Loss.

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

All loans classified as substandard, doubtful or loss are individually reviewed for impairment in accordance with ASC 310-10-35. In evaluating impairment, a current appraisal is generally used to determine if the collateral is sufficient. Appraisals are typically less than a year old and have to be independently reviewed to be relied upon. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable.  If this review determines that the appraisal is not reasonable, then a new appraisal is ordered. Impaired loans decreased to $8.0 million with $1.3 million requiring a valuation allowance of $318 thousand at December 31, 2018 as compared to $12.6 million with $3.8 million requiring a valuation allowance of $1.2 million at December 31, 2017. Management is aggressively working to reduce the impaired credits at minimal loss.

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

Following is a summary of non-accrual, past due loans greater than 90 days still accruing interest, and restructured loans:

Non-Accrual, Past Due, and Restructured Loans

(Dollars in thousands)

		December 31,
	2018	2017	2016	2015	2014
Non-accruing loans
Commercial, financial and agricultural	$1,719	$1,868	$1,086	$1,244	$6,554
Real estate – construction	157	470	319	436	332
Real estate – commercial	784	2,035	3,403	4,358	6,222
Real estate – residential	3,702	3,143	8,521	8,768	8,707
Installment loans to individuals	7	48	76	41	46
Total Non-accruing loans	6,369	7,564	13,405	14,847	21,861
Loans past due 90 days or more and still accruing	-	-	-	-	-
Troubled debt restructurings (accruing)	4,909	4,932	7,310	7,198	4,249
Total	$11,278	$12,496	$20,715	$22,045	$26,110
Percent of total loans	2.06%	2.44%	4.42%	5.00%	5.71%

The above table includes $522 thousand and $1.9 million in nonaccrual loans as of December 31, 2018 and 2017, respectively, which have been classified as troubled debt restructurings. No troubled debt restructurings were past due 90 days or more and still accruing as of December 31, 2018 and 2017. There were $5.4 million in loans classified as troubled debt restructurings as of December 31, 2018, as compared to $6.9 million in loans classified as troubled debt restructurings as of December 31, 2017.

In addition to impaired loans, the remaining loan portfolio is evaluated based on net charge-off history, economic conditions, and internal processes. To calculate the net charge-off history factor, we perform a 12-quarter look-back and use the average net charge offs as a percentage of the loan balances. To calculate the economic conditions factor, we use current economic data which includes national and local regional unemployment information, local housing price changes, gross domestic product growth, and interest rates. Lastly, we also evaluate our internal processes of underwriting and consider the inherent risks present in the portfolio due to past and present lending practices. As economic conditions, performance of our loans, and internal processes change, it is possible that future increases or decreases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

		For the Years Ended December 31,
Activity	2018	2017	2016	2015	2014
Beginning Balance	$6,196	$6,072	$7,493	$9,922	$13,080
Provision charged to expense	252	450	(500)	(2,200)	-
Advances made on loans with off balance sheet provision	-	-	-	-	-
Loan Losses:
Commercial, financial and agricultural	(675)	(64)	(67)	(182)	(894)
Real estate – construction	(96)	(1)	(5)	(226)	(292)
Real estate – commercial	(334)	(179)	(557)	(724)	(2,190)
Real estate – residential	(290)	(714)	(738)	(1,127)	(1,104)
Installment loans to individuals	(75)	(147)	(83)	(101)	(79)
Total loan losses	(1,470)	(1,105)	(1,450)	(2,360)	(4,559)
Recoveries:
Commercial, financial and agricultural	157	519	172	1,629	550
Real estate – construction	11	-	26	215	236
Real estate – commercial	73	193	220	147	427
Real estate – residential	73	48	87	99	148
Installment loans to individuals	44	19	24	41	40
Total recoveries	358	779	529	2,131	1,401
Net charge offs	(1,112)	(326)	(921)	(229)	(3,158)
Balance at End of Period	$5,336	$6,196	$6,072	$7,493	$9,922
Net charge offs as a % of average loans	0.21%	0.07%	0.20%	0.05%	0.67%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 26% of the allowance to commercial real estate loans, which constituted 25.75% of our loan portfolio at December 31, 2018. This allocation decreased when compared to the 32% in 2017 due to the $13.2 million increase in commercial real estate loans during the year. We have allocated 47% of the allowance to residential real estate loans, which constituted 48.15% of our loan portfolio at December 31, 2018. This allocation increased by $20 thousand compared to December 31, 2017.

Both residential and commercial real estate loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 4% of the allowance to real estate construction loans, which constituted 6.42% of our loan portfolio at December 31, 2018. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Values may not always be easily ascertainable as evidenced by the current market conditions. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities.

We have allocated 15% of the allowance to commercial loans, which constituted 15.20% of our loan portfolio at December 31, 2018. Our allocation increased as a percentage of the allowance for loan losses due to the $14.6 million increase in commercial loans during 2018.

We have allocated 3% of the allowance to consumer installment loans, which constituted 4.49% of our loan portfolio at December 31, 2018, which was comparable to the 2% allocation we had in 2017.

The following table shows the balance and percentage of our allowance for loan losses (or “ALLL”) allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2014 through December 31, 2018

(Dollars in thousands)

	December 31, 2018			December 31, 2017			December 31, 2016
	Amount	% of ALLL	%of Loans	Amount	% of ALLL	%of Loans	Amount	% of ALLL	% of Loans
Commercial	$775	15%	15.20%	$1,098	18%	13.35%	$622	10%	11.75%
R/E–const.	202	4%	6.42%	191	3%	5.80%	346	6%	5.50%
R/E–comm.	1,386	26%	25.75%	1,989	32%	24.89%	1,625	27%	22.05%
R/E-resid.	2,526	47%	48.15%	2,506	41%	51.59%	2,617	43%	55.97%
Installment	172	3%	4.49%	156	2%	4.37%	123	2%	4.73%
Unallocated	275	5%		256	4%		739	12%
Total	$5,336	100%	100.00%	$6,196	100%	100.00%	$6,072	100%	100.00%

	December 31, 2015			December 31, 2014
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$1,066	14%	10.76%	$1,496	15%	10.99%
R/E-const.	332	4%	3.33%	199	2%	3.37%
R/E-comm.	2,384	36%	22.34%	4,418	45%	23.62%
R/E-resid.	2,669	32%	58.00%	2,726	27%	56.37%
Installment	128	2%	5.57%	171	2%	5.65%
Unallocated	914	12%		912	9%
Total	$7,493	100%	100.00%	$9,922	100%	100.00%

Other Real Estate Owned

Other real estate owned (“OREO”) decreased $922 thousand or 13.44%, to $5.9 million at December 31, 2018 from $6.9 million at December 31, 2017. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. Our aim is to reduce the level of OREO in order to reduce the level of nonperforming assets at the Bank, while keeping in mind the impact to earnings and capital. In both 2018 and 2017, pricing adjustments were made to make certain properties more marketable, which, in some cases, reduced the price below the fair value of the property (which is based on an appraisal less estimated disposition costs) or were the result of auctions on several of our older properties. During 2018, we recorded OREO writedowns of $543 thousand as compared to $758 thousand in 2017. Of the $758 thousand in OREO writedowns during 2017, $116 thousand of the writedowns were due to auctions we held on some of our OREO properties.

During 2018 we added $1.7 million in OREO properties as a result of settlement of foreclosed loans, offset by sales of $1.4 million with net losses totaling $135 thousand. During 2017, we added $3.1 million in OREO properties as a result of settlement of foreclosed loans, which was offset by sales of $6.2 million with net losses totaling $64 thousand. As previously discussed we continue to take an aggressive approach toward liquidating properties to reduce our level of foreclosed properties by making pricing adjustments and holding auctions on some of our older properties. We expect to continue these efforts in 2019, which could result in additional losses, while reducing future carrying costs.

Although the properties remain for sale and are actively marketed, we do have lease agreements on certain other real estate owned properties which are generating rental income at market rates. Rental income on OREO properties was $205 thousand in 2018, a decrease of $27 thousand, or 11.61%, when compared to the $232 thousand recognized in 2017.

Investment Securities

Total investment securities decreased $11.7 million, or 16.43%, to $59.4 million at December 31, 2018 from $71.1 million at December 31, 2017. All securities are classified as available-for-sale for liquidity purposes. No securities were sold during 2018. However, paydowns on mortgage backed securities totaled $11.2 million. In 2017 we sold $3.2 million in investment securities resulting in no net realized gains. These sales were executed to provide liquidity to fund our loan growth during 2017 and to take advantage of gains in the investment portfolio as deemed appropriate. Investment securities with a carrying value of $8.0 million and $11.0 million at December 31, 2018 and 2017, were pledged to secure public deposits and for other purposes required by law.

Our strategy is to invest excess funds in investment securities to increase interest income while providing for liquidity instead of other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Due to loan demand during 2018, most funds resulting from securities maturities and repayments were used to fund the loan portfolio. We anticipate maintaining or slightly increasing the size of the portfolio during 2019. The portfolio is comprised of, what we believe to be, short to mid-term investments, as mortgage backed securities and collateralized mortgage obligations generally repay at a faster rate than their contractual maturities. The carrying values of investment securities and the different types of investments are shown in the following table:

Investment Securities Portfolio

(Dollars in thousands)

December 31,	2018		2017		2016
Available for Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government Agencies	$19,755	$19,389	$23,986	$23,844	$24,821	$24,632
Taxable municipals	4,428	4,313	4,466	4,397	2,340	2,292
Corporate bonds	5,422	5,320	5,437	5,579	3,600	3,749
Mortgage backed securities	31,366	30,385	37,950	37,268	39,941	39,338
Total Securities AFS	$60,971	$59,407	$71,839	$71,088	$70,702	$70,011

The fair value of our investment portfolio is substantially affected by changes in interest rates, which could result in realized losses if we have to sell the securities and recognize the loss in a rising interest rate environment due to Federal Reserve actions, U.S. fiscal policies or other factors affecting market interest rates. At December 31, 2018 we had an unrealized loss in our investment portfolio totaling $751 thousand as compared to a $691 thousand unrealized loss at December 31, 2017. The $60 thousand decrease in fair value is mainly due to changes in interest rates during 2018. We have reviewed our investment portfolio and no investment security is deemed to have an other than temporary impairment. We monitor our portfolio regularly and use it to maintain liquidity, manage interest rate risk and enhance earnings.

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2018 are shown by contractual maturity and do not reflect principal paydowns for amortizing securities in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturities of Securities
			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$15	$16	0.79%
Due after one year through five years	5,090	5,015	2.53%
Due after five years through ten years	13,638	13,318	3.35%
Due after ten years	42,228	41,058	2.50%
Total	$60,971	$59,407	2.69%

Bank Owned Life Insurance

At both December 31, 2018 and 2017, we had an aggregate total cash surrender value of $4.5 million on life insurance policies covering current and former key officers. In December 2017 several policies were surrendered, due to their lagging financial performance. In 2017, this transaction resulted in net proceeds of $7.6 million after the effect of a tax penalty of $318 thousand.

Total income for the policies during 2018 and 2017 was $57 thousand and $115 thousand, respectively.

Deposits

Total deposits were $596.0 million at December 31, 2018, an increase of $13.4 million, or 2.31%, from $582.5 million at December 31, 2017. Most of the increase has been in non-interest bearing deposits which are our least cost deposit funding source. During 2018, we experienced an increase in non-interest bearing deposits of $9.7 million, while all types of interest bearing deposits increased $3.8 million. Due to competitive pressures, the recent rise in interest rates, and our need for funding, we expect to see an uptick on the interest we pay on deposits in 2019.

Core deposits, which are mainly transaction accounts, commercial relationships and savings products, increased as noninterest bearing deposits grew 6.25%, or $9.7 million, from $154.6 million at December 31, 2017 to $164.3 million at December 31, 2018. Interest-bearing demand deposit accounts remained essentially unchanged at $34.6 million. Savings and money market deposits increased $13.3 million, or 11.02%, to $134.3 million at December 31, 2018 as compared to $121.0 million at December 31, 2017. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Time deposits of $100,000 or more equaled approximately 19.32% of deposits at the end of 2018 and 21.16% of deposits at the end of 2017.

We have brokered deposits totaling $2.8 million that mature in 2019. These deposits were used to fund a particular 10 year balloon mortgage product and are not expected to be renewed at maturity. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis table in the “Net Interest Income and Net Interest Margin” section above. Total Certificate of Deposit Registry Service (“CDARS”) time deposits were $10.7 million and $21.2 million in 2018 and 2017, respectively.

Maturities of time deposits of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More
(Dollars in thousands)
December 31, 2018
Three months or less	$17,104
Over three months through six months	28,270
Over six months through twelve months	13,240
Over one year	56,528
Total	$115,142

Noninterest Income

For 2018, noninterest income decreased to $7.6 million from $9.8 million for the same period in 2017, a decrease of $2.2 million, or 22.66%. This decrease was primarily due to the $2.6 million non-recurring gain recognized on the sale and leaseback transactions completed during 2017. Services charges decreased $72 thousand during 2018, primarily due to changes in recording and waiving fees in our nonsufficient funds / overdraft fee income related to the optional overdraft protection services we offer. For 2018 we segregated card processing and interchange fees which had previously been included in service charge income. For 2018 card processing and interchange revenue totaled $2.8 million and increase of $220 thousand or 8.50% from 2017.The ratio of noninterest income as a percentage of average assets decreased to 1.13% in 2018 as compared to 1.51% in 2017. The decrease is attributed to the impact of the sale leaseback transaction during 2017. Although the year-to-date percentage decreased from 2017 to 2018, other non-interest income revenues increased in 2018 on potentially recurring business lines. Financial services fees for 2018 were $603 thousand, an increase of $391 thousand, or 184.43%, from the $212 thousand realized in 2017. Title insurance company revenue increased $30 thousand from $21 thousand to $51 thousand. The addition of new registered representatives and an increased focus on delivering these services attributed to the increased year-over-year revenue. In addition, a greater focus on secondary market mortgage origination is expected to generate additional revenues in the future.

Noninterest Expense

Noninterest expenses increased $1.6 million, or 5.41%, to $30.5 million in 2018. Salaries and employee benefits increased from $13.5 million in 2017 to $14.2 million in 2018, an increase of $688 thousand, or 5.09%, despite not recording a profit sharing accrual of approximately $250,000, as was recognized in 2017. This increase was primarily due to several factors, including annual pay increases and strategic hires made throughout the year, along with the impact of the increased cost of health insurance, and the opening of the Princeton West Virginia office. Group insurance costs increased $221 thousand or 61.15%. Approximately $200,000 of this increase related to costs related to adjusting the accrued expense to allow us to exit our current health insurance plan. For 2019, while we continue to self-insure our principal health care benefits, we have retained a new plan administrator who will assist us in monitoring claims and work with our employees in obtaining the best outcomes. While this change may not result in immediate reductions, we believe that over the next few years, this change will aid in improving employee care and moderating costs. Total full time equivalent employees have decreased to 250 at December 31, 2018 from 255 at December 31, 2017, a decrease of 5, or 1.96%. During 2018, we continued reorganizing our processes to help us achieve greater efficiencies. We also made a large investment in training our employees. We anticipate the number of full time equivalent employees to decrease through attrition in the future as a result of these improved processes and training.

Occupancy and equipment expenses increased $408 thousand to $5.2 million during 2018. We incurred lease expense of $450 thousand during 2018 as a result of the sale lease back transactions as compared to $263 thousand in 2017. The increase in lease expense was partially offset by depreciation savings on these properties of $46 thousand. During the year we wrote down obsolete or disposed equipment and software of $56 thousand along with additional depreciation of $68 thousand on ITMs as we adjusted the remaining useful lives. The increase in ITM depreciation will continue for the foreseeable future. Equipment maintenance costs increased $45 thousand due to the additions of the Oakvale branch office and the Kingsport LPO, coupled with the routine increases of such expenses. The new sites accounted for $26 thousand of the overall increase. Our reliance on ITMs, cash recyclers and coin counters to improve the customer experience and create operational efficiencies carries with it the costs related to recurring maintenance and repairs. We believe that the ITMs provide additional convenience by offering teller services from 7 AM to 7 PM Monday through Saturday. We anticipate the addition of the ITMs will create efficiencies going forward as usage continues to increase. In addition, we have been transitioning our bank branches to the universal banker model. This model utilizes staff in multiple job functions versus staffing specialized in one area. To help accommodate this model, investments in video conferencing, cash recyclers, and other technological tools have been implemented. Although costs have increased, as we continue to grow, these costs should remain relatively constant and staffing costs in this area should decline in the future.

Expenses related to other real estate owned and repossessed assets showed a decline of $418 thousand, or 29.00%, from $1.4 million in 2017 to $1.0 million in 2018. Foreclosed properties decreased in 2018 to $5.9 million at December 31, 2018 from $6.9 million at December 31, 2017. During 2018 we recorded net OREO writedowns of $545 thousand compared to $758 thousand in 2017. These writedowns were primarily the result of price reductions that helped us in securing sales that reduced our other real estate owned by $922 thousand during the year. During 2018, we had net losses on the sale of OREO of $135 thousand compared to $64 thousand in 2017. Based on the reduced level of other real estate owned, we expect that costs related to holding and disposing of these properties will decrease in 2019 and future periods.

Other operating expenses increased $227 thousand or 2.78% to $8.4 million for 2018 from $8.2 million in 2017. Printing and supplies increased year-over-year by $160 thousand due to a writedown of obsolete or misapplied inventory items totaling $168 thousand. Other expenses increased $498 thousand due to a write-off of advanced escrow and other costs determined to be unrecoverable totaling $220 thousand, and an adjustment to prepaid excise and franchise taxes of $244 thousand. Neither the supplies, advanced escrow nor tax adjustments are expected to be repeated going forward. Had these transactions not occurred, other operating expenses for 2018 would have decreased $405 thousand from 2017, due a decrease in legal and professional fees and the reduction in OREO expenses previously discussed.

Our efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 95.85% in 2018 as compared to 88.69% in 2017. The increase in this ratio largely relates to the nonrecurring other operating expense items incurred during 2018, discussed above, along with the loss of the impact of the gain on the sale leaseback transaction from 2017 in 2018. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity. For 2019 we have initiated a review of existing and renewing contractual relationships to determine if we are maximizing these products and services.

Income Taxes and Deferred Tax Assets

Income taxes were $149 thousand in 2018, compared to $144 thousand in 2017. The effective tax rates were 14.0%, and 4.4% for 2018 and 2017, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% for 2018 and 34.0% for 2017 principally as a result of tax-exempt income from loans as well as earnings from bank owned life insurance. The lower effective tax rate in 2017 when compared to 2018 is the result the reversal of a previously recorded valuation allowance of $5.3 million against the deferred tax asset due to improved earnings which more than offset a $318 thousand penalty related to the surrender of several bank owned life insurance policies and $4.0 million of additional income tax expense recorded in 2017 related to the reduction in the carrying value of the net deferred tax asset due to the lowering of the federal corporate tax rate to 21%. For 2017 after excluding the impact of the reversal of the valuation allowance, the remeasurement of deferred tax items and the insurance surrender penalty, the effective tax would have been 33.9%.

Deferred tax assets represent the future tax benefit of future deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. The Company has evaluated positive and negative evidence to assess the realizability of its deferred taxes. Based on the evidence, including taxable income projections, the Company believes it is more likely than not that its deferred tax assets will be realizable. As a result the Company reversed the valuation allowance of $5.3 million during 2017. Accordingly, the Company did not include a valuation allowance against its deferred tax assets as of December 31, 2018 and 2017.

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

As of December 31, 2018, the Company had Federal and state net operating loss carryforward amounts of approximately $17.2 million and $1.2 million, respectively. These amounts are not limited pursuant to IRC Section 382. The Company is subject to examination in the United States and multiple state jurisdictions. Open tax years for examination are 2015 – 2018.

Capital Resources

Our total capital at the end of 2018 was $51.3 million compared to $51.0 million in 2017. The increase was $277 thousand, or 0.54%. Book value per common share was $2.14 at December 31, 2018 compared to $2.13 at December 31, 2017.

The Company meets the eligibility criteria for a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and does not report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital levels are characterized as "well-capitalized" under the Basel III Capital Rules. The capital adequacy ratios for the Bank are set forth below:

Capital Adequacy Ratios

		December 31,
	Well-Capitalized
	Regulatory
	Threshold	2018	2017
Tier 1 leverage	5.00%	9.59%	9.56%
Common equity tier 1	6.50%	13.30%	14.05%
Tier 1 risk-based capital	8.00%	13.30%	14.05%
Total risk-based capital	10.00%	14.39%	15.30%

The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Bank is now subject to a Common Equity Tier 1 ratio set out above.

Under Basel III Capital requirements, beginning January 1, 2016, a capital conservation buffer of 0.625% became effective. The capital conservation buffer is 1.25% as of December 31, 2018 and the Bank met that requirement with a buffer of 6.39%. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. As noted above, if the Bank qualifies and elects to comply with the new Community Bank Leverage Ratio the above capital measurements would no longer apply to us.

Total assets increased in 2018 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our earnings will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold and unpledged available-for-sale investments. Collectively, those balances were $79.5 million at December 31, 2018, down from $92.8 million at December 31, 2017. A surplus of short-term assets are maintained at levels management deems adequate to meet potential liquidity needs during 2018.

At December 31, 2018, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $51.4 million, which is net of the $8.0 million of securities pledged as collateral. This will serve as a source of liquidity while yielding a higher return when compared to other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Total investment securities decreased $11.7 million, or 16.43%, to $59.4 million at December 31, 2018 from $71.1 million at December 31, 2017.

A $60 thousand decrease in fair market value resulted in a net unrealized loss of $751 thousand at December 31, 2018 compared to the net unrealized loss at December 31, 2017, which was $691 thousand. This unrealized loss of $751 thousand could negatively impact earnings if the investment portfolio had to be quickly liquidated.

Our loan to deposit ratio was 91.80% at December 31, 2018 and 88.06% at year-end 2017.

Available third party sources of liquidity remain intact at December 31, 2018 which includes the following: our line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $139.6 million, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We have $20.0 million in unsecured federal funds lines of credit from three correspondent banks as of December 31, 2018, which gives us an additional source of liquidity.

We have used our line of credit with FHLB to issue letters of credit totaling $17.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on the letters of credit have been issued. The letters of credit are considered draws on our Federal Home Loan Bank line of credit. An additional $115.6 million was available on December 31, 2018 on the $139.6 million line of credit, which is secured by a blanket lien on our residential real estate loans.

We have access to the brokered deposits market. As of December 31, 2018, we had $2.8 million in brokered time deposits at an interest rate of 4.10%. These brokered time deposits mature during the first quarter of 2019 and we do not intend to renew or replace these funds. With the exception of CDARS time deposits, we have no other brokered deposits As of December 31, 2018 we had no CDARS one way buys outstanding compared to $5.0 million at December 31, 2017.

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

During the capital raise in 2012, common stock warrants were issued to investors. The warrants were immediately exercisable through December 2017 at a price of $1.75 per share. During 2016, 375 warrants were exercised, and in 2017, 636,364 warrants were exercised which resulted in additional liquidity to the Company of $1.1 million. The remaining 245,614 of unexercised common stock warrants expired on December 20, 2017. The funds resulting from the exercise of the warrants will be used to pay operating expenses and trust preferred interest payments. The Company is making quarterly interest payments on the trust preferred securities.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2018 and 2017 is as follows:

(Dollars in thousands)	2018	2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$55,144	$38,540
Standby letters of credit	2,798	2,519

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

Interest Sensitivity

At December 31, 2018, we had a negative cumulative gap rate sensitivity ratio of 31.40% for the one year re-pricing period, compared to 35.69% at December 31, 2017. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would likely decrease in periods during which interest rates are increasing. The below table is based on contractual maturities and does not take into consideration prepayment speeds of investment securities and loans nor does it factor decay rates for non-maturity deposits. When considering these prepayment speed and decay rate assumptions, along with our ability to control the repricing of a significant portion of the deposit portfolio, we are in a position to increase interest income in a rising interest rate environment. Management reviews our interest rate risk profile quarterly and believes that the current position presents acceptable risk.

Interest Sensitivity Analysis
December 31, 2018
(Dollars in thousands)
	1- 90 Days	91-365 Days	1-3 Years	4-5 Years	6-15 Years	Over 15 Years	Total
Uses of funds:
Loans	$70,391	$40,843	$94,433	$169,413	$119,192	$52,824	$547,096
Federal funds sold	264	-	-	-	-	-	264
Deposits with banks	15,572	-	-	-	-	-	15,572
Investments	8,258	1,056	4,280	4,601	23,738	17,474	59,407
Bank owned life insurance	4,514	-	-	-	-	-	4,514
Total earning assets	$98,999	41,899	$98,713	$174,014	$142,930	$70,298	$626,853

Sources of funds:
Interest Bearing DDA	$34,875	$-	$-	$-	$-	$-	34,875
Savings & MMDA	134,072	-	-	-	-	-	134,072
Time Deposits	49,528	97,109	76,825	39,287	-	-	262,749
Federal Funds Purchased	3,630	-	-	-	-	-	3,630
Trust preferred securities	16,496	-	-	-	-	-	16,496
Other borrowings	-	2,000	5,000	-	-	-	7,000
Total interest bearing liabilities	$238,601	$99,109	$81,825	$39,287	$-	$-	$458,822
Discrete Gap	$(135,602)	$(57,210)	$16,888	$134,727	$142,930	$70,298	$168,031
Cumulative Gap	$(139,602)	$(196,812)	$(179,924)	$(45,197)	$97,733	$168,031
Cumulative Gap as % of Total Earning Assets	(22.27%)	(31.40%)	(28.70%)	(7.21%)	15.59%	26.81%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Peoples Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2011.

Greenville, South Carolina

March 29, 2019

elliottdavis.com

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

(IN THOUSANDS EXCEPT SHARE DATA)

ASSETS	2018	2017

Cash and due from banks	$12,245	$18,249
Interest-bearing deposits with banks	15,664	14,452
Federal funds sold	264	4
Total Cash and Cash Equivalents	28,173	32,705

Investment securities available-for-sale	59,407	71,088

Loans receivable	547,096	513,008
Allowance for loan losses	(5,336)	(6,196)
Net Loans	541,760	506,812

Bank premises and equipment, net	24,195	26,115
Other real estate owned	5,937	6,859
Accrued interest receivable	1,934	2,036
Deferred taxes, net	5,476	5,499
Right-of-use assets – operating leases	4,942	5,253
Other assets	10,318	10,333
Total Assets	$682,142	$666,700

LIABILITIES

Deposits
Noninterest bearing	$164,298	$154,631
Interest-bearing	431,694	427,913
Total Deposits	595,992	582,544

Borrowed funds	27,126	24,054
Lease liabilities – operating leases	4,942	5,253
Accrued interest payable	587	426
Accrued expenses and other liabilities	2,245	3,450
Total Liabilities	630,892	615,727

Commitments and Contingent Liabilities (Notes 19 and 20)

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized;
23,922,086 and 23,922,086 shares issued and outstanding at
December 31, 2018 and 2017, respectively	47,844	47,844
Additional paid-in capital	14,570	14,570
Retained deficit	(9,928)	(10,847)
Accumulated other comprehensive loss	(1,236)	(594)
Total Stockholders’ Equity	51,250	50,973
Total Liabilities and Stockholders’ Equity	$682,142	$666,700

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

INTEREST AND DIVIDEND INCOME	2018	2017
Loans including fees	$26,375	$24,163
Federal funds sold	4	1
Interest-earning deposits with banks	379	192
Investments	1,559	1,496
Dividends on equity securities (restricted)	155	141
Total Interest and Dividend Income	28,472	25,993

INTEREST EXPENSE
Deposits	3,344	2,469
Borrowed funds	921	744
Total Interest Expense	4,265	3,213

NET INTEREST INCOME	24,207	22,780

PROVISION FOR LOAN LOSSES	252	450

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,955	22,330

NONINTEREST INCOME
Service charges and fees	3,703	3,774
Card Processing and interchange income	2,809	2,590
Gain on sale and leaseback transactions	—	2,619
Insurance and investment fees	603	212
Other noninterest income	492	641
Total Noninterest Income	7,607	9,836

NONINTEREST EXPENSES
Salaries and employee benefits	14,203	13,515
Occupancy and equipment expenses	5,156	4,748
Data processing and telecommunications	2,749	2,506
Other operating expenses	8,386	8,159
Total Noninterest Expenses	30,494	28,928

INCOME BEFORE INCOME TAXES	1,068	3,238

INCOME TAX EXPENSE	149	144

NET INCOME	$919	$3,094

Income Per Share
Basic and Diluted	$0.04	$0.13
Average Weighted Shares of Common Stock
Basic and Diluted	23,922,086	23,472,012

        The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS)

	2018	2017

NET INCOME	$919	$3,094

Other comprehensive loss:
Investment securities activity:
Unrealized losses arising during the year	(813)	(60)
Tax related to unrealized losses	171	20
TOTAL OTHER COMPREHENSIVE LOSS	(642)	(40)
TOTAL COMPREHENSIVE INCOME	$277	$3,054

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUANDS INCLUDING SHARE DATA)

	Shares of Common Stock	Common Stock	Common Stock Warrants	Additional Paid in Capital	Retained Deficit	Accumu-lated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2016	23,354	46,709	764	13,965	(14,065)	(456)	46,917

Net income	—	—	—	—	3,094	—	3,094

Exercise of common stock warrants	637	1,272	(551)	392	—	—	1,113

Expiration of common stock warrants	—	—	(213)	213	—	—	—

Retirement of common stock	(69)	(137)	—	—	26	—	(111)

Other comprehensive loss, net of tax	—	—	—	—	—	(40)	(40)

Reclassification of accumulated other comprehensive loss due to tax rate change	—	—	—	—	98	(98)	—

Balance, December 31, 2017	23,922	$47,844	$—	$14,570	$(10,847)	$(594)	$50,973

Net income	—	—	—	—	919	—	919

Other comprehensive loss, net of tax	—	—	—	—	—	(642)	(642)

Balance, December 31, 2018	23,922	$47,844	$—	$14,570	$(9,928)	$(1,236)	$51,250

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(IN THOUSANDS)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$919	$3,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,626	2,547
Provision for loan losses	252	450
Income on bank owned life insurance	(57)	(115)
Gain on sale and leaseback transactions	—	(2,619)
(Gain) loss on sale of premises and equipment	46	(5)
Loss on sale of foreclosed real estate	135	64
Adjustment of carrying value of foreclosed real estate	542	758
Amortization/accretion of bond premiums/discounts	644	785
Deferred tax expense (benefit)	195	(193)
Net change in:
Interest receivable	102	(188)
Other assets	51	70
Accrued interest payable	161	95
Accrued expenses and other liabilities	(1,215)	991
Net Cash Provided by Operating Activities	4,401	5,734

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(37,893)	(45,031)
Proceeds from the sale of loans	1,543	3,651
Purchase of securities available-for-sale	(967)	(19,843)
Proceeds from sale and maturities of securities available-for-sale	11,190	17,921
Net sale of equity securities (restricted)	21	232
Payments for the purchase of premises and equipment	(1,647)	(2,164)
Proceeds from bank owned life insurance	—	7,933
Proceeds from sale and leaseback transactions	—	1,042
Proceeds from sale of premises and equipment	895	9
Proceeds from insurance claims on other real estate owned	—	12
Proceeds from sales of other real estate owned	1,405	4,742
Net Cash Used in Investing Activities	(25,453)	(31,496)

CASH FLOWS FROM FINANCING ACTIVIES
Exercise of common stock warrants	—	1,113
Repayments of long term debt	—	(1,758)
Net change in short term borrowings	3,072	(4,442)
Net change in non-interest bearing deposits	9,667	(2,913)
Net change in interest bearing deposits	3,781	31,019
Net Cash Provided by Financing Activities	16,520	23,019
Net decrease in cash and cash equivalents	(4,532)	(2,743)
Cash and Cash Equivalents, Beginning of the Year	32,705	35,448
Cash and Cash Equivalents, End of the Year	$28,173	$32,705

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$4,104	$3,118
Taxes	$320	$—
Supplemental Disclosure of Non Cash Transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$5,253
Loan made to finance sale of premises and equipment	$—	$4,935
Other real estate acquired in settlement of foreclosed loans	$1,719	$3,087
Loans made to finance sale of foreclosed real estate	$569	$1,477
Transfer of premises and equipment to other real estate	$—	$125
Retirement of common stock	$—	$(111)
Change in unrealized losses on securities available-for-sale	$(813)	$(60)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The consolidated financial statements include the Company, the Bank, NPB Insurance Services, Inc., and NPB Web Services, Inc. (Hereinafter, collectively referred to as “The Company”). All significant intercompany balances and transactions have been eliminated. In accordance with Accounting Standards Codification (“ASC”) 942, Financial Services – Depository and Lending, NPB Capital Trust I and 2 are not included in the consolidated financial statements.

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

Loans – Loans are carried on the balance sheet at unpaid principal balance, net of any unearned interest and the allowance for loan losses. Interest income on loans is computed using the effective interest method, except where serious doubt exists as to the collectability of the loan, in which case accrual of the income is discontinued.

It is the Company’s policy to stop accruing interest on a loan, and classify that loan as non-accrual under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when our best judgment indicates that payment in full of principal and interest can no longer be expected, or (c) when any such loan or obligation becomes delinquent for 90 days unless it is both well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, except in the case of a nonaccrual loan that is well secured and in the process of collection, in which case, the interest accrued but not collected is not reversed. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six consecutive timely payments are made, and prospects for future contractual payments are reasonably assured.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $12.8 million as of December 31, 2018. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

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

Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are recorded as a component of noninterest expense as incurred.

Common Stock Warrants - The Company issued common stock warrants as a result of the completion of its common stock offering in 2012. For additional discussion concerning these transactions including the terms and value of the warrants which expired December 20, 2017, see Note 21, “Capital.”

Income Taxes – Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company has provided a valuation allowance on its net deferred tax assets where it is more likely than not such assets will not be realized. At December 31, 2018, the Company had no valuation allowance on its net deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 10, Income Taxes, for additional information. The Company records any penalties and interest attributed to uncertain tax positions as a component of income tax expenses.

The Company has adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which is considered a change in accounting principle. Because the required adjustment of deferred taxes is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (commonly referred to as “stranded” tax effects) would not reflect the appropriate tax rate. Adoption of this ASU eliminates the “stranded” tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017. The Company reclassified “stranded” tax effects totaling $98 thousand from accumulated other comprehensive income (loss) to retained deficit and these reclassified amounts are reflected in the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Stockholders’ Equity as of December 31, 2017.

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

Revenue from Contracts with Customers - “Revenue from Contracts with Customers”. ASU 2014-9 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance does not apply to revenue associated with financial instruments, including loans and securities. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. The Company has evaluated revenue streams within noninterest income to assess the applicability of this guidance and determined that service charges on deposits, card processing and interchange income and financial service fees are within the scope of this ASU. Because performance obligations are satisfied as services are rendered and the fees are fixed, there is little judgment involved in applying the guidance that significantly affects the determination of the amount and timing of revenue from contracts with customers. Adoption of this standard did not change the timing or pattern of the recognition of revenue for the services covered by this ASU.

Advertising Cost – Advertising costs are expensed in the period incurred.

Reclassification – Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Subsequent Events – The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. See Note 25 “Subsequent Events” for additional information.

NOTE 3 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding common stock warrants and are determined by the Treasury Method. For the years ended December 31, 2018 and 2017, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except	For the years ended
Share and Per Share Data)	December 31,
	2018	2017
Net income	$919	$3,094
Weighted average shares outstanding	23,922,086	23,472,012
Weighted average dilutive shares outstanding	23,992,086	23,472,012
Basic and diluted income per share	$0.04	$0.13

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $15.9 million and $14.5 million at December 31, 2018 and 2017, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank or on deposit with the Federal Reserve Bank. At December 31, 2018 and 2017, all required reserves were met by the Bank’s vault cash.

The Bank has a total of $15.0 million in unsecured, and $5 million in secured fed funds lines of credit facilities from two correspondent banks that were available at December 31, 2018. Of these total commitments, $11.37 million was available at December 31, 2018. At December 31, 2017 the Bank had one unsecured line of credit for $5.0 million and a $5 million secured facility with correspondent banks. A condition for the $5.0 million unsecured fed funds line of credit is that the Bank agreed to maintain a minimum deposit balance with this correspondent bank of $200 thousand. As of December 31, 2018 and 2017, the Bank was in compliance with this requirement.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities (all available-for-sale) are as follows:

Gross	Gross	Approximate
Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
December 31, 2018
U.S. Government Agencies	19,755	$26	$392	$19,389
Taxable municipals	4,428	—	115	4,313
Corporate bonds	5,422	47	149	5,320
Mortgage backed securities	31,366	11	992	30,385
Total Securities AFS	60,971	$84	$1,648	$59,407
December 31, 2017
U.S. Government Agencies	23,986	$79	$221	$23,844
Taxable municipals	4,466	9	78	4,397
Corporate bonds	5,437	168	26	5,579
Mortgage backed securities	37,950	3	685	37,268
Total Securities AFS	71,839	$259	$1,010	$71,088

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018 and December 31, 2017.

Less than 12 Months	12 Months or More	Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U.S. Government Agencies	$5,013	$68	$11,585	$324	$16,599	$392
Taxable municipals	—	—	4,049	115	4,049	115
Corporate bonds	1,713	43	1,423	106	3,136	149
Mtg. backed securities	165	2	29,245	990	29,410	992
Total Securities AFS	$6,891	$113	$46,302	$1,535	$53,194	$1,648
December 31, 2017
U.S. Government Agencies	$7,840	$69	$7,189	$152	$15,029	$221
Taxable municipals	2,403	44	767	34	3,170	78
Corporate bonds	1,507	26	—	—	1,507	26
Mtg. backed securities	14,720	145	21,500	540	36,220	685
Total Securities AFS	$26,470	$284	$29,456	$726	$55,926	$1,010

At December 31, 2018, the available-for-sale portfolio included 137 investments for which the fair market value was less than amortized cost. At December 31, 2017, the available-for-sale portfolio included 127 investments for which the fair market value was less than amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had an other-than-temporary impairment at December 31, 2018 or December 31, 2017.

Investment securities with a carrying value of $8.0 million and $11.0 million at December 31, 2018 and 2017, respectively, were pledged to secure public deposits and for other purposes required by law.

No investment securities were sold during 2018. During 2017, sales of investment securities generated gross proceeds $3.2 million. Gross realized gains and losses pertaining to the sale of investment securities available for sale are detailed as follows:

	For the years ended December 31,
(Dollars are in thousands)	2018	2017
Gross gains realized	$—	$30
Gross losses realized	—	(30)
Net realized gains	$—	$—

The amortized cost and fair value of investment securities at December 31, 2018, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, actual maturities may differ from scheduled maturities on amortizing securities, such as mortgage-back securities and collateralized mortgage obligations, because the underlying collateral on these types of securities may be repaid prior to the scheduled maturity date.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$15	$16	0.79%
Due after one year through five years	5,090	5,015	2.53%
Due after five years through ten years	13,638	13,318	3.35%
Due after ten years	42,228	41,058	2.50%
Total	$60,971	$59,407	2.69%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.5 million and $2.6 million as of December 31, 2018 and 2017, respectively. The stock has no quoted market value and no ready market exists.

NOTE 6 LOANS

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2018	2017
Real estate secured:
Commercial	$140,862	$127,688
Construction and land development	35,119	29,763
Residential 1-4 family	249,946	249,159
Multifamily	13,496	15,481
Farmland	22,114	22,998
Total real estate loans	461,537	445,089
Commercial	55,157	41,345
Agriculture	5,266	3,494
Consumer installment loans	24,538	22,411
All other loans	598	669
Total loans	$547,096	$513,008

Loans receivable on nonaccrual status at December 31, are summarized as follows:

(Dollars are in thousands)	2018	2017
Real estate secured:
Commercial	$784	$2,035
Construction and land development	157	470
Residential 1-4 family	3,626	2,991
Multifamily	76	152
Farmland	1,637	800
Total real estate loans	6,300	6,448
Commercial	61	1,065
Agriculture	1	3
Consumer installment loans	7	48
Total loans receivable on nonaccrual status	$6,369	$7,564

Total interest income not recognized on nonaccrual loans for 2018 and 2017 was $500 thousand and $591 thousand, respectively. In 2018, four nonperforming or under performing loans totaling $1.9 million were sold to further reduce the level of nonaccrual loans with proceeds of $1.5 million received. Charge offs of $365 thousand associated with these accounts were realized and fully absorbed by the allowance for loan losses during 2018. In 2017, 65 nonperforming loans totaling $3.9 million were sold to further reduce the level of nonaccrual loans with proceeds of $3.6 million received. Charge offs of $256 thousand associated with the sold nonperforming loans were realized and fully absorbed by the allowance for loan losses during 2017.

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2018 and December 31, 2017:

As of December 31, 2018 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,556	$95	$1,887	$1,941	$—
Construction and land development	199	1	114	379	—
Residential 1-4 family	3,159	175	2,880	3,168	—
Multifamily	146	6	75	117	—
Farmland	1,551	54	1,693	1,880	—
Commercial	132	1	—	—	—
Agriculture	3	—	—	—	—
Consumer installment loans	2	—	—	—	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,214	16	435	539	40
Construction and land development	—	—	—	—	—
Residential 1-4 family	399	16	431	454	132
Multifamily	—	—	—	—	—
Farmland	361	—	345	358	132
Commercial	256	3	109	109	13
Agriculture	—	—	—	—	—
Consumer installment loans	6	1	7	7	1
All other loans	—	—	—	—	—
Total	$9,984	$368	$7,976	$8,952	$318

As of December 31, 2017 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,910	$122	$2,646	$2,719	$—
Construction and land development	87	6	424	680	—
Residential 1-4 family	3,779	198	3,586	3,885	—
Multifamily	377	20	281	321	—
Farmland	2,283	59	1,264	1,664	—
Commercial	126	12	628	628	—
Agriculture	17	1	12	12	—
Consumer installment loans	12	1	8	8	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,467	102	2,503	2,622	499
Construction and land development	177	—	—	—	—
Residential 1-4 family	591	19	421	437	91
Multifamily	528	—	—	—	—
Farmland	614	22	378	378	243
Commercial	323	26	489	572	413
Agriculture	1	—	—	—	—
Consumer installment loans	2	—	—	—	—
All other loans	—	—	—	—	—
Total	$13,294	$588	$12,640	$13,926	$1,246

An age analysis of past due loans receivable is below. At December 31, 2018 and 2017, there were no loans over 90 days past due that were accruing.

As of December 31, 2018 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$80	$31	$137	$248	$140,614	$140,862
Construction and land development	70	—	27	97	35,022	35,119
Residential 1-4 family	3,468	564	525	4,557	245,389	249,946
Multifamily	—	273	—	273	13,223	13,496
Farmland	316	—	1090	1,406	20,708	22,114
Total real estate loans	3,934	868	1,779	6,581	454,956	461,537
Commercial	68	—	61	129	55,028	55,157
Agriculture	22	—	—	22	5,244	5,266
Consumer installment Loans	74	15	—	89	24,449	24,538
All other loans	—	—	—	—	598	598
Total loans	$4,098	$883	$1,840	$6,821	$540,275	$547,096

As of December 31, 2017 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$190	$2,396	$453	$3,039	$124,649	$127,688
Construction and land development	69	246	42	357	29,406	29,763
Residential 1-4 family	3,789	378	969	5,136	244,023	249,159
Multifamily	125	89	—	214	15,267	15,481
Farmland	309	—	—	309	22,689	22,998
Total real estate loans	4,482	3,109	1,464	9,055	436,034	445,089
Commercial	103	25	603	731	40,614	41,345
Agriculture	38	—	—	38	3,456	3,494
Consumer installment Loans	102	15	28	145	22,266	22,411
All other loans	—	—	—	—	669	669
Total loans	$4,725	$3,149	$2,095	$9,969	$503,039	$513,008

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

Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. There were no loans categorized as doubtful at December 31, 2018 or 2017.

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of December 31, 2018 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$137,146	$2,890	$826	$140,862
Construction and land development	34,231	718	170	35,119
Residential 1-4 family	243,950	1,523	4,473	249,946
Multifamily	13,357	63	76	13,496
Farmland	18,126	2,331	1,657	22,114
Total real estate loans	446,810	7,525	7,202	461,537
Commercial	52,156	2,940	61	55,157
Agriculture	5,255	10	1	5,266
Consumer installment loans	24,493	35	10	24,538
All other loans	598	—	—	598
Total	$529,312	$10,510	7,274	$547,096

As of December 31, 2017 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$120,104	$3,228	$4,356	$127,688
Construction and land development	28,462	816	485	29,763
Residential 1-4 family	243,048	1,810	4,301	249,159
Multifamily	13,695	1,445	341	15,481
Farmland	19,273	2,445	1,280	22,998
Total real estate loans	424,582	9,744	10,763	445,089
Commercial	37,973	2,307	1,065	41,345
Agriculture	3,468	23	3	3,494
Consumer installment loans	22,357	2	52	22,411
All other loans	669	—	—	669
Total	$489,049	$12,076	11,883	$513,008

NOTE 7 ALLOWANCE FOR LOAN LOSSES

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2018 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,989	$(334)	$73	$(342)	$1,389
Construction and land development	191	(96)	11	96	202
Residential 1-4 family	2,400	(290)	73	254	2,437
Multifamily	106	—	—	(17)	89
Farmland	415	(58)	72	(142)	287
Total real estate loans	5,101	(778)	229	(151)	4,401
Commercial	660	(617)	84	321	448
Agriculture	20	—	1	16	37
Consumer installment loans	156	(75)	44	47	172
All other loans	3	—	—	—	3
Unallocated	256	—	—	19	275
Total	$6,196	$(1,470)	$358	$252	$5,336

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2018 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$40	$1,346	$1,386	$2,322	$138,540	$140,862
Construction and land development	-	202	202	114	35,005	35,119
Residential 1-4 family	132	2,205	2,437	3,311	246,635	249,946
Multifamily	-	89	89	75	13,421	13,496
Farmland	132	155	287	2,038	20,076	22,114
Total real estate loans	304	4,097	4,401	7,860	453,677	461,537
Commercial	13	435	448	109	55,048	55,157
Agriculture	-	37	37	-	5,266	5,266
Consumer installment loans	1	171	172	7	24,531	24,538
All other loans	-	3	3	-	598	598
Unallocated	-	275	275	-	-	-
Total	$318	$5,018	5,336	$7,976	$539,120	$547,096

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS

At December 31, 2018 loans classified as troubled debt restructurings totaled $5.4 million compared to $6.9 million at December 31, 2017. The following table presents information related to loans modified as troubled debt restructurings during the years ended December 31, 2018 and 2017.

December 31, 2018	December 31, 2017
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	—	—	—
Commercial	—	—	—	1	443	437
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	—	$—	$—	1	$443	$437

During the year ended 2018, the Company did not modify any loans that were considered to be troubled debt restructurings. During the year ended 2017, the Company modified the terms of one loan for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on this loan; however, the payment terms and maturity date were changed.

No loans modified as troubled debt restructurings defaulted during the year ended December 31, 2018. No loans modified as troubled debt restructurings defaulted during the year ended December 31, 2017. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

When determining the level of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings in its estimate. The Company evaluates all troubled debt restructurings for possible further impairment. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further write down the carrying value of the loan.

NOTE 9 BANK PREMISES AND EQUIPMENT

Depreciation expense for 2018 and 2017 was $2.6 million and 2.5 million, respectively. Bank premises and equipment at December 31, are summarized as follows:

(Dollars are in thousands)	2018	2017
Land	$7,904	$8,130
Buildings and improvements	17,642	22,889
Furniture and equipment	16,418	20,369
	41,964	49,186
Less accumulated depreciation	(17,769)	(22,388)
Bank Premises and Equipment	$24,195	$26,115

NOTE 10 INCOME TAXES

The Tax Cuts and Jobs Act (“TCJA”) was signed into law by the President on December 22, 2017. The TCJA includes the reduction in the corporate tax rate from a top rate of 35% to a flat rate of 21%, changes in business deductions, and many international provisions. The reduction in the corporate tax rate resulted in a $4.0 million adjustment to our deferred tax assets in December 2017.

The source of pre-tax book income is summarized as follows for the years ended December 31:

(Dollars are in thousands)	2018	2017
Pre-tax book income
Domestic	$1,068	$3,238
Total pre-tax book income	$1,068	$3,238

Income tax expense (benefit) is summarized as follows for the years ended December 31:

(Dollars are in thousands)	2018	2017
Current income tax expense (benefit)
Federal	$(45)	$337
State	—	(7)
Total current income tax expense (benefit)	(45)	337

Deferred income tax expense (benefit)
Federal	194	(193)
State	—	—
Total deferred income tax expense	194	(193)
Income tax expense (benefit)	$149	$144

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 21% and 34% for years ending December 31, 2018 and 2017, respectively:

(Dollars are in thousands)	2018	2017

Income tax expense (benefit) at the applicable federal rate	$224	$1,101
Permanent differences resulting from:
Nondeductible expenses	5	15
Tax exempt interest income	(17)	(35)
Bank owned life insurance	(12)	(39)
Remeasurement of deferred taxes under TCJA	—	4,046
Deferred tax valuation allowance change, net	—	(5,317)
Penalty on surrender of bank owned life insurance	—	318
Other adjustments	(51)	55
Income tax expense (benefit)	$149	$144

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands)	2018	2017
Deferred Tax Assets
Allowance for loan losses	$1,121	$1,301
Deferred compensation	90	89
Nonaccrual loan interest	464	504
Other real estate owned	340	264
Repossessed assets	—	—
Amortization of core deposits	40	51
Amortization of goodwill	202	260
Capitalized interest and repair expense	24	25
Net operating loss carryforward	3,730	3,444
AMT carryforward	339	339
Unrealized loss on securities available for sale	328	158
Total Assets, gross	6,678	6,435
Valuation allowance	—	—
Total Assets, net	6,678	6,435
Deferred Tax Liabilities
Accelerated depreciation	878	607
Accrued employee benefits	(6)	38
Prepaid expenses	15	20
Deferred loan costs	315	271
Total Liabilities, gross	1,202	936
Net Deferred Tax Asset	$5,476	$5,499

Deferred tax assets represent the future tax benefit of future deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. The Company has evaluated positive and negative evidence to assess the realizability of its deferred taxes. Based on the evidence, including taxable income projections, the Company believes it is more likely than not that its deferred tax assets will be realizable. As a result, the Company reversed the valuation allowance of $5.3 million that existed as of December 31, 2016 during 2017. Accordingly, the Company has not included a valuation allowance against its deferred tax assets as of December 31, 2017 or as of December 31, 2018.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34 percent to 21 percent, resulting in a $4.0 million increase in income tax expense for the year ended December 31, 2017 and a corresponding $4.0 million decrease in net deferred tax assets as of December 31, 2017.

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

As of December 31, 2018, the Company had Federal and state net operating loss carryforward amounts of approximately $17.2 million and $1.1 million, respectively. These amounts are not limited pursuant to IRC Section 382. The Company is subject to examination in the United States and multiple state jurisdictions. Years prior to 2015 are no longer subject to examination by taxing authorities.

NOTE 11 TIME DEPOSITS

The aggregate amount of time deposits that meet or exceed the FDIC Insurance limit of $250,000 was $31.2 million and $24.7 million at December 31, 2018 and 2017, respectively. We have brokered time deposits totaling $2.8 million at December 31, 2018 and $2.7 million as of December 31, 2017. At December 31, 2018, the scheduled maturities of time deposits are as follows (dollars are in thousands):

2019	$142,575
2020	51,992
2021	24,920
2022	19,631
2023	19,732
After five years	—
Total	$258,850

NOTE 12 RELATED PARTY TRANSACTIONS

Officers, directors (and companies controlled by them), principal shareholders, and associates were customers of and had loan transactions with the Bank in the normal course of business. The following table summarizes these transactions, which were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

	For the years ended December 31,
(Dollars in thousands)	2018	2017
Beginning balance	$6,568	$5,469
New loans and advances on lines	2,048	4,305
Payments and other reductions	(6,063)	(3,206)
Ending balance	$2,553	$6,568

Total related party deposits held at the Bank were $23.4 million and $12.0 million at the end of years 2018 and 2017, respectively.

On June 7, 2017, NPB Insurance Services, Inc. purchased a 39% membership interest in Lonesome Pine Title Agency, LLC, which provides title insurance. Another member of the agency is a related party to the Company.

NOTE 13 RETIREMENT PLANS

The Company has established a qualified defined contribution plan that covers all full time employees. The Company matches employee contributions up to a maximum of 3% of their salary. The Company contributed $318 thousand and $263 thousand to the defined contribution plan for 2018 and 2017, respectively.

The Bank maintains a salary continuation plan for key executives which was established in 2002 and is funded by single premium life insurance policies. Expenses related to the plan were $4 thousand and $5 thousand for the years ended December 31, 2018 and 2017, respectively.

NOTE 14 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the years ended December 31, 2018 and 2017:

	2018	2017
(Dollars are in thousands)
Balance, beginning of year	$6,859	$10,655
Additions	1,719	3,087
Transfers from premises and equipment	—	125
Proceeds from sales	(1,405)	(4,742)
Proceeds from insurance claims	—	(12)
Loans made to finance sales	(569)	(1,477)
Adjustment of carrying value	(542)	(758)
Deferred gain from sales	10	45
Losses from sales	(135)	(64)
Balance, end of year	$5,937	$6,859

NOTE 15 BANK OWNED LIFE INSURANCE

At both December 31, 2018 and 2017, we had an aggregate total cash surrender value of $4.5 million on life insurance policies covering current and former key officers. In December 2017, several policies were surrendered due to their lagging financial performance. This transaction resulted in net proceeds of $7.6 million after the effect of a tax penalty of $318 thousand.

Total income for the policies during 2018 and 2017 was $57 thousand and $115 thousand, respectively.

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

NOTE 17 LEASING ACTIVITIES

Kingsport Loan Production Office Lease

The Bank, during the fourth quarter of 2017 entered into a commercial lease for office space in Kingsport, Tennessee for use as a loan production office, which opened in January 2018. The lease, which commenced on December 1, 2017, provides the Bank with use of the office space for an initial term of three (3) years. Base rent payments are $25 thousand for year 1, $25 thousand for year 2, and $26 thousand for year 3. The Bank has the option to renew the lease one (1) time and the renewal would be for a term of one (1) year. The base rent for the renewal would increase by 5.00%. While the cash lease payments are currently $25 thousand a year, the Company is required to straight-line the expense over the initial term of three (3) years. As a result, the annual lease expense will be approximately $25 thousand. The weighted average remaining life of the lease is 1.92 years.

As a result of this transaction the Company recognized a right-to-use asset – operating lease of approximately $73 thousand, along with corresponding lease liability of approximately $73 thousand. The $73 thousand was determined by calculating the present value of the annual cash lease payments using a discount rate of 2.17%. The 2.17% discount rate was determined to be our three (3) year incremental borrowing rate as of December 1, 2017. The current value of this right-to-use asset and its corresponding liability is $47 thousand as of December 31, 2018.

Other Sale and Leaseback Transactions

On May 31, 2017 the Bank, the wholly-owned subsidiary of the Company, sold four (4) of its properties, one each located in Abingdon, Bristol, Gate City and Castlewood, Virginia, to a non-affiliated third party for a total purchase price of $6.2 million. After selling expenses of $192 thousand, the net proceeds on the transactions were $6.0 million. The sales prices for the properties were based on outside appraisals obtained by the Bank. The Bank provided $4.9 million of financing to the purchaser for a term of 10 years for this transaction.

In connection with the sale of the four properties, on May 31, 2017 the Bank entered into commercial lease agreements with the purchaser for the properties (the “Leases”), which will allow the Bank to continue to service customers from these locations. The Leases, which commenced on June 1, 2017, provide the Bank with use of the properties for an initial term of fifteen (15) years.  Base rent payments for years 1 through 5 of the Leases are approximately $417 thousand a year.  The base rent payments will increase by 8% for years 6 through 10 of the Leases and then by another 8% for years 11 through 15 of the Leases.  The Bank has the option to renew the Leases five (5) times and each renewal would be for a term of five (5) years.  The base rent for the renewals would be negotiated at the time the renewal option is exercised by the Bank. While the cash lease payments are currently $417 thousand a year, the Company is required to straight-line the expense over the initial term of fifteen (15) years. As a result, the annual lease expense will be approximately $451 thousand. The weighted average remaining life of the leases is 13.42 years.

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

As a result of the sale and the determination that the corresponding leases were operating leases, the Company recognized a gain of $2.6 million in 2017 on the sale and leaseback transactions.

The Company’s operating lease costs for the years ended December 31, 2018 and 2017, as a result of the transactions discussed above, was $476 thousand and $265 thousand, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At December 31, 2018, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2019	$442
2020	440
2021	416
2022	436
2023	450
Thereafter	3,965
Total lease payments	6,149
Less imputed interest	1,207
Total	$4,092

NOTE 18 BORROWED FUNDS

The following table presents the breakdown of borrowed funds as of December 31, 2018 and 2017 (Dollars in thousands):

	FHLB Revolving Advances (a)	Federal Funds Lines (b)	FHLB Term Loans Short-Term (c)	FHLB Term Loans Long-Term (d)	NPB Capital Trust I (e)	NPB Capital Trust 2 (e)	Total
Balance December 31, 2018	$-	$3,630	$2,000	$5,000	$11,341	$5,155	$27,126
Highest balance at any month-end	12,000	3,630	2,000	7,000	11,341	5,155
Average weighted balance	2,367	109	1,159	5,975	11,341	5,155	26,106
Average interest rate:
Paid during the year	2.19%	2.80%	1.43%	1.28%	4.96%	4.08%	3.53%
At year-end	0.00%	3.28%	0.99%	1.34%	5.04%	4.21%	3.67%

Balance December 31, 2017	$-	$-	$558	$7,000	$11,341	$5,155	$24,054
Highest balance at any month-end	-	1,227	6,200	8,717	11,341	5,155
Average weighted balance	-	253	1,981	7,358	11,341	5,155	26,088
Average interest rate:
Paid during the year	0.00%	2.10%	1.82%	1.50%	3.85%	3.01%	2.85%
At year-end	0.00%	0.00%	4.07%	1.34%	3.96%	3.13%	3.02%

(a) -The Bank has the ability to borrow up to an additional $115.6 million from the FHLB under a line of credit which is secured by a blanket lien on residential real estate loans. The Bank had no overnight borrowings subject to daily rate changes from the Federal Home Loan Bank at December 31, 2018 or 2017.

We have used our line of credit with FHLB to issue letters of credit totaling $17.0 million to the Treasury Board of Virginia for collateral on public funds deposited in the Bank. No draws on the letters of credit have been issued. The letters of credit are considered draws on our Federal Home Loan Bank line of credit.

(b) - Federal funds lines consist of $20.0 million and $10.0 million in unsecured and secured federal funds line of credit facilities with correspondent banks as of December 31, 2018 and 2017, respectively, exclusive of any outstanding balance. At December 31, 2018 and 2017 $5 million of the available lines is secured by certain investment securities.

(c) - Short term FHLB advances at December 31, 2018 consisted of $2.0 million at a fixed rate of 0.99% due in 2019. At December 31, 2017 short-term advances consisted of two principal reducing borrowings totaling $558 thousand at an average fixed rate of 4.07% due in 2018.

(d) - Long-term FHLB advances at December 31, 2018 consisted of $5.0 million at a fixed rate of 1.38% due in 2021. At December 31, 2017 long term FHLB advances consisted of $2.0 million at a fixed rate of 0.99% due in 2019 and $5.0 million at a fixed rate of 1.38% due in 2021

(e)    TPS I -  On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I (TPS I). The rate is determined quarterly and floats based on the 3 month LIBOR plus 260 bps.

TPS 2 - On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2 (TPS 2). The rate is determined quarterly and floats based on the 3 month LIBOR plus 177 bps.

Under the terms of the subordinated debt transactions, the securities have 30-year maturities and are redeemable, in whole or in part, without penalty, at the option of the Company after five years of the issuance date, and on a quarterly basis thereafter.

Following are maturities of borrowed funds at December 31, 2018 (dollars in thousands):

2019	$5,630
2020	5,000
2021	-
2022	-
2023	-
2024 and thereafter	16,496
$27,126

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

Financial instruments whose contract amount represents credit risk at December 31 were as follows:

	2018	2017
(Dollars in thousands)
Commitments to extend credit	$55,144	$38,540
Standby letters of credit	2,798	2,519

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

NOTE 20 LEGAL CONTINGENCIES

In the course of operations, we may become a party to legal proceedings. There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company. Items presented in prior periods have either been resolved in favor of the Company or have progressed to a point that any impact would be immaterial to the financial condition or operations of the Company.

NOTE 21 CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), Tier 1 capital (as defined) to average assets (as defined), and Common Equity Tier 1 capital (as defined) to risk-weighted assets (as defined). As of December 31, 2018, the Bank meets all capital adequacy requirements to which it is subject.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February of 2015, and is no longer obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies. The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2018 and 2017, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018:
Total Capital to Risk Weighted Assets	$70,002	14.39%	$ 38,912	8.0%	$48,640	10.0%
Tier 1 Capital to Risk Weighted Assets	64,666	13.29%	29,184	6.0%	38,912	8.0%
Tier 1 Capital to Average Assets	64,666	9.59%	26,960	4.0%	33,700	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	64,666	13.29%	21,888	4.5%	31,616	6.5%

December 31, 2017:
Total Capital to Risk Weighted Assets	$68,787	15.30%	$ 35,970	8.0%	$44,962	10.0%
Tier 1 Capital to Risk Weighted Assets	63,160	14.05%	26,977	6.0%	35,970	8.0%
Tier 1 Capital to Average Assets	63,160	9.56%	26,422	4.0%	33,028	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	63,160	14.05%	20,233	4.5%	29,225	6.5%

As of December 31, 2018, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Under Basel III Capital requirements, beginning January 1, 2016, a capital conservation buffer of 0.625% became effective. The capital conservation buffer is 1.25% as of December 31, 2018 and the Bank met that requirement with a buffer of 6.39%. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments.

Common Stock Warrants

The company issued common stock warrants as a result of the completion of its common stock offering in 2012. The warrants were immediately exercisable to purchase common stock over the next five years at a price of $1.75 per share with an expiration date of December 20, 2017. A summary of the activity in the common stock warrants up to their expiration date is as follows:

	2017
	Number of Warrants	Exercise Price

Outstanding and exercisable, beginning of year	881,978	$1.75
Exercised	(636,364)	1.75
Expired	(245,614)	1.75
Outstanding and exercisable, end of year	—	$—

As a result of the exercises shown above an additional $1.1 million of capital was raised by the Company during 2017. The additional liquidity provided by the funds will be used by the Company to pay its operating expenses and trust preferred interest payments.

Payment of Dividend to Company and Retirement of Stock

On October 23, 2017, the Board of Directors approved for the Bank to pay the Company a dividend of $111 thousand using 68,735 shares of the Company’s common stock that had been repossessed by the Bank as a result of collection activities on loans. The Board of Directors then approved for the Company to retire the 68,735 shares of the Company’s common stock. By law, the 68,735 shares of the Company’s common stock became part of the Company’s authorized and unissued shares and would be available for reissuance in the future.

NOTE 22 FAIR VALUES

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair Value Measurements and Disclosures also establish fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an exchange market, as well as U. S. Treasury, other U. S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2: Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3: Significant unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structured or long-term derivative contracts.

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $59.4 million and $71.1 million at December 31, 2018 and 2017, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans carried at fair value was $7.7 million and $11.4 million at December 31, 2018 and 2017, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Foreclosed assets are carried at the lower of the carrying value or fair value.  Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be nonrecurring level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $5.9 million and $6.9 million at December 31, 2018 and 2017, respectively.

Assets and liabilities measured at fair value are as follows as of December 31, 2018 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$19,389	$—
Taxable municipals	—	4,313	—
Corporate bonds	—	5,320	—
Mortgage backed securities	—	30,385	—
(On a non-recurring basis) Other real estate owned	—	—	5,937
Impaired loans:
Real estate secured:
Commercial	—	—	2,282
Construction and land development	—	—	114
Residential 1-4 family	—	—	3,179
Multifamily	—	—	75
Farmland	—	—	1,906
Commercial	—	—	96
Agriculture	—	—	—
Consumer installment loans	—	—	6
All other loans	—	—	—
Total	$—	$59,407	$13,595

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at December 31, 2018	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$7,658	$11,394	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$5,937	$6,859	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

December 31, 2018
Financial Instruments – Assets
Net Loans	$541,760	$534,425	$-	$526,767	$7,658

Financial Instruments – Liabilities
Time Deposits	258,850	258,671	-	258,671	-
FHLB Advances	7,000	7,215	-	7,215	-

December 31, 2017
Financial Instruments – Assets
Net Loans	$506,812	$506,608	$-	$495,214	$11,394

Financial Instruments – Liabilities
Time Deposits	272,330	272,352	-	272,352	-
FHLB Advances	7,558	7,794	-	7,794	-

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions can significantly affect the estimates.

Estimated fair values have been determined by the Company using historical data, as generally provided in the Company’s regulatory reports, and an estimation methodology suitable for each category of financial instruments. The Company’s fair value estimates, methods and assumptions are set forth below for the Company’s other financial instruments.

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, trust preferred securities and accrued interest approximates fair value and are excluded from the table above.

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.

NOTE 23 REVENUE FROM CONTRACTS WITH CUSTOMERS

All of our revenue from contracts with customers as defined in ASC 606 is recognized within Noninterest Income. The following table presents Noninterest Income by revenue stream for the years ended December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Service charges and fees	$3,703	$3,774
Card Processing and interchange income	2,809	2,590
Gain on sale and leaseback transactions (1)	—	2,619
Insurance and investment fees	603	212
Other noninterest income	492	641
Total Noninterest Income	$7,607	$9,836

(1) – Not within the scope of ASU 2014-9

NOTE 24 NON-INTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for years ended December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Advertising	$437	$437
ATM network expense	1,731	1,665
Legal and professional fees	1,353	1,425
Loan related expenses	573	563
Printing and supplies	289	129
FDIC insurance premiums	381	398
Other real estate owned expenses, net	1,026	1,444
Other operating expenses	2,596	2,098
Total	$8,386	$8,159

NOTE 25 SUBSEQUENT EVENTS

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

NOTE 26 RECENT ACCOUNTING DEVELOPMENTS

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

In September 2017, the FASB updated the Revenue from Contracts with Customers and the Leases Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. The amendments were effective upon issuance. The Company is currently in the process of evaluating the impact of adoption of this guidance; however it does not expect these amendments to have a material effect on its financial statements.

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

In July 2018, the FASB amended the Leases Topic of the Accounting Standards Codification to make narrow amendments to clarify how to apply certain aspects of the new standard. The amendments are effective for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements. As discussed in Note 17, the Company early adopted ASU No. 2016-02 Leases (Topic 842).

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

In October 2018, the FASB amended the Derivatives and Hedging Topic of the Accounting Standards Codification to expand the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The amendments will be effective for the Company for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2018, the FASB amended the Consolidation topic of the Accounting Standards Codification for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company will apply a full retrospective approach in which financial statements for each individual prior period presented and the opening balances of the earliest period presented are adjusted to reflect the period-specific effects of applying the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2018, the FASB amended the Collaborative Arrangements Topic of the Accounting Standards Codification to clarify the interaction between the guidance for certain collaborative arrangements and the new revenue recognition financial accounting and reporting standard. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2018, the FASB issued guidance to amend the Financial Instruments—Credit Losses topic of the Accounting Standards Codification. The guidance aligns the implementation date of the topic for annual financial statements of nonpublic companies with the implementation date for their interim financial statements. The guidance also clarifies that receivables arising from operating leases are not within the scope of the topic, but rather, should be accounted for in accordance with the leases topic. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of this guidance on the financial statements.

In December 2018, the FASB issued guidance providing narrow-scope improvements for lessors, that provides relief in the accounting for sales, use and similar taxes, the accounting for other costs paid by a lessee that may benefit a lessor, and variable payments when contracts have lease and non-lease components. The amendments will be effective for the Company for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 27 PARENT CORPORATION ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

(Dollars in Thousands)

ASSETS	2018	2017

Due from banks	$361	$1,220
Investment in subsidiaries	66,095	65,057
Other assets	1,563	1,360
Total Assets	$68,019	$67,637

LIABILITIES
Accrued interest payable	$197	$139
Accrued expenses and other liabilities	76	29
Trust preferred securities	16,496	16,496
Total Liabilities	16,769	16,664

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value, 50,000,000 shares authorized; 23,922,086 and 23,922,086 shares issued and outstanding at December 31, 2017 and 2016, respectively	47,844	47,844
Additional paid capital	14,570	14,570
Retained deficit	(9,928)	(10,847)
Accumulated other comprehensive loss	(1,236)	(594)
Total Stockholders’ Equity	51,250	50,973
Total Liabilities and Stockholders’ Equity	$68,019	$67,637

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Dollars in Thousands)	2018	2017

Income
Miscellaneous income	$23	$17
Dividends from subsidiaries	—	111
Undistributed income of subsidiaries	1,681	2,939
Total income	1,704	3,067

Expenses
Trust preferred securities interest expense	773	592
Professional fees	147	92
Other operating expenses	66	62
Total Expenses	986	746

Income before Income Taxes	717	2,321
Income Tax Expense (Benefit)	(202)	(773)
Net Income	$919	$3,094

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Dollars in Thousands)	2018	2017

Cash Flows From Operating Activities
Net income	$919	$3,094
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(1,680)	(3,050)
Net increase in other assets	(203)	(773)
Net increase in other liabilities	105	23
Net Cash Used in Operating Activities	(859)	(706)

Cash Flows From Financing Activities
Exercise of common stock warrants	—	1,113
Net Cash Provided by Financing Activities	—	1,113

Net (decrease) increase in Cash and Cash Equivalents	(859)	407
Cash and Cash Equivalents, Beginning of year	1,220	813
Cash and Cash Equivalents, End of Year	$361	$1,220

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$715	$578
Taxes	$320	$—
Supplemental Disclosure of Non Cash Transactions:
Retirement of common stock	$—	$(111)
Payment of in-kind dividend to the Company from the Bank	$—	$111

NOTE 28 SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2018 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First

Income statement
Net interest income	$6,123	$6,027	$5,979	$6,078
Provision for loan losses	63	63	63	63
Noninterest income	2,069	1,917	1,870	1,750
Noninterest expense	7,381	7,579	7,895	7,639
Net income (loss)	680	208	(49)	80
Earnings (loss) per share, basic	0.03	0.01	(0.00)	0.00
Earnings (loss) per share, diluted	0.03	0.01	(0.00)	0.00

Period end balance sheet
Total loans receivable	$547,096	$531,969	$527,379	$516,363
Total assets	682,142	679,517	685,123	671,570
Total deposits	595,991	598,212	591,551	589,947
Total stockholders’ equity	51,250	49,905	50,019	50,231

	2011 Quarters
	2017 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First

Income statement
Net interest income	$5,845	$5,779	$5,791	$5,365
Noninterest income	1,905	1,808	4,409	1,714
Provision for loan losses	450	—	—	—
Noninterest expense	7,229	7,098	7,623	6,978
Net income (loss)	(82)	484	2,577	115
Earnings (loss) per share, basic	(0.00)	0.02	0.11	0.00
Earnings (loss) per share, diluted	(0.00)	0.02	0.11	0.00

Period end balance sheet
Total loans receivable	$513,008	$501,390	$488,764	$476,490
Total assets	666,700	665,236	659,761	647,594
Total deposits	582,544	581,616	576,346	572,751
Total stockholders’ equity	50,973	50,355	50,013	47,092

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” issued in 2013. Based on this assessment management concluded that the internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2018.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions "Election of Directors," “Executive Officers Who Are Not Directors,” “Corporate Governance” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2019 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the captions "Director Compensation" and “Executive Compensation and Related Party Transactions" in the 2019 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management" and “Security Ownership of Certain Beneficial Owners” in the 2019 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information contained under the caption “Executive Compensation and Related Party Transactions" and “Corporate Governance” in the 2019 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Audit Information" in the 2019 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The response to this portion of Item 15 is included in Item 8 above.

(a)(2) The response to this portion of Item 15 is included in Item 8 above.

(a)(3) The following exhibits are filed as part of this Form 10-K and this list includes the exhibit index:

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
32 101

Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

The following materials for the Company’s 10-K Report for the year ended December 31, 2018, formatted in XBRL are being furnished, not filed. XBRL Taxonomy Extension Calculation Linkbase Document, XBRL Taxonomy Extension Definitions Linkbase Document, Taxonomy Extension Label Linkbase Document, XBRL Taxonomy Extension Label Linkbase Document.

____________________________________

* Denotes management contract.

(b)       See Item 15(a)(3) above.

(c)       See Items 15(a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	March 29, 2019

By:	/s/ JOHN J. BOCZAR
John J. Boczar.
Executive Vice President and Chief Financial officer

Date:	March 29, 2019

POWER OF ATTORNEY

Each of the undersigned hereby appoints C. Todd Asbury and John J. Boczar, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. TODD ASBURY	President and	March 29, 2018
C. Todd Asbury	Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN J. BOCZAR	Executive Vice President and	March 29, 2018
John J. Boczar	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ TIM BALL	Director	March 29, 2018
Tim Ball

/s/ J. ROBERT BUCHANAN	Director	March 29, 2018
J. Robert Buchanan

/s/ JOE CARTER	Director	March 29, 2018
Joe Carter

/s/ JOHN D. COX	Director	March 29, 2018
John D. Cox

/s/ CHARLES H. GENT	Director	March 29, 2018
Charles H. Gent

/s/ EUGENE HEARL	Director	March 29, 2018
Eugene Hearl

/s/ HAROLD LYNN KEENE	Chairman, Director	March 29, 2018
Harold Lynn Keene

/s/ MICHAEL G. MCGLOTHLIN	Director	March 29, 2018
Michael G. McGlothlin

/s/ FRED MEADE	Director	March 29, 2018
Fred Meade

/s/ B. SCOTT WHITE	Director	March 29, 2018
B. Scott White

