Form 10-Q
period 2019-03-31
NEW PEOPLES BANKSHARES INC
filed 2019-05-15
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2019
Common Stock, $2.00 par value	23,922,086

NEW PEOPLES BANKSHARES, INC.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2019	2018
Loans including fees	$6,940	$6,458
Federal funds sold	2	—
Interest-earning deposits with banks	243	65
Investments	368	408
Dividends on equity securities (restricted)	38	35
Total Interest and Dividend Income	7,591	6,966

INTEREST EXPENSE
Deposits	1,260	696
Borrowed funds	236	192
Total Interest Expense	1,496	888

NET INTEREST INCOME	6,095	6,078

PROVISION FOR LOAN LOSSES	135	63

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,960	6,015

NONINTEREST INCOME
Service charges and fees	841	867
Card processing and interchange	679	655
Insurance and investment fees	161	74
Other noninterest income	96	154
Total Noninterest Income	1,777	1,750

NONINTEREST EXPENSES
Salaries and employee benefits	3,646	3,644
Occupancy and equipment expense	1,149	1,292
Data processing and telecommunications	655	604
Other operating expenses	1,778	2,099
Total Noninterest Expenses	7,228	7,639

INCOME BEFORE INCOME TAXES	509	126

INCOME TAX EXPENSE	103	46

NET INCOME	$406	$80

Income Per Share
Basic	$0.02	$0.00
Fully Diluted	$0.02	$0.00

Weighted Average Shares of Common Stock
Basic	23,922,086	23,922,086
Fully Diluted	23,922,086	23,922,086

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended March 31,
	2019	2018

NET INCOME	$406	$80

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	467	(1,041)
Tax related to unrealized (gains) losses	(97)	220
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	370	(821)
TOTAL COMPREHENSIVE INCOME (LOSS)	$776	$(741)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

ASSETS	March 31,	December 31,
	2019	2018

Cash and due from banks	$11,829	$12,245
Interest-bearing deposits with banks	52,051	15,664
Federal funds sold	240	264
Total Cash and Cash Equivalents	64,120	28,173

Investment securities available-for-sale	58,001	59,407

Loans receivable	553,585	547,096
Allowance for loan losses	(5,467)	(5,336)
Net Loans	548,118	541,760

Bank premises and equipment, net	24,059	24,195
Other real estate owned	4,855	5,937
Accrued interest receivable	2,107	1,934
Deferred taxes, net	5,274	5,476
Right-of-use assets – operating leases	4,863	4,942
Other assets	10,471	10,318

Total Assets	$721,868	$682,142

LIABILITIES

Deposits:
Noninterest bearing	$177,544	$164,298
Interest bearing	460,865	431,694
Total Deposits	638,409	595,992

Borrowed funds	23,496	27,126
Lease liabilities – operating leases	4,863	4,942
Accrued interest payable	708	587
Accrued expenses and other liabilities	2,366	2,245

Total Liabilities	669,842	630,892

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 23,922,086 shares issued and outstanding at March 31, 2019 and December 31, 2018	47,844	47,844
Additional paid-in-capital	14,570	14,570
Retained deficit	(9,522)	(9,928)
Accumulated other comprehensive loss	(866)	(1,236)

Total Stockholders’ Equity	52,026	51,250

Total Liabilities and Stockholders’ Equity	$721,868	$682,142

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance, December 31, 2017	23,922	$47,844	$14,570	$(10,847)	$(594)	$50,973

Net income	—	—	—	80	—	80
Other comprehensive loss, net of tax	—	—	—	—	(821)	(821)
Balance, March 31, 2018	23,922	$47,844	$14,570	$(10,767)	$(1,415)	$50,232

Balance, December 31, 2018	23,922	$47,844	$14,570	$(9,928)	$(1,236)	$51,250

Net income	—	—	—	406	—	406

Other comprehensive income, net of tax	—	—	—	—	370	370
Balance, March 31, 2019	23,922	$47,844	$14,570	$(9,522)	$(866)	$52,026

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN THOUSANDS)

(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$406	$80
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	609	645
Provision for loan losses	135	63
Income on bank owned life insurance	(15)	(13)
Gain on sale of premises and equipment	—	(5)
(Gain) loss on sale of other real estate owned	(8)	96
Adjustment of carrying value of other real estate owned	113	69
Amortization/accretion of bond premiums/discounts	144	169
Deferred tax expense (benefit)	105	46
Net change in:
Accrued interest receivable	(173)	3
Other assets	(124)	495
Accrued interest payable	121	29
Accrued expenses and other liabilities	121	(1,444)
Net Cash Provided by Operating Activities	1,434	233

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(6,391)	(4,668)
Purchase of securities available-for-sale	(790)	—
Proceeds from sales and maturities of securities available-for-sale	2,519	2,845
Net purchase of equity securities (restricted)	(14)	(29)
Payments for the purchase of premises and equipment	(474)	(917)
Proceeds from sale of premises and equipment	1	5
Proceeds from insurance claims on other real estate owned	19	—
Proceeds from sales of other real estate owned	856	739
Net Cash Used In Investing Activities	(4,274)	(2,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long term debt	—	(300)
Net change in short term borrowings	(3,630)
Net change in non-interest bearing deposits	13,246	8,610
Net change in interest bearing deposits	29,171	(1,207)
Net Cash Provided by Financing Activities	38,787	7,103

Net increase in cash and cash equivalents	35,947	5,311
Cash and Cash Equivalents, Beginning of Period	28,173	32,705
Cash and Cash Equivalents, End of Period	$64,120	$38,016

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,375	$859
Taxes	$(28)	$—

Supplemental Disclosure of Non Cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$—	$1,023
Loans made to finance sale of other real estate owned	$94	$267
Change in unrealized gains (losses) on securities available-for-sale	$467	$(1,041)

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

NOTE 2 ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2019 and December 31, 2018, and the results of operations for the three-month periods ended March 31, 2019 and 2018. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

NOTE 3 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued related to outstanding common stock warrants are determined by the Treasury method. There were no anti-dilutive potential common shares for the three months ended March 31, 2019 and 2018. Basic and diluted net income per common share calculations follows:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended March 31,
	2019	2018
Net income	$406	$80
Weighted average shares outstanding	23,922,086	23,922,086
Dilutive shares	—	—
Weighted average dilutive shares outstanding	23,922,086	23,922,086

Basic and diluted income per share	$0.02	$0.00

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2019 and December 31, 2018, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	$70,611	14.43%	$39,146	8.0%	$48,932	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	65,144	13.31%	29,359	6.0%	39,146	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	65,144	9.21%	28,280	4.0%	35,351	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	65,144	13.31%	22,019	4.5%	31,806	6.5%

December 31, 2018:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	$70,002	14.39%	$38,912	8.0%	$48,640	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	64,666	13.29%	29,184	6.0%	38,912	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	64,666	9.59%	26,960	4.0%	33,700	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	64,666	13.29%	21,888	4.5%	31,616	6.5%

As of March 31, 2019, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
March 31, 2019
U.S. Government Agencies	$18,591	$36	$(319)	$18,308
Taxable municipals	4,419	4	(76)	4,347
Corporate bonds	5,419	59	(45)	5,433
Mortgage backed securities	30,669	21	(777)	29,913
Total Securities AFS	$59,098	$120	$(1,217)	$58,001

December 31, 2018
U.S. Government Agencies	$19,755	$26	$(392)	$19,389
Taxable municipals	4,428	—	(115)	4,313
Corporate bonds	5,422	47	(149)	5,320
Mortgage backed securities	31,366	11	(992)	30,385
Total Securities AFS	$60,971	$84	$(1,648)	$59,407

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
U.S. Government Agencies	$1,350	$(11)	$14,346	$(308)	$15,696	$(319)
Taxable municipals	—	—	3,329	(76)	3,329	(76)
Corporate bonds	—	—	1,482	(45)	1,482	(45)
Mtg. backed securities	7	—	28,179	(777)	28,186	(777)
Total Securities AFS	$1,357	$(11)	$47,336	$(1,206)	$48,693	$(1,217)

December 31, 2018
U.S. Government Agencies	$5,013	$(68)	$11,585	$(324)	$16,599	$(392)
Taxable municipals	—	—	4,049	(115)	4,049	(115)
Corporate bonds	1,713	(43)	1,423	(106)	3,136	(149)
Mtg. backed securities	165	(2)	29,245	(990)	29,410	(992)
Total Securities AFS	$6,891	$(113)	$46,302	$(1,535)	$53,194	$(1,648)

At March 31, 2019, there were 153 securities in a loss position. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $7.7 million and $8.0 million at March 31, 2019 and December 31, 2018, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

There were no sales of investment securities during the three month periods ended March 31, 2019 and 2018.

The amortized cost and fair value of investment securities at March 31, 2019, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$7	$7	0.79%
Due after one year through five years	4,922	4,874	2.56%
Due after five years through ten years	13,505	13,357	3.40%
Due after ten years	40,664	39,763	2.53%
Total	$59,098	$58,001	2.73%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million and $2.5 million as of March 31, 2019 and December 31, 2018, respectively.

NOTE 6 LOANS:

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	March 31, 2019	December 31, 2018
Real estate secured:
Commercial	$153,461	$140,862
Construction and land development	27,466	35,119
Residential 1-4 family	250,175	249,946
Multifamily	13,362	13,496
Farmland	22,394	22,114
Total real estate loans	466,858	461,537
Commercial	57,563	55,157
Agriculture	5,099	5,266
Consumer installment loans	23,485	24,538
All other loans	580	598
Total loans	$553,585	$547,096

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	March 31, 2019	December 31, 2018
Real estate secured:
Commercial	$1,121	$784
Construction and land development	158	157
Residential 1-4 family	3,780	3,626
Multifamily	72	76
Farmland	2,101	1,637
Total real estate loans	7,232	6,300
Commercial	2,756	61
Agriculture	—	1
Consumer installment loans	3	7
Total loans receivable on nonaccrual status	$9,991	$6,369

Total interest income not recognized on nonaccrual loans for the three months ended March 31, 2019 and 2018 was $133 thousand and $180 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of March 31, 2019 and December 31, 2018:

As of March 31, 2019 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$1,830	$1,884	$—
Construction and land development	103	372	—
Residential 1-4 family	2,846	3,139	—
Multifamily	72	114	—
Farmland	1,671	1,858	—
Commercial	2,672	2,687	—
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	805	927	41
Construction and land development	—	—	—
Residential 1-4 family	345	362	89
Multifamily	—	—	—
Farmland	325	348	111
Commercial	70	77	13
Agriculture	—	—	—
Consumer installment loans	6	6	—
All other loans	—	—	—
Total	$10,745	$11,774	$254

As of December 31, 2018 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$1,887	$1,941	$—
Construction and land development	114	379	—
Residential 1-4 family	2,880	3,168	—
Multifamily	75	117	—
Farmland	1,693	1,880	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	435	539	40
Construction and land development	—	—	—
Residential 1-4 family	431	454	132
Multifamily	—	—	—
Farmland	345	358	132
Commercial	109	109	13
Agriculture	—	—	—
Consumer installment loans	7	7	1
All other loans	—	—	—
Total	$7,976	$8,952	$318

The following table presents information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Three Months Ended
	March 31, 2019		March 31, 2018
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$1,858	22	$2,737	$28
Construction and land development	109	—	295	—
Residential 1-4 family	2,864	39	3,365	42
Multifamily	74	1	247	4
Farmland	1,682	7	1,215	12
Commercial	1,336	11	321	—
Agriculture	—	—	8	—
Consumer installment loans	—	—	4	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	620	—	2,275	16
Construction and land development	—	—	—	—
Residential 1-4 family	388	3	390	4
Multifamily	—	—	—	—
Farmland	335	—	373	—
Commercial	90	—	475	—
Agriculture	—	—	—	—
Consumer installment loans	7	—	4	—
All other loans	—	—	—	—
Total	$9,363	$83	$11,709	$106

An age analysis of past due loans receivable is below. At March 31, 2019 and December 31, 2018, there were no loans over 90 days past due that were accruing.

As of March 31, 2019 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$1,231	$—	$92	$1,323	$152,138	$153,461
Construction and land development	27	—	43	70	27,396	27,466
Residential 1-4 family	2,909	481	467	3,857	246,318	250,175
Multifamily	271	—	—	271	13,091	13,362
Farmland	106	—	1,526	1,632	20,762	22,394
Total real estate loans	4,544	481	2,218	7,513	459,705	466,858
Commercial	2,972	66	30	3,068	54,495	57,563
Agriculture	15	—	—	15	5,084	5,099
Consumer installment Loans	81	2	—	83	23,402	23,485
All other loans	—	—	—	—	580	580
Total loans	$7,612	$549	$2,158	$10,319	$543,266	$553,585

As of December 31, 2018 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$80	$31	$137	$248	$140,614	$140,862
Construction and land development	70	—	27	97	35,022	35,119
Residential 1-4 family	3,468	564	525	4,557	245,389	249,946
Multifamily	—	273	—	273	13,223	13,496
Farmland	316	—	1090	1406	20,708	22,114
Total real estate loans	3,934	868	1,779	6,581	454,956	461,537
Commercial	68	—	61	129	55,028	55,157
Agriculture	22	—	—	22	5,244	5,266
Consumer installment Loans	74	15	—	89	24,449	24,538
All other loans	—	—	—	—	598	598
Total loans	$4,098	$883	$1,840	$6,821	$540,275	$547,096

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

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of March 31, 2019 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$150,594	$1,746	$1,121	$153,461
Construction and land development	26,991	316	159	27,466
Residential 1-4 family	244,666	1,202	4,307	250,175
Multifamily	13,290	—	72	13,362
Farmland	18,369	2,058	1,967	22,394
Total real estate loans	453,910	5,322	7,626	466,858
Commercial	51,819	2,988	2,756	57,563
Agriculture	5,094	5	—	5,099
Consumer installment loans	23,480	—	5	23,485
All other loans	580	—	—	580
Total	$534,883	$8,315	$10,387	$553,585

As of December 31, 2018 (Dollars are in thousands)	Pass	Special Mention	Substandard	Total
Real estate secured:
Commercial	$137,146	$2,890	$826	$140,862
Construction and land development	34,231	718	170	35,119
Residential 1-4 family	243,950	1,523	4,473	249,946
Multifamily	13,357	63	76	13,496
Farmland	18,126	2,331	1,657	22,114
Total real estate loans	446,810	7,525	7,202	461,537
Commercial	52,156	2,940	61	55,157
Agriculture	5,255	10	1	5,266
Consumer installment loans	24,493	35	10	24,538
All other loans	598	—	—	598
Total	$529,312	$10,510	$7,274	$547,096

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the quarter ended March 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of March 31, 2019 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,386	$—	$—	$(22)	$1,364
Construction and land development	202	—	—	(44)	158
Residential 1-4 family	2,437	(45)	30	(131)	2,291
Multifamily	89	—	—	3	92
Farmland	287	—	5	(15)	277
Total real estate loans	4,401	(45)	35	(209)	4,182
Commercial	448	(39)	44	90	543
Agriculture	37	—	1	(1)	37
Consumer installment loans	172	(28)	28	(7)	165
All other loans	3	—	—	(1)	2
Unallocated	275	—	—	263	538
Total	$5,336	$(112)	$108	$135	$5,467

	Allowance for Loan Losses			Recorded Investment in Loans
As of March 31, 2019 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$41	$1,323	$1,364	$2,635	$150,826	$153,461
Construction and land development	—	158	158	103	27,363	27,466
Residential 1-4 family	89	2,202	2,291	3,191	246,984	250,175
Multifamily	—	92	92	72	13,290	13,362
Farmland	111	166	277	1,996	20,398	22,394
Total real estate loans	241	3,941	4,182	7,997	458,861	466,858
Commercial	13	530	543	2,742	54,821	57,563
Agriculture	—	37	37	—	5,099	5,099
Consumer installment loans	—	165	165	6	23,479	23,485
All other loans	—	2	2	—	580	580
Unallocated	—	538	538	—	—	—
Total	$254	$5,213	$5,467	$10,745	$542,840	$553,585

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2018 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,989	$(334)	$73	$(342)	$1,386
Construction and land development	191	(96)	11	96	202
Residential 1-4 family	2,400	(290)	73	254	2,437
Multifamily	106	—	—	(17)	89
Farmland	415	(58)	72	(142)	287
Total real estate loans	5,101	(778)	229	(151)	4,401
Commercial	660	(617)	84	321	448
Agriculture	20	—	1	16	37
Consumer installment loans	156	(75)	44	47	172
All other loans	3	—	—	—	3
Unallocated	256	—	—	19	275
Total	$6,196	$(1,470)	$358	$252	$5,336

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2018 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$40	$1,346	$1,386	$2,322	$138,540	$140,862
Construction and land development	—	202	202	114	35,005	35,119
Residential 1-4 family	132	2,205	2,437	3,311	246,635	249,946
Multifamily	—	89	89	75	13,421	13,496
Farmland	132	155	287	2,038	20,076	22,114
Total real estate loans	304	4,097	4,401	7,860	453,677	461,537
Commercial	13	435	448	109	55,048	55,157
Agriculture	—	37	37	—	5,266	5,266
Consumer installment loans	1	171	172	7	24,531	24,538
All other loans	—	3	3	—	598	598
Unallocated	—	275	275	—	—	—
Total	$318	$5,018	$5,336	$7,976	$539,120	$547,096

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At March 31, 2019 there were $5.3 million in loans that are classified as troubled debt restructurings compared to $5.4 million at December 31, 2018. The following table presents information related to loans modified as troubled debt restructurings during the three months ended March 31, 2019 and 2018.

	For the three months ended March 31, 2019			For the three months ended March 31, 2018
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	—	$—	$—	—	$—	$—

During the three months ended March 31, 2019, the Company did not modify any loans that were considered to be troubled debt restructurings.

During the three months ended March 31, 2018, the Company did not modify any loans that were considered to be troubled debt restructurings.

Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification. No loans previously modified as troubled debt restructurings defaulted during the three months ended March 31, 2019. No loans previously modified as troubled debt restructurings defaulted during the three months ended March 31, 2018.

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

NOTE 9 OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the three months ended March 31, 2019 and the year ended December 31, 2018:

(Dollars are in thousands)	March 31, 2019	December 31, 2018
Balance, beginning of period	$5,937	$6,859
Additions	—	1,719
Proceeds from sales	(856)	(1,405)
Proceeds from insurance claims	(19)	—
Loans made to finance sales	(94)	(569)
Adjustment of carrying value	(121)	(542)
Deferred gain from sales	—	10
Losses (gains) from sales	8	(135)
Balance, end of period	$4,855	$5,937

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

Assets measured at fair value on a recurring basis are as follows. There were no liabilities measured at fair value on a recurring basis.

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2019
Available-for-sale investments
U.S. Government Agencies	$—	$18,308	$—
Taxable municipals	—	4,347	—
Corporate bonds	—	5,433	—
Mortgage backed securities	—	29,913	—
Total	$—	$58,001	$—

December 31, 2018
Available-for-sale investments
U.S. Government Agencies	$—	$19,389	$—
Taxable municipals	—	4,313	—
Corporate bonds	—	5,320	—
Mortgage backed securities	—	30,385	—
Total	$—	$59,407	$—

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

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2019
Other real estate owned	$—	$—	$4,855
Impaired loans	—	—	10,491
Total	$—	$—	$15,346

December 31, 2018
Other real estate owned	$—	$—	$5,937
Impaired loans	—	—	7,658
Total	$—	$—	$13,595

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at March 31, 2019	Valuation Technique		Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$10,491	$	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$4,855	$	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2019
Financial Instruments – Assets
Net Loans	$548,118	$538,874	$—	$528,383	$10,491

Financial Instruments – Liabilities
Time Deposits	264,889	264,764	—	264,764	—
FHLB Advances	7,000	7,159	—	7,159	—
Trust Preferred Securities	16,496	14,603	—	14,603	—

December 31, 2018
Financial Instruments – Assets
Net Loans	$541,760	$534,425	$—	$526,767	$7,658

Financial Instruments – Liabilities
Time Deposits	258,850	258,671	—	258,671	—
FHLB Advances	7,000	7,215	—	7,215	—
Trust Preferred Securities	16,496	14,425	—	14,425	—

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

NOTE 11 SALE AND LEASEBACK TRANSACTIONS:

In anticipation of certain sale and leaseback transactions, the Company adopted ASU No. 2016-02 Leases (Topic 842) in 2017. This ASU revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. As a result of this transaction the Company recognized initial right-to-use assets – operating leases of approximately $5.3 million, along with corresponding lease liabilities of approximately $5.3 million. The $5.3 million was determined by calculating the present value of the annual cash lease payments using a discount rate of 3.25%. The 3.25% discount rate was determined to be the fifteen year incremental borrowing rate as of May 31, 2017.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At March 31, 2019, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2019	$331
2020	440
2021	416
2022	436
2023	450
Thereafter	3,965
Total lease payments	6,038
Less imputed interest	1,175

Total	$4,863

NOTE 12 REVENUE FROM CONTRACTS WITH CUSTOMERS

All of our revenue from contracts with customers as defined in ASC 606 is recognized within Non-interest income. The following table presents Non-interest income by revenue stream for the three months ended March 31, 2019 and 2018.

	For the three months ended March 31,
(Dollars in thousands)	2019	2018
Service charges and fees	$841	$867
Card Processing and interchange income	679	655
Insurance and investment fees	161	74
Other noninterest income	96	154
Total Noninterest Income	$1,777	$1,750

NOTE 13 NONINTEREST EXPENSES:

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended March 31,
(Dollars are in thousands)	2019	2018

Advertising	$66	$147
ATM network expense	444	392
Legal and professional fees	282	367
Loan related expenses	121	200
Printing and supplies	39	136
FDIC insurance premiums	108	96
Other real estate owned, net	193	247
Other	525	514
Total noninterest expenses	$1,778	$2,099

NOTE 14 SUBSEQUENT EVENTS:

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

NOTE 15 RECENT ACCOUNTING DEVELOPMENTS:

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

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification (“ASC”), to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments became effective on January 1, 2018 and did not have a material effect on the financial statements. As discussed in Note 10, the Company measured the fair value of its loan portfolio using an exit price notion as of March 31, 2019.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows As part of this evaluation, during 2018 the Company performed a preliminary test to measure the impact of a provider’s beta model against our legacy historic loss model Other providers are currently being vetted and it is planned that a new model will be tested in parallel to the existing model using data from the second and third quarters.

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

In September 2017, the FASB updated the Revenue from Contracts with Customers and the Leases Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. The amendments were effective upon issuance. The Company is considered a PBE and has adopted these amendments as such. These amendments did not have a material effect on the Company’s financial statements.

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

In October 2018, the FASB amended the Derivatives and Hedging Topic of the Accounting Standards Codification to expand the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The amendments were effective for the Company for fiscal years beginning after December 15, 2018. Early adoption was permitted. These amendments did not have a material effect on the Company’s financial statements.

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

In November 2018, the FASB issued guidance to amend the Financial Instruments—Credit Losses topic of the Accounting Standards Codification. The guidance aligns the implementation date of the topic for annual financial statements of nonpublic companies with the implementation date for their interim financial statements. The guidance also clarifies that receivables arising from operating leases are not within the scope of the topic, but rather, should be accounted for in accordance with the leases topic. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of this guidance on its financial statements.

In December 2018, the FASB issued guidance providing narrow-scope improvements for lessors, that provides relief in the accounting for sales, use and similar taxes, the accounting for other costs paid by a lessee that may benefit a lessor, and variable payments when contracts have lease and non-lease components. The amendments were effective for the Company for reporting periods beginning after December 15, 2018. Early adoption was permitted. These amendments did not have a material effect on the Company’s financial statements.

In March 2019, as part of the FASB’s ongoing annual improvements project, it amended the Leases Topic of the Accounting Standards Codification to clarify the Codification more generally and/or to correct unintended application of guidance. The amendments relate to determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows – sales-type and direct financing leases, and transition disclosures related to the Accounting Changes and Error Corrections Topic. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2019, as part of the FASB’s ongoing annual improvements project, it amended various Topics of the Accounting Standards Codification related to financial instruments to clarify the Codification more generally and/or to correct unintended application of guidance. The amendments relate to Recognition and Measurement of Financial Assets and Financial Liabilities, Measurement of Credit Losses on Financial Instruments, and Targeted Improvements to Accounting for Hedging Activities. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Critical Accounting Policies

For discussion of our significant accounting policies see our Annual Report on Form 10-K for the year ended December 31, 2018. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our provision for loan losses and the calculation of our deferred tax asset and related valuation allowance.

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

Overview and Highlights

The Company had net income for the three months ended March 31, 2019 of $406 thousand, or basic net income per share of $0.02, as compared to the three months ending March 31, 2018 where the Company had net income of $80 thousand, or $0.00 basic net income per share.

Highlights for the three months ended March 31, 2019 include:

●	Total assets increased $39.7 million, or 5.8%;

●	Net loans increased $6.4 million, or 1.2%;

●	Total deposits increased $42.4 million, or 7.1%;

●	Interest income increased $625 thousand, or 9.0%;

●	Interest expense increased $608 thousand, or 68.5%;

●	Net interest income before provision for loan losses increased $17 thousand, or 0.3%

●	Occupancy and equipment expense decreased $143 thousand, or 11.1%;

●	Other operating expenses decreased $321 thousand, or 15.3%;

●	Annualized net interest margin was 3.77% for the first quarter of 2019 compared to 4.09% for the first quarter of 2018;

●	Past due loans increased $3.5 million and substandard loans increased $3.1 million; and

●	Nonperforming assets increased $2.5 million, or 20.6%.

Comparison of the Three Months ended March 31, 2019 to March 31, 2018

In the first quarter of 2019, net interest margin was 3.77%, as compared to 4.09% for the same period in 2018, a decline of 32 basis points. The Company’s primary source of income is net interest income, which increased $17 thousand. While interest income increased $625 thousand, or 9.0%, interest expense increased $608 thousand, or 68.5%. Although the margin on earning assets increased by 1 basis point, the cost of funding increased 34 basis points, resulting in the decreased net interest margin.

The provision for loan losses increased $72 thousand, or 114.3%, to $135 thousand for the first quarter of 2019 compared to $63 thousand for the first quarter of 2018. The increase in the provision coincides with the growth of the loan portfolio.

Noninterest income for the first quarter of 2019 was $1.8 million, an increase of $27 thousand, or 1.5%, when compared to the same period in 2018. This increase was driven primarily by an increase in insurance and investment fees of $87 thousand, which was mainly reduced by a decrease in other non-interest income of $58 thousand.

Noninterest expense decreased $411 thousand, or 5.4%, to $7.3 million for the first quarter 2019 as compared to $7.6 million for the first quarter of 2018. The primary driver of this decrease was a reduction of $321 thousand in other operating expenses and a reduction of $143 thousand in occupancy and equipment expense. Salaries and employee benefits remained essentially unchanged at $3.6 million in each of the periods compared. Data processing and telecommunications increased $51 thousand compared to the same period in the prior year. The reduction in other operating expenses was driven by across-the-board declines in advertising, legal and professional fees, loan related expenses, printing and supplies, and other real estate owned expenses.

The efficiency ratio, a non-GAAP measure, improved to 91.8% for the first quarter of 2019 as compared 97.6% for the same period in 2018, primarily as a result of the decreases in non-interest expenses mentioned above. For 2019 we have undertaken steps to assess our operating costs and implement plans to either reduce costs or improve efficiencies. We have identified several areas that we will phase in over the remainder of the year. Some of these changes may result in one-time costs to realize future savings for such things as contract terminations or restructurings. One area currently being assessed are our data transmission and telecommunication costs, which have the potential to provide net cumulative savings of approximately $900 thousand over a five year period.

Balance Sheet

Total assets increased $39.7 million, or 5.8%, to $721.9 million at March 31, 2019 from $682.1 million at December 31, 2018. Increases in interest-bearing deposits in other banks and loans of $36.4 million and $6.5 million, respectively, were funded primarily by increases in deposits of $42.4 million. We anticipate that total assets will continue to increase due to our plan to conservatively and prudently grow the loan portfolio. Deposit growth for the first quarter was impacted by cyclical increases in non interest-bearing deposits, related to the timing of certain recurring payroll and social security deposits, combined with the impact of customers’ tax refunds. The impact of the timing of the recurring deposits is approximately $8 million. Additionally, interest-bearing deposits included approximately $19 million of funds deposited by a related party early in 2019. This deposit is considered to be temporary.

Total investments decreased $1.4 million, or 2.4%, to $58.0 million at March 31, 2019 from $59.4 million at December 31, 2018, primarily due to principal paydowns of $2.5 million, offset by purchases of $790 thousand. There were no sales of investments during the three months.

Total loans increased $6.5 million, or 1.2%, to $553.6 million at March 31, 2019 as compared to $547.1 million at December 31, 2018. We believe our focus on developing new and existing lending relationships should continue to grow the loan portfolio, subject to the economy and heightened competition in our markets. While loan demand has lessened somewhat from that experienced in the past two years, we continue to see opportunities to provide credit at reasonable terms. At March 31, 2019 approximately $12 million in new loans were in the pipeline.

Total deposits increased $42.4 million, or 7.1%, to $638.4 million at March 31, 2019 from $596.0 million at December 31, 2018. Influenced by items discussed above, noninterest-bearing demand deposits increased $13.2 million, or 8.1%. Interest-bearing deposits increased $29.2 million, or 6.8%, driven by increases in every type of retail account. This allowed us to reduce wholesale deposits and federal funds purchased by $2.8 million and $3.6 million, respectively, during the first quarter. Due to competitive pressures and rising interest rates, we expect to see continued increases in the interest we pay on deposits in 2019. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Borrowed funds from the Federal Home Loan Bank of $7.0 million and Trust Preferred Securities of $16.5 million at March 31, 2019, were unchanged compared to December 31, 2018.

The following table presents the FHLB advances:

(Dollars in thousands)	Maturity Date	Rate	March 31, 2019	December 31, 2018
Fixed Rate Hybrid	6/28/2019	0.99%	2,000	2,000
Fixed Rate Hybrid	6/30/2021	1.34%	5,000	5,000
Total			$7,000	$7,000

Total equity at March 31, 2019 was $52.0 million, an increase of $776 thousand, or 1.5%, compared to $51.3 million at December 31, 2018. Net income of $406 thousand and comprehensive income of $370 thousand drove this increase.

Asset Quality

Non-performing assets increased $2.5 million during the first quarter. Although other real estate owned (OREO) balances decreased by $1.1 million, nonaccruing loans increased by $3.6 million. As a result, the ratio of nonperforming assets to total assets increased to 1.80% at March 31, 2019, compared to 1.16% at December 31, 2018. The increase in nonperforming loans during the first quarter of 2019 is attributable to a single credit relationship totaling $2.6 million. The borrower ceased business operations during the quarter and we are negotiating the orderly liquidation of the equipment held as collateral. Our initial assessment of the value and condition of the collateral indicates little risk of loss.

Nonperforming assets include nonaccrual loans, other real estate owned and loans past due more than 90 days still accruing interest. Our policy is to place loans on nonaccruing status once they reach 90 days past due. The makeup of the nonaccruing loans is primarily those secured by residential mortgages, farmland and commercial property, in that order. Other real estate owned is primarily made up of commercial and single family residential properties. We continue extensive and aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to reduce nonperforming assets. We are mindful of the impact on earnings and capital as we work to achieve our goal to reduce nonperforming assets. However, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Nonperforming assets consisted of the following:

	March 31, 2019	December 31, 2018
Nonaccrual loans	$9,991	$6,369
Loans past due more than 90 days, still accruing	—	—
Nonperforming loans	9,991	6,369
Other real estate owned	4,855	5,937
Nonperforming assets	$14,846	$12,306

Nonperforming loans/Total loans at period end	1.80%	1.16%
Nonperforming assets/Total assets at period end	2.06%	1.80%

All OREO properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first three months of 2019, no other real estate owned was acquired as a result of settlement of foreclosed loans. Foreclosed real estate sales for the first three months of 2019 totaled $856 thousand resulting in a net gain of $8 thousand. In an effort to reduce our level of foreclosed properties, we have taken an aggressive approach toward liquidating properties by making pricing adjustments and holding auctions on several of our older properties. As we continue these efforts, additional losses could occur, while reducing future carrying costs. We do have lease agreements on certain OREO properties which are generating rental income at market rates. Rental income on OREO properties was $16 thousand for the first three months of 2019 compared to $54 thousand for the first three months of 2018.

Loans rated substandard were $10.4 million at March 31, 2019, an increase of $3.1 million from $7.3 million at December 31, 2018. Total past due loans increased from $6.8 million at December 31, 2018, to $10.3 million at March 31, 2019, due largely to the commercial credit discussed, previously.

Our allowance for loan losses at March 31, 2019 was $5.5 million, or 0.99% of total loans as compared to $5.3 million, or 0.98% of total loans at December 31, 2018. Impaired loans increased $2.8 million, or 34.7%, to $10.7 million with an estimated related specific allowance of $254 thousand for potential losses at March 31, 2019 as compared to $8.0 million in impaired loans with an estimated related allowance of $318 thousand at the end of 2018. A provision of $135 thousand was recognized for the first quarter of 2019 and $64 thousand for the first quarter of 2018. In the first three months of 2019, net charge-offs were $4 thousand, or 0.0% of average loans, as compared to $557 thousand, or 0.11% of average loans, for the same period of 2018. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Specific allowance	$254	$318
General allowance	5,213	5,018
Total allowance	$5,467	$5,336

Impaired loans	$10,745	$7,976
Other loans	542,840	539,120
Total loans	$553,585	$547,096

Total allowance/Total loans	0.99%	0.98%
General allowance/Other loans	0.96%	0.93%

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $5.3 million and $5.5 million existed at March 31, 2019 and December 31, 2018, respectively. Our income tax expense was computed at the revised corporate income tax rate of 21% of taxable income for 2018 and 2019 due to the enactment of the Tax Cuts and Jobs Act (“TCJA”) which became law on December 22, 2017. Income tax expense was previously calculated at 34% of taxable income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Total stockholders’ equity at March 31, 2019 was $52.0 million compared to $51.3 million at December 31, 2018, an increase of $776 thousand. The increase includes unrealized gains related to the available-for-sale portfolio, net of tax, of $370 thousand, plus net income of $406 thousand for the three-month period.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is not obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios along with the minimum regulatory thresholds to be considered well-capitalized are presented in the following table:

	Well-Capitalized Regulatory Threshold	March 31, 2019	December 31, 2018
Tier 1 leverage	5.00%	9.21%	9.59%
Common equity Tier 1	6.50%	13.31%	13.29%
Tier 1 risk-based capital	8.00%	13.31%	13.29%
Total risk-based capital	10.00%	14.43%	14.39%

At March 31, 2019, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Company and Bank are now subject to a Common Equity Tier 1 ratio set out above.

The tangible book value per common share was $2.21 at March 31, 2019 compared to $2.19 at December 31, 2018. Other key performance indicators are as follows:

	March 31, 2019	March 31, 2018
Return on average assets[1]	0.23%	0.05%
Return on average equity[1]	3.20%	0.64%
Average equity to average assets	7.24%	7.59%

1 Annualized

Total assets increased during the first three months of 2019 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our current capital levels will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $114.4 million at March 31, 2019, an increase from $79.5 million at December 31, 2018. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs during 2019.

At March 31, 2019, all of our investments were classified as available-for-sale. These investments provide a source of liquidity in the amount of $50.3 million, which is net of the $7.7 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank.

Our loan to deposit ratio was 86.71% at March 31, 2019 and 91.80% at December 31, 2018. We anticipate this ratio to remain at or below 90% for the foreseeable future.

Available third-party sources of liquidity at March 31, 2019 include the following: a line of credit with the Federal Home Loan Bank of Atlanta, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We also have the ability to borrow $20.0 million in secured and unsecured federal funds.

The Bank’s total line of credit with the FHLB is $170.2 million, with unused availability at March 31, 2019 of $146.2 million. Advances outstanding at March 31, 2019 were $7.0 million and the line also secures letters of credit totaling $17.0 million. The line is secured by a blanket lien on our residential real estate loans which amounted to $140.2 million at March 31, 2019.

The Bank also has access to the brokered deposits market and the Certificate of Deposit Registry Service (“CDARS”). At March 31, 2019, we held no brokered deposits and $10.7 million in CDARS reciprocal time deposits.

The Bank is also a member of an internet certificate of deposit network whereby we may purchase funds from other financial institutions at auction. We may invest funds through this network as well. Currently, we only intend to use this source of liquidity in a liquidity crisis event.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, we do not anticipate using this funding source except as a last resort.

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

The bank holding company has approximately $271 thousand in cash on deposit at the Bank as of March 31, 2019. These funds will be used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed. The Company is making quarterly interest payments on the trust preferred securities. During the first quarter of 2019, the bank paid a $125,000 cash dividend to the holding company.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended March 31, 2019 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

NEW PEOPLES BANKSHARES, INC. (Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	May 15, 2019

By:	/s/ JOHN J. BOCZAR
John J. Boczar
Executive Vice President and Chief Financial Officer

Date:	May 15, 2019

Index of Exhibits

No.	Description
2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
10.11*	Employment Agreement dated December 1, 2017 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2017).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Denotes management contract.