Form 10-Q
period 2019-06-30
NEW PEOPLES BANKSHARES INC
filed 2019-08-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2019
Common Stock, $2.00 par value	23,922,086

NEW PEOPLES BANKSHARES, INC.
	INDEX
		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Income – Six Months
	Ended June 30, 2019 and 2018 (Unaudited)	3
	Consolidated Statements of Income – Three Months
	Ended June 30, 2019 and 2018 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) – Three and Six Months
	Ended June 30, 2019 and 2018 (Unaudited)	5
	Consolidated Balance Sheets – June 30, 2019 (Unaudited) and December 31, 2018	6
	Consolidated Statements of Changes in Stockholders’ Equity -
	Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)	7
	Consolidated Statements of Cash Flows – Six Months
	Ended June 30, 2019 and 2018 (Unaudited)	8
	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	37
PART II	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
SIGNATURES		38

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC. CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2019	2018
Loans including fees	$14,072	$12,920
Federal funds sold	3	1
Interest-earning deposits with banks	474	160
Investments	733	805
Dividends on equity securities (restricted)	80	73
Total Interest and Dividend Income	15,362	13,959
INTEREST EXPENSE
Deposits	2,520	1,465
Borrowed funds	464	437
Total Interest Expense	2,984	1,902
NET INTEREST INCOME	12,378	12,057
PROVISION FOR LOAN LOSSES	270	126
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	12,108	11,931
NONINTEREST INCOME
Service charges and fees	1,713	1,786
Card processing and interchange	1,476	1,389
Insurance and investment fees	323	253
Other noninterest income	233	193
Total Noninterest Income	3,745	3,621
NONINTEREST EXPENSES
Salaries and employee benefits	7,476	7,314
Occupancy and equipment expense	2,279	2,591
Data processing and telecommunications	1,298	1,340
Other operating expenses	3,859	4,289
Total Noninterest Expenses	14,912	15,534
INCOME BEFORE INCOME TAXES	941	18
INCOME TAX EXPENSE (BENEFIT)	190	(13)
NET INCOME	$751	$31
Income Per Share

Basic	$0.03	$0.00

Fully Diluted	$0.03	$0.00
Average Weighted Shares of Common Stock

Basic	23,922,086	23,922,086

Diluted	23,922,086	23,922,086

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC. CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2019	2018
Loans including fees	$7,130	$6,462
Federal funds sold	2	1
Interest-earning deposits with banks	231	95
Investments	365	397
Dividends on equity securities (restricted)	42	38
Total Interest and Dividend Income	7,770	6,993
INTEREST EXPENSE
Deposits	1,260	769
Borrowed funds	228	245
Total Interest Expense	1,488	1,014
NET INTEREST INCOME	6,282	5,979
PROVISION FOR LOAN LOSSES	135	63
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,147	5,916
NONINTEREST INCOME
Service charges and fees	872	919
Card processing and interchange	797	734
Insurance and investment fees	161	179
Other noninterest income	139	39
Total Noninterest Income	1,969	1,871
NONINTEREST EXPENSES
Salaries and employee benefits	3,830	3,670
Occupancy and equipment expense	1,130	1,299
Data processing and telecommunications	643	736
Other operating expenses	2,081	2,190
Total Noninterest Expenses	7,684	7,895
INCOME (LOSS) BEFORE INCOME TAXES	432	(108)
INCOME TAX EXPENSE (BENEFIT)	87	(59)
NET INCOME (LOSS)	$345	$(49)
Income (Loss) Per Share

Basic	$0.01	$(0.00)

Fully Diluted	$0.01	$(0.00)
Weighted Average Shares of Common Stock

Basic	23,922,086	23,922,086

Diluted	23,922,086	23,922,086

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$345	$(49)	$751	$31
Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	1,023	(207)	1,490	(1,248)
Tax related to unrealized (losses) gains	(215)	43	(312)	263
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	808	(164)	1,178	(985)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,153	$(213)	$1,929	$(954)

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

ASSETS	June 30,	December 31,
	2019	2018
Cash and due from banks	$15,656	$12,245
Interest-bearing deposits with banks	29,696	15,664
Federal funds sold	228	264
Total Cash and Cash Equivalents	45,580	28,173
Investment securities available-for-sale	56,398	59,407
Loans held for sale	4,487	—
Loans receivable	551,131	547,096
Allowance for loan losses	(5,188)	(5,336)
Net Loans	545,943	541,760
Bank premises and equipment, net	23,496	24,195
Other real estate owned	4,024	5,937
Accrued interest receivable	2,142	1,934
Deferred taxes, net	4,973	5,476
Right-of-use assets – operating leases	4,783	4,942
Other assets	10,126	10,318
Total Assets	$701,952	$682,142
LIABILITIES

Deposits:
Noninterest bearing	$173,715	$164,298
Interest-bearing	445,598	431,694
Total Deposits	619,313	595,992
Borrowed funds	21,496	27,126
Lease liabilities – operating leases	4,783	4,942
Accrued interest payable	675	587
Accrued expenses and other liabilities	2,506	2,245
Total Liabilities	648,773	630,892
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized;
23,922,086 shares issued and outstanding at
June 30, 2019 and December 31, 2018	47,844	47,844
Additional paid-in-capital	14,570	14,570
Retained deficit	(9,177)	(9,928)
Accumulated other comprehensive loss	(58)	(1,236)
Total Stockholders’ Equity	53,179	51,250
Total Liabilities and Stockholders’ Equity	$701,952	$682,142

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares				Accumulated
	of		Additional		Other	Total
	Common	Common	Paid-in-	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2017	23,922	$47,844	$14,570	$(10,847)	$(594)	$50,973
Net income	-	-	-	80	-	80
Other comprehensive loss,
net of tax	-	-	-	-	(821)	(821)
Balance, March 31, 2018	23,922	$47,844	$14,570	$(10,767)	$(1,415)	$50,232
Net loss	-	-	-	(49)	-	(49)
Other comprehensive loss,
net of tax	-	-	-	-	(164)	(164)
Balance, June 30, 2018	23,922	$47,844	$14,570	$(10,816)	$(1,579)	$50,019

Balance, December 31, 2018		23,922	$47,844	$14,570	$(9,928)	$(1,236)	$51,250
Net income		-	-	-	406	-	406
Other	comprehensive
income, net of tax		-	-	-	-	370	370
Balance, March 31, 2019		23,922	$47,844	$14,570	$(9,522)	$(866)	$52,076

Net income		-	-	-	345	-	345
Other	comprehensive
income,
net of tax		-	-	-	-	808	808
Balance, June 30, 2019		23,922	$47,844	$14,570	$(9,177)	$(58)	$53,179

The accompanying notes are an integral part of this statement.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN THOUSANDS)

(UNAUDITED)

	2019		2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$751	$31
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of bond premiums/discounts		273	330
Provision for loan losses		270	126
Depreciation		1,189	1,295
Income on life insurance		(29)	(28)
Gain on sale of mortgage loans		(26)	-
Loss on sale of premises and equipment		4	82
Loss on sale of foreclosed assets		39	111
Adjustment of carrying value of foreclosed real estate		214	198
Deferred tax cost (benefit)		191	(12)
Net change in:
Interest receivable		(208)	135
Other assets		235	66
Accrued interest payable		88	85
Accrued expenses and other liabilities		261	(1,003)
Net Cash Provided by Operating Activities		3,252	1,416
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable		(8,210)	(16,694)
Net increase in loans available for sale		(102)	-
Purchase of securities available-for-sale		(790)	-
Proceeds from sales, maturities, and principal paydowns of securities
available-for-sale		5,016	5,515
Net purchase of equity securities (restricted)		(14)	(489)
Proceeds from sale of premises and equipment		1	777
Payments for the purchase of premises and equipment		(495)	(1,471)
Proceeds from insurance claims on other real estate owned		19	-
Proceeds from sales of other real estate owned		1,039	1,265
Net Cash Used In Investing Activities		(3,536)	(11,097)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowed funds		(5,630)	11,442
Net change in non-interest bearing deposits		9,417	12,909
Net change in interest bearing deposits		13,904	(3,902)
Net Cash Provided by Financing Activities		17,691	20,449
Net increase in cash and cash equivalents		17,407	10,768
Cash and Cash Equivalents, Beginning of Period		28,173	32,705
Cash and Cash Equivalents, End of Period		$45,580	$43,473
Supplemental Disclosure of Cash Paid During the Period for:

Interest		$2,896	$1,817
Taxes		$-	$320
Supplemental Disclosure of Non Cash Transactions:
Transfer of loans to Loans held for Sale		$4,359	-
Other real estate acquired in settlement of foreclosed loans		$45	$1,289
Loans made to finance sale of foreclosed real estate		$647	$467
Change in unrealized gains (losses) on securities available-for-sale		$1,490	$(1,248)

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

NOTE 2 ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2019 and December 31, 2018, and the results of operations for the three and six-month periods ended June 30, 2019 and 2018. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

NOTE 3 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued related to outstanding common stock warrants are determined by the Treasury method. There were no dilutive potential common shares for the three and six months ended June 30, 2019. Basic and diluted net income per common share calculations follow:

(Amounts in Thousands, Except	For the three months		For the six months
Share and Per Share Data)	ended June 30,		ended June 30,

	2019	2018	2019	2018

Net income (loss)	$345	$(49)	$751	$31

Weighted average shares outstanding	23,922,086	23,922,086	23,922,086	23,922,086
Dilutive shares	-	-	-	-

Weighted average dilutive shares outstanding	23,922,086	23,922,086	23,922,086	23,922,086

Basic income (loss) per share	$0.01	$(0.00)	$0.03	$0.00

Diluted income (loss) per share	$0.01	$(0.00)	$0.03	$0.00

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2019 and December 31, 2018, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

					Minimum to Be Well
					Capitalized Under
					Prompt Corrective
	Actual		Minimum Capital Requirement		Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	$70,635	14.70%	$38,453	8.0%	$48,066	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	65,447	13.62%	28,840	6.0%	38,453	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	65,447	9.25%	28,312	4.0%	35,390	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets:
New Peoples Bank, Inc.	65,447	13.62%	21,630	4.5%	31,243	6.5%
December 31, 2018:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	$70,002	14.39%	$38,912	8.0%	$48,640	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	64,666	13.29%	29,184	6.0%	38,912	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	64,666	9.59%	26,960	4.0%	33,700	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets:
New Peoples Bank, Inc.	64,666	13.29%	21,888	4.5%	31,616	6.5%

As of June 30, 2019, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There were no subsequent conditions or events that management believes have changed the Bank’s category.

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Bank’s capital conservation buffer is 6.70% as of June 30, 2019.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
June 30, 2019
U.S. Government Agencies	$17,738	$87	$(108)	$17,717
Taxable municipals	4,409	52	-	4,461
Corporate bonds	5,415	104	-	5,519
Mortgage backed securities	28,911	67	(277)	28,701
Total Securities AFS	$56,473	$310	$(385)	$56,398
December 31, 2018
U.S. Government Agencies	$19,755	$26	$(392)	$19,389
Taxable municipals	4,428	-	(115)	4,313
Corporate bonds	5,422	47	(149)	5,320
Mortgage backed securities	31,366	11	(992)	30,385
Total Securities AFS	$60,971	$84	$(1,648)	$59,407

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018.

	Less than 12 Months		12 Months or More			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars are in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2019
U.S. Government Agencies	$1,267	$(1)	$9,508	$(107)	$10,775	$(108)
Taxable municipals	-	-	518	-	518	-
Corporate bonds	-	-	-	-	-	-
Mtg. backed securities	2	-	24,429	(277)	24,431	(277)
Total Securities AFS	$1,269	$(1)	$34,455	$(384)	$35,724	$(385)
December 31, 2018
U.S. Government Agencies	$5,013	$(68)	$11,585	$(324)	$16,599	$(392)
Taxable municipals	-	-	4,049	(115)	4,049	(115)
Corporate bonds	1,713	(43)	1,423	(106)	3,136	(149)
Mtg. backed securities	165	(2)	29,245	(990)	29,410	(992)
Total Securities AFS	$6,891	$(113)	$46,302	$(1,535)	$53,194	$(1,648)

At June 30, 2019, there were 119 securities in a loss position, of which 114 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $7.6 million and $8.0 million at June 30, 2019 and December 31, 2018, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

There were no sales of investment securities during the six months ended June 30, 2019 or June 30, 2018.

The amortized cost and fair value of investment securities at June 30, 2019, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$2	$2	-%
Due after one year through five years	5,643	5,685	2.60%
Due after five years through ten years	14,326	14,402	3.39%
Due after ten years	36,502	36,309	2.45%
Total	$56,473	$56,398	2.70%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million and $2.5 million as of June 30, 2019 and December 31, 2018, respectively.

NOTE 6 LOANS:

Loans held for sale includes $128 thousand of loans related to our secondary mortgage program, which are now being originated in the Bank’s name. Previously, these loans were originated and funded in the name of the purchaser and were not included in loans receivable. The additional $4.4 million in loans held for sale is the fair value of classified and underperforming loans that were under a sales agreement classified as loans held for sale at June 30, 2019. This loan sale settled July 3, 2019.

Loans receivable outstanding are summarized as follows:
(Dollars are in thousands)	June 30, 2019	December 31, 2018
Real estate secured:

Commercial	$159,156	$140,862
Construction and land development	29,285	35,119
Residential 1-4 family	244,433	249,946
Multifamily	13,110	13,496
Farmland	21,392	22,114
Total real estate loans	467,376	461,537
Commercial	54,902	55,157
Agriculture	5,185	5,266
Consumer installment loans	23,106	24,538
All other loans	562	598
Total loans	$551,131	$547,096

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	June 30, 2019	December 31, 2018
Real estate secured:

Commercial	$609	$784
Construction and land development	167	157
Residential 1-4 family	2,333	3,626
Multifamily	-	76
Farmland	813	1,637
Total real estate loans	3,922	6,300
Commercial	1,601	61
Agriculture	-	1
Consumer installment loans	19	7
Total loans receivable on nonaccrual status	$5,542	$6,369

Total interest income not recognized on nonaccrual loans for the six months ended June 30, 2019 and 2018 was $379 thousand and $390 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of June 30, 2019 and December 31, 2018:

		Unpaid
As of June 30, 2019	Recorded	Principal	Related
(Dollars are in thousands)	Investment	Balance	Allowance
With no related allowance recorded:

Real estate secured:
Commercial	$1,783	$1,837	$-
Construction and land development	89	362	-
Residential 1-4 family	1,221	1,292	-
Multifamily	-	-	-
Farmland	819	1,011	-
Commercial	-	-	-
Agriculture	-	-	-
Consumer installment loans	6	6	-
All other loans	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	376	384	7
Construction and land development	-	-	-
Residential 1-4 family	623	641	116
Multifamily	-	-	-
Farmland	221	232	3
Commercial	1,610	1,633	681
Agriculture	-	-	-
Consumer installment loans	-	-	-
All other loans	-	-	-

Total	$6,748	$7,398	$807

		Unpaid
As of December 31, 2018	Recorded	Principal	Related
(Dollars are in thousands)	Investment	Balance	Allowance
With no related allowance recorded:

Real estate secured:
Commercial	$1,887	$1,941	$-
Construction and land development	114	379	-
Residential 1-4 family	2,880	3,168	-
Multifamily	75	117	-
Farmland	1,693	1,880	-
Commercial	-	-	-
Agriculture	-	-	-
Consumer installment loans	-	-	-
All other loans	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	435	539	40
Construction and land development	-	-	-
Residential 1-4 family	431	454	132
Multifamily	-	-	-
Farmland	345	358	132
Commercial	109	109	13
Agriculture	-	-	-
Consumer installment loans	7	7	1
All other loans	-	-	-

Total	$7,976	$8,952	$318

The following table presents information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

		Six Months Ended

	June 30, 2019		June 30, 2018

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars are in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Real estate secured:
Commercial	$1,833	$42	$2,746	$54
Construction and land
development	102	-	246	-
Residential 1-4 family	2,316	39	3,291	87
Multifamily	49	1	191	4
Farmland	1,394	13	1,430	42
Commercial	891	11	216	-
Agriculture	-	-	5	-
Consumer installment loans	2	-	3	-
All other loans	-	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	539	1	1,698	16
Construction and land	-		-
development		-		-
Residential 1-4 family	466	10	378	7
Multifamily	-	-	-	-
Farmland	297	6	371	-
Commercial	596	5	354	2
Agriculture	-	-	-	-
Consumer installment loans	4		5	1
All other loans	-	-	-	-

Total	$8,489	$128	$10,934	$213

		Three Months Ended

	June 30, 2019		June 30, 2018

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars are in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Real estate secured:
Commercial	$1,806	$20	$2,796	$26
Construction and land
development	96	-	158	-
Residential 1-4 family	2,034	-	3,144	45
Multifamily	36	-	147	-
Farmland	1,245	6	1,514	30
Commercial	1,336	-	10	-
Agriculture	-	-	2	-
Consumer installment loans	3	-	-	-
All other loans	-	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	591	1	1,296	-
Construction and land
development	-	-	-	-
Residential 1-4 family	484	10	357	3
Multifamily	-	-	-	-
Farmland	273	6	368	-
Commercial	840	5	286	2
Agriculture	-	-	-	-
Consumer installment loans	3	-	8	1
All other loans	-	-	-	-

Total	$8,747	$48	$10,086	$107

An age analysis of past due loans receivable is below. At June 30, 2019 and December 31, 2018, there were no loans over 90 days past due that were accruing.

			Loans
	Loans	Loans	90 or
	30-59	60-89	More	Total
	Days	Days	Days	Past
As of June 30, 2019	Past	Past	Past	Due	Current	Total
(Dollars are in thousands)	Due	Due	Due	Loans	Loans	Loans
Real estate secured:
Commercial	$991	$317	$87	$1,395	$157,761	$159,156
Construction and land						29,285
development	46	-	27	73	29,212
Residential 1-4 family	1,959	1,027	672	3,658	240,775	244,433
Multifamily	123	-	-	123	12,987	13,110
Farmland	289	-	-	289	21,103	21,392

Total real estate loans	3,408	1,344	786	5,538	461,838	467,376
Commercial	2,342	435	1,202	3,979	50,923	54,902
Agriculture	92	-	-	92	5,093	5,185
Consumer installment						23,106
loans	51	-	-	51	23,055
All other loans	-	2	18	20	542	562

Total loans	$5,893	$1,781	$2,006	$9,680	$541,451	$551,131

			Loans
	Loans	Loans	90 or
	30-59	60-89	More	Total
	Days	Days	Days	Past
As of December 31, 2018	Past	Past	Past	Due	Current	Total
(Dollars are in thousands)	Due	Due	Due	Loans	Loans	Loans
Real estate secured:
Commercial	$80	$31	$137	$248	$140,614	$140,862
Construction and land
development	70	-	27	97	35,022	35,119
Residential 1-4 family	3,468	564	525	4,557	245,389	249,946
Multifamily	-	273	-	273	13,223	13,496
Farmland	316	-	1090	1406	20,708	22,114
Total real estate loans	3,934	868	1,779	6,581	454,956	461,537
Commercial	68	-	61	129	55,028	55,157
Agriculture	22	-	-	22	5,244	5,266
Consumer installment
loans	74	15	-	89	24,449	24,538
All other loans	-	-	-	-	598	598
Total loans	$4,098	$883	$1,840	$6,821	$540,275	$547,096

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

Based on the most recent analysis performed, the risk categories of loans receivable was as follows:

As of June 30, 2019		Special
(Dollars are in thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$156,246	$2,301	$609	$-	$159,156
Construction and land development	28,802	316	167	-	29,285
Residential 1-4 family	241,071	1,126	2,236	-	244,433
Multifamily	13,110	-	-	-	13,110
Farmland	18,705	1,874	813	-	21,392

Total real estate loans	457,934	5,617	3,825	-	467,376
Commercial	51,010	2,296	75	1,521	54,902
Agriculture	5,172	13	-	-	5,185
Consumer installment loans	23,084	3	19	-	23,106
All other loans	562	-	-	-	562

Total	$537,762	$7,929	$3,919	$1,521	$551,131

As of December 31, 2018		Special
(Dollars are in thousands)	Pass	Mention	Substandard	Doubtful		Total
Real estate secured:
Commercial	$137,146	$2,890	$826		$-	$140,862
Construction and land development	34,231	718	170		-	35,119
Residential 1-4 family	243,950	1,523	4,473		-	249,946
Multifamily	13,357	63	76		-	13,496
Farmland	18,126	2,331	1,657		-	22,114
Total real estate loans	446,810	7,525	7,202		-	461,537
Commercial	52,156	2,940	61		-	55,157
Agriculture	5,255	10	1		-	5,266
Consumer installment loans	24,493	35	10		-	24,538
All other loans	598	-	-		-	598
Total	$529,312	$10,510	$7,274		$-	$547,096

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended June 30, 2019. Included in the charge-off and recovery activity is $113 thousand of charge-offs and $57 thousand of recoveries related to the sale of $4.4 million of classified and underperforming loans secured by real estate, which closed on July 3, 2019. The negative provision expense for loans secured by real estate is related to the sale of those loans. The large commercial charge-off amount is due to one customer who is liquidating their business. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of June 30, 2019	Beginning	Charge			Ending
(Dollars are in thousands)	Balance	Offs	Recoveries	Provisions	Balance
Real estate secured:
Commercial	$1,386	$-	$2	$(163)	$1,225
Construction and land development	202	-	34	(90)	146
Residential 1-4 family	2,437	(129)	157	(498)	1,967
Multifamily	89	-	30	(32)	87
Farmland	287	(33)	8	(144)	118
Total real estate loans	4,401	(162)	231	(927)	3,543
Commercial	448	(537)	45	1,427	1,383
Agriculture	37	-	1	(3)	35
Consumer installment loans	172	(43)	47	(17)	159
All other loans	3	-	-	-	3
Unallocated	275	-	-	(210)	65
Total	$5,336	$(742)	$324	$270	$5,188

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
As of June 30, 2019	for	for		for	for
(Dollars are in thousands)	Impairment	Impairment	Total	Impairment	Impairment	Total
Real estate secured:
Commercial	$7	$1,218	$1,225	$2,159	$156,997	$159,156
Construction and land			146			29,285
development	-	146		89	29,196

Residential 1-4 family	116	1,851	1,967	1,844	242,590	244,433
Multifamily	-	87	87	-	13,110	13,110
Farmland	3	115	118	1,040	20,352	21,392
Total real estate loans	126	3,417	3,543	5,131	462,245	467,376
Commercial	682	701	1,383	1,610	53,292	54,902
Agriculture	-	35	35	-	5,185	5,185
Consumer installment loans	-	159	159	6	23,100	23,106
All other loans	-	3	3	-	562	562
Unallocated	-	65	65	-	-	-

Total	$808	$4,380	$5,188	$6,748	$544,384	$551,131

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2018	Beginning	Charge			Ending
(Dollars are in thousands)	Balance	Offs	Recoveries	Provisions	Balance
Real estate secured:
Commercial	$1,989	$(334)	$73	$(342)	$1,386

Construction and land development	191	(96)	11	96	202

Residential 1-4 family	2,400	(290)	73	254	2,437

Multifamily	106	-	-	(17)	89

Farmland	415	(58)	72	(142)	287

Total real estate loans	5,101	(778)	229	(151)	4,401

Commercial	660	(617)	84	321	448

Agriculture	20	-	1	16	37

Consumer installment loans	156	(75)	44	47	172

All other loans	3	-	-	-	3

Unallocated	256	-	-	19	275

Total	$6,196	$(1,470)	$358	$252	$5,336

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
As of December 31, 2018	for	for		for	for
(Dollars are in thousands)	Impairment	Impairment	Total	Impairment	Impairment	Total
Real estate secured:
Commercial	$40	$1,346	$1,386	$2,322	$138,540	$140,862

Construction and land			202
development	-	202		114	35,005	35,119
Residential 1-4 family	132	2,205	2,437	3,311	246,635	249,946

Multifamily	-	89	89	75	13,421	13,496

Farmland	132	155	287	2,038	20,076	22,114

Total real estate loans	304	4,097	4,401	7,860	453,677	461,537

Commercial	13	435	448	109	55,048	55,157

Agriculture	-	37	37	-	5,266	5,266

Consumer installment loans	1	171	172	7	24,531	24,538

All other loans	-	3	3	-	598	598

Unallocated	-	275	275	-	-	-

Total	$318	$5,018	$5,336	$7,976	$539,120	$547,096

In determining the amount of our allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as any regulatory input. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At June 30, 2019 there were $4.1 million in loans that are classified as troubled debt restructurings compared to $5.4 million at December 31, 2018. All loans considered to be troubled debt restructurings are individually evaluated for impairment as part of the allowance for loan losses calculation. The following table presents information related to loans modified as troubled debt restructurings during the six and three months ended June 30, 2019 and 2018.

		For the six months ended			For the six months ended
		June 30, 2019			June 30, 2018
		Pre-Mod.			Pre-Mod.	Post-Mod.
Troubled Debt	# of	Recorded	Post-Mod.	# of	Recorded	Recorded
Restructurings	Loans	Investment		Loans	Investment	Investment
Recorded

(Dollars are in thousands)			Investment
Real estate secured:
Commercial	-	$-	$-	-	$-	$-
Construction and land
Development	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Farmland	1	281	281	-	-	-
Total real estate loans	-	-	-	-	-	-
Commercial				-	-	-
Agriculture	-	-	-	-	-	-
Consumer installment loans	-	-	-	-	-	-
All other loans	-	-	-	-	-	-
Total	1	$281	$281	-	$-	$-

		For the three months ended			For the three months ended
		June 30, 2019			June 30, 2018
Troubled Debt		Pre-Mod.	Post-Mod.		Pre-Mod.	Post-Mod.
Restructurings	# of	Recorded		# of	Recorded	Recorded
Recorded
(Dollars are in thousands)	Loans	Investment		Loans	Investment	Investment
Investment
Real estate secured:
Commercial	-	$-	$-	-	$-	$-
Construction and land
Development	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Farmland	1	281	281	-	-	-
Total real estate loans	-	-	-	-	-	-
Commercial				-	-	-
Agriculture	-	-	-	-	-	-
Consumer installment loans	-	-	-	-	-	-
All other loans	-	-	-	-	-	-
Total	1	$281	$281	-	$-	$-

During the three months ended June 30, 2019, the Company modified one loan for which the modification was considered to be a troubled debt restructuring. This loan is secured by farmland and the modification is related to a court-ordered payment plan. No modified loans were considered to be troubled debt restructurings during the first three months of 2019.

During the six and three months ended June 30, 2018, the Company modified no loans for which the modification was considered to be a troubled debt restructuring.

No loans modified as a troubled debt restructurings defaulted during the three or six months ended June 30, 2019 or 2018. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30,	December 31,
(Dollars are in thousands)	2019	2018
Balance, beginning of period	$5,937	$6,859
Additions	45	1,719
Proceeds from sales	(1,039)	(1,405)
Proceeds from insurance claims	(19)	-
Loans made to finance sales	(647)	(569)
Adjustment of carrying value	(214)	(542)
Deferred gain from sales	-	10
Losses from sales	(39)	(135)
Balance, end of period	$4,024	$5,937

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

Assets measured at fair value on a recurring basis are as follows. There were no liabilities measured at fair value on a recurring basis.

(Dollars are in thousands)	Quoted market		Significant
	price in active	Significant other	unobservable
	markets	observable inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Available-for-sale investments
U.S. Government Agencies	$-	$17,717	$-
Taxable municipals	-	4,461	-
Corporate bonds	-	5,519	-
Mortgage backed securities	-	28,701	-
Total	$-	$56,398	$-
December 31, 2018
Available-for-sale investments
U.S. Government Agencies	$-	$19,389	$-
Taxable municipals	-	4,313	-
Corporate bonds	-	5,320	-
Mortgage backed securities	-	30,385	-
Total	$-	$59,407	$-

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

(Dollars are in thousands)	Quoted market		Significant
	price in active	Significant other	unobservable
	markets	observable inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Other real estate owned	$-	$-	$4,024
Impaired loans	-	-	5,941
Total	$-	$-	$9,965
December 31, 2018

Other real estate owned	$-	$-	$5,937
Impaired loans	-	-	7,658
Total	$-	$-	$13,595

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

General
Range of
	Fair Value			Significant	Significant
(Dollars in	at June 30,		Valuation	Unobservable	Unobservable
thousands)	2019		Technique	Inputs	Input Values
Impaired Loans	$5,941	$	Appraised	Discounts to reflect	0–18%
			Value/Discounted	current market
			Cash	conditions, ultimate
			Flows/Market	collectability, and
			Value of Note	estimated costs to
sell
Other Real Estate	$4,024	$	Appraised	Discounts to reflect	0–18%
Owned			Value/Comparable	current market
			Sales/Other	conditions and
			Estimates from	estimated costs to
			Independent	sell
Sources

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows:

					Fair Value Measurements
			Quoted
			market		Significant
			price in		other	Significant
			active		observable	unobservable
(Dollars are in thousands)	Carrying	Fair	markets		inputs	inputs
	Amount	Value	(Level 1)		(Level 2)	(Level 3)
June 30, 2019
Financial Instruments – Assets
Net Loans	$545,943	$538,134		$-	$532,195	$5,939
Financial Instruments –
Liabilities
Time Deposits	255,714	259,495		-	259,495	-
FHLB Advances	5,000	5,079		-	5,079	-
Trust Preferred Securities	16,496	13,756		-	13,756	-
December 31, 2018
Financial Instruments – Assets
Net Loans	$541,760	$534,425		$-	$526,767	$7,658
Financial Instruments– Liabilities
Time Deposits	258,850	258,671		-	258,671	-
FHLB Advances	7,000	7,215		-	7,215	-
Trust Preferred Securities	16,496	14,425		-	14,425	-

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

The carrying values of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities, and accrued interest approximates fair value and are excluded from the table above.

In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2019 and December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.

NOTE 11 SALE AND LEASEBACK TRANSACTIONS:

In anticipation of certain sale and leaseback transactions, the Company adopted ASU No. 2016-02 Leases (Topic 842) in 2017. This ASU revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. As a result of this transaction the Company recognized initial right-to-use assets – operating leases of approximately $5.3 million, along with corresponding lease liabilities of approximately $5.3 million. The $5.3 million was determined by calculating the present value of the annual cash lease payments using a discount rate of 3.25%. The 3.25% discount rate was determined to be the 15-year incremental borrowing rate as of May 31, 2017.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At June 30, 2019, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2019	$221
2020	440
2021	416
2022	436
2023	450
Thereafter	3,965
Total lease payments	5,928
Less imputed interest	1,145
Total	$4,783

NOTE 12 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within Non-interest income. The following table presents Non-interest income by revenue stream for the three and six months ended June 30, 2019 and 2018.

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2019	2018	2019	2018

Service charges and fees	$872	$919	$1,713	$1,786
Card Processing and interchange	797	734	1,476	1,389
income

Insurance and investment fees	161	179	323	253
Other noninterest income	139	39	233	193

Total Noninterest Income	$1,969	$1,871	$3,745	$3,621

NOTE 13 NONINTEREST EXPENSES:

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars are in thousands)	2019	2018	2019	2018
Advertising	$86	$114	$152	$261
ATM network expense	458	450	901	842
Legal and professional fees	420	406	702	773
Loan related expenses	170	130	291	330
Printing and supplies	39	66	78	202
FDIC insurance premiums	106	84	213	181
Other real estate owned, net	234	113	427	360
Other	568	827	1,095	1,340
Total other operating expenses
	$2,081	$2,190	$3,859	$4,289

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

A group of classified and underperforming loans, with outstanding contractual balances of $5.1 million, were under agreement to be sold in June 2019 with settlement effective July 3, 2019. These loans are shown in Loans held for sale on the face of the balance sheet as of June 30, 2019, at a fair value of $4.4 million. Included in these loans were nonaccrual loans totaling $2.8 million.

On July 30, 2019 the bank entered into an agreement, with an unrelated third party, to sell the land and building housing the branch site in Lebanon Virginia. This transaction is expected to close prior to August 31, 2019 with the bank providing financing to the purchaser. At closing the bank will execute a 15 year lease agreement to maintain its current operations at this site. This transaction is expected to result in a gain of approximately $790 thousand. In addition, the lease transaction will result in the recognition of a right-to-use asset and a lease obligation liability of approximately $1.2 million, each.

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or disclosure.

NOTE 15 RECENT ACCOUNTING DEVELOPMENTS:

The following is a summary of recent authoritative announcements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance became effective January 1, 2018. The amendment does not apply to revenue associated with financial instruments, such as loans and investment securities available for sale, and therefore had no material effect on our consolidated financial statements. Information related to revenue from contracts with customers is summarized at Note 12.

In January 2016, per Accounting Standards Update (“ASU”) 2016-01, the FASB amended the Financial Instruments topic of the Accounting Standards Codification (“ASC”), to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments became effective on January 1, 2018 and did not have a material effect on the financial statements. As discussed in Note 10, the Company measured the fair value of its loan portfolio using an exit price notion as of June 30, 2019.

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As discussed in Note 11, the Company early adopted ASU No. 2016-02 Leases (Topic 842).

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

In June 2016, per ASU No. 2016-13 ‘Financial Instruments – Credit Losses (Topic 326),’ the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. On July 17, 2019, the FASB voted to issue a proposal which would extend the effective date for implementation of ASU No. 2016-13 ‘Financial Instruments – Credit Losses (Topic 326)’ for small public lenders, among other entities, which would extend the effective date for the Company by three years to fiscal years beginning after December 15, 2022. Although this proposal has not yet been issued and also must undergo a comment period before finalization, it is widely expected that this extension will be granted. Should this proposal be adopted management expects to take advantage of the extension in order to better assess the impact of the implementation by others.

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The amendment became effective on January 1, 2018 and did not have a material effect on the financial statements.

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the ASC. The ASU incorporates into the ASC recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Company has assessed the impact on additional disclosure requirements for each of the standards and determined them to not have a material effect on its financial position, results of operations or cash flows.

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

In September 2017, the FASB updated the Revenue from Contracts with Customers and the Leases Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. The amendments were effective upon issuance. The Company has assessed the impact of adoption of this guidance, and determined it does not have a material effect on its financial statements.

In November 2017, the FASB updated the Income Statement and Revenue from Contracts with Customers Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance related to revenue recognition. The amendments were effective upon issuance and did not have a material effect on the financial statements.

In February 2018, the FASB Issued (ASU 2018-02), Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires Companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act. The Company early adopted this pronouncement by retrospective application to each period (or periods) in which the effect of the change in the tax rate under the Tax Cuts and Jobs Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings was $98 thousand as of December 31, 2018.

In February 2018, the FASB amended the Financial Instruments Topic of the ASC. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments were effective for the third quarter of 2018 subsequent to adopting the amendments in ASU 2016-01. All entities were able to early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they had adopted ASU 2016-01. The Company does not expect these amendments to have a material effect on its financial statements.

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

In May 2018, the FASB amended the Financial Services—Depository and Lending Topic of the ASC to remove outdated guidance related to Circular 202. The amendments were effective upon issuance and did not have a material effect on the Company’s financial statements.

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

In March 2019, as part of the FASB’s ongoing annual improvements project, it amended the Leases Topic of the ASC to clarify the Codification more generally and/or to correct unintended application of guidance. The amendments relate to determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows – sales-type and direct financing leases, and transition disclosures related to the Accounting Changes and Error Corrections Topic. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2019, as part of the FASB’s ongoing annual improvements project, it amended various Topics of the ASC related to financial instruments to clarify the Codification more generally and/or to correct unintended application of guidance. The amendments relate to Recognition and Measurement of Financial Assets and Financial Liabilities, Measurement of Credit Losses on Financial Instruments, and Targeted Improvements to Accounting for Hedging Activities. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2019, the FASB issued targeted transition relief for entities which irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the amendments to the transition guidance for ASU No. 2016-13 will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of adoption of this guidance on its financial statements.

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

Overview and Highlights

The Company had net income for the six months ended June 30, 2019 of $751 thousand, or basic net income per share of $0.03, as compared to the six months ended June 30, 2018 whereby the Company had net income of $31 thousand, or $0.00 basic net income per share.

The Company had net income for the quarter ended June 30, 2019 of $345 thousand, or basic net income per share of $0.01, as compared to a net loss of $49 thousand, or a basic net loss per share of $0.00, for the quarter ended June 30, 2018.

Total assets increased $19.8 million to $702.0 million at June 30, 2019 from $682.1 million at December 31, 2018.

Highlights as of and for the six and three-month periods ended June 30, 2019 include:

•	Deposit balances increased in excess of $23 million, which allowed reductions in borrowings, supported loan growth and increased cash available to support additional loan growth.

•	Loan balances increased approximately $8 million, after the transfer of $4.4 million in nonperforming and underperforming loans to held for sale at quarter end, pending the settlement of their sale.

•	Asset quality continues to improve, including reduced OREO balances, fewer charge-offs and an improved ratio of nonperforming assets, as compared to December 31, 2018 and years prior.

•	All income statement lines continue to trend in a positive direction – net interest income is higher, non-interest income is higher and non-interest expense is lower.

•	Net interest income improved, even as cost of funds increased, due to increased balances of loans and cash earning interest in other banks.

Comparison of the Six Months ended June 30, 2019 to June 30, 2018

Net income for the six months ended June 30, 2019 was $751 thousand, which was an increase of $721 thousand, or 24 times better than the same period in 2018. Interest income increased $1.4 million, or 10.1%, to $15.4 million for the first six months of 2019 compared to $14.0 million for the same period in 2018. The primary driver of this improvement was interest income on loans, which increased $1.2 million, or 8.9%, to $14.1 million for the first six months of 2019 from $12.9 million for the same period in 2018. Increased average loans provided the majority of the increase in interest income on loans. Deposits with other banks also provided an additional $314 thousand of interest income due to a combination of an increase in average balance and the interest rates paid. The increase in total interest income was also supported by an increase in the annualized yield earned on interest-earning assets, which improved to 4.72% for the first six months of 2019 compared to 4.64% for the first six months of 2018.

Although interest expense increased $1.1 million, or 56.9%, to $3.0 million for the first six months of 2019 from $1.9 million for the first six months of 2018, net interest income still increased because increases in interest income mitigated this increase in interest expense. The primary driver of this increased interest expense is higher interest rates on time deposits and money market accounts, which also contributed to an increase in the annualized cost of funds to 0.92% for the six months ended June 30, 2019 compared to 0.62% for the six months ended June 30, 2018.

We recognized provision for loan losses of $270 thousand during the first six months of 2019, compared to $126 thousand for the first half of 2018. Provisions are recognized to maintain the allowance for loan losses at a level that we deem appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized.

Noninterest income increased $125 thousand to $3.7 million for the six months ended June 30, 2019 from $3.6 million in the first half of 2018. Increased card processing and interchange income of $87 thousand was the primary driver. Insurance and investment fees also contributed an additional $70 thousand due to increased expansion efforts for our financial services operations.

Noninterest expense decreased $622 thousand, or 4.0%, to $14.9 million for the first half of 2019 from $15.5 million for the same period in 2018. Increases in salaries and employee benefits of $162 thousand were offset mainly by a decrease of $312 thousand in occupancy and equipment expense and a decrease of $430 thousand in other operating expense. The decrease in other operating expense is primarily attributable to a non-recurring expense of $220 thousand in the first half of 2018 related to the write-off of previously capitalized costs advanced for insurance and other collection charges related to previously charged-off loans and loan resolutions that was not repeated in 2019. During the second quarters of 2019 and 2018, costs for fees related to facilitating sales of loans totaling $158 thousand and $61 thousand, respectively, were recorded.

Our efficiency ratio, a non-GAAP measure which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, improved to 92.4% for the first half of 2019 compared to 99.1% for the first six months of 2018.

Comparison of the Three Months ended June 30, 2019 to June 30, 2018

The Company’s primary source of income is net interest income, which increased $304 thousand to $6.3 million during the second quarter of 2019 compared to $6.0 million during the second quarter of 2018, even as the net interest margin decreased to 3.83% from 3.92%. While interest income increased $777 thousand, or 11.1%, interest expense increased only $474 thousand, or 46.7%. Although the yield on earning assets increased by 16 basis points to 4.74% from 4.58%, the cost of funding increased 25 basis points to 0.91% from 0.66%, resulting in the lower net interest margin.

The provision for loan losses increased $72 thousand, or 114.3%, to $135 thousand for the second quarter of 2019 compared to $63 thousand for the second quarter of 2018. The increase in the provision was driven mainly by a large charge-off of one commercial loan relationship.

Noninterest income for the second quarter of 2019 was $2.0 million, an increase of $98 thousand, or 5.2%, when compared to the same period in 2018. This increase was driven primarily by a non-recurring loss on asset sales of $80 thousand which occurred in 2018 and was recognized as a reduction to other non-interest income.

Noninterest expense decreased $211 thousand, or 2.7%, to $7.7 million during the second quarter of 2019 as compared to $7.9 million for the second quarter of 2018. Increases in salaries and benefits expenses of $160 thousand were more than offset by reductions of $109 thousand in other operating expenses and a reduction of $169 thousand in occupancy and equipment expense. The main driver of the reduction in other operating expense is a non-recurring expense of $220 thousand in the second quarter of 2018 related to charged-off loans and loan resolutions discussed above. The lower occupancy and equipment expenses is due to reduced depreciation, as certain older assets reach the end of their depreciable life, combined with efforts to control repairs and maintenance costs, as well as, renegotiating existing contracts at lower costs. Salaries and employee benefits expenses increased to $3.8 million from $3.7 million, due to the combined effect of a change in group insurance programs which resulted in run-on costs for the predecessor plan exceeding the estimated accrual. Additionally deferred costs for loan originations decreased due to a decrease in the number of loan closings in the comparative quarters ended.

The efficiency ratio, a non-GAAP measure, improved to 93.1% for the second quarter of 2019 from 100.6% for the second quarter of 2018, primarily due to the increases in net interest income and non-interest income discussed above. Plans we implemented in the latter half of 2018 have also reduced operating costs and improved the efficiency ratio.

We expect further improvements in operating expenses of approximately $988 thousand over the next five years as a result of renegotiated contracts for data transmission and telecommunication costs.

Additionally, we are currently assessing the efficiency of some of our backroom operations in order to reduce some redundancies and improve the usage of various software technologies. While this process may result in the reduction of staff, we expect a number of any affected employees may transition to positions within the bank that are currently open.

Balance Sheet

Total assets increased $19.8 million, or 2.9%, to $702.0 million at June 30, 2019 from $682.1 million at December 31, 2018. Increases in interest-bearing deposits in other banks of $14.0 million and increases in loans and loans held for sale of $8.5 million were funded primarily by increases in deposits of $23.3 million. Total assets are expected to continue growing due to our plan to conservatively and prudently grow the loan portfolio. Deposit growth for the first six months was impacted by cyclical increases in non-interest-bearing deposits, related to the timing of certain recurring payroll and social security deposits. The impact of the timing of the recurring deposits is approximately $8 million. Additionally, interest-bearing deposits included approximately $19 million of funds deposited by a related party early in 2019. This deposit is considered to be temporary.

Total investments decreased $3.0 million, or 5.1%, to $56.4 million at June 30, 2019 from $59.4 million at December 31, 2018, primarily due to principal paydowns of $5.0 million, offset by purchases of $790 thousand and unrealized gains of $1.2 million. There were no sales of investments during the three or six months ended June 30, 2019.

Loans held for sale is a new line on the balance sheet. It is mainly comprised of $4.4 million of classified and underperforming loans which were transferred from the loan portfolio when a sales agreement was executed in June and settled July 3, 2019. As a result of the transfer and execution of the sales agreement, a net recovery of $56 thousand was recorded to the allowance for loan losses. Loans held for sale also includes $128 thousand of loans related to the secondary mortgage loan program, which are now being originated in the Bank’s name. Prior to the second quarter of 2019, secondary mortgage program loans were originated and funded by the purchaser.

Loans receivable increased $4.0 million, or 0.7%, to $551.1 million at June 30, 2019 as compared to $547.1 million at December 31, 2018, even after the loan sale mentioned above. We believe our focus on developing new and existing lending relationships should continue to grow the loan portfolio, subject to the economy and heightened competition in our markets. While loan demand has lessened somewhat from that experienced in the past two years, we continue to see opportunities to provide credit at reasonable terms. At June 30, 2019 approximately $19 million in new loans were in the pipeline. Through July 31, 2019 approximately $8.2 million of these loans have closed.

Total deposits increased $23.3 million, or 3.9%, to $619.3 million at June 30, 2019 from $596.0 million at December 31, 2018. Noninterest-bearing demand deposits increased $9.4 million, or 5.7%. Interest-bearing deposits increased $13.9 million, or 3.2%, driven by increases in nearly every type of retail account, with the exception of certain time deposit maturities which we chose not to replace at higher rates. This allowed us to reduce wholesale deposits, FHLB advances and federal funds purchased by $2.8 million, $2.0 million and $3.6 million, respectively, during the first half of this year. Due to competitive pressures and the upward pressure on interest rates during the first five months of the year, we saw increases in the interest we pay on deposits in 2019. More recent financial and economic events resulted in a lowering the federal funds rate at the beginning of August. While pressure to lower interest rates may continue for the foreseeable future, it is not certain that this will result in a systemic lowering of rates paid on deposit products if competition remains to attract and retain deposits to support future loan growth. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Trust Preferred Securities of $16.5 million at June 30, 2019, were unchanged compared to December 31, 2018.

Borrowed funds from the FHLB were reduced to $5.0 million at June 30, 2019 from $7.0 million at December 31, 2018 as we chose not to replace one of our two advances. The following table presents the FHLB advances:

	Maturity		June 30,	December 31,
(Dollars in thousands)	Date	Rate	2019	2018
Fixed Rate Hybrid	6/28/2019	0.99%	-	2,000
Fixed Rate Hybrid	6/30/2021	1.34%	5,000	5,000
Total			$5,000	$7,000

Total equity at June 30, 2019 was $53.2 million, an increase of $1.9 million, or 3.8%, compared to $51.3 million at December 31, 2018. Net income of $751 thousand and comprehensive income of $1.2 million drove this increase.

Asset Quality

Non-performing assets declined $2.7 million during the first half of 2019. Other real estate owned (OREO) balances decreased by $1.9 million and nonaccruing loans decreased by $827 thousand. The decrease in nonaccrual loans includes the impact of $2.8 million included in the accounts transferred to held for sale. During the first quarter of 2019 nonaccrual loans increased approximately $3.6 million due largely to a single commercial loan relationship. This borrower ceased business operations during the first quarter and we oversaw the liquidation of a portion of the collateral, resulting in a charge to the allowance for loan losses of $476 thousand during the second quarter of the year. We are negotiating for the orderly liquidation of the remaining collateral. This relationship has a remaining exposure of approximately $1 million at June 30, 2019. As a result, the ratio of nonperforming assets to total assets decreased to 1.01% at June 30, 2019, compared to 1.16% at December 31, 2018.

Nonperforming assets include nonaccrual loans, other real estate owned and loans past due more than 90 days which are still accruing interest. Our policy is to place loans on nonaccruing status once they reach 90 days past due. The makeup of the nonaccruing loans is primarily those secured by residential mortgages, commercial businesses and farmland, in that order. Other real estate owned is primarily made up of commercial and single family residential properties. We continue extensive and aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to reduce nonperforming assets. We are mindful of the impact on earnings and capital as we work to achieve our goal to reduce nonperforming assets. However, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Nonperforming assets consisted of the following:
	June 30,	December 31,
	2019	2018
Nonaccrual loans	$5,542	$6,369
Loans past due more than 90 days, still accruing	-	-
Nonperforming loans	5,542	6,369
Other real estate owned	4,024	5,937
Nonperforming assets	$9,566	$12,306
Nonperforming loans/Total loans at period end	1.01%	1.16%
Nonperforming assets/Total assets at period end	1.36%	1.80%

All OREO properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first six months of 2019, $53 thousand of other real estate owned was acquired as a result of settlement of foreclosed loans. Foreclosed real estate sales for the first six months of 2019 totaled $1.7 million, resulting in a net loss of $39 thousand. In an effort to reduce our level of foreclosed properties, we maintain the aggressive approach toward liquidating properties, exhibited over the past, by making pricing adjustments to expedite sales. This includes valuation adjustments of $214 thousand recorded thus far in 2019. As we continue these efforts, additional losses could occur, while reducing future carrying costs. We do have lease agreements on certain OREO properties which are generating rental income at market rates. Rental income on OREO properties was $38 thousand for the first six months of 2019 compared to $109 thousand for the first six months of 2018. The decrease in revenue is primarily due to a vacancy at a commercial property as the site was being prepared for sale, combined with a general decrease in properties owned. The sale of the commercial property was not consummated, and efforts continue to sell this and other foreclosed properties.

Loans rated substandard were $6.9 million at June 30, 2019, a decrease of $378 thousand from $7.3 million at December 31, 2018. Total past due loans increased from $6.8 million at December 31, 2018, to $10.0 million at June 30, 2019, due largely to the commercial credit discussed, previously.

Our allowance for loan losses at June 30, 2019 was $5.2 million or 0.94% of total loans as compared to $5.3 million, or 0.98% of total loans at December 31, 2018. Impaired loans decreased $1.2 million, or 15.4%, to $6.7 million with an estimated related specific allowance of $808 thousand for potential losses at June 30, 2019 as compared to $8.0 million in impaired loans with an estimated related allowance of $318 thousand at the end of 2018. A provision of $270 thousand was recognized for the first half of 2019 and $126 thousand for the first half of 2018. In the first six months of 2019, net charge-offs were $418 thousand, or 0.15% of average loans, as compared to $1 million, or 0.20% of average loans for the same period of 2018. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Specific allowance	$808	$318
General allowance	4,380	5,018
Total allowance	$5,188	$5,336

Impaired loans	$6,748	$7,976
Other loans	544,384	539,120
Total loans	$551,132	$547,096
Total allowance/Total loans	0.94%	0.98%
General allowance/Other loans	0.80%	0.93%
Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $5.0 million and $5.5 million existed at June 30, 2019 and December 31, 2018, respectively. Our income tax expense was computed at the revised corporate income tax rate of 21% of taxable income for 2018 and 2019 due to the enactment of the Tax Cuts and Jobs Act (“TCJA”) which became law on December 22, 2017. Income tax expense was previously calculated at 34% of taxable income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Total stockholders’ equity at June 30, 2019 was $53.2 million compared to $51.3 million at December 31, 2018, an increase of $1.9 million. The increase includes unrealized gains of $1.2 million related to the available-for-sale investment portfolio, net of tax, plus net income of $752 thousand for the six-month period.

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015 and is not obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios along with the minimum regulatory thresholds to be considered well-capitalized are presented in the following table:

	Well-Capitalized
	Regulatory	June 30,	December 31,
	Threshold	2019	2018
Tier 1 leverage	5.00%	9.25%	9.59%
Common equity Tier 1	6.50%	13.62%	13.29%
Tier 1 risk-based capital	8.00%	13.62%	13.29%
Total risk-based capital	10.00%	14.70%	14.39%

At June 30, 2019, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Company and Bank are now subject to a Common Equity Tier 1 ratio set out above.

The tangible book value per common share was $2.23 at June 30, 2019 compared to $2.19 at December 31, 2018. Other key performance indicators are as follows:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Return on average assets[1]	0.19%	-0.03%	0.21%	0.01%
Return on average equity[1]	2.65%	-0.39%	2.93%	0.12%
Average equity to average assets	7.33%	7.40%	7.28%	7.49%

[1]	Annualized

Total assets increased during the first six months of 2019 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our current capital levels will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $94.4 million at June 30, 2019, an increase from $79.5 million at December 31, 2018. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs during 2019.

At June 30, 2019, all of our investments were classified as available-for-sale. These investments provide a source of liquidity in the amount of $48.8 million, which is net of the $7.6 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank.

Our loan to deposit ratio was 89.0% at June 30, 2019 and 91.80% at December 31, 2018. We anticipate this ratio to remain at or below 90% for the foreseeable future.

Available third-party sources of liquidity at June 30, 2019 include the following: a line of credit with the Federal Home Loan Bank of Atlanta, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We also have the ability to borrow $20.0 million in secured and unsecured federal funds through credit facilities extended by correspondent banks.

The Bank’s total line of credit with the FHLB is $180.2 million, with unused availability at June 30, 2019 of $158.2 million. Advances outstanding at June 30, 2019 were $5.0 million and the line also secures letters of credit totaling $17.0 million. The line is secured by a blanket lien on our residential real estate loans which amounted to $144.0 million at June 30, 2019.

The Bank also has access to the brokered deposits market and the Certificate of Deposit Registry Service (“CDARS”). At June 30, 2019, we held no brokered deposits and $10.8 million in CDARS reciprocal time deposits.

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

The bank holding company has approximately $252 thousand in cash on deposit at the Bank as of June 30, 2019. These funds will be used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed. The Company is making quarterly interest payments on the trust preferred securities. During the first six months of 2019, the bank paid $385,000 in cash dividends to the holding company.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended June 30, 2019 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

NEW PEOPLES BANKSHARES, INC. (Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	August 14, 2019

By:	/s/ JOHN J. BOCZAR
John J. Boczar
Executive Vice President and Chief Financial Officer

Date:	August 14, 2019

Index of Exhibits

No.	Description
2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
10.11*	Employment Agreement dated December 1, 2017 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2017).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

___________________

* Denotes management contract.