Form 10-Q
period 2019-09-30
NEW PEOPLES BANKSHARES INC
filed 2019-11-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2019
Common Stock, $2.00 par value	23,922,086

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2019	2018
Loans including fees	$21,361	$19,578
Federal funds sold	5	2
Interest-earning deposits with banks	643	281
Investments	1,066	1,178
Dividends on equity securities (restricted)	118	111
Total Interest and Dividend Income	23,193	21,150

INTEREST EXPENSE
Deposits	3,795	2,366
Borrowed funds	675	700
Total Interest Expense	4,470	3,066

NET INTEREST INCOME	18,723	18,084

PROVISION FOR LOAN LOSSES	1,290	189

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	17,433	17,895

NONINTEREST INCOME
Service charges and fees	2,660	2,728
Card processing and interchange	2,276	2,109
Insurance and investment fees	481	382
Other noninterest income	1,184	319
Total Noninterest Income	6,601	5,538

NONINTEREST EXPENSES
Salaries and employee benefits	11,020	10,928
Occupancy and equipment expense	3,407	3,840
Data processing and telecommunications	1,913	2,057
Other operating expenses	5,650	6,288
Total Noninterest Expenses	21,990	23,113

INCOME BEFORE INCOME TAXES	2,044	320

INCOME TAX EXPENSE	417	81

NET INCOME	$1,627	$239

Income Per Share
Basic	$0.07	$0.01
Fully Diluted	$0.07	$0.01

Average Weighted Shares of Common Stock
Basic	23,922,086	23,922,086
Diluted	23,922,086	23,922,086

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2019	2018
Loans including fees	$7,290	$6,658
Federal funds sold	1	1
Interest-earning deposits with banks	170	121
Investments	334	373
Dividends on equity securities (restricted)	38	38
Total Interest and Dividend Income	7,833	7,191

INTEREST EXPENSE
Deposits	1,275	901
Borrowed funds	211	263
Total Interest Expense	1,486	1,164

NET INTEREST INCOME	6,347	6,027

PROVISION FOR LOAN LOSSES	1,020	63

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,327	5,964

NONINTEREST INCOME
Service charges and fees	947	942
Card processing and interchange	800	720
Insurance and investment fees	158	129
Other noninterest income	950	126
Total Noninterest Income	2,855	1,917

NONINTEREST EXPENSES
Salaries and employee benefits	3,544	3,614
Occupancy and equipment expense	1,128	1,249
Data processing and telecommunications	615	717
Other operating expenses	1,792	1,999
Total Noninterest Expenses	7,079	7,579

INCOME BEFORE INCOME TAXES	1,103	302

INCOME TAX EXPENSE	227	94

NET INCOME	$876	$208

Income Per Share
Basic	$0.04	$0.01
Fully Diluted	$0.04	$0.01

Weighted Average Shares of Common Stock
Basic	23,922,086	23,922,086
Diluted	23,922,086	23,922,086

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

NET INCOME	$876	$208	$1,627	$239

Other comprehensive income (loss):
Investment Securities Activity
Unrealized gains (losses) arising during the period	191	(407)	1,682	(1,655)
Related deferred tax (expense) benefit	(40)	86	(353)	349
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	151	(321)	1,329	(1,306)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,027	$(113)	$2,956	$(1,067)

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

ASSETS	September 30,	December 31,
	2019	2018

Cash and due from banks	$16,106	$12,245
Interest-bearing deposits with banks	32,339	15,664
Federal funds sold	240	264
Total Cash and Cash Equivalents	48,685	28,173

Investment securities available-for-sale	53,478	59,407
Loans held for sale	571	—

Loans receivable	558,174	547,096
Allowance for loan losses	(5,150)	(5,336)
Net loans	553,024	541,760

Bank premises and equipment, net	23,363	24,195
Other real estate owned	4,339	5,937
Accrued interest receivable	2,177	1,934
Deferred taxes, net	4,705	5,476
Right-of-use assets – operating leases	5,933	4,942
Other assets	10,664	10,318

Total Assets	$706,939	$682,142

LIABILITIES

Deposits:
Noninterest bearing	$175,971	$164,298
Interest-bearing	445,632	431,694
Total Deposits	621,603	595,992

Borrowed funds	21,496	27,126
Lease liabilities – operating leases	5,933	4,942
Accrued interest payable	687	587
Accrued expenses and other liabilities	3,014	2,245

Total Liabilities	652,733	630,892

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,922,086 shares issued and outstanding at September 30, 2019 and December 31, 2018	47,844	47,844
Additional paid-in-capital	14,570	14,570
Retained deficit	(8,301)	(9,928)
Accumulated other comprehensive loss	93	(1,236)

Total Stockholders’ Equity	54,206	51,250

Total Liabilities and Stockholders’ Equity	$706,939	$682,142

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2017	23,922	$47,844	$14,570	$(10,847)	$(594)	$50,973

Net income	—	—	—	80	—	80

Other comprehensive loss, net of tax	—	—	—	—	(821)	(821)
Balance, March 31, 2018	23,922	$47,844	$14,570	$(10,767)	$(1,415)	$50,232

Net loss	—	—	—	(49)	—	(49)
Other comprehensive loss, net of tax	—	—	—	—	(164)	(164)
Balance, June 30, 2018	23,922	$47,844	$14,570	$(10,816)	$(1,579)	$50,019

Net income	—	—	—	208	—	208
Other comprehensive loss, net of tax	—	—	—	—	(321)	(321)
Balance, September 30, 2018	23,922	$47,844	$14,570	$(10,608)	$(1,900)	$49,906

Balance, December 31, 2018	23,922	$47,844	$14,570	$(9,928)	$(1,236)	$51,250

Net income	—	—	—	406	—	406
Other comprehensive income, net of tax	—	—	—	—	370	370
Balance, March 31, 2019	23,922	$47,844	$14,570	$(9,522)	$(866)	$52,026

Net income	—	—	—	345	—	345
Other comprehensive income, net of tax	—	—	—	—	808	808
Balance, June 30, 2019	23,922	$47,844	$14,570	$(9,177)	$(58)	$53,179

Net income	—	—	—	876	—	876
Other comprehensive income, net of tax	—	—	—	—	151	151
Balance, September 30, 2019	23,922	$47,844	$14,570	$(8,301)	$93	$54,206

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN THOUSANDS)

(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,627	$239
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of bond premiums/discounts	410	500
Provision for loan losses	1,290	189
Depreciation	1,757	1,935
Income on life insurance	(54)	(42)
Gain on sale of mortgage loans	(78)	—
Gain on sale and leaseback transaction	(803)	—
(Gain) Loss on sale of premises and equipment	(4)	76
Loss on sale of foreclosed assets	55	96
Loans originated for sale	(4,216)	—
Proceeds from loans held for sale	8,082	—
Adjustment of carrying value of foreclosed real estate	214	421
Deferred tax cost (benefit)	418	83
Net change in:
Interest receivable	(243)	(27)
Other assets	(278)	101
Accrued interest payable	100	121
Accrued expenses and other liabilities	769	(1,114)
Net Cash Provided by Operating Activities	9,046	2,578

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(16,006)	(21,235)
Purchase of securities available-for-sale	(790)	—
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	7,991	8,542
Net (purchase) sale of equity securities (restricted)	(14)	21
Proceeds from sale of premises and equipment	559	806
Payments for the purchase of premises and equipment	(1,429)	(1,509)
Proceeds from insurance claims on other real estate owned	19	—
Proceeds from sales of other real estate owned	1,155	1,046
Net Cash Used In Investing Activities	(8,515)	(12,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowed funds	(5,630)	(558)
Net change in non-interest bearing deposits	11,673	16,338
Net change in interest bearing deposits	13,938	(670)
Net Cash Provided by Financing Activities	19,981	15,110

Net increase in cash and cash equivalents	20,512	5,359
Cash and Cash Equivalents, Beginning of Period	28,173	32,705
Cash and Cash Equivalents, End of Period	$48,685	$38,064

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$4,370	$2,945
Taxes	$—	$320

Supplemental Disclosure of Non Cash Transactions:
Transfer of loans to loans held for sale	$4,359	$—
Right-of-use asset established in exchange for new operating lease liability	$1,232	$—
Loan to finance sale of premises	$752	$—
Other real estate acquired in settlement of foreclosed loans	$492	$1,636
Loans made to finance sale of foreclosed real estate	$647	$467
Change in unrealized gains (losses) on securities available-for-sale	$1,682	$(1,655)

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

NOTE 2 ACCOUNTING PRINCIPLES:

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2019 and December 31, 2018, and the results of operations for the three and nine-month periods ended September 30, 2019 and 2018. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

NOTE 3 EARNINGS PER SHARE:

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued related to outstanding common stock warrants are determined by the Treasury method. There were no dilutive potential common shares for the three and nine months ended September 30, 2019. Basic and diluted net income per common share calculations follow:

(Amounts in Thousands, Except Share and Per Share Data)	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income	$876	$208	$1,627	$239

Weighted average shares outstanding	23,922,086	23,922,086	23,922,086	23,922,086
Dilutive shares	—	—	—	—
Weighted average dilutive shares outstanding	23,922,086	23,922,086	23,922,086	23,922,086

Basic income per share	$0.04	$0.01	$0.07	$0.01
Diluted income per share	$0.04	$0.01	$0.07	$0.01

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

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital. The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2019 and December 31, 2018, respectively. These ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	71,435	14.65%	$39,005	8.0%	$48,765	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	66,285	13.60%	29,254	6.0%	39,005	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	66,285	9.50%	27,920	4.0%	34,900	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	66,285	13.60%	21,940	4.5%	31,691	6.5%

December 31, 2018:
Total Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	70,002	14.39%	$38,912	8.0%	$48,640	10.0%
Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	64,666	13.29%	29,184	6.0%	38,912	8.0%
Tier 1 Capital to Average Assets:
New Peoples Bank, Inc.	64,666	9.59%	26,960	4.0%	33,700	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
New Peoples Bank, Inc.	64,666	13.29%	21,888	4.5%	31,616	6.5%

As of September 30, 2019, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and Common Equity Tier 1 ratios as set forth in the above tables. There were no subsequent conditions or events that management believes have changed the Bank’s category.

Under Basel III Capital requirements, a capital conservation buffer of 0.625% became effective beginning on January 1, 2016. The capital conservation buffer was gradually increased through January 1, 2019 to 2.50%. Banks are now required to maintain levels that meet the required minimum plus the capital conservation buffer in order to make distributions, such as dividends, or discretionary bonus payments. The Bank’s capital conservation buffer is 6.65% as of September 30, 2019.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities (all available-for-sale (“AFS”)) are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
September 30, 2019
U.S. Government Agencies	$16,573	$104	$(96)	$16,581
Taxable municipals	4,399	92	—	4,491
Corporate bonds	5,411	120	—	5,531
Mortgage backed securities	26,977	90	(192)	26,875
Total Securities AFS	$53,360	$406	$(288)	$53,478
December 31, 2018
U.S. Government Agencies	$19,755	$26	$(392)	$19,389
Taxable municipals	4,428	—	(115)	4,313
Corporate bonds	5,422	47	(149)	5,320
Mortgage backed securities	31,366	11	(992)	30,385
Total Securities AFS	$60,971	$84	$(1,648)	$59,407

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
U.S. Government Agencies	$3,734	$(17)	$4,968	$(79)	$8,702	$(96)
Taxable municipals	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Mtg. backed securities	1,871	(4)	16,518	(188)	18,389	(192)
Total Securities AFS	$5,605	$(21)	$21,486	$(267)	$27,091	$(288)

December 31, 2018
U.S. Government Agencies	$5,013	$(68)	$11,585	$(324)	$16,599	$(392)
Taxable municipals	—	—	4,049	(115)	4,049	(115)
Corporate bonds	1,713	(43)	1,423	(106)	3,136	(149)
Mtg. backed securities	165	(2)	29,245	(990)	29,410	(992)
Total Securities AFS	$6,891	$(113)	$46,302	$(1,535)	$53,194	$(1,648)

At September 30, 2019, there were 109 securities in a loss position, of which 90 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $7.2 million and $8.0 million at September 30, 2019 and December 31, 2018, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

There were no sales of investment securities during the nine months ended September 30, 2019 or September 30, 2018.

The amortized cost and fair value of investment securities at September 30, 2019, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$—	$—	—%
Due after one year through five years	4,594	4,630	2.55%
Due after five years through ten years	13,349	13,445	3.39%
Due after ten years	35,417	35,403	2.47%
Total	$53,360	$53,478	2.70%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million and $2.5 million as of September 30, 2019 and December 31, 2018, respectively.

NOTE 6 LOANS:

Loans held for sale of $571 thousand represents mortgage loans originated through secondary mortgage program, which have been originated in the Bank’s name since the second quarter of 2019. Previously, these loans were originated in the name of and funded bythe purchaser and were not included in loans receivable.

Loans receivable outstanding are summarized as follows:

(Dollars are in thousands)	September 30, 2019	December 31, 2018
Real estate secured:
Commercial	$167,300	$140,862
Construction and land development	29,615	35,119
Residential 1-4 family	244,273	249,946
Multifamily	13,057	13,496
Farmland	21,469	22,114
Total real estate loans	475,714	461,537
Commercial	51,662	55,157
Agriculture	4,839	5,266
Consumer installment loans	24,221	24,538
All other loans	1,738	598
Total loans	$558,174	$547,096

Loans receivable on nonaccrual status are summarized as follows:

(Dollars are in thousands)	September 30, 2019	December 31, 2018
Real estate secured:
Commercial	$1,069	$784
Construction and land development	39	157
Residential 1-4 family	2,431	3,626
Multifamily	—	76
Farmland	539	1,637
Total real estate loans	4,078	6,300
Commercial	558	61
Agriculture	—	1
Consumer installment loans	—	7
Total loans receivable on nonaccrual status	$4,636	$6,369

Total interest income not recognized on nonaccrual loans for the nine months ended September 30, 2019 and 2018 was $544 thousand and $358 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of September 30, 2019 and December 31, 2018:

As of September 30, 2019 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,172	$2,229	$—
Construction and land development	79	353	—
Residential 1-4 family	1,508	1,599	—
Multifamily	—	—	—
Farmland	756	939	—
Commercial	90	142	—
Agriculture	—	—	—
Consumer installment loans	6	6	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	368	381	75
Construction and land development	—	—	—
Residential 1-4 family	56	61	46
Multifamily	—	—	—
Farmland	—	—	—
Commercial	462	1,136	100
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$5,497	$6,846	$221
As of December 31, 2018 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$1,887	$1,941	$—
Construction and land development	114	379	—
Residential 1-4 family	2,880	3,168	—
Multifamily	75	117	—
Farmland	1,693	1,880	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	435	539	40
Construction and land development	—	—	—
Residential 1-4 family	431	454	132
Multifamily	—	—	—
Farmland	345	358	132
Commercial	109	109	13
Agriculture	—	—	—
Consumer installment loans	7	7	1
All other loans	—	—	—
Total	$7,976	$8,952	$318

The following table presents information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Nine months Ended
	September 30, 2019		September 30, 2018
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$1,918	$76	$2,724	$95
Construction and land development	96	3	220	1
Residential 1-4 family	2,114	47	3,229	137
Multifamily	37	1	163	5
Farmland	1,235	29	1,515	51
Commercial	691	11	166	1
Agriculture	—	—	4	—
Consumer installment loans	3	—	2	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	496	1	1,409	16
Construction and land development	—	—	—	—
Residential 1-4 family	364	—	391	13
Multifamily	—	—	—	—
Farmland	223	6	365	—
Commercial	563	—	293	2
Agriculture	—	—	—	—
Consumer installment loans	3		6	1
All other loans	—	—	—	—
Total	$7,743	$174	$10,487	$322

	Three Months Ended
	September 30, 2019		September 30, 2018
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$1,978	$34	$2,710	$41
Construction and land development	84	3	145	1
Residential 1-4 family	1,365	8	3,093	50
Multifamily	—	—	80	1
Farmland	788	16	1,816	9
Commercial	45	—	10	1
Agriculture	—	—	1	—
Consumer installment loans	6	—	—	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	372	—	544	—
Construction and land development	—	—	—	—
Residential 1-4 family	340	—	393	6
Multifamily	—	—	—	—
Farmland	111	—	357	—
Commercial	1,036	1	110	—
Agriculture	—	—	—	—
Consumer installment loans	—	—	7	—
All other loans	—	—	—	—
Total	$6,125	$62	$9,266	$109

An age analysis of past due loans receivable is below. At September 30, 2019 and December 31, 2018, there were no loans over 90 days past due that were accruing.

As of September 30, 2019 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$758	$317	$1,075	$166,225	$167,300
Construction and land development	57	14	2	73	29,542	29,615
Residential 1-4 family	2,616	1,112	733	4,461	239,812	244,273
Multifamily	121	—	—	121	12,936	13,057
Farmland	—	—	152	152	21,317	21,469
Total real estate loans	2,794	1,884	1,204	5,882	469,832	475,714
Commercial	35	110	516	661	51,001	51,662
Agriculture	40	—	—	40	4,799	4,839
Consumer installment loans	71	8	—	79	24,142	24,221
All other loans	38	—	—	38	1,700	1,738
Total loans	$2,978	$2,002	$1,720	$6,700	$551,474	$558,174

As of December 31, 2018 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$80	$31	$137	$248	$140,614	$140,862
Construction and land development	70	—	27	97	35,022	35,119
Residential 1-4 family	3,468	564	525	4,557	245,389	249,946
Multifamily	—	273	—	273	13,223	13,496
Farmland	316	—	1090	1406	20,708	22,114
Total real estate loans	3,934	868	1,779	6,581	454,956	461,537
Commercial	68	—	61	129	55,028	55,157
Agriculture	22	—	—	22	5,244	5,266
Consumer installment loans	74	15	—	89	24,449	24,538
All other loans	—	—	—	—	598	598
Total loans	$4,098	$883	$1,840	$6,821	$540,275	$547,096

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

Based on the most recent analysis performed, the risk categories of loans receivable was as follows:

As of September 30, 2019 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$163,299	$2,932	$1,069	$—	$167,300
Construction and land development	29,196	369	50	—	29,615
Residential 1-4 family	240,610	1,172	2,491	—	244,273
Multifamily	13,057	—	—	—	13,057
Farmland	19,415	1,515	539	—	21,469
Total real estate loans	465,577	5,988	4,149	—	475,714
Commercial	48,607	2,483	81	491	51,662
Agriculture	4,783	12	44	—	4,839
Consumer installment loans	24,218	2	1	—	24,221
All other loans	1,738	—	—	—	1,738
Total	$544,923	$8,485	$4,275	$491	$558,174

As of December 31, 2018 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$137,146	$2,890	$826	$—	$140,862
Construction and land development	34,231	718	170	—	35,119
Residential 1-4 family	243,950	1,523	4,473	—	249,946
Multifamily	13,357	63	76	—	13,496
Farmland	18,126	2,331	1,657	—	22,114
Total real estate loans	446,810	7,525	7,202	—	461,537
Commercial	52,156	2,940	61	—	55,157
Agriculture	5,255	10	1	—	5,266
Consumer installment loans	24,493	35	10	—	24,538
All other loans	598	—	—	—	598
Total	$529,312	$10,510	$7,274	$—	$547,096

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

The following table details activity in the allowance for loan losses by portfolio segment for the period ended September 30, 2019. The commercial charge-off amount includes $1 million in losses incurred during the third quarter of 2019, related to three unrelated borrowers, who either ceased business operations or filed bankruptcy. These losses resulted in a provision to the allowance during the third quarter of $1 million. During the second quarter of 2019, $4.4 million of non-performing or under-performing real estate loans were sold resulting in $113 thousand of charge-offs and $57 thousand of recoveries.

As of September 30, 2019	Beginning Balance	Charge Offs			Ending Balance
(Dollars are in thousands)			Recoveries	Provisions
Real estate secured:
Commercial	$1,386	$-	$16	$(143)	$1,259
Construction and land development	202	-	34	(70)	166
Residential 1-4 family	2,437	(171)	168	(566)	1,868
Multifamily	89	-	30	(17)	102
Farmland	287	(33)	8	(135)	127
Total real estate loans	4,401	(204)	256	(931)	3,522
Commercial	448	(1,563)	59	2,480	1,424
Agriculture	37	(9)	1	(5)	24
Consumer installment loans	172	(73)	57	13	169
All other loans	3	-	-	5	8
Unallocated	275	-	-	(272)	3
Total	$5,336	$(1,849)	$373	$1,290	$5,150

	Allowance for Loan Losses			Recorded Investment in Loans
As of September 30, 2019 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$75	$1,184	$1,259	$2,540	$164,760	$167,300
Construction and land development	—	166	166	79	29,536	29,615
Residential 1-4 family	46	1,822	1,868	1,564	242,709	244,273
Multifamily	—	102	102	—	13,057	13,057
Farmland	—	127	127	756	20,713	21,469
Total real estate loans	121	3,401	3,522	4,939	470,775	475,714
Commercial	100	1,324	1,424	552	51,110	51,662
Agriculture	—	24	24	—	4,839	4,839
Consumer installment loans	—	169	169	6	24,215	24,221
All other loans	—	8	8	—	1,738	1,738
Unallocated	—	3	3	—	—	—
Total	$221	$4,929	$5,150	$5,497	$552,677	$558,174

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

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

At September 30, 2019 there were $3.9 million in loans that are classified as troubled debt restructurings compared to $5.4 million at December 31, 2018. All loans considered to be troubled debt restructurings are individually evaluated for impairment as part of the allowance for loan losses calculation. The following table presents information related to loans modified as troubled debt restructurings during the nine and three months ended September 30, 2019 and 2018.

	For the nine months ended September 30, 2019			For the nine months ended September 30, 2018
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	1	281	281	—	—	—
Total real estate loans	—	—	—	—	—	—
Commercial				—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	1	$281	$281	—	$—	$—

During the nine months ended September 30, 2019, the Company modified one loan for which the modification was considered to be a troubled debt restructuring. This loan is secured by farmland and the modification is related to a court-ordered payment plan. No loans modified during the three months ended September 30, 2019 were considered to be troubled debt restructurings.

During the nine and three months ended September 30, 2018, the Company modified no loans for which the modification was considered to be a troubled debt restructuring.

No loans modified as a troubled debt restructurings defaulted during the three or nine months ended September 30, 2019 or 2018. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED:

The following table summarizes the activity in other real estate owned for the nine months ended September 30, 2019 and the year ended December 31, 2018:

(Dollars are in thousands)	September 30, 2019	December 31, 2018
Balance, beginning of period	$5,937	$6,859
Additions	492	1,719
Proceeds from sales	(1,155)	(1,405)
Proceeds from insurance claims	(19)	—
Loans made to finance sales	(647)	(569)
Adjustment of carrying value	(214)	(542)
Deferred gain from sales	—	10
Losses from sales	(55)	(135)
Balance, end of period	$4,339	$5,937

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

Assets measured at fair value on a recurring basis are as follows. There were no liabilities measured at fair value on a recurring basis.

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2019 Available-for-sale investments
U.S. Government Agencies	$—	$16,581	$—
Taxable municipals	—	4,491	—
Corporate bonds	—	5,531	—
Mortgage backed securities	—	26,875	—
Total	$—	$53,478	$—

December 31, 2018 Available-for-sale investments
U.S. Government Agencies	$—	$19,389	$—
Taxable municipals	—	4,313	—
Corporate bonds	—	5,320	—
Mortgage backed securities	—	30,385	—
Total	$—	$59,407	$—

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

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2019
Other real estate owned	—	—	$4,339
Impaired loans	—	—	5,284
Total	—	—	$9,623

December 31, 2018
Other real estate owned	—	—	$5,937
Impaired loans	—	—	7,658
Total	—	—	$13,595

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at September 30, 2019		Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$5,284	$	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$4,339	$	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

September 30, 2019
Financial Instruments – Assets
Net Loans	$558,174	$545,837	$—	$540,553	$5,284

Financial Instruments – Liabilities
Time Deposits	256,550	255,911	—	260,922	—
FHLB Advances	5,000	5,060	—	5,060	—
Trust Preferred Securities	16,496	13,586	—	13,586	—

December 31, 2018
Financial Instruments – Assets
Net Loans	$541,760	$534,425	$—	$526,767	$7,658

Financial Instruments– Liabilities
Time Deposits	258,850	258,671	—	258,671	—
FHLB Advances	7,000	7,215	—	7,215	—
Trust Preferred Securities	16,496	14,425	—	14,425	—

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

In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2019 and December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.

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

On September 17, 2019, the Bank completed the sale and leaseback, with an unrelated third party of a branch office located in Lebanon Virginia. The sale resulted in a gain of $803 thousand. The execution of the 15 year lease resulted in the recognition of an additional right-to–use asset – operating lease of approximately $1.2 million, along with a corresponding lease liability of a similar amount. The $1.2 million was determined using a discount rate of 2.82% which was determined to be the 15-year incremental borrowing rate.

For the three and nine months ended September 30, 2019 and 2018 operating lease expenses were $123 thousand and $120 thousand, and $361 thousand and $359 thousand, respectively. At September 30, 2019, the weighted average remaining term for these leases was 13.08 years, and the weighted average discount rate was 3.16%.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At September 30, 2019, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2019	$137
2020	534
2021	511
2022	530
2023	544
Thereafter	5,070
Total lease payments	7,326
Less imputed interest	1,393

Total	$5,933

NOTE 12 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within Non-interest income. The following table presents Non-interest income by revenue stream for the three and nine months ended September 30, 2019 and 2018.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Service charges and fees	$947	$942	$2,660	$2,728
Card processing and interchange income	800	720	2,276	2,109
Insurance and investment fees	158	129	481	382
Other noninterest income	950	126	1,184	319
Total Noninterest Income	$2,855	$1,917	$6,601	$5,538

NOTE 13 NONINTEREST EXPENSES:

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars are in thousands)	2019	2018	2019	2018

Advertising	$82	$79	$233	$340
ATM network expense	488	430	1,389	1,272
Legal and professional fees	321	284	1,023	1,057
Loan related expenses	194	150	484	480
Printing and supplies	39	46	116	248
FDIC insurance premiums	(3)	98	210	279
Other real estate owned, net	99	411	525	772
Other	572	501	1,670	1,840
Total other operating expenses	$1,792	$1,999	$5,650	$6,288

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

In January 2016, per Accounting Standards Update (“ASU”) 2016-01, the FASB amended the Financial Instruments topic of the Accounting Standards Codification (“ASC”), to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments became effective on January 1, 2018 and did not have a material effect on the financial statements. As discussed in Note 10, the Company measured the fair value of its loan portfolio using an exit price notion as of September 30, 2019.

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

In June 2016, per ASU No. 2016-13 ‘Financial Instruments – Credit Losses (Topic 326),’ the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. This standard was amended effective October 16, 2019. The amendments allow the Company to delay implementation until reporting periods beginning after December 15, 2022. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

Overview and Highlights

The Company had net income for the nine months ended September 30, 2019 of $1.6 million, or basic net income per share of $0.07, as compared to the nine months ended September 30, 2018 whereby the Company had net income of $239 thousand, or $0.01 basic net income per share.

The Company had net income for the quarter ended September 30, 2019 of $876 thousand, or basic net income per share of $0.04, as compared to $208 thousand, or basic net income per share of $0.01, for the quarter ended September 30, 2018.

Total assets increased $24.8 million to $706.9 million at September 30, 2019 from $682.1 million at December 31, 2018.

The Bank purchased a three story building in Bristol, Virginia on August 30, 2019.  The site formerly housed an office of another financial institution but was closed when that institution was acquired in 2018.  The site will be renovated and plans are for it to be operational during the third quarter of 2020.  There is currently a nearby location from which we provide Interactive Teller Machine (“ITM”) services, which we plan to close and dispose.  Regulatory approvals were obtained in October 2019 to establish this new branch.

This expansion fits in with our stated objective of expanding our presence in the Tri-Cities market area.  The location is within the Bristol business district and will allow us to provide retail consumer, commercial banking and financial services within Bristol and the surrounding area.

Highlights as of and for the nine and three-month periods ended September 30, 2019 include:

·	Deposit balances increased $25.6 million, allowing reductions of $5.6 million in borrowings, supporting loan growth and increasing cash available by $20.5 million to support additional loan growth.
·	Loan balances increased $11.1 million, despite the sale of $4.4 million of non- and under-performing loans during the second quarter.
·	Asset quality continues to improve, including reduced OREO balances and an improved ratio of nonperforming assets, as compared to December 31, 2018 and years prior.
·	Provision expense was elevated due to charge-offs of three commercial loan relationships.
·	All other income statement lines continue to trend in a positive direction – net interest income is higher, non-interest income is higher and non-interest expense is lower.
·	Net interest income and net interest margin improved, even as cost of funds increased, due to increased balances of loans and cash earning interest in other banks.
·	A new right-of-use asset was created as a result of the sale and leaseback of our Lebanon location, resulting in a gain of $803 thousand.
·	A credit of $103 thousand was received from the FDIC, resulting in net zero deposit insurance expense for the third quarter.

Comparison of the Nine months ended September 30, 2019 to September 30, 2018

Net income for the nine months ended September 30, 2019 was $1.6 million, an increase of $1.4 million over the same period in 2018. Interest and dividend income increased $2.0 million, or 9.7%, to $23.2 million for the first nine months of 2019 compared to $21.2 million for the same period in 2018. The primary driver of this improvement was interest income on loans, which increased $1.8 million, or 9.1%, to $21.4 million for the first nine months of 2019 from $19.6 million for the same period in 2018. Increased average loan balances provided the majority of this improvement in interest income on loans. Deposits with other banks also provided an additional $362 thousand of interest income, mainly due to increased average balances. The increase in total interest income was also supported by an improvement in the annualized yield on interest-earning assets, which increased to 4.75% for the first nine months of 2019 compared to 4.62% for the first nine months of 2018.

Although interest expense increased $1.4 million, to $4.5 million for the first nine months of 2019 from $3.1 million for the first nine months of 2018, net interest income still increased because increases in interest income mitigated this increase in interest expense. The primary driver of this increased interest expense is higher interest rates on time deposits and money market accounts, which also contributed to an increase in the annualized cost of funds to 0.92% for the nine months ended September 30, 2019 compared to 0.66% for the nine months ended September 30, 2018.

We recognized a provision for loan losses of $1.3 million during the first nine months of 2019, compared to $189 thousand for the same period in 2018. The increase is due to $1.0 million of charge-offs against the allowance for loan losses related to three commercial loan relationships. Provisions are recognized to maintain the allowance for loan losses at a level that deemed appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized.

Noninterest income increased $1.1 million to $6.6 million for the nine months ended September 30, 2019 from $5.5 million for the same period in 2018. The main driver was an $803 thousand gain on the sale and leaseback transaction completed on our Lebanon office. Increased card processing and interchange income of $167 thousand also contributed to the improvement in noninterest income.

Noninterest expense decreased $1.1 million, or 4.9%, to $22.0 million for the first nine months of 2019 from $23.1 million for the same period in 2018. Increases in salaries and employee benefits of $92 thousand were more than offset by a decrease of $433 thousand in occupancy and equipment expense and a decrease of $638 thousand in other operating expense. Data processing and telecommunication costs show a decrease of $144 thousand or 7.0%, as costs savings related to the renegotiation of data circuit and phone services, earlier in the year, are being realized. The decrease in other operating expense is largely attributable to various non-recurring write-downs and losses of approximately $634 thousand taken during the nine months of 2018 that were not repeated in 2019. These were related to previously capitalized costs advanced for insurance on previously charged-off loans, supplies and marketing inventory items, loan resolutions and other real estate owned. During the nine months ended September 30, 2019 and 2018, costs for fees related to facilitating sales of loans totaling $158 thousand and $61 thousand, respectively, were recorded.

Our efficiency ratio, a non-GAAP measure which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, improved to 86.8% for the first nine months of 2019 compared to 97.8% for the first nine months of 2018.

Comparison of the Three Months ended September 30, 2019 to September 30, 2018

The Company’s primary source of income is net interest income, which increased $320 thousand to $6.3 million during the third quarter of 2019 compared to $6.0 million during the third quarter of 2018. This improvement was driven mainly by increased average balances of loans, but also by a higher net interest margin, which increased to 3.90% from 3.84%. Although the cost of funds increased to 0.92% from 0.74%, the yield on earning assets increased to 4.81% from 4.58%. While interest income increased $642 thousand, or 8.9%, interest expense increased only $322 thousand, or 27.7%.

The provision for loan losses increased $957 thousand, to $1.0 million for the third quarter of 2019 compared to $63 thousand for the third quarter of 2018. As noted above, the increase in the provision was driven mainly by charge-offs of three commercial loan relationships.

Noninterest income for the third quarter of 2019 was $2.9 million, an increase of $938 thousand, or 48.9%, when compared to the same period in 2018. This increase was driven primarily by an $803 thousand gain realized on the sale and leaseback of the Lebanon office mentioned above. Card processing and interchange fees increased $80 thousand, or 11.1%, for the comparative quarters-ended, as customer card usage continues to increase. Revenue from financial services increased $29 thousand, or 22.5% as efforts to increase our presence in this area improve.

Noninterest expense decreased $500 thousand, or 6.6%, to $7.1 million during the third quarter of 2019 as compared to $7.6 million for the third quarter of 2018. This was driven by a decrease in salaries and benefits expenses of $70 thousand, a decrease in occupancy and equipment expense of $121 thousand, a decrease in data processing and telecommunication expense of $102 thousand and a decrease in other operating expenses of $207 thousand. The main driver of the reduction in other operating expense is $339 thousand of write-downs on other real estate owned that occurred in the third quarter of 2018, with none occurring in the third quarter of 2019. Another driver of the reduction in other operating expense is a credit received from the FDIC of $103 thousand as a result of our ability to utilize Small Bank assessment credits during the quarter. The lower occupancy and equipment expenses is due to reduced depreciation, as equipment, furniture and vehicles reach the end of their estimated useful lives, combined with efforts to control repairs and maintenance costs, by renegotiating existing or renewing service contracts at lower costs.

The efficiency ratio, a non-GAAP measure, improved to 76.9% for the third quarter of 2019 from 95.4% for the third quarter of 2018, due to all the improvements discussed above. Plans implemented in the latter half of 2018 and throughout 2019 have resulted in reduced operating costs and improved the efficiency ratio.

We expect further improvements in operating expenses as we continue to assess staffing, service providers and existing and renewing contractual relationships. We have already begun to see benefits from renegotiating data circuit and telecom contracts, which should provide annualized savings of approximately $198 thousand over the next five years. We are completing negotiations with our card services provider and anticipate annualized savings of approximately $400 thousand over a five year period commencing in 2020. During the third quarter of 2019, we implemented a restructuring of our credit and loan operations functions and other administrative positions, resulting in the elimination of ten positions; with a net reduction of five employees, as some affected personnel filled other vacant positions. The staffing changes are estimated to result in annualized savings of $580 thousand.

Aside from the efforts to improve efficiencies and reduce costs made thus far, we have retained the services of a consulting firm to further review our processes and procedures to identify areas where we can enhance revenue or better manage costs. When completed and implemented, it is estimated that the pre-tax annual benefits will exceed $1 million.

Balance Sheet

Total assets increased $24.8 million, or 3.6%, to $706.9 million at September 30, 2019 from $682.1 million at December 31, 2018. Increases in interest-bearing deposits in other banks of $16.7 million and increases in loans of $11.1 million were funded primarily by increases in deposits of $25.6 million. Total assets are expected to continue growing due to our plan to conservatively and prudently grow the loan portfolio. Interest-bearing deposits include approximately $19 million of funds deposited by a related party early in 2019, which is considered to be temporary.

Total investments decreased $5.9 million, or 10.0%, to $53.5 million at September 30, 2019 from $59.4 million at December 31, 2018, primarily due to principal paydowns of $8.0 million, offset by purchases of $790 thousand and unrealized gains of $1.7 million. There were no sales of investments during the three or nine months ended September 30, 2019.

Loans held for sale is a new line on the balance sheet this year and totals $571 thousand as of September 30, 2019. These loans are related to the secondary mortgage loan program, which are now being originated in the Bank’s name. Prior to the second quarter of 2019, secondary mortgage program loans were originated and funded by the purchaser.

Loans receivable increased $11.1 million, or 2.0%, to $558.2 million at September 30, 2019 as compared to $547.1 million at December 31, 2018. We believe our focus on developing new and existing lending relationships should continue to grow the loan portfolio, subject to the economy and heightened competition in our markets. While loan demand has lessened somewhat from that experienced in the past two years, we continue to see opportunities to provide credit at reasonable terms. At September 30, 2019 approximately $12.6 million in new loans were in the pipeline. Through October 31, 2019 approximately $3.0 million of these loans have closed.

Total deposits increased $25.6 million, or 4.3%, to $621.6 million at September 30, 2019 from $596.0 million at December 31, 2018. Noninterest-bearing demand deposits increased $11.7 million, or 7.1%. Interest-bearing deposits increased $13.9 million, or 3.2%, driven by increases in nearly every type of retail account, with the exception of certain time deposit maturities which we chose not to replace at higher interest rates. This allowed us to reduce wholesale deposits, FHLB advances and federal funds purchased by $2.4 million, $2.0 million and $3.6 million, respectively, during the first nine months of this year. Due to competitive pressures and the upward pressure on interest rates during the first five months of the year, we saw increases in the interest we pay on deposits in 2019. More recent financial and economic events have resulted in three reductions in the federal funds rate so far in the second half of 2019. While pressure to lower interest rates may continue for the foreseeable future, it is not certain that this will result in a systemic lowering of rates paid on deposit products if competition remains to attract and retain deposits to support future loan growth. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Trust Preferred Securities of $16.5 million at September 30, 2019, were unchanged compared to December 31, 2018.

Borrowed funds from the FHLB were reduced to $5.0 million at September 30, 2019 from $7.0 million at December 31, 2018 as we chose not to replace one of our two advances. The following table presents the FHLB advances:

(Dollars in thousands)	Maturity Date	Rate	September 30, 2019	December 31, 2018
Fixed Rate Hybrid	6/28/2019	0.99%	-	2,000
Fixed Rate Hybrid	6/30/2021	1.34%	5,000	5,000
Total			$5,000	$7,000

Total equity at September 30, 2019 was $54.2 million, an increase of $3.0 million, or 5.8%, compared to $51.3 million at December 31, 2018. Net income of $1.6 million and comprehensive income of $1.3 million drove this increase.

Asset Quality

Non-performing assets declined $3.3 million, or 27.1%, during the first nine months of 2019. Other real estate owned (OREO) balances decreased by $1.6 million and nonaccruing loan balances decreased by $1.7 million. As a result, the ratio of nonperforming assets to total assets decreased to 1.27% at September 30, 2019, compared to 1.80% at December 31, 2018.

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

Nonperforming assets consisted of the following:

	September 30, 2019	December 31, 2018
Nonaccrual loans	$4,636	$6,369
Loans past due more than 90 days, still accruing	—	—
Nonperforming loans	4,636	6,369
Other real estate owned	4,339	5,937
Nonperforming assets	$8,975	$12,306

Nonperforming loans/Total loans at period end	0.83%	1.16%
Nonperforming assets/Total assets at period end	1.27%	1.80%

All OREO properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first nine months of 2019, $492 thousand of other real estate owned was acquired as a result of settlement of foreclosed loans. Foreclosed real estate sales for the first nine months of 2019 totaled $1.8 million, resulting in a net loss of $55 thousand. In an effort to reduce our level of foreclosed properties, we maintain the aggressive approach toward liquidating properties, exhibited over the past, by making pricing adjustments to expedite sales. This includes valuation adjustments of $214 thousand recorded thus far in 2019. As we continue these efforts, additional losses could occur, while reducing future carrying costs. We do have lease agreements on certain OREO properties which are generating rental income at market rates. Rental income on OREO properties was $63 thousand for the first nine months of 2019 compared to $169 thousand for the first nine months of 2018. The decrease in revenue is primarily due to a vacancy at a commercial property as the site was being prepared for sale, combined with a general decrease in properties owned. While the original sale of the commercial property was not consummated, a contract for the sale of this property was executed in October, with closing anticipated during the fourth quarter of 2019.

Loans rated substandard or below were $4.8 million at September 30, 2019, a decrease of $2.5 million from $7.3 million at December 31, 2018. Total past due loans decreased from $6.8 million at December 31, 2018, to $6.7 million at September 30, 2019.

Our allowance for loan losses at September 30, 2019 was $5.2 million or 0.92% of total loans as compared to $5.3 million, or 0.98% of total loans at December 31, 2018. Impaired loans decreased $2.5 million, or 31.0%, to $5.5 million with an estimated related specific allowance of $221 thousand for potential losses at September 30, 2019 as compared to $8.0 million in impaired loans with an estimated related allowance of $318 thousand at the end of 2018. A provision of $1.3 million was recognized for the first nine months of 2019 and $189 thousand for the first nine months of 2018. In the first nine months of 2019, net charge-offs were $1.5 million, or 0.21% of average loans, as compared to $1.1 million, or 0.16% of average loans for the same period of 2018. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Specific allowance	$221	$318
General allowance	4,929	5,018
Total allowance	$5,150	$5,336

Impaired loans	$5,497	$7,976
Other loans	552,677	539,120
Total loans	$558,174	$547,096

Total allowance/Total loans	0.92%	0.98%
General allowance/Other loans	0.89%	0.93%

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $4.7 million and $5.5 million existed at September 30, 2019 and December 31, 2018, respectively. Our income tax expense was computed at the revised corporate income tax rate of 21% of taxable income for 2018 and 2019 due to the enactment of the Tax Cuts and Jobs Act (“TCJA”) which became law on December 22, 2017. Income tax expense was previously calculated at 34% of taxable income. We do not have significant nontaxable income or nondeductible expenses.

Capital Resources

Total stockholders’ equity at September 30, 2019 was $54.2 million compared to $51.3 million at December 31, 2018, an increase of $3.0 million. The increase includes net unrealized gains of $1.3 million related to the available-for-sale investment portfolio, net of tax, plus net income of $1.6 million for the nine-month period.

The Company meets the eligibility criteria to be classified as a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015 and is not obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios along with the minimum regulatory thresholds to be considered well-capitalized are presented in the following table:

	Well-Capitalized Regulatory Threshold	September 30, 2019	December 31, 2018
Tier 1 leverage	5.00%	9.50%	9.59%
Common equity Tier 1	6.50%	13.60%	13.29%
Tier 1 risk-based capital	8.00%	13.60%	13.29%
Total risk-based capital	10.00%	14.65%	14.39%

At September 30, 2019, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015. As a result of these new rules the Company and Bank are now subject to a Common Equity Tier 1 ratio set out above.

The tangible book value per common share was $2.26 at September 30, 2019 compared to $2.19 at December 31, 2018. Other key performance indicators are as follows:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Return on average assets[1]	0.50%	0.12%	0.31%	0.05%
Return on average equity[1]	6.49%	1.64%	4.15%	0.64%
Average equity to average assets	7.63%	7.35%	7.40%	7.44%

1 Annualized

Total assets increased during the first nine months of 2019 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our current capital levels will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $95.0 million at September 30, 2019, an increase from $79.5 million at December 31, 2018. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs during 2019.

At September 30, 2019, all of our investments were classified as available-for-sale. These investments provide a source of liquidity in the amount of $46.3 million, which is net of the $7.2 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank.

Our loan to deposit ratio was 89.7% at September 30, 2019 and 91.80% at December 31, 2018. We anticipate this ratio to remain at or below 90% for the foreseeable future.

Available third-party sources of liquidity at September 30, 2019 include the following: a line of credit with the Federal Home Loan Bank of Atlanta, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We also have the ability to borrow $20.0 million in secured and unsecured federal funds through credit facilities extended by correspondent banks.

The Bank’s total line of credit with the FHLB is $175.2 million, with unused availability at September 30, 2019 of $153.2 million. One advance was outstanding at September 30, 2019 for $5.0 million and the line also secures letters of credit totaling $17.0 million. The advance and letters of credit are secured by a blanket lien on our residential real estate loans which amounted to $143.0 million at September 30, 2019.

The Bank also has access to the brokered deposits market and the Certificate of Deposit Registry Service (“CDARS”). At September 30, 2019, we held no brokered deposits and $11.0 million in CDARS reciprocal time deposits.

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

The bank holding company has approximately $243 thousand in cash on deposit at the Bank as of September 30, 2019. These funds will be used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed. The Company is making quarterly interest payments on the trust preferred securities. During the first nine months of 2019, the bank paid $610,000 in cash dividends to the holding company.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended September 30, 2019 to the off-balance sheet items and the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

NEW PEOPLES BANKSHARES, INC. (Registrant)

	By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

	Date:	November 13, 2019

	By:	/s/ JOHN J. BOCZAR
John J. Boczar
Executive Vice President and Chief Financial Officer

	Date:	November 13, 2019

Index of Exhibits

No.	Description
2.1	Agreement and Plan of Share Exchange dated August 15, 2011 (incorporated by reference to Exhibit 2 to Form 8-K filed December 17, 2011).
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004).
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Letter Agreement, dated as of June 29, 2009, between the Company and Kenneth D. Hart (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.7	Written Agreement, effective August 4, 2010, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 6, 2010).
10.8	Engagement Letters of Scott & Stringfellow, LLC (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
10.9	Convertible Note Payable, B. Scott White, dated June 27, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2012).
10.10	Convertible Note Payable, Harold Lynn Keene, dated June 27, 2012 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2012).
10.11*	Employment Agreement dated December 1, 2016 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2016).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended September 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

___________________

* Denotes management contract.