Form 10-K
period 2019-12-31
NEW PEOPLES BANKSHARES INC
filed 2020-04-14
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-33411

New Peoples Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	31-1804543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

67 Commerce Drive	24260
Honaker, VA
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (276) 873-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $2 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales price of $1.95 per share on the last business day of the second quarter of 2019, was $20,326,751.

The number of shares outstanding of the registrant’s common stock was 23,922,086 as of March 27, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:

None

TABLE OF CONTENTS

PART I

Item 1.	Business

General

New Peoples Bankshares, Inc. (New Peoples, the Company, we, us or our) is a Virginia financial holding company headquartered in Honaker, Virginia. Our business is conducted primarily through New Peoples Bank, Inc., a Virginia banking corporation (the Bank). The Bank has a division doing business as New Peoples Financial Services which offers investment services through its broker-dealer relationship with Infinex Investments, Inc. NPB Insurance Services, Inc. (NPB Insurance) is a subsidiary of the Bank and generates revenue through the referral of insurance services.

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

In June 2003, New Peoples formed two new wholly-owned subsidiaries, NPB Financial Services, Inc. (renamed NPB Insurance Services, Inc. in June 2012) and NPB Web Services, Inc, an inactive web design and hosting company.

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

Branch Locations

After a period of significant branch expansion between 2000 and 2008, we have consolidated some of our branch operations to improve efficiency. Currently, in addition to our headquarters in Honaker, Virginia we have 18 full service branches located in three states: Virginia - Abingdon, Big Stone Gap, Bluefield, Bristol, Castlewood, Chilhowie, Clintwood, Gate City, Grundy, Haysi, Lebanon, Pounding Mill, Tazewell, Weber City and Wise; West Virginia - Princeton (2); and Tennessee - Kingsport. In 2019, we purchased property in Bristol, Virginia and have received regulatory approval to operate a full service branch at this site. We expect to open in the third quarter of 2020, after renovations to the site are completed. We have 1 limited services branch in Pound, Virginia. We also have a loan production office in Kingsport, Tennessee.

In the first quarter of 2020, we purchased an office building in Kingsport, TN that had recently been vacated by another financial institution. Pending regulatory approval, we plan to commence operations of a full service branch at this location during the second quarter. We also intend to relocate the loan production office operations to the newly acquired location at the end of the current lease.

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

Internet Site

We have our internet banking site at www.newpeoples.bank. The site includes a customer service area that contains branch and Interactive Teller Machine (ITM) locations, product descriptions and current interest rates offered on deposit accounts. Customers with internet access can apply for loans, open deposit accounts online, access account balances, make transfers between accounts, enter stop payment orders, order checks, and use an optional bill paying service.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC. Our SEC filings are filed electronically and are available to the public online at the SEC’s web site at www.sec.gov. We also provide a link to our filings on the SEC website, free of charge, through our internet website www.npbankshares.com under "Investor Relations." We also make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on From 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on the websites of the Company and the Bank does constitute part of, and is not incorporated into, this report or any other filings the Company makes with the SEC.

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

Loans by type as a percentage of total loans are as follows:

	December 31,
	2019	2018	2017	2016	2015
Commercial, financial and agricultural	14.45%	15.20%	13.35%	11.75%	10.76%
Real estate – construction	5.53%	6.42%	5.80%	5.50%	3.33%
Real estate – commercial	30.30%	25.74%	24.89%	22.05%	22.34%
Real estate – residential	45.61%	48.15%	51.59%	55.97%	58.00%
Installment loans to individuals	4.11%	4.37%	4.37%	4.73%	5.57%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

Construction Loans. Construction lending entails significant additional risks, compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate the total loan funds required to complete a project and related loan-to-value ratios accurately. To minimize the risks associated with construction lending, loan-to-value limitations for residential, multi-family and non-residential construction loans are in place. These are in addition to the usual credit analyses of borrowers. Management feels that the loan-to-value ratios help to minimize the risk of loss and to compensate for normal fluctuations in the real estate market. Maturities for construction loans generally range from 4 to 12 months for residential property and from 6 to 18 months for non-residential and multi-family properties.

Consumer Loans. Our consumer loans consist primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans that we make include home improvement loans, debt consolidation loans and general consumer lending. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. A borrower may also be able to assert against the Bank as an assignee any claims and defenses that it has against the seller of the underlying collateral.

Our underwriting policy for consumer loans seeks to limit risk and minimize losses, primarily through a careful analysis of the borrower’s creditworthiness. In evaluating consumer loans, we require our lending officers to review the borrower’s level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, we maintain an appropriate margin between the loan amount and collateral value.

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

Other Bank Services. Other bank services include safe deposit boxes, cashier’s checks, certain cash management services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer ITM and debit card services that can be used by our customers throughout our service area and other regions. We also offer consumer and commercial VISA credit card services. Electronic banking services include debit cards, internet banking, telephone banking, mobile banking, remote deposit capture; merchant transaction processing and wire transfers.

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

Competition

The financial services business is highly competitive. We compete as a financial intermediary with other commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the southwestern Virginia, southern West Virginia, and eastern Tennessee market area and elsewhere, including online financial services providers. Our market area is a highly competitive, highly branched banking market.

Competition in the market area for loans to small businesses and professionals, the Bank’s target market, is intense, and pricing is important. Many of our larger competitors have substantially greater resources and lending limits than we have. They offer certain services, such as extensive and established branch networks and trust services that we do not provide or do not expect to provide in the near future. Moreover, larger institutions operating in the market area have access to borrowed funds at lower costs than are available to us. Deposit competition among institutions in the market area also is strong. As a result, it is possible that we may have to pay above-market rates to attract or retain deposits.

While pricing is important, our principal method of countering the competition is service. As a community banking organization, we strive to serve the banking needs of our customers while developing personal, hometown relationships with them. As a result, we provide a significant amount of service and a range of products without the fees that customers can expect from larger banking institutions.

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2019, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows:

County or City	% of Market
Scott County, VA	37.35%
Dickenson County, VA	28.33%
Russell County, VA	24.25%
Wise County, VA	11.03%
Tazewell County, VA	8.97%
Mercer County, WV	8.86%
Buchanan County, VA	8.75%
Smyth County, VA	4.33%
Washington County, VA	3.73%
City of Bristol, VA	2.18%
City of Kingsport, TN	1.60%

Employees

As of December 31, 2019, we had 232 total employees, of which 222 were full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

Supervision and Regulation

General. As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (BHCA), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the Federal Reserve). We are also subject to the provisions of the Code of Virginia governing bank holding companies. As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions (BFI). As a member of the Federal Reserve System, the Bank is also subject to regulation, supervision and examination by the Federal Reserve. Other federal and state laws, including various consumer protection and compliance laws, govern the activities of the Bank, such as the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

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

Financial Holding Company. As of March 4, 2016 the Company elected to become qualified as a financial holding company (FHC). The Gramm-Leach-Bliley Act (GLBA) created this category of bank holding companies. FHC’s may directly or indirectly through subsidiaries engage in financial activities and activities “incidental” or “complementary” to financial activities. Generally, a FHC need not give prior notice of such activities, but must notify the Federal Reserve within 30 days after the event.

The BHCA provides a long list of “financial” activities that may be engaged in by FHCs such as underwriting, brokering or selling insurance; providing financial or investment advice; underwriting; dealing in or making a market in securities.

There are other potential “financial” activities in which the Federal Reserve is permitted to designate as permitted financial or incidental to financial activities.

We do not currently undertake activities specifically permitted to us as a FHC that are not otherwise permissible for bank holding companies not qualified as FHCs.

Bureau of Financial Institutions. As a bank holding company registered with the BFI, we must provide the BFI with information concerning our financial condition, operations and management, among other reports required by the BFI. New Peoples is also examined by the BFI in addition to its Federal Reserve examinations. Similar to the BHCA, the Code of Virginia requires that the BFI approve the acquisition of direct or indirect ownership or control of more than 5% of the voting shares of any Virginia bank or bank holding company like us.

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

Capital Adequacy. The federal banking regulators have issued substantially similar capital requirements applicable to all banks and bank holding companies. In addition, those regulators may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

The Company meets the eligibility criteria to be considered a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement issued in February 2015, and does not report consolidated regulatory capital. With respect to the Bank, the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act (FDIA) were revised, effective as of January 1, 2015, to incorporate a new Common Equity Tier 1 (CET1) risk-based capital measure. The risk-based capital and leverage capital requirements under the final prompt corrective action regulations are set forth in the following table:

	Total Risk	Tier 1 Risk	CET1 Risk
	Based Capital	Based Capital	Based Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Well Capitalized	≥ 10%	≥ 8%	≥ 6.5%	≥ 5%
Adequately Capitalized	≥ 8%	≥ 6%	≥ 4.5%	≥ 4%
Undercapitalized	≥ 8%	≥ 6%	≥ 4.5%	≥ 4%
Significantly Undercapitalized	≥ 6%	≥ 4%	≥ 3%	≥ 3%
Critically Undercapitalized	Tangible equity to total assets ≤ 2%

The FDIA requires the federal banking regulators to take “prompt corrective action” if a depository institution does not meet minimum capital requirements as set forth above. Generally, a receiver or conservator for a bank that is “critically undercapitalized” must be appointed within specific time frames. The regulations also provide that a capital restoration plan must be filed within 45 days of the date a bank is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for a bank required to submit a capital restoration plan must guarantee the lesser of (i) an amount equal to 5% of the bank’s assets at the time it was notified or deemed to be undercapitalized by a regulator, or (ii) the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the bank is notified that it has maintained adequately capitalized status for specified time periods. Additional measures with respect to undercapitalized institutions include a prohibition on capital distributions, growth limits and restrictions on activities.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). The final rules established minimum capital ratios plus a “capital conservation buffer” designed to absorb losses during periods of economic stress. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The final provisions for banks with $250 billion or less in total assets, such as the Bank, are set forth in the following table:

Minimum Leverage Ratio	4.00%
Minimum CET1 Risk Based Capital Ratio	4.50%
Capital Conservation Buffer (1)	2.50%
Minimum Tier CET1 Risk Based Capital Ratio with Capital Conservation Buffer	7.00%
Minimum Tier 1 Risk Based Capital Ratio	6.00%
Minimum Tier 1 Risk Based Capital Ratio with Capital Conservation Buffer	8.50%
Minimum Total Risk Based Capital Ratio	8.00%
Minimum Total Risk Based Capital Ratio with Capital Conservation Buffer	10.50%

(1)	The capital conservation buffer must be maintained in order for a banking organization to avoid being subject to limitations on capital distributions, including dividend payments, and discretionary bonus payments to executive officers.

The final rules include comprehensive guidance with respect to the measurement of risk-weighted assets.  For residential mortgages, Basel III retains the risk-weights contained in the prior capital rules, which assign a risk-weight of 50% to most first-lien exposures and 100% to other residential mortgage exposures.  The final rule increased the risk-weights associated with certain on-balance sheet assets, such as high volatility commercial real estate loans, and loans that are more than 90 days past due or in nonaccrual status. Capital requirements also increased for certain off-balance sheet exposures including, for example, loan commitments with an original maturity of one year or less.

Under the final rules, certain banking organizations, including the Company and the Bank, were permitted to make a one-time election to continue the prior treatment of excluding from regulatory capital most accumulated other comprehensive income (AOCI) components, including amounts relating to unrealized gains and losses on available-for-sale debt securities and amounts attributable to defined benefit post-retirement plans.  Institutions that elected to exclude most AOCI components from regulatory capital under Basel III will be able to avoid volatility that would otherwise be caused by things such as the impact of fluctuations in interest rates on the fair value of available-for-sale debt securities.  The Company and the Bank elected to exclude AOCI components from regulatory capital under Basel III.

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

On September 17, 2019, the federal banking regulators jointly issued a final rule required by the Economic Growth, Regulatory Reform and Consumer Protection Act (EGRRCPA) that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets, such as New Peoples and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or CBLR). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. These CBLR rules were modified in response to the novel coronavirus (COVID-19) pandemic. See “— Coronavirus Aid, Relief, and Economic Security Act” below. We are evaluating whether to opt in to the CBLR framework.

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

Interstate Banking and Branching. Banks in Virginia may branch without geographic restriction. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Bank holding companies may acquire banks in any state without regard to state law except for state laws requiring a minimum time a bank must be in existence to be acquired. The Code of Virginia generally permits out of state bank holding companies or banks to acquire Virginia banks or bank holding companies subject to regulatory approval. These laws have the effect of increasing competition in banking markets.

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

Transactions with Affiliates. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. These provisions restrict the amount of, and provide conditions with respect to, loans, investments, transfers of assets and other transactions between New Peoples and the Bank.

Loans to Insiders. The Bank is subject to rules on the amount, terms and risks associated with loans to executive officers, directors, principal shareholders and their related interests.

Community Reinvestment Act. Under the Community Reinvestment Act, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practices. The Community Reinvestment Act emphasizes the delivery of bank products and services through branch locations in a bank’s market areas and requires banks to keep data reflecting their efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA (see below) may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “Satisfactory” rating in its latest Community Reinvestment Act examination. The Bank received a rating of “Satisfactory” at its last Community Reinvestment Act performance evaluation, as of July 22, 2019.

Gramm-Leach-Bliley Act of 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. For example, the GLBA permits unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become FHCs, which can engage in a broad range of financial services as described above. In order to become a FHC, a bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. On March 4, 2016 the Federal Reserve Bank of Richmond approved New Peoples’ election to become a FHC.

The GLBA also provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities.

Anti-Money Laundering Legislation. New Peoples is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require New Peoples to take steps to prevent the use of New Peoples for facilitating the flow of illegal or illicit money, to report large currency transactions, and to file suspicious activity reports. The Company is also required to carry out a comprehensive anti-money laundering compliance program. Violations can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

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

Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) is intended to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties by publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities law. The changes required by the Sarbanes-Oxley Act and its implementing regulations are intended to allow shareholders to monitor the performance of companies and their directors more easily and effectively.

The Sarbanes-Oxley Act generally applies to all domestic companies, such as New Peoples, that file periodic reports with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended. The Sarbanes-Oxley Act includes significant additional disclosure requirements and expanded corporate governance rules and the SEC has adopted extensive additional disclosures, corporate governance provisions and other related rules pursuant to it. New Peoples has expended, and will continue to expend, considerable time and money in complying with the Sarbanes-Oxley Act.

Federal Deposit Insurance Corporation. The Bank’s deposits are insured by the Deposit insurance Fund, as administered by the FDIC, to the maximum amount permitted by law, which is $250,000 per depositor. The FDIC uses a “financial ratios method” based on “CAMELS” composite ratings to determine deposit insurance assessment rates for small established institutions with less than $10 billion in assets, such as the Bank. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (CAMELS). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau (CFPB), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It also oversees the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions such as the Company and the Bank, the CFPB coordinates its examination activities through their primary regulators.

The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. The EGRRCPA modified a number of these requirements, including, for smaller institutions (under $10 billion in total assets) that qualify, a safe harbor for compliance with the “ability to pay” requirements for consumer mortgage loans. The CFPB has implemented mortgage lending regulations to carry out its mandate. In addition, the Federal Reserve has issued rules limiting the fees charged to merchants by credit card companies for debit card transactions. The result of these rules is to limit the amount of interchange fee income available explicitly to larger banks and indirectly to us. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.

The Dodd-Frank Act has had, and may in the future have, a material impact on New Peoples’ operations, particularly through increased compliance costs resulting from new and possible future consumer and fair lending regulations. The future changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of New Peoples and the Bank. These changes may also require New Peoples to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

The Economic Growth, Regulatory Reform and Consumer Protection Act of 2018. The EGRRCPA, which became effective in May 2018, amended provisions of the Dodd-Frank Act and other statutes administered by banking regulators. Among these amendments are provisions exempting insured depository institutions (and their parent companies) with less than $10 billion in consolidated assets and meeting certain other asset and liabilities trading tests from the Volker Rule, which prohibits banks from conducting certain investment activities with their own accounts. The EGRRCPA required the regulators to promulgate rules establishing the new CBLR, as described above. The Act increased the asset threshold from $1 billion to $3 billion for financial institutions to qualify for a less burdensome 18 month on site examination schedule. The EGRRCPA made numerous other changes in regulatory requirements based on the size and complexity of financial institutions, particularly benefiting smaller institutions like the Company.

Coronavirus Aid, Relief, and Economic Security Act In response to the COVID-19 pandemic, President Trump signed into law the CARES Act on March 27, 2020. Among other things, the CARES Act included the following provisions impacting financial institutions:

·	Community Bank Leverage Ratio. The CARES Act directs federal bank regulators to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulators issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

·	Temporary Troubled Debt Restructurings (TDRs) Relief. The CARES Act allows banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (GAAP) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking regulators are required to defer to the determination of the banks making such suspension.

·	Small Business Administration (SBA) Paycheck Protection Program. The CARES Act created the SBA’s Paycheck Protection Program. Under the Paycheck Protection Program, $349 billion was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions that process loan applications and service the loans.
13

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

Subsequent Events

We have considered subsequent events through the date of the financial statements in this Form 10-K. Refer to Item 8 “Financial Statements and Supplementary Data” Note 25 of the consolidated financial statements.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2019, the Company's net investment in premises and equipment in service was $21.2 million. Construction in progress related to our Bristol, Virginia location has accumulated to $1.0 million at December 31, 2019. Our main office and operations center are located in Honaker, Virginia. This location contains a full service branch, and a separate administration and operations center.

The Bank owns 14 of its full service branches, including its headquarters office, and its one limited service branch. The locations of these branches are described in Item 1. In 2017, the Bank sold its Abingdon, Bristol, Gate City and Castlewood, Virginia properties and in connection with the sale of these four properties, the Bank entered into commercial lease agreements for the properties, which allowed the Bank to continue to service customers from these locations. During the third quarter of 2019, the Bank sold its Lebanon, Virginia property. In connection with the sale, the Bank entered into a commercial lease agreement which allows the Bank to continue to service customers from this location. For additional discussion of these leases see Item 8 “Financial Statements and Supplementary Data” Note 17, Leasing Activities, in Notes to the Consolidated Financial Statements. Aside from the retail branch offices, we own a building in Bristol, Virginia that serves as our call center and ITM network operations site. We also own a location in Bristol, Virginia that is being renovated and will open as a full service branch in 2020.

The Bank leases office space in Kingsport, Tennessee for use as a loan production office, which opened in January 2018. For additional discussion of this lease see Note 17, Leasing Activities, in Notes to the Consolidated Financial Statements.

In May 2018, a site in Princeton, West Virginia that had been used as an administrative office opened as a full service branch, as our second customer service location in this market.

During 2018, we limited activity at the Jonesborough, Tennessee loan production office and in 2019 it was closed and the ITM at this site was relocated. The property is currently being marketed for sale.

The Bank owns a location in Dungannon, Virginia that is now currently being leased, but was formerly used as a branch until its closure during 2010. A closed office in Bland, Virginia was sold in May 2018. Three other closed branches (Bluewell, West Virginia, Bristol, and Jonesville, Virginia) that are vacant may be used for future banking offices again. A fourth former branch office in Norton, Virginia was transferred to other real estate owned in 2019 and is being marketed for sale.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3. Legal Proceedings

In the normal course of operations, we may become a party to legal proceedings. As disclosed in Item 8 “Financial Statements and Supplementary Data” Note 20, there are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition, operations or liquidity of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and IssuerP urchases of Equity Securities

(a)       Market Information

Computershare Investor Services is the stock transfer agent for New Peoples Bankshares, Inc. The common stock of New Peoples is quoted on the Over the Counter Bulletin Board under the symbol “NWPP”. The volume of trading of shares of common stock is very limited. Trades in our common stock occur sporadically on a local basis and typically in small volumes. Over-the-Counter market quotations reflect inter-dealer prices without retail mark up, mark down or commissions and may not necessarily represent actual transactions.

The most recent sales price of which management is aware was $1.53 per share on March 27, 2020.

(b)       Holders

On March 27, 2020, there were approximately 4,358 shareholders of record.

(c)       Dividends

In order to preserve capital we have not paid cash dividends to our shareholders. Any declaration of dividends in the future will depend on our earnings, capital requirements, growth strategies, and compliance with regulatory mandates principally at the Bank level since the Company’s primary source of income is dividends which it would receive from the Bank. We are subject to certain dividend restrictions and capital requirements imposed by the Federal Reserve Bank as well as Virginia banking statutes and regulations. We do not anticipate paying a dividend on our common stock in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable. See Notes 16 Dividend Limitation on Subsidiary Bank and Note 21 Capital in Item 8 “Financial Statements and Supplementary Data” for further discussion of dividend limitations and capital requirements.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, and allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from projections include:

·	the success or failure of our efforts to implement our business plan;
·	any required increase in our regulatory capital ratios;
·	satisfying other regulatory requirements that may arise from examinations, changes in the law and other similar factors;
·	deterioration of asset quality;
·	changes in the level of our nonperforming assets and charge-offs;
·	fluctuations of real estate values in our markets;
·	our ability to attract and retain talent;
·	demographical changes in our markets which negatively impact the local economy;
·	the uncertain outcome of enacted legislation to stabilize the United States financial system;
·	the successful management of interest rate risk;
·	the successful management of liquidity;
·	changes in general economic and business conditions in our market area and the United States in general;
·	credit risks inherent in making loans such as changes in a borrower’s ability to repay and our management of such risks;
·	competition with other banks and financial institutions, and companies outside of the banking industry, including online lenders and those companies that have substantially greater access to capital and other resources;
·	demand, development and acceptance of new products and services we have offered or may offer;
·	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rate, market and monetary fluctuations;
·	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues (including the recent novel coronavirus (COVID-19) outbreak and the associated efforts to limit the spread of the disease), and other catastrophic events;
·	technology utilized by us;
·	our ability to successfully manage cyber security;
·	our reliance on third-party vendors and correspondent banks;
·	changes in generally accepted accounting principles;
·	changes in governmental regulations, tax rates and similar matters; and,
·	other risks which may be described in our future filings with the SEC.

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2019 and 2018 as well as results of operations for the years ended December 31, 2019 and 2018. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our provision for loan losses and the calculation of our deferred tax asset and any related valuation allowance.

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

Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. In the past, the Company provided a valuation allowance on its net deferred tax assets where it was deemed more likely than not such assets would not be realized. At December 31, 2019 and 2018, the Company had no valuation allowance on its net deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. For further discussion of the deferred tax asset and valuation allowance, we refer you to the section on “Income Taxes and Deferred Tax Assets” in this discussion.

The Company early adopted Accounting Standards Update (ASU) No. 2016-02 Leases (Topic 842). This ASU revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions.

For further discussion of our other critical accounting policies, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements, found in Item 8 to this annual report on Form 10-K.

Cyber Security

The Company, primarily through the Bank, depends on its ability to continuously process, record and monitor a large number of customer transactions and customer, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, the Company’s and its subsidiaries’ operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Although the Company has business continuity plans and other safeguards in place, disruptions or failures in the physical infrastructure or operating systems that support its businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices on which customers’ personal information is stored and that customers use to access the Company’s and its subsidiaries’ products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect the Company’s results of operations or financial condition.

Although to date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that it or its subsidiaries will not suffer such losses in the future. The Company’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our e-banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served. As a result, cyber security and the continued development and enhancement of the Company’s controls, processes and practices, designed to protect its and its subsidiaries’ systems, computers, software, data and networks from attack, damage or unauthorized access, remain a priority for the Company. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.

In 2018, the SEC issued guidelines governing the manner in which public companies report cyber security breaches to investors. The federal bank regulatory agencies and state laws govern the manner in which banks report cyber security breaches to affected customers.

Recent Events

Since December 31, 2019 COVID-19 has adversely affected, and will continue to adversely affect economic activity globally, nationally and locally. Following the global COVID-19 outbreak in December 2019 and domestically in January 2020, market interest rates have declined significantly. Since the beginning of March 2020, the Federal Open Market Committee reduced the target federal funds rate twice by a total of 150 basis points (“bps”). As a result of these actions the target federal funds rate now stands at 0.00% - .25% and the prime interest rate stands at 3.25%.

As the pandemic spread throughout the nation, state and local governments implemented recommendations or orders limiting travel outside the home to work or obtaining essential services, and mandating social distance when out in public. This has had, and will continue to have, a significant adverse impact on the economy as certain industries have been impaired or virtually brought to a standstill.

Financial services were designated as essential services, and we have continued to meet the needs of our customers. To lessen the risk to our employees and customers, we have limited access to our branch lobbies and are providing most essential services through our drive-thru facilities and ITM network. Additionally, we have made personal protective items available to our employees, implemented social distancing protocols and enhanced cleaning procedures at our branch and support sites. Several of our support departments have implemented spit staffing to allow personnel to rotate from working onsite and working from home.

In response to the economic and social impact of the pandemic, legislation has been passed providing economic support to citizens and businesses impacted by the resulting economic downturn. Financial institutions, including the Company, are participating in programs to provide short-term financing to businesses to support employee retention, and offering payment deferrals to borrowers impacted by business declines, permanent or temporary loss of employment or other factors.

At this time we cannot state how the economic downturn will affect the financial position, operations or liquidity of the Company. Throughout the following discussion, we have attempted to input additional commentary addressing the uncertainty of the current economic conditions.

Overview

At December 31, 2019, total assets were $706.4 million, total loans were $562.5 million, and total deposits were $621.5 million. The Company‘s consolidated net income for the year ended December 31, 2019 was $2.1 million, or basic income per share of $0.09 as compared to a net income of $919 thousand, or basic income per share of $0.04, for the year ended December 31, 2018. This is an increase of $1.1 million, or $0.05 per share. This increase was driven by an increase in net interest income of $769 thousand, increased non-interest income of $1.0 million, and decreased non-interest expense of $1.5 million, but partially offset by an increase in provision for loan losses of $1.8 million. The $769 thousand increase in net interest income represents a 3.18% increase for 2019 over 2018, and is due primarily to the $2.2 million increase in interest and fees on loans, half of which is a result of growth in commercial loans secured by real estate during 2019. The $1.7 million increase in interest expense is primarily due to higher rates paid on time deposits. The Company’s key performance indicators are as follows:

	December 31,
	2019	2018	2017

Return on average assets	0.29%	0.14%	0.47%
Return on average equity	3.89%	1.83%	6.30%
Average equity to average assets ratio	7.46%	7.43%	7.52%

Highlights from the year 2019 include:

·	Net income improved 124.0% to $2.1 million, or $0.09 per share, in 2019 compared to $919 thousand, or $0.04 per share, in 2018;
·	Sale and leaseback transaction in 2019 resulted in a gain of $803 thousand;
·	Loan balances increased $15.4 million, or 2.8%, to $562.5 million;
·	Provision for loan losses was $2.1 million for 2019 as compared to $252 thousand for 2018;
·	Nonperforming assets decreased $3.8 million, or 30.5%, to $8.5 million at year-end 2019;
·	Deposits increased $25.5 million, or 4.3%, to $621.5 million;
·	Net interest margin was 3.82%; and
·	Book value per share grew $0.14 to $2.28 as of December 31, 2019.

Total assets increased $24.2 million in 2019, or 3.6%, from $682.1 million at December 31, 2018. Loans increased $15.4 million, or 2.8%, due to continued growth in the loan portfolio. We anticipate that total assets will continue to grow as our plan to conservatively and prudently grow the loan portfolio remains successful, as it was in 2018 and 2017. However, the effects of COVID-19 and its impact on the economy may cause traditional loan growth to decrease from prior years. Other Real Estate Owned (OREO) decreased $2.5 million, or 42.8%, in 2019 to $3.4 million at December 31, 2019 from $5.9 million at December 31, 2018. Bank owned life insurance grew $63 thousand during the year to $4.6 million at December 31, 2019.

On the liability side of the balance sheet, total deposits increased $25.5 million, or 4.3%, to $621.5 million, due mainly to growth in money market deposits of $18.8 million. We anticipate total deposits to increase as we continue to focus on future growth. Due to cash generated by the increase in deposits, we were able reduce Federal Home Loan Bank of Atlanta (FHLB) advances by $2.0 million to $5.0 million. Trust preferred securities remained unchanged at $16.5 million.

As a result of a sale and leaseback transaction in 2019, right-to-use assets – operating leases, along with similar corresponding lease liabilities totaled $5.8 million and $4.9 million, at year-end 2019 and 2018, respectively. Total equity was $54.6 million at December 31, 2019, an increase of $3.4 million, or 6.5%. The Bank’s capital ratios at December 31, 2019 as compared to December 31, 2018, respectively, were as follows: Tier 1 leverage ratio of 9.43% versus 9.59%; Tier 1 risk based capital ratio of 13.72% versus 13.29%; total risk based capital ratio of 14.83% versus 14.39%; and common equity Tier 1 capital ratio of 13.72% versus 13.29%. The Bank is considered well-capitalized under regulatory guidelines. As noted above, these capital measurements will no longer apply to the Bank if it elects to comply with the Community Bank Leverage Ratio discussed above.

Expenses related to OREO properties were $635 thousand in 2019 compared to $1.0 million in 2018. During 2019, we recorded writedowns on other real estate owned properties in the amount of $214 thousand compared to $542 thousand in 2018. During 2019, we had a net loss on the sale of OREO of $123 thousand compared to a net loss of $135 thousand in 2018.

Total loans increased $15.4 million in 2019, or 2.8%, to $562.5 million at December 31, 2019, as compared to $547.1 million at December 31, 2018. The main driver in this increase in total loans is our strategy to grow and diversify the loan portfolio. Over the past few years, we added several commercial lenders, mostly focused in the Tri-Cities market of Bristol, VA and TN, Kingsport, TN, and Johnson City, TN; and Princeton, WV. During 2019, we added another seasoned commercial lender to serve the Bristol and Abingdon markets. We continue to solicit loans from the loan production office in Kingsport, TN that opened in 2018. Prior to the recent economic events related to the COVID-19 pandemic, we expected the trend in total loan growth we have experienced in 2019 and 2018 to continue at least in the near term. However, loan growth in general is subject to economic conditions, customer demand, and competition in our markets.

Asset quality continued to improve during 2019, as OREO and nonaccrual loans both decreased. Nonperforming assets, which include nonaccrual loans, loans past due 90 days or greater still accruing interest and OREO decreased $3.8 million, or 30.5%, to $8.5 million at year-end 2019 from $12.3 million at year-end 2018. Total nonperforming assets represented 1.52% and 2.25% of total assets at December 31, 2019 and December 31, 2018, respectively. There were no loans past due 90 days or greater and still accruing interest at December 31, 2019 or 2018. The makeup of these assets is primarily related to residential real estate and commercial real estate. During the fourth quarter of 2019, the largest foreclosed property, with a recorded balance of $1.6 million, was sold. We continue undertaking extensive and aggressive measures to work out problem credits and liquidate foreclosed properties in an effort to accelerate a reduction of nonperforming assets. Our goal is to continue to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Our allowance for loan losses at December 31, 2019 was $5.4 million, or 0.95%, of total loans, as compared to $5.3 million, or 0.98% of total loans at December 31, 2018. Impaired loans decreased $2.4 million, or 30.1%, to $5.6 million, with an estimated allowance of $323 thousand for potential losses, at December 31, 2019; as compared to $8.0 million in impaired loans, with an estimated allowance of $318 thousand, at the end of 2018. A provision for loan losses of $2.1 million was recorded in 2019, up from $252 thousand in 2018. Net loans charged off in 2019 were $2.0 million, or 0.36% of average loans, compared to $1.1 million, or 0.21% of average loans, in 2018. The losses recorded in 2019, were primarily related to several commercial loans extended to borrowers who ceased operations during the year. Two of these relationships accounted for $1.5 million of the losses recorded. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Net Interest Income and Net Interest Margin

The Company’s primary source of income, net interest income, increased $769 thousand, or 3.2% from 2018 to 2019. The increase in net interest income is due primarily to the $2.2 million increase in interest income on loans during 2019, due to both increased loan volume and higher rates during 2019. We have been successful over the past two years in our strategy to grow the loan portfolio, and reduce reliance on residential mortgage loans by increasing the level of commercial and commercial real estate credits. We believe, going forward, new increased volume will outpace the monthly loan paydowns and maturities. Investment interest income decreased by $171 thousand, or 11.0%, in 2019 compared to 2018, due to the decrease in the investment portfolio. However, higher deposit balances drove increases in cash, increasing interest income from other banks by $426 thousand, to $805 thousand in 2019 compared to 2018.

The increase in interest income was partially offset by a $1.7 million, or 52.7%, increase in interest expense, which included a $1.1 million increase in interest expense on time deposits, generally due to competitive pressure and the higher general rate environment for the first seven months of 2019. The cost of deposits was also impacted by the carryover of two time deposit promotions from 2018. One related to the opening of a second branch in Princeton, WV, was offered in that local market, and another promotional CD offered across the entire footprint began in December 2018, and ran through the first quarter of 2019, in celebration of our 20th anniversary. Both of these efforts while mitigating the general decline in time deposits, also contributed to the overall increase in the cost of funds. Aside from the promotional time deposit products offered during the year, we also had occasion to match rates offered by competing financial institutions for various existing customers.

Another factor impacting the increase in interest expense and the cost of funds was a significant deposit by a related party to our tiered premium money market account. The funds were delivered during the first quarter of 2019 and intended as a temporary deposit, but remained throughout the year. Due to deposit volume and structure of the account, these funds contributed approximately 5bps to overall cost of funds during the year. During the first quarter of 2020, approximately half of the funds were withdrawn.

Due to the increased deposit balances, we were able to reduce borrowings from the FHLB, and hence the interest paid on those advances, by $68 thousand, or 46.6%, in 2019 compared to 2018. However, the general rise in interest rates impacted interest paid on trust preferred securities which increased $23 thousand, or 3.0%, year-over-year.

During the latter half of 2019, the prime interest rate dropped three times by 25bps each based on actions by the Federal Open Market Committee. During the year the prime interest rate fell from 5.50% to 4.75%. This was essentially full circle from the cycle in 2018 when the prime interest rate increased from 4.50% to 5.50%. In response to the economic impact resulting from the COVID-19 pandemic, the federal funds rate has been lowered twice during the first quarter of 2020 by a total of 150bps. As a result the prime interest rate now stands at 3.25%.

While the growth in earning assets, principally loans, was the primary driver in the increase in net interest income for 2019, the impact of increases in the general interest rate environment during 2018 also contributed to increased interest income. Hence, our return on earning assets increased 11bps to 4.74% during 2019, while our cost of interest bearing liabilities rose 32bps to 1.26%. Overall, this decreased our net interest margin to 3.82% in 2019 compared to 3.94% in 2018. Unless we are able to continue to increase the volume of our interest-earning assets going forward, while controlling our cost of funds, we may continue to experience compression on the net interest margin. New and renewed loans are often being repriced at lower interest rates while we anticipate no increase in interest rates in the foreseeable future, due to the economic impact of the COVID-19 pandemic.

One other item that may impact our future interest rate structure is the pending end of the use of LIBOR as a benchmark interest rate in 2021. We use LIBOR in pricing some of our interest earning assets and liabilities, including our trust preferred securities. At this time it appears that LIBOR will be replaced by the Secured Overnight Financing Rate (SOFR), which is a transparent measure of the cost of borrowing cash overnight collateralized by Treasury securities. Regardless of whether SOFR or some other benchmark rate replaces LIBOR, we do not anticipate that the change will have a material impact on our ability to negotiate and price earning assets and liabilities.

Nonaccruing loans totaled $5.2 million at December 31, 2019 compared to $6.4 million at December 31, 2018. This represents a decrease of $1.2 million, or 19.0%. In 2019, 94 nonperforming and under performing loans totaling $4.4 million were sold, resulting in a net recovery to the allowance for loans losses of $56 thousand. In 2018, four nonperforming or underperforming loans totaling $1.9 million were sold after determining that it was more cost effective to dispose of the accounts rather than continue to pursue collection efforts. Charge-offs of $365 thousand were recorded against the allowance for loan losses

Although nonaccrual loan balances decreased during 2019, the remaining accounts negatively affect interest income as these loans are nonearning assets. Interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on nonaccrual status. If the impaired loan is not on nonaccrual status, the interest income on the loan is computed using the effective interest method. When doubt about the collectability of a loan exists, it is the Bank’s policy to stop accruing interest on that loan under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when conditions indicate that payment of principal and interest can no longer be expected, or (c) when any such loan becomes delinquent for 90 days and is not both well secured and in the process of collection. All interest accrued but not collected on loans that are placed on nonaccrual is charged off and reversed against interest income in the current period. In the case of a nonaccrual loan that is well secured and in the process of collection, the interest accrued but not collected is not reversed. Interest received on these loans is accounted for on the cash basis or cost-recovery method until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six consecutive timely payments are made, and prospects for future contractual payments are reasonably assured.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis
Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)
	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1), (2), (3)	$555,733	$28,601	5.15%	$526,007	$26,375	5.01%	$488,425	$24,163	4.95%
Federal funds sold	254	5	2.15%	160	4	2.50%	75	1	1.33%
Interest bearing deposits	38,994	805	2.06%	19,644	379	1.93%	15,735	192	1.22%
Other investments (3)	58,726	1,544	2.63%	68,706	1,714	2.49%	75,069	1,637	2.18%
Total Earning Assets	653,707	30,955	4.74%	614,517	28,472	4.63%	579,304	25,993	4.49%
Less: Allowance for loans losses	(5,309)			(5,551)			(6,136)
Non-earning assets	60,673			66,648			79,107
Total Assets	$709,071			675,614			652,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$35,364	$65	0.18%	$37,896	$55	0.15%	$35,235	$48	0.14%
Savings and money market	154,500	980	0.63%	131,292	368	0.28%	124,826	187	0.15%
Time deposits	260,452	4,060	1.56%	257,262	2,921	1.14%	255,986	2,234	0.87%
Other Borrowings	5,985	78	1.30%	9,610	148	1.54%	9,830	151	1.54%
Trust Preferred Securities	16,496	796	4.83%	16,496	773	4.69%	16,496	593	3.59%
Total interest bearing liabilities	472,797	5,979	1.26%	452,556	4,265	0.94%	442,373	3,213	0.73%
Non-interest bearing deposits	174,944			164,923			154,356
Other liabilities	8,470			7,906			6,468
Total Liabilities	656,211			625,385			603,197
Stockholders’ Equity	52,880			50,229			49,078
Total Liabilities and Stockholders’ Equity	$709,091			675,614			652,275
Net Interest Income		$24,976			$24,207			$22,780
Net Interest Margin			3.82%			3.94%			3.92%
Net Interest Spread			3.47%			3.69%			3.76%

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

Volume and Rate Analysis
(Dollars in thousands)
	2019 Compared to 2018			2018 Compared to 2017
	Increase (Decrease)			Increase (Decrease)

	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$1,491	$734	$2,226	$1,859	$354	$2,213
Federal funds sold	2	(1)	1	1	2	3
Interest bearing deposits	373	53	426	48	139	187
Other investments	(249)	79	(170)	(139)	216	77
Total Earning Assets	1,617	865	2,483	1,769	711	2,480

Interest Bearing Liabilities:
Demand	(4)	14	10	4	3	7
Savings and money market	65	547	612	10	171	181
Time deposits	36	1,103	1,139	11	676	687
Other borrowings	(56)	(14)	(70)	(3)	-	(3)
Trust Preferred Securities	-	23	23	-	180	180
Total Interest Bearing Liabilities	41	1,673	1,714	22	1,030	1,052
Change in Net Interest Income	$1,576	$(807)	$769	$1,748	$(320)	$1,428

Loans

Our primary source of income comes from interest earned on loans. Total loan balances increased $15.4 million in 2019, or 2.8%, to $562.5 million at December 31, 2019 as compared to $547.1 million at December 31, 2018. The main driver in this increase in total loans is our strategy to grow and diversify the loan portfolio. Loans rated substandard or doubtful decreased $2.1 million, or 29.4%, to $5.1 million at December 31, 2019 from $7.3 million at December 31, 2018.

Loans receivable outstanding are summarized as follows:

	Loan Portfolio December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial, financial and agricultural	$81,291	$83,135	$68,506	$55,073	$47,490
Real estate – construction	31,130	35,119	29,763	25,755	14,672
Real estate – commercial	170,436	140,862	127,688	103,331	98,569
Real estate – residential	256,560	263,442	264,640	262,282	255,870
Installment loans to individuals	23,127	24,538	22,411	22,188	24,568
Total	$562,544	$547,096	$513,008	$468,629	$441,169

Our loan maturities as of December 31, 2019 are shown in the following table:

Maturities of Loans

(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$18,089	$38,914	$24,288	$81,291
Real estate – construction	5,223	13,307	12,600	31,130
Real estate – commercial	22,864	67,266	80,306	170,436
Real estate – residential	14,376	39,340	202,844	256,560
Installment loans to individuals	4,654	16,742	1,731	23,127
Total	$65,206	$175,569	$321,769	$562,544

Loans with fixed rates	$61,938	$158,197	$139,053	$359,188
Loans with variable rates	3,268	17,372	182,716	203,356
Total	$65,206	$175,569	$321,769	$562,544

Provision for Loan Losses

The methodology we use to calculate the allowance for loan losses is considered a critical accounting policy. The adequacy of the allowance for loan losses is based upon management’s judgment and analysis. The following factors are included in our evaluation of determining the adequacy of the allowance: risk characteristics of the loan portfolio, current and historical loss experience, concentrations and internal and external factors such as general economic conditions. As a result of the severe economic downturn during the first quarter of 2020, we will be assessing our methodology and adjusting qualitative factors and assessing the potential future impact of these economic changes on our loan portfolio and the related allowance for loan losses, which may result in additional provisions to the allowance.

The allowance for loan losses increased to $5.4 million at December 31, 2019 as compared to $5.3 million at December 31, 2018. The allowance for loan losses at the end of 2019 was approximately 0.95% of total loans as compared to 0.98% at the end of 2018. Provisions for loan losses of $2.1 million were recorded during 2019 and $252 thousand in 2018. Loans charged off, net of recoveries, were $2.0 million, or 0.36% of average loans, for the year ended December 31, 2019, compared to $1.1 million, or 0.21% of average loans, in 2018. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Nonaccruing loans present higher risks of default, but we have experienced a decrease in nonaccruing loans in 2019. At December 31, 2019, there were 74 nonaccruing loans totaling $5.2 million, or 0.92% of total loans. At December 31, 2018, there were 100 nonaccruing loans totaling $6.4 million, or 1.16% of total loans. The amount of interest income that would have been recognized on these loans had they been accruing interest was $714 thousand and $500 thousand in the years 2019 and 2018, respectively. There were no loans past due 90 days or greater and still accruing interest at December 31, 2019 or 2018, respectively. There are no commitments to lend additional funds to non-performing borrowers.

A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize exposure to losses in cases of default. However, during the last economic downturn, the real estate values in the Bank’s market materially declined which negatively impacted the Bank. Over the past few years, as the economy recovered, real estate values have somewhat stabilized. While we consider our market area to be somewhat diverse, certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible due to the volatile nature of the coal mining and natural gas industries. While the coal industry has been impacted by the increase in natural gas supplies from “fracking”, recent changes in the regulatory environment have aided the coal industry. As a result of the economic impact of the COVID-19 pandemic, the coal and gas industries have been adversely impacted by the global and national economic slowing, combined with the recent significant decrease in the cost of oil. We are monitoring these industries and consider these factors to be the primary higher risk characteristics of the loan portfolio.

Commercial and commercial real estate loans are initially risk rated by the originating loan officer. If deterioration in the financial condition of the borrower and/or their capacity to repay the debt occurs, the loan may be downgraded by the loan officer. Guidance for the risk rate grading is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are Pass, Special Mention, Substandard, Doubtful and Loss.

With regard to our consumer and consumer real estate loan portfolio, the Company uses the guidance found in the Uniform Retail Credit Classification and Account Management Policy which affects our estimate of the allowance for loan losses. Under this approach, a consumer or consumer real estate loan must initially have a credit risk grade of Pass or better. Subsequently, if the loan becomes contractually 90 days past due or the borrower files for bankruptcy protection, the loan is downgraded to Substandard and placed in nonaccrual status. If the loan is unsecured upon being deemed Substandard, the entire loan amount is charged-off.

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

All loans classified as substandard, doubtful or loss are individually reviewed for impairment in accordance with Accounting Standards Codification (ASC) 310-10-35. In evaluating impairment, a current appraisal is generally used to determine if the collateral is sufficient. Appraisals are typically less than a year old and have to be independently reviewed to be relied upon. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable.  If this review determines that the appraisal is not reasonable, then a new appraisal is ordered. Loans considered impaired decreased to $5.6 million with $919 thousand requiring a valuation allowance of $323 thousand at December 31, 2019 as compared to $8.0 million with $1.3 million requiring a valuation allowance of $318 thousand at December 31, 2018. Management is aggressively working to reduce the impaired credits at minimal loss.

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

Following is a summary of non-accruing loans, loans past due longer than 90 days still accruing interest, and restructured loans:

Non-Accrual, Past Due, and Restructured Loans

(Dollars in thousands)

December 31,

	2019	2018	2017	2016	2015
Non-accruing loans
Commercial, financial and agricultural	$943	$1,719	$1,868	$1,086	$1,244
Real estate – construction	45	157	470	319	436
Real estate – commercial	1,601	784	2,035	3,403	4,358
Real estate – residential	2,544	3,702	3,143	8,521	8,768
Installment loans to individuals	23	7	48	76	41
Total Non-accruing loans	5,156	6,369	7,564	13,405	14,847
Loans past due 90 days or more and still accruing	-	-	-	-	-
Troubled debt restructurings (accruing)	3,650	4,909	4,932	7,310	7,198
Total	$8,806	$11,278	$12,496	$20,715	$22,045
Percent of total loans	1.57%	2.06%	2.44%	4.42%	5.00%

The above table includes $570 thousand and $522 thousand in nonaccrual loans as of December 31, 2019 and 2018, respectively, which have been classified as troubled debt restructurings. No troubled debt restructurings were past due 90 days or more and still accruing as of December 31, 2019 and 2018. There were $4.3 million in loans classified as troubled debt restructurings as of December 31, 2019, as compared to $5.4 million in loans classified as troubled debt restructurings as of December 31, 2018.

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

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

For the Years Ended December 31,

Activity	2019	2018	2017	2016	2015
Beginning Balance	$5,336	$6,196	$6,072	$7,493	$9,922
Provision charged to expense	2,050	252	450	(500)	(2,200)
Advances made on loans with off balance sheet provision	-	-	-	-	-
Loan Losses:
Commercial, financial and agricultural	(1,812)	(675)	(64)	(67)	(182)
Real estate – construction	-	(96)	(1)	(5)	(226)
Real estate – commercial	(192)	(334)	(179)	(557)	(724)
Real estate – residential	(336)	(290)	(714)	(738)	(1,127)
Installment loans to individuals	(114)	(75)	(147)	(83)	(101)
Total loan losses	(2,454)	(1,470)	(1,105)	(1,450)	(2,360)
Recoveries:
Commercial, financial and agricultural	92	157	519	172	1,629
Real estate – construction	34	11	-	26	215
Real estate – commercial	16	73	193	220	147
Real estate – residential	232	73	48	87	99
Installment loans to individuals	62	44	19	24	41
Total recoveries	436	358	779	529	2,131
Net charge offs	(2,018)	(1,112)	(326)	(921)	(229)
Balance at End of Period	$5,368	$5,336	$6,196	$6,072	$7,493
Net charge offs as a % of average loans	0.36%	0.21%	0.07%	0.20%	0.05%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 23% of the allowance to commercial real estate loans, which constituted 30.30% of our loan portfolio at December 31, 2019. This allocation decreased when compared to the 26% in 2018 due to the $29.6 million increase in commercial real estate loans during the year. We have allocated 36% of the allowance to commercial loans, which constituted 14.45% of our loan portfolio at December 31, 2019. This allocation increased by $1.2 million compared to December 31, 2018, due to losses realized in this segment of the portfolio during 2019, as discussed previously.

Both residential and commercial real estate loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 3% of the allowance to real estate construction loans, which constituted 5.53% of our loan portfolio at December 31, 2019. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Values may not always be easily ascertainable as evidenced by the current market conditions. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities.

We have allocated 34% of the allowance to residential real estate loans, which constituted 45.61% of our loan portfolio at December 31, 2019. Our allocation decreased as a percentage of the allowance for loan losses due to the $6.9 million decrease in residential real estate loans during 2019.

We have allocated 4% of the allowance to consumer installment loans, which constituted 4.11% of our loan portfolio at December 31, 2019, which was comparable to the 3% allocation we had in 2018.

The following table shows the balance and percentage of our allowance for loan losses (or ALLL) allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2015 through December 31, 2019

(Dollars in thousands)

	December 31, 2019			December 31, 2018			December 31, 2017
	Amount	% of ALLL	%of Loans	Amount	% of ALLL	%of Loans	Amount	% of ALLL	% of Loans
Commercial	$1,932	36%	14.45%	$775	15%	15.20%	$1,098	18%	13.35%
R/E–const.	158	3%	5.53%	202	4%	6.42%	191	3%	5.80%
R/E–comm.	1,248	23%	30.30%	1,386	26%	25.75%	1,989	32%	24.89%
R/E-resid.	1,840	34%	45.61%	2,526	47%	48.15%	2,506	41%	51.59%
Installment	188	4%	4.11%	172	3%	4.49%	156	2%	4.37%
Unallocated	2	0%		275	5%		256	4%
Total	$5,368	100%	100.00%	$5,336	100%	100.00%	$6,196	100%	100.00%

	December 31, 2016			December 31, 2015
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$622	10%	11.75%	$1,066	14%	10.76%
R/E-const.	346	6%	5.50%	332	4%	3.33%
R/E-comm.	1,625	27%	22.05%	2,384	36%	22.34%
R/E-resid.	2,617	43%	55.97%	2,669	32%	58.00%
Installment	123	2%	4.73%	128	2%	5.57%
Unallocated	739	12%		914	12%
Total	$7,493	100%	100.00%	$7,493	100%	100.00%

Other Real Estate Owned

Other real estate owned decreased $2.5 million, or 42.8%, to $3.4 million at December 31, 2019 from $5.9 million at December 31, 2018. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. Our aim is to reduce the level of OREO in order to reduce the level of nonperforming assets at the Bank, while keeping in mind the impact to earnings and capital. In 2019 and 2018, pricing adjustments were made to make certain properties more marketable, which, in some cases, reduced the price below the fair value of the property (which is based on an appraisal less estimated disposition costs). During 2019, we recorded OREO writedowns of $214 thousand as compared to $542 thousand in 2018.

During 2019, we added $811 thousand in OREO properties as a result of settlement of foreclosed loans, offset by sales of $1.3 million with net losses totaling $123 thousand. Additionally, a closed branch office facility was transferred from Bank Premises to OREO at a value of $683 thousand. During 2018, we added $1.7 million in OREO properties as a result of settlement of foreclosed loans, which was offset by sales of $1.4 million with net losses totaling $135 thousand. As previously discussed we continue to take an aggressive approach toward liquidating properties to reduce our level of foreclosed properties by making pricing adjustments and holding auctions on some of our older properties. We expect to continue these efforts in 2020, which could result in additional losses, while reducing future carrying costs.

Although the properties remain for sale and are actively marketed, we do have lease agreements on certain other real estate owned properties which are generating rental income at market rates. Rental income on OREO properties was $63 thousand in 2019, a decrease of $142 thousand, or 69.1%, when compared to the $205 thousand recognized in 2018. The decrease in rental revenue is a direct result from the decrease in the volume of foreclosed properties.

Investment Securities

Total investment securities decreased $8.8 million, or 14.7%, to $50.6 million at December 31, 2019 from $59.4 million at December 31, 2018. All securities are classified as available-for-sale for liquidity purposes. No securities were sold during 2019 or 2018. However, paydowns on mortgage backed securities totaled $10.7 million. Purchases of securities totaled $790 thousand during 2019. Investment securities with a carrying value of $6.9 million and $8.0 million at December 31, 2019 and 2018, were pledged to secure public deposits and for other purposes required by law.

Our strategy is to invest excess funds in investment securities to increase interest income while providing for liquidity instead of other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond. Due to loan demand during 2019 and 2018, most funds resulting from securities maturities and repayments were used to fund the loan portfolio. We anticipate maintaining or slightly increasing the size of the portfolio during 2020. The portfolio is comprised of, what we believe to be, short to mid-term investments, as mortgage backed securities and collateralized mortgage obligations generally repay at a faster rate than their contractual maturities. The carrying values of investment securities and the different types of investments are shown in the following table:

Investment Securities Portfolio

(Dollars in thousands)

December 31,	2019		2018		2017
Available for Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government Agencies	$15,703	$15,633	$19,755	$19,389	$23,986	$23,844
Taxable municipals	4,389	4,442	4,428	4,313	4,466	4,397
Corporate bonds	5,408	5,523	5,422	5,320	5,437	5,579
Mortgage backed securities	25,077	25,051	31,366	30,385	37,950	37,268
Total Securities AFS	$50,577	$50,649	$60,971	$59,407	$71,839	$71,088

The fair value of our investment portfolio is substantially affected by changes in interest rates, which could result in realized losses if we have to sell the securities and recognize the loss in a rising interest rate environment due to Federal Reserve actions, U.S. fiscal policies or other factors affecting market interest rates. At December 31, 2019, we had an unrealized gain in our investment portfolio totaling $72 thousand as compared to a $1.6 million unrealized loss at December 31, 2018. We have reviewed our investment portfolio and no investment security is deemed to have an other than temporary impairment. We monitor our portfolio regularly and use it to maintain liquidity, manage interest rate risk and enhance earnings.

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2019 are shown by contractual maturity and do not reflect principal paydowns for amortizing securities in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$-	$-	-%
Due after one year through five years	4,710	4,752	2.53%
Due after five years through ten years	13,211	13,295	3.39%
Due after ten years	32,656	32,602	2.42%
Total	$50,577	$50,649	2.68%

Bank Owned Life Insurance

At December 31, 2019 and 2018, we had an aggregate total cash surrender value of $4.6 million and $4.5 million, respectively, on life insurance policies covering current and former key officers.

Total income for the policies during 2019 and 2018 was $63 thousand and $57 thousand, respectively.

Deposits

Total deposits were $621.5 million at December 31, 2019, an increase of $25.5 million, or 4.3%, from $596.0 million at December 31, 2018. Most of the increase has been in money market deposit accounts, which grew $18.8 million during 2019. Noninterest bearing deposits grew by $6.5 million, while interest-bearing demand deposits increased $2.5 million.

Core deposits, which are mainly transaction accounts, commercial relationships and savings products, increased as noninterest bearing deposits grew 3.9%, or $6.5 million, from $164.3 million at December 31, 2018 to $170.8 million at December 31, 2019. Interest-bearing demand deposit accounts grew 7.2%, or $2.5 million, to $37.1 million at December 31, 2019. Savings accounts decreased by $182 thousand to $95.1 million and money market deposits increased $18.8 million, or 48.3%, to $57.8 million at December 31, 2019 as compared to $39.0 million at December 31, 2018. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Time deposits of $100,000 or more equaled approximately 19.5% of deposits at the end of 2019 and 19.3% of deposits at the end of 2018.

The $2.8 million of brokered deposits we held at December 31, 2018 matured in 2019. These deposits were used to fund a particular 10 year balloon mortgage product. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis table in the “Net Interest Income and Net Interest Margin” section above. Total Certificate of Deposit Registry Service (CDARS) time deposits were $11.2 million and $10.7 million at December 31, 2019 and 2018, respectively.

Maturities of time deposits of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More
(Dollars in thousands)
December 31, 2019
Three months or less	$14,468
Over three months through six months	23,115
Over six months through twelve months	32,393
Over one year	51,513
Total	$121,489

Noninterest Income

For the year ended December 31, 2019, noninterest income increased to $8.6 million, or 1.22% of average assets, from $7.6 million, or 1.13% of average assets, for the same period in 2018, an increase of $1.0 million, or 13.7%. This increase was primarily due to the $803 thousand non-recurring gain recognized on the sale and leaseback of our Lebanon, Virginia office. Service charges decreased $98 thousand during 2019, primarily due to the reduced volume of overdraft activity. For 2019, card processing and interchange revenue totaled $3.0 million, an increase of $205 thousand or 7.3% compared to 2018, due to increased volume of card transactions. During the fourth quarter of 2019, we negotiated the renewal of the card servicing contact with our provider. This renewal should result in a modest increase in the interchange fee, along with a reduction in the processing costs, starting in 2020. Financial services fees for 2019 were $663 thousand, an increase of $60 thousand, or 9.9%, from the $603 thousand recognized in 2018. We continue to focus efforts on our financial services operations as we believe this segment continues to show potential for future growth. In addition, secondary market mortgage origination revenue, included in other noninterest income, increased approximately 105% to $247 thousand, based on increased volume and changes made to the program during the year. We continue to make efforts to increase the volume of loans originated for sale on the secondary market.

Noninterest Expense

Noninterest expenses decreased $1.5 million, or 4.9%, to $29.0 million in 2019. This overall decrease was due to a combination of events and efforts. These included a decrease in staffing, renegotiation of contracts for data circuit and telephone services, benefit of credits applied to deposit insurance premiums, reduced costs associated with the holding and disposal of OREO and the non-recurrence of expense items recorded in 2018.

Salaries and employee benefits decreased from $14.2 million in 2018 to $14.1 million in 2019. In 2019, we exited our legacy self-insured health benefits plan and created a new plan for our principal self-insured health care benefits. We retained a new plan administrator who assists us in monitoring claims and working with our employees in obtaining the best outcomes. We believe that over the next few years, this change will aid in improving employee care and moderating costs. Total full time equivalent employees have decreased to 229 at December 31, 2019 from 250 at December 31, 2018, a decrease of 21, or 8.4%. During the third quarter of 2019 we implemented a restructuring of our credit and loan operations functions and other administrative positions, resulting in the elimination of ten positions; with a net reduction of five employees, as some affected personnel filled other vacant positions. During 2019, we continued streamlining our processes to help us achieve greater efficiencies. We also continued our ongoing investment in training our employees as we continue to migrate to the universal banker model, where customer service personnel are trained in multiple job functions rather than specializing in a single function. We anticipate the number of full time equivalent employees to decrease through attrition in the future as a result of these improved processes and training.

Occupancy and equipment expenses decreased $642 thousand to $4.5 million for the year 2019 compared to 2018. Depreciation expense decreased $315 thousand to $2.3 million in 2019 compared to 2018, due to aging out of some equipment. With the planned branch additions in Bristol, Virginia and Kingsport, Tennessee in 2020, it is expected that depreciation expense will increase in 2020 and future periods. Equipment maintenance costs decreased $93 thousand due to the change in some service levels and elimination of some agreements. Our reliance on ITMs, cash recyclers and coin counters to improve the customer experience and create operational efficiencies carries with it the costs related to recurring maintenance and repairs. We believe that the ITMs provide additional convenience by offering teller services from 7 AM to 7 PM Monday through Saturday. Facilities repairs and maintenance decreased $93 thousand due to renegotiating certain service contracts, along with a decline in individual repairs and maintenance events compared to 2018. Lease expense of $497 thousand for 2019 increased $18,000 as compared to $476 thousand in 2018, due to the leaseback of the Lebanon VA office.

Expenses related to OREO and repossessed assets declined by $391 thousand, or 38.1%, from $1.0 million in 2018 to $635 thousand in 2019. Foreclosed properties decreased during 2019 to $3.4 million at December 31, 2019 from $5.9 million at December 31, 2018. During 2019, we recorded net OREO writedowns of $214 thousand compared to $542 thousand in 2018. These writedowns were primarily the result of price reductions that helped us in securing sales that reduced our foreclosed properties by $2.5 million during the year. During 2019, we had net losses on the sale of OREO of $123 thousand compared to $135 thousand in 2018. Based on the reduced level of other real estate owned, we expect that costs related to holding and disposing of these properties will continue to decrease in 2020 and future periods.

Other operating expenses decreased $550 thousand or 6.6% to $7.8 million for 2019 from $8.4 million in 2018. FDIC deposit insurance decreased by $158 thousand to $222 thousand in 2019, due to a $103 thousand credit received from the FDIC as a result of our ability to utilize Small Bank assessment credits. Printing and supplies decreased year-over-year by $143 thousand due to a non-recurring writedown in 2018 of obsolete or misapplied inventory items totaling $168 thousand. Data circuit and telecommunication costs decreased by $171 thousand, or 30.0%, to $399 thousand in 2019 compared to $571 thousand in 2018, due to renegotiated contacts for data circuits and telecom services that were phased in during the year. Over the next five years we anticipate annualized savings of $198 thousand per year. Other expenses decreased $464 thousand due to a non-recurring write-off in 2018 of advanced escrow and other costs determined to be unrecoverable totaling $220 thousand, and an adjustment to prepaid excise and franchise taxes of $244 thousand. Consulting expense increased $528 thousand in 2019 to $829 thousand. This increase was principally due to the retention of an outside consulting firm to review our products and procedures to identify areas where we can enhance revenue and better manage costs. During the fourth quarter of 2019, fees of $233 thousand were recorded. As this project moves forward, it is anticipated that an additional $243 thousand of fees will be incurred. Based on progress through year-end it is estimated that, when fully implemented, pre-tax annual benefits will exceed $1.5 million. In addition to the fees related to the efficiency assessment, we also recognized fees totaling $456 thousand related to the negotiation of the card services contract renewal, and facilitating the sale of nonperforming and underperforming loans.

Our efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, improved to 86.23% in 2019 compared to 95.85% in 2018. The decrease in this ratio is a result of improvements in both noninterest income and noninterest expense discussed above. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity, and while we are optimistic about the potential impact of the efficiency assessment project, the recent economic impact of the COVID-19 pandemic has caused us to delay implementation of some of the recommendations, especially those related to service fee changes, to later in the year. As a result, the benefits of some of the planned changes will be delayed.

Income Taxes and Deferred Tax Assets

Income taxes were $522 thousand in 2019, compared to $149 thousand in 2018. The effective tax rates were 20.2%, and 14.0% for 2019 and 2018, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally as a result of tax-exempt income from loans as well as earnings from bank owned life insurance. The lower effective tax rate in 2018 when compared to 2019 is the result of the increase in pre-tax earnings in relation to the various tax preference items.

Deferred tax assets represent the future tax benefit of future deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. The Company has evaluated positive and negative evidence to assess the realizability of its deferred taxes. Based on the evidence, including taxable income projections, the Company believes it is more likely than not that its deferred tax assets will be realizable. Accordingly, the Company did not include a valuation allowance against its deferred tax assets as of December 31, 2019 or 2018.

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a position will be sustained upon examination. If a tax position meets the more likely than not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being recognized. The Company classifies interest and penalties as a component of income tax expense.

As of December 31, 2019, the Company had Federal and state net operating loss carry forward amounts of approximately $16.9 million and $1.1 million, respectively. These amounts are not limited pursuant to Internal Revenue Code (IRC) Section 382. The Company is subject to examination in the United States and multiple state jurisdictions. Open tax years for examination are 2016 – 2019.

Capital Resources

Our total capital at the end of 2019 was $54.6 million compared to $51.3 million at the end of 2018. The increase was $3.4 million, or 6.5%. Book value per common share was $2.28 at December 31, 2019 compared to $2.14 at December 31, 2018.

The Company meets the eligibility criteria to be considered a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015, and does not report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank is characterized as "well capitalized" under the “prompt corrective action” regulations pursuant to Section 38 of the FDIA. The capital adequacy ratios for the Bank are set forth below along with the minimum ratios to be considered “well capitalized” under such regulations:

Capital Adequacy Ratios

		December 31,
	Well-Capitalized
	Regulatory
	Threshold	2019	2018
Tier 1 leverage	5.00%	9.43%	9.59%
Common equity tier 1	6.50%	13.72%	13.30%
Tier 1 risk-based capital	8.00%	13.72%	13.30%
Total risk-based capital	10.00%	14.83%	14.39%

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act. The final rules require the Bank to comply with the following minimum capital ratios: (i) a CET1 ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum CET1 ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a CET1 ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The CET1 ratio of the Bank was 13.72% as of December 31, 2019, exceeding the minimum requirement. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 13.72% and 14.83%, respectively, as of December 31, 2019, exceeding the minimum requirements. The leverage ratio of the Bank was 9.43% as of December 31, 2019, also exceeding the minimum requirements. As noted above, if we elect to opt into the new CBLR framework, the above capital measurements would no longer apply to us.

Total assets increased in 2019 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our earnings will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and we do not anticipate paying cash dividends in the foreseeable future as long as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold and unpledged available-for-sale investments. Collectively, those balances were $93.9 million at December 31, 2019, down from $79.5 million at December 31, 2018. A surplus of short-term assets are maintained at levels management deems adequate to meet potential liquidity needs during 2019.

At December 31, 2019, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $43.7 million, which is net of the $6.9 million of securities pledged as collateral. This will serve as a source of liquidity while yielding a higher return when compared to other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond. Total investment securities decreased $8.8 million, or 14.7%, to $50.6 million at December 31, 2019 from $59.4 million at December 31, 2018.

Our loan to deposit ratio was 90.52% at December 31, 2019 and 91.80% at year-end 2018.

Available third party sources of liquidity remain intact at December 31, 2019 which includes the following: our line of credit with the FHLB totaling $176.4 million, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We have $20.0 million in unsecured federal funds lines of credit from three correspondent banks as of December 31, 2019, which gives us an additional source of liquidity.

We have used our line of credit with FHLB to issue letters of credit totaling $17.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on the letters of credit have been issued. The letters of credit are considered draws on our FHLB line of credit. An additional $154.4 million was available on December 31, 2019 on the $176.4 million line of credit, of which $142.3 million is secured by a blanket lien on our residential real estate loans.

While we have access to the brokered deposits market, we have no brokered deposits at December 31, 2019, and we had $2.8 million in brokered deposits at December 31, 2018. As of December 31, 2019, we do have $11.2 million in reciprocal CDARS time deposits, compared to $10.7 million at December 31, 2018.

We are a member of an internet certificate of deposit network whereby we may obtain funds from other financial institutions at auction. We may invest funds through this network as well. Currently, we only intend to use this source of liquidity in the event of a liquidity crisis.

The Bank has access to additional liquidity through the Federal Reserve Bank of Richmond’s Discount Window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, we do not anticipate using this funding source except as a last resort.

With the on-balance sheet liquidity and other external sources of funding, we believe the Bank has adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors such as, counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the economic downturn resulting from the COVID-19 pandemic, we have heightened our monitoring of our liquidity position. Additionally, the Federal Reserve has taken actions to bolster liquidity in the markets.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2019 and 2018 is as follows:

(Dollars in thousands)	2019	2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$59,552	$55,144
Standby letters of credit	2,582	2,798

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

Interest Sensitivity

At December 31, 2019, we had a negative cumulative gap rate sensitivity ratio of 31.36% for the one year re-pricing period, compared to 31.40% at December 31, 2018. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would likely decrease in periods during which interest rates are increasing. The below table is based on contractual maturities and does not take into consideration prepayment speeds of investment securities and loans nor does it consider decay rates for non-maturity deposits. When considering these prepayment speed and decay rate assumptions, along with our ability to control the repricing of a significant portion of the deposit portfolio, we are in a position to increase interest income in a rising interest rate environment. With the recent decreases in market rates, we believe our current interest risk profile is increasing, but remains acceptable. Furthermore, we are implementing strategies to maintain the current profile, or moderate the adverse impact to our current interest rate risk profile, for what could be a sustained medium- to long-term low interest rate environment.

Interest Sensitivity Analysis
December 31, 2019
(In thousands of dollars)
	1 - 90 Days	91-365 Days	1- 3 Years	4-5 Years	6-15 Years	Over 15 Years	Total
Uses of funds:
Loans	$70,245	$41,896	$107,015	$170,564	$116,193	$56,633	$562,546
Federal funds sold	252	-	-	-	-	-	252
Deposits with banks	35,760	-	-		-	-	35,760
Investments	5,751	2,936	4,958	1,846	20,367	14,791	50,649
Bank owned life insurance	4,576	-	-	-	-	-	4,576
Total earning assets	$116,584	$44,832	$111,973	$172,410	$136,560	$71,424	$653,783

Sources of funds:
Int Bearing DDA	37,433	-	-	-	-	-	37,433
Savings & MMDA	155,879	-	-	-	-	-	155,879
Time Deposits	37,909	118,731	70,006	30,760	-	-	257,406
Trust Preferred Securities	16,496	-	-	-	-	-	16,496
Federal funds purchased	-						-
Other Borrowings	-	-	5,000	-	-	-	5,000
Total interest bearing liabilities	$247,717	$118,731	$75,006	$30,760	$-	$-	$472,214

Discrete Gap	$(131,133)	$(73,899)	$36,967	$141,650	$136,560	$71,424	$181,569
Cumulative Gap	$(131,133)	$(205,032)	$(168,065)	$(26,415)	$110,145	$181,569
Cumulative Gap as % of Total Earning Assets	(20.06)%	(31.36)%	(25.71)%	(4.04)%	16.85%	27.77%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Peoples Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Greenville, South Carolina

April 14, 2020

elliottdavis.com

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(in thousands except share data)

ASSETS	2019	2018

Cash and due from banks	$13,998	$12,245
Interest-bearing deposits with banks	35,897	15,664
Federal funds sold	252	264
Total Cash and Cash Equivalents	50,147	28,173

Investment securities available-for-sale	50,649	59,407

Loans held for sale	2	—

Loans receivable	562,544	547,096
Allowance for loan losses	(5,368)	(5,336)
Net Loans	557,176	541,760

Bank premises and equipment, net	22,242	24,195
Other real estate owned	3,393	5,937
Accrued interest receivable	2,115	1,934
Deferred taxes, net	4,576	5,476
Right-of-use assets – operating leases	5,835	4,942
Other assets	10,238	10,318
Total Assets	$706,373	$682,142

LIABILITIES

Deposits
Noninterest bearing	$170,782	$164,298
Interest-bearing	450,695	431,694
Total Deposits	621,477	595,992

Borrowed funds	21,496	27,126
Lease liabilities – operating leases	5,835	4,942
Accrued interest payable	694	587
Accrued expenses and other liabilities	2,269	2,245
Total Liabilities	651,771	630,892

Commitments and Contingent Liabilities (Notes 19 and 20)

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,922,086 and 23,922,086 shares issued and outstanding at
December 31, 2019 and 2018, respectively	47,844	47,844
Additional paid-in capital	14,570	14,570
Retained deficit	(7,869)	(9,928)
Accumulated other comprehensive income (loss)	57	(1,236)
Total Stockholders’ Equity	54,602	51,250
Total Liabilities and Stockholders’ Equity	$706,373	$682,142

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands except share and per share data)

INTEREST AND DIVIDEND INCOME	2019	2018
Loans including fees	$28,601	$26,375
Federal funds sold	5	4
Interest-earning deposits with banks	805	379
Investments	1,388	1,559
Dividends on equity securities (restricted)	156	155
Total Interest and Dividend Income	30,955	28,472

INTEREST EXPENSE
Deposits	5,105	3,344
Borrowed funds	874	921
Total Interest Expense	5,979	4,265

NET INTEREST INCOME	24,976	24,207

PROVISION FOR LOAN LOSSES	2,050	252

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,926	23,955

NONINTEREST INCOME
Service charges and fees	3,605	3,703
Card Processing and interchange income	3,014	2,809
Insurance and investment fees	663	603
Gain on sale and leaseback transaction	803	—
Other noninterest income	567	492
Total Noninterest Income	8,652	7,607

NONINTEREST EXPENSES
Salaries and employee benefits	14,106	14,203
Occupancy and equipment expenses	4,514	5,156
Data processing and telecommunications	2,541	2,749
Other operating expenses	7,836	8,386
Total Noninterest Expenses	28,997	30,494

INCOME BEFORE INCOME TAXES	2,581	1,068

INCOME TAX EXPENSE	522	149

NET INCOME	$2,059	$919

Income Per Share
Basic and Diluted	$0.09	$0.04
Average Weighted Shares of Common Stock
Basic and Diluted	23,922,086	23,922,086

         The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Dollars in thousands)

	2019	2018

NET INCOME	$2,059	$919

Other comprehensive income (loss):
Investment securities activity:
Unrealized gains (losses) arising during the year	1,636	(813)
Tax related to unrealized (gains) losses	(343)	171
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,293	(642)
TOTAL COMPREHENSIVE INCOME	$3,352	$277

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands including share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2017	23,922	$47,844	$14,570	$(10,847)	$(594)	$50,973

Net income	—	—	—	919	—	919

Other comprehensive loss, net of tax	—	—	—	—	(642)	(642)

Balance, December 31, 2018	23,922	$47,844	$14,570	$(9,928)	$(1,236)	$51,250

Net income	—	—	—	2,059	—	2,059

Other comprehensive income, net of tax	—	—	—	—	1,293	1,293

Balance, December 31, 2019	23,922	$47,844	$14,570	$(7,869)	$57	$54,602

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Dollars are in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,059	$919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,311	2,626
Provision for loan losses	2,050	252
Income on bank owned life insurance	(63)	(57)
Gain on sale of mortgage loans	(138)	—
Gain on sale and leaseback transactions	(803)	—
Loss on sale of premises and equipment	1	46
Loss on sale of foreclosed real estate	123	135
Loans originated for sale	(7,937)	—
Proceeds from sales of loans originated for sale	12,432	—
Adjustment of carrying value of foreclosed real estate	214	542
Amortization/accretion of bond premiums/discounts	528	644
Deferred tax expense (benefit)	556	195
Net change in:
Interest receivable	(181)	102
Other assets	265	51
Accrued interest payable	107	161
Accrued expenses and other liabilities	24	(1,215)
Net Cash Provided by Operating Activities	11,548	4,401

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(19,632)	(37,893)
Proceeds from the sale of loans	—	1,543
Purchase of securities available-for-sale	(790)	(967)
Proceeds from repayments and maturities of securities available-for-sale	10,657	11,190
Net (purchase) sale of equity securities (restricted)	(14)	21
Payments for the purchase of premises and equipment	(1,550)	(1,647)
Proceeds from sale and leaseback transactions	550	—
Proceeds from sale of premises and equipment	9	895
Proceeds from insurance claims on other real estate owned	19	—
Proceeds from sales of other real estate owned	1,322	1,405
Net Cash Used in Investing Activities	(9,429)	(25,453)

CASH FLOWS FROM FINANCING ACTIVIES
Net change in short term borrowings	(5,630)	3,072
Net change in non-interest bearing deposits	6,484	9,667
Net change in interest bearing deposits	19,001	3,781
Net Cash Provided by Financing Activities	19,855	16,520
Net increase (decrease) in cash and cash equivalents	21,974	(4,532)
Cash and Cash Equivalents, Beginning of the Year	28,173	32,705
Cash and Cash Equivalents, End of the Year	$50,147	$28,173

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$5,872	$4,104
Taxes	$(34)	$320
Supplemental Disclosure of Non Cash Transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,232	$—
Transfer of loans to loans held for sale	$4,359	$—
Loan made to finance sale of premises and equipment	$752	$—
Other real estate acquired in settlement of foreclosed loans	$811	$1,719
Loans made to finance sale of foreclosed real estate	$2,360	$569
Transfer of premises and equipment to other real estate	$683	$—
Change in unrealized gains (losses) on securities available for sale	$1,637	$(813)

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS

Nature of Operations – New Peoples Bankshares, Inc. (New Peoples) is a financial holding company whose principal activity is the ownership and management of a community bank, New Peoples Bank, Inc. (the Bank). The Bank is organized and incorporated under the laws of the Commonwealth of Virginia. As a state chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwest Virginia, southern West Virginia, and northeastern Tennessee. These services include commercial and consumer loans along with traditional deposit products such as checking and savings accounts.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The consolidated financial statements include the New Peoples, the Bank, NPB Insurance Services, Inc., and NPB Web Services, Inc. (Hereinafter, collectively referred to as the Company, we us or our). All significant intercompany balances and transactions have been eliminated. In accordance with Accounting Standards Codification (ASC) 942, Financial Services – Depository and Lending, NPB Capital Trust I and 2 are not included in the consolidated financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles of the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the adequacy of the allowance for loan losses and the determination of the deferred tax asset and related valuation allowance are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

Cash and Cash Equivalents – Cash and cash equivalents as used in the cash flow statements include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

Investment Securities – Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities not intended to be held to maturity are classified as available-for-sale and carried at fair value. Securities available-for-sale are intended to be used as part of the Company’s asset and liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other similar factors.

The amortization of premiums and accretion of discounts are recognized in interest income using the effective interest method over the period to maturity for discounts and the earlier of call date or maturity for premiums. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, net of tax, whereas realized gains and losses flow through the statements of income.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $13.6 million as of December 31, 2019. Most of the Company’s activities are with customers located within the southwest Virginia, southern West Virginia, and northeastern Tennessee region. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

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

Income Taxes – Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company has provides a valuation allowance on its net deferred tax assets where it is more likely than not such assets will not be realized. At December 31, 2019 and 2018, the Company had no valuation allowance on its net deferred tax assets.

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

Financial Instruments – Fair Value - In January 2016, the Financial Accounting Standards Board (the FASB) amended the Financial Instruments topic of the ASC, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments became effective on January 1, 2018 and did not have a material effect on the financial statements. As discussed in Note 22, the Company measures the fair value of its loan portfolio using an exit price notion.

Comprehensive Income (Loss) – GAAP require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The change in unrealized gains and losses on available-for-sale securities is our only component of other comprehensive income.

Revenue from Contracts with Customers - “Revenue from Contracts with Customers”. Accounting Standards Update (ASU) 2014-9 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance does not apply to revenue associated with financial instruments, including loans and securities. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. The Company has evaluated revenue streams within noninterest income to assess the applicability of this guidance and determined that service charges on deposits, card processing and interchange income and financial service fees are within the scope of this ASU. Because performance obligations are satisfied as services are rendered and the fees are fixed, there is little judgment involved in applying the guidance that significantly affects the determination of the amount and timing of revenue from contracts with customers. Adoption of this standard did not change the timing or pattern of the recognition of revenue for the services covered by this ASU.

Advertising Cost – Advertising costs are expensed in the period incurred. For 2019 and 2018, those costs totaled $208 thousand and $286 thousand, respectively.

Reclassification – Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Subsequent Events – The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. See Note 25 Subsequent Events for additional information.

NOTE 3 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding common stock warrants and are determined by the Treasury Method. For the years ended December 31, 2019 and 2018, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Amounts in thousands, except	For the years ended
share and per share data)	December 31,

	2019	2018
Net income	$2,059	$919
Weighted average shares outstanding	23,922,086	23,922,086
Weighted average dilutive shares outstanding	23,992,086	23,992,086
Basic and diluted income per share	$0.09	$0.04

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $36.1 million and $15.9 million at December 31, 2019 and 2018, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank or on deposit with the Federal Reserve Bank of Richmond (the Federal Reserve Bank). At December 31, 2019 and 2018, all required reserves were met by the Bank’s vault cash.

The Bank has a total of $20.0 million in unsecured fed funds lines of credit facilities from three correspondent banks that were available at both December 31, 2019 and 2018. Of these total commitments, all were available at December 31, 2019 and $16.37 million was available at December 31, 2018. A condition for $5.0 million of the unsecured fed funds line of credit is that the Bank agreed to maintain a minimum deposit balance with this correspondent bank of $200 thousand. As of December 31, 2019 and 2018, the Bank was in compliance with this requirement.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities (all available-for-sale) as of December 31, 2019 and December 31, 2018 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
December 31, 2019
U.S. Government Agencies	$15,703	$57	$127	$15,633
Taxable municipals	4,389	54	1	4,442
Corporate bonds	5,408	115	-	5,523
Mortgage backed securities	25,077	111	137	25,051
Total Securities available for sale	$50,577	$337	$265	$50,649

December 31, 2018
U.S. Government Agencies	$19,755	$26	$392	$19,389
Taxable municipals	4,428	-	115	4,313
Corporate bonds	5,422	47	149	5,320
Mortgage backed securities	31,366	11	992	30,385
Total Securities available for sale	$60,971	$84	$1,648	$59,407

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019 and December 31, 2018.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. Government Agencies	$6,788	$46	$4,516	$81	$11,304	$127
Taxable municipals	1,049	1	-	-	1,049	1
Corporate bonds	-	-	-	-	-	-
Mtg. backed securities	1,586	4	12,002	133	13,588	137
Total Securities AFS	$9,423	$51	$16,518	$214	$25,941	$265

December 31, 2018
U.S. Government Agencies	$5,013	$68	$11,585	$324	$16,598	$392
Taxable municipals	-	-	4,049	115	4,049	115
Corporate bonds	1,713	43	1,423	106	3,136	149
Mtg. backed securities	165	2	29,245	990	29,410	992
Total Securities AFS	$6,891	$113	$46,302	$1,535	$53,193	$1,648

At December 31, 2019, the available-for-sale portfolio included 100 investments for which the fair market value was less than amortized cost. At December 31, 2018, the available-for-sale portfolio included 137 investments for which the fair market value was less than amortized cost. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had an other-than-temporary impairment at December 31, 2019 or December 31, 2018.

Investment securities with a carrying value of $6.9 million and $8.0 million at December 31, 2019 and 2018, respectively, were pledged to secure public deposits and for other purposes required by law.

No investment securities were sold during 2019 or 2018.

The amortized cost and fair value of investment securities at December 31, 2019, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, actual maturities may differ from scheduled maturities on amortizing securities, such as mortgage-back securities and collateralized mortgage obligations, because the underlying collateral on these types of securities may be repaid prior to the scheduled maturity date.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$-	$-	-%
Due after one year through five years	4,710	4,752	2.53%
Due after five years through ten years	13,211	13,295	3.39%
Due after ten years	32,656	32,602	2.42%
Total	$50,577	$50,649	2.68%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million and $2.5 million as of December 31, 2019 and 2018, respectively. The stock has no quoted market value and no ready market exists.

NOTE 6 LOANS

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2019	2018
Real estate secured:
Commercial	$170,436	$140,862
Construction and land development	31,130	35,119
Residential 1-4 family	242,922	249,946
Multifamily	13,638	13,496
Farmland	20,790	22,114
Total real estate loans	478,916	461,537
Commercial	53,994	55,157
Agriculture	4,797	5,266
Consumer installment loans	23,127	24,538
All other loans	1,710	598
Total loans	$562,544	$547,096

Loans receivable on nonaccrual status at December 31, are summarized as follows:

(Dollars are in thousands)	2019	2018
Real estate secured:
Commercial	$1,601	$784
Construction and land development	45	157
Residential 1-4 family	2,544	3,626
Multifamily	-	76
Farmland	531	1,657
Total real estate loans	4,721	6,300
Commercial	390	61
Consumer installment and other loans	45	8
Total loans receivable on nonaccrual status	$5,156	$6,369

Total interest income not recognized on nonaccrual loans for 2019 and 2018 was $714 thousand and $500 thousand, respectively. In 2019, $4.4 million of non-performing and under-performing real estate loans were sold resulting in $113 thousand of charge-offs and $57 thousand of recoveries processed through the allowance for loan losses. In 2018, four nonperforming or under performing loans totaling $1.9 million were sold to further reduce the level of nonaccrual loans with proceeds of $1.5 million received. Charge offs of $365 thousand associated with these accounts were realized and fully absorbed by the allowance for loan losses during 2018.

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2019 and December 31, 2018:

As of December 31, 2019 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,017	$100	$2,416	$2,478	$-
Construction and land development	91	7	70	346	-
Residential 1-4 family	1,944	55	1,263	1,460	-
Multifamily	29	1	-	-	-
Farmland	1,143	47	778	970	-
Commercial	578	11	128	178	-
Agriculture	-	-	-	1	-
Consumer installment loans	2	-	-	-	-
All other loans	-	-	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	470	1	363	379	70
Construction and land development	-	-	-	-	-
Residential 1-4 family	302	-	55	60	44
Multifamily	-	-	-	-	-
Farmland	221	11	216	228	9
Commercial	507	7	286	886	200
Agriculture	-	-	-	-	-
Consumer installment loans	3	-	-	-	-
All other loans	-	-	-	-	-
Total	$7,307	$240	$5,575	$6,986	$323

As of December 31, 2018 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,556	$95	$1,887	$1,941	$-
Construction and land development	199	1	114	379	-
Residential 1-4 family	3,159	175	2,880	3,168	-
Multifamily	146	6	75	117	-
Farmland	1,551	54	1,693	1,880	-
Commercial	132	1	-	-	-
Agriculture	3	-	-	-	-
Consumer installment loans	2	-	-	-	-
All other loans	-	-	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	1,214	16	435	539	40
Construction and land development	-	-	-	-	-
Residential 1-4 family	399	16	431	454	132
Multifamily	-	-	-	-	-
Farmland	361	-	345	358	132
Commercial	256	3	109	109	13
Agriculture	-	-	-	-	-
Consumer installment loans	6	1	7	7	1
All other loans	-	-	-	-	-
Total	$9,984	$368	$7,976	$8,952	$318

An age analysis of past due loans receivable is below. At December 31, 2019 and 2018, there were no loans over 90 days past due that were accruing.

As of December 31, 2019 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$502	$125	$262	$889	$169,547	$170,436
Construction and land development	50	18	18	86	31,044	31,130
Residential 1-4 family	3,700	1,096	710	5,506	237,416	242,922
Multifamily	262	-	-	262	13,376	13,638
Farmland	111	47	152	310	20,480	20,790
Total real estate loans	4,625	1,286	1,142	7,053	471,863	485,916
Commercial	406	-	323	729	53,265	53,994
Agriculture	244	-	21	265	4,532	4,797
Consumer installment Loans	98	24	23	145	22,982	23,127
All other loans	-	-	-	-	1,710	1,710
Total loans	$5,373	$1,310	$1,509	$8,192	$554,352	$562,544

As of December 31, 2018 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$80	$31	$137	$248	$140,614	$140,862
Construction and land development	70	-	27	97	35,022	35,119
Residential 1-4 family	3,468	564	525	4,557	245,389	249,946
Multifamily	-	273	—	273	13,223	13,496
Farmland	316	—	1090	1,406	20,708	22,114
Total real estate loans	3,934	868	1,779	6,581	454,956	461,537
Commercial	68	-	61	129	55,028	55,157
Agriculture	22	-	-	22	5,244	5,266
Consumer installment Loans	74	15	-	89	24,449	24,538
All other loans	-	—	-	-	598	598
Total loans	$4,098	$883	$1,840	$6,821	$540,275	$547,096

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

Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. There was one loan categorized as doubtful at December 31, 2019 and none at December 31, 2018.

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of December 31, 2019 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$165,570	$3,265	$1,601	$-	$170,436
Construction and land development	30,747	360	23	-	31,130
Residential 1-4 family	239,210	1,207	2,505	-	242,922
Multifamily	13,638	-	-	-	13,638
Farmland	18,779	1,480	531	-	20,790
Total real estate loans	467,944	6,312	4,660	-	478,916
Commercial	51,086	2,504	118	286	53,994
Agriculture	4,753	4	40	-	4,797
Consumer installment loans	23,087	12	28	-	23,127
All other loans	1,710	-	-	-	1,710
Total	$548,580	$8,832	$4,846	$286	$562,544

As of December 31, 2018 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$137,146	$2,890	$826	$-	$140,862
Construction and land development	34,231	718	170	-	35,119
Residential 1-4 family	243,950	1,523	4,473	-	249,946
Multifamily	13,357	63	76	-	13,496
Farmland	18,126	2,331	1,657	-	22,114
Total real estate loans	446,810	7,525	7,202	-	461,537
Commercial	52,156	2,940	61	-	55,157
Agriculture	5,255	10	1	-	5,266
Consumer installment loans	24,493	35	10	-	24,538
All other loans	598	-	-	-	598
Total	$529,312	$10,510	$7,274	$-	$547,096

NOTE 7 ALLOWANCE FOR LOAN LOSSES

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2019 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,386	$(192)	$16	$38	$1,248
Construction and land development	202	-	34	(78)	158
Residential 1-4 family	2,437	(336)	202	(567)	1,736
Multifamily	89	-	30	(15)	104
Farmland	287	(33)	29	(174)	109
Total real estate loans	4,401	(561)	311	(796)	3,355
Commercial	448	(1,762)	61	3,042	1,789
Agriculture	37	(17)	2	5	27
Consumer installment loans	172	(114)	62	68	188
All other loans	3	-	-	4	7
Unallocated	275	-	-	(273)	2
Total	$5,336	$(2,454)	$436	$2,050	$5,368

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2019 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$70	$1,178	$1,248	$2,779	$167,657	$170,436
Construction and land development	-	158	158	70	31,060	31,130
Residential 1-4 family	44	1,692	1,736	1,318	241,604	242,922
Multifamily	-	104	104	-	13,638	13,638
Farmland	9	100	109	994	19,796	20,790
Total real estate loans	123	3,232	3,355	5,161	473,755	478,916
Commercial	200	1,589	1,789	414	53,580	53,994
Agriculture	-	27	27	-	4,797	4,797
Consumer installment loans	-	188	188	-	23,127	23,127
All other loans	-	7	7	-	1,710	1,710
Unallocated	-	2	2	-	-	-
Total	$323	$5,045	5,368	$5,575	$556,969	$562,544

The following table details activity in the allowance for loan losses by portfolio segment for the period ended December 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2018 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,989	$(334)	$73	$(342)	$1,386
Construction and land development	191	(96)	11	96	202
Residential 1-4 family	2,400	(290)	73	254	2,437
Multifamily	106	-	-	(17)	89
Farmland	415	(58)	72	(142)	287
Total real estate loans	5,101	(778)	229	(151)	4,401
Commercial	660	(617)	84	321	448
Agriculture	20	-	1	16	37
Consumer installment loans	156	(75)	44	47	172
All other loans	3	-	-	-	3
Unallocated	256	-	-	19	275
Total	$6,196	$(1,470)	$358	$252	$5,336

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2018 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$40	$1,346	$1,386	$2,322	$138,540	$140,862
Construction and land development	-	202	202	114	35,005	35,119
Residential 1-4 family	132	2,305	2,437	3,311	246,635	249,946
Multifamily	-	89	89	75	13,421	13,496
Farmland	132	155	287	2,038	20,076	22,114
Total real estate loans	304	4,097	4,401	7,860	453,677	461,537
Commercial	13	435	448	109	55,048	55,157
Agriculture	-	37	37	-	5,266	5,266
Consumer installment loans	1	171	172	7	24,531	24,538
All other loans	-	3	3	-	598	598
Unallocated	-	275	275	-	-	-
Total	$318	$5,018	5,336	$7,976	$539,120	$547,096

In determining the amount of our allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS

At December 31, 2019, loans classified as troubled debt restructurings totaled $4.3 million compared to $5.4 million at December 31, 2018. The following table presents information related to loans modified as troubled debt restructurings during the years ended December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
(Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	1	$150	$150	-	$-	$-
Construction and land Development	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Farmland	1	305	305	-	-	-
Total real estate loans	2	455	455	-	-	-
Commercial	-	-	-	-	-	-
Agriculture	-	-	-	-	-	-
Consumer installment loans	-	-	-	-	-	-
All other loans	-	-	-	-	-	-
Total	2	$455	$455	-	$-	$-

During the year ended December 31, 2019, the Company modified the terms of two loans for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on these loans; however, the payment terms and maturity date were changed. During the year ended December 31, 2018, the Company did not modify any loans that were considered to be troubled debt restructurings.

Two loans modified as troubled debt restructurings defaulted during the year ended December 31, 2019. No loans modified as troubled debt restructurings defaulted during the year ended December 31, 2018. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 BANK PREMISES AND EQUIPMENT

Depreciation expense for 2019 and 2018 was $2.3 million and $2.6 million, respectively. Bank premises and equipment at December 31, 2019 and 2018 are summarized as follows:

(Dollars are in thousands)	2019	2018
Land	$7,485	$7,904
Buildings and improvements	16,227	17,642
Furniture and equipment	16,253	16,418
Construction in progress	1,003	—
	40,968	41,964
Less accumulated depreciation	(18,726)	(17,769)
Bank Premises and Equipment	$22,242	$24,195

As presented in Note 17 Leasing Activities, in September 2019, the Bank entered into a sale and leaseback transaction for its branch office located in Lebanon, Virginia.

In December 2019, the former branch office located in Norton, Virginia, with a recorded balance of $683 thousand, was transferred to Other Real Estate Owned.

NOTE 10 INCOME TAXES

The Company files a consolidated federal income tax return. The following summarizes the provision for income taxes and the related deferred tax components for the years ended December 31, 2019 and 2018.

The source of pre-tax book income is summarized as follows for the years ended December 31:

(Dollars are in thousands)	2019	2018
Pre-tax book income
Domestic	$2,581	$1,068
Total pre-tax book income	$2,581	$1,068

Income tax expense is summarized as follows for the years ended December 31:

(Dollars are in thousands)	2019	2018
Current income tax expense (benefit)
Federal	$(35)	$(45)
State	-	-
Total current income tax expense (benefit)	(35)	(45)

Deferred income tax expense
Federal	557	194
State	-	-
Total deferred income tax expense	557	194
Income tax expense	$522	$149

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 21% for years ending December 31, 2019 and 2018, respectively:

(Dollars are in thousands)	2019	2018

Income tax expense (benefit) at the applicable federal rate	$542	$224
Permanent differences resulting from:
Nondeductible expenses	10	5
Tax exempt interest income	(11)	(17)
Bank owned life insurance	(13)	(12)
Other adjustments	(6)	(51)
Income tax expense	$522	$149

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands)	2019	2018
Deferred Tax Assets
Allowance for loan losses	$1,127	$1,121
Deferred compensation	90	90
Nonaccrual loan interest	439	464
Other real estate owned	127	340
Amortization of core deposits	28	40
Amortization of goodwill	144	202
Capitalized interest and repair expense	23	24
Net operating loss carryforward	3,631	3,730
AMT carryforward	320	339
Unrealized loss on securities available for sale	-	328
Total Assets, gross	5,929	6,678
Valuation allowance	-	-
Total Assets, net	5,929	6,678

Deferred Tax Liabilities
Accelerated depreciation	937	878
Accrued employee benefits	11	(6)
Unrealized gain on securities available for sale	15	-
Prepaid expenses	59	15
Deferred loan costs	331	315
Total Liabilities, gross	1,353	1,202
Net Deferred Tax Asset	$4,576	$5,476

In accordance with applicable accounting guidance, the Company determined that it was not required to establish a valuation allowance for deferred tax assets as it is more likely than not that the deferred tax asset will be realized through future taxable income, future reversals of existing taxable temporary differences and tax strategies. The Company’s net deferred tax asset is recorded in the consolidated financial statements separately.

At December 31, 2019 and 2018, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to increase significantly over the next twelve months. The company recognizes interest and penalties as a component of income tax expense.

The Company and Bank are subject to U. S. federal income tax, a capital based franchise tax in the Commonwealth of Virginia; and income and excise taxes in West Virginia and Tennessee, respectively, based on earnings realized from business activities within each state. Years prior to 2016 are no longer subject to examination by taxing authorities.

NOTE 11 TIME DEPOSITS

The aggregate amount of time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) Insurance limit of $250,000 was $36.2 million and $31.2 million at December 31, 2019 and 2018, respectively. We had no brokered time deposits at December 31, 2019 and $2.8 million as of December 31, 2018. At December 31, 2019, the scheduled maturities of time deposits are as follows (dollars are in thousands):

2020	$156,640
2021	49,058
2022	20,948
2023	19,611
2024	11,149
After five years	-
Total	$257,406

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

	For the years ended December 31,
(Dollars in thousands)	2019	2018
Beginning balance	$2,553	$6,568
New loans and advances on lines	1,925	2,048
Payments and other reductions	(2,021)	(6,063)
Ending balance	$2,457	$2,553

Total related party deposits held at the Bank were $42.8 million and $23.4 million at the end of years 2019 and 2018, respectively.

NPB Insurance Services, Inc. holds a 39% membership interest in Lonesome Pine Title Agency, LLC, which provides title insurance. Another member of the agency is a related party to the Company.

NOTE 13 RETIREMENT PLANS

The Company has established a qualified defined contribution plan that covers all full time employees. The Company matches employee contributions up to a maximum of 3% of their salary. The Company contributed $299 thousand and $318 thousand to the defined contribution plan for 2019 and 2018, respectively.

The Bank maintains a salary continuation plan for key executives which was established in 2002 and is funded by single premium life insurance policies. Expenses related to the plan were $4 thousand and $4 thousand for the years ended December 31, 2019 and 2018, respectively.

NOTE 14 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the years ended December 31, 2019 and 2018:

	2019	2018
(Dollars are in thousands)
Balance, beginning of year	$5,937	$6,859
Additions	811	1,719
Transfers from premises and equipment	683	—
Proceeds from sales	(1,322)	(1,405)
Proceeds from insurance claims	(19)	—
Loans made to finance sales	(2,360)	(569)
Adjustment of carrying value	(214)	(542)
Deferred gain from sales	—	10
Losses from sales	(123)	(135)
Balance, end of year	$3,393	$5,937

NOTE 15 BANK OWNED LIFE INSURANCE

At December 31, 2019 and 2018, we had an aggregate total cash surrender value of $4.6 and $4.5 million, respectively, on life insurance policies covering current and former key officers

Total income for the policies during 2019 and 2018 was $63 thousand and $57 thousand, respectively.

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

NOTE 17 LEASING ACTIVITIES

The Company adopted ASU 2016-02 (Topic 842) effective May 31, 2017, as the Bank entered into sale leaseback transactions for four branch office sites.

In September 2019, the Bank entered into a sale leaseback transaction, with a non-affiliated third party, for its branch office located in Lebanon, Virginia for a total purchase price of $1.34 million. Net proceeds, after sales expenses of $42 thousand totaled $1.30 million and a gain of $803 thousand was recorded. The Bank provided financing to the purchaser, in the amount of $752 thousand, for a term of 5 years. In connection with this sale, the Bank entered into a lease agreement with the purchaser with an initial term of 15 years, with five 5 year renewal options.

As of December 31, 2019, the Bank leases five branch offices and a loan production office. The lease agreements have maturity dates ranging from November 2020 to September 2034. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms at December 31, 2019, was 12.84 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases at December 31, 2019 was 3.16%

The Company’s operating lease costs for the years ended December 31, 2019 and 2018, as a result of the transactions discussed above, was $505 thousand and $476 thousand, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At December 31, 2019, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2020	$534
2021	511
2022	530
2023	544
2024	546
Thereafter	4,528
Total lease payments	7,193
Less imputed interest	1,358

Total	$5,835

NOTE 18 BORROWED FUNDS

The following table presents the breakdown of borrowed funds as of December 31, 2019 and 2018 (Dollars in thousands):

	FHLB Revolving Advances (a)	Federal Funds Lines (b)	FHLB Term Loans Short-Term (c)	FHLB Term Loans Long-Term (d)	NPB Capital Trust I (e)	NPB Capital Trust 2 (e)	Total
Balance December 31, 2019	$-	$-	-	$5,000	11,341	5,155	$21,496
Highest balance at any month-end	-	-	2,000	5,000	11,341	5,155
Average weighted balance	-	10	975	5,000	11,341	5,155	22,481
Average interest rate:
Paid during the year	-%	3.32%	1.26%	1.36%	5.09%	4.25%	3.89%
At year-end	-%	-%	-%	1.34%	4.59%	3.76%	3.64%

Balance December 31, 2018	$-	$3,630	2,000	$5,000	11,341	5,155	$27,126
Highest balance at any month-end	12,000	3,630	2,000	7,000	11,341	5,155
Average weighted balance	2,367	109	1,159	5,975	11,341	5,155	26,106
Average interest rate:
Paid during the year	2.19%	2.80%	1.43%	1.28%	4.96%	4.08%	3.53%
At year-end	-%	3.28%	0.99%	1.34%	5.04%	4.21%	3.67%

(a) - The Bank has the ability to borrow up to an additional $154.4 million from the FHLB under a line of credit which is secured by a blanket lien on residential real estate loans. The Bank had no overnight borrowings subject to daily rate changes from the FHLB at December 31, 2019 or 2018.

We have used our line of credit with FHLB to issue letters of credit totaling $17.0 million to the Treasury Board of Virginia for collateral on public funds deposited in the Bank. No draws on the letters of credit have been issued. The letters of credit are considered draws on our FHLB line of credit.

(b) - Federal funds lines consist of $20.0 million in unsecured federal funds line of credit facilities with correspondent banks as of both December 31, 2019 and 2018, exclusive of any outstanding balance.

(c) - At December 31, 2019, there were no short-term FHLB advance borrowings outstanding. Short-term FHLB advances at December 31, 2018 consisted of $2.0 million at a fixed rate of 0.99% due in 2019.

(d) - At December 31, 2019 and 2018, long term FHLB advances consisted of $5.0 million at a fixed rate of 1.34% due in 2021.

(e) - TPS I -  On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I (TPS I). The rate is determined quarterly and floats based on the 3 month LIBOR plus 260 basis points.

TPS 2 - On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2 (TPS 2). The rate is determined quarterly and floats based on the 3 month LIBOR plus 177 basis points.

Under the terms of the subordinated debt transactions, the securities have 30-year maturities and are redeemable, in whole or in part, without penalty, at the option of the Company after five years of the issuance date, and on a quarterly basis thereafter.

Following are maturities of borrowed funds at December 31, 2019 (dollars in thousands):

2020	-
2021	5,000
2022	-
2023	-
2024	-
2025 and thereafter	16,496
$21,496

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

Financial instruments whose contract amount represents credit risk at December 31 were as follows:

	2019	2018
(Dollars in thousands)
Commitments to extend credit	$59,552	$55,144
Standby letters of credit	2,582	2,798

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

NOTE 20 LEGAL CONTINGENCIES

In the course of operations, we may become a party to legal proceedings. There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company. Items presented in prior periods have either been resolved in favor of the Company or have progressed to a point that any impact would be immaterial to the financial condition, operations or liquidity of the Company.

NOTE 21 CAPITAL

Capital Requirements and Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of December 31, 2019, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2019 and 2018, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019:
Total Capital to Risk Weighted Assets	72,109	14.83%	$38,910	8.0%	48,637	10.0%
Tier 1 Capital to Risk Weighted Assets	66,741	13.72%	29,182	6.0%	38,910	8.0%
Tier 1 Capital to Average Assets	66,741	9.43%	28,313	4.0%	35,391	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	66,741	13.72%	21,887	4.5%	31,614	6.5%

December 31, 2018:
Total Capital to Risk Weighted Assets	70,002	14.39%	$38,912	8.0%	48,640	10.0%
Tier 1 Capital to Risk Weighted Assets	64,666	13.29%	29,184	6.0%	38,912	8.0%
Tier 1 Capital to Average Assets	64,666	9.59%	26,960	4.0%	33,700	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	64,666	13.29%	21,888	4.5%	31,616	6.5%

Accordingly, as of December 31, 2019 and 2018, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Common Equity Tier 1 capital to risk-weighted assets ratio of the Bank was 13.72% as of December 31, 2019, exceeding the minimum requirement. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 13.72% and 14.83%, respectively, as of December 31, 2019, exceeding the minimum requirements. The leverage ratio of the Bank was 9.43% as of December 31, 2019, also exceeding the minimum requirements.

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

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $50.6 million and $59.4 million at December 31, 2019 and 2018, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which management evaluates and determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the impaired loan as nonrecurring Level 3. The aggregate carrying amount of impaired loans carried at fair value was $5.3 million and $7.7 million at December 31, 2019 and 2018, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Foreclosed assets are carried at the lower of the carrying value or fair value.  Fair value is based upon independent observable market prices or appraised values of the collateral with a third party estimate of disposition costs, which the Company considers to be nonrecurring Level 2 inputs. When the appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or an appraised value does not include estimated costs of disposition and management must make an estimate, the Company records the foreclosed asset as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $3.4 million and $5.9 million at December 31, 2019 and 2018, respectively.

Assets and liabilities measured at fair value are as follows as of December 31, 2019 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$-	$15,633	$-
Taxable municipals	-	4,442	-
Corporate bonds	-	5,523	-
Mortgage backed securities	-	25,051	-

(On a non-recurring basis) Other real estate owned	-	-	3,393
Impaired loans:
Real estate secured:
Commercial	-	-	2,709
Construction and land development	-	-	70
Residential 1-4 family	-	-	1,274
Multifamily	-	-	-
Farmland	-	-	985
Commercial	-	-	214
Agriculture	-	-	-
Consumer installment loans	-	-	-
All other loans	-	-	-
Total	$-	$50,649	$8,645

Assets and liabilities measured at fair value are as follows as of December 31, 2018 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$-	$19,389	$-
Taxable municipals	-	4,313	-
Corporate bonds	-	5,320	-
Mortgage backed securities	-	30,385	-

(On a non-recurring basis) Other real estate owned	-	-	5,937
Impaired loans:
Real estate secured:
Commercial	-	-	2,282
Construction and land development	-	-	114
Residential 1-4 family	-	-	3,179
Multifamily	-	-	75
Farmland	-	-	1,906
Commercial	-	-	96
Agriculture	-	-	-
Consumer installment loans	-	-	6
All other loans	-	-	-
Total	$-	$59,407	$13,595

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2019 and 2018, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at December 31, 2019	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$5,252	$7,658	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$3,393	$5,937	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

December 31, 2019
Financial Instruments – Assets
Net Loans	$557,176	$550,495	$-	$545,243	$5,252

Financial Instruments – Liabilities
Time Deposits	257,406	259,325	-	259,325	-
FHLB Advances	5,000	5,054	-	5,054	-

December 31, 2018
Financial Instruments – Assets
Net Loans	$541,760	$534,425	$-	$526,767	$7,658

Financial Instruments – Liabilities
Time Deposits	258,850	258,671	-	258,671	-
FHLB Advances	7,000	7,215	-	7,215	-

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

In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments represent an approximation of exit price; however, an actual exit price may differ.

NOTE 23 REVENUE FROM CONTRACTS WITH CUSTOMERS

All of our revenue from contracts with customers as defined in ASC 606 is recognized within Noninterest Income. The following table presents Noninterest Income by revenue stream for the years ended December 31, 2019 and 2018.

(Dollars are in thousands)	2019	2018
Service charges and fees	$3,605	$3,703
Card Processing and interchange income	3,014	2,809
Gain on sale and leaseback transactions (1)	803	-
Insurance and investment fees	663	603
Other noninterest income	567	492
Total Noninterest Income	$8,652	$7,607

(1) – Not within the scope of ASU 2014-9

NOTE 24 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the years ended December 31, 2019 and 2018:

(Dollars are in thousands)	2019	2018
Advertising	$315	$437
ATM network expense	1,832	1,731
Legal and professional fees	1,842	1,353
Loan related expenses	581	573
Printing and supplies	146	289
FDIC insurance premiums	222	381
Other real estate owned expenses, net	635	1,026
Other operating expenses	2,263	2,596
Total	$7,836	$8,386

NOTE 25 SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued has identified the following as a non-recognized subsequent event.

The 2019 novel coronavirus (COVID-19) has adversely affected, and may continue to adversely affect, economic activity globally, nationally and locally. Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors may be adversely impacted. On March 3 and March 16, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 and 100 basis points, respectively. As are result of these reductions the target rate is 0.00% - .25%. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely impact the Company’s financial condition and results of operations.

As a result of the severe economic downturn during the first quarter of 2020, we will be assessing our methodology and adjusting qualitative factors and assessing the potential future impact of these economic changes on our loan portfolio and the related allowance for loan losses, which may result in additional provisions to the allowance.

At this time we cannot state how the economic downturn will affect the financial position, operations or liquidity of the Company. Throughout the following discussion, we have attempted to input additional commentary addressing the uncertainty of the current economic conditions.

NOTE 26 RECENT ACCOUNTING DEVELOPMENTS

The following is a summary of recent authoritative announcements:

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As discussed in Note 17, the Company early adopted ASU No. 2016-02 Leases (Topic 842) in the second quarter of 2017.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The guidance became effective January 1, 2018. The Company completed an assessment of revenue streams and a review of related contracts potentially affected by the ASU and concluded that the ASU did not materially change the method in which the Company recognizes revenue for these revenue streams. As such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

In June 2016, per ASU No. 2016-13, ‘Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,’ the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. Subsequently, per ASU No. 2019-10, implementation for the Company is delayed until reporting periods beginning after December 15, 2022. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The amendment became effective on January 1, 2018 and did not have a material effect on the financial statements.

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the ASC. The ASU incorporates into the ASC recent Securities Exchange Commission (SEC) guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Company has assessed the impact on additional disclosure requirements for each of the standards and determined them to not have a material effect on its financial position, results of operations or cash flows.

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

In September 2017, the FASB updated the Revenue from Contracts with Customers and the Leases Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance about certain public business entities (PBEs) electing to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue and leases. The amendments were effective upon issuance. The Company has assessed the impact of adoption of this guidance and determined it does not have a material effect on its financial statements.

In November 2017, the FASB updated the Income Statement and Revenue from Contracts with Customers Topics of the ASC. The amendments incorporate into the ASC recent SEC guidance related to revenue recognition. The amendments were effective upon issuance and did not have a material effect on the financial statements.

In February 2018, the FASB Issued (ASU 2018-02), Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which required Companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act. The Company early-adopted this pronouncement by retrospective application to the period ended December 31, 2017, when the effect of the change in the tax rate under the Tax Cuts and Jobs Act was recognized. The impact of the reclassification from other comprehensive income to retained earnings was $98 thousand as of December 31, 2017.

In February 2018, the FASB amended the Financial Instruments Topic of the ASC. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments were effective for the third quarter of 2018 subsequent to adopting the amendments in ASU 2016-01. All entities were permitted to early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they had adopted ASU 2016-01. These amendments did not have a material effect on the Company’s financial statements.

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

In July 2018, the FASB amended the Leases Topic of the ASC to make narrow amendments to clarify how to apply certain aspects of the new standard. The amendments are effective for reporting periods beginning after December 15, 2018. These amendments did not have a material effect on the Company’s financial statements. As discussed in Note 17, the Company early adopted ASU No. 2016-02 Leases (Topic 842).

In August 2018, the FASB amended the Fair Value Measurement Topic of the ASC. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2018, the FASB amended the Intangibles—Goodwill and Other Topic of the ASC to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2018, the FASB amended the Derivatives and Hedging Topic of the ASC to expand the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The amendments were effective for fiscal years beginning after December 15, 2018. Early adoption was permitted. These amendments did not have a material effect on the Company’s financial statements.

In October 2018, the FASB amended the Consolidation topic of the ASC for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company will apply a full retrospective approach in which financial statements for each individual prior period presented and the opening balances of the earliest period presented are adjusted to reflect the period-specific effects of applying the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2018, the FASB amended the Collaborative Arrangements Topic of the ASC to clarify the interaction between the guidance for certain collaborative arrangements and the new revenue recognition financial accounting and reporting standard. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2018, the FASB issued guidance to amend the Financial Instruments—Credit Losses topic of the ASC. The guidance aligns the implementation date of the topic for annual financial statements of nonpublic companies with the implementation date for their interim financial statements. The guidance also clarifies that receivables arising from operating leases are not within the scope of the topic, but rather, should be accounted for in accordance with the leases topic. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of this guidance on the financial statements.

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

In May 2019, the FASB issued targeted transition relief for entities which irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the amendments to the transition guidance for ASU 2016-13 will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of adoption of this guidance on its financial statements.

In November, 2019, the FASB released ASU 2019-10, ‘Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),’ in which the FASB shared a new philosophy to extend and simplify how effective dates for certain major Updates would be staggered between larger public companies (bucket one) and all other entities (bucket two). A major Update would first be effective for bucket-one entities. For bucket-two entities, including the Company, it is anticipated that the FASB will consider requiring an effective date staggered at least two years after bucket one for major Updates. Generally, it is expected that early application would continue to be allowed for all entities. The Company is considered a bucket-two entity due to its eligibility to be a smaller reporting company, per the SEC. This Update applies to ASU 2016-13, as discussed above, ASU 2017-12, which does not apply to the Company, and ASU 2016-02, which the Company has already early-adopted, as discussed above.

In December, 2019, the FASB released ASU 2019-12, ‘Income Taxes (Topic 740),’ which simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, improve consistent application, and simplify GAAP for other areas of Topic 740. The amendments in this Update are effective the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

In January, 2020, the FASB released ASU 2020-01, ‘Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815),’ which clarify certain interactions between the guidance to account for certain equity securities under Topic 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 27 PARENT CORPORATION ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

(Dollars in Thousands)

	2019	2018
ASSETS
Due from banks	$209	$361
Investment in subsidiaries	69,463	66,095
Other assets	1,737	1,563
Total Assets	$71,409	$68,019

LIABILITIES
Accrued interest payable	$182	$197
Accrued expenses and other liabilities	129	76
Trust preferred securities	16,496	16,496
Total Liabilities	16,807	16,769

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value, 50,000,000 shares authorized; 23,922,086 shares issued and outstanding at both December 31, 2019 and 2018	47,844	47,844
Additional paid capital	14,570	14,570
Retained deficit	(7,869)	(9,928)
Accumulated other comprehensive income (loss)	57	(1,236)
Total Stockholders’ Equity	54,602	51,250
Total Liabilities and Stockholders’ Equity	$71,409	$68,019

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Dollars in thousands)

	2019	2018

Income
Miscellaneous income	$26	$23
Dividends from subsidiaries	760	—
Undistributed income of subsidiaries	2,076	1,681
Total income	2,862	1,704

Expenses
Trust preferred securities interest expense	796	773
Professional fees	154	147
Other operating expenses	60	66
Total Expenses	1,010	986

Income before Income Taxes	1,852	717
Income Tax Benefit	(207)	(202)
Net Income	$2,059	$919

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Dollars in thousands)

	2019	2018

Cash Flows From Operating Activities
Net income	$2,059	$919
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(2,075)	(1,680)
Net decrease (increase) in other assets	(174)	(203)
Net increase in other liabilities	38	105
Net Cash Used in Operating Activities	(152)	(859)

Net decrease in Cash and Cash Equivalents	(152)	(859)
Cash and Cash Equivalents, Beginning of year	361	1,220
Cash and Cash Equivalents, End of Year	$209	$361

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$811	$715
Taxes	$(34)	$320

NOTE 28 SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2019 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First
Income statement
Net interest income	$6,252	$6,347	$6,282	$6,095
Provision for loan losses	760	1,020	135	135
Noninterest income	2,051	2,855	1,969	1,777
Noninterest expense	7,006	7,079	7,684	7,228
Net income	432	876	345	406
Earnings per share, basic and diluted	0.02	0.04	0.01	0.02

Period end balance sheet
Total loans receivable	$562,544	$558,174	$551,131	$553,585
Total assets	706,373	706,939	701,952	721,868
Total deposits	621,477	621,603	619,313	638,409
Total stockholders’ equity	54,602	54,206	53,179	52,026

	2018 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First
Income statement
Net interest income	$6,123	$6,027	$5,979	$6,078
Noninterest income	63	63	63	63
Provision for loan losses	2,069	1,917	1,870	1,750
Noninterest expense	7,381	7,579	7,895	7,639
Net income (loss)	680	208	(49)	80
Earnings (loss) per share, basic and diluted	0.03	0.01	(0.00)	0.00

Period end balance sheet
Total loans receivable	$547,096	$531,969	$527,379	$516,363
Total assets	682,142	679,517	685,123	671,570
Total deposits	595,991	598,212	591,551	589,947
Total stockholders’ equity	51,250	49,905	50,019	50,231

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” issued in 2013. Based on this assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2019.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

C. Todd Asbury, age 49, has served as the Company’s and the Bank’s President and Chief Executive Officer since December 17, 2014, and was elected to the Board in 2018.  He previously served as Executive Vice President, Chief Financial Officer, and Treasurer of both the Company and the Bank from May 2009 to December 2014.  Mr. Asbury served as Secretary of the Company and the Bank from May 2010 to December 2014.  He served as Senior Vice President, Chief Financial Officer, and Treasurer of the Company and the Bank starting in December 2003. Prior to joining the Company, he worked for several community financial institutions and in public accounting. He is a certified public accountant.  Mr. Asbury serves as Vice Chairman of the Board of Trustees of Bluefield College, as a member of the Board of Trustees of the Virginia Bankers’ Association School of Bank Management, as a member of Board of Directors of the United Way of Southwest Virginia, a member of the Board of Directors of the Virginia Early Childhood Development Foundation, and as a member of the Southwest Virginia Workforce Development Board of Directors.  Based on his background and extensive understanding of the operations of the Company, Mr. Asbury is well qualified to serve as a director.

Tim W. Ball, age 60, has been President, Owner and Operator of Ball Coal Company and owner of Tim Ball Trucking Company since 1985, and President of Tim Ball Farming Corporation since 1987. He is active in various community services. He has been a director of the Company since 1999. Mr. Ball’s experience in the coal industry and farming serve well for the Board of Directors because many of the Company’s customers are involved in these lines of business.

Gina D. Boggess, age 49, is the Coordinator of Religious Education for Sacred Heart Catholic Church in Princeton, West Virginia. A position she has held since 2018. Previously, she was involved in Met Resources, a family owned coal mining business, for ten years. Prior to that, she worked for a community bank for seven years in various positions, including branch management and as a financial services representative and marketing director. She is active in her community serving on various boards including the Princeton Rescue Squad, Community Foundation of the Virginias and as a state and local board member for Catholic Charities. Ms. Boggess’ experience in both the banking and coal industries as well as her community involvement in the Princeton, West Virginia market provides experience that is relevant to serving customers in this market.

J. Robert Buchanan, age 68 is a retired veteran Virginia banker with more than 40 years of industry experience. He served most recently as President, Chief Executive Officer and Director of First Region Bancshares and First Sentinel Bank from 2008 through 2015. He also held positions as Chief Financial Officer with National Bankshares, Inc., National Bank of Blacksburg, and Premier Bankshares Corporation; as Controller and Internal Auditor with Dominion Bank of Middle Tennessee; and internal auditor with Virginia Polytechnic Institute. He began his career as an assistant bank examiner in the Fifth National Bank Region of the OCC. Based on his extensive banking background, Mr. Buchanan was appointed to the Boards of the Bank and the Company on January 22, 2018. Based on his extensive banking experience, Mr. Buchanan is well qualified to serve as a director.

Joe M. Carter, age 82, is a retired general manager of Daugherty Chevrolet in Gate City, Virginia, where he served 43 years in this role until 2008. He served as an advisory Board member of the former Peoples Bank, Inc. and its successors, Premier Bank – Central, N.A. and First Virginia Bank Southwest. He has been a director of the Company since 1998. Mr. Carter’s experience in the automotive industry and consumer finance assists the Board of Directors in understanding these businesses which are important in the Company’s markets.

John D. Cox, age 63, is the owner of Cox Tractor Company, a farm equipment business that he has owned and operated since 1978 located in Kingsport, Tennessee. Mr. Cox is also a local farmer and entrepreneur. Mr. Cox has served as a director of the Company since 1998 and served as Chairman of the Board of Directors for the Company and the Bank for two years 2012 through 2014. Mr. Cox’s experience in agriculture and agriculturally-related small businesses support the Company’s significant customer base in these markets.

Charles H. Gent, Jr., age 60, is self-employed in the logging and farming industries in Honaker, Virginia and served as Vice Chairman of the Board of Directors of the Company and the Bank from 2012 to 2019. He is President of C & R Gent Logging. Mr. Gent is also involved in farming and various real estate ventures with his family. Previously, he was vice president and owner of Genwal Coal Company in Utah. He is actively involved in several community activities. He has been a director since 1998. Mr. Gent’s experience in logging and mining, as well as real estate and farming, provides experience to the Board relevant to understanding these businesses in the Company’s rural markets.

Eugene S. Hearl, age 88, is a retired banker who has over 44 years of banking experience serving in capacities as President and CEO for two community banks, TruPoint Bank and the former Cumberland Bank, and as the Regional President for the former Dominion Bank in the Southwest Virginia market. Mr. Hearl was appointed as a director of the Company on November 29, 2010. Mr. Hearl’s vast wealth of knowledge in community banking and the various industries in our local markets provide additional financial institution management skills and perspective to the Board.

Harold Lynn Keene, age 65, has been President of Keene Carpet, Inc. since 1976 and was President of Harold Keene Coal Co., Inc. until its sale in January 2011. He served as a bank director for Peoples Bank, Inc. and its successor Premier Bank-Central, N.A. He also served as an advisory board member with First Virginia Bank Southwest. He has been a director of the Company since 1998. He has been the Chairman of the Board of Directors of the Company and the Bank since May 2014. Mr. Keene’s experience in banking provides an important resource to the Board of Directors in dealing with bank and finance-related matters. His experience in the coal industry provides for a resource in the coal industry which is an important market for the Company.

Michael G. McGlothlin, age 68, is an attorney and President of the Appalachian College of Pharmacy (2005 to 2006 and 2008 to present).  He also serves as President of Watkins Branch Development, LTD and The Inn on Garden Creek, LTD, as Secretary and Director of MGM Methane Corporation, as Trustee and Treasurer of the Appalachian School of Law, and as a Trustee and as Secretary of the McGlothlin Foundation.  He has been the owner of Michael G. McGlothlin, Attorney-at-Law in Grundy, Virginia since 2002.   He previously served as Commonwealth Attorney for Buchanan County, Virginia and as County Attorney for Buchanan County, Virginia. Mr. McGlothlin is past President of the Buchanan County Bar Association.  Mr. McGlothlin has been a Director of the Company and the Bank since 1998. Mr. McGlothlin’s experience as an attorney, administrator, and organization and community leader provide the Board with a broad range of professional experience and his community involvement assists the Board in understanding the communities it serves and developing relationships within those communities.

Fred W. Meade, age 86, is the retired President of Big M Stores, Inc., a retail department store and flooring business, which he owned from 1973 to 2017. He also has been involved in real estate development and rental properties since 1980. He served as a Board member of Southwest Bank of Virginia and as an advisory board member for the former Bank of Virginia and Signet Bank. Mr. Meade served as a member of the Russell County Economic Development board for the past twenty-five years. In addition, he has served as a member of the Board of Directors of the Russell County Chamber of Commerce. He has been a director of the Company since 1998. Mr. Meade’s experience in the retail business, real estate, economic development, and bank board experience are very important to the Board of Directors.

B. Scott White, age 74, is a retired cattle rancher in Castlewood, Virginia, as well as a private investor and has served as Vice Chairman of the Board of Directors of the Company and the Bank since 2019. He was the President and CEO of White Stone Company in Castlewood, Virginia and White’s Pelletizing Company in Paradise, Pennsylvania until the companies were sold in 1997.  Mr. White also previously served as General Manager of Sky Blue Tower Company, LLC, a cell phone tower rental company in southwest Virginia. Currently, he serves on the Board of Rockydale Quarries in Roanoke, Virginia. He has been a director since 1998.  Mr. White’s experience as a small business owner and rancher provides experience to the Board relevant to its small business and agricultural customer base.

Executive Officers Who Are Not Directors

The following biographical information discloses the age and business experience in the past five years for each of our executive officers who are not directors.

John W. Beard, Jr., age 67, has served as Executive Vice President and Chief Credit Officer of the Bank since January 25, 2016. He had served as Senior Vice President and Senior Credit Officer of Hometrust Bank, from June 2014 to January 2016.  Prior to that, he served as the Chief Credit Officer and Executive Vice President of Jefferson Federal Bank from March 2012 to May 2014.  Prior to that, he served as the President and CEO of Citizens Bank; and Senior Credit Officer for Northeast Tennessee for First Tennessee Bank.

John J. Boczar, age 61, has served as Executive Vice President and Chief Financial Officer of both the Company and the Bank and Secretary and Treasurer the Company since January 2, 2018. With more than 35 years of community banking experience, he joined the company from Bank of North Carolina, where he served in various positions from 2012 through 2017; most recently as Senior Vice President and Director of Tax Reporting and Compliance. Prior to this role, Mr. Boczar was the Vice President and Corporate Accountant. Previous roles include Executive Vice President and Chief Financial Officer of Carolina Federal Savings Bank from 2006 to 2012. He also held financial and executive positions with two Pennsylvania community banks, and has an extensive background in public accounting.

Bryan T. Booher, age 49, has served as Executive Vice President and Chief Risk Officer of the Bank since January 27, 2020.  He was previously employed by Highlands Union Bank from January 2004 until January 2020 in multiple roles including Interim President and Chief Executive Officer, Chief Risk Officer, Executive Vice President of Operations and Information Technology, and Senior Lending Officer.  Prior to that, he was employed by BB&T from 1992 to 2004.

Frank Sexton, Jr., age 70, has served as Executive Vice President and Chief Operating Officer of both the Company and the Bank since December 2003. He had previously served as Interim Chief Financial Officer, Secretary, and Treasurer of the Company and Bank from December 17, 2014 to April 26, 2015, and again from June 30, 2017 to December 31, 2017. He had previously served as the Company’s Executive Vice President, Chief Financial Officer and Secretary from 2001 to 2003 and the Bank’s Executive Vice President and Cashier from 1998 to 2001.

CORPORATE GOVERNANCE

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

Except for Mr. Asbury, the Board of Directors has determined that all members are independent as defined by the listing standards of the Nasdaq Stock Market (Nasdaq).  In reaching this conclusion, the Board of Directors considered that the Company and its subsidiary bank may conduct business with companies of which certain members of the Board of Directors or members of their immediate families are or were directors or officers; however, in 2019, no transactions occurred with such companies.

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

A copy of the Code of Ethics may be obtained on our website at www.npbankshares.com/code-of-ethics.aspx.

The entire executive management team attends all Board meetings and remains for the duration of the meeting except when the Board goes into Executive Session. The schedule below lists all board committees and their members:

	ALCO (2)	Audit (1)	Compensation (1)	Executive (3)	Loan (2)	Nominating (1)	Risk and Compliance (1)(4)
C. Todd Asbury	X			X	X		X
Tim W. Ball			X			X
Gina D. Boggess			X			X
J. Robert Buchanan	X	X		X			X
Joe M. Carter	X	X			X
John D. Cox	X	X	X*	X	A	X	X
Charles H. Gent, Jr.		X	X	X	A	X	X
Eugene Hearl	X	X	X	X	X		X
Harold Lynn Keene	X	X*		X*	X		X
Michael G. McGlothlin	X	X	X			X*	X
Fred W. Meade			X		X	X
B. Scott White	X	X	X	X	X	X	X*

(1) Company Committee

(2) Bank Committee

(3) Committee of both Company and Bank

(4) The Risk and Compliance Committee was combined with the Audit Committee in December 2019

*   Committee Chair

A  Alternate Member

Board Committees & Committee Meeting Attendance

The Boards of the Company and the Bank are identical in membership.  The Boards have standing executive, nominating, audit and compensation committees (or committees performing similar functions) as listed below. The Board of Directors has adopted charters for its Audit Committee, Compensation Committee, ALCO Committee, and Nominating Committee to define the duties and responsibilities of those committees. These charters are available on our website at www.npbankshares.com. The Board had established a Risk and Compliance Committee in conjunction with its formal written agreement with the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission Bureau of Financial Institutions terminated effective January 20, 2016; however, the Risk and Compliance Committee was combined with the Audit Committee in December 2019. The Board may, from time to time, establish committees for specific, designated purposes.

There were twelve meetings of the Company’s Board of Directors in 2019. We encourage, but do not require, members of the Board of Directors to attend the annual meeting of shareholders. All of the directors attended the 2019 annual meeting of shareholders.

Executive Committee - The Company and the Bank each also have an Executive Committee that when necessary, is empowered to act on behalf of the full Board, on routine matters, between scheduled Board meetings. The Executive Committee did not meet in 2019.

Nominating Committee - The Nominating Committee was created in May 2006 to propose prospective members for nomination to the Board of Directors. All decisions by the Nominating Committee relating to the nominations of prospective Board members are reported to the full Board of Directors. All of the members of the Committee are independent as defined in the Nasdaq listing standards. The Nominating Committee met one time in 2019 at which time the recommendations for nominees in the 2019 proxy were discussed for the Board of Directors’ approval.

Compensation Committee - The Compensation Committee of the Company reviews management’s performance and compensation, and reviews and sets guidelines for compensation of all employees, including the Company’s executive officers. Currently, the individuals serving as Chief Executive Officer and as executive officers of the Company also serve in the same capacities, respectively, for the Bank, except for Messrs. Beard and Booher, who only serve as executive officers of the Bank and not the Company. These executive officers are presently compensated for services rendered by them to the Bank, but not for services rendered by them to the Company. All decisions by the Compensation Committees relating to the compensation of our executive officers are reported to the full Board of Directors. Except for his own compensation, Mr. Asbury provides information and advice to the Compensation Committee regarding the form and amount of compensation of executive officers. No other executive officer participates in this process with the Committee. The Compensation Committee may not delegate their authority and have not utilized a consultant.

The Chief Executive Officer does not set his own salary or bonus. The CEO sets the salary and bonuses of the other named executive officers, and provides input to the Committees regarding his own but does not participate in the Compensation Committee’s discussions or approval of his own compensation. Compensation recommendations are made by the Committee and the final decisions reside with the Board of Directors.

The Compensation Committee and Board attempt to align performance and compensation based upon strategic goals that are incorporated in the Company’s budget as approved by the Board of Directors. We believe that our conservative but competitive compensation policies and practices are unlikely to create risks that are reasonably likely to have a materially adverse effect on the Company or the Bank. As discussed in Item 11 of this Annual Report on Form 10-K, most of the compensation that we pay consists of annually-determined salaries and bonuses. This permits the Board of Directors to review annually the budget versus actual performance, internal policy limits for various key performance ratios, asset quality ratios, interest rate sensitivity shocks, liquidity management, and capital levels before compensation is set. All of these components together with continuation of employment are assessed each year. It is at the discretion of the Board of Directors to pay cash bonuses or any other incentives if goals are met or exceeded. We believe that this substantially contemporaneous approach to determining compensation is not likely to encourage excessive risk taking and in fact allows the Board to align compensation with business factors such as acceptable versus unacceptable risk taking.

The members of the Compensation Committee all of whom the Board in its business judgment has determined are independent as defined by the Nasdaq listing standards. The Compensation Committee held four meetings in 2019. For additional information regarding executive compensation and the Compensation Committees, see Item 11 of this Annual Report on Form 10-K.

Audit Committee -As stated above the Audit Committee is a separately designated committee of the Board. The Audit Committee assists the Board of Directors in fulfilling the Board’s oversight responsibility to the shareholders relating to the integrity of our financial statements, our compliance with legal and regulatory requirements for our accounting and reporting practices, the qualifications, independence and performance of our independent public accountants and the performance of the internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the our independent public accountants engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for us. The Board of Directors and the Audit Committee have adopted a written charter for the Audit Committee.

The Board in its business judgment has determined that all of the members of the Audit Committee are independent as defined by Nasdaq listing standards for audit committee members and applicable SEC regulations.  The Board of Directors also has determined that all of the members of the Audit Committee have sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that Mr. Buchanan qualifies as an audit committee financial expert as defined by SEC regulations.

The Audit Committee held eight meetings in 2019.

Risk and Compliance Committee –The Risk and Compliance Committee provides risk and regulatory oversight for the Company and Bank. This committee oversees the Bank’s risk management’s practices to ensure that management has a process in place to identify, monitor, and manage key risks. Other areas the committee will assist the board in complying with are as follows:

·	Set strategy and identify key risk related to Strategic Imperatives;
·	Monitor and oversee management’s executions of the Strategic Plan;
·	Set the Risk Appetite for the Holding Company and Subsidiaries;
·	Understand the Bank’s System of Risk Management and Control;
·	Oversee and approve the Enterprise Risk Management Policy; and
·	Have direct oversight responsibility of Strategic Risk, Reputational Risk, Operational Risk and Compliance Risk.

The Risk & Compliance Committee met three times in 2019 and reviewed the Company’s and Bank’s risk management progress, processes, and practices

Item 11. Executive Compensation

EXECUTIVE COMPENSATION AND RELATED PARTY TRANSACTIONS

The following table is a summary of compensation that we paid for the fiscal years ended December 31, 2019 and 2018 to the named executive officers in all capacities in which they served:

Summary Compensation Table

Fiscal Years 2019 and 2018

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
C. Todd Asbury	2019	277,970	500	-		17,031	295,501
President and Chief Executive Officer	2018	269,571	500	-		16,691	286,792

Frank Sexton, Jr.	2019	194,178	500	-	-	13,352	208,030
Executive Vice President and	2018	189,264	500	-	-	13,581	203,345
Chief Operating Officer

John J. Boczar	2019	156,750	500	-		12,902	170,152
Executive Vice President and	2018	149,423	1,500	-		18,751	169,674
Chief Financial Officer

(1) All employees received a Christmas bonus at the discretion of the Board of Directors of $500 for 2019 and 2018. Mr. Boczar received a $1,000 discretionary bonus in 2018, paid in 2019.

(2) All perquisites and other personal benefits did not exceed $10,000.

All other compensation includes matching contributions under the Bank’s 401(k) Plan, flexible spending amounts contributions for cafeteria plan benefits, group term life insurance premiums and long-term disability insurance premiums for all persons listed, for both years and a relocation assistance payment for Mr. Boczar in 2018.

Narrative Disclosure to Summary Compensation Table

Base Salary and Bonus

Our performance, in general, is considered in determining the amount of annual salary increases. The Compensation Committee sets base salaries at levels competitive with senior executives with comparable qualifications, experience and responsibilities, of similarly sized banks. The Virginia Bankers Association Salary Survey was used for comparison of salaries paid for similar positions and responsibilities. The Compensation Committee also takes into consideration our strategic plans and Company performance, including but not limited to, branch performance, asset quality, capital management, core deposit growth, efficiency, regulatory compliance, and earnings.

The named executive officers’ annual salary is based on the above criteria as well as an assessment of their past performance and expected future contributions. In addition to the internal measures above, the Board of Directors also reviews our financial performance in relation to peer group averages in the Virginia Bankers’ Association Salary Survey. A subjective approach is used in its evaluation of these factors, and therefore the Compensation Committee does not rely on a formula or weights of specific factors.

Other Elements of Compensation

Each named executive officer, with the exception of Mr. Boczar, is provided with the use of a company vehicle.

The Bank has established a 401(k) plan that covers all full time employees including the named executive officers. Matching contributions paid by the Bank to the named executive officers is detailed in the Summary Compensation Table above.

On December 18, 2002, the Bank entered into a salary continuation agreement with Frank Sexton, Jr. If Mr. Sexton were to terminate his employment after his 65th birthday, his benefit would be $40,500 annually to be paid in 180 monthly installments for 15 years; total actuarial present value is $366,348 (as of November 1, 2019).

Employment Agreements

On December 1, 2016, the Company and the Bank entered into an Employment Agreement (the Agreement) with Mr. Asbury. The Agreement is effective as of December 1, 2016. The initial term of the Agreement ended on December 1, 2019, after which the Agreement automatically renews for successive two year terms (unless terminated prior to the commencement of the renewal term).

Under Mr. Asbury’s Agreement, he is entitled to an annual base salary of $277,970 and an annual performance bonus, if any, in an amount approved by New Peoples’ Board of Directors. Mr. Asbury is also eligible to participate in any equity and/or other long-term compensation programs established by the Company as well as employee benefits, executive benefits, or perquisites approved by the Board and reimbursement of expenses and vacation as set forth in his Agreement.

The Agreement provides Mr. Asbury with severance benefits in the event of termination of his employment under certain circumstances and contains certain confidentiality and noncompetition provisions.

The Agreement provides that the executive’s employment may be terminated by the Company “With Cause” (as defined in the Agreement) or without Cause, or by the executive for “Good Reason” (as defined in the Agreement) or without Good Reason. The executive’s employment may be terminated upon a determination that the executive is disabled or automatically upon the executive’s death. If an executive’s employment is terminated by the Company for Cause or by the executive for Other than Good Reason, then under his Agreement, the executive will be entitled to receive any accrued but unpaid salary, bonus or other benefits or awards, and expense reimbursement. The foregoing amounts are referred to collectively as the “Accrued Obligations.” If an executive’s employment is terminated by the Company without Cause or by the executive for Good Reason, then, in addition to the Accrued Obligations, the executive will be entitled under his Agreement to receive the following: (i) if not connected to a Change in Control (as defined in the Agreement), a severance payment equal to two times the executive’s base salary and bonus; or (ii) if within 24 months after a Change in Control, a severance payment equal to three times the executive’s base salary and bonus unless the Change in Control is a Sale of the Company (as defined in the Agreement) in which case the severance payment is based on certain percentages of the Company’s book value received by the Company’s shareholders in the transaction.

Neither the Company nor the Bank has entered into an employment agreement with any of the other named executive officers, except as discussed above.

Employee Incentive Plans

In December of 2015, the Board of Directors approved two employee incentive plans that were in effect for 2019: a Short-Term Bonus Plan and Company-Wide Profit Sharing Plan.

The Short-Term Bonus Plan is designed to reward and recognize individual employees “on-the-spot” for extraordinary performance/accomplishments.  These bonuses are to individual employees in amounts ranging from $100 to $1,000 (with an aggregate annual amount for all short-term bonuses not to exceed $25,000) and are awarded on recommendation of senior officers with the approval of the President and Chief Executive Officer. During 2019 and 2018 total bonuses of $7,300 and $15,700, respectively, were paid out under the Short-Term Bonus Plan.

The second plan is a Company-wide Profit Sharing Plan which allows all eligible employees of New Peoples Bank to share in the profits of the Bank when strategic goals are met.   The Plan is designed to reward employees a percentage of his or her annual salary or a flat dollar amount for commissioned or lower-wage employees, when the Bank meets the budgeted net income for the year. If the Bank does not make its budgeted net income for the year, the bonus pool is reduced by the shortfall which is added back into net income until it equals the budgeted amount or the bonus pool is exhausted. The Board of Directors of the Bank has established an award schedule that allocates the bonus pool by percentage based on the employee’s position with the Bank. No bonuses were awarded under this plan for 2019 and 2018.

For 2020, both the Short-Term Bonus Plan and the Company-Wide Profit Sharing Plan are still in effect. Under the Short-Term Bonus Plan the aggregate annual amount for all short term bonuses in 2020 is to be determined. For 2020 the Board of Directors will budget a total amount for the Company-Wide Profit Sharing Plan.

DIRECTOR COMPENSATION

The following table sets forth, as of December 31, 2019, certain information with respect to director compensation for each of the members of the Board of Directors. The directors did not receive any other compensation during 2019 for their services as directors on the Board.

Director Compensation for 2019
Name	Fees Earned or Paid in Cash ($) Total(s)
C. Todd Asbury	-	-
Tim W. Ball	9,000	9,000
Gina D. Boggess	5,300	5,300
J. Robert Buchanan	11,400	11,400
Joe M. Carter	14,000	14,000
John D. Cox	13,600	13,600
Charles H. Gent, Jr.	10,600	10,600
Eugene Hearl	15,000	15,000
Harold Lynn Keene	17,400	17,400
Michael G. McGlothlin	9,200	9,200
Fred W. Meade	12,200	12,200
B. Scott White	15,200	15,200

In 2019, each director was paid $700 per month, except for Mr. Keene, chairman who received $1,000 per month, for service on the Board of Directors and $200 per committee meeting for each committee of which a director attended as a member.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth, as of March 27, 2020, certain information with respect to beneficial ownership of shares of Common Stock by each of the members of the Board of Directors, by each of the executive officers named in the “Summary Compensation Table” above and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the individual’s spouse, minor children or other relatives of the individual living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Percent of Class (2)

C. Todd Asbury	3,700		*
Tim W. Ball	3,432		*
John J. Boczar	10,075		*
Gina D. Boggess	2,476		*
J. Robert Buchanan	3,100		*
Joe M. Carter	29,955	(3)	*
John D. Cox	490,528	(4)	2.05%
Charles H. Gent, Jr.	31,970	(5)	*
Eugene Hearl	3,297		*
Harold Lynn Keene	4,416,116	(6)	18.46%
Michael G. McGlothlin	458,267		1.92%
Fred W. Meade	44,609	(7)	*
Frank Sexton, Jr.	54,035	(8)	*
B. Scott White	4,945,417	(9)	20.67%
All Directors and Executive Officers as a Group (16 persons)	10,496,977		43.88%

* Percentage of ownership is less than one percent of the outstanding shares of Common Stock.

(1) Except as otherwise indicated, each director, director nominee or executive officer has sole voting power and investment power with respect to the shares shown.

(2) Based on 23,922,086 shares of Common Stock issued and outstanding on March 27, 2019.

(3) Includes 8,201 shares held by Mr. Carter's wife.

(4) Includes 58,914 shares held by Mr. Cox's wife, and 41,967 shares owned jointly by Mr. Cox and his wife.

(5) Includes 2,860 shares held by Mr. Gent's wife, 2,860 shares Mr. Gent holds as custodian for his child, and 4,800 held jointly with his wife.

(6) Includes 1,000,000 shares held by H.L. Keene, L.L.C. in which Mr. Keene is the sole manager and 500 shares held by The Harold Lynn Keene Trust.

(7) Includes 36,036 shares Mr. Meade holds jointly with his wife.

(8) Includes 440 shares Mr. Sexton holds jointly with his child.

(9) Includes 2,061,666 shares held by SBTB, L.P. in which Mr. White is a general partner, 874,842 shares held by Sky Investments, LLC in which Mr. White is the manager, 172,160 shares held by Mr. White's wife and 9,056 shares Mr. White holds as trustee.

(8)

(9)

Security Ownership of Certain Beneficial Owners

As of March 25, 2020, the following persons are known to us that beneficially own five percent or more of the Company’s stock. Other than as disclosed below, the Company is not aware of any person or group, as those terms are defined in the Securities Exchange Act of 1934, who beneficially owned more than 5% of the outstanding Common Stock as of March 25, 2020.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

B. Scott White Post Office Box 520 Castlewood, Virginia 24224	4,945,417	20.67%

Harold Lynn Keene Post Office Box 1320 Lebanon, Virginia 24260	4,416,116	18.46%

Richard G. Preservati, Sr. Post Office Box 1003 Princeton, West Virginia 24740	3,039,999	12.71%

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain officers to file reports with the Securities and Exchange Commission (SEC) indicating their holdings of, or transactions in, our equity securities.  Based on a review of these reports and written representations furnished to us, we believe that our directors and officers timely complied with all Section 16(a) filing requirements with respect to 2019, other than one report reporting two late transactions by Mr. White.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain of our directors, executive officers, and shareholders known to us who own beneficially 5% or more of our stock (and their immediate family members) have had, and expect to have in the future, lending transactions with us. Any extensions of credit to our directors, executive officers, and such shareholders are made in the ordinary course of business, are on substantially the same terms, including interest rates and collateral, as comparable transactions to non-related parties at the time of the extension of credit, and did not involve more than the normal risk of collectability or present other unfavorable features.

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

For information regarding independence of the Company’s directors, see Item 10 of this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

AUDIT INFORMATION

The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee charter can be found on our website www.npbankshares.com.

2019 and 2018 Fees of Independent Registered Public Accountants – Elliott Davis, LLC.

The following table sets forth the aggregate fees paid to Elliott Davis for professional services rendered in connection with the audit of the Company’s consolidated financial statements for 2019 and 2018, as well as fees paid for audit-related services, tax services and all other services in 2019 and 2018.

78

	2019	2018
Audit fees (1)	$87,625	$86,890
Audit-related fees (2)	15,750	7,500
Tax fees	12,350	12,500
Total	$115,725	$106,890

(1) – Audit fees include aggregate fees incurred for professional services rendered for the audit of our annual financial statements and for the review of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for the fiscal years 2019 and 2018.

(2) – The audit-related fees include audits of employee benefit plans for both years. These audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the heading of “Audit fees”.

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

(a)(3) The following exhibits are filed as part of this Form 10-K and this list includes the exhibit index:

Exhibit
Number

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K filed April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities.
10.1*	New Peoples Bank, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.2*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 30, 2004)
10.3*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 30, 2004).
10.4*	Salary Continuation Agreement dated December 18, 2002 between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5*	First Amendment dated June 30, 2003 to Salary Continuation Agreement between New Peoples Bank, Inc. and Frank Sexton, Jr. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6*	Employment Agreement dated December 1, 2016 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2016
14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
21	Subsidiaries of the Registrant.
24	Powers of Attorney (contained on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).
32 101

Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

The following materials for the Company’s 10-K Report for the year ended December 31, 2019, formatted in XBRL are being furnished, not filed. XBRL Taxonomy Extension Calculation Linkbase Document, XBRL Taxonomy Extension Definitions Linkbase Document, Taxonomy Extension Label Linkbase Document, XBRL Taxonomy Extension Label Linkbase Document.

____________________________________

* Denotes management contract.

(b)       See Item 15(a)(3) above.

(c)       See Items 15(a)(1) and (2) above.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Director, President and Chief Executive Officer

Date:	April 14, 2020

By:	/s/ JOHN J. BOCZAR
John J. Boczar.
Executive Vice President and Chief Financial officer

Date:	April 14, 2020

POWER OF ATTORNEY

Each of the undersigned hereby appoints C. Todd Asbury and John J. Boczar, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. TODD ASBURY	Director, President and	April 14, 2020
C. Todd Asbury	Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN J. BOCZAR	Executive Vice President and	April 14, 2020
John J. Boczar	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ TIM BALL	Director	April 14, 2020
Tim Ball

/s/ Gina D. Boggess	Director	April 14, 2020
Gina D. Boggess

/s/ J. ROBERT BUCHANAN	Director	April 14, 2020
J. Robert Buchanan

/s/ JOE CARTER	Director	April 14, 2020
Joe Carter

/s/ JOHN D. COX	Director	April 14, 2020
John D. Cox

/s/ CHARLES H. GENT	Director	April 14, 2020
Charles H. Gent

/s/ EUGENE HEARL	Director	April 14, 2020
Eugene Hearl

/s/ HAROLD LYNN KEENE	Chairman, Director	April 14, 2020
Harold Lynn Keene

/s/ MICHAEL G. MCGLOTHLIN	Director	April 14, 2020
Michael G. McGlothlin

/s/ FRED MEADE	Director	April 14, 2020
Fred Meade

/s/ B. SCOTT WHITE	Director	April 14, 2020
B. Scott White

