Form 10-Q
period 2020-03-31
NEW PEOPLES BANKSHARES INC
filed 2020-05-15
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 000-33411

NEW PEOPLES BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	31-1804543 (I.R.S. Employer Identification No.)
67 Commerce Drive, Honaker, Virginia (Address of principal executive offices)	24260 (Zip Code)

(276) 873-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ][

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

The number of shares outstanding of the registrant’s common stock was 23,922,086 as of April 30, 2020.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2020	2019
Loans including fees	$7,098	$6,940
Federal funds sold	1	2
Interest-earning deposits with banks	162	243
Investments	297	368
Dividends on equity securities (restricted)	37	38
Total Interest and Dividend Income	7,595	7,591

INTEREST EXPENSE
Deposits	1,262	1,260
Borrowed funds	191	236
Total Interest Expense	1,453	1,496

NET INTEREST INCOME	6,142	6,095

PROVISION FOR LOAN LOSSES	1,000	135

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,142	5,960

NONINTEREST INCOME
Service charges and fees	851	841
Card processing and interchange	753	679
Insurance and investment fees	132	161
Net gain on sales of available-for-sale securities	4	—
Other noninterest income	425	96
Total Noninterest Income	2,165	1,777

NONINTEREST EXPENSES
Salaries and employee benefits	3,501	3,646
Occupancy and equipment expense	1,113	1,149
Data processing and telecommunications	620	655
Other operating expenses	2,017	1,778
Total Noninterest Expenses	7,251	7,228

INCOME BEFORE INCOME TAXES	56	509

INCOME TAX EXPENSE	10	103

NET INCOME	$46	$406

Income Per Share
Basic and diluted	$0.00	$0.02

Average Weighted Shares of Common Stock
Basic and diluted	23,922,086	23,922,086

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended March 31,
	2020	2019

NET INCOME	$46	$406

Other comprehensive income:
Investment Securities Activity
Unrealized gains arising during the period	767	467
Reclassification adjustment for net gains included
In net income	(4)	—
Other comprehensive gain on investment securities	763	467
Related tax expense	160	97
TOTAL OTHER COMPREHENSIVE INCOME	603	370
TOTAL COMPREHENSIVE INCOME	$649	$776

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

ASSETS	March 31,	December 31,
	2020	2019

Cash and due from banks	$15,616	$13,998
Interest-bearing deposits with banks	47,765	35,897
Federal funds sold	288	252
Total Cash and Cash Equivalents	63,669	50,147

Investment securities available-for-sale	47,741	50,649
Loans held for sale	489	2

Loans receivable	560,468	562,544
Allowance for loan losses	(6,337)	(5,368)
Net loans	554,131	557,176

Bank premises and equipment, net	22,801	22,242
Other real estate owned	3,070	3,393
Accrued interest receivable	2,045	2,115
Deferred taxes, net	4,406	4,576
Right-of-use assets – operating leases	5,737	5,835
Other assets	11,055	10,238

Total Assets	$715,144	$706,373

LIABILITIES

Deposits:
Noninterest bearing	$177,406	$170,782
Interest-bearing	452,119	450,695
Total Deposits	629,525	621,477

Borrowed funds	21,496	21,496
Lease liabilities – operating leases	5,737	5,835
Accrued interest payable	706	694
Accrued expenses and other liabilities	2,429	2,269

Total Liabilities	659,893	651,771

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,922,086 shares issued and outstanding at March 31, 2020 and December 31, 2019	47,844	47,844
Additional paid-in-capital	14,570	14,570
Retained deficit	(7,823)	(7,869)
Accumulated other comprehensive income	660	57

Total Stockholders’ Equity	55,251	54,602

Total Liabilities and Stockholders’ Equity	$715,144	$706,373

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2018	23,922	$47,844	$14,570	$(9,928)	$(1,236)	$51,250

Net income	—	—	—	406	—	406

Other comprehensive income, net of tax	—	—	—	—	370	370
Balance, March 31, 2019	23,922	$47,844	$14,570	$(9,522)	$(866)	$52,026

Balance, December 31, 2019	23,922	$47,844	$14,570	$(7,869)	$57	$54,602

Net income	—	—	—	46	—	46
Other comprehensive income, net of tax	—	—	—	—	603	603
Balance, March 31, 2020	23,922	$47,844	$14,570	$(7,823)	$660	$55,251

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(IN THOUSANDS)

(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46	$406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	549	609
Provision for loan losses	1,000	135
Income on bank owned life insurance	(18)	(15)
Gain on sale of securities available-for-sale	(4)	—
Gain on sale of mortgage loans	(39)	—
Gain on sale of premises and equipment	(1)	—
Gain on sale of other real estate owned	(58)	(8)
Loans originated for sale	(2,702)	—
Proceeds from sales of loans originated for sale	2,254	—
Adjustment of carrying value of other real estate owned	87	113
Amortization/accretion of bond premiums/discounts	117	144
Deferred tax expense (benefit)	10	105
Net change in:
Accrued interest receivable	70	(173)
Other assets	(777)	(124)
Accrued interest payable	12	121
Accrued expenses and other liabilities	160	121
Net Cash Provided by Operating Activities	706	1,434

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	2,221	(6,391)
Purchase of securities available-for-sale	—	(790)
Proceeds from sale of investment securities available-for-sale	1,025	—
Proceeds from repayments and maturities of securities available-for-sale	2,533	2,519
Net purchase of equity securities (restricted)	(22)	(14)
Payments for the purchase of premises and equipment	(1,108)	(474)
Proceeds from sale of premises and equipment	1	1
Proceeds from insurance claims on other real estate owned	—	19
Proceeds from sales of other real estate owned	118	856
Net Cash Provided (Used) in Investing Activities	4,768	(4,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short term borrowings	—	(3,630)
Net change in non-interest bearing deposits	6,624	13,246
Net change in interest bearing deposits	1,424	29,171
Net Cash Provided by Financing Activities	8,048	38,787

Net increase in cash and cash equivalents	13,522	35,947
Cash and Cash Equivalents, Beginning of the Period	50,147	28,173
Cash and Cash Equivalents, End of the Period	$63,669	$64,120

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,441	$1,375
Taxes	$—	$—
Supplemental Disclosure of Non-cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$252	$—
Loans made to finance sale of other real estate owned	$428	$94
Change in unrealized gains on securities available for sale	$763	$467

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS

Nature of Operations – New Peoples Bankshares, Inc. (New Peoples) is a financial holding company whose principal activity is the ownership and management of a community bank, New Peoples Bank, Inc. (the Bank). New Peoples and the Bank are organized and incorporated under the laws of the Commonwealth of Virginia. As a state chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (the Federal Reserve). The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwest Virginia, southern West Virginia, and northeastern Tennessee. These services include commercial and consumer loans along with traditional deposit products such as checking and savings accounts.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2020 and December 31, 2019, and the results of operations for the three month periods ended March 31, 2020 and 2019. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

The consolidated financial statements include New Peoples, the Bank, NPB Insurance Services, Inc., and NPB Web Services, Inc. (Hereinafter, collectively referred to as the Company, we, us or our). All significant intercompany balances and transactions have been eliminated. In accordance with Accounting Standards Codification (ASC) 942, Financial Services – Depository and Lending, NPB Capital Trust I and 2 are not included in the consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the adequacy of the allowance for loan losses and the determination of the deferred tax asset and related valuation allowance are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

NOTE 3 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding common stock warrants and are determined by the Treasury Method. For the three-month periods ended March 31, 2020 and 2019, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars in Thousands, Except Share and Per Share Data)	For the three months ended March 31,
	2020	2019
Net income	$46	$406
Weighted average shares outstanding	23,922,086	23,922,086
Weighted average dilutive shares outstanding	23,922,086	23,922,086

Basic and diluted income per share	$0.00	$0.02

NOTE 4 CAPITAL

Capital Requirements and Ratios

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February, 2015 and, therefore, is not obligated to report consolidated regulatory capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of March 31, 2020, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2020 and December 31, 2019, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020:
Total Capital to Risk Weighted Assets	72,977	15.06%	$38,770	8.0%	$48,463	10.0%
Tier 1 Capital to Risk Weighted Assets	66,916	13.81%	29,078	6.0%	38,770	8.0%
Tier 1 Capital to Average Assets	66,916	9.43%	28,396	4.0%	35,495	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	66,916	13.81%	21,808	4.5%	31,501	6.5%

December 31, 2019:
Total Capital to Risk Weighted Assets	72,109	14.83%	$38,910	8.0%	$48,637	10.0%
Tier 1 Capital to Risk Weighted Assets	66,741	13.72%	29,182	6.0%	38,910	8.0%
Tier 1 Capital to Average Assets	66,741	9.43%	28,313	4.0%	35,391	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	66,741	13.72%	21,887	4.5%	31,614	6.5%

Accordingly, as of March 31, 2020 and December 31, 2019, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. All ratios shown in the table above exceed the minimum requirements. The Bank’s capital conservation buffer as of March 31, 2020 was 7.06%.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (AFS) securities as March 31, 2020 and December 31, 2019 is as follows:

	Gross	Gross	Gross	Amortized
	Unrealized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
March 31, 2020
U.S. Government Agencies	$14,659	$180	$(67)	$14,772
Taxable municipals	4,379	79	(2)	4,456
Corporate bonds	5,404	138	—	5,542
Mortgage backed securities	22,464	527	(20)	22,971
Total Securities AFS	$46,906	$924	$(89)	$47,741
December 31, 2019
U.S. Government Agencies	$15,703	$57	$(127)	$15,633
Taxable municipals	4,389	54	(1)	4,442
Corporate bonds	5,408	115	—	5,523
Mortgage backed securities	25,077	111	(137)	25,051
Total Securities AFS	$50,577	$337	$(265)	$50,649

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
U.S. Government Agencies	$233	$(1)	$4,412	$(66)	$4,645	$(67)
Taxable municipals	255	(2)	—	—	255	(2)
Mortgage backed securities	503	(2)	1,515	(18)	2,018	(20)
Total Securities AFS	$991	$(5)	$5,927	$(84)	$6,918	$(89)

December 31, 2019
U.S. Government Agencies	$6,788	$(46)	$4,516	$(81)	$11,304	$(127)
Taxable municipals	1,049	(1)	—	—	1,049	(1)
Mortgage backed securities	1,586	(4)	12,002	(133)	13,588	(137)
Total Securities AFS	$9,423	$(51)	$16,518	$(214)	$25,941	$(265)

At March 31, 2020, there were 32 securities in a loss position, of which 27 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $7.6 million and $6.9 million at March 31, 2020 and December 31, 2019, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

The following table summarizes sales of AFS debt securities for the three months-ended March 31,

(Dollars are in thousands)	2020	2019
Proceeds	$1,025	$—
Gains	7	—
Losses	(3)	—
Tax benefit	(1)	—

The amortized cost and fair value of investment securities at March 31, 2020, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$253	$255	2.85%
Due after one year through five years	4,462	4,580	2.67%
Due after five years through ten years	12,038	12,256	3.44%
Due after ten years	30,153	30,650	2.32%
Total	$46,906	$47,741	2.64%

The Bank, as a member of the Federal Reserve Bank of Richmond (the Reserve Bank) and the Federal Home Loan Bank (the FHLB) of Atlanta, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.58 million and $2.56 million at March 30, 2020 and December 31, 2019, respectively.

NOTE 6 LOANS

Loans held for sale of $489 thousand and $2 thousand, at March 31, 2020 and December 31, 2019, respectively, represents mortgage loans originated for sale. These originations and sales are executed on a best efforts basis.

Loans receivable outstanding as of March 31, 2020 and December 31, 2019 are summarized as follows:

(Dollars are in thousands)	March 31, 2020	December 31, 2019
Real estate secured:
Commercial	$171,658	$170,436
Construction and land development	30,841	31,130
Residential 1-4 family	240,328	242,922
Multifamily	14,039	13,638
Farmland	20,363	20,790
Total real estate loans	477,229	478,916
Commercial	53,590	53,994
Agriculture	5,241	4,797
Consumer installment loans	22,592	23,127
All other loans	1,816	1,710
Total loans	$560,468	$562,544

Loans receivable on nonaccrual status as of March 31, 2020 and December 31, 209 are summarized as follows:

(Dollars are in thousands)	March 31, 2020	December 31, 2019
Real estate secured:
Commercial	$2,734	$1,601
Construction and land development	69	45
Residential 1-4 family	3,239	2,544
Farmland	353	531
Total real estate loans	6,395	4,721
Commercial	424	390
Consumer installment loans and other loans	55	45
Total loans receivable on nonaccrual status	$6,874	$5,156

Total interest income not recognized on nonaccrual loans for the three months ended March 31, 2020 and March 31, 2019 was $189 thousand and $133 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of March 31, 2020 and December 31, 2019:

As of March 31, 2020 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,335	$9	$2,253	$2,328	$—
Construction and land development	67	4	63	337	—
Residential 1-4 family	1,304	13	1,345	1,444	—
Multifamily	—	—	—	—	—
Farmland	761	10	744	940	—
Commercial	115	1	101	111	—
Agriculture	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	433	—	503	525	210
Construction and land development	—	—	—	—	—
Residential 1-4 family	54	—	53	60	39
Multifamily	—	—	—	—	—
Farmland	216	2	215	226	8
Commercial	286	—	286	886	200
Agriculture	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—
Total	$5,571	$39	$5,563	$6,857	$457

As of December 31, 2019 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,017	$100	$2,416	$2,478	$—
Construction and land development	91	7	70	346	—
Residential 1-4 family	1,944	55	1,263	1,460	—
Multifamily	29	1	—	—	—
Farmland	1,143	47	778	970	—
Commercial	578	11	128	178	—
Agriculture	—	—	—	1	—
Consumer installment loans	2	—	—	—	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	470	1	363	379	70
Construction and land development	—	—	—	—	—
Residential 1-4 family	302	—	55	60	44
Multifamily	—	—	—	—	—
Farmland	221	11	216	228	9
Commercial	507	7	286	886	200
Agriculture	—	—	—	—	—
Consumer installment loans	3	—	—	—	—
All other loans	—	—	—	—	—
Total	$7,307	$240	$5,575	$6,986	$323

An age analysis of past due loans receivable as of March 31, 2020 and December 31, 2019 is below. At March 31, 2020 and December 31, 2019, there were no loans over 90 days past due that were accruing.

As of March 31, 2020 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$516	$887	$188	$1,591	$170,067	$171,658
Construction and land development	13	50	—	63	30,778	30,841
Residential 1-4 family	3,609	777	1,139	5,525	234,803	240,328
Multifamily	260	—	—	260	13,779	14,039
Farmland	672	800	47	1,519	18,844	20,363
Total real estate loans	5,070	2,514	1,374	8,958	468,271	477,229
Commercial	407	60	286	753	52,837	53,590
Agriculture	111	—	22	133	5,108	5,241
Consumer installment loans	146	14	13	173	22,419	22,592
All other loans	—	—	—	—	1,816	1,816
Total loans	$5,734	$2,588	$1,695	$10,017	$550,451	$560,468

As of December 31, 2019 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$502	$125	$262	$889	$169,547	$170,436
Construction and land development	50	18	18	86	31,044	31,130
Residential 1-4 family	3,700	1,096	710	5,506	237,416	242,922
Multifamily	262	—	—	262	13,376	13,638
Farmland	111	47	152	310	20,480	20,790
Total real estate loans	4,625	1,286	1,142	7,053	471,863	478,916
Commercial	406	—	323	729	53,265	53,994
Agriculture	244	—	21	265	4,532	4,797
Consumer installment Loans	98	24	23	145	22,982	23,127
All other loans	—	—	—	—	1,710	1,710
Total loans	$5,373	$1,310	$1,509	$8,192	$554,352	$562,544

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

Based on the most recent analysis performed, the risk categories of loans receivable as of March 31, 2020 and December 31, 2019 was as follows:

As of March 31, 2020 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$164,357	$4,562	$2,739	$—	$171,658
Construction and land development	30,446	326	69	—	30,841
Residential 1-4 family	235,504	1,622	3,202	—	240,328
Multifamily	13,797	242	—	—	14,039
Farmland	18,583	1,427	353	—	20,363
Total real estate loans	462,687	8,179	6,363	—	477,229
Commercial	50,685	2,447	172	286	53,590
Agriculture	5,204	—	37	—	5,241
Consumer installment loans	22,560	13	19	—	22,592
All other loans	1,816	—	—	—	1,816
Total	$542,952	$10,639	$6,591	$286	$560,468

As of December 31, 2019 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$165,570	$3,265	$1,601	$—	$170,436
Construction and land development	30,747	360	23	—	31,130
Residential 1-4 family	239,210	1,207	2,505	—	242,922
Multifamily	13,638	—	—	—	13,638
Farmland	18,779	1,480	531	—	20,790
Total real estate loans	467,944	6,312	4,660	—	478,916
Commercial	51,086	2,504	118	286	53,994
Agriculture	4,753	4	40	—	4,797
Consumer installment loans	23,087	12	28	—	23,127
All other loans	1,710	—	—	—	1,710
Total	$548,580	$8,832	$4,846	$286	$562,544

NOTE 7 ALLOWANCE FOR LOAN LOSSES

The following table details activity in the allowance for loan losses by portfolio segment for the three months period ended March 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of March 31, 2020 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,248	$(22)	$2	$452	$1,680
Construction and land development	158	—	—	56	214
Residential 1-4 family	1,736	—	8	333	2,077
Multifamily	104	—	—	28	132
Farmland	109	(42)	33	46	146
Total real estate loans	3,355	(64)	43	915	4,249
Commercial	1,789	(13)	29	51	1,856
Agriculture	27	—	1	11	39
Consumer installment loans	188	(33)	6	22	183
All other loans	7	—	—	3	10
Unallocated	2	—	—	(2)	—
Total	$5,368	$(110)	$79	$1,000	$6,337

The following table presents the allocation of the allowance for loan losses by portfolio segment, based on impairment method, as of March 31, 2020:

	Allowance for Loan Losses			Recorded Investment in Loans
As of March 31, 2020 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$210	$1,470	$1,680	$2,756	$168,902	$171,658
Construction and land development	—	214	214	63	30,778	30,841
Residential 1-4 family	39	2,038	2,077	1,398	238,930	240,328
Multifamily	—	132	132	—	14,039	14,039
Farmland	8	138	146	959	19,404	20,363
Total real estate loans	257	3,992	4,249	5,176	472,053	477,229
Commercial	200	1,656	1,856	387	53,203	53,590
Agriculture	—	39	39	—	5,241	5,241
Consumer installment loans	—	183	183	—	22,592	22,592
All other loans	—	10	10	—	1,816	1,816
Unallocated	—	—	—	—	—	—
Total	$457	$5,880	$6,337	$5,563	$554,905	$560,468

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2019. The commercial charge-off amount includes $1 million in losses incurred during the third quarter of 2019, related to three unrelated borrowers, who either ceased business operations or filed bankruptcy. These losses resulted in a provision to the allowance during the third quarter of $1 million. During the second quarter of 2019, $4.4 million of non-performing or under-performing real estate loans were sold resulting in $113 thousand of charge-offs and $57 thousand of recoveries. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2019 (Dollars are in thousands)	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
Real estate secured:
Commercial	$1,386	$(192)	$16	$38	$1,248
Construction and land development	202	—	34	(78)	158
Residential 1-4 family	2,437	(336)	202	(567)	1,736
Multifamily	89	—	30	(15)	104
Farmland	287	(33)	29	(174)	109
Total real estate loans	4,401	(561)	311	(796)	3,355
Commercial	448	(1,762)	61	3,042	1,789
Agriculture	37	(17)	2	5	27
Consumer installment loans	172	(114)	62	68	188
All other loans	3	—	—	4	7
Unallocated	275	—	—	(273)	2
Total	$5,336	$(2,454)	$436	$2,050	$5,368

The following table presents the allocation of the allowance for loan losses by portfolio segment, based on impairment method, as of December 31, 2019:

	Allowance for Loan Losses			Recorded Investment in Loans
As of December 31, 2019 (Dollars are in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate secured:
Commercial	$70	$1,178	$1,248	$2,779	$167,657	$170,436
Construction and land development	—	158	158	70	31,060	31,130
Residential 1-4 family	44	1,692	1,736	1,318	241,604	242,922
Multifamily	—	104	104	—	13,638	13,638
Farmland	9	100	109	994	19,796	20,790
Total real estate loans	123	3,232	3,355	5,161	473,755	478,916
Commercial	200	1,589	1,789	414	53,580	53,994
Agriculture	—	27	27	—	4,797	4,797
Consumer installment loans	—	188	188	—	23,127	23,127
All other loans	—	7	7	—	1,710	1,710
Unallocated	—	2	2	—	—	—
Total	$323	$5,045	5,368	$5,575	$556,969	$562,544

In determining the amount of our allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as any regulatory input. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

There were $4.3 million in loans that were classified as troubled debt restructurings at both March 31, 2020 and December 31, 2019. All loans considered to be troubled debt restructurings are individually evaluated for impairment as part of the allowance for loan losses calculation. No loans modified during the three months ended March 31, 2020 or March 31, 2019, were considered to be troubled debt restructurings.

One loan previously modified as a troubled debt restructuring, with a balance of $663 thousand, defaulted during the three months ended March 31, 2020. No loans modified as troubled debt restructurings defaulted during the three months ended March 31, 2019. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

In determining the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings in its estimate. The Company evaluates all troubled debt restructurings for possible further impairment. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further write down the carrying value of the loan.

NOTE 9 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the three months ended March 31, 2020 and the year ended December 31, 2019:

(Dollars are in thousands)	March 31, 2020	December 31, 2019
Balance, beginning of period	$3,393	$5,937
Additions	252	811
Transfers from premises and equipment	—	683
Proceeds from sales	(118)	(1,322)
Proceeds from insurance claims	—	(19)
Loans made to finance sales	(428)	(2,360)
Adjustment of carrying value	(87)	(214)
Gains (losses) from sales	58	(123)
Balance, end of period	$3,070	$3,393

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

Investment Securities Available for Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, or by dealers or brokers in active over-the counter markets. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

Assets and liabilities measured at fair value are as follows as of March 31, 2020 (for purpose of this table the impaired loans are shown net of the related allowance):

March 31, 2020 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$14,772	$—
Taxable municipals	—	4,456	—
Corporate bonds	—	5,542	—
Mortgage backed securities	—	22,971	—

(On a non-recurring basis) Other real estate owned	—	—	3,070
Impaired loans	—	—	5,106
Total	$—	$47,741	$8,176

Assets and liabilities measured at fair value are as follows as of December 31, 2019 (for purpose of this table the impaired loans are shown net of the related allowance):

December 31, 2019 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$15,633	$—
Taxable municipals	—	4,442	—
Corporate bonds	—	5,523	—
Mortgage backed securities	—	25,051	—

(On a non-recurring basis) Other real estate owned	—	—	3,393
Impaired loans			5,252
Total	$—	$50,649	$8,645

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31,2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at March 31, 2020	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$5,106	$5,252	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$3,070	$3,393	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

March 31, 2020
Financial Instruments – Assets
Net Loans	$554,131	$550,932	$—	$545,826	$5,106

Financial Instruments – Liabilities
Time Deposits	260,111	262,228	—	262,228	—
FHLB Advances	5,000	4,972	—	4,972	—

December 31, 2019
Financial Instruments – Assets
Net Loans	$557,176	$550,495	$—	$545,243	$5,252

Financial Instruments – Liabilities
Time Deposits	257,406	259,325	—	259,325	—
FHLB Advances	5,000	5,054	—	5,054	—

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

In accordance with our adoption of Accounting Standards Update (ASU) 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2020 and December 31, 2019, represent an approximation of exit price; however, an actual exit price may differ.

NOTE 11 LEASING ACTIVITIES

The Company adopted ASU 2016-02 (Topic 842) effective May 31, 2017, as the Bank entered into sale leaseback transactions for four branch office sites.

In September 2019, the Bank entered into a sale leaseback transaction, with a non-affiliated third party, for its branch office located in Lebanon, Virginia for a total purchase price of $1.34 million. Net proceeds, after sales expenses of $42 thousand totaled $1.30 million and a gain of $803 thousand was recorded. The Bank provided financing to the purchaser, in the amount of $752 thousand, for a term of 5 years. In connection with this sale, the Bank entered into a lease agreement with the purchaser with an initial term of 15 years, with five 5-year renewal options.

As of March 31, 2020, the Bank leases five branch offices and a loan production office. The lease agreements have maturity dates ranging from November 2020 to September 2034. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms at March 31, 2020 was 12.61 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases at March 31, 2020 was 3.16%.

For the three months ended March 31, 2020 and 2019, operating lease expenses were $144 thousand and $121 thousand, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At March 31, 2020, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2020	$424
2021	511
2022	530
2023	544
2024	546
Thereafter	4,416
Total lease payments	6,971
Less imputed interest	1,234
Total	$5,737

NOTE 12 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within Non-interest income. The following table presents Non-interest income by revenue stream for the three months ended March 31, 2020 and 2019.

	For the three months ended
	March 31,
(Dollars in thousands)	2020	2019
Service charges and fees	$851	$841
Card processing and interchange income	753	679
Gain on sale of securities available-for-sale(1)	4	—
Insurance and investment fees	132	161
Other noninterest income	425	96
Total Noninterest Income	$2,165	$1,777

(1)	Not within the scope of ASU 2014-09

NOTE 13 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended March 31,
(Dollars are in thousands)	2020	2019
Advertising	$65	$66
ATM network expense	392	444
Legal, professional and consulting fees	557	282
Loan related expenses	107	121
Printing and supplies	37	39
FDIC insurance premiums	93	108
Other real estate owned, net	63	193
Other	703	525
Total other operating expenses	$2,017	$1,778

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, authorizing the U.S. Small Business Administration (the SBA) to guarantee loans, up to $349 billion, funded under the Paycheck Protection Program (the PPP) for small businesses who meet certain eligibility requirements. An additional $310 billion was authorized when the Paycheck Protection Program and Health Care Enhancement Act was signed into law on April 23, 2020. PPP loans are forgivable, in whole or in part, provided the proceeds are used for payroll and other permitted purposes in accordance with guidelines outlined in the PPP. These loans have a fixed interest rate of 1.00% for a term of two years, for any portion not forgiven. Payments are deferred for the first six months. SBA provides a 100% guarantee and pays the originator a processing fee ranging from 1% to 5%, based on the loan amount. The SBA began accepting applications for the PPP on April 3, 2020, and since that date, we have received authorization from the SBA to fund 584 loans totaling approximately $42.7 million. We believe that the majority of these loans will be forgiven under the provisions of the program. However, there can be risks and liability associated with participation in PPP that cannot be immediately determined.

In response to the economic impact brought on by the COVID-19 pandemic, banking and financial regulators have offered guidance to financial institutions in responding to borrower requests for forbearance. In general, short-term deferrals or other minor modifications, extended to borrowers who were current in their loan obligations at December 31, 2019, will not be considered troubled debt restructurings or impairments. Through May 11, 2020, 607 loans totaling approximately $98.6 million have received forbearance from the Bank, principally in the form of short-term extensions of 90 days. While we believe that the majority of these borrowers will be able to repay their obligations, we cannot reasonably estimate the risk of loss should the adverse economic impact of the pandemic continue for an extended period of time.

On May 15, 2020, the Company announced, that based on the completion of a detailed review of its operations and staffing, it was implementing a plan to transition the organization to a new structure designed to align with its strategic plan. As a result, the Company is reducing certain positions representing approximately 12% of the workforce. The estimated annual pre-tax savings resulting from this plan of termination is $1.59 million. Affected employees have been notified and transitional support is being provided, including severance payments, assistance to aid in maintaining health insurance, and support in applying for unemployment benefits. The estimated pre-tax cost of this plan of termination is $358 thousand and will be recorded during the second quarter of 2020.

NOTE 15 RECENT ACCOUNTING DEVELOPMENTS:

The following is a summary of recent authoritative announcements:

In June 2016, per ASU No. 2016-13, ‘Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,’ the Financial Accounting Standards Board (the FASB) issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. Subsequently, per ASU No. 2019-10, implementation for the Company is delayed until reporting periods beginning after December 15, 2022. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

In May 2019, the FASB issued targeted transition relief for entities which irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the amendments to the transition guidance for ASU 2016-13 will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Subsequently, per ASU No. 2019-10, implementation for the Company is delayed until reporting periods beginning after December 15, 2021. The Company is currently in the process of evaluating the impact of adoption of this guidance on its financial statements.

In November, 2019, the FASB released ASU 2019-10, ‘Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),’ in which the FASB shared a new philosophy to extend and simplify how effective dates for certain major Updates would be staggered between larger public companies (bucket one) and all other entities (bucket two). A major Update would first be effective for bucket-one entities. For bucket-two entities, including the Company, it is anticipated that the FASB will consider requiring an effective date staggered at least two years after bucket one for major Updates. Generally, it is expected that early application would continue to be allowed for all entities. The Company is considered a bucket-two entity due to its eligibility to be a smaller reporting company, per the Securities and Exchange Commission (the SEC). This Update applies to ASU 2016-13, as discussed above, ASU 2017-12, which does not apply to the Company, and ASU 2016-02, which the Company has already early-adopted, as discussed above.

In December, 2019, the FASB released ASU 2019-12, ‘Income Taxes (Topic 740),’ which simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, improve consistent application, and simplify GAAP for other areas of Topic 740. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

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

In March, 2020, the FASB released ASU 2020-03, ‘Codification Improvements to Financial Instruments,’ as part of its ongoing project for improving the Codification or correcting its unintended application. This particular Update is being issued to increase stakeholder awareness of these amendments. These amendments affect Fair Value Option Disclosures, Applicability of Portfolio Exception in Topic 820 to Nonfinancial Items, Disclosures for Depository and Lending Institutions, Cross-Reference to Line-of-Credit or Revolving-Debt Arrangements Guidance in Subtopic 470-50, Cross-Reference to Net Asset Value Practical Expedient in Subtopic 820-10, Interaction of Topic 842 and Topic 326, and Interaction of Topic 326 and Subtopic 860-20. The Company does not expect these amendments to have a material effect on its financial statements.

In March, 2020, the FASB released ASU 2020-04, ‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting,’ which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in the Update are effective for the Company as of March 12, 2020 through December 31, 2022. The Company is currently in the process of evaluating the impact of adoption of this guidance on its financial statements.

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

  the success or failure of our efforts to implement our business plan;
  any required increase in our regulatory capital ratios;
  satisfying other regulatory requirements that may arise from examinations, changes in the law and other similar factors;
  deterioration of asset quality;
  changes in the level of our nonperforming assets and charge-offs;
  fluctuations of real estate values in our markets;
  our ability to attract and retain talent;
  demographical changes in our markets which negatively impact the local economy;
  the uncertain outcome of enacted legislation to stabilize the United States financial system;
  the successful management of interest rate risk;
  the successful management of liquidity;
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
  technology utilized by us;
  our ability to successfully manage cyber security;
  our reliance on third-party vendors and correspondent banks;
  changes in generally accepted accounting principles;
  changes in governmental regulations, tax rates and similar matters; and, other risks which may be described in our future filings with the SEC.

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

Critical Accounting Policies

For discussion of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 10-K). Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our provision for loan losses and the calculation of our deferred tax asset and related valuation allowance.

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

Recent Events

As discussed in our 2019 Form 10-K, the adverse economic impact of COVID-19 has been extensive and wide ranging, resulting in steep decline in interest rates, a sharp increase in unemployment and a resulting decline in economic output.

We have responded to the challenges of the pandemic, by continuing to meet the needs of our customers, by participating in the SBA’s guaranteed PPP loan program, responding to borrower requests for forbearance and maintaining day-to-day services through our drive-thru facilities and Interactive Teller Machine network as we continue to limit access to our branch lobbies. Out of concern for our employees and shareholders, and in response to limitations on nonessential travel, we postponed our annual meeting of shareholders and will reschedule this event for later in 2020.

Our employees continue to maintain social distancing, either on site at our facilities, or by working remotely. We continue to make personal protective items available to our employees, and maintain enhanced cleaning procedures at our facilities.

As state and local governments begin to address the process of rolling back “stay at home” orders and recommendations issued limiting travel outside the home to work, or obtaining essential services and mandating social distancing when out in public, we are hopeful that the adverse economic impact will begin to lessen. At this time, we cannot reasonably estimate the term or intensity of any possible adverse impact this economic downturn may have on our financial position, operations or liquidity. However, the volume of both PPP loans and borrower requests for forbearance processed since March 31, 2020, considered along with the broader economic deterioration as shown in the increase in unemployment claims and the decrease in domestic production, offer indications that recovery from this event may be slow and uneven.

Overview and Highlights

The Company had net income for the three months ended March 31, 2020 of $46 thousand, or basic net income per share of $0.00, as compared to the three months ended March 31, 2019 when the Company had net income of $406 thousand, or $0.02 basic net income per share. Net income decreased in the first quarter of 2020 from the same period in 2019 primarily due to a $1.0 million provision for loan losses resulting from the pandemic related economic conditions as compared to $135 thousand provided in 2019. Reductions in interest rates during the first quarter have impacted our net interest income as the yields on earning assets have decreased more rapidly than our cost of funds. As a result, the impact of our growth in earning assets has not had the contribution to earnings that would normally be expected.

During the fourth quarter of 2019, we engaged a consulting firm to assist our continuing efforts to reduce costs and improve efficiencies. During the first quarter of 2020, we incurred fees and related out-of-pocket expenses of approximately $291 thousand related to their assistance in implementing recommended changes. We view these costs to be nonrecurring. Once the recommendations are agreed upon and implemented, benefits are anticipated to exceed $3.0 million annually.

Total assets increased $8.8 million to $715.1 million at March 31, 2020 from $706.4 million at December 31, 2019. The asset growth was driven by increased interest-bearing deposits in other banks, a result of cash from deposit growth and sales of investment securities. Loan balances decreased by $2.1 million to $560.5 million at March 31, 2020 compared to December 31, 2019. However, since March 31, 2020, we have approximately $42.7 million PPP loans approved by the SBA and funded. Deposits grew by $8.0 million during the first three months of 2020. Since March 31, 2020, we have received approximately $30.2 million in direct deposits as customers received their stimulus payments. With the unease caused by the pandemic, we are more closely monitoring our liquidity and our customer activity related to large cash withdrawals and draws against lines of credit. We believe our available liquidity levels to be adequate for the foreseeable future.

For customers experiencing financial challenges related to the pandemic, we have provided forbearance on approximately $98.6 million of loans, either through short-term payment deferrals or through conversion of loans to interest-only for a period of time.

Over the past few years, we added several commercial lenders, mostly focused in the Tri-Cities market of Bristol, VA and TN, Kingsport, TN, and Johnson City, TN; and Princeton, WV. We continue to solicit loans through our branch network and via our loan production office in Kingsport, TN. Prior to the recent economic events related to the COVID-19 pandemic, we expected the trend in total loan growth we experienced in 2019 and 2018 to continue at least in the near term. However, loan growth in general is subject to economic conditions, customer demand, and competition in our markets.

In February 2020, we purchased an office building in Kingsport, TN that had been recently vacated by another financial institution. Regulatory approval to operate this branch was received in April. Once this office is operational, we intend to relocate our loan production office to this location prior to the end of the current lease. The impact of COVID-19 has caused us to delay renovations to the building in Bristol, VA purchased in 2019, for which we received regulatory approval to operate as a full service branch in October 2019. Although we are delaying the opening of this site, we believe this expansion, along with the Kingsport, TN addition, fits in with our stated objective of expanding our presence in the Tri-Cities market area.  The Bristol location is within the business district and will allow us to provide retail consumer, commercial banking and financial services within Bristol and the surrounding area.

Highlights as of and for the three-month periods ended March 31, 2020 include:

·	Deposit balances increased $8.0 million.
·	Loan balances decreased $2.1 million.
·	Nonaccruing loans increased $1.7 million during the first quarter to $6.9 million.
·	Other Real Estate Owned (OREO) balances decreased $323 thousand during the first quarter to $3.1 million.
·	Loan loss provision expense was $1 million based on the perceived increased risk resulting from the economic downturn associated with the COVID-19 pandemic.
·	Net income for the first quarter of 2020 was $46 thousand, compared to $406 thousand for the first quarter of 2019, a result of the elevated provision expense.

Comparison of the Three Months ended March 31, 2020 to March 31, 2019

The Company’s primary source of income is net interest income, which remained essentially unchanged at $6.1 million during the first quarter of 2020 compared to the first quarter of 2019. While we had increases in average loan balances, those were impacted by the effect of decreases in interest rates, plus the reduction in investment security balances. Total interest expense decreased $43 thousand due primarily to the year-over-year decrease in the rates paid on trust preferred securities. Overall, the net interest margin decreased 3 basis points (bps) to 3.75%. This reduction in interest rates was a direct result of actions taken by the Federal Reserve’s Federal Open Market Committee, in response to the economic impact of the spread of the pandemic, which reduced the target federal funds rate twice in March 2020, by a total of 150 bps. As a result of these actions the target federal funds rate now stands at 0.00% - 0.25% and the prime interest rate stands at 3.25%. It is expected that the lower interest rate environment will continue to put a drag on net interest income for the foreseeable future. We have taken measures to decrease our cost of funds for all deposit types, as we attempt to stabilize and improve the net interest margin.

As we prepare for potential asset quality challenges, the provision for loan losses increased $865 thousand, to $1.0 million for the first quarter of 2020 compared to $135 thousand for the first quarter of 2019. The economic impact of COVID-19 caused us to reassess the internal and external qualitative factors used in our loan loss model, resulting in the increased provision to the allowance for loan losses. Specifically, we adjusted internal factors to recognize risk associated with providing forbearance to existing borrowers. External factors were adjusted to reflect the economic impact on domestic production and increased unemployment. Depending on the length of the economic downturn and the nature and speed of any future recovery, it is possible that additional provisions may be needed beyond those necessary to support organic growth of the loan portfolio.

Noninterest income for the first quarter of 2020 was $2.2 million, an increase of $388 thousand, or 21.8%, when compared to the same period in 2019. This increase was driven primarily by a $220 thousand bonus received from our branded card provider for renewing and extending our agreement, and is recognized in other noninterest income. Service charges increased $10 thousand, while card processing and interchange fees increased $74 thousand, for the comparative quarters-ended, as customer card usage continues to increase. Revenue from insurance and investments fees decreased $29 thousand, or 18.0%.

Noninterest expense remained essentially unchanged at $7.2 million during the first quarter of both 2020 and 2019. Salaries and benefits expenses decreased $146 thousand to $3.5 million due to reduced staff, a result of the restructure of the loan operations function and other administrative positions during the third quarter of 2019. However, nonrecurring costs of $389 thousand overshadowed expense improvements made thus far to improve efficiencies and reduce costs. These nonrecurring costs include fees of $243 thousand, plus related out-of-pocket costs of $48 thousand, paid to the consulting firm we retained to further review our processes and procedures. Once completed and implemented, it is estimated that the pre-tax annual benefits will exceed $3.0 million.

We expect further improvements in operating expenses as we continue to assess staffing, service providers and existing and renewing contractual relationships. We have already begun to see benefits from renegotiating data circuit and telecom contracts, which should provide annualized savings of approximately $198 thousand over the next five years. For the first quarter of 2020, data circuit and telecom cost savings totaled $56 thousand as compared to 2019. The new agreement with our card services provider is anticipated to provide a combination of annualized revenue and savings of approximately $400 thousand over a five year period. For the first quarter of 2020, card services costs decreased $52 thousand as compared to the same period in 2019. As noted in the discussion of noninterest income, above, card processing and interchange fees increased $74 thousand for the comparative periods.

The efficiency ratio, a non-GAAP measure, improved to 87.3% for the first quarter of 2020 from 91.8% for the first quarter of 2019, due to improvements made thus far as discussed above.

Balance Sheet

Total assets increased $8.8 million, or 1.2%, to $715.1 million at March 31, 2020 from $706.4 million at December 31, 2019. This growth was primarily driven by increased interest-bearing deposits in other banks, a result of cash from growth in deposits of $8.0 million, plus sales and paydowns of investment securities of approximately $3.5 million. Loan balances decreased by $2.1 million to $560.5 million at March 31, 2020 compared to December 31, 2019. We held the added funds in liquid assets in anticipation of a withdrawal of up to $30 million in funds by a related party. Approximately $15 million was withdrawn during the first quarter and an additional $12 million reduction occurred in April. These funds had been deposited during the first quarter of 2019 and the depositor had advised that the funds on hand would be temporary.

Total investments decreased $2.9 million, or 5.7%, to $47.7 million at March 31, 2020 from $50.6 million at December 31, 2019, as discussed above, but mitigated by unrealized gains of $763 thousand. During the three months ended March 31, 2020, sales of investments totaled $1.0 million, resulting in net realized gains of $4 thousand, and principal paydowns totaled $2.5 million.

Loans held for sale totaled $489 thousand at March 31, 2020. These loans are originated for sale into the secondary market on a best efforts basis.

Loans receivable decreased $2.1 million, or 0.4%, to $560.5 million at March 31, 2020 as compared to $562.5 million at December 31, 2019. While loan demand has declined from that experienced in the past two years, we will continue to seek opportunities to provide credit at reasonable terms. At March 31, 2020, approximately $18.5 million in new loans were in the pipeline. Through May 11, 2020, approximately $6.6 million of these loans have closed. Since March 31, 2020, we have approximately $42.7 million PPP loans approved by the SBA, all of which have been funded. It is anticipated that loan demand for commercial real estate, capital assets and purchase money mortgage loans will diminish until borrowers can assess the impact of the economic downturn resulting from the pandemic.

Total deposits increased $8.0 million, or 1.3%, to $629.5 million at March 31, 2020 from $621.5 million at December 31, 2019. During those three months, noninterest-bearing demand deposits increased $6.6 million, or 3.9%. Also during those three months, interest-bearing deposits increased $1.4 million, or 0.3%, driven by an increase in interest-bearing demand deposits of $8.5 million, an increase in savings accounts of $4.3 million and an increase in time deposits of $2.4 million, overshadowed by a decrease in money market accounts of $13.9 million, due to a large withdrawal by a customer discussed previously. Although we have lowered deposit rates, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. Since March 31, 2020, customers have received approximately $30.2 million in deposits through the economic stimulus payments provided through the CARES Act.

Trust preferred securities of $16.5 million at March 31, 2020 were unchanged compared to December 31, 2019.

Borrowed funds from the FHLB were $5.0 million at both March 31, 2020 and December 31, 2019. The following table presents the FHLB advances:

(Dollars in thousands)	Maturity Date	Rate	March 31, 2020	December 31, 2019

Fixed Rate Hybrid	6/30/2021	1.34%	5,000	5,000

Total equity at March 31, 2020 was $55.3 million, an increase of $649 thousand, or 1.2%, compared to $54.6 million at December 31, 2019. Net income of $46 thousand and comprehensive income of $603 thousand drove this increase.

Asset Quality

Non-performing assets increased $1.4 million, or 16.3%, during the first three months of 2020, driven by an increase in nonaccruing loan balances of $1.7 million that was partially offset by a decrease in OREO of $323 thousand. As a result, the ratio of nonperforming assets to total assets increased to 1.39% at March 31, 2020 compared to 1.21% at December 31, 2019.

Nonperforming assets include nonaccrual loans, OREO and loans past due more than 90 days which are still accruing interest. Our policy is to place loans on nonaccruing status once they reach 90 days past due. The makeup of the nonaccruing loans is primarily those secured by residential mortgages, and commercial real estate. Other real estate owned is primarily made up of commercial and single-family residential properties. We continue extensive and aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to reduce nonperforming assets. We are mindful of the impact on earnings and capital as we work to achieve our goal to reduce nonperforming assets. However, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Nonperforming assets consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Nonaccrual loans	$6,874	$5,156
Loans past due more than 90 days, still accruing	—	—
Nonperforming loans	6,874	5,156
Other real estate owned	3,070	3,393
Nonperforming assets	$9,944	$8,549

Nonperforming loans/Total loans at period end	1.77%	1.52%
Nonperforming assets/Total assets at period end	1.39%	1.21%

All OREO properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first three months of 2020, $252 thousand of OREO was acquired as a result of settlement of foreclosed loans. Foreclosed real estate sales for the first three months of 2020 totaled $546 thousand, resulting in a net gain of $58 thousand. In an effort to reduce our level of foreclosed properties, we maintain the aggressive approach toward liquidating properties, exhibited over the past, by making pricing adjustments to expedite sales. This includes valuation adjustments of $87 thousand recorded thus far in 2020. As we continue these efforts, additional losses could occur, while reducing future carrying costs. We do have lease agreements on certain OREO properties which are generating rental income at market rates. Rental income on OREO properties was $19 thousand for the first three months of 2020 compared to $16 thousand for the first three months of 2019.

Loans rated substandard or below totaled $6.9 million at March 31, 2020, an increase of $1.7 million from $5.1 million at December 31, 2019. Total past due loans increased to $10.0 million at March 31, 2020 from $8.2 million at December 31, 2019.

Our allowance for loan losses at March 31, 2020 was $6.3 million or 1.13% of total loans as compared to $5.4 million, or 0.95% of total loans at December 31, 2019. Impaired loans totaled $5.6 million with an estimated related specific allowance of $457 thousand for potential losses at March 31, 2020 as compared to $5.6 million of impaired loans with an estimated related allowance of $323 thousand at the end of 2019. A provision of $1.0 million was recognized for the first three months of 2020. In the first three months of 2020, net charge-offs were $31 thousand, or 0.07% of average loans, annualized, as compared to $4.0 thousand, or 0.00%, of average loans for the same period of 2019. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary. During the first quarter of 2020, we adjusted our internal and external qualitative factors to reflect known and anticipated changes to the overall risk to the loan portfolio resulting from the COVID-19 pandemic. Those changes along with the assessment of the inherent and specific risks associated with the loan portfolio resulted in a provision to the allowance of $1 million for the quarter. The following table summarizes components of the allowance for loan losses and the related loans as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Specific allowance	$457	$323
General allowance	5,880	5,045
Total allowance	$6,337	$5,368

Impaired loans	$5,563	$5,575
Other loans	554,905	556,969
Total loans	$560,468	$562,544

Total allowance/Total loans	1.13%	0.95%
General allowance/Other loans	1.06%	0.91%

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $4.4 million and $4.6 million existed at March 31, 2020 and December 31, 2019, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses.

Capital Resources

Total stockholders’ equity at March 31, 2020 was $55.3 million compared to $54.6 million at December 31, 2019, an increase of $649 thousand. The increase includes net unrealized gains of $603 thousand related to the available-for-sale investment portfolio, net of tax, plus net income of $46 thousand for the three-month period.

The Company meets the eligibility criteria to be classified as a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and is therefore not obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios along with the minimum regulatory thresholds to be considered well-capitalized are presented in the following table:

	Well-Capitalized Regulatory Threshold	March 31, 2020	December 31, 2019
Tier 1 leverage	5.00%	9.43%	9.43%
Common equity Tier 1	6.50%	13.81%	13.72%
Tier 1 risk-based capital	8.00%	13.81%	13.72%
Total risk-based capital	10.00%	15.06%	14.83%

At March 31, 2020, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Tangible book value, which is total stockholders’ equity net of accumulated other comprehensive income, was $2.28 per common share at both March 31, 2020 and December 31, 2019. Other key performance indicators are as follows:

	Three months ended March 31,
	2020	2019
Return on average assets[1]	0.03%	0.23%
Return on average equity[1]	0.34%	3.20%
Average equity to average assets	7.70%	7.24%

1 - Annualized

Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates, and based upon projections, we believe our current capital levels will be sufficient.

No cash dividends have been paid historically and we do not anticipate paying a cash dividend in the foreseeable future as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $103.8 million at March 31, 2020, an increase from $93.9 million at December 31, 2019. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs during 2020.

At March 31, 2020, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $40.1 million, which is net of the $7.6 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank.

Our loan to deposit ratio was 89.0% at March 31, 2020 and 90.5% at December 31, 2019. We anticipate this ratio to remain at or below 90% for the foreseeable future, excluding the impact of PPP loan originations.

Available third-party sources of liquidity at March 31, 2020 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank. We also have the ability to borrow $20.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

The Bank’s total line of credit with the FHLB is $176.3 million, with unused availability at March 31, 2020 of $154.3 million. One advance was outstanding at March 31, 2020 for $5.0 million and the line also secures letters of credit totaling $17.0 million. The advance and letters of credit are secured by a blanket lien on our residential real estate loans which amounted to $143.0 million at March 31, 2020.

The Bank also has access to the brokered deposits market and the Certificate of Deposit Registry Service (“CDARS”). At March 31, 2020, we held no brokered deposits and $11.2 million in CDARS reciprocal time deposits.

The Bank is also a member of an internet certificate of deposit network whereby we may purchase funds from other financial institutions at auction. We may invest funds through this network as well. Currently, we only intend to use this source of liquidity in a liquidity crisis event.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, we do not anticipate using this funding source except as a last resort. Aside from the conventional discount window facility, the Federal Reserve Bank is also offering funding for specifically for financial institutions providing PPP loans. As we continue to assess our overall liquidity, we may consider taking advantage of this program or some similar credit facilities being offered by other correspondent banks related to matching PPP loans.

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

The bank holding company has approximately $2 thousand in cash on deposit at the Bank at March 31, 2020. Additionally, a $245 thousand dividend payment from the Bank was received in April. These funds will be used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed. The Company is making quarterly interest payments on the trust preferred securities.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended March 31, 2020 to the off-balance sheet items and the contractual obligations disclosed in our 2019 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 15, 2004).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended March 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	May 15, 2020

By:	/s/ JOHN J. BOCZAR
John J. Boczar.
Executive Vice President and Chief Financial officer

Date:	May 15, 2020