Form 10-Q
period 2020-06-30
NEW PEOPLES BANKSHARES INC
filed 2020-08-20
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

The number of shares outstanding of the registrant’s common stock was 23,922,086 as of August 11, 2020.

NEW PEOPLES BANKSHARES, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
Consolidated Statements of Income – Three months
ended June 30, 2020 and 2019 (Unaudited)		3

	Consolidated Statements of Income – Six months	4
	ended June 30, 2020 and 2019 (Unaudited)

Consolidated Statements of Comprehensive Income – Three and six months
ended June 30, 2020 and 2019 (Unaudited)		5

Consolidated Balance Sheets – June 30, 2020 (Unaudited) and December 31, 2019		6

Consolidated Statements of Changes in Stockholders’ Equity –
Three and six months ended June 30, 2020 and 2019 (Unaudited)		7

Consolidated Statements of Cash Flows – Six months
ended June 30, 2020 and 2019 (Unaudited)		8

Notes to Consolidated Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

PART II OTHER INFORMATION		34

Item 1.	Legal Proceedings	38

Item 1A. Risk Factors		38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		39

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2020	2019
Loans including fees	$7,114	$7,130
Federal funds sold	—	2
Interest-earning deposits with banks	13	231
Investments	272	365
Dividends on equity securities (restricted)	37	42
Total Interest and Dividend Income	7,436	7,770

INTEREST EXPENSE
Deposits	1,131	1,260
Borrowed funds	165	228
Total Interest Expense	1,296	1,488

NET INTEREST INCOME	6,140	6,282

PROVISION FOR LOAN LOSSES	550	135

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,590	6,147

NONINTEREST INCOME
Service charges and fees	528	872
Card processing and interchange	835	797
Insurance and investment fees	109	161
Net gain on sales of available-for-sale securities	—	—
Other noninterest income	156	139
Total Noninterest Income	1,628	1,969

NONINTEREST EXPENSES
Salaries and employee benefits	3,818	3,830
Occupancy and equipment expense	1,150	1,130
Data processing and telecommunications	657	643
Other operating expenses	1,567	2,081
Total Noninterest Expenses	7,192	7,684

INCOME BEFORE INCOME TAXES	30	432

INCOME TAX EXPENSE	1	87

NET INCOME	$29	$345

Income Per Share
Basic and diluted	$0.00	$0.01

Average Weighted Shares of Common Stock
Basic and diluted	23,922,086	23,922,086

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2020	2019
Loans including fees	$14,212	$14,072
Federal funds sold	1	3
Interest-earning deposits with banks	175	474
Investments	569	733
Dividends on equity securities (restricted)	74	80
Total Interest and Dividend Income	15,031	15,362

INTEREST EXPENSE
Deposits	2,393	2,520
Borrowed funds	356	464
Total Interest Expense	2,749	2,984

NET INTEREST INCOME	12,282	12,378

PROVISION FOR LOAN LOSSES	1,550	270

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,732	12,108

NONINTEREST INCOME
Service charges and fees	1,379	1,713
Card processing and interchange	1,588	1,476
Insurance and investment fees	241	323
Net gain on sales of available-for-sale securities	4	—
Other noninterest income	585	233
Total Noninterest Income	3,797	3,745

NONINTEREST EXPENSES
Salaries and employee benefits	7,319	7,476
Occupancy and equipment expense	2,263	2,279
Data processing and telecommunications	1,277	1,298
Other operating expenses	3,584	3,859
Total Noninterest Expenses	14,443	14,912

INCOME BEFORE INCOME TAXES	86	941

INCOME TAX EXPENSE	11	190

NET INCOME	$75	$751

Income Per Share
Basic and diluted	$0.00	$0.03

Average Weighted Shares of Common Stock
Basic and diluted	23,922,086	23,922,086

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

NET INCOME	$29	$345	$75	$751

Other comprehensive income:
Investment securities activity
Unrealized gains arising during the period	244	1,023	1,011	1,490
Reclassification adjustment for net gains included
in net income	—	—	(4)	—
Other comprehensive gain on investment securities	244	1,023	1,007	1,490
Related tax expense	(51)	(215)	(211)	(312)
TOTAL OTHER COMPREHENSIVE INCOME	193	808	796	1,178
TOTAL COMPREHENSIVE INCOME	$222	$1,153	$871	$1,929

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

ASSETS	June 30,	December 31,
	2020	2019

Cash and due from banks	16,823	$13,998
Interest-bearing deposits with banks	61,804	35,897
Federal funds sold	264	252
Total Cash and Cash Equivalents	78,891	50,147

Investment securities available-for-sale	45,526	50,649
Loans held for sale	—	2

Loans receivable	587,566	562,544
Allowance for loan losses	(6,575)	(5,368)
Net loans	580,991	557,176

Bank premises and equipment, net	22,522	22,242
Other real estate owned	3,005	3,393
Accrued interest receivable	2,997	2,115
Deferred taxes, net	4,354	4,576
Right-of-use assets – operating leases	5,637	5,835
Other assets	10,728	10,238

Total Assets	754,651	$706,373

LIABILITIES

Deposits:
Noninterest bearing	223,593	$170,782
Interest-bearing	444,811	450,695
Total Deposits	668,404	621,477

Borrowed funds	21,496	21,496
Lease liabilities – operating leases	5,637	5,835
Accrued interest payable	604	694
Accrued expenses and other liabilities	3,037	2,269

Total Liabilities	699,178	651,771

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,922,086 shares issued and outstanding at June 30, 2020 and December 31, 2019	47,844	47,844
Additional paid-in-capital	14,570	14,570
Retained deficit	(7,794)	(7,869)
Accumulated other comprehensive income	853	57

Total Stockholders’ Equity	55,473	54,602

Total Liabilities and Stockholders’ Equity	754,651	$706,373

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2018	23,922	$47,844	$14,570	$(9,928)	$(1,236)	$51,250

Net income	—	—	—	406	—	406
Other comprehensive income, net of tax	—	—	—	—	370	370
Balance, March 31, 2019	23,922	$47,844	$14,570	$(9,522)	$(866)	$52,026

Net income	—	—	—	345	—	345
Other comprehensive income, net of tax	—	—	—	—	808	808
Balance, June 30, 2019	23,922	$47,844	$14,570	$(9,177)	$(58)	$53,179

Balance, December 31, 2019	23,922	$47,844	$14,570	$(7,869)	$57	$54,602

Net income	—	—	—	46	—	46
Other comprehensive income, net of tax	—	—	—	—	603	603
Balance, March 31, 2020	23,922	$47,844	$14,570	$(7,823)	$660	$55,251

Net income	—	—	—	29	—	29
Other comprehensive income, net of tax	—	—	—	—	193	193
Balance, June 30, 2020	23,922	$47,844	$14,570	$(7,794)	$853	$55,473

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(IN THOUSANDS)

(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75	$751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,093	1,189
Provision for loan losses	1,550	270
Income on bank owned life insurance	(38)	(29)
Net gain on sale of securities available-for-sale	(4)	—
Gain on sale of mortgage loans	(103)	(26)
Loss on sale or disposal of premises and equipment	19	4
(Gain) loss on sale of other real estate owned	(58)	39
Loans originated for sale	(6,654)	(1,387)
Proceeds from sales of loans originated for sale	6,759	1,285
Adjustment of carrying value of other real estate owned	132	214
Adjustment of carrying value of repossessed assets	33	—
Amortization/accretion of bond premiums/discounts	213	273
Deferred tax expense (benefit)	11	191
Net change in:
Accrued interest receivable	(882)	(208)
Other assets	(463)	235
Accrued interest payable	(90)	88
Accrued expenses and other liabilities	768	261
Net Cash Provided by Operating Activities	2,361	3,150

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(25,189)	(8,210)
Purchase of securities available-for-sale	—	(790)
Proceeds from sale of investment securities available-for-sale	1,025	—
Proceeds from repayments and maturities of securities available-for-sale	4,896	5,016
Net purchase of equity securities (restricted)	(22)	(14)
Payments for the purchase of premises and equipment	(1,393)	(495)
Proceeds from sale of premises and equipment	1	1
Proceeds from insurance claims on other real estate owned	—	19
Proceeds from sales of other real estate owned	138	1,039
Net Cash Provided (Used) in Investing Activities	(20,544)	(3,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short term borrowings	—	(5,630)
Net change in noninterest bearing deposits	52,811	9,417
Net change in interest bearing deposits	(5,884)	13,904
Net Cash Provided by Financing Activities	46,927	17,691

Net increase in cash and cash equivalents	28,744	17,407
Cash and Cash Equivalents, Beginning of the Period	50,147	28,173
Cash and Cash Equivalents, End of the Period	$78,891	$45,580

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$2,839	$2,896
Taxes	$—	$—
Supplemental Disclosure of Non-cash Transactions:
Transfer of loans to Loans Held for Sale	$—	4,359
Other real estate acquired in settlement of foreclosed loans	$252	$45
Loans made to finance sale of other real estate owned	$428	$647
Change in unrealized gains on securities available for sale	$1,007	$1,490

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2020 and December 31, 2019, and the results of operations for the three month and six month periods ended June 30, 2020 and 2019. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

NOTE 3 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding common stock warrants and are determined by the Treasury Method. For the three-month and six-month periods ended June 30, 2020 and 2019, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars in Thousands, Except Share and Per Share Data)	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income	$29	$345	$75	$751
Weighted average shares outstanding	23,922,086	23,922,086	23,922,086	23,922,086
Weighted average dilutive shares outstanding	23,922,086	23,922,086	23,922,086	23,922,086

Basic and diluted income per share	$0.00	$0.01	$0.00	$0.03

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of June 30, 2020, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2020 and December 31, 2019, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020:
Total Capital to Risk Weighted Assets	72,783	15.44%	$37,700	8.0%	$47,125	10.0%
Tier 1 Capital to Risk Weighted Assets	66,884	14.19%	28,275	6.0%	37,700	8.0%
Tier 1 Capital to Average Assets	66,884	8.93%	29,952	4.0%	37,440	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	66,884	14.91%	21,206	4.5%	30,631	6.5%

December 31, 2019:
Total Capital to Risk Weighted Assets	72,109	14.83%	$38,910	8.0%	$48,637	10.0%
Tier 1 Capital to Risk Weighted Assets	66,741	13.72%	29,182	6.0%	38,910	8.0%
Tier 1 Capital to Average Assets	66,741	9.43%	28,313	4.0%	35,391	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	66,741	13.72%	21,887	4.5%	31,614	6.5%

Accordingly, as of June 30, 2020 and December 31, 2019, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. All ratios shown in the table above exceed the minimum requirements. The Bank’s capital conservation buffer as of June 30, 2020 was 7.44%.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (AFS) securities as of June 30, 2020 and December 31, 2019 is as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
June 30, 2020
U.S. Government Agencies	$14,161	$304	$(73)	$14,392
Taxable municipals	4,369	174	—	4,543
Corporate bonds	5,400	211	(29)	5,582
Mortgage backed securities	20,517	504	(12)	21,009
Total Securities AFS	$44,447	$1,193	$(114)	$45,526
December 31, 2019
U.S. Government Agencies	$15,703	$57	$(127)	$15,633
Taxable municipals	4,389	54	(1)	4,442
Corporate bonds	5,408	115	—	5,523
Mortgage backed securities	25,077	111	(137)	25,051
Total Securities AFS	$50,577	$337	$(265)	$50,649

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
U.S. Government Agencies	$447	$(1)	$4,373	$(72)	$4,820	$(73)
Taxable municipals	—	—	—	—	—	—
Corporate bonds	1,222	(29)	—	—	1,222	(29)
Mortgage backed securities	715	(5)	1,044	(7)	1,759	(12)
Total Securities AFS	$2,384	$(35)	$5,417	$(79)	$7,081	$(114)
December 31, 2019
U.S. Government Agencies	$6,788	$(46)	$4,516	$(81)	$11,304	$(127)
Taxable municipals	1,049	(1)	—	—	1,049	(1)
Mortgage backed securities	1,586	(4)	12,002	(133)	13,588	(137)
Total Securities AFS	$9,423	$(51)	$16,518	$(214)	$25,941	$(265)

At June 30, 2020, there were 35 securities in a loss position, of which 27 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $7.5 million and $6.9 million at June 30, 2020 and December 31, 2019, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

The following table summarizes sales of AFS debt securities for the six months-ended June 30,

(Dollars are in thousands)	2020	2019
Proceeds	$1,025	$—
Gains	7	—
Losses	(3)	—
Tax benefit	(1)	—

The amortized cost and fair value of investment securities at June 30, 2020, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$251	$253	2.85%
Due after one year through five years	4,418	4,558	2.55%
Due after five years through ten years	11,701	11,981	3.29%
Due after ten years	28,077	28,734	2.07%
Total	$44,447	$45,526	2.45%

The Bank, as a member of the Federal Reserve Bank of Richmond (the Reserve Bank) and the Federal Home Loan Bank (the FHLB) of Atlanta, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.58 million and $2.56 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 6 LOANS

There were no loans held for sale at June 30, 2020 and $2 thousand at December 31, 2019, which represents mortgage loans originated for sale. These originations and sales are executed on a best efforts basis.

Loans receivable outstanding as of June 30, 2020 and December 31, 2019 are summarized as follows:

(Dollars are in thousands)	June 30, 2020	December 31, 2019
Real estate secured:
Commercial	$170,034	$170,436
Construction and land development	24,622	31,130
Residential 1-4 family	235,320	242,922
Multifamily	15,030	13,638
Farmland	20,115	20,790
Total real estate loans	465,121	478,916
Commercial	94,667	53,994
Agriculture	4,844	4,797
Consumer installment loans	21,429	23,127
All other loans	1,505	1,710
Total loans	$587,566	$562,544

Included in commercial loans are loans extended under the Paycheck Protection Program totaling $42,863 and $ -, at June 30, 2020 and December 31, 2019, respectively

Loans receivable on nonaccrual status as of June 30, 2020 and December 31, 209 are summarized as follows:

(Dollars are in thousands)	June 30, 2020	December 31, 2019
Real estate secured:
Commercial	$3,300	$1,601
Construction and land development	67	45
Residential 1-4 family	3,272	2,544
Farmland	403	531
Total real estate loans	7,042	4,721
Commercial	111	390
Consumer installment loans and other loans	30	45
Total loans receivable on nonaccrual status	$7,183	$5,156

Total interest income not recognized on nonaccrual loans for the six months ended June 30, 2020 and June 30, 2019 was $287 thousand and $379 thousand, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of June 30, 2020 and December 31, 2019:

As of June 30, 2020 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,362	$2,490	$—
Construction and land development	109	385	—
Residential 1-4 family	2,414	2,589	—
Multifamily	—	—	—
Farmland	429	599	—
Commercial	66	68	—
Agriculture	—	—	—
Consumer installment loans	7	7	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	500	527	295
Construction and land development	—	—	—
Residential 1-4 family	78	89	39
Multifamily	—	—	—
Farmland	212	224	6
Commercial	34	42	8
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$6,211	$7,020	$348

As of December 31, 2019 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,416	$2,478	$—
Construction and land development	70	346	—
Residential 1-4 family	1,263	1,460	—
Multifamily	—	—	—
Farmland	778	970	—
Commercial	128	178	—
Agriculture	—	1	—
Consumer installment loans	—	—	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	363	379	70
Construction and land development	—	—	—
Residential 1-4 family	55	60	44
Multifamily	—	—	—
Farmland	216	228	9
Commercial	286	886	200
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$5,575	$6,986	$323

The following table presents information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Six Months Ended
	June 30, 2020		June 30, 2019
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate secured:
Commercial	$2,344	$1	$1,833	$42
Construction and land development	81	9	102	—
Residential 1-4 family	1,674	31	2,316	39
Multifamily	—	—	49	1
Farmland	650	10	1,394	13
Commercial	98	1	891	11
Agriculture	—	—	—	—
Consumer installment loans	2	—	2	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	455	—	539	1
Construction and land development	—	—	—	—
Residential 1-4 family	62	—	466	10
Multifamily	—	—	—	—
Farmland	214	4	297	6
Commercial	202	1	596	5
Agriculture	—	—	—	—
Consumer installment loans	—	—	4	—
All other loans	—	—	—	—
Total	$5,782	$57	$8,489	$128

	Three Months Ended
	June 30, 2020		June 30, 2019
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate secured:
Commercial	$2,308	$—	$1,806	$20
Construction and land development	86	5	96	—
Residential 1-4 family	1,880	18	2,034	—
Multifamily	—	—	36	—
Farmland	587	—	1,245	6
Commercial	84	—	1,336	—
Agriculture	—	—	—	—
Consumer installment loans	4	—	3	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	502	—	591	1
Construction and land development	—	—	—	—
Residential 1-4 family	66	—	484	10
Multifamily	—	—	—	—
Farmland	214	2	273	6
Commercial	160	1	840	5
Agriculture	—	—	—	—
Consumer installment loans	—	—	3	—
All other loans	—	—	—	—
Total	$5,891	$26	$8,747	$48

An age analysis of past due loans receivable as of June 30, 2020 and December 31, 2019 is below. At June 30, 2020 and December 31, 2019, no loans over 90 days past due were accruing.

As of June 30, 2020 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	1,027	—	919	1,946	168,088	$170,034
Construction and land development	—	—	—	—	24,622	24,622
Residential 1-4 family	2,168	143	860	3,171	232,149	235,320
Multifamily	—	—	—	—	15,030	15,030
Farmland	170	—	103	273	19,842	20,115
Total real estate loans	3,365	143	1,882	5,390	459,731	465,121
Commercial	130	11	35	176	94,491	94,667
Agriculture	8	14	—	22	4,822	4,844
Consumer installment loans	67	14	—	81	21,348	21,429
All other loans	—	—	—	—	1,505	1,505
Total loans	3,570	182	1,917	5,669	581,897	$587,566

As of December 31, 2019 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$502	$125	$262	$889	$169,547	$170,436
Construction and land development	50	18	18	86	31,044	31,130
Residential 1-4 family	3,700	1,096	710	5,506	237,416	242,922
Multifamily	262	—	—	262	13,376	13,638
Farmland	111	47	152	310	20,480	20,790
Total real estate loans	4,625	1,286	1,142	7,053	471,863	478,916
Commercial	406	—	323	729	53,265	53,994
Agriculture	244	—	21	265	4,532	4,797
Consumer installment Loans	98	24	23	145	22,982	23,127
All other loans	—	—	—	—	1,710	1,710
Total loans	$5,373	$1,310	$1,509	$8,192	$554,352	$562,544

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

Based on the most recent analysis performed, the risk categories of loans receivable as of June 30, 2020 and December 31, 2019 was as follows:

As of June 30, 2020 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$163,058	$3,676	$3,300	$—	$170,034
Construction and land development	24,232	323	67	—	24,622
Residential 1-4 family	230,387	1,683	3,250	—	235,320
Multifamily	14,791	239	—	—	15,030
Farmland	18,665	1,047	403	—	20,115
Total real estate loans	451,133	6,968	7,020	—	465,121
Commercial	92,000	2,556	111	—	94,677
Agriculture	4,830	—	14	—	4,844
Consumer installment loans	21,391	22	16	—	21,429
All other loans	1,505	—	—	—	1,505
Total	$570,859	$9,546	$7,161	$—	$587,566

As of December 31, 2019 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$165,570	$3,265	$1,601	$—	$170,436
Construction and land development	30,747	360	23	—	31,130
Residential 1-4 family	239,210	1,207	2,505	—	242,922
Multifamily	13,638	—	—	—	13,638
Farmland	18,779	1,480	531	—	20,790
Total real estate loans	467,944	6,312	4,660	—	478,916
Commercial	51,086	2,504	118	286	53,994
Agriculture	4,753	4	40	—	4,797
Consumer installment loans	23,087	12	28	—	23,127
All other loans	1,710	—	—	—	1,710
Total	$548,580	$8,832	$4,846	$286	$562,544

Included in Commercial loans under the “Pass” classification are loans extended under the Paycheck Protection Program totaling $42,862 and $ -, at June 30, 2020 and December 31, 2019, respectively.

NOTE 7 ALLOWANCE FOR LOAN LOSSES

In determining the amount of our allowance for loan losses, we evaluate the risk characteristics and credit quality of our loan portfolio, and assess current economic conditions, diversification of the portfolio, collateral adequacy, past loss experience and the level of nonperforming loans. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision.

As a result of the COVID-19 pandemic, and $113.3 million of loan forbearance provided to borrowers during the first six months of 2020, factors have been incorporated into the allowance determination to consider the effects of credit deterioration due to the economic impact resulting from the pandemic.

The following table presents activity in the allowance for loan losses for the six- and three-month periods ending June 30, 2020 and 2019, respectively. Additionally, the allocation of the allowance by recorded portfolio segment and impairment method is presented as of June 30, 2020 and December 31, 2019, respectively.

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2020
Beginning balance	$1,248	$158	$1,736	$104	$109	$1,789	$27	$195	$2	$5,368
Charge-offs	(22)	-	-	-	(42)	(324)	(15)	(46)	-	(449)
Recoveries	2	-	17	-	33	31	1	22	-	106
Provision	826	11	286	41	21	321	36	10	(2)	1,550
Ending balance	$2,054	$169	$2,039	$145	$121	$1,817	$49	$181	$-	$6,575

Three months ended June 30, 2020
Beginning balance	$1,680	$214	$2,077	$132	$146	$1,856	$39	$193	$-	$6,337
Charge-offs	-	-	-	-	-	(311)	(15)	(13)	-	(339)
Recoveries	-	-	9	-	-	2	-	16	-	27
Provision	374	(45)	(47)	13	(25)	270	25	(15)	-	550
Ending balance	$2,054	$169	$2,039	$145	$121	$1,817	$49	$181	$-	$6,575

Allowance for loan losses at June 30, 2020
Individually evluated for impairment	$295	$-	$38	$-	$6	$9	$-	$-	$-	$348
Collectively evaluated for impairment	1,759	169	2,001	145	115	1,808	49	181	-	6,227
	$2,054	$169	$2,039	$145	$121	$1,817	$49	$181	$-	$6,575

Loans at June 30, 2020
Individually evluated for impairment	$2,862	$109	$2,492	$-	$641	$100	$-	$7	$-	$6,211
Collectively evaluated for impairment	167,172	24,513	232,828	15,030	19,474	94,567	4,844	22,927	-	581,355
	$170,034	$24,622	$235,320	$15,030	$20,115	$94,667	$4,844	$22,934	$-	$587,566

Allowance for loan losses at December 31, 2019
Individually evluated for impairment	$70	$-	$44	$-	$9	$200	$-	$-	$-	$323
Collectively evaluated for impairment	1,178	158	1,692	104	100	1,589	27	195	2	5,045
	$1,248	$158	$1,736	$104	$109	$1,789	$27	$195	$2	$5,368

Loans at December 31, 2019
Individually evluated for impairment	$2,779	$70	$1,318	$-	$994	$414	$-	$-	$-	$5,575
Collectively evaluated for impairment	167,657	31,060	241,604	13,638	19,796	53,580	4,797	24,837	-	556,969
	$170,436	$31,130	$242,922	$13,638	$20,790	$53,994	$4,797	$24,837	$-	$562,544

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2019
Beginning balance	$1,386	$202	$2,437	$89	$287	$448	$37	$175	$275	$5,336
Charge-offs	-	-	(129)	-	(33)	(537)	-	(43)	-	(742)
Recoveries	2	34	157	30	8	45	1	47	-	324
Provision	(163)	(90)	(498)	(32)	(144)	1,427	(3)	(17)	(210)	270
Ending balance	$1,225	$146	$1,967	$87	$118	$1,383	$35	$162	$65	$5,188

Three months ended June 30, 2019
Beginning balance	$1,364	$158	$2,291	$92	$277	$543	$37	$167	$538	$5,467
Charge-offs	-	-	(84)	-	(33)	(498)	-	(15)	-	(630)
Recoveries	2	34	127	30	3	1	-	19	-	216
Provision	(141)	(46)	(367)	(35)	(129)	1,337	(2)	(9)	(473)	135
Ending balance	$1,225	$146	$1,967	$87	$118	$1,383	$35	$162	$65	$5,188

During the second quarter of 2019, $4.4 million of non-performing or under-performing real estate loans were sold resulting in $57 thousand of charge-offs and $113 thousand of recoveries. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS

There were $5.2 million in loans that were classified as troubled debt restructurings at June 30, 2020 and $4.3 million at December 31, 2019. All loans considered to be troubled debt restructurings are individually evaluated for impairment as part of the allowance for loan losses calculation.

The following table presents information related to loans modified as troubled debt restructurings during the six and three months ended June 30, 2020 and 2019.

	For the six months ended June 30, 2020			For the six months ended June 30, 2019
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	3	$190	$190	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	26	1,204	1,204	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	1	281	281
Total real estate loans	29	1,394	1,394	—	—	—
Commercial				—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	2	7	7	—	—	—
All other loans	—	—	—	—	—	—
Total	31	$1,401	$1,401	1	$281	$281

	For the three months ended June 30, 2020			For the three months ended June 30, 2019
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	3	$190	$190	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	26	1,204	1,204	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	1	281	281
Total real estate loans	29	1,394	1,394	—	—	—
Commercial				—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	2	7	7	—	—	—
All other loans	—	—	—	—	—	—
Total	31	$1,401	$1,401	1	$281	$281

During the three months ended June 30, 2020, the Company modified 31 loans for which the modification was considered to be a troubled debt restructuring. The payment terms of these loans were modified to defer payments for 90 days. No modified loans were considered to be troubled debt restructurings during the first three months of 2020.

During the three months ended June 30, 2019, the Company modified one loan for which the modification was considered to be a troubled debt restructuring. This loan is secured by farmland and the modification is related to a court-ordered payment plan. No modified loans were considered to be troubled debt restructurings during the first three months of 2019.

During the three months ended June 30, 2020, no loans previously modified as troubled debt restructurings defaulted. One loan previously modified as a troubled debt restructuring, with a balance of $663 thousand, defaulted during the first three months of 2020.

No loans modified as troubled debt restructurings defaulted during the three or six months ended June 30, 2019. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the six months ended June 30, 2020 and the year ended December 31, 2019:

(Dollars are in thousands)	June 30, 2020	December 31, 2019
Balance, beginning of period	$3,393	$5,937
Additions	252	811
Transfers from premises and equipment	—	683
Proceeds from sales	(138)	(1,322)
Proceeds from insurance claims	—	(19)
Loans made to finance sales	(428)	(2,360)
Adjustment of carrying value	(132)	(214)
Gains (losses) from sales	58	(123)
Balance, end of period	$3,005	$3,393

NOTE 10 FAIR VALUES

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

Assets and liabilities measured at fair value are as follows as of June 30, 2020 (for purpose of this table the impaired loans are shown net of the related allowance):

June 30, 2020 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$14,392	$—
Taxable municipals	—	4,543	—
Corporate bonds	—	5,582	—
Mortgage backed securities	—	21,009	—

(On a non-recurring basis) Other real estate owned	—	—	3,005
Impaired loans	—	—	5,863
Total	$—	$45,526	$8,868

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30,2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at June 30, 2020	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$5,863	$5,252	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$3,005	$3,393	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

June 30, 2020
Financial Instruments – Assets
Net Loans	$580,991	$581,258	$—	$576,459	$5,863

Financial Instruments – Liabilities
Time Deposits	256,658	259,706	—	259,706	—
FHLB Advances	5,000	4,964	—	4,964	—

December 31, 2019
Financial Instruments – Assets
Net Loans	$557,176	$550,495	$—	$545,243	$5,252

Financial Instruments – Liabilities
Time Deposits	257,406	259,325	—	259,325	—
FHLB Advances	5,000	5,054	—	5,054	—

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

In accordance with our adoption of Accounting Standards Update (ASU) 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2020 and December 31, 2019, represent an approximation of exit price; however, an actual exit price may differ.

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

As of June 30, 2020, the Bank leases five branch offices and a loan production office. The lease agreements have maturity dates ranging from November 2020 to September 2034. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms at June 30, 2020 was 12.37 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases at June 30, 2020 was 3.16%.

For the six months ended June 30, 2020 and 2019, operating lease expenses were $286 thousand and $240 thousand, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At June 30, 2020, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2020	$289
2021	511
2022	530
2023	544
2024	546
Thereafter	4,416
Total lease payments	6,836
Less imputed interest	1,199
Total	$5,637

NOTE 12 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within Non-interest income. The following table presents Non-interest income by revenue stream for the three and six months ended June 30, 2020 and 2019.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Service charges and fees	$528	$872	$1,379	$1,713
Card Processing and interchange income	835	797	1,588	1,476
Gain on sale of securities available-for-sale (1)	-	-	4	-
Insurance and investment fees	109	161	241	323
Other noninterest income	160	139	585	233
Total Noninterest Income	$1,632	$1,969	$3,797	$3,745

(1)	Not within the scope of ASU 2014-09

NOTE 13 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars are in thousands)	2020	2019	2020	2019

Advertising	$59	$86	$124	$152
ATM network expense	364	458	756	901
Legal and professional fees	256	237	490	483
Consulting fees	38	183	361	219
Loan related expenses	80	170	187	291
Printing and supplies	30	39	67	78
FDIC insurance premiums	101	106	194	213
Other real estate owned expenses, net	133	234	196	427
Other operating expenses	506	568	1,209	1,095
Total other operating expenses	$1,567	$2,081	$3,584	$3,859

NOTE 14 SUBSEQUENT EVENTS

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

NOTE 15 RECENT ACCOUNTING DEVELOPMENTS

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

In November, 2019, the FASB released ASU 2019-10, ‘Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),’ in which the FASB shared a new philosophy to extend and simplify how effective dates for certain major Updates would be staggered between larger public companies (bucket one) and all other entities (bucket two). A major Update would first be effective for bucket-one entities. For bucket-two entities, including the Company, it is anticipated that the FASB will consider requiring an effective date staggered at least two years after bucket one for major Updates. Generally, it is expected that early application would continue to be allowed for all entities. The Company is considered a bucket-two entity due to its eligibility to be a smaller reporting company, per the Securities and Exchange Commission (the SEC). This Update applies to ASU 2016-13, as discussed above, ASU 2017-12, which does not apply to the Company, and ASU 2016-02, which the Company has already early-adopted.

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

In January, 2020, the FASB released ASU 2020-01, ‘Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815),’ which clarify certain interactions between the guidance to account for certain equity securities under Topic 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The amendments in this Update are effective for the Company for fiscal years beginning after December 31, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In March, 2020, the FASB released ASU 2020-03, ‘Codification Improvements to Financial Instruments,’ as part of its ongoing project for improving the Codification or correcting its unintended application. This particular Update is being issued to increase stakeholder awareness of these amendments. These amendments affect Fair Value Option Disclosures, Applicability of Portfolio Exception in Topic 820 to Nonfinancial Items, Disclosures for Depository and Lending Institutions, Cross-Reference to Line-of-Credit or Revolving-Debt Arrangements Guidance in Subtopic 470-50, Cross-Reference to Net Asset Value Practical Expedient in Subtopic 820-10, Interaction of Topic 842 and Topic 326, and Interaction of Topic 326 and Subtopic 860-20. The amendments in this update are effective immediately. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August, 2020, the FASB released ASU 2020-06, ‘Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,’ which reduces the number of accounting models for convertible debt instruments and convertible preferred stock. The Board concluded that eliminating certain accounting models simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners, and improves the decision usefulness and relevance of the information provided to financial statement users. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, and allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from projections include:

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
  the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues (including the ongoing novel coronavirus (COVID-19) outbreak and the associated efforts to limit the spread of the disease), and other catastrophic events;
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

Recent Events

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, authorizing the U.S. Small Business Administration (the SBA) to guarantee loans, up to $349 billion, funded under the Paycheck Protection Program (the PPP) for small businesses who meet certain eligibility requirements. An additional $310 billion was authorized when the Paycheck Protection Program (the PPP) and Health Care Enhancement Act was signed into law on April 23, 2020. PPP loans are forgivable, in whole or in part, provided the proceeds are used for payroll and other permitted purposes in accordance with guidelines outlined in the PPP. These loans have a fixed interest rate of 1.00% for a term of two years, extendable to five years for loans made prior to June 5, 2020; and five years for loans made after that date, for any portion not forgiven. Payments are deferred for a minimum of the first six months. SBA provides a 100% guarantee and pays the originator a processing fee ranging from 1% to 5%, based on the loan amount. The SBA began accepting applications for the PPP on April 3, 2020. As of June 30, 2020, we have funded 628 loans totaling approximately $42.9 million and have received $1.6 million in net fees from the SBA, which will be recognized as deferred income. We believe that the majority of these loans will be forgiven under the provisions of the program. However, there can be risks and liability associated with participation in the PPP that cannot be immediately determined.

In response to the economic impact brought on by the COVID-19 pandemic, banking and financial regulators have offered guidance to financial institutions in responding to borrower requests for forbearance. In general, short-term deferrals or other minor modifications, extended to borrowers who were current in their loan obligations at December 31, 2019, will not be considered troubled debt restructurings (TDRs) or impairments. Through June 30, 2020, loans totaling approximately $113.3 million have received forbearance from the Bank, principally in the form of short-term extensions of 90 days, of which $2.4 million were existing or newly classified as TDRs. The majority of the loans obtaining forbearance are within our general market area, with $67.2 million, $17.2 million and $27.9 million in Virginia, Tennessee and West Virginia, respectively. These loans cover a number of industries, such as residential property rental $22.2 million, commercial and other real estate rental $16.0 million, hotels and motels $11.2 million; amusement and entertainment $6.1 million and residential construction $3.7 million, Consumer loans represent $26.2 million, with $25.2 million secured by real estate. While we believe that the majority of these borrowers will be able to repay their obligations, we cannot reasonably estimate the risk of loss should the adverse economic impact of the pandemic continue for an extended period of time.

As discussed in our 2019 Form 10-K, the adverse economic impact of COVID-19 has been extensive and wide ranging, resulting in a steep decline in interest rates, a sharp increase in unemployment and a resulting decline in economic output.

As we have responded to the challenges of the pandemic, we are continuing to meet the needs of our customers, not only by participating in the PPP loan program and responding to borrower requests for forbearance, but also by maintaining day-to-day services through our drive-thru facilities and Interactive Teller Machine network as we continue to limit access to our branch lobbies. While we resumed lobby service for nine offices in June, an increase in the number of confirmed CIVID-19 cases in our market area, caused us to re-close those lobbies in early July. In addition, we temporarily closed one branch office in order to use those employees at other locations.

Our employees continue to maintain social distancing, either on site at our facilities, or by working remotely. Effective July 27, 2020, temporary workplace safety standards outlined by the Virginia Department of Labor and Industry took effect. Our existing procedures had previously addressed most of the guidelines and we have enhanced those procedures, or implemented new procedures, to address other items in the standard. We have installed sneeze guards, social distancing markers, hand sanitizing stations, appropriate signage, continue to make personal protective items available to our employees, and maintain enhanced cleaning procedures at our facilities. Out of concern for our employees and shareholders, we postponed our annual meeting of shareholders and have rescheduled the meeting as a virtual event for October 20, 2020.

As state and local governments continue to address the process of “re-opening” access to public gathering venues such as restaurants, stores, churches and schools, including mandated social distancing when out in public, we are hopeful that the adverse economic impact will begin to lessen. At this time, we cannot reasonably estimate the term or intensity of any possible adverse impact this economic downturn may have on our financial position, operations or liquidity. However, the volume of both PPP loans and borrower requests for forbearance, considered along with the broader economic deterioration as shown in the increase in unemployment claims and the decrease in domestic production, indicate that recovery from this event may be slow and uneven.

Overview and Highlights

The Company had net income for the six months ended June 30, 2020 of $75 thousand, or basic net income per share of $0.00, as compared to the six months ended June 30, 2019 when the Company had net income of $751 thousand, or $0.03 basic net income per share. Net income decreased in the first half of 2020 from the same period in 2019 primarily due to an increase of $1.3 million in provisions for loan losses, a result of the pandemic related economic conditions, as compared to $270 thousand provided in the first half of 2019. Reductions in interest rates during the first quarter have impacted our net interest income as the yields on earning assets have decreased more rapidly than our cost of funds. As a result, the impact of our growth in earning assets has not had the contribution to earnings that would normally be expected.

During the second quarter of 2020, the Company made announcements, that based on the completion of a detailed review of its operations and staffing, it was implementing a plan to transition the organization to a new structure designed to align with its strategic plan. As a result, the Company reduced certain positions through a combination of eliminated positions, retirements or resignations. representing approximately 12% of the workforce. The estimated annual pre-tax savings resulting from this plan of termination is $1.6 million. Affected employees are receiving transitional support, including severance payments, assistance to aid in maintaining health insurance, and support in applying for unemployment benefits. The estimated pre-tax cost of this plan of termination, for severance and other costs, is $553 thousand and was recorded during the second quarter of 2020.

During the fourth quarter of 2019, we engaged a consulting firm to assist our continuing efforts to reduce costs and improve efficiencies. During the first half of 2020, we incurred fees and related out-of-pocket expenses of approximately $342 thousand related to their assistance in implementing recommended changes. We view these costs to be nonrecurring. Once the recommendations are fully implemented, benefits, in the form of revenue enhancements and cost savings, are anticipated to exceed $3.0 million annually.

Total assets increased $48.3 million to $754.7 million at June 30, 2020 from $706.4 million at December 31, 2019. The asset growth was driven by increased interest-bearing deposits in other banks, a result of cash from deposit growth, plus an increase in loan balances driven by Paycheck Protection Program (PPP) loans. Deposits grew by $46.9 million during the first six months of 2020 due to funding of PPP loans and federal stimulus payments to customers. PPP loans are principally funded by deposits to customer checking accounts. During the second quarter of 2020, we received approximately $30.2 million in direct deposits as customers received those federal stimulus payments. With the unease caused by the pandemic, we are more closely monitoring our liquidity and our customer activity related to large cash withdrawals and draws against lines of credit. We believe our available liquidity levels to be adequate for the foreseeable future.

Aside from funds extended through the PPP, for customers experiencing financial challenges related to the pandemic, we have provided forbearance on approximately $113.3 million of loans, either through short-term payment deferrals or through conversion of loans to interest-only for a period of time.

In February 2020, we purchased an office building in Kingsport, TN that had been recently vacated by another financial institution. Regulatory approval to operate this branch was received in April. We are relocating our loan production office to this location, and have provided notice that we will end the lease on the current loan production office when it expires during the fourth quarter of this year. In addition, we will be closing our branch operation in Bloomingdale, TN and the new location will begin serving those customers. We expect to open the Kingsport location in mid-September, and close the Bloomingdale location in late October. The impact of COVID-19 has caused us to delay renovations to the building in Bristol, VA purchased in 2019, for which we received regulatory approval to operate as a full service branch in October 2019. Although we are delaying the opening of this site, we believe this expansion, along with the Kingsport, TN addition, fits in with our stated objective of expanding our presence in the Tri-Cities market area.  The Bristol location is within the business district and will allow us to provide retail consumer, commercial banking and financial services within Bristol and the surrounding area.

Highlights as of and for the six and three-month periods ended June 30, 2020 include:

·	Deposit balances increased $46.9 million since December 31, 2019.
·	Loan balances increased $25.0 million since December 31, 2019.
·	As of June 30, 2020, we hold $42.9 million in PPP loans.
·	Nonaccrual loans increased $2.0 million during the six months ended June 30, 2020, to $7.2 million.
·	Other Real Estate Owned (OREO) balances decreased $388 thousand during the six months ended June 30, 2020, to $3.0 million.
·	Loan loss provision expense for the six months ended June 30, 2020 was $1.6 million based on the perceived increased risk resulting from the economic downturn associated with the COVID-19 pandemic.
·	Forbearance has been provided on approximately $113.3 million of loans, not including PPP loans.
·	Net income for the six months ended June 30, 2020 was $75 thousand, compared to $751 thousand for the first six months of 2019, a result of the elevated provision expense, reorganization related expenses and other pandemic-related factors.

Comparison of the Six Months ended June 30, 2020 to June 30, 2019

The Company’s primary source of income is net interest income, which was $12.3 million for the first half of 2020 compared to $12.4 million for the first half of 2019, a decrease of $96 thousand. While we had increases in both, loans and balances in interest-bearing deposits in other banks, due to PPP loans and federal stimulus payments received by customers, that growth was not sufficient to offset the impact of decreases in interest rates, resulting in a decrease in interest income of $331 thousand. Total interest expense decreased $235 thousand due primarily to the year-over-year decrease in average balances of interest-bearing deposits, specifically money market and time deposits, combined with the decrease in rates paid on money market deposits.

Overall, the net interest margin decreased 16 basis points (bps) to 3.64%. This reduction in interest rates was a direct result of actions taken by the Federal Reserve’s Federal Open Market Committee, in response to the economic impact of the pandemic, which reduced the target federal funds rate twice in March 2020, by a total of 150 bps. As a result of these actions the target federal funds rate now stands at 0.00% - 0.25% and the prime interest rate stands at 3.25%. Additionally, the yield on PPP loans is 1.00% (excluding the impact of deferred fee income), which reduces the overall average yield on earning assets. Fee revenue from the SBA on PPP loans only partially mitigates the low rate on these loans. While we have responded by lowering rates paid on deposit accounts, the shock effect of the significant decrease in rates on earning assets outpaced the reduction in rates paid on deposit products. It is expected that the lower interest rate environment will continue to put a drag on net interest income for the foreseeable future. We have taken measures to decrease our cost of funds for all deposit types, as we attempt to stabilize and improve the net interest margin.

As we prepare for potential asset quality challenges, the provision for loan losses increased $1.3 million, or 474%, to $1.6 million for the first half of 2020 compared to $270 thousand for the first half of 2019. The economic impact of COVID-19 caused us to reassess the internal and external qualitative factors used in our loan loss model, resulting in the increased provision to the allowance for loan losses. Specifically, we adjusted internal factors to recognize risk associated with providing forbearance to existing borrowers. External factors were adjusted to reflect the economic impact on domestic production and increased unemployment. We continually measure the anticipated economic impact of the pandemic, but depending on the length of the economic downturn and the nature and speed of any future recovery, it is possible that additional provisions may be needed beyond those necessary to support organic growth of the loan portfolio.

Noninterest income for the first half of 2020 was $3.8 million, an increase of $52 thousand, or 1.4%, when compared to the same period in 2019. This increase was driven primarily by a $220 thousand bonus received from our branded card provider for renewing and extending our agreement and is recognized in other noninterest income. Card processing and interchange fees increased $112 thousand for the comparative periods due to the renegotiated contract with our provider. Service charges and fees decreased $334 thousand due to reduction in overdraft protection revenue, a result of the impact of stimulus and PPP funds received by our customers. Revenue from insurance and investments fees decreased $82 thousand, or 25.4%, due to reduced transaction volumes as branch traffic and in-person meetings are down while social distancing remains in effect.

Noninterest expense decreased $469 thousand, to $14.4 million for the first half of 2020 compared to the first half of 2019, primarily due to reduced salaries and benefits expenses, which decreased $157 thousand, a result of restructuring and reduced staffing. These reduced salaries and benefits costs helped offset the impact of the $553 thousand of severance and related costs incurred, as well as nonrecurring costs of $342 thousand paid to the consulting firm we retained to further review our processes and procedures. Once enhancements resulting from the review are fully implemented, it is estimated that the pre-tax annual benefits will exceed $3.0 million.

Other operating expenses of $3.6 million are down $275 thousand for the first half of 2020 compared to the first half of 2019, due largely to reductions in expenses related to other real estate owned, loan collection, ATM processing, data circuits and telephone, which decreased $230 thousand, $104 thousand, $145 thousand, $44 thousand and $59 thousand, respectively. OREO costs benefited from a gain recognized on the sale of a foreclosed property in February, while loan collection costs reflect the impact of loan forbearance combined with the moratorium on foreclosures. The reductions in ATM, data circuits and telephone expenses relate to benefits obtained from renewed and renegotiated contracts that took effect during the second quarter of 2019. The new agreement with our card services provider is anticipated to provide a combination of annualized revenue and savings of approximately $400 thousand over a five-year period. As noted in the discussion of noninterest income, above, card processing and interchange fees increased $112 thousand for the comparative periods.

The efficiency ratio, a non-GAAP measure, improved to 89.8% for the first half of 2020 from 92.5% for the first half of 2019, due to improvements made thus far as discussed above.

Comparison of the Three Months ended June 30, 2020 to June 30, 2019

Net interest income was down $142 thousand to $6.1 million during the second quarter of 2020 compared to the second quarter of 2019. Although interest expense was down $192 thousand due to reductions in rates paid on our deposit products, it did not fully mitigate the $334 thousand decrease in interest income. As discussed above, the shock effect of rate reductions by the Federal Reserve’s Federal Open Market Committee, in response to the economic impact of the pandemic, has overshadowed increased loan balances and interest-bearing deposits in other banks. While we had increases in loans due to PPP loans and increases in deposits in other banks due to federal stimulus payments received by customers, that growth was not sufficient to offset the impact of decreases in interest rates. Overall, the net interest margin decreased 30 basis points (bps) to 3.54%, driven by a 46 bps reduction in yield on earning assets, partially mitigated by a 15bps reduction in cost of funds. The net estimated annualized effect of a 30 bps reduction is $2.1 million against pre-tax income. We expect this lower interest rate environment to continue affecting net interest income for the foreseeable future.

The provision for loan losses increased $415 thousand, or 307%, to $550 thousand for the second quarter of 2020 compared to $135 thousand for the second quarter of 2019. Again, the economic impact of COVID-19 caused us to reassess the internal and external qualitative factors used in our loan loss model, resulting in the increased provision to the allowance for loan losses. Specifically, we adjusted internal factors to recognize risk associated with providing forbearance to existing borrowers. External factors were adjusted to reflect the economic impact on domestic production and increased unemployment. Depending on the length of the economic downturn and the nature and speed of any future recovery, it is possible that additional provisions may be needed beyond those necessary to support organic growth of the loan portfolio.

Noninterest income for the second quarter of 2020 was $1.6 million, down by $337 thousand, or 17.1%, when compared to the second quarter of 2019. This decrease was driven primarily by a $344 thousand decrease in service charges, as overdraft protection revenue was impacted by federal stimulus payments and PPP funds received into our customers’ deposit accounts. Card processing and interchange fees increased $38 thousand due to benefits of the renegotiated contract with our card provider. Revenue from insurance and investments fees decreased $52 thousand, or 32.3%, as social distancing has limited our ability to conduct in-person meetings with prospective and current clients. As part of the earnings enhancement project, we reviewed our fee schedule for deposit products and revised and restructured the schedule, which became effective August 1, 2020. We anticipate an increase in service fees and other charges going forward.

Noninterest expense for the second quarter of 2020 was down $492 thousand, or 6.4%, to $7.2 million compared to the second quarter of 2019. Salaries and benefits expenses decreased $12 thousand, even in light of the $553 thousand of severance and related expenses accrued or paid in the second quarter, due to reduced staff. Other operating expenses were down $514 thousand, or 24.7%, to $1.6 million for the same comparable periods, largely due to other real estate expenses, loan related expenses, phone service, data circuits and ATM network expense, which decreased $101 thousand, $90 thousand, $31 thousand, $13 thousand and $93 thousand, respectively. OREO expense reductions are related to fewer foreclosed properties. Loan related expense reductions are related to the moratorium on foreclosures. Phone service, data circuits and ATM reductions are related to renegotiated contracts.

The efficiency ratio, a non-GAAP measure, was 92.5% for the second quarter of 2020 compared to 93.1% for the second quarter of 2019. This ratio was adversely affected by decreases in both, net interest and noninterest income.

Balance Sheet

Total assets increased $48.3 million, or 6.8%, to $754.7 million at June 30, 2020 from $706.4 million at December 31, 2019. This growth was primarily driven by increased interest-bearing deposits in other banks, a result of cash from growth in deposits, plus loan growth as discussed above. Deposit growth is net of approximately $27 million in withdrawals during the first and second quarters from a large depositor of funds we knew to be temporary.

Total investments decreased $5.1 million, or 10.1%, to $45.5 million at June 30, 2020 from $50.6 million at December 31, 2019, but mitigated by unrealized gains of $1.0 million. During the six months ended June 30, 2020, sales of investments totaled $1.0 million, resulting in net realized gains of $4 thousand, and principal pay downs totaled $4.9 million.

There were no loans held for sale at June 30, 2020, as all originations during the period had been sold and delivered to the purchaser.

Loans receivable increased $25.0 million, or 4.4%, to $587.6 million at June 30, 2020 as compared to $562.5 million at December 31, 2019, driven mainly by 628 PPP loans totaling $42.9 million. The PPP loans were originated, principally, in our general market area, with $29.2 million, $3.1 million and $9.9 million originated in Virginia, Tennessee and West Virginia, respectively. These loans were extended to borrowers in a number of businesses such as physician and hospital services, $6.6 million, professional services $3.3 million, coal mining $2.8 million, residential construction and repair $2.8 million; natural gas drilling $1.7 million, trucking and freight $1.5 million, restaurants $1.4 million and hotels $1.4 million. While other loan demand has softened, we continue to seek opportunities to provide credit at reasonable terms. At June 30, 2020, approximately $13.9 million in new loans were in the pipeline. Through August 11, 2020, approximately $6.5 million of these loans have closed. It is anticipated that loan demand for commercial real estate, capital assets and purchase money mortgage loans will continue to be dampened as borrowers remain impacted by the pandemic-related economic downturn.

Total deposits increased $46.9 million, or 7.6%, to $668.4 million at June 30, 2020 from $621.5 million at December 31, 2019. During those six months, noninterest-bearing demand deposits increased $52.8 million, or 30.9%, driven primarily by the federal stimulus payments received by customers and PPP loan funds, which are typically deposited into a customer’s checking account. Also during those six months, interest-bearing deposits decreased $5.9 million, or 1.3%, driven primarily by a decrease in money market accounts of $26.9 million, partially mitigated by an increase of $7.7 million in interest-bearing demand deposits and an increase in savings accounts of $14.3 million. The $27 million in withdrawals by a large customer discussed previously came from a money market account. Although we have lowered deposit rates, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities. During the second quarter of 2020, customers received approximately $30.2 million in deposits through the economic stimulus payments provided through the CARES Act.

Trust preferred securities of $16.5 million at June 30, 2020 were unchanged compared to December 31, 2019.

Borrowed funds from the FHLB were $5.0 million at both June 30, 2020 and December 31, 2019. The following table presents the FHLB advances:

(Dollars in thousands)	Maturity Date	Rate	June 30, 2020	December 31, 2019

Fixed Rate Hybrid	6/30/2021	1.34%	5,000	5,000

Total equity at June 30, 2020 was $55.5 million, an increase of $871 thousand, or 1.6%, compared to $54.6 million at December 31, 2019. Net income of $75 thousand and other comprehensive income of $796 thousand drove this increase.

Asset Quality

Nonperforming assets increased $1.6 million, or 19.2%, during the first six months of 2020, driven by an increase in nonaccrual loan balances of $2.0 million that was partially offset by a decrease in OREO of $388 thousand. As a result, the ratio of nonperforming assets to total assets increased to 1.35% at June 30, 2020 compared to 1.21% at December 31, 2019. Since June 30, 2020 one non-performing loan with a recorded balance of $648 thousand was repaid, resulting in a recovery of prior charge-offs and collection costs of $54 thousand and $14 thousand, respectively

Nonperforming assets include nonaccrual loans, OREO and loans past due more than 90 days which are still accruing interest. Our policy is to place loans on nonaccrual status once they reach 90 days past due. The makeup of the nonaccrual loans is primarily those secured by residential mortgages and commercial real estate. OREO is primarily made up of commercial and single-family residential properties. We continue extensive and aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to reduce nonperforming assets. We are mindful of the impact on earnings and capital as we work to achieve this goal. However, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Nonperforming assets consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Nonaccrual loans	$7,183	$5,156
Loans past due more than 90 days, still accruing	—	—
Nonperforming loans	7,183	5,156
Other real estate owned	3,005	3,393
Nonperforming assets	$10,188	$8,549

Nonperforming loans/Total loans at period end	1.22%	1.52%
Nonperforming assets/Total assets at period end	1.35%	1.21%

All OREO properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first six months of 2020, $252 thousand of OREO was acquired as a result of settlement of foreclosed loans. Foreclosed real estate sales for the first six months of 2020 totaled $566 thousand, resulting in a net gain of $58 thousand. In an effort to reduce our level of foreclosed properties, we maintain the aggressive approach toward liquidating properties, exhibited over the past, by making pricing adjustments to expedite sales. This includes valuation adjustments of $132 thousand recorded thus far in 2020. As we continue these efforts, additional losses could occur, while reducing future carrying costs. We do have lease agreements on certain OREO properties which are generating rental income at market rates. Rental income on OREO properties was $32 thousand for the first six months of 2020 compared to $38 thousand for the first six months of 2019.

Loans rated substandard or below totaled $7.2 million at June 30, 2020, an increase of $2.1 million from $5.1 million at December 31, 2019. Total past due loans decreased to $5.7 million at June 30, 2020 from $8.2 million at December 31, 2019.

Our allowance for loan losses at June 30, 2020 was $6.3 million or 1.12% of total loans (1.21% when excluding PPP loans) as compared to $5.4 million, or 0.95% of total loans at December 31, 2019. Impaired loans totaled $5.1 million with an estimated related specific allowance of $348 thousand for potential losses at June 30, 2020 as compared to $5.6 million of impaired loans with an estimated related allowance of $323 thousand at the end of 2019. A provision of $1.6 million was recognized for the first six months of 2020 compared to $270 thousand during the first six months of 2019. In the first six months of 2020, net charge-offs were $343 thousand, or 0.72% of average loans, annualized, as compared to $418 thousand, or 0.15%, of average loans for the same period of 2019. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary. During the first six months of 2020, we adjusted our internal and external qualitative factors to reflect known and anticipated changes to the overall risk to the loan portfolio resulting from the COVID-19 pandemic. Those changes along with the assessment of the inherent and specific risks associated with the loan portfolio resulted in a provision to the allowance of $1.6 million for the first six months 2020. The following table summarizes components of the allowance for loan losses and the related loans as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Specific allowance	$348	$323
General allowance	6,227	5,045
Total allowance	$6,575	$5,368

Impaired loans	$5,147	$5,575
Other loans	582,419	556,969
Total loans	$587,566	$562,544

Total allowance/Total loans	1.12%	0.95%
General allowance/Other loans	1.07%	0.91%

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $4.4 million and $4.6 million existed at June 30, 2020 and December 31, 2019, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses.

Capital Resources

Total stockholders’ equity at June 30, 2020 was $55.5 million compared to $54.6 million at December 31, 2019, an increase of $871 thousand. The increase includes net unrealized gains of $796 thousand related to the available-for-sale investment portfolio, net of tax, plus net income of $75 thousand for the six-month period.

The Company meets the eligibility criteria to be classified as a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and is therefore not obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios along with the minimum regulatory thresholds to be considered well-capitalized are presented in the following table:

	Well-Capitalized Regulatory Threshold	June 30, 2020	December 31, 2019
Tier 1 leverage	5.00%	8.93%	9.43%
Common equity Tier 1	6.50%	14.19%	13.72%
Tier 1 risk-based capital	8.00%	14.19%	13.72%
Total risk-based capital	10.00%	15.44%	14.83%

At June 30 2020, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Tangible book value, which is total stockholders’ equity net of accumulated other comprehensive income, was $2.28 per common share at both June 30, 2020 and December 31, 2019. Other key performance indicators are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Return on average assets[1]	0.02%	0.19%	0.02%	0.21%
Return on average equity[1]	0.21%	2.65%	0.27%	2.93%
Average equity to average assets	7.32%	7.33%	7.50%	7.28%

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

Liquidity

Given the pandemic, we have elevated our monitoring of liquidity, including consideration of leveraging or selling illiquid assets, and deem liquidity to remain adequate to meet potential needs. Liquid assets include cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $116.9 million at June 30, 2020, an increase from $93.9 million at December 31, 2019. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs during 2020.

At June 30, 2020, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $38.1 million, which is net of the $7.5 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank.

Our loan to deposit ratio was 87.9% at June 30, 2020 and 90.5% at December 31, 2019. We anticipate this ratio to remain at or below 90% for the foreseeable future, excluding the impact of PPP loan originations.

Available third-party sources of liquidity at June 30, 2020 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and internet certificates of deposit, and the discount window at the Federal Reserve Bank. We also have the ability to cumulatively borrow $20.0 million in unsecured federal funds through credit facilities extended by various correspondent banks.

The Bank’s total line of credit with the FHLB is $178.4 million, with unused availability at June 30, 2020 of $156.4 million. One advance was outstanding at June 30, 2020 for $5.0 million and the line also secures letters of credit totaling $17.0 million. The advance and letters of credit are secured by a blanket lien on our residential real estate loans which amounted to $143.2 million at June 30, 2020.

The Bank also has access to the brokered deposits market and the Certificate of Deposit Registry Service (“CDARS”). At June 30, 2020, we held no brokered deposits and $9.5 million in CDARS reciprocal time deposits.

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

The bank holding company has approximately $229 thousand in cash on deposit at the Bank at June 30, 2020. Additionally, $445 thousand in dividend payments from the Bank have been received in the first six months of 2020. These funds will be used to pay operating expenses and trust preferred interest payments The Company is making quarterly interest payments on the trust preferred securities.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the three months ended June 30, 2020 to the off-balance sheet items and the contractual obligations disclosed in our 2019 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	August 20, 2020

By:	/s/ JOHN J. BOCZAR
John J. Boczar.
Executive Vice President and Chief Financial officer

Date:	August 20, 2020