Form 10-Q
period 2020-09-30
NEW PEOPLES BANKSHARES INC
filed 2020-11-20
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock was 23,922,086 as of November 20, 2020.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2020	2019
Loans including fees	$7,271	$7,290
Federal funds sold	—	1
Interest-earning deposits with banks	16	170
Investments	245	334
Dividends on equity securities (restricted)	34	38
Total Interest and Dividend Income	7,566	7,833

INTEREST EXPENSE
Deposits	1,024	1,275
Borrowed funds	128	211
Total Interest Expense	1,152	1,486

NET INTEREST INCOME	6,414	6,347

PROVISION FOR LOAN LOSSES	450	1,020

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,964	5,327

NONINTEREST INCOME
Service charges and fees	859	924
Card processing and interchange	892	800
Insurance and investment fees	206	158
Other noninterest income	159	973
Total Noninterest Income	2,116	2,855

NONINTEREST EXPENSES
Salaries and employee benefits	2,981	3,544
Occupancy and equipment expense	1,132	1,128
Data processing and telecommunications	604	615
Other operating expenses	1,565	1,792
Total Noninterest Expenses	6,282	7,079

INCOME BEFORE INCOME TAXES	1,798	1,103

INCOME TAX EXPENSE	374	227

NET INCOME	$1,424	$876

Income Per Share
Basic and diluted	$0.06	$0.04

Average Weighted Shares of Common Stock
Basic and diluted	23,922,086	23,922,086

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2020	2019
Loans including fees	$21,483	$21,361
Federal funds sold	1	5
Interest-earning deposits with banks	191	643
Investments	814	1,066
Dividends on equity securities (restricted)	108	118
Total Interest and Dividend Income	22,597	23,193

INTEREST EXPENSE
Deposits	3,417	3,795
Borrowed funds	484	675
Total Interest Expense	3,901	4,470

NET INTEREST INCOME	18,696	18,723

PROVISION FOR LOAN LOSSES	2,000	1,290

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,696	17,433

NONINTEREST INCOME
Service charges and fees	2,238	2,597
Card processing and interchange	2,480	2,276
Insurance and investment fees	447	481
Net gain on sales of available-for-sale securities	4	—
Other noninterest income	744	1,247
Total Noninterest Income	5,913	6,601

NONINTEREST EXPENSES
Salaries and employee benefits	10,300	11,020
Occupancy and equipment expense	3,395	3,407
Data processing and telecommunications	1,881	1,913
Other operating expenses	5,149	5,650
Total Noninterest Expenses	20,725	21,990

INCOME BEFORE INCOME TAXES	1,884	2,044

INCOME TAX EXPENSE	385	417

NET INCOME	$1,499	$1,627

Income Per Share
Basic and diluted	$0.06	$0.07

Average Weighted Shares of Common Stock
Basic and diluted	23,922,086	23,922,086

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

NET INCOME	$1,424	$876	$1,499	$1,627

Other comprehensive income:
Investment securities activity
Unrealized gains arising during the period	28	191	1,039	1,682
Reclassification adjustment for net gains included
in net income	—	—	(4)	—
Other comprehensive gain on investment securities	28	191	1,035	1,682
Related tax expense	(6)	(40)	(217)	(353)
TOTAL OTHER COMPREHENSIVE INCOME	22	151	818	1,329
TOTAL COMPREHENSIVE INCOME	$1,446	$1,027	$2,317	$2,956

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2020	2019
ASSETS

Cash and due from banks	16,002	$13,998
Interest-bearing deposits with banks	61,636	35,897
Federal funds sold	270	252
Total Cash and Cash Equivalents	77,908	50,147

Investment securities available-for-sale	44,109	50,649
Loans held for sale	337	2

Loans receivable	585,122	562,544
Allowance for loan losses	(6,987)	(5,368)
Net loans	578,135	557,176

Bank premises and equipment, net	22,580	22,242
Other real estate owned	3,237	3,393
Accrued interest receivable	2,781	2,115
Deferred taxes, net	3,974	4,576
Right-of-use assets – operating leases	5,537	5,835
Other assets	10,527	10,238

Total Assets	749,125	$706,373

LIABILITIES

Deposits:
Noninterest bearing	215,371	$170,782
Interest-bearing	446,301	450,695
Total Deposits	661,672	621,477

Borrowed funds	21,496	21,496
Lease liabilities – operating leases	5,537	5,835
Accrued interest payable	491	694
Accrued expenses and other liabilities	3,010	2,269

Total Liabilities	692,206	651,771

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,922,086 shares issued and outstanding at September 30, 2020 and December 31, 2019	47,844	47,844
Additional paid-in-capital	14,570	14,570
Retained deficit	(6,370)	(7,869)
Accumulated other comprehensive income	875	57

Total Stockholders’ Equity	56,919	54,602

Total Liabilities and Stockholders’ Equity	749,125	$706,373

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2018	23,922	$47,844	$14,570	$(9,928)	$(1,236)	$51,250

Net income	—	—	—	406	—	406
Other comprehensive income, net of tax	—	—	—	—	370	370
Balance, March 31, 2019	23,922	$47,844	$14,570	$(9,522)	$(866)	$52,026

Net income	—	—	—	345	—	345
Other comprehensive income, net of tax	—	—	—	—	808	808
Balance, June 30, 2019	23,922	$47,844	$14,570	$(9,177)	$(58)	$53,179

Net income	—	—	—	876	—	876
Other comprehensive income, net of tax	—	—	—	—	151	151
Balance, September 30, 2019	23,922	$47,844	$14,570	$(8,301)	$93	$54,206

Balance, December 31, 2019	23,922	$47,844	$14,570	$(7,869)	$57	$54,602

Net income	—	—	—	46	—	46
Other comprehensive income, net of tax	—	—	—	—	603	603
Balance, March 31, 2020	23,922	$47,844	$14,570	$(7,823)	$660	$55,251

Net income	—	—	—	29	—	29
Other comprehensive income, net of tax	—	—	—	—	193	193
Balance, June 30, 2020	23,922	$47,844	$14,570	$(7,794)	$853	$55,473

Net income	—	—	—	1,424	—	1,424
Other comprehensive income, net of tax	—	—	—	—	22	22
Balance, September 30, 2020	23,922	$47,844	$14,570	$(6,370)	$875	$56,919

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(IN THOUSANDS)

(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,499	$1,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,634	1,757
Provision for loan losses	2,000	1,290
Income on bank owned life insurance	(61)	(54)
Net gain on sale of securities available-for-sale	(4)	—
Gain on sale of mortgage loans	(144)	(78)
Loss (gain) on sale or disposal of premises and equipment	19	(807)
Loss on sale of repossessed assets	2	—
(Gain) loss on sale of other real estate owned	(52)	55
Loans originated for sale	(10,307)	(4,216)
Proceeds from sales of loans originated for sale	10,116	8,082
Adjustment of carrying value of other real estate owned	132	214
Adjustment of carrying value of repossessed assets	33	—
Amortization/accretion of bond premiums/discounts	318	410
Deferred tax expense	385	418
Net change in:
Accrued interest receivable	(666)	(243)
Other assets	(314)	(278)
Accrued interest payable	(203)	100
Accrued expenses and other liabilities	741	769
Net Cash Provided by Operating Activities	5,128	9,046

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(23,445)	(16,006)
Purchase of securities available-for-sale	(2,045)	(790)
Proceeds from sale of investment securities available-for-sale	1,025	—
Proceeds from repayments and maturities of securities available-for-sale	8,281	7,991
Net purchase of equity securities (restricted)	(22)	(14)
Payments for the purchase of premises and equipment	(1,992)	(1,429)
Proceeds from sale of premises and equipment	1	559
Proceeds from sales of repossessed assets	73	—
Proceeds from insurance claims on other real estate owned	—	19
Proceeds from sales of other real estate owned	562	1,155
Net Cash Used in Investing Activities	(17,562)	(8,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short term borrowings	—	(5,630)
Net change in noninterest bearing deposits	44,589	11,673
Net change in interest bearing deposits	(4,394)	13,938
Net Cash Provided by Financing Activities	40,195	19,981

Net increase in cash and cash equivalents	27,761	20,512
Cash and Cash Equivalents, Beginning of the Period	50,147	28,173
Cash and Cash Equivalents, End of the Period	$77,908	$48,685

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$4,104	$4,370
Taxes	$—	$—
Supplemental Disclosure of Non-cash Transactions:
Transfer of loans to Loans Held for Sale	$—	4,359
Right-of-use asset established in exchange for new operating lease liability	$—	$1,232
Loan to finance sale of premises	$—	$752
Other real estate acquired in settlement of foreclosed loans	$914	$492
Loans made to finance sale of other real estate owned	$428	$647
Change in unrealized gains on securities available for sale	$1,035	$1,682

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2020 and December 31, 2019, and the results of operations for the three month and nine month periods ended September 30, 2020 and 2019. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

Certain reclassifications have been made to prior period financial statements to allow them to be presented on a comparable basis with the current period. Previously reported net income and stockholders’ equity were not affected by these reclassifications.

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

NOTE 3 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three-month and nine-month periods ended September 30, 2020 and 2019, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars in Thousands, Except Share and Per Share Data)	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income	$1,424	$876	$1,499	$1,627
Weighted average shares outstanding	23,922,086	23,922,086	23,922,086	23,922,086
Weighted average dilutive shares outstanding	23,922,086	23,922,086	23,922,086	23,922,086

Basic and diluted income per share	$0.06	$0.04	$0.06	$0.07

NOTE 4 CAPITAL

Capital Requirements and Ratios

The Company meets eligibility criteria of a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and, therefore, is not obligated to report consolidated regulatory capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of September 30, 2020, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2020 and December 31, 2019, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020:
Total Capital to Risk Weighted Assets	74,191	15.73%	$37,725	8.0%	$47,156	10.0%
Tier 1 Capital to Risk Weighted Assets	68,283	14.48%	28,294	6.0%	37,725	8.0%
Tier 1 Capital to Average Assets	68,283	9.11%	29,979	4.0%	37,473	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	68,283	14.48%	21,220	4.5%	30,652	6.5%

December 31, 2019:
Total Capital to Risk Weighted Assets	72,109	14.83%	$38,910	8.0%	$48,637	10.0%
Tier 1 Capital to Risk Weighted Assets	66,741	13.72%	29,182	6.0%	38,910	8.0%
Tier 1 Capital to Average Assets	66,741	9.43%	28,313	4.0%	35,391	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	66,741	13.72%	21,887	4.5%	31,614	6.5%

Accordingly, as of September 30, 2020 and December 31, 2019, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% capital conservation buffer (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7.0%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. All ratios shown in the table above exceed the minimum requirements. The Bank’s capital conservation buffer as of September 30, 2020 was 7.73%.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (AFS) securities as of September 30, 2020 and December 31, 2019 is as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
September 30, 2020
U.S. Government Agencies	$14,468	$375	$(62)	$14,781
Taxable municipals	4,363	204	—	4,567
Corporate bonds	5,396	189	(27)	5,558
Mortgage backed securities	18,775	436	(8)	19,203
Total Securities AFS	$43,002	$1,204	$(97)	$44,109
December 31, 2019
U.S. Government Agencies	$15,703	$57	$(127)	$15,633
Taxable municipals	4,389	54	(1)	4,442
Corporate bonds	5,408	115	—	5,523
Mortgage backed securities	25,077	111	(137)	25,051
Total Securities AFS	$50,577	$337	$(265)	$50,649

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
U.S. Government Agencies	$1,503	$(2)	$4,162	$(60)	$5,665	$(62)
Taxable municipals	—	—	—	—	—	—
Corporate bonds	1,223	(27)	—	—	1,223	(27)
Mortgage backed securities	1,647	(5)	261	(3)	1,908	(8)
Total Securities AFS	$4,373	$(34)	$4,423	$(63)	$8,796	$(97)

December 31, 2019
U.S. Government Agencies	$6,788	$(46)	$4,516	$(81)	$11,304	$(127)
Taxable municipals	1,049	(1)	—	—	1,049	(1)
Mortgage backed securities	1,586	(4)	12,002	(133)	13,588	(137)
Total Securities AFS	$9,423	$(51)	$16,518	$(214)	$25,941	$(265)

At September 30, 2020, there were 39 securities in a loss position, of which 26 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell, any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $7.0 million and $6.9 million at September 30, 2020 and December 31, 2019, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

The following table summarizes sales of AFS debt securities for the nine months ended September 30,

(Dollars are in thousands)	2020	2019
Proceeds	$1,025	$—
Gains	7	—
Losses	(3)	—
Tax benefit	(1)	—

The amortized cost and fair value of investment securities at September 30, 2020, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$—	$—	—
Due after one year through five years	5,080	5,263	2.53%
Due after five years through ten years	10,817	11,027	3.29%
Due after ten years	27,105	27,819	2.27%
Total	$43,002	$44,109	2.35%

The Bank, as a member of the Federal Reserve Bank of Richmond (the Reserve Bank) and the Federal Home Loan Bank (the FHLB) of Atlanta, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.58 million and $2.56 million at September 30, 2020 and December 31, 2019, respectively.

NOTE 6 LOANS

There were $337 thousand of loans held for sale at September 30, 2020 and $2 thousand at December 31, 2019, which represents mortgage loans originated for sale. These originations and sales are executed on a best efforts basis.

Loans receivable outstanding as of September 30, 2020 and December 31, 2019 are summarized as follows:

(Dollars are in thousands)	September 30, 2020	December 31, 2019
Real estate secured:
Commercial	$174,898	$170,436
Construction and land development	26,054	31,130
Residential 1-4 family	226,267	242,922
Multifamily	14,979	13,638
Farmland	19,111	20,790
Total real estate loans	461,309	478,916
Commercial	96,107	53,994
Agriculture	4,572	4,797
Consumer installment loans	21,313	23,127
All other loans	1,821	1,710
Total loans	$585,122	$562,544

Included in commercial loans are 665 loans originated under the Paycheck Protection Program totaling $43,546,000 at September 30, 2020 and none at December 31, 2019.

Loans receivable on nonaccrual status as of September 30, 2020 and December 31, 209 are summarized as follows:

(Dollars are in thousands)	September 30, 2020	December 31, 2019
Real estate secured:
Commercial	$1,761	$1,601
Construction and land development	59	45
Residential 1-4 family	3,172	2,544
Farmland	205	531
Total real estate loans	5,197	4,721
Commercial	118	390
Consumer installment loans and other loans	28	45
Total loans receivable on nonaccrual status	$5,343	$5,156

Total interest income not recognized on nonaccrual loans for the nine months ended September 30, 2020 and September 30, 2019 was $418 thousand and $544 thousand, respectively.

The following tables present information concerning the Company’s investment in loans considered impaired as of September 30, 2020 and December 31, 2019:

As of September 30, 2020 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$984	$1,011	$—
Construction and land development	104	381	—
Residential 1-4 family	2,254	2,407	—
Multifamily	—	—	—
Farmland	408	577	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	6	6	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	605	672	285
Construction and land development	—	—	—
Residential 1-4 family	229	249	49
Multifamily	—	—	—
Farmland	210	222	4
Commercial	33	41	8
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$4,833	$5,566	$346

As of December 31, 2019 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,416	$2,478	$—
Construction and land development	70	346	—
Residential 1-4 family	1,263	1,460	—
Multifamily	—	—	—
Farmland	778	970	—
Commercial	128	178	—
Agriculture	—	1	—
Consumer installment loans	—	—	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	363	379	70
Construction and land development	—	—	—
Residential 1-4 family	55	60	44
Multifamily	—	—	—
Farmland	216	228	9
Commercial	286	886	200
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$5,575	$6,986	$323

The following tables present information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Nine Months Ended
	September 30, 2020		September 30, 2019
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate secured:
Commercial	$2,004	$1	$1,918	$76
Construction and land development	87	12	96	3
Residential 1-4 family	1,819	49	2,114	47
Multifamily	—	—	37	1
Farmland	590	51	1,235	29
Commercial	74	1	691	11
Agriculture	—	—	—	—
Consumer installment loans	3	—	3	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	493	—	496	1
Construction and land development	—	—	—	—
Residential 1-4 family	104	3	364	—
Multifamily	—	—	—	—
Farmland	213	7	223	6
Commercial	160	1	563	—
Agriculture	—	—	—	—
Consumer installment loans	—	—	3	—
All other loans	—	—	—	—
Total	$5,547	$125	$7,743	$174

	Three Months Ended
	September 30, 2020		September 30, 2019
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate secured:
Commercial	$1,673	$—	$1,978	$34
Construction and land development	107	8	84	3
Residential 1-4 family	2,334	36	1,365	8
Multifamily	—	—	—	—
Farmland	419	41	788	16
Commercial	33	—	45	—
Agriculture	—	—	—	—
Consumer installment loans	7	—	6	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	553	—	372	—
Construction and land development	—	—	—	—
Residential 1-4 family	154	3	340	—
Multifamily	—	—	—	—
Farmland	211	5	111	—
Commercial	34	1	1,036	1
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—
Total	$5,525	$94	$6,125	$62

An age analysis of past due loans receivable as of September 30, 2020 and December 31, 2019 is below. At September 30, 2020 and December 31, 2019, no loans over 90 days past due were accruing.

As of September 30, 2020 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	681	$—	61	742	174,156	$174,898
Construction and land development	25	—	—	25	26,029	26,054
Residential 1-4 family	3,516	422	930	4,868	221,399	226,267
Multifamily	—	—	—	—	14,979	14,979
Farmland	75	—	103	178	18,933	19,111
Total real estate loans	4,297	422	1,094	5,813	455,496	461,309
Commercial	153	—	10	163	95,944	96,107
Agriculture	211	—	11	222	4,350	4,572
Consumer installment loans	142	18	3	163	21,150	21,313
All other loans	—	—	—	—	1,821	1,821
Total loans	4,803	$440	1,118	6,361	578,761	$585,122

As of December 31, 2019 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$502	$125	$262	$889	$169,547	$170,436
Construction and land development	50	18	18	86	31,044	31,130
Residential 1-4 family	3,700	1,096	710	5,506	237,416	242,922
Multifamily	262	—	—	262	13,376	13,638
Farmland	111	47	152	310	20,480	20,790
Total real estate loans	4,625	1,286	1,142	7,053	471,863	478,916
Commercial	406	—	323	729	53,265	53,994
Agriculture	244	—	21	265	4,532	4,797
Consumer installment loans	98	24	23	145	22,982	23,127
All other loans	—	—	—	—	1,710	1,710
Total loans	$5,373	$1,310	$1,509	$8,192	$554,352	$562,544

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

Based on the most recent analysis performed, the risk categories of loans receivable as of September 30, 2020 and December 31, 2019 were as follows:

As of September 30, 2020 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$168,111	$5,026	$1,761	$—	$174,898
Construction and land development	25,752	243	59	—	26,054
Residential 1-4 family	221,385	1,742	3,140	—	226,267
Multifamily	14,744	235	—	—	14,979
Farmland	17,626	1,280	205	—	19,111
Total real estate loans	447,618	8,526	5,165	—	461,309
Commercial	93,331	2,708	68	—	96,107
Agriculture	4,561	—	11	—	4,572
Consumer installment loans	21,289	7	17	—	21,313
All other loans	1,821	—	—	—	1,821
Total	$568,620	$11,241	$5,261	$—	$585,122

As of December 31, 2019 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$165,570	$3,265	$1,601	$—	$170,436
Construction and land development	30,747	360	23	—	31,130
Residential 1-4 family	239,210	1,207	2,505	—	242,922
Multifamily	13,638	—	—	—	13,638
Farmland	18,779	1,480	531	—	20,790
Total real estate loans	467,944	6,312	4,660	—	478,916
Commercial	51,086	2,504	118	286	53,994
Agriculture	4,753	4	40	—	4,797
Consumer installment loans	23,087	12	28	—	23,127
All other loans	1,710	—	—	—	1,710
Total	$548,580	$8,832	$4,846	$286	$562,544

Included in Commercial loans under the “Pass” classification are loans extended under the Paycheck Protection Program totaling $43.5 million at September 30, 2020 and $0 at December 31, 2019.

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

As a result of the COVID-19 pandemic, and the resulting economic impact, the company provided forbearance, largely in the form of payment deferrals, on $117.4 million in loans to borrowers during the first nine months of 2020. Factors have been incorporated into the allowance determination to consider the effects of credit deterioration due to the economic impact resulting from the pandemic, such as increased unemployment and decreased gross domestic production.

The following table presents activity in the allowance for loan losses for the nine- and three-month periods ending September 30, 2020 and 2019, respectively. Additionally, the allocation of the allowance by recorded portfolio segment and impairment method is presented as of September 30, 2020 and December 31, 2019, respectively.

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2020
Beginning balance	$1,248	$158	$1,736	$104	$109	$1,789	$27	$195	$2	$5,368
Charge-offs	(65)	-	(66)	-	(42)	(326)	(15)	(59)	-	(573)
Recoveries	56	-	31	-	33	34	1	37	-	192
Provision	874	32	361	44	20	627	31	13	(2)	2,000
Ending balance	$2,113	$190	$2,062	$148	$120	$2,124	$44	$186	$-	$6,987

Three months ended September 30, 2020
Beginning balance	$2,054	$169	$2,039	$145	$121	$1,817	$49	$181	$-	$6,575
Charge-offs	(43)	-	(66)	-	-	-	-	(15)	-	(124)
Recoveries	54	-	14	-	-	3	-	15	-	86
Provision	48	21	75	3	(1)	304	(5)	5	-	450
Ending balance	$2,113	$190	$2,062	$148	$120	$2,124	$44	$186	$-	$6,987

Allowance for loan losses at September 30, 2020
Individually evaluated for impairment	$285	$-	$49	$-	$4	$8	$-	$-	$-	$346
Collectively evaluated for impairment	1,828	190	2,013	148	116	2,116	44	186	-	6,641
	$2,113	$190	$2,062	$148	$120	$2,124	$44	$186	$-	$6,987

Loans at September 30, 2020
Individually evaluated for impairment	$1,589	$104	$2,483	$-	$618	$33	$-	$6	$-	$4,833
Collectively evaluated for impairment	173,309	25,950	223,784	14,979	18,493	96,074	4,572	23,128	-	580,289
	$174,898	$26,054	$226,267	$14,979	$19,111	$96,107	$4,572	$23,134	$-	$585,122

Allowance for loan losses at December 31, 2019
Individually evaluated for impairment	$70	$-	$44	$-	$9	$200	$-	$-	$-	$323
Collectively evaluated for impairment	1,178	158	1,692	104	100	1,589	27	195	2	5,045
	$1,248	$158	$1,736	$104	$109	$1,789	$27	$195	$2	$5,368

Loans at December 31, 2019
Individually evaluated for impairment	$2,779	$70	$1,318	$-	$994	$414	$-	$-	$-	$5,575
Collectively evaluated for impairment	167,657	31,060	241,604	13,638	19,796	53,580	4,797	24,837	-	556,969
	$170,436	$31,130	$242,922	$13,638	$20,790	$53,994	$4,797	$24,837	$-	$562,544

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2019
Beginning balance	$1,386	$202	$2,437	$89	$287	$448	$37	$175	$275	$5,336
Charge-offs	-	-	(171)	-	(33)	(1,563)	(9)	(73)	-	(1,849)
Recoveries	16	34	168	30	8	59	1	57	-	373
Provision	(143)	(70)	(566)	(17)	(135)	2,480	(5)	18	(272)	1,290
Ending balance	$1,259	$166	$1,868	$102	$127	$1,424	$24	$177	$3	$5,150

Three months ended September 30, 2019
Beginning balance	$1,225	$146	$1,967	$87	$118	$1,383	$35	$162	$65	$5,188
Charge-offs	-	-	(42)	-	-	(1,026)	(9)	(30)	-	(1,107)
Recoveries	14	-	11	-	-	14	-	10	-	49
Provision	20	20	(68)	15	9	1,053	(2)	35	(62)	1,020
Ending balance	$1,259	$166	$1,868	$102	$127	$1,424	$24	$177	$3	$5,150

During the second quarter of 2019, $4.4 million of non-performing or under-performing real estate loans were sold resulting in $57 thousand of charge-offs and $113 thousand of recoveries.

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS

There were $4.5 million in loans that were classified as troubled debt restructurings at September 30, 2020 and $4.3 million at December 31, 2019. All loans considered to be troubled debt restructurings are individually evaluated for impairment as part of the allowance for loan losses calculation.

The following table presents information related to loans modified as troubled debt restructurings during the nine and three months ended September 30, 2020 and 2019.

	For the nine months ended September 30, 2020			For the nine months ended September 30, 2019
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	3	$190	$190	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	27	1,236	1,236	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	1	281	281
Total real estate loans	30	1,426	1,426	1	281	281
Commercial				—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	2	7	7	—	—	—
All other loans	—	—	—	—	—	—
Total	32	$1,433	$1,433	1	$281	$281

	For the three months ended September 30, 2020			For the three months ended September 30, 2019
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	1	32	32	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	1	32	32	—	—	—
Commercial				—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	1	$32	$32	—	$—	$—

During the three months ended September 30, 2020, one loan with a balance of $32 thousand, modified due to bankruptcy, was considered to be a troubled debt restructuring. During the first nine months of 2020, 32 modified loans totaling $1.4 million were considered to be troubled debt restructurings.

During the three months ended September 30, 2019, no modified loans were considered to be troubled debt restructurings. During the first nine months of 2019, one loan was modified for which the modification was considered to be a troubled debt restructure. This loan is secured by farmland and the modification is related to a court-ordered payment plan.

During the three months ended September 30, 2020, no loans previously modified as troubled debt restructurings defaulted. During the nine months ended September 30, 2020, one loan previously modified as a troubled debt restructuring, with a balance of $31 thousand, defaulted. One loan previously modified as a troubled debt restructuring, with a balance of $663 thousand, which defaulted during the first three months of 2020, has been paid off.

No loans modified as troubled debt restructurings defaulted during the three or nine months ended September 30, 2019. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the nine months ended September 30, 2020 and the year ended December 31, 2019:

(Dollars are in thousands)	September 30, 2020	December 31, 2019
Balance, beginning of period	$3,393	$5,937
Additions	914	811
Transfers from premises and equipment	—	683
Proceeds from sales	(562)	(1,322)
Proceeds from insurance claims	—	(19)
Loans made to finance sales	(428)	(2,360)
Adjustment of carrying value	(132)	(214)
Gains (losses) from sales	52	(123)
Balance, end of period	$3,237	$3,393

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair Value Measurements and Disclosures also establish fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired, a specific reserve may be established. Loans, which are deemed to be impaired and require a reserve, are primarily valued on a non-recurring basis at the fair values of the underlying real estate collateral. Where there is no observable market price, such fair values are obtained using independent appraisals, which management evaluates to determine whether or not the fair value of the collateral is further impaired below the appraised value and adjusts for estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Foreclosed assets are carried at the lower of the carrying value or fair value.  Fair value is based upon observable market prices, when available, reduced by estimated disposition costs, which the Company considers to be nonrecurring Level 2 inputs. When observable market prices are not available, management determines the fair value of the foreclosed asset using independent appraisals, evaluated to determine whether or not the property is further impaired below the appraised value and adjusts for estimated costs of disposition. The Company records foreclosed assets as nonrecurring Level 3.

Assets and liabilities measured at fair value were as follows as of September 30, 2020 (for purpose of this table the impaired loans are shown net of the related allowance):

September 30, 2020 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$14,781	$—
Taxable municipals	—	4,567	—
Corporate bonds	—	5,558	—
Mortgage backed securities	—	19,203	—

(On a non-recurring basis) Other real estate owned	—	—	3,237
Impaired loans	—	—	4,487
Total	$—	$44,109	$7,724

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at September 30, 2020	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$4,487	$5,252	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$3,237	$3,393	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Fair Value of Financial Instruments

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity, or contracts that convey or impose on an entity that contractual right or obligation to either receive or deliver cash for another financial instrument.

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

September 30, 2020
Financial Instruments – Assets
Net Loans	$578,135	$575,103	$—	$570,270	$4,487

Financial Instruments – Liabilities
Time Deposits	249,733	252,846	—	252,846	—
FHLB Advances	5,000	4,971	—	4,971	—

December 31, 2019
Financial Instruments – Assets
Net Loans	$557,176	$550,495	$—	$545,243	$5,252

Financial Instruments – Liabilities
Time Deposits	257,406	259,325	—	259,325	—
FHLB Advances	5,000	5,054	—	5,054	—

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions can significantly affect the estimates.

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

In accordance with our adoption of Accounting Standards Update (ASU) 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2020 and December 31, 2019, represent an approximation of exit price; however, an actual exit price may differ.

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

As of September 30, 2020, the Bank leases five branch offices and a loan production office. The lease agreements have maturity dates ranging from November 2020 to September 2034. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms at September 30, 2020 was 12.13 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate that corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases at September 30, 2020 was 3.16%.

For the nine months ended September 30, 2020 and 2019, operating lease expenses were $429 thousand and $361 thousand, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At September 30, 2020, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2020	$132
2021	511
2022	530
2023	544
2024	546
Thereafter	4,528
Total lease payments	6,791
Less imputed interest	1,254
Total	$5,537

NOTE 12 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within Non-interest income. The following table presents Non-interest income by revenue stream for the three and nine months ended September 30, 2020 and 2019.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Service charges and fees	$859	$924	$2,238	$2,597
Card Processing and interchange income	892	800	2,480	2,276
Gain on sale of securities available-for-sale (1)	—	—	4	—
Insurance and investment fees	206	158	447	481
Other noninterest income	159	973	744	1,247
Total Noninterest Income	$2,116	$2,855	$5,913	$6,601

(1)	Not within the scope of ASU 2014-09

NOTE 13 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars are in thousands)	2020	2019	2020	2019

Advertising	$42	$82	$166	$233
ATM network expense	357	488	1,113	1,389
Legal and professional fees	112	244	602	727
Consulting fees	82	77	443	296
Loan related expenses	88	194	275	484
Printing and supplies	38	39	105	116
FDIC insurance premiums	103	(3)	297	210
Other real estate owned expenses, net	59	99	255	525
Other operating expenses	684	572	1,893	1,670
Total other operating expenses	$1,565	$1,792	$5,149	$5,650

NOTE 14 SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. No subsequent events have occurred since September 30, 2020.

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

In May 2019, the FASB issued targeted transition relief for entities, which irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the amendments to the transition guidance for ASU 2016-13 will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Subsequently, per ASU No. 2019-10, implementation for the Company is delayed until reporting periods beginning after December 15, 2021. The Company is currently in the process of evaluating the impact of adoption of this guidance on its financial statements.

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

In March 2020, the FASB released ASU 2020-03, ‘Codification Improvements to Financial Instruments,’ as part of its ongoing project for improving the Codification or correcting its unintended application. This particular Update is being issued to increase stakeholder awareness of these amendments. These amendments affect Fair Value Option Disclosures, Applicability of Portfolio Exception in Topic 820 to Nonfinancial Items, Disclosures for Depository and Lending Institutions, Cross-Reference to Line-of-Credit or Revolving-Debt Arrangements Guidance in Subtopic 470-50, Cross-Reference to Net Asset Value Practical Expedient in Subtopic 820-10, Interaction of Topic 842 and Topic 326, and Interaction of Topic 326 and Subtopic 860-20. The amendments in this update are effective immediately. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2020, the FASB released ASU 2020-06, ‘Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,’ which reduces the number of accounting models for convertible debt instruments and convertible preferred stock. The Board concluded that eliminating certain accounting models simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners, and improves the decision usefulness and relevance of the information provided to financial statement users. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

In October, 2020, the FASB released ASU 2020-08, ‘Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs,’ which amends ASU 2017-08 and clarifies that an entity should reevaluate whether a callable debt security that has multiple call dates is within the scope of paragraph 310-20-35-33 for each reporting period. These amendments are part of the FASB’s ongoing project for improving the Codification or correcting its unintended application. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is not permitted. The Company does not expect this amendment to have a material effect on its financial statements.

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
  changes in governmental regulations, tax rates and similar matters; and, other risks, which may be described in our future filings with the SEC.

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

Recent Events

In response to challenges related to COVID-19, we supplemented our existing procedures for the adoption of temporary workplace safety standards outlined by the Virginia Department of Labor and Industry. Since the first quarter of 2020, we have maintained a committee dedicated to managing our response to the pandemic. This has included martialing supplies and personal protection equipment, coordinating employee and customer communications, evaluating staffing and maintaining compliance with various mandates and regulations. We have restricted access to our lobbies since the first quarter of 2020. Based on our continuing assessment of the intensity of the pandemic, in our market areas, we continue to limit lobby access and expect this limitation to continue for the foreseeable future. Meanwhile, our offices continue to provide customer services principally via drive-thru facilities and Interactive Teller Machines (ITMs).

As part of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the Small Business Administration (SBA) was authorized to guarantee Paycheck Protection Program (PPP) loans used by borrowers for payroll and other permitted purposes. The SBA has provided a 100% guarantee and paid originators a processing fee ranging from 1% to 5%, based on the loan amount. We funded a total of $43.5 million of these loans for our customers through August 2020, when the funding period closed, and received $1.6 million in fees from the SBA, which is being recognized as income over the terms of these loans. It is anticipated the SBA will forgive the majority of these loans. Thus far, a small number of borrowers have applied for and received forgiveness. We anticipate that the pace of requests will increase in the upcoming months.

In response to the economic impact brought on by the COVID-19 pandemic, banking and financial regulators provided guidance to financial institutions regarding borrower requests for forbearance. In general, short-term deferrals or other minor modifications extended to borrowers who were current in their loan obligations at December 31, 2019, are not be considered troubled debt restructurings (TDRs) or impairments. Through September 30, 2020, we have provided forbearance on approximately 795 loans totaling $117.4 million. These accommodations have been provided in the form of payment deferrals or conversion to interest only for a period of time. The majority of the loans obtaining forbearance are within our general market area, with $73.3 million, $16.7 million and $26.9 million in Virginia, Tennessee and West Virginia, respectively. At September 30, 2020, these loans cover a number of industries, such as residential property rental of $21.5 million, commercial and other real estate rental of $16.0 million, hotels and motels of $11.1 million; amusement and entertainment of $4.3 million and residential construction of $3.7 million. Consumer loans represent $40.5 million, with $39.5 million secured by real estate. Most of these loans have reached the end of their forbearance period and the vast majority of these borrowers are resuming their payments. At September 30, 2020, the portfolio of accounts having received forbearance included 45 loans totaling $2.8 million that were 30 days or more past due. Of these accounts, six loans totaling $280 thousand were past due 90 days or more and nonaccrual. $2.5 million of these loans were existing or newly classified as TDRs. While we believe that the majority of these borrowers will be able to repay their obligations, we cannot reasonably estimate the risk of loss should the adverse economic impact of the pandemic continue for an extended period of time.

As discussed in our 2019 Form 10-K, the adverse economic impact of the COVID-19 pandemic has been extensive and wide ranging, resulting in a steep decline in interest rates, an increase in unemployment and a resulting decline in economic output. At this time, we cannot reasonably estimate the term or intensity of any possible adverse impact on our financial position, operations or liquidity. Given the recent resurgence in COVID-19 cases and hospitalizations as the weather has cooled, economic recovery may be slow and uneven. However, we are encouraged by the recent news that a vaccination and therapeutic treatments may soon be available.

Overview and Highlights

For the nine months ended September 30, 2020, the Company reported net income of $1.5 million, or $0.06 per share. This compares to net income of $1.6 million, or $0.07 per share, for the similar period ended September 30, 2019, which is a decrease of $128,000, or 7.9%. However, when excluding pre-tax non-recurring expenses related to the earnings improvement project and restructuring costs in 2020, which were $342,000 and $553,000, respectively, plus the gain on sale of the Lebanon branch of $810,000 in 2019, net income would have been approximately $2.2 million, or $0.09 per share, for the nine months ended September 30, 2020 and $987,000, or $0.04 per share, for the same period in 2019, a 123% improvement.

The restructuring announced in May 2020, has driven $720 thousand of reductions in salaries and benefits expense so far this year through September 30, 2020 compared to the same nine months last year, even after including the costs of the restructuring. A combination of eliminated positions, retirements or resignations represents approximately 12% of the workforce. The estimated annual pre-tax savings resulting from this restructuring is $1.6 million. Affected employees are receiving transitional support, including severance payments, assistance to aid in maintaining health insurance, and support in applying for unemployment benefits.

Contracts renegotiated in 2019, related to the ATM and card transaction processing, and data and telephone circuits, have resulted in an increase of $196 thousand in interchange fee income, a decrease in card processing expenses of $276 thousand, and a reduction of $128 thousand in phone and data circuit expense, respectively, for the first nine months of 2020 compared to the same period in 2019.

As part of the project to improve earnings, fee schedule changes were implemented in August 2020 and this contributed to approximately $163 thousand of increases in service charges and other fee income during the third quarter of 2020. In addition, efforts to increase noninterest income revenues from financial services and secondary market mortgage origination fee income are underway. During the first nine months of 2020, we incurred fees and related out-of-pocket expenses of approximately $342 thousand related to assistance from a consulting firm in implementing recommended changes. We view these costs to be nonrecurring. Once the recommendations are fully implemented, benefits in the form of revenue enhancements and cost savings are anticipated to exceed $3.0 million annually.

Total assets grew $42.8 million, or 6.1%, to $749.1 million in the nine months ended September 30, 2020, driven by increased interest-bearing deposits in other banks, a result of cash from deposit growth, plus an increase in loan balances driven by Paycheck Protection Program (PPP) loans. Deposit growth is a result of PPP loans, which were principally funded by deposits to customer checking accounts, and federal stimulus payments to customers. The drawback of these additional deposit funds is that overdraft fee income has been reduced.

As we prepare for potential asset quality challenges, the allowance for loan losses has increased to $7.0 million at September 30, 2020, an increase of $1.6 million since December 31, 2019. This affects the provision for loan loss expense, which was $2.0 million for the first nine months of 2020 compared to $1.3 million for the first nine months of 2019.

As a result of a moratorium on foreclosures and a gain on the sale of a foreclosed property in February, we have experienced a reduction of $270 thousand in expenses related to other real estate owned during the first nine months of 2020 compared to the same period in 2019.

With the unease caused by the pandemic, we are more closely monitoring our liquidity and our customer activity related to large cash withdrawals and draws against lines of credit. We have observed a reduction in funds since the end of June as customers use PPP and stimulus funds. However, we believe our available liquidity levels to be adequate for the foreseeable future.

Although loan balances have increased by $22.6 million and interest bearing deposits held at other banks has increased by $25.7 million, the interest rate reductions made by the Federal Reserve’s Open Market Committee in March 2020 has caused a reduction in our interest income of $610,000 for the first nine months of 2020 compared to the same period in 2019. However, as we have reduced interest rates paid on our deposit balances, interest expense is down $569,000 for the same period comparison, nearly mitigating the decline in interest income.

On September 14, 2020, we opened a branch office in Kingsport, TN, located in a building that we purchased in February 2020. On October 30, 2020, we closed a nearby office and transferred accounts to the newly opened branch. We have also relocated our loan production office to this location and have provided notice that we will end the lease on the current loan production office when it expires during the fourth quarter of this year. The impact of COVID-19 has caused us to delay renovations to the building in Bristol, VA purchased in 2019, for which we received regulatory approval to operate as a full service branch in October 2019. The regulatory approval was extended to April 2021. Although we are delaying the opening of this site, we believe this expansion, along with the newly opened Kingsport, TN location, fits in with our stated objective of expanding our presence in the Tri-Cities market area.  The Bristol location is within the business district and will allow us to provide retail consumer, commercial banking and financial services within Bristol and the surrounding area.

Highlights as of and for the nine and three-month periods ended September 30, 2020 include the following.

Year-to-date September 30, 2020

·	The net interest margin was 3.65%, a reduction of 19 basis points compared to 3.84% for the first nine months of 2019;

·	Net interest income was essentially unchanged at $18.7 million when compared to the first nine months of 2019,;

·	Provision for loans losses was $2.0 million, an increase of $710 thousand compared to the first nine months of 2019;

·	Noninterest income was $5.9 million, a decrease of $674 thousand compared to the first nine months of 2019, primarily due to the non-recurring gain of $810 thousand in the prior year on the sale and leaseback of the Lebanon office, offset by a $204 thousand increase in card processing and interchange income, which resulted from renegotiated contracts discussed above;

·	Salaries and employee benefits expense was $10.3 million, a reduction of $720 thousand compared to the same period of 2019, which was due mainly to the restructuring discussed above;

·	ATM network expense was $1.1 million, a reduction of $276 thousand compared to the same period in 2019, resulting from a renewed and renegotiated contract;

·	Loan related expenses were $275 thousand, a reduction of $209 thousand, or 43.2%, compared to the same period in 2019;

·	Expenses associated with other real estate owned were $255 thousand, a reduction of $270 thousand, or 51.5%, as compared to the nine-month period ended September 30, 2019; and

·	Total noninterest expenses were $20.7 million, a reduction of $1.3 million, or 5.8%, as compared to the same period in 2019, due to reasons described in the prior four bulleted items.

For the quarter ended September 30, 2020

·	Net interest margin was 3.66% for the quarter, a decrease of 24 basis points compared to 3.90% for the quarter ended September 30, 2019, due to market rate reductions;

·	Net interest income improved to $6.4 million for the quarter, an improvement of $67 thousand compared to the same quarter in 2019;

·	Provision for loans losses was $450 for the quarter, a reduction of $570 thousand compared to the same quarter in 2019;

·	Noninterest income was $2.1 million for the quarter, a decrease of $739 thousand, or 25.9%, compared to the same quarter in 2019, mainly due to the $810 thousand non-recurring gain on the sale of the Lebanon branch in 2019 discussed above;

·	Salaries and employee benefits expense decreased to $3.0 million for the quarter, a reduction of $563 thousand, or 15.9%, compared to the same quarter in 2019; and

·	Expenses associated with other real estate owned were $59 thousand for the quarter, a reduction of $40 thousand, or 40.4%, compared to the same quarter in 2019.

Balance Sheet

·	Year to date, total loans increased $22.6 million, or 4.0%, to $585.1 million;
·	Securities available for sale decreased $6.5 million, or 12.2%, to $46.7 million at September 30, 2020 compared to December 31, 2019
·	Time deposits decreased $10.9 million, 18.8%, to $249.7 million at September 30, 2020 compared to December 31, 2019
·	Total deposits increased $40.2 million, or 6.5%, to $661.7 million at September 30, 2020 compared to December 31, 2019;
·	Borrowings remained unchanged year-to-date;
·	Total capital at September 30, 2020 was $56.9 million;
·	Book value per share was $2.38 as of September 30, 2020; and
·	The Bank remains ‘well capitalized’ as defined by regulatory guidance.

Asset Quality

·	Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $8.6 million at September 30,2020, a decline of $31,000, or 0.4% during the first nine months of 2020;
·	Nonperforming assets as a percentage of total assets was 1.15% as of September 30, 2020;
·	Loans past due 30 days or more, or on nonaccrual totaled, $10.1 million, or 1.7% of total loans outstanding;
·	Annualized net charge offs as a percentage of average loans for the quarter were 0.03%, down from 0.76% for the third quarter of 2019; and
·	The allowance for loan losses as a percentage of total loans was 1.19% as of September 30, 2020 compared to 0.95% as of December 31, 2019. Excluding PPP loans, the allowance as a percentage of total loans was 1.25% as of September 30, 2020.

Comparison of the nine months ended September 30, 2020 to September 30, 2019

The Company’s primary source of income is net interest income, which was $18.7 million for the first nine months of 2020, essentially unchanged when compared to the first nine months of 2019. While we had increases in both loans and balances in interest-bearing deposits in other banks, the growth was not sufficient to offset the impact of decreases in interest rates, resulting in a decrease in interest income of $596 thousand. However, total interest expense decreased by $569 thousand, nearly entirely mitigating the decrease in interest income, due primarily to the year-over-year decrease in average balances of interest-bearing deposits, specifically money market and time deposits, combined with the decrease in rates paid on money market deposits.

Overall, the net interest margin decreased 19 basis points (bps) to 3.65%. This reduction in interest rates was a direct result of actions taken by the Federal Reserve’s Federal Open Market Committee, in response to the economic impact of the pandemic, which reduced the target federal funds rate twice in March 2020, by 150 bps. As a result of these actions the target federal funds rate now stands at 0.00% - 0.25% and the prime interest rate stands at 3.25%. Additionally, the yield on PPP loans is 1.00% (excluding the impact of deferred fee income), which reduces the overall average yield on loans. Fee revenue from the SBA on PPP loans only partially mitigates the low rate on these loans. Our yield on loans was 4.97% for the first nine months of 2020 compared to 5.15% for the same period in 2019. We have responded by lowering rates paid on deposit accounts, as evidenced by our 0.77% cost of funds for the first nine months of 2020 compared to 0.92% for the same period in 2019.

As we prepare for potential asset quality challenges, the provision for loan losses increased $710 thousand, or 55.0%, to $2.0 million for the first nine months of 2020 compared to $1.3 million for the first nine months of 2019. The economic impact of COVID-19 caused us to reassess the internal and external qualitative factors used in our loan loss model, resulting in the increased provision to the allowance for loan losses. Specifically, we adjusted internal factors to recognize risk associated with providing forbearance to existing borrowers. External factors were adjusted to reflect the economic impact on domestic production and increased unemployment. We continually measure the anticipated economic impact of the pandemic, but depending on the length of the economic downturn and the nature and speed of any future recovery, additional provisions may be needed beyond those necessary to support organic growth of the loan portfolio.

Noninterest income for the first nine months of 2020 was $5.9 million, a decrease of $688 thousand, or 10.4%, when compared to the same period in 2019. This decrease was driven primarily by the $810 thousand non-recurring gain on the sale of the Lebanon office recorded in 2019. However, card processing revenue increased $204 thousand for the comparative periods due to the renegotiated contract with our provider. Service charges and fees decreased $359 thousand due to reduction in overdraft protection revenue, a result of the impact of stimulus and PPP funds received by our customers.

Noninterest expense decreased $1.3 million, or 5.7%, to $20.7 million for the first nine months of 2020 compared to the first nine months of 2019, primarily due to a reduction of $720 thousand in salaries and benefits expenses, a result of restructuring and reduced staffing discussed above. These reduced salaries and benefits costs helped offset the impact of the related nonrecurring costs due to the severance payments and expenses of the consulting firm. This firm is also reviewing our processes and procedures. Once enhancements resulting from the review are fully implemented, it is estimated that the pre-tax annual benefits will exceed $3.0 million.

Other operating expenses of $5.1 million are down $501 thousand for the first nine months of 2020 compared to the first nine months of 2019, due largely to reductions in expenses related to other real estate owned, loan related expenses, and ATM processing, which decreased $270 thousand, $209 thousand, and $276 thousand, respectively. OREO costs benefited from a gain recognized on the sale of a foreclosed property in February, while loan collection costs reflect the impact of loan forbearance combined with the moratorium on foreclosures. The reduction in ATM processing relates to benefits obtained from renewed and renegotiated contracts that took effect during the second quarter of 2019. This new agreement with our card services provider is anticipated to provide a combination of annualized revenue and savings of approximately $400 thousand over a five-year period. As noted in the discussion of noninterest income, above, card processing fees increased $204 thousand for the comparative periods.

The efficiency ratio, a non-GAAP measure, improved to 84.2% for the first nine months of 2020 from 86.8% for the first nine months of 2019, due to improvements made thus far as discussed above.

Comparison of the Three Months ended September 30, 2020 to September 30, 2019

Net interest income was up $67 thousand to $6.4 million during the third quarter of 2020 compared to the third quarter of 2019. Although interest income was down $267 thousand due to reductions in market rates and yields on earning assets, interest expense was down $334 thousand due to reductions in our cost of funds, more than mitigating the reduction in interest income. As discussed above, the effect of rate reductions by the Federal Reserve’s Federal Open Market Committee, in response to the economic impact of the pandemic, has overshadowed increased loan balances and interest-bearing deposits in other banks. While we had increases in loans and increases in deposits in other banks, that growth was not sufficient to offset the impact of decreases in interest rates. Overall, the net interest margin decreased 25 basis points (bps) to 3.65% during the third quarter of 2020, from 3.90% for the third quarter of 2019, driven by a 51 bps reduction in yield on earning assets, partially mitigated by a 26 bps reduction in cost of funds. The net estimated annualized effect of a 25 bps reduction in net interest margin is $1.7 million against pre-tax income. We expect this lower interest rate environment to continue affecting net interest income for the foreseeable future.

The provision for loan losses decreased $570 thousand, or 55.9%, to $450 thousand for the third quarter of 2020 compared to $1.0 million for the third quarter of 2019.

Noninterest income for the third quarter of 2020 was $2.1 million, down $739 thousand, or 25.9%, when compared to the third quarter of 2019. This decrease was driven primarily by the $810 thousand non-recurring gain on the sale of the Lebanon branch in the third quarter of 2019. Income from service charges was down $88 thousand, as overdraft protection revenue was impacted by federal stimulus payments and PPP funds received into our customers’ deposit accounts. However, as part of the earnings enhancement project, we reviewed our fee schedule for deposit products and revised and restructured the schedule, which became effective August 1, 2020, so we anticipate an increase in service fees and other charges going forward. Card processing and interchange fees increased $92 thousand due to benefits of the renegotiated contract with our card provider. Revenue from insurance and investments fees increased $48 thousand, or 30.4%, as customers see out investment alternatives in response to the current low interest rate environment.

Noninterest expense for the third quarter of 2020 was down $797 thousand, or 11.3%, to $6.3 million compared to the third quarter of 2019. Salaries and benefits expenses decreased $563 thousand due to reduced staff from the restructuring discussed earlier. Other operating expenses were down $227 thousand, or 12.7%, to $1.6 million for the same comparable periods, largely due to ATM network expense, legal and professional fees, and loan related expenses, which decreased $131 thousand, $132 thousand, and $106 thousand, respectively. Loan related expense reductions are due to the moratorium on foreclosures. ATM expense reductions are related to renegotiated contracts previously discussed.

The efficiency ratio, a non-GAAP measure, improved to 73.6% for the third quarter of 2020 compared to 76.9% for the third quarter of 2019.

Balance Sheet

Total assets increased $42.8 million, or 6.1%, to $749.1 million at September 30, 2020 from $706.4 million at December 31, 2019, driven by increased interest-bearing deposits in other banks, a result of cash from deposit growth, plus an increase in loan balances driven by Paycheck Protection Program (PPP) loans. Deposit growth of $40.2 million is net of approximately $27 million in withdrawals during the first and second quarters from one depositor of funds that had been deposited temporarily.

Total investments decreased $6.5 million, or 12.9%, to $44.1 million at September 30, 2020 from $50.6 million at December 31, 2019, but mitigated by unrealized gains of $1.0 million. During the nine months ended September 30, 2020, sales of investments totaled $1.0 million, resulting in net realized gains of $4 thousand, and calls and principal paydowns totaled $8.3 million.

There were $337 thousand in loans held for sale at September 30, 2020, compared to $2 thousand at December 31, 2019.

Loans receivable increased $22.6 million, or 4.0%, to $585.1 million at September 30, 2020 as compared to $562.5 million at December 31, 2019, driven mainly by 665 PPP loans totaling $43.5 million. The PPP loans were originated, principally, in our general market area, with $29.5 million, $3.3 million and $10.0 million originated in Virginia, Tennessee and West Virginia, respectively. These loans were extended to borrowers in a number of businesses such as physician and hospital services, $6.6 million, professional services $3.4 million, coal mining $2.8 million, residential construction and repair $2.5 million; natural gas drilling $1.7 million, trucking and freight $1.5 million, restaurants $1.4 million and hotels $1.4 million. While other loan demand has softened, we continue to seek opportunities to provide credit at reasonable terms. At September 30, 2020, approximately $13.4 million in new loans were in the pipeline. Through November 13, 2020, approximately $4.0 million of these loans have closed. It is anticipated that loan demand for commercial real estate, capital assets and purchase money mortgage loans will continue to be dampened, as borrowers remain impacted by the pandemic-related economic downturn.

Total deposits increased $40.2 million, or 6.5%, to $661.7 million at September 30, 2020 from $621.5 million at December 31, 2019 due to funding of PPP loans and federal stimulus payments to customers. During those nine months, noninterest-bearing demand deposits increased $44.6 million, or 26.1%, driven primarily by $30.2 million in federal stimulus payments received by customers in April 2020 through the CARES Act, plus PPP loan funds, which were typically deposited into a customer’s checking account. Also during those nine months, interest-bearing deposits decreased $4.4 million, or 1.0%, driven primarily by a decrease in money market accounts of $23.5 million, partially mitigated by an increase of $12.8 million in interest-bearing demand deposits and an increase in savings accounts of $17.6 million. The $27 million in withdrawals by a large customer discussed previously came from a money market account. Although we have lowered deposit rates, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Trust preferred securities of $16.5 million at September 30, 2020 were unchanged compared to December 31, 2019.

Borrowed funds from the FHLB were $5.0 million at both September 30, 2020 and December 31, 2019. The following table presents the FHLB advances:

(Dollars in thousands)	Maturity Date	Rate	September 30, 2020	December 31, 2019

Fixed Rate Hybrid	6/30/2021	1.34%	5,000	5,000

Total equity at September 30, 2020 was $56.9 million, an increase of $2.3 million, or 4.2%, compared to $54.6 million at December 31, 2019. Net income of $1.5 million and other comprehensive income of $818 thousand drove this increase.

Asset Quality

Nonperforming assets increased $31 thousand, or 0.4%, during the first nine months of 2020, driven by an increase in nonaccrual loan balances of $187 thousand that was mitigated by a decrease in OREO of $156 thousand. As a result, the ratio of nonperforming assets to total assets decreased to 1.15% at September 30, 2020 compared to 1.21% at December 31, 2019.

Nonperforming assets include nonaccrual loans, OREO and loans past due more than 90 days, which are still accruing, interest. Our policy is to place loans on nonaccrual status once they reach 90 days past due. The makeup of the nonaccrual loans is primarily those secured by residential mortgages and commercial real estate. OREO is primarily made up of commercial and single-family residential properties. We continue extensive and aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to reduce nonperforming assets. We are mindful of the impact on earnings and capital as we work to achieve this goal. However, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Nonperforming assets consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Nonaccrual loans	$5,343	$5,156
Loans past due more than 90 days, still accruing	—	—
Nonperforming loans	5,343	5,156
Other real estate owned	3,237	3,393
Nonperforming assets	$8,580	$8,549

Nonperforming loans/Total loans at period end	0.91%	1.52%
Nonperforming assets/Total assets at period end	1.15%	1.21%

All OREO properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first nine months of 2020, $914 thousand of OREO was acquired as a result of settlement of foreclosed loans. Foreclosed real estate sales for the first nine months of 2020 totaled $562 thousand, resulting in a net gain of $52 thousand. In an effort to reduce our level of foreclosed properties, we maintain the aggressive approach toward liquidating properties, exhibited over the past, by making pricing adjustments to expedite sales. This includes valuation adjustments of $132 thousand recorded thus far in 2020. As we continue these efforts, additional losses could occur, while reducing future carrying costs. We do have lease agreements on certain OREO properties that are generating rental income at market rates. Rental income on OREO properties was $47 thousand for the first nine months of 2020 compared to $49 thousand for the first nine months of 2019.

Loans rated substandard or below totaled $5.3 million at September 30, 2020 compared to $5.1 million at December 31, 2019. Total past due loans decreased to $6.4 million at September 30, 2020 from $8.2 million at December 31, 2019.

Our allowance for loan losses at September 30, 2020 was $7.0 million or 1.19% of total loans (1.29% when excluding the $43.5 million of PPP loans) as compared to $5.4 million or 0.95% of total loans at December 31, 2019. Impaired loans totaled $4.8 million with an estimated related specific allowance of $346 thousand for potential losses at September 30, 2020 as compared to $5.6 million of impaired loans with an estimated related allowance of $323 thousand at the end of 2019. A provision of $2.0 million was recognized for the first nine months of 2020 compared to $1.3 million during the first nine months of 2019. In the first nine months of 2020, net charge-offs totaled $381 thousand, or 0.07% of average loans, annualized, as compared to $1.5 million, or 0.27%, of average loans for the same period of 2019. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary. Our internal and external qualitative factors have been adjusted to reflect known and anticipated changes to the overall risk to the loan portfolio resulting from the COVID-19 pandemic. Those changes along with the assessment of the inherent and specific risks associated with the loan portfolio resulted in additional provisions to the allowance during 2020. The following table summarizes components of the allowance for loan losses and the related loans as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Specific allowance	$348	$323
General allowance	6,641	5,045
Total allowance	$6,987	$5,368

Impaired loans	$4,833	$5,575
Other loans	580,289	556,969
Total loans	$585,122	$562,544

Total allowance/Total loans	1.19%	0.95%
General allowance/Other loans	1.14%	0.91%

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $4.0 million and $4.6 million existed at September 30, 2020 and December 31, 2019, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses.

Capital Resources

Total stockholders’ equity at September 30, 2020 was $56.9 million compared to $54.6 million at December 31, 2019, an increase of $2.3 million. The increase includes net unrealized gains of $818 thousand related to the available-for-sale investment portfolio, net of tax, plus net income of $1.5 million for the nine-month period.

The Company meets the eligibility criteria to be classified as a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and is therefore not obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios along with the minimum regulatory thresholds to be considered well-capitalized are presented in the following table:

	Well-Capitalized Regulatory Threshold	September 30, 2020	December 31, 2019
Tier 1 leverage	5.00%	8.93%	9.43%
Common equity Tier 1	6.50%	14.19%	13.72%
Tier 1 risk-based capital	8.00%	14.19%	13.72%
Total risk-based capital	10.00%	15.44%	14.83%

At September 30 2020, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Tangible book value, which is total stockholders’ equity net of accumulated other comprehensive income, was $2.34 per common share at September 30, 2020 and $2.28 per share at December 31, 2019. Other key performance indicators are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Return on average assets[1]	0.75%	0.50%	0.27%	0.31%
Return on average equity[1]	10.12%	6.49%	3.61%	4.15%
Average equity to average assets	7.41%	7.63%	7.47%	7.40%

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

Liquidity

Given the pandemic, we have elevated our monitoring of liquidity, including consideration of leveraging or selling illiquid assets, and deem liquidity to remain adequate to meet potential needs. Liquid assets include cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $115.0 million at September 30, 2020, an increase from $93.9 million at December 31, 2019. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs for the upcoming 12 months.

At September 30, 2020, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $37.1 million, which is net of the $7.0 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank.

Our loan to deposit ratio was 88.4% at September 30, 2020 and 90.5% at December 31, 2019. We anticipate this ratio to remain at or below 90% for the foreseeable future, excluding the impact of PPP loan originations.

Available third-party sources of liquidity at September 30, 2020 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. We also have the ability to cumulatively borrow $20.0 million in unsecured federal funds through credit facilities extended by various correspondent banks.

The Bank’s total line of credit with the FHLB is $188.4 million, with unused availability at September 30, 2020 of $166.4 million. One advance was outstanding at September 30, 2020 for $5.0 million and the line also secures letters of credit totaling $17.0 million. The advance and letters of credit are secured by a blanket lien on our residential real estate loans that amounted to $138.9 million at September 30, 2020.

The Bank also has access to the brokered deposits market and the Certificate of Deposit Registry Service (“CDARS”). At September 30, 2020, we held no brokered deposits and $9.5 million in CDARS reciprocal time deposits.

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

The bank holding company has approximately $44 thousand in cash on deposit at the Bank at September 30, 2020. Additionally, $585 thousand in dividend payments from the Bank have been received in the first nine months of 2020. These funds will be used to pay operating expenses and make quarterly interest payments on the trust preferred securities.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the nine months ended September 30, 2020 to the off-balance sheet items and the contractual obligations disclosed in our 2019 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	November 20, 2020

By:	/s/ JOHN J. BOCZAR
John J. Boczar.
Executive Vice President and Chief Financial officer

Date:	November 20, 2020