Form 10-K
period 2020-12-31
NEW PEOPLES BANKSHARES INC
filed 2021-04-08
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Non-accelerated filer ☒                                                                                        Smaller reporting company ☒

                                                                                                                               Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales price of $1.40 per share on the last business day of the second quarter of 2020, was $14,465,501.

The number of shares outstanding of the registrant’s common stock was 23,922,086 as of March 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2021 Annual Meeting of Shareholders – Part III

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

In June 2003, New Peoples formed two new wholly-owned subsidiaries, NPB Financial Services, Inc. (renamed NPB Insurance Services, Inc. in June 2012) and NPB Web Services, Inc., an inactive web design and hosting company.

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

Branch Locations

After a period of significant branch expansion between 2000 and 2008, we have since consolidated some of our branch operations to improve efficiency. Currently, in addition to our headquarters in Honaker, Virginia we have 18 full-service branches located in three states: Virginia - Abingdon, Big Stone Gap, Bluefield, Bristol, Castlewood, Chilhowie, Clintwood, Gate City, Grundy, Haysi, Lebanon, Pounding Mill, Tazewell, Weber City and Wise; West Virginia - Princeton (2); and Tennessee – Kingsport. Additionally, we have one limited services branch in Pound, Virginia; a loan production office in Boone, North Carolina; and a former loan production office in Jonesborough, Tennessee which is currently being used as a hub to meet prospective loan customers.

On September 14, 2020, we opened the branch office in Kingsport, Tennessee, which is located in a building we purchased in February 2020. On October 30, 2020, we closed a nearby office and transferred accounts to the newly opened branch. We have also moved our loan production office to this location and terminated the lease on the former loan production office when it expired in the fourth quarter of 2020.

Renovations to a building we purchased in Bristol, Virginia in 2019, resumed in January 2021 and we anticipate opening this office during the third quarter of 2021. The impact of COVID-19 had caused us to delay those renovations. Regulatory approval to operate this office as a full-service branch was initially received in October 2019 and has been extended to October 2021. We believe this expansion, along with the newly opened Kingsport, TN location, fits our stated objective of expanding our presence in the Tri-Cities market area. The Bristol location is within the business district and will allow us to provide retail consumer, commercial banking and financial services within Bristol and the surrounding area.

Our Market Areas

Our primary market area consists of southwestern Virginia, southern West Virginia, northeastern Tennessee, and western North Carolina. Specifically, we operate in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, Wise, and Smyth; Mercer county in southern West Virginia and the northeastern Tennessee counties of Sullivan and Washington (collectively, the “Tri-State Area”). In North Carolina, our loan production office is in the county of Watauga. The close proximity and mobile nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia, Tennessee and North Carolina place these markets within our Bank’s targeted trade area, as well.

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

Internet Site

Our internet banking site can be accessed at www.newpeoples.bank. The site includes a customer service area that contains branch and Interactive Teller Machine (ITM) locations, product descriptions and current interest rates offered on deposit accounts. Customers with internet access can apply for loans, open deposit accounts online, access account balances, make transfers between accounts, enter stop payment orders, order checks, and use an optional bill paying service.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC. Our SEC filings are filed electronically and are available to the public online at the SEC’s web site at www.sec.gov. We also provide a link to our filings on the SEC website, free of charge, through our internet website www.npbankshares.com under “Investor Relations.” Information on the websites of the Company and the Bank is not a part of, and is not incorporated into, this report or any other filings the Company makes with the SEC.

COVID-19 Pandemic

The coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. Although the temporary closure of many businesses and shelter-in-place policies have eased, restrictions and social distancing continue to impact many of the Company’s customers. While the full effects of the pandemic still remain unknown, the Company is committed to supporting its customers, employees and communities during this difficult time. The Company has given hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances. The pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions, we may be required to recognize impairments on securities, goodwill or other significant estimates. The extent to which the pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Effective March 16, 2020, the Federal Reserve lowered the federal funds target rate to a range of between zero and 0.25%. This action followed a prior reduction of the federal funds target rate to a range of 1.00% to 1.25% effective on March 4, 2020. These actions were taken in an emergency response to stem the economic impact of the pandemic. The Federal Reserve has indicated that it expects to maintain the targeted federal funds rate at current levels until such time that the economic environment has stabilized for a period of time. The Company’s earnings and related cash flows are largely dependent upon net interest income, representing the difference between interest income received on interest-earnings assets, primarily loans and securities, and the interest paid on interest-bearing liabilities, primarily customer deposits and borrowed funds. Since the Company’s balance sheet is asset sensitive, earnings are more adversely affected by falling rates since rate sensitive assets reprice more quickly than rate sensitive liabilities. Should the Federal Reserve take any further action regarding rates in relation to the pandemic, the Company’s margins could be compressed even further, perpetuating the negative effect on net income.

The U.S. government also enacted certain fiscal stimulus measures in several phases to assist in counteracting the economic disruptions caused by the pandemic. On March 6, 2020, the Coronavirus Preparedness and Response Supplemental Appropriations Act was enacted to authorize funding for research and development of vaccines and to allocate money to state and local governments for response and containment measures. On March 18, 2020, the Families First Coronavirus Response Act was put in place to provide for paid sick/medical leave, no-cost coverage for testing, expanded unemployment benefits and additional funding to states for the ongoing economic consequences of the pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. Among other measures, the CARES Act provided $349 billion for the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA) to assist qualified small businesses with certain operational expenses, certain credits for individuals and their dependents against their 2020 personal income tax and expanded eligibility for unemployment benefits. This legislation was later amended on April 24, 2020, by the Paycheck Protection Program and Healthcare Enhancement Act which provided an additional $310 billion of funding for PPP loans.

Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by the pandemic. Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued a similar guidance, which also clarified that a COVID-19 related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. The Company implemented a short-term modification program to provide relief to consumer and commercial customers following the guidelines of these provisions. Most modifications fall into the 90 to 180-day range with deferred principal and interest due and payable on the maturity date of the existing loans. Specific detail describing these modifications made in relation to the CARES Act can be found in the Loans and Troubled Debt Restructurings discussions in Notes 6 and 8 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Following the enactment of these provisions, in December 2020, the Consolidated Appropriations Act, 2021 was enacted to provide additional economic stimulus to individuals and businesses in response to the extended economic distress caused by the pandemic. This included additional stimulus payments to individuals and their dependents, and extension of enhanced unemployment benefits, $284 billion of additional funds for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less. The Bank was a lender for the initial SBA program and closed 665 PPP loans totaling $44.5 million. As of March 31, 2021, 407 loans totaling $24.7 million were fully repaid through forgiveness by the SBA. The Bank is also participating in the second round of the program and through March 31, 2021 has closed 322 loans totaling $18.8 million.

The Company has responded to the circumstances surrounding the pandemic to support the safety and well-being of the employees, customers and shareholders by enacting the following measures:

●

A pandemic response team was formed of key employees. This team meets weekly to address the various aspects of the pandemic and how the bank will respond to the issues that impact customers, employees and the communities we serve.

●	The 2020 annual shareholder meeting was held virtually, as will the 2021 meeting.
●	Non-essential travel and large external gatherings were restricted and mandatory quarantine periods and testing were instituted for anyone that has known exposure to COVID-19.
●

Remote-access availability was expanded to enable, where possible, work at home or alternate locations, in order to segregate employees in operational areas to mitigate possible spread of illness to an entire department.

●	Lobby services were discontinued. However, appointments can be made as necessary to complete paperwork or complex transactions, or to access safe deposit boxes.
●	Drive-thru services remain open where available, and the use of ITMs, internet banking and mobile banking services are encouraged.
●	We initiated a call program to check on the welfare of customers and to inform them of the various service options available to them in lieu of face-to-face transactions.
●	The capability to electronically sign important documents has been expanded.
●	Social distancing policies were implemented and employees are required to wear masks, and customers are encouraged to do the same.

Given the dynamic nature of the circumstances surrounding the pandemic, it is difficult to ascertain the full impact the ongoing economic disruption will have on the Company. While this impact cannot be predicted or measured, we expect that our income could be impacted in various ways. It is anticipated that the provision for loan loss expense will remain elevated in expectation of a deterioration in a portion of the loan portfolio. As a result of the significant decline in interest rates, the Company may continue to experience a decline in net income and resulting net interest margin; however, there will be a benefit from the fees arising from the PPP loan program. Also, it is possible that noninterest income could be reduced as customers may use fewer fee-based services due to continuing COVID-19 mitigation efforts, such as stay-at-home orders. The Company will continue to closely monitor situations arising from the pandemic and adjust operations accordingly.

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

Loans by type as a percentage of total loans are as follows:

	December 31,
	2020	2019	2018	2017	2016
Commercial, financial and agricultural	19.28%	14.45%	15.20%	13.35%	11.75%
Real estate – construction	4.35%	5.53%	6.42%	5.80%	5.50%
Real estate – commercial	31.17%	30.30%	25.74%	24.89%	22.05%
Real estate – residential	41.62%	45.61%	48.15%	51.59%	55.97%
Installment loans to individuals	3.58%	4.11%	4.49%	4.37%	4.73%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

In 2020, commercial loans also include PPP loans that were made to assist small businesses and non-profit organizations during the pandemic to cover payroll costs and other permitted expenses. These loans are fully guaranteed by the Small Business Administration.

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

Consumer Loans. Our consumer loans consist primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans that we make include home improvement loans, debt consolidation loans and general consumer lending. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance due to the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. A borrower may also be able to assert against the Bank as an assignee any claims and defenses that it has against the seller of the underlying collateral.

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

Deposits. We offer a variety of deposit products for both individual and business customers. These include demand deposit, interest-bearing demand deposit, savings deposit, money market, health savings and individual retirement (IRA) deposit accounts. In addition, we offer certificates of deposit with terms ranging from 7 days to 60 months, including IRAs with terms ranging from 12 months to 60 months.

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

We do not presently anticipate obtaining trust powers, but we are able to provide similar services through our affiliation with Infinex Investments, Inc. Additionally, we have initiated programs of differentiator presentations focusing on such issues as financial literacy and elder abuse. We believe that these types of programs assist our local communities and highlight the skills of our financial service providers.

Competition

The financial services business is highly competitive. We compete as a financial intermediary with other commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the southwestern Virginia, southern West Virginia, eastern Tennessee, and western North Carolina market areas and elsewhere, including online financial services providers. Our market area is a highly competitive, highly branched banking market.

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

While pricing is important, our principal method of countering the competition is service. As a community banking organization, we strive to serve the banking needs of our customers while developing personal, hometown relationships with them. Additionally, we worked to implement and enhance digital banking services prior to the onset of the pandemic. As a result, we provide a significant amount of service and a range of products through multiple channels at reasonable fees.

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2020, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows:

County or City	% of Market
Scott County, VA	38.60%
Dickenson County, VA	29.13%
Russell County, VA	25.15%
Wise County, VA	10.59%
Tazewell County, VA	9.14%
Buchanan County, VA	9.56%
Mercer County, WV	6.23%
Smyth County, VA	4.66%
Washington County, VA	4.34%
City of Bristol, VA	3.12%
City of Kingsport, TN	1.98%

Employees

As of December 31, 2020, we had 201 total employees, of which 193 were full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

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

The BHCA provides a long list of “financial” activities that may be engaged in by FHCs such as underwriting, brokering or selling insurance; providing financial or investment advice or underwriting, dealing in or making a market in securities.

There are other potential “financial” activities in which the Federal Reserve is permitted to designate as permitted financial or incidental to financial activities.

We do not currently undertake activities specifically permitted to us as a FHC that are not otherwise permissible for bank holding companies not qualified as FHCs.

Bureau of Financial Institutions (BFI). As a bank holding company registered with the BFI, we must provide the BFI with information concerning our financial condition, operations and management, among other reports required by the BFI. New Peoples is also examined by the BFI in addition to its Federal Reserve examinations. Similar to the BHCA, the Code of Virginia requires that the BFI approve the acquisition of direct or indirect ownership or control of more than 5% of the voting shares of any Virginia bank or bank holding company like us.

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

	Total Risk	Tier 1 Risk	CET1 Risk
	Based Capital	Based Capital	Based Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Well Capitalized	≥10%	≥ 8%	≥ 6.5%	≥ 5%
Adequately Capitalized	≥ 8%	≥6%	≥4.5%	≥ 4%
Undercapitalized	≥ 8%	≥6%	≥4.5%	≥ 4%
Significantly Undercapitalized	≥ 6%	≥ 4%	≥3%	≥3%
Critically Undercapitalized	Tangible equity to total assets ≤ 2%

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

On September 17, 2019, the federal banking regulators jointly issued a final rule required by the Economic Growth, Regulatory Reform and Consumer Protection Act (EGRRCPA) that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets, such as New Peoples and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or CBLR). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. We have not adopted the CBLR framework.

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

In September 2020, the Federal Reserve issued a proposed rule that would significantly change existing Community Reinvestment Act regulations. The proposed rule is intended to: (i) strengthen Community Reinvestment Act’s core purpose of meeting the wide range of low- to moderate-income banking needs and addressing inequities in financial services and credit access; (ii) update standards to reflect changes in banking over time, including the increased use of mobile and internet delivery channels, (iii) promote financial inclusion by including special provisions for activities in underserved areas, and for investments in minority-owned institutions, (iv) bring greater clarity, consistency, and transparency to performance evaluations that are tailored to local conditions, (v) tailor performance tests and assessments to account for differences in bank sizes and business models, (vi) clarify and expand eligible Community Reinvestment Act activities focused on low- to moderate-income communities, (vii) minimize data burden and tailor data collection and reporting requirements, and (vii) recognize the special circumstances of small banks in rural areas. We are evaluating what impact this proposed rule, if implemented, may have on the Company.

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

Anti-Money Laundering Legislation. New Peoples is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the Money Laundering Control Act of 1986, the USA PATRIOT Act of 2001, and the Anti-Money Laundering Act of 2020. Among other things, these laws and regulations require New Peoples to take steps to prevent the use of New Peoples for facilitating the flow of illegal or illicit money, to report large currency transactions, and to file suspicious activity reports. The Company is also required to carry out a comprehensive anti-money laundering compliance program. Violations can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau (CFPB), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It also oversees the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions, such as the Company and the Bank, the CFPB coordinates its examination activities through their primary regulators.

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

Cyber Security. In March 2015, federal regulators issued two related statements regarding cyber security. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

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

Item 1A.    Risk Factors

Not required.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.     Properties

At December 31, 2020, the Company’s net investment in premises and equipment was $22.2 million, which includes construction $1.0 million in progress related to a Bristol, Virginia location. Our main office and operations center is in Honaker, Virginia, which includes a full-service branch, and a separate administration and operations center.

The Bank owns 14 of its full-service branches, including its headquarters office, plus its one limited-service branch. The locations of these branches are described in Item 1. In 2017, the Bank sold its Abingdon, Bristol, Gate City and Castlewood, Virginia properties and in connection with the sale of these four properties, entered into commercial lease agreements for the properties, which allowed the Bank to continue to service customers from these locations. During the third quarter of 2019, the Bank sold its Lebanon, Virginia property, and in connection with this sale, entered into a commercial lease agreement which allows the Bank to continue to service customers from this location. For additional discussion of these leases see Note 17, Leasing Activities, in Notes to the Consolidated Financial Statements contained in Item 8 of this form 10-K. Aside from the retail branch offices, we own a building in Bristol, Virginia that is being renovated as a full-service branch with a planned opening in the third quarter of 2021. Additionally, the bank owns two operations buildings, one housing its network operations and another that serves as our call center and ITM network operations center. In November 2020, we entered into a short-term lease on a building in Boone, North Carolina that serves as a loan production office.

During 2018, we limited activity at the Jonesborough, Tennessee loan production office and in 2019 it was closed and the ITM at this site was relocated. Currently, this location is being used as a hub for meeting with prospective loan customers.

The Bank owns a location in Dungannon, Virginia that is currently being leased out, but was formerly used as a branch until its closure during 2010. Two other closed branches (Bluewell, West Virginia and Jonesville, Virginia) that are vacant may be used for future banking offices again. A third vacant former branch office in Bristol, Virginia had been under consideration as a future banking office, but this is likely to change due to its proximity to the office we are renovating. A fourth former branch office in Norton, Virginia was transferred to other real estate owned in 2019 and is being marketed for sale. With the opening of an office in Kingsport, Tennessee in the third quarter of 2020, we closed a nearby location and transferred customer accounts to the new Kingsport office. As a result of assessing our branch network, as part of the overall efficiency project undertaken in 2019 and 2020, offices in Pound and Weber City, Virginia are scheduled to close in the second quarter of 2021, with those accounts being transferred to nearby offices.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3.     Legal Proceedings

In the normal course of operations, we may become a party to legal proceedings, as discussed in Note 20 Legal Contingencies to the consolidated financial statements contained in Item 8 of this form 10-K

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)        Market Information

Computershare Investor Services is the stock transfer agent for New Peoples Bankshares, Inc. The common stock of New Peoples is quoted on the OTC Market’s Pink Open Market under the symbol “NWPP”. The volume of trading of shares of common stock is very limited. Trades in our common stock occur sporadically on a local basis and typically in small volumes. Over-the-Counter market quotations reflect inter-dealer prices without retail mark up, mark down or commissions and may not necessarily represent actual transactions.

The most recent sales price of which management is aware was $2.00 per share on March 24, 2021.

(b)           Holders

On March 24, 2021, there were approximately 4,321 shareholders of record.

(c)          Dividends

In order to preserve capital we have not paid cash dividends to our shareholders. Any declaration of dividends in the future will depend on our earnings, capital requirements, growth strategies, and compliance with regulatory mandates principally at the Bank level since the Company’s primary source of income is dividends which it would receive from the Bank. We are subject to certain dividend restrictions and capital requirements imposed by the Federal Reserve Bank as well as Virginia banking statutes and regulations. We do not anticipate paying a dividend on our common stock in the near future as the Company continues to have a retained deficit. We expect to retain earnings to build capital and position the Company to pay a dividend to its shareholders as soon as practicable. See Note 16 Dividend Limitation on Subsidiary Bank and Note 21 Capital to the consolidated financial statements contained in Item 8 of this form 10-K.

Item 6.        Selected Financial Data

Not required.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations  Caution About Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, and allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions.  Important factors that may cause actual results to differ from projections include:

●	the success or failure of our efforts to implement our business plan;

●	any required increase in our regulatory capital ratios;

●	satisfying other regulatory requirements that may arise from examinations, changes in the law and other similar factors;

●	deterioration of asset quality;

●	changes in the level of our nonperforming assets and charge-offs;

●	fluctuations of real estate values in our markets;

●	our ability to attract and retain talent;

●	demographical changes in our markets which negatively impact the local economy;

●	the uncertain outcome of current or future legislation or regulations or policies of state and federal regulators;

●	the successful management of interest rate risk;

●	the successful management of liquidity;

●	changes in general economic and business conditions in our market area and the United States in general;

●	credit risks inherent in making loans such as changes in a borrower’s ability to repay and our management of such risks;

●

competition with other banks and financial institutions, and companies outside of the banking industry, including online lenders and those companies that have substantially greater access to capital and other resources;

●	demand, development and acceptance of new products and services we have offered or may offer;

●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rate, market and monetary fluctuations;

●

the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues (including the ongoing novel coronavirus (COVID-19) outbreak and the associated efforts to limit the spread of the disease), and other catastrophic events;

●	technology utilized by us;

●	our ability to successfully manage cyber security;

●	our reliance on third-party vendors and correspondent banks;

●	changes in generally accepted accounting principles;

●	changes in governmental regulations, tax rates and similar matters; and,

●	other risks, which may be described in our future filings with the SEC.

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2020 and 2019 as well as results of operations for the years ended December 31, 2020 and 2019. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

New Peoples generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the volume of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank’s interest expense is a function of the average amount of interest-bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of provision expense added to the allowance for loan losses. The Bank also generates noninterest income from service charges on deposit accounts and commissions on insurance and investment products sold.

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

Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. In the past, the Company provided a valuation allowance on its net deferred tax assets where it was deemed more likely than not such assets would not be realized. At December 31, 2020 and 2019, the Company had no valuation allowance on its net deferred tax assets.

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

In December 2020, the federal banking agencies issued a notice of proposed rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The proposed rule also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

To date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cyber-attacks, but our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future.

Recent Events

Since December 31, 2019 COVID-19 has adversely affected, and will continue to adversely affect, economic activity globally, nationally and locally. Market interest rates have declined significantly. In early 2020, the Federal Open Market Committee reduced the target federal funds rate twice by a total of 150 basis points (bps). As a result of these actions the target federal funds rate now stands at 0.00% - 0.25% and the prime interest rate stands at 3.25%.

State and local governments have issued executive orders and businesses have implemented rules as simple as wearing a mask in public and social distancing to limiting attendance at public and household gatherings. This has had, and will continue to have, a significant adverse impact on the economy as certain industries have been seriously impaired or have been forced to close.

Financial services are considered essential services, and we have continued to meet the needs of our customers. We supplemented our existing procedures for the adoption of workplace safety standards outlined by the Virginia Department of Labor and Industry. Since the first quarter of 2020, we have maintained a committee dedicated to managing our response to the pandemic. This has included marshalling supplies and personal protective equipment, coordinating employee and customer communications, evaluating staffing and maintaining compliance with various mandates and regulations. We have restricted access to our lobbies since the first quarter of 2020. Based on our continuing assessment of the intensity of the pandemic in our market areas, we continue to limit lobby access and expect this limitation to be discontinued in the second quarter of 2021 as local cases decrease and vaccinations increase in our region. Meanwhile, our offices continue to provide customer services principally via drive-thru facilities and ITMs.

As part of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the Small Business Administration (SBA) was authorized to guarantee Paycheck Protection Program (PPP) loans used by borrowers for payroll and other permitted purposes. The SBA has provided a 100% guarantee and paid originators a processing fee ranging from 1% to 5%, based on the loan amount. We funded a total of $44.5 million of these loans for our customers through August 2020, when the funding period closed, and received $1.6 million in net fees from the SBA, which is being recognized as income over the terms of these loans. As of December 31, 2020, $994 thousand of these fees had been recognized in income. At December 31, 2020, $34.8 million of PPP loans remain. It is anticipated the SBA will forgive the majority of these loans. Through March 31, 2021, 407 loans have received forgiveness payments from the SBA totaling $24.7 million.

In January 2021, the United States Congress passed additional legislation providing economic relief related to the COVID-19 pandemic. This legislation included a second round of Paycheck Protection Loans. We are participating in this program and have funded 322 loans totaling $18.8 million through March 31, 2021

In response to the economic impact brought on by the COVID-19 pandemic, banking and financial regulators provided guidance to financial institutions regarding borrower requests for forbearance. In general, short-term deferrals or other minor modifications extended to borrowers who were current in their loan obligations at December 31, 2019, were not considered troubled debt restructurings (TDRs) or impairments. These accommodations have been provided in the form of payment deferrals or conversion to interest only for a period of time, generally, three to six months. As of December 31, 2020, 688 loans which have received some form of forbearance in accordance within the applicable legislative and regulatory guidelines totaled $112.0 million, and virtually all of them have progressed through their forbearance period, with 15 accounts totaling $836 thousand in forbearance at year-end. In addition to loans receiving forbearance under the CARES Act, 36 accounts totaling $2.4 million at December 31, 2020, were existing or newly classified as TDRs, that received temporary forbearance. Of all accounts receiving forbearance, 82 accounts totaling $5.6 million were past due 30 days or more, including six loans totaling $332 thousand that were past due 90 days or more at December 31, 2020. No accounts past due 90 days or more are accruing interest.

The majority of the loans which obtained forbearance are within our general market area, with $73.3 million, $16.7 million and $26.9 million in Virginia, Tennessee and West Virginia, respectively. At December 31, 2020, these loans cover a number of industries, such as residential property rental of $21.4 million, commercial and other real estate rental of $16.0 million, hotels and motels of $11.0 million; coal mining and natural gas extraction $6.0 million and amusement and entertainment of $5.0 million. Consumer loans represent $40.5 million, with $39.5 million secured by real estate. Most of these loans have reached the end of their forbearance period and the vast majority of these borrowers have resumed their payments. While we believe that the majority of these borrowers will be able to repay their obligations, we cannot reasonably estimate the risk of loss should the adverse economic impact of the pandemic continue for an extended period of time.

In summary, the adverse economic impact of the COVID-19 pandemic has been extensive and wide ranging, resulting in a steep decline in interest rates, an increase in unemployment and a resulting decline in economic output. At this time, we cannot reasonably estimate the term or intensity of any possible adverse impact on our financial position, operations or liquidity. Given the continuation in COVID-19 cases and hospitalizations, economic recovery may be slow and uneven. However, we are encouraged by the recent vaccination programs and therapeutic treatments that have been developed and are becoming more available to the mass population.

Overview

The Company’s consolidated net income for the year ended December 31, 2020 was $2.9 million, or basic income per share of $0.12 as compared to a net income of $2.1 million, or basic income per share of $0.09, for the year ended December 31, 2019. This is an increase of $831 thousand, or $0.03 per share. This increase was driven primarily by a reduction of $2.0 million in non-interest expense and an increase of $167 thousand in net interest income, offset by a reduction of $505 thousand in non-interest income and an increase of $250 thousand in provision for loan losses. The $2.0 million reduction in non-interest expense is a 6.9% decrease and was driven by an $878 thousand decrease in salaries and benefits and a $1.1 million decrease in other operating expenses. The salaries and benefits reduction is a result of the restructure announced in May of 2020. The other operating expenses reduction is a result of renegotiated contracts and reductions in expenses related to loan collections and foreclosed assets. A moratorium on foreclosures during most of 2020 drove the reductions in loan collections and foreclosed asset expenses. The increase in net interest income resulted from a $919 thousand decline in interest income which was more than mitigated by a $1.1 million reduction in interest expense. Economic conditions during 2020 drove reductions in market interest rates which negatively affected our interest income and allowed us to reduce our deposit rates.

At December 31, 2020, total assets were $756.6 million, total loans were $575.6 million, and total deposits were $668.0 million. We closed $44.5 million in PPP loans in 2020, which, when combined with federal stimulus payments received by our deposit customers, drove increases in deposits.

The Company’s key performance indicators are as follows:

	December 31,
	2020	2019	2018

Return on average assets	0.39%	0.29%	0.14%
Return on average equity	5.18%	3.89%	1.83%
Average equity to average assets ratio	7.51%	7.46%	7.43%

Highlights from the year 2020 include:

●	Total assets increased $49.9 million, or 7.1%, to $756.3 million at December 31, 2020 compared to $706.4 million at December 31, 2019;
●	Book value per share was $2.43 as of December 31, 2020 and $2.28 as of December 31, 2019;
●	Net income improved 40.4% to $2.9 million, or $0.12 per share, in 2020 compared to $2.1 million, or $0.09 per share, in 2019;
●

In the last quarter of 2019 we hired a consulting firm to help us improve efficiency and increase revenues, and when combined with other management efforts, this has helped produce in the last two quarters of 2020 the most profitable core earnings in several years;

●	Net interest income was $25.1 million, an increase of $167,000 compared to 2019, as described above;
●	The net interest margin was 3.66%, a reduction of 16 basis points compared to 3.82% for the year ended December 31, 2019;
●	Total loans increased $13.0 million, or 2.3%, to $575.6 million during the year ended December 31, 2020;
●	Securities available for sale decreased $2.2 million, or 4.4%, to $48.4 million during the year ended December 31, 2020;
●	Total deposits increased $46.5 million, or 7.5%, to $668.0 million during the year ended December 31, 2020, primarily due to PPP loan funds and federal stimulus payments, as discussed earlier;
●	Time deposits decreased $23.0 million or 8.9% during the year, to $234.4 million at December 31, 2020, largely due to decreased interest rates;
●

Noninterest income was $8.1 million, a decrease of $505,000 compared to 2019, primarily due to the non-recurring gain of $803 thousand in the prior year on the sale and leaseback of the Lebanon office, offset by a $300,000 increase in card processing and interchange income, which resulted from renegotiated contracts, plus a $220,000 bonus from a service provider for renewing a contract to retain their services;

●

Salaries and employee benefits expense was $13.2 million, a reduction of $878,000 compared to 2019, which was due mainly to the restructuring announced in May of 2020 and the overall reduction in staff;

●	ATM network expense was $1.5 million, a reduction of $357,000 compared to 2019, resulting from a renewed and renegotiated contract;
●	Loan related expenses were $353,000, a reduction of $228,000, or 39.2%, compared to 2019, mainly due to the moratorium on foreclosures, which reduced loan collection expense;
●

Expenses associated with foreclosed assets were $307,000, a reduction of $328,000, or 51.6%, as compared to the year ended December 31, 2019, also due to the moratorium on foreclosures, and reduced levels of other real estate owned properties;

●	Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $8.9 million at December 31, 2020, an increase of $332,000, or 3.9% during the year ended December 31, 2020;
●	Nonperforming assets as a percentage of total assets was 1.17% at December 31, 2020;
●

No accruing loans were past due 90 days or more and loans on nonaccrual totaled $5.5 million, for a total of $5.5 million in nonperforming loans, or 1.0% of total loans outstanding, at December 31, 2020;

●	Annualized net charge offs as a percentage of average loans were 0.08% during 2020, compared to 0.36% during 2019; and
●	The allowance for loan losses as a percentage to total loans was 1.25% at December 31, 2020, as compared to 0.95% at December 31, 2019.

The $49.9 million growth in total assets was driven primarily by an increase of $40.2 million in interest bearing deposits in other banks, which in turn was driven by a $46.5 million increase in total deposits. The increase in deposits was primarily due to PPP loans, which were dispersed into each loan customer’s checking account. Deposits also increased through federal stimulus payments received by customers into their checking accounts.

Total equity increased to $58.2 million at December 31, 2020, an increase of $3.6 million, or 6.5%. The Bank’s capital ratios at December 31, 2020 as compared to December 31, 2019, respectively, were as follows: Tier 1 leverage ratio of 9.49% versus 9.43%; Tier 1 risk based capital ratio of 15.16% versus 13.72%; total risk based capital ratio of 16.41% versus 14.83%; and common equity Tier 1 capital ratio of 15.16% versus 13.72%. The Bank is considered well-capitalized under regulatory guidelines.

Expenses related to OREO properties were $307 thousand in 2020 compared to $635 thousand in 2019. During 2020, we recorded write-downs on other real estate owned properties of $132 thousand compared to $214 thousand in 2019. During 2020, we had a net gain on the sale of OREO of $60 thousand compared to a net loss of $123 thousand in 2019.

Total loans increased $13.0 million in 2020, or 2.3%, to $575.6 million at December 31, 2020, as compared to $562.5 million at December 31, 2019. The main driver of this increase in total loans is the $44.5 million of PPP loans originated during 2020. Since PPP loans are generally commercial loans, they have supported our strategy to grow and diversify the loan portfolio. Total loans also increased as result of loan demand in the Tri-Cities market along with our initial efforts in the western North Carolina market. As evidenced in 2020, loan growth in general is subject to economic conditions, customer demand, and competition in our markets.

Nonperforming assets, which include nonaccrual loans, loans past due 90 days or more and still accruing interest and OREO increased $332 thousand, or 3.88%, to $8.9 million at year-end 2020 from $8.5 million at year-end 2019. Other real estate owned declined by $59 thousand during 2020 to $3.3 million. Nonaccrual loans increased $391 thousand to $5.5 million during the year ended December 31, 2020. Total nonperforming assets represented 1.17% and 1.21% of total assets at December 31, 2020 and December 31, 2019, respectively. There were no loans past due 90 days or greater and still accruing interest at December 31, 2020 or 2019. The makeup of these assets is primarily related to commercial and residential real estate. During the fourth quarter of 2019, the largest foreclosed property, with a recorded balance of $1.6 million, was sold. We continue undertaking extensive and aggressive measures to work out problem credits and liquidate foreclosed properties. Our goal is to continue to reduce the nonperforming assets being mindful of the impact to earnings and capital; however, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Our allowance for loan losses at December 31, 2020 was $7.2 million, or 1.25%, of total loans, as compared to $5.4 million, or 0.95% of total loans at December 31, 2019. Impaired loans decreased $493 thousand, or 8.8%, to $5.4 million, with an estimated allowance of $1,052 thousand for potential losses, at December 31, 2020; as compared to $8.0 million in impaired loans, with an estimated allowance of $318 thousand, at the end of 2019. A provision for loan losses of $2.3 million was recorded in 2020, up from $2.1 million in 2019. Net loans charged off in 2020 were $477 thousand, or 0.08% of average loans, compared to $2.0 million, or 0.36% of average loans, in 2019. The losses recorded in 2019, were primarily related to some commercial loans extended to a few borrowers who ceased operations during that year. Two of these relationships accounted for $1.5 million of the losses recorded. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Net Interest Income and Net Interest Margin

The Company’s primary source of income is net interest income, which increased $167 thousand, or 0.7% in 2020 compared to 2019. While we had increases in both loans and overnight balances in interest-bearing deposits in other banks, the growth was not sufficient to offset the impact of decreases in interest rates, resulting in a decrease in interest income of $919 thousand. However, total interest expense decreased by $1.1 million, more than mitigating the decrease in interest income, due primarily to the reduction of interest rates paid on money market accounts, time deposits and trust preferred securities.

The decrease in interest income is due primarily to lower interest rates on loan accounts, which accounted for $896 thousand of the $919 thousand total decrease, even though average loan balances increased $23.2 million during 2020. Other contributing items to the decline in interest income was a $597 thousand decrease in interest income from deposits in other banks and a $355 thousand decrease in interest on investments. Although average balances of deposits in other banks grew by $22.1 million, the decline in yield to 0.34% from 2.06% in 2020 compared to 2019 drove the reduction in interest income from these deposits. The decline in interest income received from investments was driven by reductions in both rates and balances. Partially mitigating these decreases was a $933 thousand increase in loan fees, driven primarily by fees earned on PPP loans.

The decrease in interest expense of $1.1 million was driven primarily by a $598 thousand reduction in interest expense paid on money market deposit accounts, with both lower balances and lower rates contributing to the savings. Lower rates paid on trust preferred securities contributed $254 thousand toward reductions in interest expense, as lower market rates reduced the variable rates paid in these securities.

Overall, the net interest margin decreased 16 bps to 3.66% in 2020 compared to 3.82% in 2019. This reduction in interest rates was a direct result of actions taken by the Federal Reserve’s Federal Open Market Committee, in response to the economic impact of the pandemic, which reduced the target federal funds rate twice in March 2020, by 150 bps. As a result of these actions the target federal funds rate now stands at 0.00% - 0.25% and the prime interest rate stands at 3.25%. Although the reduction of the federal funds rate in the first quarter of 2020 was an instantaneous move, it was in line with activity during the latter half of 2019, when the prime interest rate dropped three times by 25 bps each based on actions by the Federal Open Market Committee. During 2019 the prime interest rate fell from 5.50% to 4.75%. This was essentially full circle from the cycle in 2018 when the prime interest rate increased from 4.50% to 5.50%. Additionally, the yield on PPP loans is 1.00% (excluding the impact of deferred fee income), which reduces the overall average yield on loans. Fee revenue from the SBA on PPP loans only partially mitigates the low rate on these loans. Our yield on loans was 4.95% in 2020 compared to 5.15% in 2019. We have responded by lowering rates paid on deposit accounts, as evidenced by our 0.72% cost of funds in 2020 compared to 0.92% in 2019.

Another factor impacting the decrease in interest expense and the cost of funds was a significant deposit by a related party to our tiered premium money market account. Of the approximately $30 million of funds received during the first quarter of 2019 and intended as a temporary deposit, only approximately $5 million remained at December 31, 2020.

Due to the increased deposit balances, additional borrowings from the FHLB were unnecessary during 2020. Hence, interest paid on FHLB advances declined by $10 thousand in 2020 compared to 2019, due to maturities in 2019.

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

Our future interest rate structure also may be impacted by the pending end of the use of LIBOR as a benchmark interest rate in 2021. We use LIBOR in pricing some of our interest earning assets and liabilities, including our trust preferred securities. At this time it appears that LIBOR will be replaced by the Secured Overnight Financing Rate (SOFR), which is a transparent measure of the cost of borrowing cash overnight collateralized by Treasury securities. Because no there is not yet a consensus as to what rate or rates may become acceptable alternatives to LIBOR, however, we cannot predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, trust preferred securities, or other securities or financial arrangements. Regardless of whether SOFR or some other benchmark rate replaces LIBOR, we do not anticipate that the change will have a material impact on our ability to negotiate and price earning assets and liabilities. However, the transition to alternative reference rate for new contracts, or the implementation of a substitute index or indices for the calculation of interest rates under the Company’s existing loan agreements with borrowers or other financial arrangements, could change the Company’s market risk profile, interest margin, interest spread and pricing models, may cause the Company to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept a substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices.

Nonaccrual loan balances increased $391 thousand during 2020 to $5.5 million at December 31, 2020, which negatively affect interest income as these loans are nonearning assets. Interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on nonaccrual status. If the impaired loan is not on nonaccrual status, the interest income on the loan is computed using the effective interest method. When doubt about the collectability of a loan exists, it is the Bank’s policy to stop accruing interest on that loan under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when conditions indicate that payment of principal and interest can no longer be expected, or (c) when any such loan becomes delinquent for 90 days and is not both well secured and in the process of collection. All interest accrued but not collected on loans that are placed on nonaccrual is charged off and reversed against interest income in the current period. In the case of a nonaccrual loan that is well secured and in the process of collection, the interest accrued but not collected is not reversed. Interest received on these loans is accounted for on the cash basis or cost-recovery method until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six consecutive timely payments are made, and prospects for future contractual payments are reasonably assured.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

(Dollars in thousands)

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1), (2), (3)	$578,979	$28,638	4.95%	$555,733	$28,601	5.15%	$526,007	$26,375	5.01%
Federal funds sold	244	1	0.36%	254	5	2.15%	160	4	2.50%
Interest bearing deposits	61,083	208	0.34%	38,994	805	2.06%	19,644	379	1.93%
Other investments (3)	48,072	1,189	2.47%	58,726	1,544	2.63%	68,706	1,714	2.49%
Total Earning Assets	688,378	30,036	4.37%	653,707	30,955	4.74%	614,517	28,472	4.63%
Less: Allowance for loans losses	(6,512)			(5,309)			(5,551)
Non-earning assets	61,411			60,673			66,648
Total Assets	$743,277			709,071			675,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand – Interest bearing	$45,302	$70	0.16%	$35,364	$65	0.18%	$37,896	$55	0.15%
Savings and money market	148,320	360	0.25%	154,500	980	0.63%	131,292	368	0.28%
Time deposits	252,074	3,854	1.53%	260,452	4,060	1.56%	257,262	2,921	1.14%
Other Borrowings	5,000	68	1.34%	5,985	78	1.30%	9,610	148	1.54%
Trust Preferred Securities	16,496	541	3.23%	16,496	796	4.83%	16,496	773	4.69%
Total interest bearing liabilities	467,192	4,893	1.05%	472,797	5,979	1.26%	452,556	4,265	0.94%
Non-interest bearing deposits	210,831	—	—%	174,944	—	—%	164,923	—	—%
Total cost of funds	678,023	4,893	0.72%	647,741	5,979	0.92%	617,479	4,265	0.69%
Other liabilities	9,428			8,470			7,906
Total Liabilities	687,451			656,211			625,385
Stockholders’ Equity	55,823			52,880			50,229
Total Liabilities and Stockholders’ Equity	$743,274			709,091			675,614
Net Interest Income		$25,143			$24,976			$24,207
Net Interest Margin			3.65%			3.82%			3.94%
Net Interest Spread			3.32%			3.48%			3.69%

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

	Volume and Rate Analysis (Dollars in thousands)

	2020 Compared to 2019			2019 Compared to 2018
	Increase (Decrease)			Increase (Decrease)
	Volume Effect	Rate Effect	Change in Interest Income/ Expense	Volume Effect	Rate Effect	Change in Interest Income/ Expense

Interest Income:
Loans	$1,959	$(1,922)	$37	$1,491	$734	$2,226
Federal funds sold	—	(4)	(4)	2	(1)	1
Interest bearing deposits	301	(898)	(597)	373	53	426
Other investments	(198)	(157)	(355)	(249)	79	(170)
Total Earning Assets	2,062	(2,981)	(919)	1,617	865	2,483

Interest Bearing Liabilities:
Demand	20	(15)	5	(4)	14	10
Savings and money market	(208)	(412)	(620)	65	547	612
Time deposits	(104)	(102)	(206)	36	1,103	1,139
Other borrowings	(13)	3	(10)	(56)	(14)	(70)
Trust Preferred Securities	—	(255)	(255)	—	23	23
Total Interest Bearing Liabilities	(305)	(781)	(1,086)	41	1,673	1,714
Change in Net Interest Income	$2,367	$(2,200)	$167	$1,576	$(807)	$769

Loans

Our primary source of income is interest earned on loans. Total loan balances increased $13.0 million during 2020, or 2.3%, to $575.6 million at December 31, 2020 as compared to $562.5 million at December 31, 2019. The main driver in this increase in total loans was a $32.0 million growth in commercial loans, driven by PPP loans. For the same year over year comparison, commercial loans secured by real estate and Multifamily residential loans grew $8.9 million and $2.9 million, respectively, but residential 1-4 family loans and real estate construction loans decreased $19.9 million and $6.1 million, respectively. Our strategy to grow and diversify the loan portfolio was accelerated by pandemic-related economic conditions, but the overall yield on loans suffered, as discussed above. Loans rated substandard or doubtful increased $276 thousand, or 5.4%, to $5.4 million at December 31, 2020 from $5.1 million at December 31, 2019.

Loans receivable outstanding are summarized as follows:

	Loan Portfolio
	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial, financial and agricultural	$110,973	$81,291	$83,135	$68,506	$55,073
Real estate – construction	25,031	31,130	35,119	29,763	25,755
Real estate – commercial	179,381	170,436	140,862	127,688	103,331
Real estate – residential	239,549	256,560	263,442	264,640	262,282
Installment loans to individuals	20,632	23,127	24,538	22,411	22,188
Total	$575,566	$562,544	$547,096	$513,008	$468,629

Our loan maturities as of December 31, 2020 are shown in the following table:

	Maturities of Loans
(Dollars in thousands)	Less than One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$19,649	$70,420	$20,904	$110,973
Real estate – construction	5,428	6,019	13,584	25,031
Real estate – commercial	15,835	63,881	99,665	179,381
Real estate – residential	8,416	32,712	198,421	239,549
Installment loans to individuals	4,345	14,624	1,663	20,632
Total	$53,673	$187,656	$334,237	$575,566

Loans with fixed rates	$48,732	$179,146	$132,992	$360,870
Loans with variable rates	4,941	8,510	201,245	214,696
Total	$53,673	$187,656	$334,237	$575,566

Provision for Loan Losses

The methodology we use to calculate the allowance for loan losses is considered a critical accounting policy. The adequacy of the allowance for loan losses is based upon management’s judgment and analysis. The following factors are included in our evaluation of determining the adequacy of the allowance: risk characteristics of the loan portfolio, current and historical loss experience, concentrations, and internal and external factors such as general economic conditions. As a result of the severe economic downturn during the first quarter of 2020 related to the pandemic, we reassessed our allowance for loan losses methodology and adjusted qualitative factors for the potential future impact on our loan portfolio, which has resulted in additional provisions to the allowance.

The allowance for loan losses increased to $7.2 million at December 31, 2020 as compared to $5.4 million at December 31, 2019. The allowance for loan losses at the end of 2020 was approximately 1.25% of total loans as compared to 0.95% at the end of 2019. Provisions for loan losses of $2.3 million were recorded during 2020 and $2.1 million in 2019. Loans charged off, net of recoveries, totaled $477 thousand, or 0.08% of average loans, for the year ended December 31, 2020, compared to $2.0 million, or 0.36% of average loans, in 2019. This large reduction in net charge-offs is primarily related to the moratorium on foreclosure that existed for most of 2020. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized. In response to the impact of the pandemic, changes to the allowance model included reviewing our internal scoring related to loan modifications and extensions, and external factors, specifically, unemployment and other economic factors. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

Nonaccrual loans present higher risks of default, and we have experienced an increase in these loans during 2020. At December 31, 2020, there were 75 nonaccruing loans totaling $5.5 million, or 0.96% of total loans. At December 31, 2019, there were 74 nonaccruing loans totaling $5.2 million, or 0.92% of total loans. The amount of interest income that would have been recognized on these loans had they been accruing interest was $494 thousand and $714 thousand in the years 2020 and 2019, respectively. In 2019, 94 nonperforming and under performing loans totaling $4.4 million were sold, resulting in a net recovery to the allowance for loans losses of $56 thousand, after determining that it was more cost effective to dispose of the accounts than to continue pursuing collection efforts. There were no loans past due 90 days or greater and still accruing interest at either December 31, 2020 or 2019. There are no commitments to lend additional funds to non-performing borrowers.

A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize exposure to losses in cases of default. Increasing real estate values in our area have reduced this exposure somewhat. However, while we consider our market area to be somewhat diverse, certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible due to the volatile nature of the coal mining and natural gas industries. As a result of the economic impact of the COVID-19 pandemic, a number of industries have been identified as posing increased risk. Specifically, residential and commercial rentals, hotels, restaurants and entertainment, and the coal and gas industries have been adversely impacted by the global and domestic economic slowdown. We are monitoring these industries and consider these segments to be the primary higher risks in the loan portfolio.

Commercial and commercial real estate loans are initially risk rated by the originating loan officer. If deterioration in the financial condition of the borrower and/or their capacity to repay the debt occurs, the loan may be downgraded by the loan officer. Guidance for risk rate grading is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are Pass, Special Mention, Substandard, Doubtful and Loss.

With regard to the Bank’s consumer and consumer real estate loan portfolio, we use the guidance found in the Uniform Retail Credit Classification and Account Management Policy which affects our estimate of the allowance for loan losses. Under this approach, a consumer or consumer real estate loan must initially have a credit risk grade of Pass or better. Subsequently, if the loan becomes contractually 90 days past due or the borrower files for bankruptcy protection, the loan is downgraded to Substandard and placed in nonaccrual status. If the loan is unsecured upon being deemed Substandard, the entire loan amount is charged-off.

For non 1-4 family residential loans that are 90 days or more past due or in bankruptcy, the collateral value less estimated liquidation costs is compared to the loan balance to calculate any potential deficiency. If the collateral is sufficient, then no charge-off is necessary. If a deficiency exists, then upon the loan becoming contractually 120 days past due, the deficiency is charged-off against the allowance for loan loss. In the case of 1-4 family residential or home equity loans, upon the loan becoming 120 days past due, a current value is obtained and after application of an estimated liquidation discount, a comparison is made to the loan balance to calculate any deficiency. Subsequently, any noted deficiency is then charged-off against the allowance for loan loss when the loan becomes contractually 180 days past due. If the customer has filed bankruptcy, then within 60 days of the bankruptcy notice, any calculated deficiency is charged-off against the allowance for loan loss. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

All loans classified as substandard, doubtful or loss are individually reviewed for impairment in accordance with Accounting Standards Codification (ASC) 310-10-35. In evaluating impairment, a current appraisal is generally used to determine if the collateral is sufficient. Appraisals are typically less than a year old and must be independently reviewed to be relied upon. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable. If this review determines that the appraisal is not reasonable, then a new appraisal is ordered. Loans considered impaired decreased to $5.1 million with $2.5 million requiring a valuation allowance of $1.1 million at December 31, 2020 as compared to $5.6 million with $919 thousand requiring a valuation allowance of $323 thousand at December 31, 2019. Management is aggressively working to reduce the impaired credits at minimal loss.

In determining the component of our allowance in accordance with the Contingencies topic of the Accounting Standards Codification (ASC 450), we do not directly consider the potential for outdated appraisals since that portion of our allowance is based on the analysis of the performance of loans with similar characteristics, external and internal risk factors. We consider the overall quality of our underwriting process in our internal risk factors, but the need to update appraisals is associated with loans identified as impaired under the Receivables topic of the Accounting Standards Codification (ASC 310). If an appraisal is older than one year, a new external certified appraisal may be obtained and used to determine impairment. If an exposure exists, a specific allowance is directly made in the amount of the potential loss, in addition to estimated liquidation and disposal costs. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Following is a summary of non-accruing loans, loans past due longer than 90 days still accruing interest, and restructured loans:

Non-Accrual, Past Due, and Restructured Loans

(Dollars in thousands)

	December 31,
	2020	2019	2018	2017	2016
Non-accruing loans
Commercial, financial and agricultural	$554	$943	$1,719	$1,868	$1,086
Real estate – construction	57	45	157	470	319
Real estate – commercial	2,225	1,601	784	2,035	3,403
Real estate – residential	2,700	2,544	3,702	3,143	8,521
Installment loans to individuals	12	23	7	48	76
Total Non-accruing loans	5,548	5,156	6,369	7,564	13,405
Loans past due 90 days or more and still accruing	—	—	—	—	—
Troubled debt restructurings (accruing)	1,452	3,650	4,909	4,932	7,310
Total	$7,000	$8,806	$11,278	$12,496	$20,715
Percent of total loans	1.22%	1.57%	2.06%	2.44%	4.42%

The above table includes $2.5 million and $570 thousand in nonaccrual loans as of December 31, 2020 and 2019, respectively, which have been classified as troubled debt restructurings. No troubled debt restructurings were past due 90 days or more and still accruing as of December 31, 2020 or 2019. There were $4.0 million in loans classified as troubled debt restructurings as of December 31, 2020, as compared to $4.3 million in loans classified as troubled debt restructurings as of December 31, 2019.

In addition to impaired loans, the remaining loan portfolio is evaluated based on net charge-off history, economic conditions, and internal processes. To calculate the net charge-off history factor, we perform a 12-quarter look-back and use the average net charge offs as a percentage of the loan balances. To calculate the economic conditions factor, we use current economic data which includes national and local regional unemployment information, local housing price changes, gross domestic product growth, and interest rates. Lastly, we evaluate our internal processes of underwriting and consider the inherent risks present in the portfolio due to past and present lending practices. As economic conditions, performance of our loans, and internal processes change, it is possible that future increases or decreases may be needed to the allowance for loan losses. The following table provides a summary of the activity in the allowance for loan losses.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	For the Years Ended December 31,
Activity	2020	2019	2018	2017	2016
Beginning Balance	$5,368	$5,336	$6,196	$6,072	$7,493
Provision charged to expense	2,300	2,050	252	450	(500)
Advances made on loans with off balance sheet provision	—	—	—	—	—
Loan Losses:
Commercial, financial and agricultural	(386)	(1,812)	(675)	(64)	(67)
Real estate – construction	—	—	(96)	(1)	(5)
Real estate – commercial	(65)	(192)	(334)	(179)	(557)
Real estate – residential	(165)	(336)	(290)	(714)	(738)
Installment loans to individuals	(85)	(114)	(75)	(147)	(83)
Total loan losses	(701)	(2,454)	(1,470)	(1,105)	(1,450)
Recoveries:
Commercial, financial and agricultural	74	92	157	519	172
Real estate – construction	—	34	11	—	26
Real estate – commercial	57	16	73	193	220
Real estate – residential	38	232	73	48	87
Installment loans to individuals	55	62	44	19	24
Total recoveries	224	436	358	779	529
Net charge offs	(477)	(2,018)	(1,112)	(326)	(921)
Balance at End of Period	$7,191	$5,368	$5,336	$6,196	$6,072
Net charge offs as a % of average loans	0.08%	0.36%	0.21%	0.07%	0.20%

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 32% of the allowance to commercial real estate loans, which constituted 31.17% of our loan portfolio at December 31, 2020. This allocation increased when compared to the 23% in 2019 due primarily to the risks to businesses associated with the COVID-19 pandemic. We have allocated 34% of the allowance to commercial loans, which constituted 19.28% of our loan portfolio at December 31, 2020. This allocation percentage decreased compared to December 31, 2019 due to guarantees provided by the SBA on PPP loans, which resulted in their being excluded from the allowance assessment of commercial loans.

Both residential and commercial real estate loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 3% of the allowance to real estate construction loans, which constituted 4.35% of our loan portfolio at December 31, 2020. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Values may not always be easily ascertainable as evidenced by the current market conditions. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities.

We have allocated 29% of the allowance to residential real estate loans, which constituted 41.62% of our loan portfolio at December 31, 2020. Our allocation decreased as a percentage of the allowance for loan losses due to the $6.9 million decrease in residential real estate loans during 2020.

We have allocated 2% of the allowance to consumer installment loans, which constituted 3.58% of our loan portfolio at December 31, 2020, which declined $31 thousand compared to the 4% allocation we had in 2019.

The following table shows the balance and percentage of our allowance for loan losses (or ALLL) allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

December 31, 2016 through December 31, 2020

(Dollars in thousands)

	December 31, 2020			December 31, 2019			December 31, 2018
	Amount	% of ALLL	%of Loans	Amount	% of ALLL	%of Loans	Amount	% of ALLL	%of Loans
Commercial	$2,424	34%	19.28%	$1,932	36%	14.45%	$775	15%	15.20%
R/E–const.	233	3%	4.35%	158	3%	5.53%	202	4%	6.42%
R/E–comm.	2,281	32%	31.17%	1,248	23%	30.30%	1,386	26%	25.75%
R/E-res.	2,102	29%	41.62%	1,840	34%	45.61%	2,526	47%	48.15%
Installment	151	2%	3.58%	188	4%	4.11%	172	3%	4.49%
Unallocated	—	0%		2	0%		275	5%
Total	$7,191	100%	100.00%	$5,368	100%	100.00%	$5,336	100%	100.00%

	December 31, 2017			December 31, 2016
	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Commercial	$1,098	18%	13.35%	$622	10%	11.75%
R/E-const.	191	3%	5.80%	346	6%	5.50%
R/E-comm.	1,989	32%	24.89%	1,625	27%	22.05%
R/E-res.	2,506	41%	51.59%	2,617	43%	55.97%
Installment	156	2%	4.37%	123	2%	4.73%
Unallocated	256	4%		739	12%
Total	$6,196	100%	100.00%	$6,072	100%	100.00%

Other Real Estate Owned

Other real estate owned decreased $59 thousand, or 1.8%, to $3.3 million at December 31, 2020 from $3.4 million at December 31, 2019. All properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. Our aim is to reduce the level of OREO in order to reduce the level of nonperforming assets at the Bank, while keeping in mind the impact to earnings and capital. In 2020 and 2019, pricing adjustments were made to make certain properties more marketable, which, in some cases, reduced the price below the fair value of the property (which is based on an appraisal less estimated disposition costs). During 2020, we recorded OREO writedowns of $132 thousand as compared to $214 thousand during 2019.

During 2020, we added $1.1 million in OREO properties as a result of settlement of foreclosed loans, offset by sales of $687 thousand with net gains of $60 thousand. As noted previously, a moratorium on foreclosures was initiated in Virginia during the first quarter of 2020 and remained in effect into the third quarter. During 2019, we added $811 thousand in OREO properties as a result of settlement of foreclosed loans, which was offset by sales of $1.3 million with net losses totaling $123 thousand. Additionally, during 2019, a closed branch office facility was transferred from Bank Premises to OREO at a value of $683 thousand. As previously discussed, we continue to take an aggressive approach toward liquidating properties to reduce our level of foreclosed properties by making pricing adjustments and holding auctions on some of our older properties. We expect to continue these efforts in 2021, which could result in additional losses, while reducing future carrying costs.

Although the properties remain for sale and are actively marketed, we do have lease agreements on certain other real estate owned properties which are generating rental income at market rates. Rental income on OREO properties was $54 thousand and $63 thousand in 2020 and 2019, respectively.

Investment Securities

Total investment securities decreased $2.2 million, or 4.4%, to $48.4 million at December 31, 2020 from $50.6 million at December 31, 2019. All securities are classified as available-for-sale for liquidity purposes. Sales of securities during 2020 totaled $1.1 million, with $4 thousand in gains realized. No securities were sold during 2019. However, paydowns on mortgage backed securities totaled $11.0 million. Purchases of securities totaled $9.6 million during 2020. Investment securities with a carrying value of $6.8 million and $6.9 million at December 31, 2020 and 2019, respectively, were pledged to secure public deposits and for other purposes required by law.

Our strategy is to invest excess funds in investment securities, which typically yield more interest income than other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond, but which still provide liquidity. During 2020, since we had plenty of liquidity from increased customer deposit balances, purchases of investment securities essentially replaced maturities and paydowns of other securities. Due to loan demand during 2019, most funds resulting from securities maturities and repayments were used to fund the loan portfolio. We anticipate increasing the size of the portfolio during 2021, as we continue to seek ways of improving returns on liquid funds. The portfolio is comprised of what we believe to be short to mid-term investments, as mortgage backed securities and collateralized mortgage obligations generally repay at a faster rate than their contractual maturities. The carrying values of investment securities and the different types of investments are shown in the following table:

Investment Securities Portfolio

(Dollars in thousands)

	2020		2019		2018
December 31, Available for Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government Agencies	$13,852	$14,107	$15,703	$15,633	$19,755	$19,389
Taxable municipals	5,157	5,345	4,389	4,442	4,428	4,313
Corporate bonds	5,893	6,048	5,408	5,523	5,422	5,320
Mortgage backed securities	22,565	22,906	25,077	25,051	31,366	30,385
Total Securities AFS	$47,467	$48,406	$50,577	$50,649	$60,971	$59,407

The fair value of our investment portfolio is substantially affected by changes in interest rates, which could result in realized losses if we need to sell the securities and recognize the loss in a rising interest rate environment due to Federal Reserve actions, U.S. fiscal policies or other factors affecting market interest rates. At December 31, 2020, we had a net unrealized gain in our investment portfolio totaling $938 thousand as compared to $72 thousand at December 31, 2019. We have reviewed our investment portfolio and no investment security is deemed to have other than temporary impairment. We monitor our portfolio regularly and use it to maintain liquidity, manage interest rate risk and enhance earnings.

The amortized cost, fair value and weighted average yield of investment securities at December 31, 2020 are shown in the following schedule by contractual maturity and do not reflect principal paydowns for amortizing securities. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities
			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$540	$546	2.11%
Due after one year through five years	6,664	6,795	3.42%
Due after five years through ten years	9,487	9,754	2.68%
Due after ten years	30,776	31,311	1.77%
Total	$47,467	$48,406	2.19%

Bank Owned Life Insurance

At December 31, 2020 and 2019, we had an aggregate total cash surrender value of $4.7 million and $4.6 million, respectively, on life insurance policies covering former key officers.

Total income for the policies during 2020 and 2019 was $77 thousand and $63 thousand, respectively.

Deposits

Total deposits were $668.0 million at December 31, 2020, an increase of $46.5 million, or 7.5%, from $621.5 million at December 31, 2019. Most of the increase was driven by non-interest bearing demand deposits, which grew $52.9 million, or 31.0%, to $223.7 million during 2020, a result of PPP loan disbursements and federal stimulus payments received by deposit customers. Interest bearing demand deposits grew by $12.5 million, or 33.7%, to $49.7 million. Due to the large influx of non-interest bearing balances, we allowed attrition of time deposit balances, which decreased by $23.4 million and allowed us to reduce our average cost of funds.

Core deposits, which include the demand deposits mentioned in the last paragraph, also include other types of transaction accounts, such as commercial relationships and savings products. Savings accounts increased by $22.2 million to $95.1 million and money market deposits decreased $17.8 million to $40.1 million during 2020. The decrease in money market deposit accounts was primarily due to one customer whose balance we knew to be temporary. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Time deposits of $100,000 or more equaled approximately 17.0% of deposits at the end of 2020 and 19.5% of deposits at the end of 2019.

We held no brokered deposits at December 31, 2020 and 2019. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis table in the “Net Interest Income and Net Interest Margin” section above. Total Certificate of Deposit Registry Service (CDARS) time deposits were $9.6 million and $11.2 million at December 31, 2020 and 2019, respectively.

Maturities of time deposits of $100,000 or more outstanding are summarized as follows:

Maturities of Time Deposits of $100 Thousand and More
(Dollars in thousands)
December 31, 2020
Three months or less	$18,228
Over three months through six months	24,880
Over six months through twelve months	19,888
Over one year	50,587
Total	$113,583

Noninterest Income

For the year ended December 31, 2020, noninterest income declined $505 thousand, or 5.8%, to $8.1 million, or 1.10% of average assets, from $8.6 million, or 1.22% of average assets, for the same period in 2019. After excluding the $803 thousand gain on the sale and leaseback of our Lebanon, Virginia office recorded in 2019, noninterest income increased $298 thousand, due primarily to an increase of $300 thousand in card processing and interchange income, plus a $220 thousand bonus received during the first quarter of 2020 from a service provider for renewing and extending our service agreement.

Service charges decreased $388 thousand during 2020, primarily due to the reduced volume of overdraft activity, a direct result of increased deposit balances from PPP loan disbursements and federal stimulus payments. However, changes to our service fee schedule took effect in August of 2020, which has mitigated some of the decline in overdraft activity.

Financial services revenue for 2020 were $716 thousand, an increase of $53 thousand, or 8.0%, from the $663 thousand recognized in 2019. We continue to focus efforts on our financial services operations as we believe this segment continues to show potential for future growth.

In addition, secondary market mortgage origination revenue, included in other noninterest income, decreased approximately 17.0% to $205 thousand, another effect of the economic downturn related to the pandemic and restructuring changes in 2020. However, we remain focused on growing loans, including those sold into the secondary market, as evidenced by our expansion into new markets, like Boone, North Carolina, where population density and housing inventory provide additional opportunities to originate mortgage loans. We have also hired several seasoned lenders to serve the Tri-Cities and surrounding markets.

Noninterest Expense

Noninterest expenses decreased $2.0 million, or 6.9%, to $27.0 million at December 31, 2020, or 3.63% of average assets, compared to $29.0 million at December 31, 2019, or 4.09% of average assets. This decrease was due to reduced salary and benefit costs, which helped offset the impact of the restructuring costs incurred during the second quarter of 2020, combined with a decrease in consulting fees and related out-of-pocket costs.

Salaries and employee benefits decreased $878 thousand, or 6.2%, to $13.2 million in 2020 compared to $14.1 million 2019, even with the impact of the restructuring costs. In May 2020, we announced a restructuring which included a combination of eliminated positions, retirements or resignations representing 12% of the workforce. The estimated annual pre-tax savings resulting from this restructuring is $1.6 million. Affected employees received transitional support, including severance payments, assistance to aid in maintaining health insurance, and support in applying for unemployment benefits.

We retained an outside consulting firm during the fourth quarter of 2019 to review our products and procedures to identify areas where we could enhance revenue and better manage costs. During the fourth quarter of 2019, non-recurring fees of $233 thousand were recorded. Another $243 thousand was recognized during the first quarter of 2020. The vast majority of their recommendations have been implemented and we estimated pre-tax annual benefits will exceed $1.5 million. The only remaining recommendations in process relate to efficiency improvements in operating procedures.

Other operating expenses decreased $1.1 million, or 14.0%, to $6.7 million in 2020 from $7.8 million in 2019, due largely to reductions in expenses related to other real estate owned, loan collection, ATM processing, data circuits and telephone, which decreased $328 thousand, $227 thousand, $357 thousand, $47 thousand, and $67 thousand, respectively. Even with $132 thousand of write-downs, OREO costs benefited from $60 thousand of gains recognized on the sale of a foreclosed property. Loan collection costs reflect the impact of loan forbearance combined with the moratorium on foreclosures during most of 2020. Data circuits and telecommunication expenses benefited from contracts renegotiated in 2019. These savings offset non-recurring consulting costs of $265 thousand, plus other related out-of-pocket costs. The Commonwealth of Virginia ended the moratorium on foreclosures in September of 2020. We have since resumed foreclosures and anticipate these costs will rise.

Occupancy and equipment expenses remained essentially unchanged at $4.5 million in both 2020 and 2019. Depreciation expense decreased $122 thousand, or 5.3%, to $2.2 million in 2020 compared to 2019, due to the aging out of some of our equipment. Increases in utilities, property taxes, depreciation and repairs and maintenance related to our new Kingsport, Tennessee office negated the reductions in other depreciation expense. While a portion of this site’s operating costs are offset by rental income, we anticipate increasing tenant occupancy during 2021.

Our efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, improved to 81.10% in 2020 compared to 86.23% in 2019. The decrease in this ratio is a result of improvements in both noninterest income and noninterest expense discussed above. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity.

Income Taxes and Deferred Tax Assets

Income taxes were $1.1 million in 2020, compared to $522 thousand in 2019. The effective tax rates were 27.6%, and 20.2% for 2020 and 2019, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally due to tax-exempt income from loans as well as earnings from bank owned life insurance, as well as the impact of the recapture of operating loss carryforwards and applicable credits. The higher effective tax rate in 2020 when compared to 2019 is the result of the increase in pre-tax earnings in relation to the various tax preference items.

Deferred tax assets represent the future tax benefit of future deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. The Company has evaluated positive and negative evidence to assess the realizability of its deferred taxes. Based on the evidence, including taxable income projections, the Company believes it is more likely than not that its deferred tax assets will be realizable. Accordingly, the Company did not include a valuation allowance against its deferred tax assets as of December 31, 2020 or 2019.

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

As of December 31, 2020, the Company had Federal and state net operating loss carry forward amounts of approximately $10.3 million and $1.0 million, respectively. These amounts are not limited pursuant to Internal Revenue Code (IRC) Section 382. The Company is subject to examination in the United States and multiple state jurisdictions. Open tax years for examination are 2017 – 2020.

Capital Resources

Our total capital at the end of 2020 was $58.2 million compared to $54.6 million at the end of 2019. The increase was $3.6 million, or 6.6%. Book value per common share was $2.43 at December 31, 2020 compared to $2.28 at December 31, 2019.

The Company meets the eligibility criteria to be considered a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and does not report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank is characterized as “well capitalized” under the “prompt corrective action” regulations pursuant to Section 38 of the FDIA. The capital adequacy ratios for the Bank are set forth below along with the minimum ratios to be considered “well capitalized” under such regulations:

Capital Adequacy Ratios

		December 31,
	Well-Capitalized
	Regulatory
	Threshold	2020	2019
Tier 1 leverage	5.00%	9.49%	9.43%
Common equity tier 1	6.50%	15.16%	13.72%
Tier 1 risk-based capital	8.00%	15.16%	13.72%
Total risk-based capital	10.00%	16.41%	14.83%

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act. The final rules require the Bank to comply with the following minimum capital ratios: (i) a CET1 ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum CET1 ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a CET1 ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2020, the Bank meets all capital adequacy requirements to which it is subject.

Total assets increased in 2020 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Under current economic conditions, we believe it is prudent to continue to increase capital to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates further. Based upon projections, we believe our earnings will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically and we do not anticipate paying cash dividends as long as the Company continues to have a retained deficit. Earnings will continue to be retained to build capital and position the Company to pay a dividend to its shareholders as soon as practicable.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold and unpledged available-for-sale investments. Collectively, those balances were $134.0 million at December 31, 2020, up from $93.9 million at December 31, 2019. As discussed previously in this Form 10-K, this increase is a direct result of increases in our customers’ deposit balances. A surplus of short-term assets are maintained at levels management deems adequate to meet potential liquidity needs.

At December 31, 2020, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $48.4 million, which is net of the $6.8 million of securities pledged as collateral. This will serve as a source of liquidity while yielding a higher return when compared to other short term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond. Total investment securities decreased $2.2 million, or 4.4%, during 2020 from $50.6 million at December 31, 2019.

Our loan to deposit ratio was 86.16% at December 31, 2020 and 90.52% at year-end 2019.

Available third-party sources of liquidity remain intact at December 31, 2020 which includes the following: our line of credit with the FHLB totaling $187.0 million, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We have $20.0 million in unsecured federal funds lines of credit from three correspondent banks as of December 31, 2020, which gives us an additional source of liquidity.

We have used our line of credit with FHLB to issue letters of credit totaling $12.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on the letters of credit have been issued. The letters of credit are considered draws on our FHLB line of credit. An additional $169.9 million was available on December 31, 2020 on the $187.0 million line of credit, of which $136.7 million is secured by a blanket lien on our residential real estate loans.

While we have access to the brokered deposits market, we have no brokered deposits at December 31, 2020 or 2019. As of December 31, 2020, we have $9.6 million in reciprocal CDARS time deposits, compared to $11.2 million at December 31, 2019.

The Bank has access to additional liquidity through the Federal Reserve Bank of Richmond’s Discount Window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, we do not anticipate using this funding source except as a last resort.

With the on-balance sheet liquidity and other external sources of funding, we believe the Bank has adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors such as, counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the economic downturn resulting from the COVID-19 pandemic, we have heightened our monitoring of our liquidity position, specifically cash on hand in order to meet customer demands related to usage of stimulus funds. Additionally, the Federal Reserve has taken actions to bolster liquidity in the markets.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2020 and 2019 is as follows:

(Dollars in thousands)	2020	2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$57,334	$59,552
Standby letters of credit	2,031	2,582

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

Interest Sensitivity

At December 31, 2020, we had a negative cumulative gap rate sensitivity ratio of 26.46% for the one year re-pricing period, compared to 31.36% at December 31, 2019. A negative cumulative gap generally indicates that net interest income would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would likely decrease in periods during which interest rates are increasing. The below table is based on contractual maturities and does not take into consideration prepayment speeds of investment securities and loans, nor does it consider decay rates for non-maturity deposits. When considering these prepayment speed and decay rate assumptions, along with our ability to control the repricing of a significant portion of the deposit portfolio, we are in a position to increase interest income in a rising interest rate environment. With the decreases in market rates experienced in 2020, we believe our current interest risk profile is increasing, but remains acceptable. Furthermore, we are implementing strategies to maintain the current profile, or moderate the adverse impact to our current interest rate risk profile, for what could be a sustained medium- to long-term low interest rate environment, despite a recent interest rate rise on the benchmark 10 year treasury during the first months of 2021.

Interest Sensitivity Analysis

December 31, 2020

(In thousands of dollars)

		91-365	1 - 3	4-5		Over 15
	1 - 90 Days	Days	Years	Years	6-15 Years	years	Total
Uses of funds:
Loans	$56,633	$35,233	$148,653	$118,123	$134,401	$82,912	$575,955
Federal funds sold	222	—	—	—	—	—	222
Deposits w ith banks	76,105	—	—		—	—	76,105
Investments	6,531	2,741	3,502	1,315	17,806	16,511	48,406
Bank ow ned life insurance	4,653	—	—	—	—	—	4,653
Total earning assets	$144,144	$37,974	$152,155	$119,438	$152,207	$99,423	$705,341

Sources of funds:
Int Bearing DDA	49,652	—	—	—	—	—	49,652
Savings & MMDA	160,186	—	—	—	—	—	160,186
Time Deposits	45,277	92,106	67,267	29,799	—	—	234,449
Trust Preferred Securities	16,496	—	—	—	—	—	16,496
Federal funds purchased	—						—
Other Borrow ings	—	5,000	—	—	—	—	5,000
Total interest bearing liabilities	$271,611	$97,106	$67,267	$29,799	$—	$—	$465,783

Discrete Gap	$(127,467)	$(59,132)	$84,888	$89,639	$152,207	$99,423	$239,558
Cumulative Gap	$(127,467)	$(186,599)	$(101,711)	$(12,072)	$140,135	$239,558
Cumulative Gap as % of Total
Earning Assets	-18.07%	-26.46%	-14.42%	-1.71%	19.87%	33.96%

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.    Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of New Peoples Bankshares, Inc. and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

elliottdavis.com

Allowance for Loan Losses

As described in Note 6 and Note 7 to the Company’s financial statements, the Company’s loan portfolio and associated allowance for loan losses (the “Allowance”) totaled approximately $575.6 million and $7.2 million, respectively, at December 31, 2020. As described in Note 1 and Note 7 to the financial statements, the Company’s Allowance is an estimate of probable credit losses as of the balance sheet date and considers both unimpaired and impaired loans. Management’s determination of the allowance for loan losses related to the Company’s loan portfolio segment is generally based on the credit risk ratings and historical loss experience of individual borrowers, supplemented, as necessary, by credit judgment to address observed changes in trends and conditions, and other relevant environmental and economic factors such as concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of net charge-offs (qualitative factor adjustments).

Auditing the Company’s Allowance involved a high degree of subjectivity due to the judgment involved in management’s identification and measurement of qualitative factor adjustments included in the estimate of the allowance for loan losses.

The primary procedures we performed to address this critical audit matter included the following, among others:

●

We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current economic conditions, and other risk factors used in development of the qualitative factors for collectively evaluated loans.

●

We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

●	Analytical procedures were performed to evaluate changes that occurred in the allowance for loan losses for loans collectively evaluated for impairment.

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 2011.

Greenville, South Carolina

April 8, 2021

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(in thousands except share data)

	2020	2019
ASSETS
Cash and due from banks	$16,023	$13,998
Interest-bearing deposits with banks	76,105	35,897
Federal funds sold	222	252
Total Cash and Cash Equivalents	92,350	50,147

Investment securities available-for-sale	48,406	50,649

Loans held for sale	389	2

Loans receivable	575,566	562,544
Allowance for loan losses	(7,191)	(5,368)
Net Loans	568,375	557,176

Bank premises and equipment, net	22,174	22,242
Other real estate owned	3,334	3,393
Accrued interest receivable	2,392	2,115
Deferred taxes, net	3,126	4,576
Right-of-use assets – operating leases	5,439	5,835
Other assets	10,317	10,238
Total Assets	$756,302	$706,373

LIABILITIES

Deposits
Noninterest bearing	223,725	170,782
Interest-bearing	444,287	450,695
Total Deposits	668,012	621,477

Borrowed funds	21,496	21,496
Lease liabilities – operating leases	5,439	5,835
Accrued interest payable	436	694
Accrued expenses and other liabilities	2,742	2,269
Total Liabilities	698,125	651,771

Commitments and Contingent Liabilities (Notes 19 and 20)

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,922,086 and 23,922,086 shares issued and outstanding at
December 31, 2020 and 2019, respectively	47,844	47,844
Additional paid-in capital	14,570	14,570
Retained deficit	(4,979)	(7,869)
Accumulated other comprehensive income	742	57
Total Stockholders’ Equity	58,177	54,602
Total Liabilities and Stockholders’ Equity	$756,302	$706,373

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands except share and per share data)

INTEREST AND DIVIDEND INCOME	2020	2019
Loans including fees	$28,638	$28,601
Federal funds sold	1	5
Interest-earning deposits with banks	208	805
Investments	1,048	1,388
Dividends on equity securities (restricted)	141	156
Total Interest and Dividend Income	30,036	30,955

INTEREST EXPENSE
Deposits	4,284	5,105
Borrowed funds	609	874
Total Interest Expense	4,893	5,979

NET INTEREST INCOME	25,143	24,976

PROVISION FOR LOAN LOSSES	2,300	2,050

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,843	22,926

NONINTEREST INCOME
Service charges and fees	3,217	3,605
Card Processing and interchange income	3,314	3,014
Insurance and investment fees	716	663
Net gain on sales of available-for-sale securities	4	—
Gain on sale and leaseback transaction	—	803
Other noninterest income	896	567
Total Noninterest Income	8,147	8,652

NONINTEREST EXPENSES
Salaries and employee benefits	13,228	14,106
Occupancy and equipment expenses	4,536	4,514
Data processing and telecommunications	2,497	2,541
Other operating expenses	6,736	7,836
Total Noninterest Expenses	26,997	28,997

INCOME BEFORE INCOME TAXES	3,993	2,581

INCOME TAX EXPENSE	1,103	522

NET INCOME	$2,890	$2,059

Income Per Share
Basic and Diluted	$0.12	$0.09
Average Weighted Shares of Common Stock
Basic and Diluted	23,922,086	23,922,086

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Dollars in thousands)

	2020	2019

NET INCOME	$2,890	$2,059

Other comprehensive income:
Investment securities activity:
Unrealized gains arising during the year	871	1,636
Reclassification adjustment for net gains included in net income	(4)	—
Other comprehensive gains on investment securities	867	1,636
Related tax expense	(182)	(343)
TOTAL OTHER COMPREHENSIVE INCOME	685	1,293
TOTAL COMPREHENSIVE INCOME	$3,575	$3,352

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands including share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2018	23,922	$47,844	$14,570	$(9,928)	$(1,236)	$51,250

Net income	—	—	—	2,059	—	2,059

Other comprehensive income, net of tax	—	—	—	—	1,293	1,293

Balance, December 31, 2019	23,922	$47,844	$14,570	$(7,869)	$57	$54,602

Net income	—	—	—	2,890	—	2,890

Other comprehensive income, net of tax	—	—	—	—	685	685

Balance, December 31, 2020	23,922	$47,844	$14,570	$(4,979)	$742	$58,177

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Dollars are in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,890	$2,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,189	2,311
Provision for loan losses	2,300	2,050
Income on bank owned life insurance	(77)	(63)
Gain on sale of mortgage loans	(174)	(138)
Gain on sale and leaseback transactions	—	(803)
Loss on sale or disposal of premises and equipment	19	1
Gain on sale of securities available-for-sale	(4)	—
(Gain) Loss on sale of foreclosed real estate and repossessed assets	(58)	123
Loans originated for sale	(11,948)	(7,937)
Proceeds from sales of loans originated for sale	11,735	12,432
Adjustment of carrying value of foreclosed real estate and repossessed assets	165	214
Net amortization/accretion of bond premiums/discounts	419	528
Deferred tax expense	1,103	556
Net change in:
Interest receivable	(277)	(181)
Other assets	77	265
Accrued interest payable	(258)	107
Accrued expenses and other liabilities	473	24
Net Cash Provided by Operating Activities	8,574	11,548

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(14,199)	(19,632)
Purchase of securities available-for-sale	(9,584)	(790)
Proceeds from sale of investment securities available-for-sale	1,025	—
Proceeds from repayments and maturities of securities available-for-sale	11,254	10,657
Net purchase of equity securities (restricted)	(22)	(14)
Payments for the purchase of premises and equipment	(2,141)	(1,550)
Proceeds from sale and leaseback transactions	—	550
Proceeds from sale of premises and equipment	1	9
Proceeds from insurance claims on other real estate owned	—	19
Proceeds from sales of other real estate owned	760	1,322
Net Cash Used in Investing Activities	(12,906)	(9,429)

CASH FLOWS FROM FINANCING ACTIVIES
Net change in short term borrowings	—	(5,630)
Net change in non-interest bearing deposits	52,943	6,484
Net change in interest bearing deposits	(6,408)	19,001
Net Cash Provided by Financing Activities	46,535	19,855
Net increase in cash and cash equivalents	42,203	21,974
Cash and Cash Equivalents, Beginning of the Year	50,147	28,173
Cash and Cash Equivalents, End of the Year	$92,350	$50,147

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$5,151	$5,872
Taxes	$(166)	$(34)
Supplemental Disclosure of Non Cash Transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,232
Transfer of loans to loans held for sale	$—	$4,359
Loan made to finance sale of premises and equipment	$—	$752
Other real estate acquired in settlement of foreclosed loans	$1,128	$811
Loans made to finance sale of foreclosed real estate	$428	$2,360
Transfer of premises and equipment to other real estate	$—	$683
Change in unrealized gains on securities available for sale	$867	$1,637

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1         NATURE OF OPERATIONS

Nature of Operations – New Peoples Bankshares, Inc. (New Peoples) is a financial holding company whose principal activity is the ownership and management of a community bank, New Peoples Bank, Inc. (the Bank). The Bank is organized and incorporated under the laws of the Commonwealth of Virginia. As a state chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwest Virginia, southern West Virginia, and northeastern Tennessee and, most recently, western North Carolina. These services include commercial and consumer loans along with traditional deposit products such as checking and savings accounts.

With the onset of the COVID-19 pandemic during the first quarter of 2020, a number of changes were implemented to our operations to ensure the safety of, both, our employees and customers. A pandemic response team was formed to manage, implement and communicate any changes, along with monitoring our compliance with state and local mandates. Branch lobbies were closed to general customer access and services were provided through drive-thru, ITM, internet and mobile banking platforms. Work from home routines were established for various support departments to mitigate the risks of possible exposure and transmission of the virus. Enhanced cleaning procedures were performed as needed at branch and support locations. Social distancing, daily self-assessments and mask requirements were implemented for employees working onsite. Additional customer support was provided by way of loans offered through the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) loan initiative, and efforts were made to provide forbearance to borrowers impacted by the pandemic.

NOTE 2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The consolidated financial statements include New Peoples, the Bank, NPB Insurance Services, Inc., and NPB Web Services, Inc. (Hereinafter, collectively referred to as the Company, we, us, or our). All significant intercompany balances and transactions have been eliminated. In accordance with Accounting Standards Codification (ASC) 942, Financial Services – Depository and Lending, NPB Capital Trust I and 2 are not included in the consolidated financial statements.

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

Cash and Cash Equivalents – Cash and cash equivalents as used in the cash flow statements include cash and due from banks, interest-bearing deposits with banks, federal funds sold and investment securities maturing within three months.

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

Loans held for sale – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance through earnings. Mortgage loans held for sale are generally sold with servicing released. Gains and losses on sales of mortgages are based on the difference between the selling price and the carrying value of the related loan sold.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $14.4 million as of December 31, 2020. Most of the Company’s activities are with customers located within southwest Virginia, southern West Virginia, northeastern Tennessee region and western North Carolina. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

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

Other Real Estate Owned – Other real estate owned represents properties acquired through foreclosure or deeds taken in lieu of foreclosure. At the time of acquisition, these properties are recorded at fair value less estimated costs to sell. Expenses incurred in connection with operating these properties and subsequent write-downs, if any, are charged to operations. Subsequent to foreclosure, management periodically considers the adequacy of the reserve for losses on the property. Gains and losses on the sales of these properties are credited or charged to income in the year of the sale.

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

Income Taxes – Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets where it is more likely than not such assets will not be realized. At December 31, 2020 and 2019, the Company had no valuation allowance on its net deferred tax assets.

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

Financial Instruments – Fair Value – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully discussed in Note 22. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risks, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or market conditions could significantly affect these estimates.

Comprehensive Income – GAAP require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The change in unrealized gains and losses on available-for-sale securities is the Company’s only component of other comprehensive income.

Revenue from Contracts with Customers - Accounting Standards Update (ASU) 2014-9 “Revenue from Contracts with Customers” provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance does not apply to revenue associated with financial instruments, including loans and securities. The Company generally satisfies its performance obligations fully on its contracts with customers as services are rendered; and the transaction prices are typically fixed, charged either on a periodic basis or based on activity. The Company has evaluated revenue streams within noninterest income to assess the applicability of this guidance and determined that service charges on deposits, card processing and interchange income and financial service fees are within the scope of this ASU. Because performance obligations are satisfied as services are rendered and the fees are fixed, there is little judgment involved in applying the guidance that significantly affects the determination of the amount and timing of revenue from contracts with customers. Adoption of this standard did not change the timing or pattern of the recognition of revenue for the services covered by this ASU.

Advertising Cost – Advertising costs are expensed in the period incurred. For 2020 and 2019, those costs, which are included in Advertising, sponsorships and donations in Note 24 totaled $124 thousand and $208 thousand, for years ended December 31, 2020 and 2019, respectively.

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

NOTE 3         INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the years ended December 31, 2020 and 2019, there were no dilutive potential common shares. Basic and diluted net income per common share calculations follows:

(Amounts in thousands, except	For the years ended
share and per share data)	December 31,

	2020	2019
Net income	$2,890	$2,059
Weighted average shares outstanding	23,922,086	23,922,086
Weighted average dilutive shares outstanding	23,992,086	23,992,086
Basic and diluted income per share	$0.12	$0.09

NOTE 4         DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS

The Bank had federal funds sold and cash on deposit with other commercial banks amounting to $76.3 million and $36.1 million at December 31, 2020 and 2019, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

Effective March 26, 2020, the Board of Governors of the Federal Reserve System set reserve requirements to zero. Therefore, the Bank is no longer required to maintain minimum reserve balances with the Federal Reserve Bank of Richmond (the Federal Reserve Bank). Prior to March 26, 2020, the minimum required reserve balance was computed by applying prescribed percentages to various types of deposits, either at the Bank or on deposit with the Federal Reserve Bank.

The Bank has a total of $20.0 million in unsecured fed funds lines of credit facilities from three correspondent banks that were available at both December 31, 2020 and 2019. Of these total commitments, all were available at December 31, 2020 and 2019. As a condition for $5.0 million of one of the unsecured fed funds line of credit, the Bank maintains a minimum deposit balance of $200 thousand with this correspondent bank. As of December 31, 2020 and 2019, the Bank was in compliance with this requirement.

NOTE 5         INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities (all available-for-sale) as of December 31, 2020 and December 31, 2019 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
December 31, 2020
U.S. Government Agencies	$13,852	$322	$67	$14,107
Taxable municipals	5,157	188	—	5,345
Corporate bonds	5,893	186	31	6,048
Mortgage backed securities	22,565	388	47	22,906
Total Securities available for sale	$47,467	$1,084	$145	$48,406

December 31, 2019
U.S. Government Agencies	$15,703	$57	$127	$15,633
Taxable municipals	4,389	54	1	4,442
Corporate bonds	5,408	115	—	5,523
Mortgage backed securities	25,077	111	137	25,051
Total Securities available for sale	$50,577	$337	$265	$50,649

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020 and December 31, 2019.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars are in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
U.S. Government Agencies	$1,479	$12	$3,829	$55	$5,308	$67
Taxable municipals	—	—	—	—	—	—
Corporate bonds	1,219	31	—	—	1,219	31
Mtg. backed securities	7,517	44	218	3	7,735	47
Total Securities AFS	$10,215	$87	$4,047	$58	$14,262	$145

December 31, 2019
U.S. Government Agencies	$6,788	$46	$4,516	$81	$11,304	$127
Taxable municipals	1,049	1	—	—	1,049	1
Corporate bonds	—	—	—	—	—	—
Mtg. backed securities	1,586	4	12,002	133	13,588	137
Total Securities AFS	$9,423	$51	$16,518	$214	$25,941	$265

At December 31, 2020, the available-for-sale portfolio included 42 investments for which the fair market value was less than amortized cost. At December 31, 2019, the available-for-sale portfolio included 100 investments for which the fair market value was less than amortized cost. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had other-than-temporary impairment at December 31, 2020 or December 31, 2019.

Investment securities with a carrying value of $6.8 million and $6.9 million at December 31, 2020 and 2019, respectively, were pledged to secure public deposits and for other purposes required by law.

During the year ended December 31, 2020, $1.0 million of securities were sold, realizing $4 thousand in gains. No investment securities were sold during 2019.

The amortized cost and fair value of investment securities at December 31, 2020, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, actual maturities may differ from scheduled maturities on amortizing securities, such as mortgage-back securities and collateralized mortgage obligations, because the underlying collateral on these types of securities may be repaid prior to the scheduled maturity date.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$540	$546	2.11%
Due after one year through five years	6,664	6,795	3.42%
Due after five years through ten years	9,487	9,754	2.68%
Due after ten years	30,776	31,311	1.77%
Total	$47,467	$48,406	2.19%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in Other Assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.6 million as of both December 31, 2020 and 2019. The stock has no quoted market value and no ready market exists.

NOTE 6         LOANS

Loans receivable outstanding at December 31, are summarized as follows:

(Dollars are in thousands)	2020	2019
Real estate secured:
Commercial	$179,381	$170,436
Construction and land development	25,031	31,130
Residential 1-4 family	222,980	242,922
Multifamily	16,569	13,638
Farmland	18,368	20,790
Total real estate loans	462,329	478,916
Commercial	86,010	53,994
Agriculture	4,450	4,797
Consumer installment loans	20,632	23,127
All other loans	2,145	1,710
Total loans	$575,566	$562,544

Included in commercial loans at December 31, 2020, are $34.8 million of PPP loans that are guaranteed by the SBA. Fees paid by SBA ranged from 1% to 5% of the amount borrowed, with 5% paid on loans up to $350 thousand, 3% on loans between $350 thousand and $2 million, and 1% on loans over $2 million. During 2020, 645 loans totaling $28.8 million with original balances of $350 thousand or less were originated, along with the origination of 23 loans totaling $15.7 million, with original balances between $350 thousand and $2 million. As a result of these originations, fees totaling $1.9 million ($1.6 million, net of fees allocated to a third party service provider) were received related to the origination of these loans, of which $994 thousand was earned in 2020. Also included in total loans above are net deferred fees, including unearned PPP loan fees in 2020, of $496 thousand and net deferred costs of $378 thousand, at December 31 2020 and 2019, respectively. Income from net deferred fees and costs is recognized as income over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

Loans receivable on nonaccrual status at December 31, are summarized as follows:

(Dollars are in thousands)	2020	2019
Real estate secured:
Commercial	$2,225	$1,601
Construction and land development	57	45
Residential 1-4 family	2,700	2,544
Farmland	101	531
Total real estate loans	5,083	4,721
Commercial	453	390
Consumer installment and other loans	12	45
Total loans receivable on nonaccrual status	$5,548	$5,156

Total interest income not recognized on nonaccrual loans for 2020 and 2019 was $494 thousand and $714 thousand, respectively. In 2019, $4.4 million of non-performing and under-performing real estate loans were sold resulting in $113 thousand of charge-offs and $57 thousand of recoveries processed through the allowance for loan losses. No similar loan sales were transacted in 2020.

Under the provisions of the CARES Act, or related guidance issued by banking regulators, modifications, mainly in the form of short-term payment deferrals, were granted on 786 loans. At December 31, 2020, 673 loans totaling $110.7 million had completed their forbearance period and resumed a normal payment schedule. Fifteen loans totaling $836 thousand remained in forbearance. The remaining 98 accounts have repaid in full, or been refinanced at market terms and conditions.

Of the accounts that received some form of forbearance during the year, at December 31, 2020, $21.4 million were to lessors of residential properties, $16.0 million to lessors of non-residential properties, $12.4 million to hotels and restaurants, and $6.0 million to coal and gas mining operations. At December 31, 2020, fifteen loans totaling $836 thousand remain in forbearance, while the remaining loans have resumed a normal repayment schedule.

 The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2020 and December 31, 2019:

As of December 31, 2020 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$1,680	$16	$385	$386	$—
Construction and land development	89	18	99	376	—
Residential 1-4 family	1,788	53	1,662	1,898	—
Multifamily	—	—	—	—	—
Farmland	550	59	391	560	—
Commercial	59	—	—	—	—
Agriculture	—	—	—	—	—
Consumer installment loans	4	—	5	6	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	707	—	1,566	1,678	574
Construction and land development	—	—	—	—	—
Residential 1-4 family	150	3	337	365	72
Multifamily	—	—	—	—	—
Farmland	212	9	208	220	2
Commercial	214	12	429	437	404
Agriculture	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—
Total	$5,453	$170	$5,082	$5,926	$1,052

As of December 31, 2019 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$2,017	$100	$2,416	$2,478	$—
Construction and land development	91	7	70	346	—
Residential 1-4 family	1,944	55	1,263	1,460	—
Multifamily	29	1	—	—	—
Farmland	1,143	47	778	970	—
Commercial	578	11	128	178	—
Agriculture	—	—	—	1	—
Consumer installment loans	2	—	—	—	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	470	1	363	379	70
Construction and land development	—	—	—	—	—
Residential 1-4 family	302	—	55	60	44
Multifamily	—	—	—	—	—
Farmland	221	11	216	228	9
Commercial	507	7	286	886	200
Agriculture	—	—	—	—	—
Consumer installment loans	3	—	—	—	—
All other loans	—	—	—	—	—
Total	$7,307	$240	$5,575	$6,986	$323

An age analysis of past due loans receivable is below. At December 31, 2020 and 2019, there were no loans over 90 days past due that were accruing.

As of December 31, 2020 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$969	$—	$—	$969	$178,412	$179,381
Construction and land development	64	—	—	64	24,967	25,031
Residential 1-4 family	5,717	615	690	7,022	215,958	222,980
Multifamily	—	—	—	—	16,569	16,569
Farmland	57	—	—	57	18,311	18,368
Total real estate loans	6,807	615	690	8,112	454,217	462,329
Commercial	214	—	—	214	85,796	86,010
Agriculture	7	1	—	8	4,442	4,450
Consumer installment Loans	214	22	—	236	20,396	20,632
All other loans	—	—	—	—	2,145	2,145
Total loans	$7,242	$638	$690	$8,570	$566,996	$575,566

As of December 31, 2019 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$502	$125	$262	$889	$169,547	$170,436
Construction and land development	50	18	18	86	31,044	31,130
Residential 1-4 family	3,700	1,096	710	5,506	237,416	242,922
Multifamily	262	—	—	262	13,376	13,638
Farmland	111	47	152	310	20,480	20,790
Total real estate loans	4,625	1,286	1,142	7,053	471,863	485,916
Commercial	406	—	323	729	53,265	53,994
Agriculture	244	—	21	265	4,532	4,797
Consumer installment Loans	98	24	23	145	22,982	23,127
All other loans	—	—	—	—	1,710	1,710
Total loans	$5,373	$1,310	$1,509	$8,192	$554,352	$562,544

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

Pass - Loans in this category are considered to have a low likelihood of loss based on analysis of relevant information about the ability of the borrowers to service their debt and other factors.

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

Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. There were no loans classified as doubtful at December 31, 2020, and one loan with a balance of $286 thousand at December 31, 2019.

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of December 31, 2020 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$171,212	$6,112	$2,057	$—	$179,381
Construction and land development	23,168	1,806	57	—	25,031
Residential 1-4 family	218,947	1,304	2,729	—	222,980
Multifamily	16,337	232	—	—	16,569
Farmland	17,019	1,249	100	—	18,368
Total real estate loans	446,683	10,703	4,943	—	462,329
Commercial	81,846	3,711	453	—	86,010
Agriculture	4,255	195	—	—	4,450
Consumer installment loans	20,615	5	12	—	20,632
All other loans	2,145	—	—	—	2,145
Total	$555,544	$14,614	$5,408	$—	$575,566

As of December 31, 2019 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$165,570	$3,265	$1,601	$—	$170,436
Construction and land development	30,747	360	23	—	31,130
Residential 1-4 family	239,210	1,207	2,505	—	242,922
Multifamily	13,638	—	—	—	13,638
Farmland	18,779	1,480	531	—	20,790
Total real estate loans	467,944	6,312	4,660	—	478,916
Commercial	51,086	2,504	118	286	53,994
Agriculture	4,753	4	40	—	4,797
Consumer installment loans	23,087	12	28	—	23,127
All other loans	1,710	—	—	—	1,710
Total	$548,580	$8,832	$4,846	$286	$562,544

NOTE 7   ALLOWANCE FOR LOAN LOSSES

The following tables present activity in the allowance for loan losses for the year ended December 30, 2020 and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. Additionally, the allocation of the allowance by recorded portfolio segment and impairment method is presented as of December 30, 2020 and 2019.

	Real estate secured
		Construction						Consumer
		and Land	Residential					and All
(Dollars are in thousands)	Commercial	Development	1-4 family	Multifamily	Farmland	Commercial	Agriculture	Other	Unallocated	Total
Year ended December 31,
2020
Beginning balance	$1,248	$158	$1,736	$104	$109	$1,789	$27	$195	$2	$5,368
Charge-offs	(65)	—	(165)	—	(42)	(329)	(15)	(85)	—	(701)
Recoveries	57	—	38	—	33	40	1	55	—	224
Provision	1,041	75	342	47	(3)	775	27	(2)	(2)	2,300
Ending balance	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$—	$7,191

Allowance for loan losses at December 31, 2020
Individually evaluated for impairment	$574	$—	$72	$—	$2	$404	$—	$—	$—	$1,052

Collectively evaluated for impairment	1,707	233	1,879	151	95	1,871	40	163	—	6,139
	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$—	$7,191

Loans at December 31, 2020 Individually evaluated for impairment	$1,951	$99	$1,999	$—	$599	$429	$—	$5	$—	$5,082

Collectively evaluated for impairment	177,430	24,932	220,981	16,569	17,769	85,581	4,450	22,772	—	570,484
	$179,381	$25,031	$222,980	$16,569	$18,368	$86,010	$4,450	$22,777	$—	$575,566

	Real estate secured
		Construction						Consumer
		and Land	Residential					and All
(Dollars are in thousands)	Commercial	Development	1-4 family	Multifamily	Farmland	Commercial	Agriculture	Other	Unallocated	Total
Year ended December 31,
2019
Beginning balance	$1,386	$202	$2,437	$89	$287	$448	$37	$175	$275	$5,336
Charge-offs	(192)	—	(336)	—	(33)	(1,762)	(17)	(114)	—	(2,454)
Recoveries	16	34	202	30	29	61	2	62	—	436
Provision	38	(78)	(567)	(15)	(174)	3,042	5	72	(273)	2,050
Ending balance	$1,248	$158	$1,736	$104	$109	$1,789	$27	$195	$2	$5,368
Allowance for loan losses at December 31, 2019
Individually evaluated for impairment	$70	$—	$44	$—	$9	$200	$—	$—	$—	$323
Collectively evaluated for impairment	1,178	158	1,692	104	100	1,589	27	195	2	5,045
	$1,248	$158	$1,736	$104	$109	$1,789	$27	$195	$2	$5,368
Loans at December 31, 2019 Individually evaluated for impairment	$2,779	$70	$1,318	$—	$994	$414	$—	$—	$—	$5,575
Collectively evaluated for impairment	167,657	31,060	241,604	13,638	19,796	53,580	4,797	24,837	—	556,969
	$170,436	$31,130	$242,922	$13,638	$20,790	$53,994	$4,797	$24,837	$—	$562,544

In determining the amount of our allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision. Due to the underlying SBA guarantee provided for PPP loans, these accounts were not included in either the portfolio segment or impairment calculations at December 31, 2020. Additionally, due to uncertainties presented by the ongoing pandemic and the resulting economic uncertainty, internal and external qualitative factors were revised accordingly. This revision included reviewing our internal scoring related to loan modifications and extensions, and external factors, specifically, unemployment and other economic factors.

NOTE 8   TROUBLED DEBT RESTRUCTURINGS

At December 31, 2020, loans classified as troubled debt restructurings totaled $4.0 million compared to $4.3 million at December 31, 2019. The following table presents information related to loans modified as troubled debt restructurings during the years ended December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
(Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	3	$190	$190	1	$150	$150
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	27	1,236	1,236	—	—	—
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	1	305	305
Total real estate loans	30	1,426	1,426	2	455	455
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	2	7	7	—	—	—
All other loans	—	—	—	—	—	—
Total	32	$1,433	$1,433	2	$455	$455

As discussed in Note 6, during the year ended December 31, 2020 modifications were granted on 786 loans with a gross aggregate balance of $119.6 million, under the provisions of the CARES Act. The characteristics of these modifications are considered short-term and did not result in a reclassification of the loans as troubled debt restructurings, as the accounts met the requirements stated in the CARES Act and had not been subject to prior modification.

During the year ended December 31, 2020, the Company modified the terms of thirty-two loans for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on these loans; however, the payment terms or maturity date were changed. During the year ended December 31, 2019, the Company modified the terms of two loans for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on these loans; however, the payment terms and maturity date were changed.

Three loans totaling $142 thousand, modified as troubled debt restructurings during 2020, have since failed to perform in accordance with the revised terms and have been placed, or remained in nonaccrual status at December 31, 2020. Two loans modified as troubled debt restructurings defaulted during the year ended December 31, 2019. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

When determining the level of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings in its estimate. The Company evaluates all troubled debt restructurings for possible further impairment. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further write down the carrying value of these loans.

NOTE 9   BANK PREMISES AND EQUIPMENT

Depreciation expense for 2020 and 2019 was $2.2 million and $2.3 million, respectively. Bank premises and equipment at December 31, 2020 and 2019 are summarized as follows:

(Dollars are in thousands)	2020	2019
Land	$7,796	$7,485
Buildings and improvements	17,287	16,227
Furniture and equipment	16,900	16,253
Construction in progress	1,025	1,003
	43,008	40,968
Less accumulated depreciation	(20,834)	(18,726)
Bank Premises and Equipment	$22,174	$22,242

As presented in Note 17 Leasing Activities, in September 2019, the Bank entered into a sale and leaseback transaction for its branch office located in Lebanon, Virginia.

In December 2019, the former branch office located in Norton, Virginia, with a recorded balance of $683 thousand, was transferred to Other Real Estate Owned.

NOTE 10 INCOME TAXES

The Company files a consolidated federal income tax return. The following summarizes the provision for income taxes and the related deferred tax components for the years ended December 31, 2020 and 2019.

The source of pre-tax book income is summarized as follows for the years ended December 31:

(Dollars are in thousands)	2020	2019
Pre-tax book income
Domestic	$3,993	$2,581
Total pre-tax book income	$3,993	$2,581

Income tax expense is summarized as follows for the years ended December 31:

(Dollars are in thousands)	2020	2019
Current income tax expense (benefit)
Federal	$(200)	$(35)
State	—	—
Total current income tax expense (benefit)	(200)	(35)

Deferred income tax expense
Federal	1,304	557
State	(1)	—
Total deferred income tax expense	1,303	557
Income tax expense	$1,103	$522

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 21% for years ending December 31, 2020 and 2019, respectively:

(Dollars are in thousands)	2020	2019

Income tax expense (benefit) at the applicable federal rate74	$839	$542
Permanent differences resulting from:
Nondeductible expenses	8	10
Tax exempt interest income	(7)	(11)
Bank owned life insurance	(16)	(13)
Other adjustments	279	(6)
Income tax expense	$1,103	$522

The net deferred tax assets and liabilities resulting from temporary differences as of December 31 are summarized as follows:

(Dollars are in thousands)	2020	2019
Deferred Tax Assets
Allowance for loan losses	$1,568	$1,127
Deferred compensation	92	90
Nonaccrual loan interest	490	439
Other real estate owned	83	127
Amortization of core deposits	18	28
Amortization of goodwill	90	144
Capitalized interest and repair expense	23	23
Net operating loss carryforward	2,172	3,631
AMT carryforward	—	320
Other	33	—
Total Assets, gross	4,569	5,929
Valuation allowance	—	—
Total Assets, net	4,569	5,929

Deferred Tax Liabilities
Accelerated depreciation	869	937
Accrued employee benefits	—	11
Unrealized gain on securities available for sale	197	15
Prepaid expenses	22	59
Deferred loan costs	355	331
Total Liabilities, gross	1,443	1,353
Net Deferred Tax Asset	$3,126	$4,576

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

At December 31, 2020 and 2019, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to increase significantly over the next twelve months. The company recognizes interest and penalties as a component of income tax expense.

The Company and Bank are subject to U. S. federal income tax, a capital based franchise tax in the Commonwealth of Virginia; and income and excise taxes in West Virginia and Tennessee, respectively, based on earnings realized from business activities within each state. Years prior to 2017 are no longer subject to examination by taxing authorities.

NOTE 11 TIME DEPOSITS

The aggregate amount of time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) Insurance limit of $250,000 was $34.8 million and $36.2 million at December 31, 2020 and 2019, respectively. We had no brokered time deposits at either December 31, 2020 or 2019. At December 31, 2020, the scheduled maturities of time deposits are as follows (dollars are in thousands):

2021	$137,383
2022	44,170
2023	23,097
2024	11,283
2025	18,516
After five years	—
Total	$234,449

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

	For the years ended December 31,
(Dollars in thousands)	2020	2019
Beginning balance	$2,457	$2,553
New loans and advances on lines	4,567	1,925
Payments and other reductions	(2,837)	(2,021)
Ending balance	$4,187	$2,457

Total related party deposits held at the Bank were $21.5 million and $42.8 million at the end of years 2020 and 2019, respectively.

NPB Insurance Services, Inc. holds a 39% membership interest in Lonesome Pine Title Agency, LLC, which provides title insurance. Another member of the agency is a related party to the Company.

NOTE 13 RETIREMENT PLANS

The Company has established a qualified defined contribution plan that covers all full time employees. The Company matches employee contributions up to a maximum of 3% of their salary. The Company contributed $258 thousand and $299 thousand to the defined contribution plan for 2020 and 2019, respectively.

The Bank maintains a salary continuation plan for key executives which was established in 2002 and is funded by single premium life insurance policies. Expenses related to the plan were $17 thousand and $4 thousand for the years ended December 31, 2020 and 2019, respectively.

NOTE 14 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the years ended December 31, 2020 and 2019:

	2020	2019
(Dollars are in thousands)
Balance, beginning of year	$3,393	$5,937
Additions	1,128	811
Transfers from premises and equipment	—	683
Proceeds from sales	(687)	(1,322)
Proceeds from insurance claims	—	(19)
Loans made to finance sales	(428)	(2,360)
Adjustment of carrying value	(132)	(214)
Gains (losses) from sales	60	(123)
Balance, end of year	$3,334	$3,393

NOTE 15 BANK OWNED LIFE INSURANCE

At December 31, 2020 and 2019, we had an aggregate total cash surrender value of $4.7 million and $4.6 million, respectively, on life insurance policies covering current and former key officers

Total income for the policies during 2020 and 2019 was $77 thousand and $63 thousand, respectively.

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

NOTE 17 LEASING ACTIVITIES

The Bank leases five branch office sites resulting from sale leaseback transactions entered into in 2017 and 2019.

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

As of December 31, 2020, the Bank leases five branch offices. The lease agreements have maturity dates ranging from May 2032 to September 2034. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms at December 31, 2020, was 11.89 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases at December 31, 2020 was 3.16%.

The Company’s operating lease costs for the years ended December 31, 2020 and 2019, as a result of the transactions discussed above, was $552 thousand and $505 thousand, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At December 31, 2020, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2021	$511
2022	530
2023	544
2024	546
2025	550
Thereafter	3978
Total lease payments	6,659
Less imputed interest	1,220

Total	$5,439

NOTE 18 BORROWED FUNDS

The following table presents the breakdown of borrowed funds as of December 31, 2020 and 2019 (Dollars in thousands):

	FHLB Revolving Advances (a)	Federal Funds Lines (b)	FHLB Term Loans Short-Term (c)	FHLB Term Loans Long-Term (d)	NPB Capital Trust I (e)	NPB Capital Trust 2 (e)	Total
Balance December 31, 2020	$—	$—	$5,000	$—	$11,341	$5,155	$21,496
Highest balance at any month-end	—	—	5,000	5,000	11,341	5,155
Average weighted balance	—	—	2,555	2,445	11,341	5,155	21,496
Average interest rate:
Paid during the year	—%	—%	1.36%	1.36%	3.55%	2.70%	2.84%
At year-end	—%	—%	1.34%	—%	2.84%	2.01%	2.29%

Balance December 31, 2019	$—	$—	$—	$5,000	$11,341	$5,155	$21,496
Highest balance at any month-end	—	—	2,000	5,000	11,341	5,155
Average weighted balance	—	10	975	5,000	11,341	5,155	22,481
Average interest rate:
Paid during the year	—%	3.32%	1.26%	1.36%	5.09%	4.25%	3.89%
At year-end	—%	—%	—%	1.34%	4.59%	3.76%	3.64%

(a) - The Bank has the ability to borrow up to an additional $169.9 million from the FHLB under a line of credit which is secured by a blanket lien on residential real estate loans. The Bank had no overnight borrowings subject to daily rate changes from the FHLB at December 31, 2020 or 2019.

We have used our line of credit with FHLB to issue letters of credit totaling $12.0 million to the Treasury Board of Virginia for collateral on public funds deposited in the Bank. No draws on the letters of credit have been issued. The letters of credit are considered draws on our FHLB line of credit.

(b) - Federal funds lines consist of $20.0 million in unsecured federal funds line of credit facilities with correspondent banks as of both December 31, 2020 and 2019, exclusive of any outstanding balance.

(c) - At December 31, 2020, short term FHLB advances consisted of one $5.0 million advance with a fixed rate of 1.34%.

(d) - At December 31, 2020 there were no long term FHLB advances. Long term FHLB advances totaled $5 million at December 31, 2019

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

Under the terms of the subordinated debt transactions, the securities have 30-year maturities and are redeemable, in whole or in part, without penalty, at the option of the Company after five years from the issuance date, and on a quarterly basis thereafter.

Following are maturities of borrowed funds at December 31, 2020 (dollars in thousands):

2021	$5,000
2022	—
2023	—
2024	—
2025	—
2026 and thereafter	16,496
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

Financial instruments whose contract amount represents credit risk at December 31 were as follows:

	2020	2019
(Dollars in thousands)
Commitments to extend credit	$57,334	$59,552
Standby letters of credit	2,031	2,582

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

NOTE 20        LEGAL CONTINGENCIES

In the course of operations, we may become a party to legal proceedings in the normal course of business. At December 31, 2020, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, may materially impact the financial condition or liquidity of the Company.

The Bank was named as a defendant in an action filed in the United States District Court for the Western District of Virginia on December 22, 2020. The plaintiff alleges that the Bank breached a contractual arrangement in the assessment of overdraft fees for the re-presentment of items previously returned due to lack of sufficient funds. The plaintiff is seeking class action status in their pursuit of this complaint. The Bank denies the allegation and intends to vigorously defend against this claim. As no formal or specific financial demand has been made, and due to the preliminary status of this case, any possible loss cannot be estimated at this time.

The Bank is a defendant in a complaint filed by a former employee in the United States District Court for the Western District of Virginia on January 1, 2021. The complaint alleges wrongful termination based on gender, religion and age. The Bank denies the allegations and intends to vigorously defend against these claims. As no formal or specific financial demand has been made, and due to the preliminary status of this case, any possible loss cannot be estimated at this time.

NOTE 21        CAPITAL

Capital Requirements and Ratios

The Company meets eligibility criteria of a small bank holding company in accordance with the Board of Governors of the Federal Reserve System’s Small Bank Holding Company Policy Statement issued in February of 2015, and is no longer obligated to report consolidated regulatory capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of December 31, 2020, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2020 and 2019, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020:
Total Capital to Risk Weighted Assets	$77,133	16.41%	$37,603	8.0%	$47,028	10.0%
Tier 1 Capital to Risk Weighted Assets	71,241	15.16%	28,202	6.0%	37,603	8.0%
Tier 1 Capital to Average Assets	71,241	9.49%	29,989	4.0%	37,545	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets	71,241	15.16%	30,036	4.5%	30,552	6.5%

December 31, 2019:
Total Capital to Risk Weighted Assets	$72,109	14.83%	$38,910	8.0%	$48,637	10.0%
Tier 1 Capital to Risk Weighted Assets	66,741	13.72%	29,182	6.0%	38,910	8.0%
Tier 1 Capital to Average Assets	66,741	9.43%	28,313	4.0%	35,391	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets	66,741	13.72%	21,887	4.5%	31,614	6.5%

Accordingly, as of December 31, 2020 and 2019, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least, 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The Bank’s capital conservation buffer was 8.20% at December 31, 2020. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of both December 31, 2020 and 2019, the Common Equity Tier 1 Capital to Risk-weighted Assets ratio, the Tier 1 Capital to Risk-weighted Assets ratio, the Total Capital to Risk-weighted Assets ratio, and the Tier 1 Capital to Average Assets ratio of the Bank, all exceeded the minimum requirements.

NOTE 22      FAIR VALUES

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Fair Value Measurements and Disclosures also establish fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Investment Securities Available for Sale — Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $48.4 million and $50.6 million at December 31, 2020 and 2019, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired, a specific reserve may be established. Loans, which are deemed to be impaired and require a reserve, are primarily valued on a non-recurring basis at the fair value of the underlying real estate collateral. Where there is no observable market price, such fair values are obtained using independent appraisals, which management evaluates to determine whether or not the fair value of the collateral is further impaired below the appraised value and adjusts for estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets. The aggregate amount of impaired loans carried at fair value was $4.0 million and $5.3 million at December 31, 2020 and 2019, respectively.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Foreclosed assets are carried at the lower of their carrying value or fair value. Fair value is based upon observable market prices, when available, reduced by estimated disposition costs, which the Company considers to be nonrecurring Level 2 inputs. When observable market prices are not available, management determines the fair value of the foreclosed asset using independent third party appraisals, evaluated to determine whether or not the property is further impaired below the appraised value, and adjusts for estimated costs of disposition. The Company records foreclosed assets as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $3.3 million and $3.4 million at December 31, 2020 and 2019, respectively.

Assets and liabilities measured at fair value are as follows as of December 31, 2020 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$14,107	$—
Taxable municipals	—	5,345	—
Corporate bonds	—	6,048	—
Mortgage backed securities	—	22,906	—

(On a non-recurring basis) Other real estate owned	—	—	3,334
Impaired loans:
Real estate secured:
Commercial	—	—	1,377
Construction and land development	—	—	99
Residential 1-4 family	—	—	1,927
Multifamily	—	—	—
Farmland	—	—	597
Commercial	—	—	25
Agriculture	—	—	—
Consumer installment loans	—	—	5
All other loans	—	—	—
Total	$—	$48,406	$7,364

Assets and liabilities measured at fair value are as follows as of December 31, 2019 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$15,633	$—
Taxable municipals	—	4,442	—
Corporate bonds	—	5,523	—
Mortgage backed securities	—	25,051	—

(On a non-recurring basis) Other real estate owned	—	—	3,393
Impaired loans:
Real estate secured:
Commercial	—	—	2,709
Construction and land development	—	—	70
Residential 1-4 family	—	—	1,274
Multifamily	—	—	—
Farmland	—	—	985
Commercial	—	—	214
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$—	$50,649	$8,645

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2020 and 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at December 31, 2020	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$4,030	$5,252	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$3,334	$3,393	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

December 31, 2020
Financial Instruments – Assets
Net Loans	$568,375	$564,664	$—	$560,634	$4,030

Financial Instruments – Liabilities
Time Deposits	234,449	237,768	—	237,768	—
Borrowed Funds	21,496	16,788	—	16,788	—

December 31, 2019
Financial Instruments – Assets
Net Loans	$557,176	$550,495	$—	$545,243	$5,252

Financial Instruments – Liabilities
Time Deposits	257,406	259,325	—	259,325	—
Borrowed Funds	21,496	18,503	—	18,503	—

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

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities and accrued interest approximates fair value and is excluded from the table above.

In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments represent an approximation of exit price; however, an actual exit price may differ.

NOTE 23      REVENUE FROM CONTRACTS WITH CUSTOMERS

All of our revenue from contracts with customers as defined in ASC 606 is recognized within Noninterest Income. The following table presents Noninterest Income by revenue stream for the years ended December 31, 2020 and 2019.

(Dollars are in thousands)	2020	2019
Service charges and fees	$3,217	$3,605
Card processing and interchange income	3,314	3,014
Insurance and investment fees	716	663
Gains on sales of available-for-sale securities (1)	4	—
Gain on sale and leaseback transactions (1)	—	803
Other noninterest income	896	567
Total Noninterest Income	$8,147	$8,652

(1) – Not within the scope of ASU 2014-9

Certain revenues are earned from contracts with customers. These revenues are recognized when the promised services are rendered to the customer and reflects the entitled consideration received in exchange for those services.

Service charges and fees – revenue is recognized on deposit services based on published fees for the services provided. These fees may be collected on a transaction basis, at the time the service is rendered or periodically based on the period over which the service is provided. Transaction based fees include services such as stop payment requests, paper statement rendering and ITM usage fees. Periodic fees include such charges as monthly account maintenance fees. Overdraft fees are realized at the time the overdraft occurs.

Card processing and interchange fees – Card related interchange revenue is primarily comprised of debit and credit card income. Debit and credit card income is earned when customers’ debit or credit cards are processed through a card payment network. Card related interchange income is recognized at the time the customer transactions settle.

Insurance and investment fees - Insurance and investment fee income consists of commissions received on annuity and investment product sales through a third-party service provider. Performance is generally satisfied at the time an annuity policy is issued, or at the execution of an investment transaction.

NOTE 24 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the years ended December 31, 2020 and 2019:

(Dollars are in thousands)	2020	2019
Advertising, sponsorships and donations	$216	$315
ATM network expense	1,476	1,832
Legal and professional fees	839	872
Consulting fees	504	829
Loan related expenses	353	581
Printing and supplies	141	146
FDIC insurance premiums	393	222
Other real estate owned expenses, net	307	635
Other operating expenses	2,507	2,404
Total	$6,736	$7,836

NOTE 25 SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued and has identified the following as a non-recognized subsequent event.

As disclosed in Note 20 Legal Contingencies, the Bank is a defendant in a complaint filed by a former employee in the United States District Court for the Western District of Virginia on January 1, 2021.

In response to the ongoing economic impact of the pandemic, on March 11, 2021, the American Rescue Plan Act of 2021, was signed into law. This legislation provides a third round of stimulus payments to individuals of $1,400, extends supplemental unemployment assistance through September 6, 2021, while exempting the first $10,200 of unemployment benefits from income tax. This combined with the second round of $600 stimulus payments and the second round of PPP lending signed into law in December, can be expected to provide economic support to our customers, resulting in an increase in liquid assets. As of March 31, 2021, 322 PPP loans totaling $18.8 million have been funded during this second round.

At this time we cannot state how the continuing economic uncertainty or the resulting stimulus efforts will affect the financial position, operations or liquidity of the Company.

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

In March 2020, the FASB released ASU 2020-03, ‘Codification Improvements to Financial Instruments,’ as part of its ongoing project for improving the Codification or correcting its unintended application. This Update is being issued to increase stakeholder awareness of these amendments. These amendments affect Fair Value Option Disclosures, Applicability of Portfolio Exception in Topic 820 to Nonfinancial Items, Disclosures for Depository and Lending Institutions, Cross-Reference to Line-of-Credit or Revolving-Debt Arrangements Guidance in Subtopic 470-50, Cross-Reference to Net Asset Value Practical Expedient in Subtopic 820-10, Interaction of Topic 842 and Topic 326, and Interaction of Topic 326 and Subtopic 860-20. The amendments in this update are effective immediately. The Company does not expect these amendments to have a material effect on its financial statements.

In March, 2020, the FASB released ASU 2020-04, ‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting,’ which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in the Update are effective for the Company as of March 12, 2020 through December 31, 2022. The Company is currently in the process of evaluating the impact of adoption of this guidance, but does not expect this amendment to have a material impact on its financial statements.

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

In January, 2021, the FASB released ASU 2021-01, ‘Reference Rate Reform (Topic 848),’ which clarifies that certain optional expedients and exceptions in topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition related to reference rate reform. The amendments in this Update are effective immediately for all entities. An entity may elect to apply the amendments in the Update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. The Company does not expect this amendment to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 27 PARENT CORPORATION ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(Dollars in Thousands)

	2020	2019
ASSETS
Due from banks	$215	$209
Investment in subsidiaries	72,990	69,463
Other assets	1,669	1,737
Total Assets	$74,874	$71,409

LIABILITIES
Accrued interest payable	$109	$182
Accrued expenses and other liabilities	92	129
Trust preferred securities	16,496	16,496
Total Liabilities	16,697	16,807

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value, 50,000,000 shares authorized; 23,922,086 shares issued and outstanding at both December 31, 2020 and 2019	47,844	47,844
Additional paid capital	14,570	14,570
Retained deficit	(4,979)	(7,869)
Accumulated other comprehensive income	742	57
Total Stockholders’ Equity	58,177	54,602
Total Liabilities and Stockholders’ Equity	$74,874	$71,409

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Dollars in thousands)

	2020	2019
Income
Miscellaneous income	$16	$26
Dividends from subsidiaries	610	760
Undistributed income of subsidiaries	2,842	2,076
Total income	3,468	2,862

Expenses
Trust preferred securities interest expense	541	796
Professional fees	114	154
Other operating expenses	19	60
Total Expenses	674	1,010

Income before Income Taxes	2,794	1,852
Income Tax Benefit	(96)	(207)
Net Income	$2,890	$2,059

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Dollars in thousands)

	2020	2019
Cash Flows From Operating Activities
Net income	$2,890	$2,059
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(2,842)	(2,076)
Net decrease (increase) in other assets	67	(173)
Net (decrease) increase in other liabilities	(109)	38
Net cash provided by (used in) operating activities	6	(152)

Net increase (decrease) in Cash and Cash Equivalents	6	(152)
Cash and Cash Equivalents, Beginning of year	209	361
Cash and Cash Equivalents, End of Year	$215	$209

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$614	$811
Taxes	$(166)	$(34)

NOTE 28 SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2020 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First
Income statement
Net interest income	$6,447	$6,414	$6,140	$6,142
Provision for loan losses	300	450	550	1,000
Noninterest income	2,234	2,116	1,628	2,165
Noninterest expense	6,272	6,282	7,192	7,251
Net income	1,391	1,424	29	46
Earnings per share, basic and diluted	0.06	0.06	0.00	0.00

Period end balance sheet
Total loans receivable	$575,566	$585,122	$587,566	$560,468
Total assets	756,302	749,125	754,651	715,144
Total deposits	668,012	661,672	668,404	629,525
Total stockholders’ equity	58,177	56,919	55,473	55,251

	2019 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First
Income statement
Net interest income	$6,252	$6,347	$6,282	$6,095
Noninterest income	760	1,020	135	135
Provision for loan losses	2,051	2,855	1,969	1,777
Noninterest expense	7,006	7,079	7,684	7,228
Net income (loss)	432	876	345	406
Earnings (loss) per share, basic and diluted	0.02	0.04	0.01	0.02

Period end balance sheet
Total loans receivable	$562,544	$558,174	$551,131	$553,585
Total assets	706,373	706,939	701,952	721,868
Total deposits	621,477	621,603	619,313	638,409
Total stockholders’ equity	54,602	54,206	53,179	52,026

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” issued in 2013. Based on this assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2020.

Item 9B.       Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information contained under the captions “Election of Directors,” “Incumbent Directors” “Executive Officers Who Are Not Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the 2021 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11.     Executive Compensation

The information contained under the captions “Director Compensation” and “Executive Compensation and Related Party Transactions” in the 2021 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 2021 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Executive Compensation and Related Party Transactions” and “Corporate Governance” in the 2021 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the caption “Audit Information” in the 2021 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    The response to this portion of Item 15 is included in Item 8 above.

(a)(2)    The response to this portion of Item 15 is included in Item 8 above.

(a)(3)    The following exhibits are filed as part of this Form 10-K and this list includes the exhibit index:

Exhibit Number

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
10.1*	Employment Agreement dated December 1, 2016 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2016

14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
21	Subsidiaries of the Registrant.
24	Powers of Attorney (contained on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).
32 101

Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

The following materials for the Company’s 10-K Report for the year ended December 31, 2020, formatted in XBRL are being furnished, not filed. XBRL Taxonomy Extension Calculation Linkbase Document, XBRL Taxonomy Extension Definitions Linkbase Document, Taxonomy Extension Label Linkbase Document, XBRL Taxonomy Extension Label Linkbase Document.

* Denotes management contract.

(b)       See Item 15(a)(3) above.

(c)       See Items 15(a)(1) and (2) above.

Item 16.          Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.

By:	/s/ C. TODD ASBURY
C. Todd Asbury
Director, President and Chief Executive Officer
Date:	April 8, 2021

By:	/s/ JOHN J. BOCZAR
John J. Boczar
Executive Vice President and Chief Financial Officer
Date:	April 8, 2021

POWER OF ATTORNEY

Each of the undersigned hereby appoints C. Todd Asbury and John J. Boczar, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. TODD ASBURY	Director, President and	April 8, 2021
C. Todd Asbury	Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN J. BOCZAR		April 8, 2021
John J. Boczar	Executive Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)
/s/ TIM BALL	Director	April 8, 2021
Tim Ball

/s/ GINA D. BOGGESS	Director	April 8, 2021
Gina D. Boggess

/s/ J. ROBERT BUCHANAN	Director	April 8, 2021
J. Robert Buchanan

/s/ JOE CARTER	Director	April 8, 2021
Joe Carter

/s/ JOHN D. COX	Director	April 8, 2021
John D. Cox

/s/ CHARLES H. GENT	Director	April 8, 2021
Charles H. Gent

/s/ EUGENE HEARL	Director	April 8, 2021
Eugene Hearl

/s/ HAROLD LYNN KEENE	Chairman, Director	April 8, 2021
Harold Lynn Keene

Director
Michael G. McGlothlin

Director
Fred Meade

/s/ B. SCOTT WHITE	Director	April 8, 2021
B. Scott White