Form 10-Q
period 2021-03-31
NEW PEOPLES BANKSHARES INC
filed 2021-05-17
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.;     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

The number of shares outstanding of the registrant’s common stock was 23,922,086 as of May 12, 2021.

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information
Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2021	2020
Loans including fees	$6,921	$7,098
Federal funds sold	—	1
Interest-earning deposits with banks	19	162
Investments	247	297
Dividends on equity securities (restricted)	32	37
Total Interest and Dividend Income	7,219	7,595

INTEREST EXPENSE
Deposits	683	1,262
Borrowed funds	123	191
Total Interest Expense	806	1,453

NET INTEREST INCOME	6,413	6,142

PROVISION FOR LOAN LOSSES	186	1,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,227	5,142

NONINTEREST INCOME
Service charges and fees	832	851
Card processing and interchange	864	753
Insurance and investment fees	226	132
Net gain on sales of available-for-sale securities	—	4
Other noninterest income	207	425
Total Noninterest Income	2,129	2,165

NONINTEREST EXPENSES
Salaries and employee benefits	3,079	3,501
Occupancy and equipment expense	1,176	1,113
Data processing and telecommunications	573	620
Other operating expenses	1,521	2,017
Total Noninterest Expenses	6,349	7,251

INCOME BEFORE INCOME TAXES	2,007	56

INCOME TAX EXPENSE	422	10

NET INCOME	$1,585	$46

Income Per Share
Basic and diluted	$0.07	$0.00

Average Weighted Shares of Common Stock
Basic and diluted	23,922,086	23,922,086

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended March 31,
	2021	2020
NET INCOME	$1,585	$46

Other comprehensive income:
Investment Securities Activity
Unrealized (losses) gains arising during the period	(525)	767
Reclassification adjustment for net gains included in net income	—	(4)
Other comprehensive (losses) gains on investment securities	(525)	763
Related tax (benefit) expense	(110)	160
TOTAL OTHER COMPREHENSIVE INCOME	(415)	603
TOTAL COMPREHENSIVE INCOME	$1,170	$649

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2021	2020
ASSETS

Cash and due from banks	$17,460	$16,023
Interest-bearing deposits with banks	113,510	76,105
Federal funds sold	234	222
Total Cash and Cash Equivalents	131,204	92,350

Investment securities available-for-sale	46,292	48,406
Loans held for sale	—	389

Loans receivable	594,454	575,566
Allowance for loan losses	(7,293)	(7,191)
Net loans	587,161	568,375

Bank premises and equipment, net	22,560	22,174
Other real estate owned	3,342	3,334
Accrued interest receivable	2,223	2,392
Deferred taxes, net	2,813	3,126
Right-of-use assets – operating leases	5,344	5,439
Other assets	9,327	10,317

Total Assets	$810,266	$756,302

LIABILITIES

Deposits:
Noninterest bearing	$259,305	$223,725
Interest-bearing	461,649	444,287
Total Deposits	720,954	668,012

Borrowed funds	21,496	21,496
Lease liabilities – operating leases	5,344	5,439
Accrued interest payable	359	436
Accrued expenses and other liabilities	2,766	2,742

Total Liabilities	750,919	698,125

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 23,922,086 shares issued and outstanding at March 31, 2021 and December 31, 2020	47,844	47,844
Additional paid-in-capital	14,570	14,570
Retained deficit	(3,394)	(4,979)
Accumulated other comprehensive income	327	742

Total Stockholders’ Equity	59,347	58,177

Total Liabilities and Stockholders’ Equity	$810,266	$756,302

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2019	23,922	$47,844	$14,570	$(7,869)	$57	$54,602

Net income	—	—	—	46	—	46
Other comprehensive income, net of tax	—	—	—	—	603	603
Balance, March 31, 2020	23,922	$47,844	$14,570	$(7,823)	$660	$55,251

Balance, December 31, 2020	23,922	$47,844	$14,570	$(4,979)	$742	$58,177

Net income	—	—	—	1,585	—	1,585
Other comprehensive loss, net of tax	—	—	—	—	(415)	(415)
Balance, March 31, 2021	23,922	$47,844	$14,570	$(3,394)	$327	$59,347

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(IN THOUSANDS)

(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,585	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	563	549
Provision for loan losses	186	1,000
Income on bank owned life insurance	(12)	(18)
Gain on sale of securities available-for-sale	—	(4)
Gain on sale of mortgage loans	(56)	(39)
Loss (gain) on sale of premises and equipment	3	(1)
Loss (gain) on sale of other real estate owned	17	(58)
Loans originated for sale	(3,459)	(2,702)
Proceeds from sales of loans originated for sale	3,904	2,254
Adjustment of carrying value of other real estate owned	28	87
Amortization of bond premiums	93	117
Deferred tax benefit	423	10
Net change in:
Accrued interest receivable	169	70
Other assets	1,002	(777)
Accrued interest payable	(77)	12
Accrued expenses and other liabilities	24	160
Net Cash Provided by Operating Activities	4,393	706

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(19,090)	2,221
Purchase of securities available-for-sale	(1,481)	—
Proceeds from sale of investment securities available-for-sale	—	1,025
Proceeds from repayments and maturities of securities available-for-sale	2,977	2,533
Net purchase of equity securities (restricted)	—	(22)
Payments for the purchase of premises and equipment	(952)	(1,108)
Proceeds from sale of premises and equipment	—	1
Proceeds from sales of other real estate owned	65	118
Net Cash (Used in) Provided by Investing Activities	(18,481)	4,768

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in noninterest bearing deposits	35,580	6,624
Net change in interest bearing deposits	17,362	1,424
Net Cash Provided by Financing Activities	52,942	8,048

Net increase in cash and cash equivalents	38,854	13,522
Cash and Cash Equivalents, Beginning of the Period	92,350	50,147
Cash and Cash Equivalents, End of the Period	$131,204	$63,669

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$883	$1,441
Taxes	$—	$—
Supplemental Disclosure of Non-cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$118	$252
Loans made to finance sale of other real estate owned	$—	$428
Change in unrealized (losses) gains on securities available for sale	$(525)	$763

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS

Nature of Operations – New Peoples Bankshares, Inc. (New Peoples) is a financial holding company whose principal activity is the ownership and management of a community bank, New Peoples Bank, Inc. (the Bank). New Peoples and the Bank are organized and incorporated under the laws of the Commonwealth of Virginia. As a state chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (the Federal Reserve). The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwest Virginia, southern West Virginia, western North Carolina and northeastern Tennessee. These services include commercial and consumer loans along with traditional deposit products such as checking and savings accounts.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2021 and December 31, 2020, and the results of operations for the three month periods ended March 31, 2021 and 2020. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

NOTE 3 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three month periods ended March 31, 2021 and 2020, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars in Thousands, Except Share and Per Share Data)	For the three months ended March 31,
	2021	2020
Net income	$1,585	$46
Weighted average shares outstanding	23,922,086	23,922,086
Weighted average dilutive shares outstanding	23,922,086	23,922,086

Basic and diluted income per share	$0.07	$0.00

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of March 31, 2021, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2021 and December 31, 2020, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021:
Total Capital to Risk Weighted Assets	$78,934	16.16%	$39,066	8.0%	$48,833	10.0%
Tier 1 Capital to Risk Weighted Assets	72,815	14.91%	29,300	6.0%	39,066	8.0%
Tier 1 Capital to Average Assets	72,815	9.41%	30,967	4.0%	38,709	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets	72,815	14.91%	21,975	4.5%	31,741	6.5%

December 31, 2020:
Total Capital to Risk Weighted Assets	$77,133	16.41%	$37,603	8.0%	$47,028	10.0%
Tier 1 Capital to Risk Weighted Assets	71,241	15.16%	28,202	6.0%	37,603	8.0%
Tier 1 Capital to Average Assets	71,241	9.49%	29,989	4.0%	37,545	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets	71,241	15.16%	20,036	4.5%	30,552	6.5%

Accordingly, as of March 31, 2021 and December 31, 2020, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. All ratios shown in the table above exceed the minimum requirements. The Bank’s capital conservation buffer as of March 31, 2021 was 8.16%.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (AFS) securities as March 31, 2021 and December 31, 2020 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
March 31, 2021
U.S. Government Agencies	$13,177	$215	$76	$13,316
Taxable municipals	5,654	138	59	5,733
Corporate bonds	5,790	137	—	5,927
Mortgage backed securities	21,257	326	267	21,316
Total Securities AFS	$45,878	$816	$402	$46,292

December 31, 2020
U.S. Government Agencies	$13,852	$322	$67	$14,107
Taxable municipals	5,157	188	—	5,345
Corporate bonds	5,893	186	31	6,048
Mortgage backed securities	22,565	388	47	22,906
Total Securities AFS	$47,467	$1,084	$145	$48,406

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
U.S. Government Agencies	$1,048	$27	$3,970	$49	$5,018	$76
Taxable municipals	1,502	59	—	—	1,502	59
Mortgage backed securities	8,385	263	263	4	8,648	267
Total Securities AFS	$10,935	$349	$4,233	$53	$15,168	$402

December 31, 2020
U.S. Government Agencies	$1,479	$12	$3,829	$55	$5,308	$67
Taxable municipals	—	—	—	—	—	—
Corporate bonds	1,219	31	—	—	1,219	31
Mortgage backed securities	7,517	44	218	3	7,735	47
Total Securities AFS	$10,215	$87	$4,047	$58	$14,262	$145

At March 31, 2021, there were 44 securities in a loss position, of which 27 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $6.3 million and $6.8 million at March 31, 2021 and December 31, 2020, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

The following table summarizes sales of AFS debt securities for the three months ended March 31,

(Dollars are in thousands)	2021	2020
Proceeds	$—	$1,025
Gains	—	7
Losses	—	(3)
Tax benefit	—	(1)

The amortized cost and fair value of investment securities at March 31, 2021, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars are in thousands) Securities Available-for-Sale	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$1,029	$1,042	1.96%
Due after one year through five years	6,433	6,560	3.45%
Due after five years through ten years	8,905	9,118	2.78%
Due after ten years	29,511	29,572	1.77%
Total	$45,878	$46,292	2.20%

The Bank, as a member of the Federal Reserve Bank of Richmond (the Reserve Bank) and the Federal Home Loan Bank (the FHLB) of Atlanta, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.22 million and $2.58 million at March 31, 2021 and December 31, 2020, respectively.

NOTE 6 LOANS

No loans were held for sale at March 31, 2021. At December 31, 2020, $389 thousand of loans were held for sale, which represent mortgage loans originated for sale. These originations and sales are executed on a best efforts basis.

Loans receivable outstanding as of March 31, 2021 and December 31, 2020 are summarized as follows:

(Dollars are in thousands)	March 31, 2021	December 31, 2020
Real estate secured:
Commercial	$191,156	$179,381
Construction and land development	28,798	25,031
Residential 1-4 family	218,256	222,980
Multifamily	20,488	16,569
Farmland	19,609	18,368
Total real estate loans	478,307	462,329
Commercial	90,732	86,010
Agriculture	4,216	4,450
Consumer installment loans	19,521	20,632
All other loans	1,678	2,145
Total loans	$594,454	$575,566

Included in commercial loans at March 31, 2021 and December 31, 2020 were $37.6 million and $34.8 million of Paycheck Protection Program (PPP) loans, respectively, that are guaranteed by the Small Business Administration (SBA). Fees paid by SBA for round 1 PPP loans ranged from 1% to 5% of the amount borrowed, with 5% paid on loans up to $350 thousand, 3% on loans between $350 thousand and $2 million, and 1% on loans over $2 million. For round 2 PPP loans the fee structure was modified to the lesser of 50%, or $2.5 thousand for loans up to $50 thousand, 5% on loans ranging from $50 thousand to $350 thousand; 3% on loans between $350 thousand and $2 million and 1% on loans over $2 million. Included in total loans above, are net deferred fees, including unearned PPP loans fees, of $860 thousand and $456 thousand at March 31, 2021 and December 31, 2020, respectively. Income from net deferred fees is recognized as income over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

Loans receivable on nonaccrual status as of March 31, 2021 and December 31, 2020 are summarized as follows:

(Dollars are in thousands)	March 31, 2021	December 31, 2020
Real estate secured:
Commercial	$2,125	$2,225
Construction and land development	54	57
Residential 1-4 family	3,027	2,700
Farmland	87	101
Total real estate loans	5,293	5,083
Commercial	50	453
Consumer installment loans and other loans	12	12
Total loans receivable on nonaccrual status	$5,355	$5,548

Total interest income not recognized on nonaccrual loans for the three months ended March 31, 2021 and March 31, 2020 was $135 thousand and $189 thousand, respectively.

Under the provisions of the CARES Act, or related guidance issued by banking regulators, modifications, mainly in the form of short-term payment deferrals, were granted on 786 loans, during 2020. At March 31, 2021, 646 loans totaling $103.2 million had completed their forbearance period and resumed a normal payment schedule and two loans totaling $206 thousand remained in forbearance. The remaining 138 loans have repaid in full or been refinanced at market terms and conditions.

The following table presents information concerning the Company’s investment in loans considered impaired as of March 31, 2021 and December 31, 2020:

As of March 31, 2021 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$496	$532	$—
Construction and land development	88	366	—
Residential 1-4 family	1,900	2,178	—
Multifamily	—	—	—
Farmland	574	755	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	3	4	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,436	1,527	558
Construction and land development	—	—	—
Residential 1-4 family	301	331	45
Multifamily	—	—	—
Farmland	—	—	—
Commercial	30	38	5
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$4,828	$5,731	$608

As of December 31, 2020 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$385	$386	$—
Construction and land development	99	376	—
Residential 1-4 family	1,662	1,898	—
Multifamily	—	—	—
Farmland	391	560	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	5	6	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,566	1,678	574
Construction and land development	—	—	—
Residential 1-4 family	337	365	72
Multifamily	—	—	—
Farmland	208	220	2
Commercial	429	437	404
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$5,082	$5,926	$1,052

The following tables present information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Three Months Ended
	March 31, 2021		March 31, 2020
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Real estate secured:
Commercial	$441	$—	$2,335	$9
Construction and land development	94	4	67	4
Residential 1-4 family	1,781	14	1,304	13
Multifamily	—	—	—	—
Farmland	483	9	761	10
Commercial	—	—	115	1
Agriculture	—	—	—	—
Consumer installment loans	4	—	—	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,501	3	433	—
Construction and land development	—	—	—	—
Residential 1-4 family	319	—	54	—
Multifamily	—	—	—	—
Farmland	104	—	216	2
Commercial	230	1	286	—
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—
Total	$4,957	$31	$5,571	$39

An age analysis of past due loans receivable as of March 31, 2021 and December 31, 2020 is below. At March 31, 2021 and December 31, 2020, there were no loans over 90 days past due that were accruing.

As of March 31, 2021 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$1,509	$166	$351	$2,026	$189,130	$191,156
Construction and land development	9	—	—	9	28,789	28,798
Residential 1-4 family	2,355	531	356	3,242	215,014	218,256
Multifamily	—	—	—	—	20,488	20,488
Farmland	—	—	—	—	19,609	19,609
Total real estate loans	3,873	697	707	5,277	473,030	478,307
Commercial	216	4	—	220	90,512	90,732
Agriculture	—	—	—	—	4,216	4,216
Consumer installment loans	76	42	1	119	19,402	19,521
All other loans	—	—	—	—	1,678	1,678
Total loans	$4,165	$743	$708	$5,616	$588,838	$594,454

As of December 31, 2020 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$969	$—	$—	$969	$178,412	$179,381
Construction and land development	64	—	—	64	24,967	25,031
Residential 1-4 family	5,717	615	690	7,022	215,958	222,980
Multifamily	—	—	—	—	16,569	16,569
Farmland	57	—	—	57	18,311	18,368
Total real estate loans	6,807	615	690	8,112	454,217	462,329
Commercial	214	—	—	214	85,796	86,010
Agriculture	7	1	—	8	4,442	4,450
Consumer installment loans	214	22	—	236	20,396	20,632
All other loans	—	—	—	—	2,145	2,145
Total loans	$7,242	$638	$690	$8,570	$566,996	$575,566

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

Based on the most recent analysis performed, the risk categories of loans receivable as of March 31, 2021 and December 31, 2020 was as follows:

As of March 31, 2021 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$182,141	$6,889	$1,988	$138	$191,156
Construction and land development	26,986	1,758	54	—	28,798
Residential 1-4 family	214,306	987	2,963	—	218,256
Multifamily	20,256	232	—	—	20,488
Farmland	17,901	1,621	87	—	19,609
Total real estate loans	461,590	11,487	5,092	138	478,307
Commercial	87,043	3,639	50	—	90,732
Agriculture	4,024	192	—	—	4,216
Consumer installment loans	19,500	9	12	—	19,521
All other loans	1,678	—	—	—	1,678
Total	$573,835	$15,327	$5,154	$138	$594,454

As of December 31, 2020 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$171,212	$6,112	$2,057	$—	$179,381
Construction and land development	23,168	1,806	57	—	25,031
Residential 1-4 family	218,947	1,304	2,729	—	222,980
Multifamily	16,337	232	—	—	16,569
Farmland	17,019	1,249	100	—	18,368
Total real estate loans	446,683	10,703	4,943	—	462,329
Commercial	81,846	3,711	453	—	86,010
Agriculture	4,255	195	—	—	4,450
Consumer installment loans	20,615	5	12	—	20,632
All other loans	2,145	—	—	—	2,145
Total	$555,544	$14,614	$5,408	$—	$575,566

NOTE 7 ALLOWANCE FOR LOAN LOSSES

In determining the amount of our allowance for loan losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision. Due to the underlying SBA guarantee provided for PPP loans, these accounts were not included in either the portfolio segment or impairment calculations at March 31, 2021 and December 31, 2020. Additionally, due to uncertainties presented by the ongoing pandemic and the resulting economic uncertainty, internal and external qualitative factors were revised accordingly. This revision included reviewing our internal scoring related to loan modifications and extensions, and external factors, specifically, unemployment and other economic factors.

The following tables present activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2021 and 2020, respectively. Additionally, the allocation of the allowance by recorded portfolio segment and impairment method is presented as of March 31, 2021, and December 31, 2020, respectively.

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2021
Beginning balance	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$—	$7,191
Charge-offs	—	—	(6)	—	—	(92)	—	(13)	—	(111)
Recoveries	2	—	8	—	—	—	—	17	—	27
Provision	178	(47)	330	14	59	(298)	(7)	(43)	—	186
Ending balance	$2,461	$186	$2,283	$165	$156	$1,885	$33	$124	$—	$7,293

Allowance for loan losses at March 31, 2021
Individually evaluated for impairment	$558	$—	$45	$—	$—	$5	$—	$—	$—	$608
Collectively evaluated for impairment	1,903	186	2,238	165	156	1,880	33	124	—	6,685
	$2,461	$186	$2,283	$165	$156	$1,885	$33	$124	$—	$7,293

Loans at March 31, 2021
Individually evaluated for impairment	$1,932	$88	$2,201	$—	$574	$30	$—	$3	$—	$4,828
Collectively evaluated for impairment	189,224	28,710	216,055	20,488	19,035	90,702	4,216	21,196	—	589,626
	$191,156	$28,798	$218,256	$20,488	$19,609	$90,732	$4,216	$21,199	$—	$594,454

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Allowance for loan losses at December 31, 2020
Individually evaluated for impairment	$574	$—	$72	$—	$2	$404	$—	$—	$—	$1,052
Collectively evaluated for impairment	1,707	233	1,879	151	95	1,871	40	163	—	6,139
	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$—	$7,191

Loans at December 31, 2020
Individually evaluated for impairment	$1,951	$99	$1,999	$—	$599	$429	$—	$5	$—	$5,082
Collectively evaluated for impairment	177,430	24,932	220,981	16,569	17,769	85,581	4,450	22,772	—	570,484
	$179,381	$25,031	$222,980	$16,569	$18,368	$86,010	$4,450	$22,777	$—	$575,566

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2020
Beginning balance	$1,248	$158	$1,736	$104	$109	$1,789	$27	$195	$2	$5,368
Charge-offs	(22)	—	—	—	(42)	(13)	—	(33)	—	(110)
Recoveries	2	—	8	—	33	29	1	6	—	79
Provision	452	56	333	28	46	51	11	25	(2)	1,000
Ending balance	$1,680	$214	$2,077	$132	$146	$1,856	$39	$193	$—	$6,337

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS:

There were $4.0 million in loans that were classified as troubled debt restructurings at both March 31, 2021 and December 31, 2020. All loans considered to be troubled debt restructurings are individually evaluated for impairment as part of the allowance for loan losses calculation. No loans modified during the three months ended March 31, 2021 or March 31, 2020, were considered to be troubled debt restructurings.

No loans previously modified as troubled debt restructurings defaulted during the three months ended March 31, 2021. One loan previously modified as troubled debt restructuring, with a balance of $663 thousand, defaulted during the three months ended March 31, 2020. Generally, a troubled debt restructuring is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the three months ended March 31, 2021 and the year ended December 31, 2020:

(Dollars are in thousands)	March 31, 2021	December 31, 2020
Balance, beginning of period	$3,334	$3,393
Additions	118	1,128
Transfers from premises and equipment	—	—
Proceeds from sales	(65)	(687)
Proceeds from insurance claims	—	—
Loans made to finance sales	—	(428)
Adjustment of carrying value	(28)	(132)
(Losses) gains from sales	(17)	60
Balance, end of period	$3,342	$3,334

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair Value Measurements and Disclosures also establish fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

Assets and liabilities measured at fair value are as follows as of March 31, 2021 (for purpose of this table the impaired loans are shown net of the related allowance):

March 31, 2021 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$13,316	$—
Taxable municipals	—	5,733	—
Corporate bonds	—	5,927	—
Mortgage backed securities	—	21,316	—

(On a non-recurring basis)	—	—	3,342
Other real estate owned
Impaired loans	—	—	4,220
Total	$—	$46,292	$7,562

Assets and liabilities measured at fair value are as follows as of December 31, 2020 (for purpose of this table the impaired loans are shown net of the related allowance):

December 31, 2020 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis)
Available for sale investments
U.S. Government Agencies	$—	$14,107	$—
Taxable municipals	—	5,345	—
Corporate bonds	—	6,048	—
Mortgage backed securities	—	22,906	—

(On a non-recurring basis)
Other real estate owned	—	—	3,334
Impaired loans			4,030
Total	$—	$48,406	7,364

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at March 31, 2021	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$4,220	$4,030	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$3,342	$3,334	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

March 31, 2021
Financial Instruments – Assets
Net Loans	$587,161	$583,803	$—	$578,975	$4,828

Financial Instruments – Liabilities
Time Deposits	226,566	229,513	—	229,513	—
Borrowed funds	21,496	17,893	—	17,893	—

December 31, 2020
Financial Instruments – Assets
Net Loans	$568,375	$564,664	$—	$560,634	$4,030

Financial Instruments – Liabilities
Time Deposits	234,449	237,768	—	237,768	—
Borrowed funds	21,496	16,788	—	16,788	—

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

In accordance with our adoption of Accounting Standards Update (ASU) 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2021 and December 31, 2020, represent an approximation of exit price; however, an actual exit price may differ.

NOTE 11 LEASING ACTIVITIES

As of March 31, 2021, the Bank leases five branch office sites resulting from sale leaseback transactions entered into in 2017 and 2019. The lease agreements have maturity dates ranging from May 2032 to September 2034. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms at March 31, 2021 was 11.65 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases at March 31, 2021 was 3.16%.

For the three months ended March 31, 2021 and 2020, operating lease expenses were $138 thousand and $144 thousand, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At March 31, 2021, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2021	$406
2022	530
2023	544
2024	546
2025	550
Thereafter	3,978
Total lease payments	6,554
Less imputed interest	1,210
Total	$5,344

NOTE 12 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within Noninterest income. The following table presents Noninterest income by revenue stream for the three months ended March 31, 2021 and 2020.

	For the three months ended
	March 31,
(Dollars in thousands)	2021	2020
Service charges and fees	$832	$851
Card processing and interchange income	864	753
Net gain on sale of securities available-for-sale(1)	—	4
Insurance and investment fees	226	132
Other noninterest income	207	425
Total Noninterest Income	$2,129	$2,165

(1)	Not within the scope of ASU 2014-09

NOTE 13 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended March 31,
(Dollars are in thousands)	2021	2020
Advertising	$35	$65
ATM network expense	342	392
Legal, accounting and professional fees	285	234
Consulting fees	55	323
Loan related expenses	107	107
Printing and supplies	36	37
FDIC insurance premiums	70	93
Other real estate owned, net	97	63
Other	494	703
Total other operatinsg expenses	$1,521	$2,017

NOTE 14 SUBSEQUENT EVENTS:

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. No subsequent events have occurred since March 31, 2021.

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

In November 2019, the FASB released ASU 2019-10, ‘Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),’ in which the FASB shared a new philosophy to extend and simplify how effective dates for certain major Updates would be staggered between larger public companies (bucket one) and all other entities (bucket two). A major Update would first be effective for bucket-one entities. For bucket-two entities, including the Company, it is anticipated that the FASB will consider requiring an effective date staggered at least two years after bucket one for major Updates. Generally, it is expected that early application would continue to be allowed for all entities. The Company is considered a bucket-two entity due to its eligibility to be a smaller reporting company, per the Securities and Exchange Commission (the SEC). This Update applies to ASU 2016-13, as discussed above, ASU 2017-12, which does not apply to the Company, and ASU 2016-02, which the Company has already early-adopted.

In December 2019, the FASB released ASU 2019-12, ‘Income Taxes (Topic 740),’ which simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, improve consistent application, and simplify GAAP for other areas of Topic 740. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2020, the FASB released ASU 2020-01, ‘Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815),’ which clarify certain interactions between the guidance to account for certain equity securities under Topic 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The amendments in this Update are effective for the Company for fiscal years beginning after December 31, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

In March 2020, the FASB released ASU 2020-04, ‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting,’ which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in the Update are effective for the Company as of March 12, 2020 through December 31, 2022. The Company is currently in the process of evaluating the impact of adoption of this guidance, but does not expect this amendment to have a material impact on its financial statements.

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

In January 2021, the FASB released ASU 2021-01, ‘Reference Rate Reform (Topic 848),’ which clarifies that certain optional expedients and exceptions in topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition related to reference rate reform. The amendments in this Update are effective immediately for all entities. An entity may elect to apply the amendments in the Update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. The Company does not expect this amendment to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward looking statements include statements regarding expectations, intentions, projections and beliefs concerning our profitability, liquidity, and allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from projections include:

●	the success or failure of our efforts to implement our business plan;

●	any required increase in our regulatory capital ratios;

●	satisfying other regulatory requirements that may arise from examinations, changes in the law and other similar factors;

●	deterioration of asset quality;

●	changes in the level of our nonperforming assets and charge-offs;

●	fluctuations of real estate values in our markets;

●	our ability to attract and retain talent;

●	demographical changes in our markets which negatively impact the local economy;

●	the uncertain outcome of current or future legislation or regulations or policies of state and federal regulators;

●	the successful management of interest rate risk;

●	the successful management of liquidity;

●	changes in general economic and business conditions in our market area and the United States in general;

●	credit risks inherent in making loans such as changes in a borrower’s ability to repay and our management of such risks;

●	competition with other banks and financial institutions, and companies outside of the banking industry, including online lenders and those companies that have substantially greater access to capital and other resources;

●	demand, development and acceptance of new products and services we have offered or may offer;

●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rate, market and monetary fluctuations;

●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues (including the ongoing novel coronavirus (COVID-19) outbreak and the associated efforts to limit the spread of the disease), and other catastrophic events;

●	technology utilized by us;

●	our ability to successfully manage cyber security;

●	our reliance on third-party vendors and correspondent banks;

●	changes in generally accepted accounting principles;

●	changes in governmental regulations, tax rates and similar matters; and,

●	other risks, which may be described, from time to time, in our filings with the SEC.

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

Critical Accounting Policies

For discussion of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 10-K). Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our provision for loan losses and the calculation of our deferred tax asset and related valuation allowance.

The provision for loan losses reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to further deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required.

Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. In the past, the Company provided a valuation allowance on its net deferred tax assets where it was deemed more likely than not such assets would not be realized. At March 31, 2021 and December 31, 2020, the Company had no valuation allowance on its net deferred tax assets.

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

COVID-19 Pandemic

Since December 31, 2019, COVID-19 has adversely affected, and will continue to adversely affect, economic activity globally, nationally and locally. Market interest rates have declined significantly. In early 2020, the Federal Open Market Committee reduced the target federal funds rate twice by a total of 150 basis points (bps). As a result of these actions the target federal funds rate now stands at 0.00% - 0.25% and the prime interest rate stands at 3.25%.

State and local governments have issued executive orders and businesses have implemented rules as simple as wearing a mask in public and social distancing to limiting attendance at public and household gatherings. This has had, and will continue to have, a significant adverse impact on the economy as certain industries have been seriously impaired or have been forced to close.

Financial services are considered essential services, and we have continued to meet the needs of our customers. We supplemented our existing procedures for the adoption of workplace safety standards outlined by the Virginia Department of Labor and Industry. Since the first quarter of 2020, we have maintained a committee dedicated to managing our response to the pandemic. This has included marshalling supplies and personal protective equipment, coordinating employee and customer communications, evaluating staffing and maintaining compliance with various mandates and regulations. Through the first quarter of 2021, we continued to provide services at our branch offices via drive-thru facilities and ITMs. However, as the ongoing national vaccination program is mitigating the risk of infection, we began re-opening our branches in April, and all branch lobbies are now open as of April 19, 2021. We continue to maintain diligence, including the practices of daily self-assessments and temperature monitoring for all employees prior to entering their worksite.

Last year, as part of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the Small Business Administration (SBA) was authorized to guarantee Paycheck Protection Program (PPP) loans used by borrowers for payroll and other permitted purposes. The SBA provided a 100% guarantee and paid originators a processing fee ranging from 1% to 5%, based on the loan amount. We funded a total of $44.5 million of these loans for our customers through August 2020, when the funding period closed, and received $1.6 million in net fees from the SBA, which is being recognized as income over the terms of these loans. Through March 31, 2021, 407 loans have received forgiveness payments from the SBA totaling $24.7 million.

In December 2020, the Consolidated Appropriations Act, 2021 was enacted providing additional economic relief related to the COVID-19 pandemic. This legislation included a second round (Round 2) of PPP loans. We are participating in this program and have funded 321 Round 2 loans totaling $18.8 million through March 31, 2021.

In response to the economic impact brought on by the COVID-19 pandemic, banking and financial regulators provided guidance to financial institutions regarding borrower requests for forbearance. In general, short-term deferrals or other minor modifications extended to borrowers who were current in their loan obligations at December 31, 2019, were not considered troubled debt restructurings (TDRs) or impairments. These accommodations have been provided in the form of payment deferrals or conversion to interest only for a period of time, generally, three to six months. As of March 31, 2021, of the 648 loans, totaling $103.4 million, which received some form of forbearance in accordance with the applicable legislative and regulatory guidelines, only two accounts totaling $206 thousand remain in forbearance at quarter-end.

The majority of the loans which obtained forbearance are within our general market area. Of such loans with a remaining balance at March 31, 2021, 64.9%, 14.5% and 20.2% of the outstanding principal is in Virginia, Tennessee and West Virginia, respectively. At March 31, 2021, these loans cover a number of industries, such as residential property rental, commercial and other real estate rental, hotels and motels; coal mining and natural gas extraction and amusement and entertainment venues. While we believe that the majority of these borrowers will be able to repay their obligations, we cannot reasonably estimate the risk of loss should the adverse economic impact of the pandemic continue for an extended period of time.

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

Overview and Highlights

The Company had net income for the three months ended March 31, 2021 of $1.58 million, or basic net income per share of $0.07, as compared to the three months ended March 31, 2020 when the Company had net income of $46 thousand, or $0.00 basic net income per share. The primary drivers for the increase were increases in net interest income of $204 thousand, a reduction in the provision for loan losses of $814 thousand, and a reduction in total noninterest expense of $910 thousand.

Net interest income increased $271 thousand due to a $647 thousand decrease in interest expense, which more than offset a $376 thousand decrease in interest income. An increased volume of earning assets, due largely to loan growth, including PPP loans, and interest earning deposits resulting from stimulus payments and PPP loan forgiveness resulted in a volume related increase in interest income of $725 thousand, which was offset by $1.1 million decrease due to lower interest rates, resulting in a net decrease in interest income of $376 thousand. The reduction in interest expense was driven by the reduction in market rates throughout 2020 and into 2021, as our overall cost of funds fell 44 basis points year-over-year to 0.46% for the first quarter of 2021.

The reduction in the provision for loan losses is due to a combination of factors, including the limited risk associated with PPP loans, improving economic trends during the first quarter, including improving employment statistics, combined with the liquidity provided to customers through stimulus payments and the funding and forgiveness of PPP loans.

Total noninterest income decreased $36 thousand during the first quarter of 2021 compared to the first quarter of 2020 as the $220 thousand resigning fee received from a service provider in 2020, for renewing and extending the service agreement, was not repeated in 2021. As part of the project to improve earnings, fee schedule changes were implemented in August of 2020, and this contributed to more than $144 thousand of increases in service charges and other fee income during the first quarter of 2021 compared to the first quarter of 2020. However, increases in deposit balances from federal COVID relief stimulus payments to customers and PPP loan funds (which are generally deposited into customer accounts) reduced our fee income from overdrafts by approximately $169 thousand for that same year-over-year quarterly comparison. Card processing revenue increased $111 thousand due to increased volume and the incremental increase in related interchange income received. In addition, efforts to increase noninterest income revenues from financial services drove an increase of $94 thousand for the same period comparison.

Total noninterest expense decreased $902 thousand, as salaries and benefits expense decreased $422 thousand due to the impact of the restructuring implemented in May and June of 2020, and other operating expenses decreased $496 thousand. Effective April 16, 2021, our Pound and Weber City offices in Virginia, were permanently closed and the customer accounts were transferred to nearby offices. For the time being, ITMs remain at these locations.

Total assets increased $54.0 million, or 7.1%, to $810.3 million at March 31, 2021 from $756.3 million at December 31, 2020, due largely to stimulus payments received by our deposit customers and ongoing PPP activity. Total loans increased $18.9 million, or 3.3%, to $594.4 million at March 31, 2021 from $575.6 million at December 31, 2020. Loan growth has resulted in an increase in commercial real estate loans of $11.8 million, which was positively impacted by our new Boone, North Carolina, loan production office. Total deposits have increased $52.9 million, or 7.9%, to $721.0 million at March 31, 2021 from $668.0 million at December 31, 2020, again, due to stimulus payments and ongoing PPP activity.

Renovations to the building we purchased in Bristol, Virginia in 2019 have resumed. We have received regulatory approval to operate it as a full service branch, and we plan to open this office in the third quarter of 2021. We believe this expansion, along with the Kingsport, Tennessee office, which opened in the third quarter of 2020, fits in with our stated objective of expanding our presence in the Tri-Cities market area. The Bristol location is within the business district and will allow us to provide retail consumer, commercial banking and financial services within Bristol and the surrounding area.

Highlights as of and for the three month period ended March 31, 2021 include:

●	Net income for the first quarter of 2021 was $1.58 million, compared to $46 thousand for the first quarter of 2020;

●	Net interest margin was 3.59% for the quarter, a decrease of 16 basis points compared to 3.75% for the quarter ended March 31, 2020;
●	Provision for loans losses was $186 thousand for the quarter, a reduction of $814 thousand compared to the first quarter of 2020;
●	Salaries and employee benefits expense decreased $422 thousand, or 12.1%, to $3.1 million for the first quarter of 2021 compared to the same quarter in 2020;
●	Total assets grew $54.0 million to $810.3 million;
●	Deposit balances grew $52.9 million;
●	Loan balances grew $18.9 million; and
●	Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $8.7 million at March 31, 2021, a decline of $184 thousand, or 2.1%, during the quarter.

Comparison of the Three Months ended March 31, 2021 to March 31, 2020

The Company’s primary source of income is net interest income, which increased by $271 thousand, or 4.4%, to $6.4 million for the first quarter of 2021 compared to $6.1 million for the first quarter of 2020. While we had increases in average loan balances and balances held at other banks, those were impacted by the effect of decreases in interest rates, causing interest income to decrease by $376 thousand. However, total interest expense decreased $647 thousand, which more than mitigated the decrease in interest income. The decrease in interest expense was driven primarily by a $579 thousand decrease in interest on deposits, a result of growth in noninterest bearing deposits and a 44 basis-point decrease in the cost of funds to 46 bps. Overall, the net interest margin decreased 16 bps to 3.59%. This reduction in interest rates was a direct result of actions taken by the Federal Reserve’s Federal Open Market Committee, in response to the economic impact of the spread of the pandemic. It is expected that the lower interest rate environment will continue to put a drag on the net interest margin for the foreseeable future.

Our future interest rate structure also may be impacted by the pending end of the use of LIBOR as a benchmark interest rate in 2021. We use LIBOR in pricing some of our interest earning assets and liabilities, including our trust preferred securities. At this time it appears that LIBOR will be replaced by the Secured Overnight Financing Rate (SOFR), which is a transparent measure of the cost of borrowing cash overnight collateralized by Treasury securities. The United Kingdom’s Financial Conduct Authority (FCA), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to U.S. dollar LIBOR, the FCA will consider the case to require continued publication, on a synthetic basis, of 1-month, 3-month and 6-month LIBOR settings through June 30, 2023. After such date, the LIBOR settings will no longer be representative and representativeness will no longer be restored. It should be noted, however, that bank regulators, in a joint statement have urged banks to stop using LIBOR altogether on new transactions by the end of 2021 to avoid the creation of safety and soundness risk. The Federal Reserve Bank of New York has created a working group called the Alternative Reference Rate Committee (ARRC) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of the Secured Overnight Financing Rate (SOFR) as a replacement index for LIBOR. Because there is not yet a consensus as to what rate or rates may become acceptable alternatives to LIBOR, however, we cannot predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, trust preferred securities, or other securities or financial arrangements. Regardless of whether SOFR or some other benchmark rate replaces LIBOR, we do not anticipate that the change will have a material impact on our ability to negotiate and price earning assets and liabilities. However, the transition to alternative reference rate for new contracts, or the implementation of a substitute index or indices for the calculation of interest rates under the Company’s existing loan agreements with borrowers or other financial arrangements, could change the Company’s market risk profile, interest margin, interest spread and pricing models, may cause the Company to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept a substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices.

As we prepared for potential asset quality challenges during 2020, a provision to the allowance for loan losses of $1.0 million was made for the first quarter of 2020. Based on our current assessment of the loan portfolio, a lower provision of $186 thousand was made in the first quarter of 2021. For a discussion of the factors affecting the allowance for loan losses, including provision expense, refer to Note 7, Allowance for Loan Losses, in Item 1 of this Form 10-Q. Depending on the length of the economic downturn and the nature and speed of any future recovery, it is possible that additional provisions may be needed beyond those necessary to support organic growth of the loan portfolio.

Noninterest income for the first quarter of 2021 was $2.1 million, a decrease of $36 thousand, or 1.7%, when compared to the same period in 2020. This decrease was driven primarily by a $220 thousand bonus received in the first quarter of 2020 from a service provider for renewing and extending our agreement, and is recognized in other noninterest income. Card processing and interchange fees increased $111 thousand, for the quarterly year-over-year comparison, as customer card usage increased. Revenue from financial services activities increased $94 thousand, or 71.2%.

Noninterest expense decreased $902 thousand to $6.3 million in the first quarter 2021 compared to the first quarter of 2020. This decrease was primarily due to the $422 thousand decrease in salaries and benefits expense, a result of the restructuring implemented last May and June. Other operating expenses decreased $496 thousand primarily due to decreases in consulting, data processing, ATM network costs, and travel, which decreased $268 thousand, $46 thousand, $49 thousand and $66 thousand, respectively. The conclusion of the earnings improvement project drove the reductions in consulting fees and travel expenses, and data processing expense decreased due to restructuring and renewal of software agreements. Occupancy expense increased $63 thousand due largely to costs associated with the new Kingsport, Tennessee, office. The closings of our Pound and Weber City offices in Virginia are expected to create some modest expense reductions. Personnel assigned to these locations were reassigned, and the Pound office will function as a regional training site.

The efficiency ratio, a non-GAAP measure, improved to 74.3% for the first quarter of 2021 from 87.3% for the first quarter of 2020, as we continue to implement changes to increase income and further control operating expenses. Beginning in the second quarter of 2021, we have re-engaged the firm that assisted in the operational assessment in 2019 and 2020, to review our efforts to date and work toward enhancing our revenue and cost control structure.

Balance Sheet

Total assets increased $54.0 million, or 7.1%, to $810.3 million at March 31, 2021 from $756.3 million at December 31, 2020. This growth was primarily driven by the $52.9 million increase in deposits, which has increased interest-bearing deposits in other banks and has helped fund loan growth of $18.9 million.

Total investments decreased $2.1 million, or 4.4%, to $46.3 million at March 31, 2021 due primarily to principal paydowns of $2.9 million and a decrease of $525 thousand in net unrealized gains, which was offset by purchases of $1.5 million. Through April 30, 2021, approximately $11.9 million has been placed in the investment portfolio since March 31, 2021, with an expectation that additional overnight funds will be invested in the second quarter, as we seek to manage liquidity and increase the return on earning assets.

There were no loans held for sale at March 31, 2021 versus $389 thousand at December 31, 2020. These loans are originated for sale into the secondary market on a best efforts basis.

Loans receivable increased $18.9 million, or 3.3%, to $594.5 million at March 31, 2021 as compared to $575.6 million at December 31, 2020, due mainly to increases in commercial loans secured by real estate and commercial & industrial loans (not secured by real estate), which grew $11.8 million and $4.7 million, respectively. During the first quarter of 2021, 323 loans totaling $18.8 million were funded in Round 2 of the PPP program. At the same time, $15.4 million of PPP loans originated in Round 1 were repaid through SBA forgiveness during the first three months of 2021. As of April 30, 2021, an additional 78 loans PPP loans totaling $3.7 million were funded, bringing the total round 2 loans to $22.5 million.

Total deposits increased $52.9 million, or 7.9%, to $721.0 million at March 31, 2021 from $668.0 million at December 31, 2020, due primarily to approximately $48 million in stimulus payments received by customers in March, plus PPP loan funds, which are generally deposited into customers’ deposit accounts. During those three months, noninterest-bearing demand deposits increased $35.6 million, or 15.9%. During this same period, interest-bearing deposits increased $17.4 million, or 3.9%, driven mainly by an increase in interest-bearing demand deposits of $7.3 million and an increase in savings accounts of $13.4 million, offset by a decrease in time deposits of $7.9 million. Although we have lowered deposit rates, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Trust preferred securities of $16.5 million at March 31, 2021 were unchanged compared to December 31, 2020.

Borrowed funds from the FHLB were $5.0 million at both March 31, 2021 and December 31, 2020.

The following table presents the FHLB advances:

(Dollars in thousands)	Maturity Date	Rate	March 31, 2021	December 31, 2020

Fixed Rate Hybrid	6/30/2021	1.34%	$5,000	$5,000

We anticipate that this FHLB borrowing will be repaid in full during the second quarter of 2021.

Total equity at March 31, 2021 was $59.3 million, an increase of $1.2 million, or 2.0%, compared to $58.2 million at December 31, 2020. Net income of $1.58 million offset by comprehensive loss of $415 thousand drove this increase.

Asset Quality

Non-performing assets decreased $185 thousand, or 2.1%, during the first three months of 2021, driven by a decrease in nonaccruing loan balances of $192 thousand that was partially offset by an increase in other real estate owned (OREO) of $8 thousand. As a result, the ratio of nonperforming assets to total assets decreased to 1.07% at March 31, 2021 compared to 1.17% at December 31, 2020.

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

Nonperforming assets consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,2021	December 31, 2020
Nonaccrual loans	$5,355	$5,548
Loans past due more than 90 days, still accruing	-	-
Nonperforming loans	5,355	5,548
Other real estate owned	3,342	3,334
Nonperforming assets	$8,697	$8,882

Nonperforming loans/Total loans at period end	0.90%	0.96%
Nonperforming assets/Total assets at period end	1.07%	1.17%

All OREO properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first three months of 2021, $118 thousand of OREO was acquired as a result of settlement of foreclosed loans. Foreclosed real estate sales for the first three months of 2021 totaled $65 thousand, resulting in a net loss of $17 thousand. In an effort to reduce our level of foreclosed properties, we maintain an aggressive approach toward liquidating properties, exhibited over the past, by making pricing adjustments to expedite sales. This includes valuation adjustments of $28 thousand recorded thus far in 2021. As we continue these efforts, additional losses could occur, while reducing future carrying costs. We do have lease agreements on certain OREO properties which are generating rental income at market rates. Rental income on OREO properties was $18 thousand for the first three months of 2021 compared to $25 thousand for the first three months of 2020.

Loans rated substandard or below totaled $5.3 million at March 31, 2021, a decrease of $116 thousand from $5.4 million at December 31, 2020. Total past due loans decreased to $5.6 million at March 31, 2021 from $8.6 million at December 31, 2020.

Our allowance for loan losses at March 31, 2021 was $7.3 million, or 1.23% of total loans as compared to $7.2 million, or 1.25%, of total loans at December 31, 2020. Impaired loans totaled $4.8 million with an estimated related specific allowance of $608 thousand for potential losses at March 31, 2021 as compared to $5.1 million of impaired loans with an estimated related allowance of $1.1 million at the end of 2020. A provision of $186 thousand was recorded for the first quarter of 2021 compared to $1.0 million for the first three months of 2020. In the first three months of 2020, net charge-offs were $83 thousand, or 0.06% of average loans, annualized, as compared to $31 thousand, or 0.02%, of average loans for the same period of 2020. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the changes made in our internal policies and procedures; however, future provisions may be deemed necessary. During 2020 and continuing through the first quarter of 2021, due to uncertainties presented by the ongoing pandemic and the resulting economic uncertainty, internal and external qualitative factors were revised accordingly. This revision included reviewing our internal scoring related to loan modifications and extensions, and external factors, specifically, unemployment and other economic factors.

The following table summarizes components of the allowance for loan losses and the related loans as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31,2021	December 31, 2020
Specific allowance	$608	$1,052
General allowance	6,685	6,139
Total allowance	$7,293	$7,191

Impaired loans	$4,828	$5,082
Other loans	589,626	570,484
Total loans	$594,454	$575,566

Total allowance/Total loans	1.23%	1.25%
General allowance/Other loans	1.13%	1.08%

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $2.8 million and $3.1 million existed at March 31, 2021 and December 31, 2020, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses.

Capital Resources

Total stockholders’ equity at March 31, 2021 was $59.3 million compared to $58.2 million at December 31, 2020, an increase of $1.2 million. The increase includes net unrealized losses of $415 thousand related to the available-for-sale investment portfolio, net of tax, plus net income of $1.58 million for the three month period.

The Company meets the eligibility criteria to be classified as a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and is therefore not obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios along with the minimum regulatory thresholds to be considered well-capitalized are presented in the following table.

	Well-Capitalized
	Regulatory	March 31,	December 31,
	Threshold	2021	2020
Tier 1 leverage	5.00%	9.41%	9.49%
Common equity Tier 1	6.50%	14.91%	15.16%
Tier 1 risk-based capital	8.00%	14.91%	15.16%
Total risk-based capital	10.00%	16.16%	16.41%

At March 31, 2021, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Tangible book value, which is total stockholders’ equity net of accumulated other comprehensive income, was $2.47 per common share at March 31, 2021 and $2.40 per common share at December 31, 2020. Other key performance indicators are as follows:

	Three months ended March 31,
	2021	2020
Return on average assets[1]	0.83%	0.03%
Return on average equity[1]	10.96%	0.34%
Average equity to average assets	7.55%	7.70%

[1] - Annualized

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

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $171.2 million at March 31, 2021, an increase from $134.0 million at December 31, 2020. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs during 2021.

At March 31, 2021, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $40.0 million, which is net of the $6.3 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank.

Our loan to deposit ratio was 82.5% at March 31, 2021 and 86.2% at December 31, 2020. We anticipate this ratio to remain at or below 90% for the foreseeable future.

Available third-party sources of liquidity at March 31, 2021 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. We also have the ability to borrow $20.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

The Bank’s total line of credit with the FHLB is $188.8 million, with unused availability at March 31, 2021 of $171.8 million. One advance for $5.0 million was outstanding at March 31, 2021 and the credit line also secures letters of credit totaling $17.0 million. The advance and letters of credit are secured by a blanket lien on our residential real estate loans which amounted to $126.4 million at March 31, 2021.

The Bank also has access to the brokered deposits market and the Certificate of Deposit Registry Service (CDARS). At March 31, 2021, we held no brokered deposits and $9.8 million in CDARS reciprocal time deposits.

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

The bank holding company has approximately $204 thousand in cash on deposit at the Bank at March 31, 2021. The holding company receives quarterly dividend payments from the Bank which are used to pay operating expenses, trust preferred interest payments, and provide additional capital injections to the Bank, if needed. The Company is making quarterly interest payments on the trust preferred securities.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended March 31, 2021 to the off-balance sheet items and the contractual obligations disclosed in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our CEO) and our Executive Vice President and Chief Financial Officer (our CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were operating effectively in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At March 31, 2021, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

The Bank was named as a defendant in an action filed in the United States District Court for the Western District of Virginia on December 22, 2020. The plaintiff alleges that the Bank breached a contractual arrangement in the assessment of overdraft fees for the re-presentment of items previously returned due to lack of sufficient funds. The plaintiff is seeking class action status in its pursuit of this complaint. The Bank denies the allegation and intends to vigorously defend against this claim. As no formal or specific financial demand has been made, and due to the preliminary status of this case, any possible loss cannot be estimated at this time.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended March 31, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	May, 17 2021

By:	/s/ JOHN J. BOCZAR
John J. Boczar
Executive Vice President and Chief Financial Officer

Date:	May, 17 2021