Form 10-Q
period 2021-06-30
NEW PEOPLES BANKSHARES INC
filed 2021-08-16
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 000-33411

NEW PEOPLES BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	31-1804543
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

67 Commerce Drive, Honaker, Virginia	24260
(Address of principal executive offices)	(Zip Code)

(276) 873-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The number of shares outstanding of the registrant’s common stock was 23,922,086 as of August 11, 2021.

NEW PEOPLES BANKSHARES, INC.

Part I   Financial Information

Item 1  Financial Statements

NEW PEOPLES BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2021	2020
Loans including fees	$6,960	$7,114
Interest-earning deposits with banks	22	13
Investments	334	272
Dividends on equity securities (restricted)	32	37
Total Interest and Dividend Income	7,348	7,436

INTEREST EXPENSE
Deposits	575	1,131
Borrowed funds	122	165
Total Interest Expense	697	1,296

NET INTEREST INCOME	6,651	6,140

PROVISION FOR LOAN LOSSES	186	550

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,465	5,590

NONINTEREST INCOME
Service charges and fees	841	528
Card processing and interchange	1,072	835
Insurance and investment fees	275	109
Other noninterest income	190	156
Total Noninterest Income	2,378	1,628

NONINTEREST EXPENSES
Salaries and employee benefits	3,099	3,818
Occupancy and equipment expense	1,184	1,150
Data processing and telecommunications	653	657
Other operating expenses	1,788	1,567
Total Noninterest Expenses	6,724	7,192

INCOME BEFORE INCOME TAXES	2,119	30

INCOME TAX EXPENSE	456	1

NET INCOME	$1,663	$29

Income Per Share
Basic and diluted	$0.07	$0.00
Average Weighted Shares of Common Stock
Basic and diluted	23,922,086	23,922,086

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2021	2020
Loans including fees	$13,881	$14,212
Federal funds sold	-	1
Interest-earning deposits with banks	41	175
Investments	581	569
Dividends on equity securities (restricted)	64	74
Total Interest and Dividend Income	14,567	15,031

INTEREST EXPENSE
Deposits	1,258	2,393
Borrowed funds	245	356
Total Interest Expense	1,503	2,749

NET INTEREST INCOME	13,064	12,282

PROVISION FOR LOAN LOSSES	372	1,550

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	12,692	10,732

NONINTEREST INCOME
Service charges and fees	1,673	1,379
Card processing and interchange	1,936	1,588
Insurance and investment fees	501	241
Net gain on sales of available-for-sale securities	-	4
Other noninterest income	397	585
Total Noninterest Income	4,507	3,797

NONINTEREST EXPENSES
Salaries and employee benefits	6,178	7,319
Occupancy and equipment expense	2,360	2,263
Data processing and telecommunications	1,226	1,277
Other operating expenses	3,309	3,584
Total Noninterest Expenses	13,073	14,443

INCOME BEFORE INCOME TAXES	4,126	86

INCOME TAX EXPENSE	878	11

NET INCOME	$3,248	$75

Income Per Share
Basic and diluted	$0.14	$0.00

Average Weighted Shares of Common Stock
Basic and diluted	23,922,086	23,922,086

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
NET INCOME	$1,663	$29	$3,248	$75

Other comprehensive income:
Investment securities activity
Unrealized (losses) gains arising during the period	(58)	244	(584)	1,011
Reclassification adjustment for net gains Included in net income	-	-	-	(4)
Other comprehensive (loss) gain on investment securities	(58)	244	(584)	1,007
Related tax benefit (expense)	12	(51)	123	(211)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(46)	193	(461)	796
TOTAL COMPREHENSIVE INCOME	$1,617	$222	$2,787	$871

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

ASSETS	June 30,	December 31,
	2021	2020

Cash and due from banks	$16,878	$16,023
Interest-bearing deposits with banks	52,647	76,105
Federal funds sold	132	222
Total Cash and Cash Equivalents	69,657	92,350

Investment securities available-for-sale	96,031	48,406
Loans held for sale	-	389

Loans receivable	591,914	575,566
Allowance for loan losses	(6,696)	(7,191)
Net loans	585,218	568,375

Bank premises and equipment, net	22,946	22,174
Other real estate owned	2,269	3,334
Accrued interest receivable	2,259	2,392
Deferred taxes, net	2,373	3,126
Right-of-use assets – operating leases	5,248	5,439
Other assets	11,587	10,317

Total Assets	$797,588	$756,302

LIABILITIES

Deposits:
Noninterest bearing	$255,267	$223,725
Interest-bearing	456,100	444,287
Total Deposits	711,367	668,012

Borrowed funds	16,496	21,496
Lease liabilities – operating leases	5,248	5,439
Accrued interest payable	309	436
Accrued expenses and other liabilities	3,204	2,742

Total Liabilities	736,624	698,125

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 23,922,086 shares issued and outstanding at June 30, 2021 and December 31, 2020	47,844	47,844
Additional paid-in-capital	14,570	14,570
Retained deficit	(1,731)	(4,979)
Accumulated other comprehensive income	281	742

Total Stockholders’ Equity	60,964	58,177

Total Liabilities and Stockholders’ Equity	$797,588	$756,302

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2019	23,922	$47,844	$14,570	$(7,869)	$57	$54,602

Net income	-	-	-	46	-	46
Other comprehensive income, net of tax	-	-	-	-	603	603
Balance, March 31, 2020	23,922	$47,844	$14,570	$(7,823)	$660	$55,251

Net income	-	-	-	29	-	29
Other comprehensive income, net of tax	-	-	-	-	193	193
Balance, June 30, 2020	23,922	$47,844	$14,570	$(7,794)	$853	$55,473

Balance, December 31, 2020	23,922	$47,844	$14,570	$(4,979)	$742	$58,177

Net income	-	-	-	1,585	-	1,585
Other comprehensive loss, net of tax	-	-	-	-	(415)	(415)
Balance, March 31, 2021	23,922	$47,844	$14,570	$(3,394)	$327	$59,347

Net income	-	-	-	1,663	-	1,663
Other comprehensive loss, net of tax	-	-	-	-	(46)	(46)
Balance, June 30, 2021	23,922	$47,844	$14,570	$(1,731)	$281	$60,964

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(IN THOUSANDS)

(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,248	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,109	1,093
Provision for loan losses	372	1,550
Income on bank owned life insurance	(20)	(38)
Net gain on sale of securities available-for-sale	-	(4)
Gain on sale of mortgage loans	(80)	(103)
Loss on sale or disposal of premises and equipment	40	19
Loss (gain) on sale of other real estate owned	16	(58)
Loans originated for sale	(4,856)	(6,654)
Proceeds from sales of loans originated for sale	5,325	6,759
Adjustment of carrying value of other real estate owned	28	132
Adjustment of carrying value of repossessed assets	-	33
Net amortization/accretion of bond premiums/discounts	199	213
Deferred tax expense	876	11
Net change in:
Accrued interest receivable	133	(882)
Other assets	(1,835)	(463)
Accrued interest payable	(127)	(90)
Accrued expenses and other liabilities	511	768
Net Cash Provided by Operating Activities	4,939	2,361

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(17,728)	(25,189)
Purchase of securities available-for-sale	(55,853)	-
Proceeds from sale of investment securities available-for-sale	-	1,025
Proceeds from repayments and maturities of securities available-for-sale	7,445	4,896
Net (redemption) purchase of equity securities (restricted)	585	(22)
Payments for the purchase of premises and equipment	(1,921)	(1,393)
Proceeds from sale of premises and equipment	-	1
Proceeds from sales of other real estate owned	1,485	138
Net Cash Used in Investing Activities	(65,987)	(20,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short term borrowings	(5,000)	-
Net change in noninterest bearing deposits	31,542	52,811
Net change in interest bearing deposits	11,813	(5,884)
Net Cash Provided by Financing Activities	38,355	46,927

Net (decrease) increase in cash and cash equivalents	(22,693)	28,744
Cash and Cash Equivalents, Beginning of the Period	92,350	50,147
Cash and Cash Equivalents, End of the Period	$69,657	$78,891

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,630	$2,839
Taxes	$-	$-
Supplemental Disclosure of Non-cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$513	$252
Loans made to finance sale of other real estate owned	$-	$428
Change in unrealized gains on securities available for sale	$(584)	$1,007

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2021 and December 31, 2020, and the results of operations for the three and six month periods ended June 30, 2021 and 2020. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

NOTE 3 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding common stock warrants and are determined by the Treasury Method. For the three-month and six-month periods ended June 30, 2021 and 2020, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars in Thousands, Except Share and Per Share Data)	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income	$1,663	$29	$3,248	$75
Weighted average shares outstanding	23,922,086	23,922,086	23,922,086	23,922,086
Weighted average dilutive shares outstanding	23,922,086	23,922,086	23,922,086	23,922,086

Basic and diluted income per share	$0.07	$0.00	$0.14	$0.00

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of June 30, 2021, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2021 and December 31, 2020, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021:
Total Capital to Risk Weighted Assets	$80,710	16.08%	$40,165	8.0%	$50,207	10.0%
Tier 1 Capital to Risk Weighted Assets	74,429	14.82%	30,124	6.0%	40,165	8.0%
Tier 1 Capital to Average Assets	74,429	9.19%	32,386	4.0%	40,483	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets	74,429	14.82%	22,593	4.5%	32,634	6.5%

December 31, 2020:
Total Capital to Risk Weighted Assets	$77,133	16.41%	$37,603	8.0%	$47,028	10.0%
Tier 1 Capital to Risk Weighted Assets	71,241	15.16%	28,202	6.0%	37,603	8.0%
Tier 1 Capital to Average Assets	71,241	9.49%	30,036	4.0%	37,545	5.0%
Common Equity Tier 1 Capital to Risk Weighted Assets	71,241	15.16%	21,152	4.5%	30,552	6.5%

Accordingly, as of June 30, 2021, and December 31, 2020, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% capital conservation buffer (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. All ratios shown in the table above exceed the minimum requirements. The Bank’s capital conservation buffer as of June 30, 2021, was 8.08%.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (AFS) securities as of June 30, 2021 and December 31, 2020 is as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
June 30, 2021
U.S. Government Agencies	$13,712	$299	$57	$13,954
Taxable municipals	20,305	247	56	20,496
Corporate bonds	4,037	147	-	4,184
Mortgage-backed securities	57,622	311	536	57,397
Total Securities AFS	$95,676	$1,004	$649	$96,031

December 31, 2020
U.S. Government Agencies	$13,852	$322	$67	$14,107
Taxable municipals	5,157	188	-	5,345
Corporate bonds	5,893	186	31	6,048
Mortgage-backed securities	22,565	388	47	22,906
Total Securities AFS	$47,467	$1,084	$145	$48,406

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
U.S. Government Agencies	$966	$18	$3,080	$39	$4,046	$57
Taxable municipals	4,532	56	-	-	4,532	56
Corporate bonds	500	-	-	-	500	-
Mortgage-backed securities	42,857	533	158	3	43,015	536
Total Securities AFS	$48,855	$607	$3,238	$42	$52,093	$649

December 31, 2020
U.S. Government Agencies	$1,479	$12	$3,829	$55	$5,308	$67
Taxable municipals	-	-	-	-	-	-
Corporate bonds	1,219	31	-	-	1,219	31
Mortgage-backed securities	7,517	44	218	3	7,735	47
Total Securities AFS	$10,215	$87	$4,047	$58	$14,262	$145

At June 30, 2021, there were 70 securities in a loss position, of which 24 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $7.3 million and $6.8 million at June 30, 2021 and December 31, 2020, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

The following table summarizes sales of AFS debt securities for the six months-ended June 30,

(Dollars are in thousands)	2021	2020
Proceeds	$-	$1,025
Gains	-	7
Losses	-	(3)
Tax benefit	-	(1)

The amortized cost and fair value of investment securities at June 30, 2021, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$2,521	$2,555	1.89%
Due after one year through five years	4,622	4,772	3.82%
Due after five years through ten years	9,461	9,642	2.05%
Due after ten years	79,072	79,062	1.68%
Total	$95,676	$96,031	1.82%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in Other Assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.0 million and $2.6 million at June 30, 2021 and December 31, 2020, respectively. The stock has no quoted market value and no ready market exists.

NOTE 6 LOANS

There were no loans held for sale at June 30, 2021 and $389 thousand at December 31, 2020, which represents mortgage loans originated for sale. These originations and sales are executed on a best-efforts basis.

Loans receivable outstanding as of June 30, 2021, and December 31, 2020, are summarized as follows:

(Dollars are in thousands)	June 30, 2021	December 31, 2020
Real estate secured:
Commercial	$197,054	$179,381
Construction and land development	27,447	25,031
Residential 1-4 family	215,228	222,980
Multifamily	22,244	16,569
Farmland	19,687	18,368
Total real estate loans	481,660	462,329
Commercial	85,171	86,010
Agriculture	3,922	4,450
Consumer installment loans	19,312	20,632
All other loans	1,849	2,145
Total loans	$591,914	$575,566

Included in commercial loans at June 30, 2021 and December 31, 2020 were $32.7 million and $34.8 million of Paycheck Protection Program (PPP) loans, respectively, that are guaranteed by the Small Business Administration (SBA). Fees paid by SBA for round 1 PPP loans ranged from 1% to 5% of the amount borrowed, with 5% paid on loans up to $350 thousand, 3% on loans between $350 thousand and $2 million, and 1% on loans over $2 million. For round 2 PPP loans the fee structure was modified to the lesser of 50%, or $2.5 thousand for loans up to $50 thousand, 5% on loans ranging from $50 thousand to $350 thousand; 3% on loans between $350 thousand and $2 million and 1% on loans over $2 million. Included in total loans above are net deferred fees of $1.2 million and $456 thousand, including unearned PPP loans fees, at June 30, 2021 and December 31, 2020, respectively. Income from net deferred fees is recognized as income over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

Loans receivable on nonaccrual status as of June 30, 2021, and December 31, 2020, are summarized as follows:

(Dollars are in thousands)	June 30, 2021	December 31, 2020
Real estate secured:
Commercial	$853	$2,225
Construction and land development	52	57
Residential 1-4 family	2,893	2,700
Farmland	85	101
Total real estate loans	3,883	5,083
Commercial	-	453
Consumer installment loans and other loans	9	12
Total loans receivable on nonaccrual status	$3,892	$5,548

Total interest income not recognized on nonaccrual loans for the six months ended June 30, 2021, and June 30, 2020, was $264 thousand and $287 thousand, respectively.

The following tables presents information concerning the Company’s investment in loans considered impaired as of June 30, 2021, and December 31, 2020:

As of June 30, 2021 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$142	$180	$-
Construction and land development	81	360	-
Residential 1-4 family	1,923	2,222	-
Multifamily	-	-	-
Farmland	559	740	-
Commercial	-	-	-
Agriculture	-	-	-
Consumer installment loans	3	3	-
All other loans	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	704	742	181
Construction and land development	-	-	-
Residential 1-4 family	226	255	40
Multifamily	-	-	-
Farmland	-	-	-
Commercial	29	37	4
Agriculture	-	-	-
Consumer installment loans	-	-	-
All other loans	-	-	-
Total	$3,667	$4,539	$225

As of December 31, 2020 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$385	$386	$-
Construction and land development	99	376	-
Residential 1-4 family	1,662	1,898	-
Multifamily	-	-	-
Farmland	391	560	-
Commercial	-	-	-
Agriculture	-	-	-
Consumer installment loans	5	6	-
All other loans	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	1,566	1,678	574
Construction and land development	-	-	-
Residential 1-4 family	337	365	72
Multifamily	-	-	-
Farmland	208	220	2
Commercial	429	437	404
Agriculture	-	-	-
Consumer installment loans	-	-	-
All other loans	-	-	-
Total	$5,082	$5,926	$1,052

The following tables present information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Six Months Ended
	June 30, 2021		June 30, 2020
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate secured:
Commercial	$341	$-	$2,344	$1
Construction and land development	89	9	81	9
Residential 1-4 family	1,828	29	1,674	31
Multifamily	-	-	-	-
Farmland	508	18	650	10
Commercial	-	-	98	1
Agriculture	-	-	-	-
Consumer installment loans	4	-	2	-
All other loans	-	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	1,235	3	455	-
Construction and land development	-	-	-	-
Residential 1-4 family	288	-	62	-
Multifamily	-	-	-	-
Farmland	69	-	214	4
Commercial	163	1	202	1
Agriculture	-	-	-	-
Consumer installment loans	-	-	-	-
All other loans	-	-	-	-
Total	$4,525	$60	$5,782	$57

	Three Months Ended
	June 30, 2021		June 30, 2020

(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate secured:
Commercial	$319	$-	$2,308	$-
Construction and land development	85	5	86	5
Residential 1-4 family	1,912	15	1,880	18
Multifamily	-	-	-	-
Farmland	567	9	587	-
Commercial	-	-	84	-
Agriculture	-	-	-	-
Consumer installment loans	3	-	4	-
All other loans	-	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	1,070	-	502	-
Construction and land development	-	-	-	-
Residential 1-4 family	264	-	66	-
Multifamily	-	-	-	-
Farmland	-	-	214	2
Commercial	30	-	160	1
Agriculture	-	-	-	-
Consumer installment loans	-	-	-	-
All other loans	-	-	-	-
Total	$4,250	$29	$5,891	$26

An age analysis of past due loans receivable as of June 30, 2021, and December 31, 2020, is below. At June 30, 2021 and December 31, 2020, no loans over 90 days past due were accruing.

As of June 30, 2021 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$1,720	$-	$383	$2,103	$194,951	$197,054
Construction and land development	40	-	-	40	27,407	27,447
Residential 1-4 family	2,123	724	402	3,249	211,979	215,228
Multifamily	-	-	-	-	22,244	22,244
Farmland	-	-	-	-	19,687	19,687
Total real estate loans	3,883	724	785	5,392	476,268	481,660
Commercial	123	24	-	147	85,024	85,171
Agriculture	-	-	-	-	3,922	3,922
Consumer installment loans	50	17	1	68	19,244	19,312
All other loans	-	-	-	-	1,849	1,849
Total loans	$4,056	$765	$786	$5,607	$586,307	$591,914

As of December 31, 2020 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$969	$-	$-	$969	$178,412	$179,381
Construction and land development	64	-	-	64	24,967	25,031
Residential 1-4 family	5,717	615	690	7,022	215,958	222,980
Multifamily	-	-	-	-	16,569	16,569
Farmland	57	-	-	57	18,311	18,368
Total real estate loans	6,807	615	690	8,112	454,217	462,329
Commercial	214	-	-	214	85,796	86,010
Agriculture	7	1	-	8	4,442	4,450
Consumer installment Loans	214	22	-	236	20,396	20,632
All other loans	-	-	-	-	2,145	2,145
Total loans	$7,242	$638	$690	$8,570	$566,996	$575,566

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

Based on the most recent analysis performed, the risk categories of loans receivable as of June 30, 2021, and December 31, 2020, was as follows:

As of June 30, 2021 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$186,824	$9,377	$853	$-	$197,054
Construction and land development	27,281	114	52	-	27,447
Residential 1-4 family	211,779	556	2,893	-	215,228
Multifamily	22,016	228	-	-	22,244
Farmland	18,888	714	85	-	19,687
Total real estate loans	466,788	10,989	3,883	-	481,660
Commercial	83,362	1,809	-	-	85,171
Agriculture	3,742	180	-	-	3,922
Consumer installment loans	19,294	8	10	-	19,312
All other loans	1,849	-	-	-	1,849
Total	$575,035	$12,986	$3,893	$-	$591,914

As of December 31, 2020 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$171,212	$6,112	$2,057	$-	$179,381
Construction and land development	23,168	1,806	57	-	25,031
Residential 1-4 family	218,947	1,304	2,729	-	222,980
Multifamily	16,337	232	-	-	16,569
Farmland	17,019	1,249	100	-	18,368
Total real estate loans	446,683	10,703	4,943	-	462,329
Commercial	81,846	3,711	453	-	86,010
Agriculture	4,255	195	-	-	4,450
Consumer installment loans	20,615	5	12	-	20,632
All other loans	2,145	-	-	-	2,145
Total	$555,544	$14,614	$5,408	$-	$575,566

NOTE 7 ALLOWANCE FOR LOAN LOSSES

In determining the amount of our allowance for loan losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision. Due to the underlying SBA guarantee provided for PPP loans, these accounts were not included in either the portfolio segment or impairment calculations at June 30, 2021 and December 31, 2020. Additionally, due to uncertainties presented by the ongoing pandemic and the resulting economic uncertainty, internal and external qualitative factors were revised accordingly. This revision included reviewing our internal scoring related to loan modifications and extensions, and external factors, specifically, unemployment and other economic factors.

The following table presents activity in the allowance for loan losses for the six- and three-month periods ending June 30, 2021 and 2020, respectively. Additionally, the allocation of the allowance by recorded portfolio segment and impairment method is presented as of June 30, 2021, and December 31, 2020, respectively.

	Real estate secured
(Dollars are in thousands) Six months ended June 30, 2021	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Beginning balance	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$-	$7,191
Charge-offs	(915)	-	(10)	-	-	(92)	-	(28)	-	(1,045)
Recoveries	2	-	17	-	-	131	1	27	-	178
Provision	783	(78)	88	9	40	(398)	(13)	(59)	-	372
Ending balance	$2,151	$155	$2,046	$160	$137	$1,916	$28	$103	$-	$6,696
Three months ended June 30, 2021
Beginning balance	$2,461	$186	$2,283	$165	$156	$1,885	$33	$124	$-	$7,293
Charge-offs	(915)	-	(4)	-	-	-	-	(15)	-	(934)
Recoveries	-	-	9	-	-	131	1	10	-	151
Provision	605	(31)	(242)	(5)	(19)	(100)	(6)	(16)	-	186
Ending balance	$2,151	$155	$2,046	$160	$137	$1,916	$28	$103	$-	$6,696
Allowance for loan losses at June 30, 2021
Individually evluated for impairment	$181	$-	$40	$-	$-	$4	$-	$-	$-	$225
Collectively evaluated for impairment	1,970	155	2,006	160	137	1,912	28	103	-	6,471
Total	$2,151	$155	$2,046	$160	$137	$1,916	$28	$103	$-	$6,696
Loans at June 30, 2021
Individually evluated for impairment	$846	$81	$2,149	$—	$559	$29	$—	$3	$—	$3,667
Collectively evaluated for impairment	196,208	27,366	213,079	22,244	19,128	85,142	3,922	21,158	—	588,247
Total	$197,054	$27,447	$215,228	$22,244	$19,687	$85,171	$3,922	$21,161	$—	$591,914

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Allowance for loan losses at December 31, 2020
Individually evluated for impairment	$574	$-	$72	$-	$2	$404	$-	$-	$-	$1,052
Collectively evaluated for impairment	1,707	233	1,879	151	95	1,871	40	163	-	6,139
Total	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$-	$7,191
Loans at December 31, 2020
Individually evluated for impairment	$1,951	$99	$1,999	$-	$599	$429	$-	$5	$-	$5,082
Collectively evaluated for impairment	177,430	24,932	220,981	16,569	17,769	85,581	4,450	22,772	-	570,484
Total	$179,381	$25,031	$222,980	$16,569	$18,368	$86,010	$4,450	$22,777	$-	$575,566

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2020
Beginning balance	$1,248	$158	$1,736	$104	$109	$1,789	$27	$195	$2	$5,368
Charge-offs	(22)	-	-	-	(42)	(324)	(15)	(46)	-	(449)
Recoveries	2	-	17	-	33	31	1	22	-	106
Provision	826	11	286	41	21	321	36	10	(2)	1,550
Ending balance	$2,054	$169	$2,039	$145	$121	$1,817	$49	$181	$-	$6,575
Three months ended June 30, 2020
Beginning balance	$1,680	$214	$2,077	$132	$146	$1,856	$39	$193	$-	$6,337
Charge-offs	-	-	-	-	-	(311)	(15)	(13)	-	(339)
Recoveries	-	-	9	-	-	2	-	16	-	27
Provision	374	(45)	(47)	13	(25)	270	25	(15)	-	550
Ending balance	$2,054	$169	$2,039	$145	$121	$1,817	$49	$181	$-	$6,575

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS

There were $3.0 million in loans that were classified as troubled debt restructurings (TDRs) at June 30, 2021 and $4.0 million at December 31, 2020. All loans considered to be TDRs are individually evaluated for impairment as part of the allowance for loan losses calculation. No loans modified during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company modified 31 loans for which the modification was considered to be a TDR

The following table presents information related to loans modified as TDRs during the six and three months ended June 30, 2021 and 2020.

	For the six months ended June 30, 2021			For the six months ended June 30, 2020
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	-	$-	$-	3	$190	$190
Construction and land Development	-	-	-	-	-	-
Residential 1-4 family	-	-	-	26	1,204	1,204
Multifamily	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
Total real estate loans	-	-	-	29	1,394	1,394
Commercial
Agriculture	-	-	-	-	-	-
Consumer installment loans	-	-	-	2	7	7
All other loans	-	-	-	-	-	-
Total	-	$-	$-	31	$1,401	$1,401

	For the three months ended June 30, 2021			For the three months ended June 30, 2020
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	-	$-	$-	3	$190	$190
Construction and land
Development	-	-	-	-	-	-
Residential 1-4 family	-	-	-	26	1,204	1,204
Multifamily	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
Total real estate loans	-	-	-	29	1,394	1,394
Commercial
Agriculture	-	-	-	-	-	-
Consumer installment loans	-	-	-	2	7	7
All other loans	-	-	-	-	-	-
Total	-	$-	$-	31	$1,401	$1,401

During the three months ended June 30, 2021, the Company had no loans modified for which the modification would be considered to be a TDR. No modified loans were considered to be TDRs during the first three months of 2021.

During the three months ended June 30, 2020, the Company modified 31 loans for which the modification was considered to be a TDR. The payment terms of these loans were modified to defer payments for 90 days or more at a time when the loans did not qualify for forbearance treatment due to either delinquency or prior modification. No modified loans were considered to be TDRs during the first three months of 2020.

During the three months ended June 30, 2021, two loans to the same borrower, previously modified as TDRs, totaling $1.1 million defaulted, resulting in charge-offs totaling $835 thousand. No loans previously modified as TDRs defaulted during the first three months of 2021. Generally, a TDR is considered to be in default once it becomes 90 days or more past due following a modification.

During the three months ended June 30, 2020, no loans previously modified as TDRs defaulted. One loan previously modified as a TDR, with a balance of $663 thousand, defaulted during the first three months of 2020.

In determining the allowance for loan losses, management considers TDRs and subsequent defaults in these restructurings in its estimate. The Company evaluates all TDRs for possible further impairment. As a result, the allowance may be increased, adjustments may be made in the allocation of the allowance, or charge-offs may be taken to further write down the carrying value of the loan.

NOTE 9 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the six months ended June 30, 2021, and the year ended December 31, 2020:

(Dollars are in thousands)	June 30, 2021	December 31, 2020
Balance, beginning of period	$3,334	$3,393
Additions	513	1,128
Proceeds from sales	(1,485)	(687)
Loans made to finance sales	-	(428)
Adjustment of carrying value	(28)	(132)
(Losses) gains from sales	(65)	60
Balance, end of period	$2,269	$3,334

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

Investment Securities Available for Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, or by dealers or brokers in active over-the counter markets. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

Assets and liabilities measured at fair value are as follows as of June 30, 2021 (for purpose of this table the impaired loans are shown net of the related allowance):

June 30, 2021 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$-	$13,954	$-
Taxable municipals	-	20,496	-
Corporate bonds	-	4,184	-
Mortgage-backed securities	-	57,397	-

(On a non-recurring basis) Other real estate owned	-	-	2,269
Impaired loans	-	-	3,442
Total	$-	$96,031	$5,711

Assets and liabilities measured at fair value are as follows as of December 31, 2020 (for purpose of this table the impaired loans are shown net of the related allowance):

December 31, 2020 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$-	$14,107	$-
Taxable municipals	-	5,345	-
Corporate bonds	-	6,048	-
Mortgage-backed securities	-	22,906	-

(On a non-recurring basis) Other real estate owned	-	-	3,334
Impaired loans	-	-	4,030
Total	$-	$48,406	$7,364

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at June 30, 2021	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$3,442	$4,030	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$2,269	$3,334	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of June 30, 2021, and December 31, 2020, are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

June 30, 2021
Financial Instruments – Assets
Net Loans	$585,218	$580,931	$-	$577,489	$3,442

Financial Instruments – Liabilities
Time Deposits	212,436	215,240	-	215,240	-
Borrowed funds	16,496	14,358	-	14,358	-

December 31, 2020
Financial Instruments – Assets
Net Loans	$568,375	$564,664	$-	$560,634	$4,030

Financial Instruments – Liabilities
Time Deposits	234,449	237,768	-	237,768	-
Borrowed funds	21,496	16,788	-	16,788	-

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

In accordance with our adoption of Accounting Standards Update (ASU) 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2021 and December 31, 2020, represent an approximation of exit price; however, an actual exit price may differ.

NOTE 11 LEASING ACTIVITIES

As of June 30, 2021, the Bank leases five branch office sites resulting from sale leaseback transactions entered into in 2017 and 2019. The lease agreements have maturity dates ranging from May 2032 to September 2034. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms at June 30, 2021 was 11.39 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases at June 30, 2021 was 3.16%.

For the six months ended June 30, 2021 and 2020, operating lease expenses were $275 thousand and $286 thousand, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At June 30, 2021, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2021	$255
2022	530
2023	544
2024	546
2025	550
Thereafter	3,978
Total lease payments	6,403
Less imputed interest	1,155
Total	$5,248

NOTE 12 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within Noninterest income. The following table presents Noninterest income by revenue stream for the three and six months ended June 30, 2021 and 2020.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Service charges and fees	$841	$528	$1,673	$1,379
Card Processing and interchange income	1,072	835	1,936	1,588
Net gain on sale of securities available-for- sale (1)	-	-	-	4
Insurance and investment fees	275	109	501	241
Other noninterest income	190	156	397	585
Total Noninterest Income	$2,378	$1,628	$4,507	$3,797

(1)	Not within the scope of ASU 2014-09

NOTE 13 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars are in thousands)	2021	2020	2021	2020
Advertising	$73	$59	$108	$124
ATM network expense	403	364	745	756
Legal, accounting and professional fees	303	256	588	490
Consulting fees	93	38	148	361
Loan related expenses	143	80	250	187
Printing and supplies	24	30	60	67
FDIC insurance premiums	67	101	137	194
Other real estate owned expenses, net	41	133	138	196
Other operating expenses	641	506	1,135	1,209
Total other operating expenses	$1,788	$1,567	$3,309	$3,584

NOTE 14 SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. There were no subsequent events requiring recognition or disclosure.

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

In March 2020, the FASB released ASU 2020-04, ‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting,’ which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offering Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in the Update are effective for the Company as of March 12, 2020 through December 31, 2022. The Company is currently in the process of evaluating the impact of adoption of this guidance, but does not expect this amendment to have a material impact on its financial statements.

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

In July 2021, the FASB released ASU 2021-05, ‘Lessors – Certain Leases with Variable Lease Payments (Topic 842),’ amends the lease classification requirements for lessors to align them with practice under Topic 840. The amendments in this Update amend Topic 842 and are effective for the Company for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 13, 2022. The Company may elect either (1) to retrospectively apply the amendments to leases that commenced or were modified on or after the adoption of Update 2016-02 or (2) prospectively to leases that commence or are modified on or after the date that the Company first applies the amendments. The Company does not expect this amendment to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward-Looking Statements

We make forward looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding expectations, intentions, projections and beliefs concerning our profitability, liquidity, and allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

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

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. In the past, the Company provided a valuation allowance on its net deferred tax assets where it was deemed more likely than not such assets would not be realized. At June 30, 2021 and December 31, 2020, the Company had no valuation allowance on its net deferred tax assets.

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

COVID-19 Pandemic

Since the first quarter of 2020, COVID-19 has adversely affected, and will continue to adversely affect, economic activity globally, nationally and locally. Market interest rates declined significantly and remain at historically low levels. In early 2020, the Federal Open Market Committee reduced the target federal funds rate twice by a total of 150 basis points (bps). As a result of these actions the target federal funds rate now stands at 0.00% - 0.25% and the prime interest rate stands at 3.25%.

State and local governments have eased many of their executive orders relating to mask-wearing, social distancing, and attendance limitations. However, with the rise in instances of the Delta variant of COVID-19, some of these executive orders are being reinstated. At the time of this writing, it is not clear how businesses will be affected. Previously, implementation of such rules had adverse impacts on the economy, as certain industries and individual businesses reduced operations and staffing, and in some cases closed operations, either temporarily or permanently.

As the uncertainty created by the pandemic persists, we continue to meet the needs of our customers. Since the first quarter of 2020, we have maintained a committee dedicated to managing our response to the pandemic. This has included marshalling supplies and personal protective equipment, coordinating employee and customer communications, evaluating staffing and maintaining compliance with various mandates and regulations. All of our branch offices have been fully open since April, 2021. We continue to maintain diligence, including the practices of daily self-assessments and temperature monitoring for all employees prior to entering their worksite.

Last year, as part of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the Small Business Administration (SBA) was authorized to guarantee Paycheck Protection Program (PPP) loans used by borrowers for payroll and other permitted purposes. The SBA provided a 100% guarantee and paid originators a processing fee ranging from 1% to 5%, based on the loan amount. We funded a total of $44.5 million of these loans (Round 1) for our customers through August 2020, when the funding period closed, and received $1.6 million in net fees from the SBA, which is being recognized as income over the terms of these loans.

In December 2020, the Consolidated Appropriations Act, 2021 was enacted providing additional economic relief related to the COVID-19 pandemic. This legislation included a second round (Round 2) of PPP loans. We participated in this program and funded 568 Round 2 loans totaling $25.3 million through June 30, 2021. The total balances of PPP loans, including both Round 1 and Round 2, at June 30, 2021 was $32.7 million. Of the combined $69.8 million loans funded in both Round 1 and Round 2, 691 loans have received full or partial forgiveness payments from the SBA totaling $37.0 million, of which 419 loans totaling $28.2 million received forgiveness during the first six months of 2021.

With the end of the second round of the PPP loan program, our efforts are now focused on assisting borrowers in applying for and obtaining forgiveness through the SBA of the $32.7 million of PPP loans outstanding at June 30, 2021.

In response to the economic impact brought on by the COVID-19 pandemic, banking and financial regulators provided guidance to financial institutions regarding borrower requests for forbearance. In general, short-term deferrals or other minor modifications extended to borrowers who were current in their loan obligations at December 31, 2019, were not considered troubled debt restructurings (TDRs) or impairments. These accommodations have been provided in the form of payment deferrals or conversion to interest only for a period of time, generally three to six months. As of June 30, 2021, of the 648 loans, totaling $103.4 million, which received some form of forbearance in accordance with the applicable legislative and regulatory guidelines, none remain in forbearance at June 30, 2021.

In summary, the adverse economic impact of the COVID-19 pandemic has been extensive and wide ranging, resulting in a steep decline in interest rates, an increase in unemployment and a resulting decline in economic output. While economic indicators have shown signs of improvement, the recent surge of the Delta variant of COVID-19 has raised concerns, as infection levels and hospitalizations have increased, despite efforts to mass distribute the various vaccines. At this time, we cannot reasonably estimate the term or intensity of any possible adverse impact on our financial position, operations or liquidity.

London Interbank Offering Rate

The use of the London Interbank Offering Rate (LIBOR) as a benchmark interest rate will be ending later in 2021, and this may impact our future interest rate structure. We use LIBOR in pricing some of our interest earning assets and liabilities, including our trust preferred securities. At this time, it appears that LIBOR will be replaced by the Secured Overnight Financing Rate (SOFR), which is a transparent measure of the cost of borrowing cash overnight collateralized by Treasury securities.

The United Kingdom’s Financial Conduct Authority (FCA), who is the regulator of LIBOR, announced on March 5, 2021, that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to U.S. dollar LIBOR, the FCA will consider the case to require continued publication, on a synthetic basis, of 1-month, 3-month and 6-month LIBOR settings through June 30, 2023. After such date, the LIBOR settings will no longer be representative and representativeness will not be restored.

It should be noted, however, that United States bank regulators, in a joint statement, have urged banks to stop using LIBOR altogether on new transactions by the end of 2021 to avoid the creation of safety and soundness risk. The Federal Reserve Bank of New York has created a working group called the Alternative Reference Rate Committee (ARRC) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of the SOFR as a replacement index for LIBOR. Because there is not yet a consensus as to what rate or rates may become acceptable alternatives to LIBOR, we cannot predict the effect of any such alternatives on the value of our LIBOR-based variable-rate loans, as well as LIBOR-based securities, trust preferred securities, or other securities or financial arrangements. Regardless of whether SOFR or some other benchmark rate replaces LIBOR, we do not anticipate that the change will have a material impact on our ability to negotiate and price earning assets and liabilities. However, the transition to an alternative reference rate for new contracts, or the implementation of a substitute index or indices for the calculation of interest rates under the Company’s existing loan agreements with borrowers or other financial arrangements, could change the Company’s market risk profile, interest margin, interest spread and pricing models. This may cause the Company to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept a substitute index or indices, and may result in disputes or litigation with customers or other counterparties over the appropriateness or comparability to LIBOR of any substitute index or indices.

Overview and Highlights

For the six months ended June 30, 2021, we earned net income of $3.2 million, which equates to $0.14 per share, and is $3.2 million higher than the $75 thousand net income during the same period in 2020. All major components of the income statement improved. Net interest income grew $782 thousand, provision for loan losses decreased $1.2 million, non-interest income increased $710 thousand, and non-interest expense decreased $1.4 million. Consequently, income tax expense increased due to the increase in net income before income taxes. Although interest rates are generally lower, net interest income increased as the reduction in interest expense more than offset the reduction in interest income.

The balance sheet grew to $797.6 million as of June 30, 2021, from $756.3 million as of December 31, 2020, with deposit growth providing funds for loan and investment growth. Our Boone, North Carolina, loan production office, which opened in the fourth quarter of 2020, is positively affecting originations of commercial and commercial real estate loans, as well as, residential mortgage loan originations brokered through or sold into the secondary market. Deposit growth is primarily due to stimulus payments and PPP funds received by our customers, which has helped to drive down our cost of funds, as these deposit accounts are generally non-interest bearing.

During the second quarter of 2021, as previously announced, our Pound and Weber City, Virginia offices were permanently closed. Affected personnel were reassigned, and customer accounts were transferred to nearby offices. While ITM services remain available to customers at those locations, it is expected they will be discontinued during the third quarter of 2021.

As a follow-on to the operational assessment initiated in 2019 and implemented in 2021, we have identified several areas to assess our current position and develop means of improvements. The areas to be considered include reducing the level of nonperforming assets, improving our secondary mortgage origination operations, improving marketing and development to better align with bank-wide and individual market goals; reviewing compensation structure to better align with bank-wide goals, and improving operations and efficiencies in the loan origination and operations functions. As part of the initiative to reduce nonearning assets, several former branch office sites were offered at auction in July, resulting in the sale of three sites and continuing negotiations for the sale of a fourth location.

Comparison of the Six Months ended June 30, 2021 and 2020

Overall, during the six months ended June 30, 2021, compared to the same period in 2020, net income has improved 4231% to $3.2 million from $75 thousand. Although interest income was down $464 thousand, reduced interest expense of $1.2 million more than offset it, resulting in an improvement of $782 thousand in net interest income. For the same period comparisons, provision for loan losses was down $1.2 million, or 76.0%, to $372 thousand, non-interest income was up $710 thousand or 18.7%, and non-interest expense was down $1.4 million, or 9.5%.

Year-to-date highlights include:

●	Net interest income improved to $13.1 million for the first half of 2021, an improvement of $782 thousand, or 6.4%, compared to the first half of 2020;
●	Net interest margin was 3.56% for the first half of 2021, a decrease of 8 basis points compared to 3.64% for the first half of 2020;
●	Provision for loans losses was $372 thousand for the first half of 2021, a reduction of $1.2 million, or 76.0%, compared to the first half of 2020;
●	Noninterest income was $4.5 million, an increase of $710 thousand, or 18.7%, compared to the first half of 2020;
●	Total noninterest expense was $13.1 million, a decrease of $1.4 million, or 9.5%, compared to the first half of 2020; and
●	Salaries and employee benefits expense was $6.2 million, a decrease of $1.1 million, or 15.6%, compared to the first half of 2020.

During the first half of 2021 compared to the first half of 2020, the increase of $782 thousand in net interest income can be explained primarily by a reduction in interest expense on deposits of $1.1 million, partially offset by a reduction of $464 thousand in interest income on interest-earning assets.  The reduction in interest expense on deposits was driven mainly by a reduction in the average cost of retail time deposits, which declined 60 basis points, to 1.04% from 1.64%, plus a decrease in average balances of $31.9 million. The decline in interest income on earning assets was due primarily to a $963 thousand decrease in interest income on loans, where average loan yields for the period went down 46 basis points to 4.41% from 4.87%, even though average balances of loans increased $17.8 million to $591.1 million. The yield on PPP loans is 1.00% (excluding the impact of deferred fee income), which also negatively affects our loan yields. This decrease in loan interest income was partially offset by an increase of $632 thousand in loan fees, due primarily to recognition of deferred fees on PPP loans. Interest income on deposits with other banks also decreased, by $134 thousand, due to a lower average yield of 0.09% in the first half of 2021 compared to 0.63% in the first half of 2020, even though average balances grew $33.1 million. The reduction in both interest income and interest expense was driven mainly by lower market rates, which have fallen throughout 2020 and so far in 2021. As a result, the net interest margin for the first half of 2021 was 3.56%, a reduction of 8 basis points compared to 3.64% for the first half of 2020.

The provision for loan losses for the first half of 2021 was down $1.2 million compared to the first half of 2020, to $372 thousand from $1.6 million, due to a combination of factors, including the limited risk associated with PPP loans, improving economic trends, such as improving employment statistics, combined with the liquidity provided to customers through stimulus payments and the aforementioned funding and forgiveness of PPP loans. For more information on the factors affecting the allowance for loan losses, including provision expense, refer to Note 7, Allowance for loan Losses, in Item 1 of this Form 10-Q. Depending on the length of the economic downturn, and the nature and speed of any future recovery, it is possible that additional provisions may be needed beyond those necessary to support organic growth of the loan portfolio.

Total non-interest income for the first half of 2021 compared to the same period in 2020 grew by $710 thousand to $4.5 million. This improvement was driven by increases in card processing and interchange income, service charges and fees, and insurance and investment fees, of $348 thousand, $294 thousand, and $260 thousand, respectively.  The improvement in card processing and interchange income resulted from increased volume and the related increase in interchange fees received. The improvement in service charges and fees resulted from the fee schedule changes we made last August.   Efforts to increase noninterest income revenues from financial services drove the improvement in insurance and investment fees. Although other non-interest income decreased by $188 thousand, when the $220 thousand bonus payment from a service provider in 2020 is considered, this line item would have increased by $32 thousand. Also, commissions and gains from originations and sales of mortgage loans increased by $65 thousand.

For the six months ended June 30, 2021, compared to the same period in 2020, total non-interest expense decreased $1.4 million, to $13.1 million, primarily because of the $1.1 million reduction in salaries and benefit expense, due to the restructuring implemented during the second quarter of 2020. Occupancy and equipment expense increased $97 thousand, primarily due to the Kingsport, Tennessee, office that opened in the third quarter of 2020. However, we expect some modest expense reductions associated with the closings of our Pound and Weber City offices in Virginia. Personnel assigned to these locations were reassigned. The Pound office will function as a regional training site and the Weber City office was sold during the third quarter of 2021. Data processing and telecommunications expense is down $51 thousand due to changes in the related agreements with some of those service providers. Other operating expenses were down $275 thousand due primarily to a $213 thousand decrease in consulting fees, a $57 thousand decrease in FDIC insurance premiums, and a $58 thousand decrease in other real estate owned expenses, offset by a $98 thousand increase in legal and professional fees and a $63 thousand increase in loan related expenses. The reduced consulting fees are related to non-recurring costs incurred in 2020. The decrease in FDIC insurance is related to improvements in our related risk assessment and reduced levels of nonperforming loans. The decrease in other real estate owned expenses is related to recognition of a previously deferred gain on a sale of OREO of $50 thousand. The increase in legal and professional fees relates to costs associated with litigation described in Part II, Item 1, of this Form 10-Q, along with general increases in audit, internal audit and other related professional services. Loan related expenses increased due to costs incurred for PPP loan forgiveness and collection and administrative costs for other loans.

The efficiency ratio, a non-GAAP measure, improved to 74.4% for the first half of 2021 from 89.8% for the first half of 2020, due to improvements made thus far as discussed above. We have re-engaged the firm that assisted in the operational assessment in 2019 and 2020 to review our efforts to date and work toward enhancing our revenue and cost control structure.

Comparison of the Three Months ended June 30, 2021 and 2020

Overall, during the quarter ended June 30, 2021, compared to the same quarter in 2020, net income improved 5634% to $1.66 million from $29 thousand. Although interest income was down $88 thousand, it was more than offset by reduced interest expense of $599 thousand, resulting in an improvement of $511 thousand in net interest income. Provision for loan losses was down, non-interest income was up and non-interest expense was down.

Quarter-to-date highlights include:

●	Net interest income was $6.7 million for the second quarter of 2021, an improvement of $511 thousand, or 8.3%, compared to the second quarter of 2020;
●	Net interest margin was 3.52% for the second quarter of 2021, a decrease of 2 basis points compared to the quarter ended June 30, 2020;
●	Provision for loans losses was $186 thousand for the second quarter of 2021, a reduction of $364 thousand, or 66.2%, compared to the second quarter of 2020;
●	Noninterest income was $2.4 million, an increase of $750 thousand, or 46.1%, during the second quarter of 2021 compared to the second quarter of 2020; and
●	Noninterest expense was $6.7 million, a decrease of $468 thousand, or 6.5%, for the second quarter of 2021 compared to the second quarter of 2020.

During the second quarter of 2021, compared to the second quarter of 2020, net interest income increased $511 thousand, a result of an $88 thousand decrease in interest income on earning assets, which was more than offset by a $599 thousand decrease in interest expense on interest-bearing liabilities. The primary drivers were a decrease of $498 thousand in time deposit interest expense, an increase of $176 thousand in loan fees and an increase of $58 thousand in investment interest income. These were partially offset by a decrease in loan interest income, not including fees, of $329 thousand. The decrease in interest expense on retail time deposits was primarily due to a reduction in average cost to 0.97% from 1.63%, combined with a reduction in average balances of $36.7 million. The increase in loan fees was driven by recognition of deferred loan fees, mainly from PPP loans forgiven. The increase in interest income on investments was due to increased average balances of $24.2 million, which was partially offset by a reduction in average yield to 2.02% from 2.55%, as we redeployed lower yielding deposits in other banks into investment securities providing a higher return. The decrease in interest income on loans was mainly driven by a reduced average yield to 4.39% from 4.70%, which was partially offset by an increase in average balances of $9.5 million. Also, our cost of funds has dropped to 0.38% for the second quarter of 2021 from 0.76% for the second quarter of 2020, not only due to the lower average cost of retail time deposits, but combined with an increase of $41.0 million in average balances of non-interest-bearing deposits, which has made a 16 basis-point contribution to the reduction in our average cost of funds. As a result, our net interest margin for the second quarter of 2021 was 3.52% compared to 3.54% for the second quarter of 2020. The reduction in yields and costs has been driven by decreases in general market rates, as discussed above in the section “Comparison of the Six Months ended June 30, 2021 and 2020.”

The provision for loan losses decreased $364 thousand in the second quarter of 2021, compared to the same quarter in 2020, due to a combination of factors, including the limited risk associated with PPP loans, improving economic trends, including improving employment statistics, combined with the liquidity provided to customers through stimulus payments and the aforementioned funding and forgiveness of PPP loans. For more information on the factors affecting the allowance for loan losses, including provision expense, refer to Note 7, Allowance for loan Losses, in Item 1 of this Form 10-Q. Depending on the length of the economic downturn and the nature and speed of any future recovery, it is possible that additional provisions may be needed beyond those necessary to support organic growth of the loan portfolio.

Total non-interest income increased $750 thousand in the second quarter of 2021, compared to the second quarter of 2020, due to an increase of $313 thousand in service charges and fees, an increase of $166 thousand in insurance and investment fees, and an increase of $237 thousand in card processing and interchange income. As part of the project to improve earnings, fee schedule changes were implemented in August of 2020, and this contributed to the increase in service charges and fees. Card processing revenue increased due to increased volume and the related incremental increase in interchange income received. In addition, efforts to increase noninterest income revenues from financial services drove the improvement in insurance and investment fees. Commissions and gains on originations and sales of mortgage loans also increased.

Total non-interest expense decreased $468 thousand for the second quarter of 2021 compared to the second quarter of 2020, as salaries and benefits expense decreased $719 thousand due to the impact of the restructuring implemented during the second quarter of 2020. Occupancy expense increased $34 thousand due largely to costs associated with the Kingsport, Tennessee, office, which opened in the third quarter of 2020. However, we expect some modest expense reductions associated with the closings of our Pound and Weber City offices in Virginia. Personnel assigned to these locations were reassigned, and the Pound office will function as a regional training site. Other operating expenses increased $221 thousand, primarily due to increases in ATM network expense, legal and professional fees, consulting fees, and loan related expenses, which were $39 thousand, $47 thousand, $55 thousand, and $63 thousand, respectively. The increased expense of the ATM network is due to increased transaction volume. Legal and professional fees increased due to costs associated with litigation described in Part II, Item 1, of this Form 10-Q, along with general increases in audit internal audit and other related professional services. Consulting fees increased due to ongoing and new earnings improvement projects and updating our strategic and capital plans. Loan related expenses increased due to costs incurred for PPP loan forgiveness and collection and administrative costs for other loans.

The efficiency ratio, a non-GAAP measure, improved to 74.4% for the second quarter of 2021 compared to 92.5% for the second quarter of 2020. This ratio has been positively affected by earnings improvement projects. As discussed above, we are continuing our operational assessments and have identified several areas to assess our current position and develop means of improvements.

Balance Sheet

During the six months ended June 30, 2021, the balance sheet grew to $797.6 million. Highlights include:

●	Total assets grew by $41.3 million during the first half of 2021, to $797.6 million;
●	Interest bearing deposits in other banks decreased by $23.5 million, to $52.6 million;
●	Loans grew by $16.3 million to $591.9 million;
●	Securities available for sale increased $47.6 million, or 98.4%, to $96.0 million;
●	Net deferred taxes decreased by $753 thousand, or 24.1%, to $2.4 million;
●	Total deposits increased $43.4 million, or 6.5%, to $711.4 million;
●	Borrowed funds decreased by $5.0 million, or 23.3%, to $16.5 million; and
●	Book value per share increased to $2.55 at June 30, 2021 as compared to $2.43 at December 31, 2020.

The growth in total assets was primarily driven by the growth in deposits, which funded loan originations and investment purchases. During the first half of 2021, investment purchases totaling $55.9 million were made. Also during this period, 568 loans totaling $25.3 million were funded in Round 2 of the PPP program. Cumulatively through June 30, 2021, $37.0 million of all PPP loans originated in both rounds have received full or partial SBA forgiveness, of which $28.2 received forgiveness during the first six months of 2021.  Excluding the impact of PPP loans, loan growth was supported by commercial, multi-family and construction real estate loans, which grew $17.6, $5.7 and $2.4 million, respectively. The increase in these categories was positively impacted by our Boone, North Carolina, loan production office that opened during the fourth quarter of 2020. At June 30, 2021, approximately $15.7 million in new loan originations were in the pipeline. Through August 11, 2021, approximately $6.4 million, of these loans have closed.

There were no loans held for sale at June 30, 2021, as all originations during the period had been sold and delivered to the purchaser.

The increase in total deposits was primarily driven by an increase of $31.5 million in noninterest-bearing demand deposits, a result of the federal stimulus payments received by customers and PPP loan funds, which are typically deposited into a customer’s checking account. Also, interest-bearing demand deposits increased $9.1 million, or 32.5%. Savings and money market accounts grew $23.7 million, or 15.1%. This growth was partially reduced by a reduction of $19.4 million in retail time deposits. Although we have lowered deposit rates, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Total borrowings were reduced by $5 million as we repaid a maturing FHLB advance in June, 2021. Trust preferred securities of $16.5 million at June 30, 2021 were unchanged compared to December 31, 2020.

Since December 31, 2020, total capital grew $2.8 million, as year-to-date earnings added $3.2 million, while investment securities caused other comprehensive losses of $461 thousand. Consequently, book value per share has increased to $2.55 at June 30, 2021 compare to $2.43 at December 31, 2020. The bank remains well capitalized per regulatory guidance.

Asset Quality

Nonperforming assets include nonaccrual loans, other real estate owned (OREO) and loans past due more than 90 days which are still accruing interest. Our policy is to place loans on nonaccrual status once they reach 90 days past due. The makeup of the nonaccrual loans is primarily those secured by residential mortgages and commercial real estate. OREO is primarily made up of commercial and single-family residential properties.

Nonperforming assets decreased $2.7 million, or 30.6%, during the first six months of 2021, driven by a decrease in non-accruing loans of $1.7 million and a decrease in other real estate owned of $1.1 million. No accruing loans are more than 90 days past due. As a result, the ratio of nonperforming assets to total assets decreased to 0.77% at June 30, 2021 compared to 1.17% at December 31, 2020.

Nonperforming assets consisted of the following as of June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
Nonaccrual loans	$3,892	$5,548
Loans past due more than 90 days, still accruing	-	-
Nonperforming loans	3,892	5,548
Other real estate owned	2,269	3,334
Nonperforming assets	$6,161	$8,882

Nonperforming loans/Total loans at period end	0.66%	0.96%
Nonperforming assets/Total assets at period end	0.77%	1.17%

All OREO properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first six months of 2021, $513 thousand of OREO was acquired as a result of settlement of foreclosed loans. Sales of OREO for the first six months of 2021 totaled $1.5 million, resulting in a net loss of $65 thousand. As part of our continuing effort to reduce OREO, we made valuation adjustments of $28 thousand during the first half of 2021, based on updated property valuations. As we continue these efforts, additional losses could occur, while reducing future carrying costs.  We have lease agreements on some OREO properties which generate rental income at market rates. Rental income on OREO properties was $22 thousand for the first six months of 2021 compared to $32 thousand for the first six months of 2020.

We continue extensive efforts to work through problem credits and liquidate foreclosed properties to reduce the level of nonperforming assets. These efforts include price adjustments and property auctions to expedite sales. We are mindful of the impact on earnings and capital as we work to achieve this goal. However, we may recognize future losses and reductions in the allowance for loan losses as we expedite the resolution of these problem assets.

Loans rated substandard or below totaled $3.9 million at June 30, 2021, a decrease of $1.5 million from $5.4 million at December 31, 2020. Total past due loans decreased to $5.6 million at June 30, 2021 from $8.6 million at December 31, 2020.

Our allowance for loan losses at June 30, 2021 was $6.7 million or 1.13% of total loans (1.20% when excluding PPP loans) as compared to $7.2 million, or 1.25% (1.33% when excluding PPP loans) of total loans at December 31, 2020. Impaired loans totaled $3.7 million with an estimated related specific allowance of $225 thousand for potential losses at June 30, 2021 as compared to $5.1 million of impaired loans with an estimated related allowance of $1.1 million at the end of 2020. A provision of $372 thousand was recorded for the first six months of 2021 compared to $1.55 million during the first six months of 2020.

In the first six months of 2021, net charge-offs totaled $867 thousand, or 0.29% of average loans, annualized, as compared to $343 thousand, or 0.12%, of average loans for the same period in 2020. Included in the net charge-offs are two loans to the same borrower, previously modified as TDRs, totaling $1.1 million that defaulted during the second quarter of 2021, resulting in charge-offs totaling $835 thousand. The allowance for loan losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary. During the first six months of 2021, we adjusted our external qualitative factors to reflect the improving economic trends, including positive employment and home sales statistics, combined with the liquidity provided to customers through stimulus payments and forgiveness of PPP loans. Those changes along with the assessment of the inherent and specific risks associated with the loan portfolio resulted in a provision to the allowance of $372 thousand for the first six months 2021. The following table summarizes components of the allowance for loan losses and the related loans as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Specific allowance	$225	$1,052
General allowance	6,471	6,139
Total allowance	$6,696	$7,191

Impaired loans	$3,667	$5,082
Other loans	588,247	570,484
Total loans	$591,914	$575,566

Total allowance/Total loans	1.13%	1.25%
General allowance/Other loans	1.10%	1.08%

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $2.4 million and $3.1 million existed at June 30, 2021 and December 31, 2020, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses.

Capital Resources

Total stockholders’ equity at June 30, 2021, was $61.0 million compared to $58.2 million at December 31, 2020, an increase of $2.8 million. The increase includes unrealized losses of $461 thousand related to the available-for-sale investment portfolio, net of tax, plus net income of $3.2 million for the six-month period.

The Company meets the eligibility criteria to be classified as a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and is therefore not obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios along with the minimum regulatory thresholds to be considered well-capitalized are presented in the following table:

	Well-Capitalized Regulatory Threshold	June 30, 2021	December 31, 2020
Tier 1 leverage	5.00%	9.19%	9.49%
Common equity Tier 1	6.50%	14.82%	15.16%
Tier 1 risk-based capital	8.00%	14.82%	15.16%
Total risk-based capital	10.00%	16.08%	16.41%

At June 30 2021, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value, was $2.55 per common share at June 30, 2021, and $2.43 per common share at December 31, 2020. Other key performance indicators are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Return on average assets[1]	0.82%	0.02%	0.82%	0.02%
Return on average equity[1]	11.15%	0.21%	11.06%	0.27%
Average equity to average assets	7.37%	7.32%	7.46%	7.50%

1 - Annualized

Based on current economic conditions, we believe it is prudent to continue to maintain the Bank’s capital ratios at levels commensurate with the Bank’s risk profile.  With recent capital stress testing and projected growth, we believe our capital levels and liquidity will be sufficient to support planned asset growth and any downturn in economic conditions. Those expectations could be impacted if actual deterioration in economic conditions are more severe than the assumptions included in the stress testing. Accordingly, management is working on various strategies for more efficient use of liquidity and to improve capital and stock performance, including continuation of the operational assessments discussed earlier.

Cash dividends have not been paid by the Company historically due to a retained deficit. Due to increased earnings, the retained deficit has been reduced by $ 6.1 million over the last 12 months to $1.7 million as of June 30, 2021. Upon returning to a positive retained earnings position, we may be able to pay a cash dividend in the future. The payment of cash dividends will depend on a number of factors including our ability to maintain capital ratios at or above current levels with consideration of strategic plans and an acceptable risk profile.

Liquidity

Throughout the pandemic, we elevated our monitoring of liquidity, including consideration of leveraging or selling illiquid assets, and deem liquidity adequate to meet potential needs. Liquid assets include cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $158.4 million at June 30, 2021, an increase from $134.0 million at December 31, 2020. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs during 2021.

At June 30, 2021, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $62.4 million, which is net of the $7.3 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond.

Our loan to deposit ratio was 83.2% at June 30, 2021 and 86.2% at December 31, 2020.  We anticipate this ratio to remain at or below 90% for the foreseeable future.

Available third-party sources of liquidity to the Bank at June 30, 2021 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank of Richmond. We also have the ability to cumulatively borrow $20.0 million in unsecured federal funds credit facilities extended by three correspondent banks.

The Bank’s total line of credit with the FHLB is $202.4 million, with unused availability at June 30, 2021, of $190.3 million. This line secures letters of credit totaling $12.0 million. No advances were outstanding at June 30, 2021.  Any borrowings, plus the letters of credit, are secured by a blanket lien on our residential real estate loans which amounted to $129.2 million at June 30, 2021. While we do not foresee a need to borrow funds up the available capacity, should borrowings exceed the available pledged collateral, additional collateral would need to be provided to FHLB.

The Bank also has access to the brokered deposits market and the Certificate of Deposit Registry Service (CDARS). At June 30, 2021, we held no brokered deposits and $6.9 million in CDARS reciprocal time deposits.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, we do not anticipate using this funding source except as a last resort.

With the on-balance sheet liquidity and other external sources of funding, we believe the Bank has adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors, such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, etc., some of which are beyond our control.

The bank holding company has approximately $187 thousand in cash on deposit at the Bank at June 30, 2021. Additionally, $295 thousand in dividend payments from the Bank have been received in the first six months of 2020. These funds are used to pay operating expenses and trust preferred interest payments. The Company makes quarterly interest payments on the trust preferred securities.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the six months ended June 30, 2021, to the off-balance sheet items and the contractual obligations disclosed in our 2020 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.   Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At June 30, 2021, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

The Bank was named as a defendant in an action filed in the United States District Court for the Western District of Virginia on December 22, 2020. The plaintiff alleged that the Bank breached a contractual arrangement in the assessment of overdraft fees for the re-presentment of items previously returned due to lack of sufficient funds and sought class action status in its pursuit of this complaint. During the third quarter of 2021, this claim was resolved without material impact to the financial position or liquidity of the bank.

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

Item 1A. Risk Factors

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None

Item 6.   Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012, filed on August 14, 2012).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials for the Company’s 10-Q Report for the quarterly period ended June 30, 2021, formatted in XBRL:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	August 16, 2021

By:	/s/ JOHN J. BOCZAR
John J. Boczar
Executive Vice President and Chief Financial Officer

Date:	August 16, 2021