Form 10-Q
period 2021-09-30
NEW PEOPLES BANKSHARES INC
filed 2021-11-15
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock was 23,922,086 as of November 15, 2021.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1 Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2021	2020
Loans including fees	$7,602	$7,271
Interest-earning deposits with banks	28	16
Investments	388	245
Dividends on equity securities (restricted)	26	34
Total Interest and Dividend Income	8,044	7,566

INTEREST EXPENSE
Deposits	522	1,024
Borrowed funds	104	128
Total Interest Expense	626	1,152

NET INTEREST INCOME	7,418	6,414

PROVISION FOR LOAN LOSSES	—	450

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,418	5,964

NONINTEREST INCOME
Service charges and fees	1,001	859
Card processing and interchange	982	892
Insurance and investment fees	222	206
Net gain on sales of available-for-sale securities	322	—
Other noninterest income	443	159
Total Noninterest Income	2,970	2,116

NONINTEREST EXPENSES
Salaries and employee benefits	3,239	2,981
Occupancy and equipment expense	2,215	1,132
Data processing and telecommunications	609	604
Other operating expenses	2,004	1,565
Total Noninterest Expenses	8,067	6,282

INCOME BEFORE INCOME TAXES	2,321	1,798

INCOME TAX EXPENSE	476	374

NET INCOME	$1,845	$1,424

Income Per Share
Basic and diluted	$0.08	$0.06

Average Weighted Shares of Common Stock
Basic and diluted	23,922,086	23,922,086

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2021	2020
Loans including fees	$21,483	$21,483
Federal funds sold	—	1
Interest-earning deposits with banks	69	191
Investments	969	814
Dividends on equity securities (restricted)	90	108
Total Interest and Dividend Income	22,611	22,597

INTEREST EXPENSE
Deposits	1,780	3,417
Borrowed funds	349	484
Total Interest Expense	2,129	3,901

NET INTEREST INCOME	20,482	18,696

PROVISION FOR LOAN LOSSES	372	2,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	20,110	16,696

NONINTEREST INCOME
Service charges and fees	2,674	2,238
Card processing and interchange	2,918	2,480
Insurance and investment fees	723	447
Net gain on sales of available-for-sale securities	322	4
Other noninterest income	840	744
Total Noninterest Income	7,477	5,913

NONINTEREST EXPENSES
Salaries and employee benefits	9,417	10,300
Occupancy and equipment expense	4,575	3,395
Data processing and telecommunications	1,835	1,881
Other operating expenses	5,313	5,149
Total Noninterest Expenses	21,140	20,725

INCOME BEFORE INCOME TAXES	6,447	1,884

INCOME TAX EXPENSE	1,354	385

NET INCOME	$5,093	$1,499

Income Per Share
Basic and diluted	$0.21	$0.06

Average Weighted Shares of Common Stock
Basic and diluted	23,922,086	23,922,086

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

NET INCOME	$1,845	$1,424	$5,093	$1,499

Other comprehensive income:
Investment securities activity
Unrealized (losses) gains arising during the period	(45)	28	(629)	1,039
Reclassification adjustment for net gains included
in net income	(322)	—	(322)	(4)
Other comprehensive (loss) gain on investment securities	(367)	28	(951)	1,035
Related tax benefit (expense)	76	(6)	199	(217)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(291)	22	(752)	818
TOTAL COMPREHENSIVE INCOME	$1,554	$1,446	$4,341	$2,317

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2021	2020
ASSETS

Cash and due from banks	16,851	$16,023
Interest-bearing deposits with banks	69,577	76,105
Federal funds sold	114	222
Total Cash and Cash Equivalents	86,542	92,350

Investment securities available-for-sale	105,228	48,406
Loans held for sale	109	389

Loans receivable	574,053	575,566
Allowance for loan losses	(6,657)	(7,191)
Net loans	567,396	568,375

Bank premises and equipment, net	19,711	22,174
Other real estate owned	2,318	3,334
Accrued interest receivable	2,142	2,392
Deferred taxes, net	1,974	3,126
Right-of-use assets – operating leases	5,151	5,439
Other assets	10,278	10,317

Total Assets	800,849	$756,302

LIABILITIES

Deposits:
Noninterest bearing	255,443	$223,725
Interest-bearing	458,046	444,287
Total Deposits	713,489	668,012

Borrowed funds	16,496	21,496
Lease liabilities – operating leases	5,151	5,439
Accrued interest payable	290	436
Accrued expenses and other liabilities	2,905	2,742

Total Liabilities	738,331	698,125

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 23,922,086 shares issued and outstanding at September 30, 2021 and December 31, 2020	47,844	47,844
Additional paid-in-capital	14,570	14,570
Retained earnings (deficit)	114	(4,979)
Accumulated other comprehensive (loss) income	(10)	742

Total Stockholders’ Equity	62,518	58,177

Total Liabilities and Stockholders’ Equity	800,849	$756,302

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2019	23,922	$47,844	$14,570	$(7,869)	$57	$54,602

Net income	—	—	—	46	—	46
Other comprehensive income, net of tax	—	—	—	—	603	603
Balance, March 31, 2020	23,922	$47,844	$14,570	$(7,823)	$660	$55,251

Net income	—	—	—	29	—	29
Other comprehensive income, net of tax	—	—	—	—	193	193
Balance, June 30, 2020	23,922	$47,844	$14,570	$(7,794)	$853	$55,473

Net income	—	—	—	1,424	—	1,424
Other comprehensive income, net of tax	—	—	—	—	22	22
Balance, September 30, 2020	23,922	$47,844	$14,570	$(6,370)	$875	$56,919

Balance, December 31, 2020	23,922	$47,844	$14,570	$(4,979)	$742	$58,177

Net income	—	—	—	1,585	—	1,585
Other comprehensive income, net of tax	—	—	—	—	(415)	(415)
Balance, March 31, 2021	23,922	$47,844	$14,570	$(3,394)	$327	$59,347

Net income	—	—	—	1,663	—	1,663
Other comprehensive income, net of tax	—	—	—	—	(46)	(46)
Balance, June 30, 2021	23,922	$47,844	$14,570	$(1,731)	$281	$60,964

Net income	—	—	—	1,845	—	1,845
Other comprehensive income, net of tax	—	—	—	—	(291)	(291)
Balance, September 30, 2021	23,922	$47,844	$14,570	$114	$(10)	$62,518

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(IN THOUSANDS)

(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,093	$1,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,609	1,634
Provision for loan losses	372	2,000
Income on bank owned life insurance	(25)	(61)
Net gain on sale of securities available-for-sale	(322)	(4)
Gain on sale of mortgage loans	(95)	(144)
(Gain) Loss on sale of premises and equipment	(149)	19
Loss on sale of repossessed assets	—	2
Gain on sale of other real estate owned	(122)	(52)
Loans originated for sale	(5,494)	(10,307)
Proceeds from sales of loans originated for sale	5,869	10,116
Adjustment to carrying value of premises transferred to other real estate owned	1,067	—
Adjustment of carrying value of other real estate owned	423	132
Adjustment of carrying value of repossessed assets	—	33
Amortization/accretion of bond premiums/discounts	336	318
Deferred tax expense	1,351	385
Net change in:
Accrued interest receivable	250	(666)
Other assets	(491)	(314)
Accrued interest payable	(146)	(203)
Accrued expenses and other liabilities	212	741
Net Cash Provided by Operating Activities	9,738	5,128

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	41	(23,445)
Purchase of securities available-for-sale	(77,168)	(2,045)
Proceeds from sale of investment securities available-for-sale	7,686	1,025
Proceeds from repayments and maturities of securities available-for-sale	11,695	8,281
Net redemption (purchase) of equity securities (restricted)	555	(22)
Payments for the purchase of premises and equipment	(2,217)	(1,992)
Proceeds from sale of premises and equipment	1,203	1
Proceeds from sales of repossessed assets	—	73
Proceeds from insurance claims on other real estate owned	54	—
Proceeds from sales of other real estate owned	2,128	562
Net Cash Used in Investing Activities	(56,023)	(17,562)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short term borrowings	(5,000)	—
Net change in noninterest bearing deposits	31,718	44,589
Net change in interest bearing deposits	13,759	(4,394)
Net Cash Provided by Financing Activities	40,477	40,195

Net (decrease) increase in cash and cash equivalents	(5,808)	27,761
Cash and Cash Equivalents, Beginning of the Period	92,350	50,147
Cash and Cash Equivalents, End of the Period	$86,542	$77,908

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$2,275	$4,104
Taxes	$—	$—
Supplemental Disclosure of Non-cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$566	$914
Loans made to finance sale of other real estate owned	$—	$428
Transfer of premises and equipment to other real estate	$950	$—
Change in unrealized gains on securities available for sale	$(951)	$1,035

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2021 and December 31, 2020, and the results of operations for the three and nine month periods ended September 30, 2021 and 2020. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

NOTE 3 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each period. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate to outstanding common stock warrants and are determined by the Treasury Method. For the three-month and nine-month periods ended September 30, 2021 and 2020, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars in Thousands, Except Share and Per Share Data)	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income	$1,845	$1,424	$5,093	$1,499
Weighted average shares outstanding	23,922,086	23,922,086	23,922,086	23,922,086
Weighted average dilutive shares outstanding	23,922,086	23,922,086	23,922,086	23,922,086

Basic and diluted income per share	$0.08	$0.06	$0.21	$0.06

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of September 30, 2021, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2021 and December 31, 2020, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021:
Total Capital to Risk Weighted Assets	82,575	16.37%	$40,365	8.0%	$50,456	10.0%
Tier 1 Capital to Risk Weighted Assets	76,264	15.11%	30,274	6.0%	40,365	8.0%
Tier 1 Capital to Average Assets	76,264	9.53%	32,004	4.0%	40,005	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	76,264	15.11%	22,705	4.5%	32,796	6.5%

December 31, 2020:
Total Capital to Risk Weighted Assets	77,133	16.41%	$37,603	8.0%	$47,028	10.0%
Tier 1 Capital to Risk Weighted Assets	71,241	15.16%	28,202	6.0%	37,603	8.0%
Tier 1 Capital to Average Assets	71,241	9.49%	30,036	4.0%	37,545	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	71,241	15.16%	21,152	4.5%	30,552	6.5%

Accordingly, as of September 30, 2021, and December 31, 2020, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% capital conservation buffer (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. All ratios shown in the table above exceed the minimum requirements. The Bank’s capital conservation buffer as of September 30, 2021, was 8.37%.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (AFS) securities as of September 30, 2021 and December 31, 2020 is as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
September 30, 2021
U.S. Treasuries	$6,338	$—	$46	$6,292
U.S. Government Agencies	9,566	149	65	9,650
Taxable municipals	23,597	283	47	23,833
Corporate bonds	2,016	30	—	2,046
Mortgage backed securities	63,723	251	567	63,407
Total Securities AFS	$105,240	$713	$725	$105,228
December 31, 2020
U.S. Government Agencies	$13,852	$322	$67	$14,107
Taxable municipals	5,157	188	—	5,345
Corporate bonds	5,893	186	31	6,048
Mortgage backed securities	22,565	388	47	22,906
Total Securities AFS	$47,467	$1,084	$145	$48,406

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
U.S. Treasuries	$6,292	$46	$—	$—	$6,292	$46
U.S. Government Agencies	—	—	3,714	65	3,714	65
Taxable municipals	2,963	47	—	—	2,963	47
Mortgage backed securities	45,419	539	817	28	46,236	567
Total Securities AFS	$54,674	$632	$4,531	$93	$59,205	$725

December 31, 2020
U.S. Government Agencies	$1,479	$12	$3,829	$55	$5,308	$67
Taxable municipals	—	—	—	—	—	—
Corporate bonds	1,219	31	—	—	1,219	31
Mortgage backed securities	7,517	44	218	3	7,735	47
Total Securities AFS	$10,215	$87	$4,047	$58	$14,262	$145

At September 30, 2021, there were 78 securities in a loss position, of which 26 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $5.2 million and $6.8 million at September 30, 2021 and December 31, 2020, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

The following table summarizes sales of AFS debt securities for the nine months-ended September 30,

(Dollars are in thousands)	2021	2020
Proceeds	$7,686	$1,025
Gains	322	7
Losses	—	(3)
Tax provision (benefit)	68	(1)

The amortized cost and fair value of investment securities at September 30, 2021, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$1,255	$1,261	3.11%
Due after one year through five years	4,868	4,892	1.64%
Due after five years through ten years	12,072	12,166	1.66%
Due after ten years	87,045	86,909	1.59%
Total	$105,240	$105,228	1.62%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in Other Assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.0 million and $2.6 million at September 30, 2021 and December 31, 2020, respectively. The stock has no quoted market value and no ready market exists.

NOTE 6 LOANS

There were $109 thousand of loans held for sale at September 30, 2021 and $389 thousand at December 31, 2020, which represents mortgage loans originated for sale. These originations and sales are executed on a best efforts basis.

Loans receivable outstanding as of September 30, 2021 and December 31, 2020 are summarized as follows:

(Dollars are in thousands)	September 30, 2021	December 31, 2020
Real estate secured:
Commercial	$198,748	$179,381
Construction and land development	30,497	25,031
Residential 1-4 family	221,628	222,980
Multifamily	21,852	16,569
Farmland	19,322	18,368
Total real estate loans	492,047	462,329
Commercial	57,317	86,010
Agriculture	3,866	4,450
Consumer installment loans	18,983	20,632
All other loans	1,840	2,145
Total loans	$574,053	$575,566

Included in commercial loans at September 30, 2021 and December 31, 2020 were $9.6 million and $34.8 million of Paycheck Protection Program (PPP) loans, respectively, that are guaranteed by the Small Business Administration (SBA). Fees paid by SBA for round 1 PPP loans ranged from 1% to 5% of the amount borrowed, with 5% paid on loans up to $350 thousand, 3% on loans between $350 thousand and $2 million, and 1% on loans over $2 million. For round 2 PPP loans the fee structure was modified to the lesser of 50%, or $2.5 thousand for loans up to $50 thousand, 5% on loans ranging from $50 thousand to $350 thousand; 3% on loans between $350 thousand and $2 million and 1% on loans over $2 million. Included in total loans above are net deferred fees of $390 thousand and $496 thousand, including unearned PPP loans fees, at September 30, 2021 and December 31, 2020, respectively. Income from net deferred fees is recognized as income over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

Loans receivable on nonaccrual status as of September 30, 2021 and December 31, 2020 are summarized as follows:

(Dollars are in thousands)	September 30, 2021	December 31, 2020
Real estate secured:
Commercial	$452	$2,225
Construction and land development	31	57
Residential 1-4 family	2,431	2,700
Multifamily	111	—
Farmland	83	101
Total real estate loans	3,108	5,083
Commercial	8	453
Consumer installment loans and other loans	10	12
Total loans receivable on nonaccrual status	$3,126	$5,548

Total interest income not recognized on nonaccrual loans for the nine months ended September 30, 2021 and September 30, 2020 was $445 thousand and $418 thousand, respectively.

The following tables present information concerning the Company’s investment in loans considered impaired as of September 30, 2021 and December 31, 2020:

As of September 30, 2021 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$102	$141	$—
Construction and land development	30	305	—
Residential 1-4 family	1,605	1,901	—
Multifamily	—	—	—
Farmland	344	513	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	2	3	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	333	386	112
Construction and land development	—	—	—
Residential 1-4 family	488	537	58
Multifamily	—	—	—
Farmland	200	211	20
Commercial	29	37	3
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$3,133	$4,034	$193

As of December 31, 2020 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$385	$386	$—
Construction and land development	99	376	—
Residential 1-4 family	1,662	1,898	—
Multifamily	—	—	—
Farmland	391	560	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	5	6	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,566	1,678	574
Construction and land development	—	—	—
Residential 1-4 family	337	365	72
Multifamily	—	—	—
Farmland	208	220	2
Commercial	429	437	404
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$5,082	$5,926	$1,052

The following tables present information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Nine Months Ended
	September 30, 2021		September 30, 2020
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate secured:
Commercial	$281	$—	$2,004	$1
Construction and land development	75	9	87	12
Residential 1-4 family	1,773	24	1,819	49
Multifamily	—	—	—	—
Farmland	467	14	590	51
Commercial	—	—	74	1
Agriculture	—	—	—	—
Consumer installment loans	3	—	3	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	1,010	3	493	—
Construction and land development	—	—	—	—
Residential 1-4 family	338	6	104	3
Multifamily	—	—	—	—
Farmland	102	4	213	7
Commercial	129	1	160	1
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—
Total	$4,178	$61	$5,547	$125

	Three Months Ended
	September 30, 2021		September 30, 2020
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Real estate secured:
Commercial	$122	$—	$1,673	$—
Construction and land development	56	5	107	8
Residential 1-4 family	1,764	10	2,334	36
Multifamily	—	—	—	—
Farmland	452	5	419	41
Commercial	—	—	33	—
Agriculture	—	—	—	—
Consumer installment loans	3	—	7	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	519	—	553	—
Construction and land development	—	—	—	—
Residential 1-4 family	357	6	154	3
Multifamily	—	—	—	—
Farmland	100	4	211	5
Commercial	29	—	34	1
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—
Total	$3,402	$30	$5,525	$94

An age analysis of past due loans receivable as of September 30, 2021 and December 31, 2020 is below. At September 30, 2021 and December 31, 2020, no loans over 90 days past due were accruing.

As of September 30, 2021 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	45	$—	—	45	198,703	$198,748
Construction and land development	21	32	—	53	30,444	30,497
Residential 1-4 family	1,228	667	411	2,306	219,322	221,628
Multifamily	111	—	—	111	21,741	21,852
Farmland	119	—	—	119	19,203	19,322
Total real estate loans	1,524	699	411	2,634	489,413	492,047
Commercial	5	7	—	12	57,305	57,317
Agriculture	1	—	—	1	3,865	3,866
Consumer installment loans	46	3	—	49	18,934	18,983
All other loans	—	—	—	—	1,840	1,840
Total loans	1,576	$709	411	2,696	571,357	$574,053

As of December 31, 2020 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$969	$—	$—	$969	$178,412	$179,381
Construction and land development	64	—	—	64	24,967	25,031
Residential 1-4 family	5,717	615	690	7,022	215,958	222,980
Multifamily	—	—	—	—	16,569	16,569
Farmland	57	—	—	57	18,311	18,368
Total real estate loans	6,807	615	690	8,112	454,217	462,329
Commercial	214	—	—	214	85,796	86,010
Agriculture	7	1	—	8	4,442	4,450
Consumer installment loans	214	22	—	236	20,396	20,632
All other loans	—	—	—	—	2,145	2,145
Total loans	$7,242	$638	$690	$8,570	$566,996	$575,566

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

Based on the most recent analysis performed, the risk categories of loans receivable as of September 30, 2021 and December 31, 2020 were as follows:

As of September 30, 2021 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$189,216	$9,079	$453	$—	$198,748
Construction and land development	30,300	165	32	—	30,497
Residential 1-4 family	218,305	893	2,430	—	221,628
Multifamily	21,517	224	111	—	21,852
Farmland	18,562	677	83	—	19,322
Total real estate loans	477,900	11,038	3,109	—	492,047
Commercial	56,081	1,227	9	—	57,317
Agriculture	3,866	—	—	—	3,866
Consumer installment loans	18,972	2	9	—	18,983
All other loans	1,840	—	—	—	1,840
Total	$558,659	$12,267	$3,127	$—	$574,053

As of December 31, 2020 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$171,212	$6,112	$2,057	$—	$179,381
Construction and land development	23,168	1,806	57	—	25,031
Residential 1-4 family	218,947	1,304	2,729	—	222,980
Multifamily	16,337	232	—	—	16,569
Farmland	17,019	1,249	100	—	18,368
Total real estate loans	446,683	10,703	4,943	—	462,329
Commercial	81,846	3,711	453	—	86,010
Agriculture	4,255	195	—	—	4,450
Consumer installment loans	20,615	5	12	—	20,632
All other loans	2,145	—	—	—	2,145
Total	$555,544	$14,614	$5,408	$—	$575,566

NOTE 7 ALLOWANCE FOR LOAN LOSSES

In determining the amount of our allowance for loan losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision. Due to the underlying SBA guarantee provided for PPP loans, these accounts were not included in either the portfolio segment or impairment calculations at September 30, 2021 and December 31, 2020. Additionally, due to uncertainties presented by the ongoing pandemic and the resulting economic uncertainty, internal and external qualitative factors were revised accordingly. This revision included reviewing our internal scoring related to loan modifications and extensions, and external factors, specifically, unemployment and other economic factors.

The following table presents activity in the allowance for loan losses for the nine- and three-month periods ending September 30, 2021, and 2020, respectively. Additionally, the allocation of the allowance by recorded portfolio segment and impairment method is presented as of September 30, 2021, and December 31, 2020, respectively.

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2021
Beginning balance	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$—	$7,191
Charge-offs	(915)	—	(48)	—	—	(92)	—	(55)	—	(1,110)
Recoveries	2	6	25	—	—	134	1	36	—	204
Provision	700	(69)	180	6	59	(842)	(14)	(42)	394	372
Ending balance	$2,068	$170	$2,108	$157	$156	$1,475	$27	$102	$394	$6,657

Three months ended September 30, 2021
Beginning balance	$2,151	$155	$2,046	$160	$137	$1,916	$28	$103	$—	$6,696
Charge-offs	—	—	(38)	—	—	—	—	(27)	—	(65)
Recoveries	—	6	8	—	—	3	—	9	—	26
Provision	(83)	9	92	(3)	19	(444)	(1)	17	394	—
Ending balance	$2,068	$170	$2,108	$157	$156	$1,475	$27	$102	$394	$6,657

Allowance for loan losses at September 30, 2021
Individually evluated for impairment	$112	$—	$58	$—	$20	$3	$—	$—	$—	$193
Collectively evaluated for impairment	1,956	170	2,050	157	136	1,472	27	102	394	6,464
	$2,068	$170	$2,108	$157	$156	$1,475	$27	$102	$394	$6,657

Loans at September 30, 2021
Individually evluated for impairment	$435	$30	$2,093	$—	$544	$29	$—	$2	$—	$3,133
Collectively evaluated for impairment	198,313	30,467	219,535	21,852	18,778	57,288	3,866	20,821	—	570,920
	$198,748	$30,497	$221,628	$21,852	$19,322	$57,317	$3,866	$20,823	$—	$574,053

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Allowance for loan losses at December 31, 2020
Individually evluat ed for impairment	$574	$—	$72	$—	$2	$404	$—	$—	$—	$1,052
Collectively evaluated for impairment	1,707	233	1,879	151	95	1,871	40	163	—	6,139
	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$—	$7,191

Loans at December 31, 2020
Individually evluated for impairment	$1,951	$99	$1,999	$—	$599	$429	$—	$5	$—	$5,082
Collectively evaluated for impairment	177,430	24,932	220,981	16,569	17,769	85,581	4,450	22,772	—	570,484
	$179,381	$25,031	$222,980	$16,569	$18,368	$86,010	$4,450	$22,777	$—	$575,566

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2020
Beginning balance	$1,248	$158	$1,736	$104	$109	$1,789	$27	$195	$2	$5,368
Charge-offs	(65)	—	(66)	—	(42)	(326)	(15)	(59)	—	(573)
Recoveries	56	—	31	—	33	34	1	37	—	192
Provision	874	32	361	44	20	627	31	13	(2)	2,000
Ending balance	$2,113	$190	$2,062	$148	$120	$2,124	$44	$186	$—	$6,987

Three months ended September 30, 2020
Beginning balance	$2,054	$169	$2,039	$145	$121	$1,817	$49	$181	$—	$6,575
Charge-offs	(43)	—	(66)	—	—	—	—	(15)	—	(124)
Recoveries	54	—	14	—	—	3	—	15	—	86
Provision	48	21	75	3	(1)	304	(5)	5	—	450
Ending balance	$2,113	$190	$2,062	$148	$120	$2,124	$44	$186	$—	$6,987

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS

There were $2.8 million in loans that were classified as troubled debt restructurings (TDRs) at September 30, 2021 and $4.0 million at December 31, 2020. All loans considered to be TDRs are individually evaluated for impairment as part of the allowance for loan losses calculation.

The following table presents information related to loans modified as TDRs during the nine and three months ended September 30, 2021 and 2020.

	For the nine months ended September 30, 2021			For the nine months ended September 30, 2020
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	3	$190	$190
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	27	1,236	1,236
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	30	1,426	1,426
Commercial
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	2	7	7
All other loans	—	—	—	—	—	—
Total	—	$—	$—	32	$1,433	$1,433

	For the three months ended September 30, 2021			For the three months ended September 30, 2020
Troubled Debt Restructurings (Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	1	32	32
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	1	32	32
Commercial
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	—	$—	$—	1	$32	$32

During the three months and nine months ended September 30, 2021, no loans were modified for which the modification was considered to be a troubled dept restructuring.

During the three months ended September 30, 2020, one modified loan with a balance of $32 thousand was considered to be a troubled debt restructuring. During the nine months ended September 30, 2020, the Company modified 32 loans totaling $1.4 million for which the modification was considered to be a TDR.

During the three months ended September 30, 2021, one loan with a balance of $119 thousand previously modified as troubled debt restructuring defaulted. During the nine months ended September 30, 2021, two loans to the same borrower, previously modified as TDRs, totaling $1.1 million, defaulted, resulting in charge-offs totaling $835 thousand. Generally, a TDR is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the nine months ended September 30, 2021 and the year ended December 31, 2020:

(Dollars are in thousands)	September 30, 2021	December 31, 2020
Balance, beginning of period	$3,334	$3,393
Additions	566	1,128
Transfers from premises and equipment	950	—
Proceeds from sales	(2,128)	(687)
Proceeds from insurance claims	(54)	—
Loans made to finance sales	—	(428)
Adjustment of carrying value	(423)	(132)
Gains from sales, net	73	60
Balance, end of period	$2,318	$3,334

During the three months ended September 30, 2021, three former branch office sites were transferred to Other Real Estate Owned at a value of $950 thousand. Former branch office sites comprised $1.375 million and $683 thousand of the balance of Other Real Estate Owned at September 30, 2021 and December 31, 2020, respectively.

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

Assets and liabilities measured at fair value are as follows as of September 30, 2021 (for purpose of this table the impaired loans are shown net of the related allowance):

September 30, 2021 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$—	$6,292	$—
U.S. Government Agencies	—	9,650	—
Taxable municipals	—	23,833	—
Corporate bonds	—	2,046	—
Mortgage backed securities	—	63,407	—
(On a non-recurring basis) Other real estate owned	—	—	2,318
Impaired loans	—	—	2,940
Total	$—	$105,228	$5,258

Assets and liabilities measured at fair value are as follows as of December 31, 2020 (for purpose of this table the impaired loans are shown net of the related allowance):

December 31, 2020 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$—	$14,107	$—
Taxable municipals	—	5,345	—
Corporate bonds	—	6,048	—
Mortgage backed securities	—	22,906	—

(On a non-recurring basis) Other real estate owned	—	—	3,334
Impaired loans		—	4,030
Total	$—	$48,406	$7,364

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value September 30, 2021	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$2,940	$4,030	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$2,318	$3,334	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

September 30, 2021
Financial Instruments – Assets
Net Loans	$567,396	$567,797	$—	$564,857	$2,940

Financial Instruments – Liabilities
Time Deposits	206,680	209,177	—	209,177	—
Borrowed funds	16,496	15,438	—	15,438	—

December 31, 2020
Financial Instruments – Assets
Net Loans	$568,375	$564,664	$—	$560,634	$4,030

Financial Instruments – Liabilities
Time Deposits	234,449	237,768	—	237,768	—
Borrowed funds	21,496	16,788	—	16,788	—

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

The carrying values of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities and accrued interest approximates fair value and are excluded from the table above.

In accordance with our adoption of Accounting Standards Update (ASU) 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2021 and December 31, 2020, represent an approximation of exit price; however, an actual exit price may differ.

NOTE 11 LEASING ACTIVITIES

As of September 30, 2021, the Bank leases five branch office sites resulting from sale leaseback transactions entered into in 2017 and 2019. The lease agreements have maturity dates ranging from May 2032 to September 2034. While it is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration, on October 1, 2021, the company repurchased the branch office that was sold under a sale leaseback transaction in 2019. The weighted average remaining life of the lease terms at September 30, 2021 was 11.14 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases at September 30, 2021 was 3.16%.

For the nine months ended September 30, 2021 and 2020, operating lease expenses were $421 thousand and $429 thousand, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At September 30, 2021, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2021	$128
2022	530
2023	544
2024	546
2025	550
Thereafter	3,978
Total lease payments	6,276
Less imputed interest	1,125
Total	$5,151

After considering the repurchase of the branch office October 1, 2021, minimum future rental commitments will consist of total lease payments of $4.956 million less imputed interest of $899 thousand, for a total of $4.057 million.

NOTE 12 REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers as defined in ASC 606 is recognized within Noninterest income. The following table presents Noninterest income by revenue stream for the three and nine months ended September 30, 2021 and 2020.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Service charges and fees	$1,001	$859	$2,674	$2,238
Card Processing and interchange income	982	892	2,918	2,480
Gain on sale of securities available-for-sale (1)	322	—	322	4
Insurance and investment fees	222	206	723	447
Other noninterest income	443	159	840	744
Total Noninterest Income	$2,970	$2,116	$7,477	$5,913

(1)	Not within the scope of ASU 2014-09

NOTE 13 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars are in thousands)	2021	2020	2021	2020

Advertising	$85	$42	$193	$166
ATM network expense	368	357	1,113	1,113
Legal and professional fees	254	112	842	602
Consulting fees	58	82	206	443
Loan related expenses	198	88	448	275
Printing and supplies	29	38	89	105
FDIC insurance premiums	81	103	218	297
Other real estate owned expenses, net	301	59	439	255
Other operating expenses	630	684	1,765	1,893
Total other operating expenses	$2,004	$1,565	$5,313	$5,149

NOTE 14 SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. No subsequent events have occurred since September 30, 2021, except for the repurchase of a branch office site that had been previously sold under a sale leaseback transaction in 2019.

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

In March 2020, the FASB released ASU 2020-04, ‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting,’ which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offering Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in the Update are effective for the Company as of March 12, 2020 through December 31, 2022. The Company is working through implementation of this guidance, but does not expect this amendment to have a material impact on its financial statements.

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

In July 2021, the FASB released ASU 2021-05, ‘Lessors – Certain Leases with Variable Lease Payments (Topic 842),’ which amends the lease classification requirements for lessors to align them with practice under Topic 840. The amendments in this Update amend Topic 842 and are effective for the Company for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 13, 2022. The Company may elect either (1) to retrospectively apply the amendments to leases that commenced or were modified on or after the adoption of Update 2016-02 or (2) prospectively to leases that commence or are modified on or after the date that the Company first applies the amendments. The Company does not expect this amendment to have a material effect on its financial statements.

In August 2021, the FASB released ASU 2021-06, ‘Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946),’ which amends certain SEC paragraphs pursuant to SEC final rule releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. These amendments become effective for fiscal years ending on or after December 15, 2021. The Company does not expect these amendments to have a material effect on its financial statements.

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

Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. In the past, the Company provided a valuation allowance on its net deferred tax assets where it was deemed more likely than not such assets would not be realized. At September 30, 2021 and December 31, 2020, the Company had no valuation allowance on its net deferred tax assets.

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

COVID-19 Pandemic

Since the first quarter of 2020, COVID-19 has adversely affected, and will continue to adversely affect, economic activity globally, nationally and locally. Market interest rates declined significantly and remain at historically low levels. In early 2020, the Federal Open Market Committee (FOMC) reduced the target federal funds rate twice by a total of 150 basis points (bps). As a result of these actions the target federal funds rate now stands at 0.00% - 0.25% and the prime interest rate stands at 3.25%. While the FOMC has recently signaled its intention to ease interest rate accommodations, it is expected that it will be mid-2022 before overt action is taken to raise interest rates.

State and local governments have eased many of their executive orders relating to mask-wearing, social distancing, and attendance limitations. However, with the rise in instances of the Delta variant of COVID-19, some of these executive orders have been reinstated. During the third quarter of 2021, supply chain constraints became more prevalent, adversely affecting many businesses. Price inflation is also being seen in many types of consumer products, including groceries and fuel. Although there are signs of economic improvement; specifically, improved employment statistics, it appears the improvement may be uneven, and the expectation of any sustained recovery is impossible to predict. Previously, economic conditions such as these have led certain industries and individual businesses to reduce operations and staffing, and in some cases to close, either temporarily or permanently.

As the uncertainty created by the pandemic persists, we continue to meet the needs of our customers. Since the first quarter of 2020, we have maintained a committee dedicated to managing our response to the pandemic. This has included marshalling supplies and personal protective equipment, coordinating employee and customer communications, evaluating staffing and maintaining compliance with various mandates and regulations. All of our branch offices have been fully open since April 2021. We continue to maintain diligence, including the practices of daily self-assessments and temperature monitoring for all employees prior to entering their worksite. Even so, we have had exposure instances that cause us to temporarily close offices, or reduce service to drive-thru only, and quarantine employees. Several departments have reinstituted remote work protocols with employees alternating weeks working on and off site. Additionally, we encourage our employees to be vaccinated.

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

In December 2020, the Consolidated Appropriations Act, 2021 was enacted providing additional economic relief related to the COVID-19 pandemic. This legislation included a second round (Round 2) of PPP loans. We participated in this program and funded 568 Round 2 loans totaling $25.3 million through June 30, 2021. The total remaining balances of PPP loans, including both Round 1 and Round 2, at September 30, 2021 was $9.6 million. Of the combined $69.8 million loans funded in both Round 1 and Round 2, 1,144 loans have received full or partial forgiveness payments from the SBA totaling $60.2 million, of which 1,004 loans totaling $50.4 million received forgiveness during the first nine months of 2021.

With the end of the second round of the PPP loan program, our efforts are now focused on assisting borrowers in applying for and obtaining forgiveness through the SBA of the $9.6 million of PPP loans remaining at September 30, 2021.

In response to the economic impact brought on by the COVID-19 pandemic, banking and financial regulators provided guidance to financial institutions regarding borrower requests for forbearance. In general, short-term deferrals or other minor modifications extended to borrowers who were current in their loan obligations at December 31, 2019, were not considered troubled debt restructurings (TDRs) or impairments. These accommodations have been provided in the form of payment deferrals or conversion to interest only for a period of time, generally three to six months. As of September 30, 2021, of the 648 loans, totaling $103.4 million, which received some form of forbearance in accordance with the applicable legislative and regulatory guidelines, none remain in forbearance.

In summary, the lingering, adverse economic impact of the COVID-19 pandemic has been extensive and wide ranging, resulting in a steep decline in interest rates, reduced participation in the labor force and supply chain backlogs resulting in a decline in economic output, and we cannot reasonably estimate the term or intensity of any prolonged adverse impact on our financial position, operations or liquidity.

London Interbank Offering Rate

The use of the London Interbank Offering Rate (LIBOR) as a benchmark interest rate will be ending later in 2021, and this may impact our future interest rate structure. We use LIBOR in pricing some of our interest earning assets and liabilities, including our trust preferred securities. At this time, it appears that LIBOR will be replaced by the Secured Overnight Financing Rate (SOFR), which is a transparent measure of the cost of borrowing cash overnight collateralized by Treasury securities, as SOFR is now being listed on quotation systems and is being incorporated into instruments and transactions previously tied to LIBOR.

The United Kingdom’s Financial Conduct Authority (FCA), who is the regulator of LIBOR, announced on March 5, 2021, that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to U.S. dollar LIBOR, the FCA will consider the case to require continued publication, on a synthetic basis, of 1-month, 3-month and 6-month LIBOR settings through June 30, 2023. After such date, the LIBOR settings will no longer be representative and this index will not be restored.

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

Overview and Highlights

For the nine months ended September 30, 2021, we earned net income of $5.1 million, which equates to $0.21 per share, and is $3.6 million higher than the $1.5 million net income we earned during the same period in 2020. Most components of the income statement improved. Net interest income grew $1.8 million, provision for loan losses decreased $1.6 million, and non-interest income increased $1.6 million. Non-interest expense increased $415 thousand as we absorbed losses on disposals of three former branch offices. Consequently, income tax expense increased $969 thousand due to the increase in net income before income taxes. Although interest rates are generally lower, net interest income increased due to the reduction in interest expense with interest income improving slightly due to the accelerated accretion of fee income from PPP loan forgiveness offsetting the impact of lower interest rates.

The balance sheet grew to $800.8 million as of September 30, 2021, from $756.3 million as of December 31, 2020, with deposit growth providing funds for investment growth. Our Boone, North Carolina, loan production office, which opened in the fourth quarter of 2020, is positively affecting originations of commercial and commercial real estate loans, as well as residential mortgage loan originations brokered through or sold into the secondary market. Deposit growth is primarily due to stimulus payments and PPP funds received by our customers, which has helped to drive down our cost of funds, as these deposit accounts are generally non-interest bearing. As a result of the improved earnings, we returned to a positive retained earnings position at September 30, 2021, after several years of being a deficit balance.

As a follow-on to the operational assessment initiated in 2019 and implemented in 2021, we have identified several areas to assess our current position and develop means of improvements. The areas we are assessing include reducing the level of nonperforming assets, improving our secondary mortgage origination operations, improving marketing and development to better align with bank-wide and individual market goals; reviewing compensation structure to better align with bank-wide goals, and improving operations and efficiencies in the loan origination and operations functions. As part of the initiative to reduce nonearning assets, three former branch office sites were sold during the third quarter, resulting in net gains of $190 thousand, and three more were transferred to OREO, after writedowns of $1.1 million. Since September 30, 2021, an additional former branch office site was auctioned successfully, and one of the sites transferred to OREO is under a sales agreement, with both transactions expected to close during the fourth quarter. As part of our efforts to enhance our mortgage operations, we have implemented a new compensation plan for mortgage originators and realigned the department to improve both origination efforts and backroom support.

Comparison of the nine months ended September 30, 2021 to September 30, 2020

Overall, during the nine months ended September 30, 2021, compared to the same period in 2020, net income has improved 240% to $5.1 million, or $0.21 per share, from $1.5 million, or $0.06 per share. Interest income was up and interest expense was down, resulting in an improvement of $1.8 million in net interest income. Other primary drivers of the improvement were provision for loan losses, which was down $1.6 million, and non-interest income, which was up $1.6 million.

Year-to-date highlights include:

·	Net interest income improved to $20.5 million for the first nine months of 2021, an improvement of $1.8 million, or 9.6%, compared to the same period in 2020;
·	Net interest margin was 3.68% for the first nine months of 2021, an increase of 3 basis points compared to 3.65% for the first nine months of 2020;
·	Investment securities totaling $77.2 million were purchased during the first nine months of 2021, accounting for the $56.8 million growth of that portfolio;
·	Investment securities totaling $7.7 million were sold during the third quarter of 2021, resulting in gains of $322 thousand;
·	Provision for loans losses was $372 thousand for the first nine months of 2021, a reduction of $1.6 million, or 81.4%, compared to the first nine months of 2020;
·	Noninterest income was $7.5 million, an increase of $1.6 million, or 26.5%, compared to the first nine months of 2020;
·	Total noninterest expense was $21.1 million, an increase of $415 thousand, or 2.0%, compared to the first nine months of 2020; and
·	Occupancy and equipment expense was $4.6 million, an increase of $1.2 million, or 34.8%, compared to the nine months of 2020.
·	Retained earnings returned to a positive balance in the third quarter of 2021, after several years of being a deficit balance.

During the first nine months of 2021 compared to the first nine months of 2020, the increase of $1.8 million in net interest income was due primarily to a reduction in interest expense on deposits of $1.6 million. This reduction in interest expense on deposits was driven mainly by a reduction in the average cost of retail time deposits, which declined 60 basis points, to 1.00% from 1.60%, plus a decrease in average balances of $34.7 million. Interest income on earning assets was essentially unchanged, as an increase of $1.3 million in loan fees offset a decrease of $1.3 million in interest income on loans. The increase in loan fee income is a result of recognition of deferred fees on PPP loans forgiven. As the PPP portfolio stands at $9.6 million at September 30, 2021, we expect the fee revenue earned from these loans to have largely run its course by year-end. Although average loan balances grew $9.6 million, average yields decreased to 4.40% from 4.78%, which caused the decrease in interest income. The yield on PPP loans is 1.00% (excluding the impact of deferred fee income), which also negatively affects our loan yields.

While interest income on deposits with other banks decreased $122 thousand, it was more than offset by increased interest income on investment securities of $137 thousand. The primary driver of the reduced interest income on deposits with other banks was the reduction in average yields to 0.11% from 0.44%. The improvement in interest income on investment securities was mainly a result of $24.0 million of increased average balances, although yields declined to 1.94% from 2.51%.

The reduction in both interest income, excluding fees, and interest expense was driven mainly by lower market rates, which have fallen throughout 2020 and 2021. Our total average yield on earning assets was 4.06% during the first nine months of 2021, compared to 4.40% during the same period in 2020. The reduction in our average cost of funds to 0.39% during the first nine months of 2021, compared to 0.77% during the same period in 2020, more than offset the reduced yield on average assets. In summary, the net interest margin for the first nine months of 2021 was 3.68%, a reduction of 3 basis points compared to 3.65% for the first nine months of 2020.

The provision for loan losses for the first nine months of 2021 was down $1.6 million compared to the same period in 2020, to $372 thousand from $2.0 million, due to a combination of factors, including the limited risk associated with PPP loans, improving economic trends, such as improving employment statistics, combined with the liquidity provided to customers through stimulus payments and the aforementioned funding and forgiveness of PPP loans. For more information on the factors affecting the allowance for loan losses, including provision expense, refer to Note 7, Allowance for loan Losses, in Item 1 of this Form 10-Q. Depending on the length of the economic downturn, and the nature and speed of any future recovery, it is possible that additional provisions may be needed beyond those necessary to support organic growth of the loan portfolio.

Total non-interest income for the first nine months of 2021 compared to the same period in 2020 grew by $1.6 million to $7.5 million. This improvement was driven by increases in service charges and fees, card processing and interchange income, insurance and investment fees, and gains on sales of investment securities, of $436 thousand, $438 thousand, $276 thousand, and $318 thousand respectively. The improvement in service charges and fees resulted from the fee schedule changes we made in August 2020. The improvement in card processing and interchange income resulted from increased volume and the related increase in interchange fees received. Efforts to increase noninterest income revenues from financial services drove the improvement in insurance and investment fees. Gains of $322 thousand were realized from sales of securities during the first nine months of 2021 versus $4 thousand during the same period in 2020. Other non-interest income also increased, to $840 thousand from $744 thousand, driven by the $190 thousand gains on sales of former branch offices and $111 thousand from commissions on and gains on originations and sales of mortgage loans, even when the $220 thousand bonus payment from a service provider in 2020 is considered.

For the nine months ended September 30, 2021, compared to the same period in 2020, total non-interest expense increased $415 thousand, to $21.1 million, primarily because of a $1.2 million increase in occupancy and equipment expense, which was partially offset by an $883 thousand decrease in salaries and employee benefits. The increase in occupancy and equipment expense was driven nearly entirely by $1.1 million in asset disposal costs, a result of the three former branch office locations transferred to OREO, as previously discussed. We expect some modest expense reductions associated with the sales and disposals of former branch office locations. The reduction in salaries and benefits expense is due to the restructuring implemented during the second quarter of 2020. Data processing and telecommunications expense is down $46 thousand due to changes in the related agreements with some of those service providers. Other operating expenses were up $164 thousand due to higher loan and other real estate expenses of $173 thousand and $184 thousand, respectively, increased internal and external audit and accounting expenses of $87 thousand, other professional fees of $32 thousand, and advertising and promotions of $37 thousand. These increases offset decreases in FDIC insurance, consulting, data processing, and travel, which decreased $79 thousand, $237 thousand, $67 thousand, and $55 thousand, respectively. FDIC premiums decreased due to improvements in our risk assessment. Consulting decreased due to costs incurred in 2020, which were not repeated in 2021. Travel reflects the impact of the pandemic. In addition, 2021 includes a $61 thousand increase in bank franchise taxes due to the increased tax base and added taxes for other states.

The efficiency ratio, a non-GAAP measure, improved to 76.4% for the first nine months of 2021 from 84.2% for the first nine months of 2020, due to improvements discussed above. We re-engaged the firm that assisted in the operational assessment in 2019 and 2020 to review our efforts to date and work toward enhancing our revenue and cost control structure.

Comparison of the Three Months ended September 30, 2021 to September 30, 2020

Overall, during the quarter ended September 30, 2021, compared to the same quarter in 2020, net income improved 29.6% to $1.8 million, or $0.08 per share, from $1.4 million, or $0.06 per share. Contributing to this improvement was higher interest income, lower interest expense, lower provision for loan loss expense and higher non-interest income. Although non-interest expense was higher, it was more than offset by improvements in every other major category of the income statement.

Quarter-to-date highlights include:

·	Net interest income was $7.4 million for the third quarter of 2021, an improvement of $1.0 million, or 15.7%, compared to the third quarter of 2020;
·	Net interest margin was 3.93% for the third quarter of 2021, an increase of 27 basis points compared to 3.66% in the third quarter of 2020;
·	Provision for loan losses was zero for the third quarter of 2021 compared to $450 thousand for the third quarter of 2020;
·	Noninterest income was $3.0 million, an increase of $854 thousand, or 40.4%, during the third quarter of 2021 compared to the third quarter of 2020; and
·	Noninterest expense was $8.1 million, an increase of $1.8 million, or 28.4%, for the third quarter of 2021 compared to the third quarter of 2020.

During the third quarter of 2021, compared to the third quarter of 2020, net interest income increased $1.0 million, the result of a $478 thousand increase in interest income on earning assets, and a $526 thousand decrease in interest expense on interest-bearing liabilities. The primary driver was an improvement of $695 thousand in loan fees, which was mainly due to recognition of deferred fees on PPP loans forgiven, which more than offset a decrease in interest income on loans of $364 thousand. The impact of the increased loan fee income will not continue, as only 14% of the original portfolio remains outstanding at September 30, 2021. The reduced interest income on loans was a result of both lower average balances and reduced average yields, to 4.40% from 4.61%. Also driving the improvement in interest income was an increase of $134 thousand in interest income on investment securities. Although the average yield on investment securities declined to 1.72% from 2.39%, average balances increased by $49.3 million, as we redeployed lower yielding deposits in other banks into investment securities providing a higher return. Overall, our yield on earning assets declined to 4.26% from 4.31%.

On the interest expense side of net interest income, the primary driver of the $526 thousand reduction in interest expense was a $472 thousand decrease in interest expense on retail time deposits. The decrease in interest expense on retail time deposits was primarily due to a reduction in average cost to 0.90% from 1.52%, combined with a reduction in average balances of $40.1 million. Also contributing to the reduced interest expense was an increase in average balances of non-interest-bearing deposits of $48.6 million, a result of liquidity provided to customers through stimulus payments and the funding of PPP loans. Overall, our average cost of funds has declined to 0.34% from 0.66%.

In summary, our net interest margin for the third quarter of 2021 was 3.93% compared to 3.66% for the third quarter of 2020. The reduction in yields and costs has been driven by decreases in general market rates, as previously discussed.

The provision for loan losses was zero in the third quarter of 2021 compared to $450 thousand for the same quarter in 2020, due to a combination of factors, including the limited risk associated with PPP loans, improving economic trends, including improving employment statistics, combined with the liquidity provided to customers through stimulus payments and the aforementioned funding and forgiveness of PPP loans. For more information on the factors affecting the allowance for loan losses, including provision expense, refer to Note 7, Allowance for loan Losses, in Item 1 of this Form 10-Q. Depending on the length of the economic downturn and the nature and speed of any future recovery, it is possible that additional provisions may be needed beyond those necessary to support organic growth of the loan portfolio.

Total non-interest income increased $854 thousand in the third quarter of 2021 compared to the third quarter of 2020, primarily due to $322 thousand of net gains on sales of investment securities, an increase of $284 thousand in other non-interest income, an increase of $142 thousand in service charges and fees, and an increase of $90 thousand in card processing and interchange income. During the third quarter of 2021, we sold $7.7 million of securities and realized gains of $322 thousand. The increase in other non-interest income is primarily a result of $190 thousand of net gains on sales of three former branch office locations. As part of the project to improve earnings, fee schedule changes were implemented in August of 2020, and this contributed to the increase in service charges and fees. Card processing revenue increased due to increased volume and the related incremental increase in interchange income received. In addition, efforts to increase noninterest income revenues from financial services drove the improvement in insurance and investment fees. Commissions and gains on originations and sales of mortgage loans also increased.

Total non-interest expense increased $1.8 million for the third quarter of 2021 compared to the third quarter of 2020, primarily due to an increase of $1.1 million in occupancy and equipment expense, which was driven nearly entirely by $1.1 million in disposal costs of three former branch office locations, which were transferred to OREO. Otherwise, we expect some modest expense reductions associated with the sales and disposals of former branch office locations. Salaries and benefits expense increased $258 thousand, due to an increase of $183 thousand for general wage increases and additional employees hired to staff our loan production office in Boone, NC, which opened in the fourth quarter of 2020; and our new branch office in Bristol, VA which opened in October 2021; an increase of $31 thousand in bonus accruals related to a new incentive plan, an increase of $29 thousand in commissions for mortgage personnel, and an increase of $27 thousand in group insurance due to changes made in the employer contribution formula. These were partially offset by contra expense of $106 thousand related to mortgage originations. Other operating expenses increased $439 thousand, primarily due to increases in other real estate expense, which increased $242 thousand, and loan related expenses, which increased $110 thousand. Other real estate owned expenses increased due to write-downs of $395 thousand. Loan related expenses increased due to costs associated with processing PPP loan forgiveness.

The efficiency ratio, a non-GAAP measure, improved to 76.4% for the third quarter of 2021 compared to 84.2% for the third quarter of 2020. This ratio has been positively affected by earnings improvement projects. As discussed above, we are continuing our operational assessments and have implemented several to date, which we anticipate will help improve the efficiency ratio by increasing earnings or controlling costs.

Balance Sheet

During the nine months ended September 30, 2021, the balance sheet grew to $800.8 million. Highlights include:

·	Total assets grew by $44.5 million, or 5.9%, during the first nine months of 2021, to $800.8 million;
·	Interest bearing deposits in other banks decreased by $6.5 million, to $69.6 million;
·	Loans decreased by $1.5 million, or 0.26%, to $574.1 million;
·	Securities available for sale increased $56.8 million, or 117.4%, to $105.2 million;
·	Total deposits increased $45.5 million, or 6.8%, to $713.5 million;
·	Book value per share increased to $2.61 at September 30, 2021 as compared to $2.43 at December 31, 2020.

The growth in total assets was primarily driven by the growth in deposits, which funded investment purchases. During the first nine months of 2021, investment purchases totaling $77.2 million and sales of $7.7 million were made. Also, during this period, 568 loans totaling $25.3 million were funded in Round 2 of the PPP program. Cumulatively through September 30, 2021, $60.2 million of all PPP loans originated in both rounds have received full or partial SBA forgiveness, of which $50.4 received forgiveness during the first nine months of 2021. Excluding the net impact of $25.3 million PPP loan originations and $50.4 million of repayments, loan growth totaled $23.7 million during the first nine months of 2021. This loan growth has resulted in an increase in commercial real estate and multi-family loans, which have been positively impacted by our new Boone, NC, loan production office, which opened during the fourth quarter of 2020. These increases were offset primarily by decreases in commercial loans, which declined $28.8 million, a result of PPP loan forgiveness. At September 30, 2021, approximately $21.4 million in new loan originations were in the pipeline. Through November 8, 2021, approximately $16.0 million, of these loans have closed. There were $109 thousand of loans held for sale at September 30, 2021.

Efforts to reduce non-earning assets have resulted in the sale of three former branch office sites during the quarter, with two other sites sold or pending sale since September 30, 2021, with closings expected during the fourth quarter. pending closing.

The increase in total deposits was primarily driven by an increase of $35.9 million, or 16.4%, in noninterest-bearing demand deposits, a result of the federal stimulus payments received by customers and PPP loan funds, which are typically deposited into a customer’s checking account. Also, interest-bearing demand deposits increased $13.0 million, or 25.7%. Savings and money market accounts grew $34.2 million, or 22.7%. This growth was partially reduced by a decrease of $27.8 million in retail time deposits. Although we have lowered deposit rates, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Total borrowings were reduced by $5 million as we repaid a maturing FHLB advance in June 2021. Trust preferred securities of $16.5 million at September 30, 2021 were unchanged compared to December 31, 2020.

Since December 31, 2020, total capital grew $4.7 million, as year-to-date earnings added $5.1 million, while investment securities caused other comprehensive losses of $752 thousand. During the quarter, our retained deficit has been mitigated and we now report retained earnings. Consequently, book value per share has increased to $2.61 at September 30, 2021 compared to $2.43 at December 31, 2020. The bank remains well capitalized per regulatory guidance.

Asset Quality

Nonperforming assets include nonaccrual loans, other real estate owned (OREO) and loans past due more than 90 days which are still accruing interest. Our policy is to place loans on nonaccrual status once they reach 90 days past due. The makeup of the nonaccrual loans is primarily those secured by residential mortgages and commercial real estate. OREO is primarily made up of commercial and single-family residential properties, plus four former branch office locations. At September 30, 2021, the former branch offices comprised $1.4 million of the OREO balance.

Nonperforming assets decreased $3.4 million, or 38.7%, during the first nine months of 2021, driven by a decrease in non-accruing loans of $2.4 million and a decrease in other real estate owned of $1.0 million. No accruing loans are more than 90 days past due. As a result, the ratio of nonperforming assets to total assets decreased to 0.68% at September 30, 2021 compared to 1.17% at December 31, 2020.

Nonperforming assets consisted of the following as of September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Nonaccrual loans	$3,126	$5,548
Loans past due more than 90 days, still accruing	—	—
Nonperforming loans	3,126	5,548
Other real estate owned	2,318	3,334
Nonperforming assets	$5,444	$8,882

Nonperforming loans/Total loans at period end	0.54%	0.96%
Nonperforming assets/Total assets at period end	0.68%	1.17%

All OREO properties are available for sale by commercial and residential realtors under the direction of our Special Assets division. During the first nine months of 2021, $566 thousand of OREO was acquired as a result of settlement of foreclosed loans and three former branch office locations worth $950 thousand were transferred into OREO. Sales of OREO for the first nine months of 2021 totaled $2.1 million, resulting in a net gain of $73 thousand. As part of our continuing effort to reduce OREO, we made valuation adjustments of $423 thousand during the first nine months of 2021, based on updated property valuations. As we continue these efforts, additional losses could occur, while reducing future carrying costs. Due to sales of foreclosed properties we no longer have any foreclosures generating rental income. Rental income was $24 thousand for the first nine months of 2021 compared to $47 thousand for the first nine months of 2020.

We continue extensive efforts to work through problem credits and liquidate foreclosed properties and other parcels of other real estate owned, to reduce the level of nonperforming assets. These efforts include price adjustments and property auctions to expedite sales. Since September 30, 2021, one of the former branch sites which was transferred to OREO is under a purchase agreement. We are mindful of the impact on earnings and capital as we work to achieve this goal. However, we may recognize future losses on sales of OREO and reductions in the allowance for loan losses as we expedite the resolution of these assets.

Loans rated substandard or below totaled $3.1 million at September 30, 2021, a decrease of $2.3 million from $5.4 million at December 31, 2020. Total past due loans decreased to $2.7 million at September 30, 2021 from $8.6 million at December 31, 2020.

Our allowance for loan losses at September 30, 2021 was $6.7 million, or 1.16% of total loans (1.18% when excluding PPP loans) as compared to $7.2 million, or 1.25% (1.33% when excluding PPP loans) of total loans at December 31, 2020. Impaired loans totaled $3.1 million with an estimated related specific allowance of $193 thousand for potential losses at September 30, 2021 as compared to $5.1 million of impaired loans with an estimated related allowance of $1.1 million at the end of 2020. A provision of $372 thousand was recorded for the first nine months of 2021 compared to $2.0 million during the first nine months of 2020.

In the first nine months of 2021, net charge-offs totaled $906 thousand, or 0.31% of average loans, annualized, as compared to $381 thousand, or 0.07%, of average loans for the same period in 2020. Included in the net charge-offs are two loans to the same borrower, previously modified as TDRs, totaling $1.1 million that defaulted during the second quarter of 2021, resulting in charge-offs totaling $835 thousand. The allowance for loan losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary. During the first nine months of 2021, we adjusted our external qualitative factors to reflect the improving economic trends, including positive employment and home sales statistics, combined with the liquidity provided to customers through stimulus payments and forgiveness of PPP loans. Those changes along with the assessment of the inherent and specific risks associated with the loan portfolio resulted in a provision to the allowance of $372 thousand for the first nine months 2021. The following table summarizes components of the allowance for loan losses and the related loans as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Specific allowance	$193	$1,052
General allowance	6,464	6,139
Total allowance	$6,657	$7,191

Impaired loans	$3,133	$5,082
Other loans	570,920	570,484
Total loans	$574,053	$575,566

Total allowance/Total loans	1.16%	1.25%
General allowance/Other loans	1.13%	1.08%

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset of $2.0 million and $3.1 million existed at September 30, 2021 and December 31, 2020, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses.

Capital Resources

Total stockholders’ equity at September 30, 2021, was $62.5 million compared to $58.2 million at December 31, 2020, an increase of $4.3 million. The increase was due to net income of $5.1 million, which drove retained earnings into positive territory. Due to modest rate increases during September 2021, unrealized losses of $752 thousand, net of tax were recorded for the available-for-sale investment portfolio.

The Company meets the eligibility criteria to be classified as a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and is therefore not obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios along with the minimum regulatory thresholds to be considered well-capitalized are presented in the following table:

	Well-Capitalized Regulatory Threshold	September 30, 2021	December 31, 2020
Tier 1 leverage	5.00%	9.53%	9.49%
Common equity Tier 1	6.50%	15.11%	15.16%
Tier 1 risk-based capital	8.00%	15.11%	15.16%
Total risk-based capital	10.00%	16.37%	16.41%

At September 30 2021, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value was $2.61 per common share at September 30, 2021, and $2.43 per common share at December 31, 2020. Other key performance indicators are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Return on average assets[1]	0.91%	0.02%	0.85%	0.02%
Return on average equity[1]	11.75%	0.21%	11.30%	0.27%
Average equity to average assets	7.76%	7.32%	7.56%	7.50%

1 - Annualized

Based on current economic conditions, we believe it is prudent to continue to maintain the Bank’s capital ratios at levels commensurate with the Bank’s risk profile. With recent capital stress testing and projected growth, we believe our capital levels and liquidity will be sufficient to support planned asset growth and any continued downturn in economic conditions. Those expectations could be impacted if actual deterioration in economic conditions is more severe than the assumptions included in the stress testing. Accordingly, management is working on various strategies for more efficient use of liquidity and to improve capital and stock performance, including continuation of the operational assessments discussed earlier.

Cash dividends have not been paid by the Company historically due to a retained deficit. Due to increased earnings, the retained deficit has been eliminated this quarter and we now have retained earnings of $114 thousand. With the return to a retained earnings position, we may be able to consider payment of a cash dividend in the future. The payment of cash dividends will depend on a number of factors including our ability to maintain capital ratios at or above current levels with consideration of strategic plans and an acceptable risk profile.

Liquidity

Throughout the pandemic, we elevated our monitoring of liquidity, including consideration of leveraging or selling illiquid assets, and deem liquidity adequate to meet potential needs. Liquid assets include cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $186.6 million at September 30, 2021, an increase from $134.0 million at December 31, 2020. Sufficient short-term assets are maintained at levels management deems adequate to meet potential liquidity needs.

At September 30, 2021, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $100.0 million, net of the $5.2 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond.

Our loan to deposit ratio was 80.5% at September 30, 2021 and 86.2% at December 31, 2020. We anticipate this ratio to remain at or below 90% for the foreseeable future.

Available third-party sources of liquidity to the Bank at September 30, 2021 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank of Richmond. We also have the ability to cumulatively borrow $20.0 million in unsecured federal funds credit facilities extended by three correspondent banks.

The Bank’s total line of credit with the FHLB is $199.1 million, with unused availability at September 30, 2021, of $107.4 million. This line secures letters of credit totaling $12.0 million. No advances were outstanding at September 30, 2021. Any borrowings, plus the letters of credit, are secured by a blanket lien on our residential real estate loans which amounted to $119.4 million at September 30, 2021. While we do not foresee a need to borrow funds up to the available capacity, should borrowings exceed the available pledged collateral, additional collateral would need to be provided to FHLB.

The Bank also has access to the brokered deposits market and the Certificate of Deposit Registry Service (CDARS). At September 30, 2021, we held no brokered deposits and $7.0 million in CDARS reciprocal time deposits.

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

The bank holding company has approximately $180 thousand in cash on deposit at the Bank at September 30, 2021. Additionally, $430 thousand in dividend payments from the Bank have been received in the first nine months of 2020. These funds are used to pay operating expenses and trust preferred interest payments. The Company makes quarterly interest payments on the trust preferred securities.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the nine months ended September 30, 2021, to the off-balance sheet items and the contractual obligations disclosed in our 2020 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At September 30, 2021, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

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

The Bank is a defendant in a complaint filed by a former employee in the United States District Court for the Western District of Virginia on January 1, 2021. The complaint alleges wrongful termination based on gender, religion and age. The Bank denies the allegations and intends to vigorously defend against these claims. While this claim has proceeded to the discovery stage, due to the present status of this case, any possible loss cannot be estimated at this time.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008, filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012, filed on August 14, 2012).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended September 30, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	November 15, 2021

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President, Chief Financial Officer and Treasurer

Date:	November 15, 2021