Form 10-K
period 2021-12-31
NEW PEOPLES BANKSHARES INC
filed 2022-03-31
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-33411

New Peoples Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	31-1804543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

67 Commerce Drive	24260
Honaker,VA	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (276) 873-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales price of $2.07 per share on the last business day of the second quarter of 2021, was $21,089,972.

The number of shares outstanding of the registrant’s common stock was 23,922,086 as of March 23, 2022.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders – Part III

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

The Bank, through its division New Peoples Financial Services, offers fixed and variable annuities, fee-based asset management and other investment products through a broker/dealer relationship with Infinex Investments, Inc.

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

Branch Locations

In addition to our headquarters in Honaker, Virginia we have 19 full-service branches located in three states: Virginia - Abingdon, Big Stone Gap, Bluefield, Bristol (2), Castlewood, Chilhowie, Clintwood, Gate City, Grundy, Haysi, Lebanon, Pounding Mill, Tazewell and Wise; West Virginia - Princeton (2); and Tennessee – Kingsport. Additionally, we have a loan production office in Boone, North Carolina; and a former loan production office in Jonesborough, Tennessee which is currently being used as a hub to meet prospective loan customers.

Renovations to a building we purchased in Bristol, Virginia in 2019, were suspended in 2020 due to impacts of the COVID-19 pandemic. We resumed these renovations in January 2021 and opened this new office in the fourth quarter of 2021. We believe this expansion fits our stated objective of expanding our presence in the Tri-Cities market area.  The Bristol location is within the business district and is allowing us to provide retail consumer, commercial banking and financial services within Bristol and the surrounding area.

Our Market Areas

Our primary market area consists of southwestern Virginia, southern West Virginia, northeastern Tennessee, and western North Carolina. Specifically, we operate in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, Wise, and Smyth; in the southern West Virginia county of Mercer and the northeastern Tennessee county of Sullivan (collectively, the “Tri-State Area”). In North Carolina, our loan production office is in the county of Watauga. The close proximity and mobile nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia, Tennessee and North Carolina place these markets within our Bank’s targeted trade area, as well.

Accessibility to Interstates I-77, I-81, I-26, I-64, I40 and I-75, as well as major state and U.S. highways including US 19, US 23, US 58, US 460 and US 421, make the area an ideal location for businesses to serve markets in the Mid-Atlantic, Southeast and Midwest. The area is strategically located midway between Atlanta-Pittsburgh, Charlotte-Cincinnati, and Richmond-Louisville, and is within a day’s drive of more than half of the U.S. population. A regional airport located in Bristol, Tennessee serves the area with commercial flights to and from major cities in the United States. Commercial rail service providers include CSX Transportation and Norfolk Southern Railways.

The Tri-State Area has a diversified economy supported by natural resources, which include coal, natural gas, limestone, and timber; agriculture; healthcare; education; technology; manufacturing and services industries. Predominantly, the market is comprised of locally owned and operated small businesses. Considerable investments in high-technology communications, high-speed broadband network and infrastructure have been made which has opened the area to large technology companies and future business development potential for new and existing businesses. Businesses are taking advantage of the low cost of doing business, training opportunities, available workforce and an exceptional quality of life experience for employers and employees alike.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC. Our SEC filings are filed electronically and are available to the public online at the SEC’s web site at www.sec.gov. We also provide a link to our filings on the SEC website, free of charge, through our internet website https://newpeoples.bank/Bankshares-About-Us under "Investor Relations." Information on the websites of the Company and the Bank is not a part of, and is not incorporated into, this report or any other filings the Company makes with the SEC.

COVID-19 Pandemic

The outbreak of the novel coronavirus (COVID-19) has adversely impacted and continues to impact certain industries in which the Company's customers operate and may have impaired their ability to fulfill their outstanding obligations due to continued financial distress. The spread of COVID-19 has caused unprecedented uncertainty, volatility and disruption in the U.S. and global economy at large. The Company’s business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. With the easing of restrictions during the latter part of 2020 and into 2021, and the availability and distribution of vaccines, the U.S. economy has begun to improve as consumer and business spending has rebounded in recent months. However, the lasting effects are uncertain as government aid programs and stimulus packages taper, and the ultimate long-term impact of the business shutdowns that occurred as a result of COVID-19 remains uncertain in many sectors of the economy, such as the travel, hospitality and entertainment industries. This may cause business sectors that have had better recoveries not to be able to maintain those recoveries in the long term. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will continue to be effective

To help address the impact of the pandemic the Bord of Governors of the Federal Reserve System (Federal Reserve) lowered the federal funds target rate to a range of between zero and 0.25% during the first quarter of 2020. Throughout 2021, the Federal Reserve maintained the targeted federal funds rate at these in response to the pandemic related risks to the economy. The Company’s earnings and related cash flows are largely dependent upon net interest income, representing the difference between interest income received on interest-earnings assets, primarily loans and securities, and the interest paid on interest-bearing liabilities, primarily customer deposits and borrowed funds. As a result of the significant decline in interest rates and prepayments on higher yielding existing loans, the yield on the total loan portfolio has decreased. Additionally, with significant cash inflows realized from a growth in deposits and the forgiveness of Paycheck Protection Program (PPP) loans, the current yields on funds reinvested into the purchase of securities are lower than existing portfolio yields. However, the fees arising from the PPP loan program have mitigated some of this decline during 2020 and 2021. As economic conditions have started to improve, the Federal Reserve has begun to shift its focus to limiting the inflationary and other potentially adverse effects of the expiration of government aid programs and stimulus packages. Since the Company's balance sheet is asset sensitive and rate sensitive assets reprice more quickly than rate sensitive liabilities, margin compression may be somewhat mitigated during 2022 in the event that the Federal Reserve begins to raise rates.

The U.S. government also enacted certain fiscal stimulus measures in several phases to assist in counteracting the economic disruptions caused by the pandemic. On March 6, 2020, the Coronavirus Preparedness and Response Supplemental Appropriations Act was enacted to authorize funding for research and development of vaccines and to allocate money to state and local governments for response and containment measures. On March 18, 2020, the Families First Coronavirus Response Act was put in place to provide for paid sick/medical leave, no-cost coverage for testing, expanded unemployment benefits and additional funding to states for the ongoing economic consequences of the pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. Among other measures, the CARES Act provided $349 billion for the PPP administered by the U.S. Small Business Administration (SBA) to assist qualified small businesses with certain operational expenses, certain credits for individuals and their dependents against their 2020 personal income tax and expanded eligibility for unemployment benefits. This legislation was later amended on April 24, 2020, by the PPP and Healthcare Enhancement Act which provided an additional $310 billion of funding for PPP loans.

Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by the pandemic. Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the COVID-19 national emergency or December 31, 2020. This provision was extended, and expired on January 1, 2022 under the Consolidated Appropriations Act, 2021. The banking regulators issued a similar guidance, which also clarified that a COVID-19 related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. The Company implemented a short-term modification program to provide relief to consumer and commercial customers following the guidelines of these provisions. Most modifications fall into the 90 to 180-day range with deferred principal and interest due and payable on the maturity date of the existing loans. Specific detail describing these modifications made in relation to the CARES Act can be found in the Loans and Troubled Debt Restructurings discussions in Notes 6 and 8 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Following the enactment of these provisions, in December 2020, the Consolidated Appropriations Act, 2021 was enacted to provide additional economic stimulus to individuals and businesses in response to the extended economic distress caused by the pandemic. This included additional stimulus payments to individuals and their dependents, and extension of enhanced unemployment benefits, $284 billion of additional funds for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less. The Bank was a lender for the initial SBA program and closed 665 PPP loans totaling $44.5 million. During the second round of PPP funding, the Bank closed an additional 568 loans, totaling $25.3 million.

As the pandemic entered its second year, the Company continued practices implemented at the outset of the pandemic to support the safety and well-being of the employees, customers and shareholders including the following measures:

·	The pandemic response team continued to meet regularly to address the various aspects of the pandemic and formulate the Bank’s response to pandemic-related issues that impact customers, employees and the communities we serve.

·	The 2021 annual shareholder meeting was held virtually, as will the 2022 meeting.
·	Non-essential travel and large external gatherings continued to be restricted and mandatory quarantine periods and testing remained in place for anyone that had known exposure to COVID-19.
·	Remote-access availability continued to enable, where possible, work at home or alternate locations, in order to segregate employees in operational areas to mitigate possible spread of illness to an entire department.
·	Drive-thru services, along with the use of ITMs, internet banking and mobile banking services were encouraged, during periods where lobby services were temporarily discontinued. Full lobby services were reinstituted in late 2021.

As the COVID-19 virus mutated, waves of new global infections impacted our local communities, with hospitalizations and deaths reaching and exceeding levels experienced during the initial spread of the virus. As with much of the country, a sharp decrease in infections and hospitalizations has been experienced since the beginning of March, 2022. While we cannot rule out another wave of infections from a new variant of the virus, it does appear that there is a sense of normalcy returning to the country that should allow for a return to a more business as usual function of our operations.

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

In 2020 and 2021, commercial loans also include PPP loans that were made to assist small businesses and non-profit organizations during the pandemic to cover payroll costs and other permitted expenses. These loans are fully guaranteed by the SBA.

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

Construction Loans. Construction lending entails significant additional risks compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate the total loan funds required to complete a project and related loan-to-value ratios accurately. To minimize the risks associated with construction lending, loan-to-value limitations for residential, multi-family and non-residential construction loans are in place. These are in addition to the usual credit analyses of borrowers. Management feels that the loan-to-value ratios help to minimize the risk of loss and to compensate for normal fluctuations in the real estate market. Maturities for construction loans generally range from 4 to 12 months for residential property and from 6 to 18 months for non-residential and multi-family properties.

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

Competition in the market area for loans to small businesses and professionals, the Bank’s target market, is intense, and pricing is important. Many of our larger competitors have substantially greater resources and lending limits than we have. They offer certain services, such as extensive and established branch networks and trust services that we do not provide or do not expect to provide in the near future. Moreover, larger institutions operating in the market area have access to borrowed funds at lower costs than are available to us. Prior to the pandemic, deposit competition among institutions in our market area also was strong, resulting in the possibility of our paying above-market rates to attract or retain deposits. As the pandemic wanes, and funds received into our customers’ deposit accounts from PPP loans and stimulus payments are drawn down, we anticipate more intense deposit competition to return.

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the FDIC), as of June 30, 2021, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows:

County or City	% of Market
Scott County, VA	34.19%
Dickenson County, VA	33.93%
Russell County, VA	25.99%
Buchanan County, VA	11.57%
Wise County, VA	10.01%
Tazewell County, VA	9.15%
Mercer County, WV	5.98%
Washington County, VA	5.32%
Smyth County, VA	4.02%
City of Bristol, VA	3.65%
City of Kingsport, TN	2.43%

Employees

As of December 31, 2021, we had 205 total employees, of which 198 were full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

Supervision and Regulation

General. As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (BHCA), and the examination and reporting requirements of the Federal Reserve. We are also subject to the provisions of the Code of Virginia governing bank holding companies. As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions (BFI). As a member of the Federal Reserve System, the Bank is also subject to regulation, supervision and examination by the Federal Reserve. Other federal and state laws, including various consumer protection and compliance laws, also govern the activities of the Bank.

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

Financial Holding Company. As of March 4, 2016, the Company elected to become qualified as a financial holding company (FHC). The Gramm-Leach-Bliley Act (GLBA) created this category of bank holding companies. FHC’s may directly or indirectly through subsidiaries engage in financial activities and activities “incidental” or “complementary” to financial activities. Generally, an FHC need not give prior notice of such activities, but must notify the Federal Reserve within 30 days after an event.

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

We do not currently undertake activities specifically permitted to us as an FHC that are not otherwise permissible for bank holding companies not qualified as FHCs.

Bureau of Financial Institutions (BFI). As a bank holding company registered with the Commonwealth of Virginia State Corporation Commission’s BFI, we must provide the BFI with information concerning our financial condition, operations and management, among other reports required by the BFI. New Peoples is also examined by the BFI in addition to its Federal Reserve examinations. Similar to the BHCA, the Code of Virginia requires that the BFI approve the acquisition of direct or indirect ownership or control of more than 5% of the voting shares of any Virginia bank or bank holding company like us.

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

The Company meets the eligibility criteria to be considered a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February, 2015 and does not report consolidated regulatory capital. With respect to the Bank, the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act (FDIA) are set forth in the following table:

	Total Risk	Tier 1 Risk	CET1 Risk
	Based Capital	Based Capital	Based Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Well Capitalized	≥ 10%	≥ 8%	≥ 6.5%	≥ 5%
Adequately Capitalized	≥ 8%	≥ 6%	≥ 4.5%	≥ 4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly Undercapitalized	< 6%	< 4%	< 3%	< 3%
Critically Undercapitalized	Tangible equity to total assets ≤ 2%

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

On September 17, 2019, the federal banking regulators jointly issued a final rule required by the Economic Growth, Regulatory Reform and Consumer Protection Act (EGRRCPA) that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets, such as New Peoples and the Bank, to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or CBLR). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provided that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) could elect to use the CBLR framework. It also established a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provided a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It established a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintained a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. We have not adopted the CBLR framework.

For further detail on capital and capital ratios, see discussion contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections “Capital Resources” and “Liquidity,” and in Item 8, “Financial Statements and Supplementary Data,” “Consolidated Financial Statements and Notes,” Note 21, “Capital.”

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on banks and financial or bank holding companies and their bank subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, the Federal Reserve requires a bank or financial or bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. These requirements can restrict the ability of bank holding companies to deploy their capital as they otherwise might.

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

Monetary Policy. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The Federal Reserve’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of unsettled conditions in the national and international political environment, economy and money markets, as well as governmental fiscal and monetary policies, their impact on interest rates, deposit levels, loan demand or the business and earnings of the Bank is unpredictable.

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

Gramm-Leach-Bliley Act of 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. For example, the GLBA permits unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become FHCs, which can engage in a broad range of financial services as described above. In order to become an FHC, a bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. On March 4, 2016 the Federal Reserve Bank of Richmond approved New Peoples’ election to become an FHC.

The GLBA also provides that the states continue to have the authority to regulate insurance activities, but prohibits the states, in most instances, from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities.

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

Mortgage Banking Regulation. The Bank is subject to rules and regulations related to mortgage loans that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank is also subject to rules and regulations that require the collection and reporting of significant amounts of information with respect to mortgage loans and borrowers. The Bank’s mortgage origination activities are subject to the Federal Reserve’s Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. To the extent that we make mortgage loans, we are required to comply with these rules, subject to available exceptions.

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

Federal Deposit Insurance Corporation. The Bank’s deposits are insured by the Deposit insurance Fund, as administered by the FDIC, to the maximum amount permitted by law, which is $250,000 per depositor. The FDIC uses a “financial ratios method” based on “CAMELS” composite ratings to determine deposit insurance assessment rates for small established institutions with less than $10 billion in assets, such as the Bank. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (CAMELS). CAMELS composite ratings set a maximum assessment for banks rated CAMELS 1 and 2, and set minimum assessments for lower rated institutions. In 2021 and 2020, the Company recorded expense of $266 thousand and $393 thousand, respectively, for FDIC insurance premiums.

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide-ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impacted the Company was the creation of an independent Consumer Financial Protection Bureau (CFPB), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It also oversees the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions, such as the Company and the Bank, the CFPB coordinates its examination activities through their primary regulators.

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

The Dodd-Frank Act has had, and may in the future have, a material impact on New Peoples’ operations, particularly through increased compliance costs resulting from new and possible future consumer and fair lending regulations. Any future changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of New Peoples and the Bank. These changes may also require New Peoples to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

The Economic Growth, Regulatory Reform and Consumer Protection Act of 2018. The EGRRCPA, which became effective in May 2018, amended provisions of the Dodd-Frank Act and other statutes administered by banking regulators. Among these amendments are provisions exempting insured depository institutions (and their parent companies) with less than $10 billion in consolidated assets and meeting certain other asset and liabilities trading tests from the Volker Rule, which prohibits banks from conducting certain investment activities with their own accounts. The EGRRCPA required the regulators to promulgate rules establishing the new CBLR, as described above. The Act increased the asset threshold from $1 billion to $3 billion for financial institutions to qualify for a less burdensome 18-month on-site examination schedule. The EGRRCPA made numerous other changes in regulatory requirements based on the size and complexity of financial institutions, particularly benefiting smaller institutions like the Company.

Cyber Security. Federal regulators expect that financial institutions design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Additionally, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to maintain appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or any of its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

Federal bank regulators recently issued a joint rule establishing computer-security incident notification requirements for banking organizations and their bank service providers, which takes effect on April 1, 2022, with full compliance extended to May 1, 2022. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. In addition, the final rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule defines computer-security incident as an occurrence that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits.

Limitations on Incentive Compensation. The federal bank regulatory agencies have issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2021, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.

Other Laws. Banks and other depository institutions also are subject to other numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Fair and Accurate Credit Transactions Act of 2003 and the Fair Housing Act, require compliance by depository institutions with various disclosure and consumer information handling requirements. These and other similar laws result in significant costs and create potential liability for financial institutions, including the imposition of regulatory penalties for inadequate compliance.

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

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2021, the Company's net investment in premises and equipment was $20.7 million. Our main office and operations center are in Honaker, Virginia, which includes a full-service branch, and a separate administration and operations center.

The Bank owns 14 of its 18 full-service branch offices, including its headquarters office, plus its one limited-service branch. In addition to the headquarters in Honaker, Virginia we own or lease branch offices located in Virginia, West Virginia, Tennessee, and a loan production office in North Carolina. Additionally, the Bank owns two operations buildings, one housing its network operations and another that serves as our call center and ITM network operations center. The facility housing ITM network operations was closed on December 31, 2021, and those operations were transferred to our Abingdon, Virginia branch. We also own a warehouse facility in Honaker, Virginia. Our loan production office operates from a building in Boone, North Carolina under a short-term lease executed in November 2020.

A former branch office located in Jonesborough, Tennessee is being used as a hub for meeting with prospective loan customers.

During 2021, two branch locations were closed, Weber City, Virginia and Pound, Virginia, with customer accounts transferred to nearby offices. The renovation of the Bristol – W. State Street office was completed in 2021 and the office opened during the fourth quarter of 2021. Four former branch offices, Weber City, Virginia, Bristol, Virginia, Dungannon, Virginia, and Kingsport, Tennessee were sold in 2021. Three other former branch offices located in Pound, Virginia, Jonesville, Virginia and Bluewell, West Virginia, were transferred to other real estate owned in September 2021.

We continue to assess our branch network as we look to improve the efficiency of our branch operations while seeking to increase market share.

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

The most recent sales price of which management is aware was $2.35 per share on March 23, 2022.

(b)       Holders

On March 23, 2022, there were approximately 4,321 shareholders of record.

(c)       Dividends

Any declaration of dividends in the future will depend on our earnings, capital requirements, growth strategies, and compliance with regulatory mandates principally at the Bank level since the Company’s primary source of income is dividends which it would receive from the Bank. While no dividend was paid in 2021, on February 28, 2022, the Company declared its first ever cash dividend of $0.05 per share, payable on March 31, 2022 to shareholders of record as of March 15, 2022.

We are subject to certain dividend restrictions and capital requirements imposed by the Federal Reserve Bank as well as Virginia statutes and regulations. See Note 16 Dividend Limitation on Subsidiary Bank and Note 21 Capital to the consolidated financial statements contained in Item 8 of this Form 10-K.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding expectations, intentions, projections and beliefs concerning our profitability, liquidity, and allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

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
  geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;
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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2021 and 2020, as well as results of operations for the years ended December 31, 2021 and 2020. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

New Peoples generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the volume of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank's interest expense is a function of the average amount of interest-bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccruing loans and the amount of provision expense added to the allowance for loan losses. The Bank also generates noninterest income from service charges on deposit accounts, debit and credit card interchange income, and commissions on insurance and investment products sold.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting estimates relate to our provision for loan losses and the calculation of our deferred tax asset and any related valuation allowance.

The provision for loan losses reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the section on “Allowance for Loan Losses” in this discussion.

Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. A valuation allowance on net deferred tax assets would be provided if it was deemed more likely than not such assets would not be realized. At December 31, 2021 and 2020, the Company had no valuation allowance on its net deferred tax assets.

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

Cyber Security

The Company, primarily through the Bank, depends on its ability to continuously process, record and monitor a large number of customer transactions, and customer, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, the Company’s and its subsidiaries’ operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Although the Company has business continuity plans and other safeguards in place, disruptions or failures in the physical infrastructure or operating systems that support its businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices on which customers’ personal information is stored and that customers use to access the Company’s and its subsidiaries’ products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect the Company’s results of operations or financial condition.

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

As discussed in the Supervision and Regulation section, the federal banking agencies have issued a joint rule that requires banking organizations to notify their primary regulator as soon as possible and no later than 36 hours after any cyber-security incident has occurred. The new rule takes effect on April 1, 2022, with full compliance extended to May 1, 2022.

To date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cyber-attacks, but our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future.

Recent Events

Since March 2020, the COVID-19 pandemic has adversely affected our communities and the way we do business, as well as, economic activity globally, nationally and locally. Among other things, interest rates declined, unemployment increased and economic output slowed dramatically during 2020.

Within the last year, as restrictions related to the pandemic eased, employment increased and pent-up demand was released, creating global supply chain issues and shortages of goods, which in turn has triggered price inflation we have not seen in over 30 years. In an effort to address inflation, the Federal Open Market Committee (the “FOMC”) has slowed monetary accommodation and on March 16, 2022 increased the federal funds rate 25 bps, in the first of what is expected to be a series of rate increases during 2022.

Adding to economic uncertainty and increased inflationary pressures are military actions taken by Russia against Ukraine commencing in February 2022, which have added stress to existing supply chain concerns and placed upward pressure on oil and natural gas prices.

At this time, we cannot reasonably estimate the term or intensity of any possible adverse impact on our financial position, operations or liquidity, resulting from economic disruption and uncertainty related to COVID-19 variants, trade and supply chain disruption, continuing inflationary pressures, ongoing military actions against Ukraine, and the uncertainty of the timing and extent of potential actions that might be taken by the FOMC.

Overview

The Company made significant progress during 2021 resulting in a record consolidated net income for the year ended December 31, 2021, of $7.0 million, or basic income per share of $0.29, as compared to a net income of $2.9 million, or basic income per share of $0.12, for the year ended December 31, 2020, an improvement of $4.1 million, or 142.6%. Retained earnings stood at $2.0 million at December 31, 2021, the first time it has been positive since 2010.

The improvement is due to an increase of $2.1 million in net interest income, a decrease of $1.9 million in provision for loan loss expense, and an increase of $1.8 million in noninterest income, offset by an $870 thousand increase in noninterest expense. The increase of $2.1 million in net interest income was due primarily to a decrease of $2.0 million in interest expense on deposits, plus an increase of $329 thousand in interest income on investments, partially offset by a $315,000 decrease in interest income on loans, including fees. The reduction in both interest income and interest expense was driven mainly by lower market rates, which remained low throughout 2020 and 2021. The decrease of $1.9 million in provision for loan loss expense is due to improving asset quality, as exhibited by reductions in past due loans, classified loans and nonaccrual loans, along with improving employment and non-inflation related economic conditions. The $1.8 million increase in noninterest income was driven by an additional $507 thousand in service charges and fees, a $557 thousand increase in card processing and interchange income, a $313 thousand increase in financial services fees, plus nonrecurring gains on sales of investment securities of $322 thousand. Noninterest expense grew by $870 thousand primarily due to valuation adjustments of $1.1 million on three former branch office locations, which were transferred into other real estate owned, offset by a $566 thousand reduction in salaries and benefit expense.

During the year ended December 31, 2021, total assets grew $38.3 million, or 5.1%, to $794.6 million. Loan balances increased $18.2 million, or 3.2%. Excluding the net impact of $25.3 million in PPP loan originations and $53.6 million of PPP loan repayments, the remaining loan portfolio grew $46.6 million, due largely to our new Boone loan production office, which opened during the fourth quarter of 2020. Deposits grew $39.5 million, or 5.9%, due to the impact of stimulus payments and PPP loan funds during the first half of the year, combined with residual liquidity that remains in the financial markets. This deposit growth, combined with a decrease of $30.3 million in interest bearing deposits in other banks, funded a net increase in the investment portfolio of $59.0 million.

The Company’s key performance indicators are as follows:

	Year ended December 31,
	2021	2020

Return on average assets	0.88%	0.39%
Return on average equity	11.52%	5.18%
Average equity to average assets ratio	7.62%	7.51%

Highlights from the year 2021 include:

·	Net income improved 142.6% to a historical Company record of $7.0 million, or $0.29 per share, in 2021 compared to $2.9 million, or $0.12 per share, in 2020;
·	Total assets increased $38.3 million, or 5.1%, to $794.6 million at December 31, 2021 compared to $756.3 million at December 31, 2020;
·	Book value per share was $2.66 as of December 31, 2021 and $2.43 as of December 31, 2020;
·	Net interest income was $27.2 million, an increase of $2.1 million compared to 2020, as described above;
·	Our net interest margin was 3.64%, a reduction of 1 basis points compared to 3.65% for the year ended December 31, 2020;
·	Total loans increased $18.2 million, or 3.2%, to $593.7 million during the year ended December 31, 2021;
·	Securities available for sale increased $59.0 million, or 121.8%, to $107.4 million during the year ended December 31, 2021;
·	Total deposits increased $39.5 million, or 5.9%, to $707.5 million during the year ended December 31, 2021, primarily due to PPP loan funds and federal stimulus payments;
·	Noninterest income was $10.0 million, an increase of $1.8 million compared to 2020;
·	Salaries and employee benefits expense was $12.7 million, a reduction of $566 thousand compared to 2020, which was due mainly to the restructuring announced in May of 2020 and the overall reduction in staff;
·	During the fourth quarter of 2021, we began implementing a plan to increase our minimum wage to $15.00 per hour.;
·	Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $4.3 million at December 31, 2021, a decrease of $4.6 million, or 51.6% during the year ended December 31, 2021;
·	Nonperforming assets as a percentage of total assets was 0.54% at December 31, 2021, compared to 1.17% at December 31,2020;
·	Annualized net charge offs as a percentage of average loans were 0.14% during 2021, compared to 0.08% during 2020; and
·	The allowance for loan losses as a percentage to total loans was 1.13% at December 31, 2021, as compared to 1.25% at December 31, 2020.

For detail on the above highlighted items, refer to their related following sections.

Net Interest Income and Net Interest Margin

The Company’s primary source of income is net interest income, which increased $2.1 million, or 8.2% in 2021 compared to 2020, due primarily to a decrease of $2.0 million in interest expense on deposits, plus an increase of $329,000 in interest income on investments, partially offset by a $315,000 decrease in interest income on loans, including fees. The reduction in interest expense on deposits is due to reduced rates on time deposits and a reduction of $34.7 million in average time deposit balances. The increase in interest income on investments is due to an increase in average balances of $33.6 million, as we redeployed excess funds into investment securities, which generally provide higher yields than federal funds or interest-earning correspondent accounts. The decrease in interest income on loans, including fees, was driven by a decrease of $1.4 million in interest on loans, offset by an increase in fees of $1.1 million, resulting from PPP loan forgiveness.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)
	For the Year Ended			For the Year Ended
	December 31, 2021			December 31, 2020
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$586,963	$28,323	4.83%	$578,979	$28,638	4.95%
Federal funds sold	212	-	0.10%	244	1	0.36%
Interest bearing deposits in other banks	78,583	95	0.12%	61,083	208	0.34%
Taxable investment securities	81,635	1,494	1.83%	48,072	1,189	2.47%
Total earning assets	747,393	29,912	4.00%	688,378	30,036	4.37%
Less: Allowance for loans losses	(7,034)			(6,512)
Non-earning assets	58,398			61,411
Total Assets	$798,757			$743,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$59,154	$59	0.10%	$45,302	$70	0.15%
Savings and money market deposits	181,736	148	0.08%	148,320	360	0.24%
Time deposits	214,937	2,041	0.95%	252,074	3,854	1.53%
Short-term borrowings	2,474	33	1.33%	5,000	68	1.36%
Trust preferred securities	16,496	420	2.55%	16,496	541	3.28%
Total interest-bearing liabilities	474,797	2,701	0.57%	467,192	4,893	1.05%
Non-interest-bearing deposits	254,911	-	-%	210,831	-	- %
Total deposit liabilities and cost of funds	729,708	2,701	0.37%	678,023	4,893	0.72%
Other liabilities	8,178			9,431
Total Liabilities	737,886			687,454
Stockholders’ Equity	60,871			55,823
Total Liabilities and Stockholders’ Equity	$798,757			$743,277
Net Interest Income		$27,211			$25,143
Net Interest Margin			3.64%			3.65%
Net Interest Spread			3.43%			3.32%

(1) Nonaccrual loans have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following tables set forth the amounts of the total changes in interest income and interest expense which can be attributed to rates, volume and a combination of rates and volume, for the periods indicated.

Volume and Rate Analysis

Increase (decrease)

	Year 2021 Compared to 2020
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$395	$(700)	$(10)	$(315)
Federal funds sold	—	(1)	—	(1)
Interest bearing deposits in other banks	59	(134)	(38)	(113)
Taxable investment securities	830	(309)	(216)	305
Total Earning Assets	1,284	(1,144)	(264)	(124)

Interest Expense:
Interest-bearing demand deposits	21	(25)	(7)	(11)
Savings and money market deposits	81	(239)	(54)	(212)
Time deposits	(568)	(1,460)	215	(1,813)
Short-term borrowings	(34)	(1)	—	(35)
Trust preferred securities	—	(121)	—	(121)
Total Interest-bearing Liabilities	(500)	(1,846)	154	(2192)
Change in Net Interest Income	$1,784	$702	$(418)	$2,068

	Year 2020 Compared to 2019
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$1,196	$(1,113)	$(47)	$37
Federal funds sold	—	(4)	—	(4)
Interest bearing deposits in other banks	456	(672)	(381)	(597)
Taxable investment securities	(280)	(91)	17	(355)
Total Earning Assets	1,372	(1,880)	(411)	(919)

Interest Expense:
Interest-bearing demand deposits	18	(10)	(3)	5
Savings and money market deposits	(39)	(605)	24	(620)
Time deposits	(131)	(78)	3	(206)
Short-term borrowings	(12)	3	(1)	(10)
Trust preferred securities	—	(255)	—	(255)
Total Interest-bearing Liabilities	(164)	(945)	23	(1,086)
Change in Net Interest Income	$1,536	$(935)	$(434)	$167

The reduction in interest income and interest expense during both 2021 and 2020 was driven mainly by lower market rates, which have fallen throughout both years. Overall, our net interest margin decreased 1 basis point to 3.64%in 2021 compared to 3.65% in 2020. While the yield on average assets decreased 37 basis points, to 4.00% from 4.37%, the cost of funds decreased 35 basis points, to 0.37% from 0.72%.

The reduction in market rates was a direct result of actions taken by the FMOC, which, in response to the economic impact of the pandemic, reduced the target federal funds rate twice in March 2020, by 150 bps. As a result, the target federal funds rate stood at 0.00% - 0.25% and the prime interest rate stands at 3.25%. In March 2022, the FMOC increased the target federal funds rate 25 bps, resulting in the prime interest rate increasing to 3.50%. It is the general consensus that this increase is the first of a series of increases that the FOMC will effect in 2022.

The decrease in interest income is primarily attributed to reduced yield on loans, not including fees, which was mainly driven by lower market rates, as noted above, plus materially lower rates earned on PPP loans. The yield on PPP loans is 1.00%, excluding the impact of deferred fee income. Although loan fees earned and recognized on PPP loans has been material during 2021 and 2020, it does not completely make up for the reduced yield. The increase in loan fee income is a result of recognition of net deferred fees on PPP loans totaling $2.0 million in 2021, and $994 thousand in 2020. Total loan fees recognized as part of the yield calculation on loans was $2.4 million during 2021 and $1.3 million during 2020. Overall, loan interest income, including fees, was lower in 2021 than 2020 by $315 thousand.

The PPP ended in June 2021, and remaining PPP loan balances totaled only $6.4 million at December 31, 2021. Therefore, the remaining PPP loans and net unearned fees are not expected to have a material impact on future earnings.

Interest income was positively impacted by an additional $305 thousand of interest earned on investment securities, all of which are taxable, due to additional average balances of $33.6 million, as we redeployed excess funds into investment securities, which generally provide higher yields than federal funds sold or interest-bearing deposits in other banks. This improvement in interest income on investments offset the negative effect of reduced interest income from loans. The yield on investment securities decreased to 1.83% in 2021 from 2.47% in 2020, due to lower market rates, as noted above.

Interest expense decreased $2.2 million, which more than offset the decrease of $124 thousand in interest income, driving a $2.1 million improvement in net interest income. The primary driver of the improvement in interest expense, and overall cost of funds, was the reduced cost of time deposits, which decreased to 0.95% in 2021 compared to 1.53% in 2020, along with increased average balances in all other types of deposit accounts, which generally have lower rates.

This change in the mix of our deposits has supported the reduction in our average cost of funds to 0.37% during 2021, compared to 0.72% during 2020. Average balances of time deposits decreased $37.1 million while average balances of interest-bearing demand deposits grew $13.9 million, average balances of savings and money market deposits grew $34.4 million, and average balances of noninterest-bearing deposits grew $44.1 million. Increases in average balances of both interest-bearing and noninterest-bearing deposits is primarily due to stimulus payments and PPP funds, which are generally deposited into customer deposit accounts.

Due to the increased deposit balances, additional borrowings from the FHLB have not been necessary. The Company paid off the last remaining FHLB advance of $5.0 million in June 2021, when it matured.

Our future interest rate structure has been impacted by the commencement of the end of the use of LIBOR, which will completely phase-out in 2023. We use LIBOR in pricing some of our interest earning assets and liabilities, including our trust preferred securities. Certain loan and investment products ceased using LIBOR in 2021, for new contracts and commitments. Most of these contracts have been, or will be, replaced with the secured overnight funding rate (SOFR).

Loans

Our primary source of income is interest earned on loans. Total loan balances increased $18.2 million during 2021, or 3.2%, to $593.7 million at December 31, 2021 as compared to $575.6 million at December 31, 2020. The primary drivers of this increase in total loans were $26.8 million of growth in commercial loans secured by real estate, and $16.5 million of growth in multifamily loans secured by real estate. Commercial loan balances decreased $31.7 million, due mainly to a decrease in PPP loan balances of $28.4 million. PPP loans totaled $6.4 million at December 31, 2021. For more detail on loan balances, refer to Note 6 of the Consolidated Financial Statements and Notes in Item 8 of this Form 10-K.

Nonaccrual loan balances decreased $2.6 million during 2021 to $2.9 million at December 31, 2021. Nonaccrual loans negatively affect interest income as these loans are nonearning assets. When doubt about the collectability of a loan exists, it is the Bank’s policy to stop accruing interest on that loan under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when conditions indicate that payment of principal and interest can no longer be expected, or (c) when any such loan becomes delinquent for 90 days and is not both well secured and in the process of collection. All interest accrued but not collected on loans that are placed on nonaccrual is charged off and reversed against interest income in the current period. In the case of a nonaccrual loan that is well secured and in the process of collection, the interest accrued but not collected is not reversed. Interest received on these loans is accounted for on the cash basis or cost-recovery method until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six consecutive timely payments are made, and prospects for future contractual payments are reasonably assured. For more detail on nonaccrual loans, refer to Note 6 of the Consolidated Financial Statements and Notes in Item 8 of this Form 10-K.

Impaired loan balances also decreased during 2021, to $2.8 million at December 31, 2021, from $5.1 million at December 31, 2020. Interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on nonaccrual status. If the impaired loan is not on nonaccrual status, the interest income on the loan is computed using the effective interest method. For more detail on impaired loan balances, refer to Note 6 of the Consolidated Financial Statements and Notes in Item 8 of this Form 10-K.

The following table presents the dollar composition and percentage of our loan portfolio as of December 31:

Loan Composition
	2021		2020
(Dollars in thousands)	$	%	$	%
Real estate secured:
Commercial	$206,162	34.7%	$179,381	31.2%
Construction and land development	32,325	5.4%	25,031	4.3%
Residential 1-4 family	224,530	37.8%	222,980	38.7%
Multifamily	33,048	5.6%	16,569	2.9%
Farmland	18,735	3.2%	18,368	3.2%
Total real estate loans	514,800	86.7%	462,329	80.3%
Commercial	54,325	9.1%	86,010	14.9%
Agriculture	4,021	0.7%	4,450	0.8%
Consumer installment loans	18,756	3.2%	20,632	3.6%
All other loans	1,842	0.3%	2,145	0.4%
Total loans	593,744	100.0%	575,566	100.0%
Less: Allowance for loan losses	6,735		7,191
Total	$587,009		$568,375

Our loan maturities, and distribution between fixed and variable rate loans as of December 31, 2021 are shown in the following table:

Maturities of Loans
(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total
Real estate secured:
Commercial	$19,831	$54,437	$77,974	$53,920	$206,162
Construction and land development	6,041	6,177	11,942	8,165	32,325
Residential 1-4 family	6,989	20,928	84,520	112,093	224,530
Multifamily	989	4,523	10,749	16,787	33,048
Farmland	4,079	2,491	7,631	4,534	18,735
Total real estate loans	37,929	88,556	192,816	195,499	514,800
Commercial	10,453	34,483	6,624	2,765	54,325
Agriculture	1,373	2,292	56	300	4,021
Consumer installment loans	2,219	13,788	2,713	36	18,756
All other loans	1,444	398	—	—	1,842
Total	$53,418	$139,517	$202,209	$198,600	$593,744

The following table presents the dollar amount of fixed rate and variable rate loans with maturities greater than one year as of December 31, 2021:

(Dollars in thousands)	Fixed Rate	Variable Rate
Real estate secured:
Commercial	$94,563	$91,768
Construction and land development	14,967	11,317
Residential 1-4 family	91,450	126,091
Multifamily	12,127	19,932
Farmland	3,276	11,380
Total real estate loans	216,383	260,488
Commercial	36,088	7,784
Agriculture	2,340	308
Consumer installment loans	13,832	2,705
All other loans	398	—
Total	$269,041	$271,285

Contractual maturities of loans do not reflect the actual term of our loan portfolio. The average life of mortgage loans is substantially less than the contractual life due to prepayments and enforcement of due on sale clauses. Scheduled principal amortization also reduces the average life of the loan portfolio. The average life of mortgage loans tends to increase when current market mortgage rates are substantially above rates on existing loans while the average life decreases when rates on existing loans are substantially above current market rates.

Some variable rate loans may not reprice, or fully reprice, at their next reset date due to instances where the reset rate may not be above the rate floor, or may be more than the allowable rate increase under the terms of the loan. In these instances, it may take several reset periods before these loans are fully adjusted.

Allowance for Loan Losses

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

During 2020, in response to the impact of the pandemic, changes to the allowance model included reviewing our internal scoring related to loan modifications and extensions, and external factors, specifically unemployment and other economic factors. During the fourth quarter of 2021, in response to rising price inflation, this factor has been added to the economic factors considered in the model. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary.

The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Loans are charged against the allowance for loan losses when management believes that collectability of all or part of the principal is unlikely. Subsequent to charging off a loan, management makes best efforts to recover any charged-off balances.

The allowance for loan losses decreased to $6.7 million at December 31, 2021 as compared to $7.2 million at December 31, 2020. The allowance for loan losses at the end of 2021 was approximately 1.13% of total loans as compared to 1.25% at the end of 2020. Provisions for loan losses of $372 thousand and $2.3 million were recorded during 2021 and 2020, respectively. Loans charged off, net of recoveries, totaled $828 thousand, or 0.28% of average loans, for the year ended December 31, 2021, compared to $477 thousand, or 0.08% of average loans, in 2020. The low percentage in 2020 is primarily related to the moratorium on foreclosures that existed for most of 2020. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized.

Nonaccrual loans present higher risks of default, and we have experienced a decrease in these loans during 2021. At December 31, 2021, there were 65 nonaccrual loans totaling $2.9 million, or 0.50% of total loans. At December 31, 2020, there were 75 nonaccrual loans totaling $5.5 million, or 0.96% of total loans. The amount of interest income that would have been recognized on these loans had they been accruing interest was $223 thousand and $494 thousand in the years 2021 and 2020, respectively. There were no loans past due 90 days or greater and still accruing interest at either December 31, 2021 or 2020. There are no commitments to lend additional funds to non-performing borrowers.

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

For non-1-4 family residential loans that are 90 days or more past due or in bankruptcy, the collateral value less estimated liquidation costs is compared to the loan balance to calculate any potential deficiency. If the collateral is sufficient, then no charge-off is necessary. If a deficiency exists, then upon the loan becoming contractually 120 days past due, the deficiency is charged-off against the allowance for loan loss. In the case of 1-4 family residential or home equity loans, upon the loan becoming 120 days past due, a current value is obtained and after application of an estimated liquidation discount, a comparison is made to the loan balance to calculate any deficiency. Subsequently, any noted deficiency is then charged-off against the allowance for loan loss when the loan becomes contractually 180 days past due. If the customer has filed bankruptcy, then within 60 days of the bankruptcy notice, any calculated deficiency is charged-off against the allowance for loan loss. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

All loans classified as substandard, doubtful or loss are individually reviewed for impairment in accordance with Accounting Standards Codification (ASC) 310-10-35. In evaluating impairment, a current appraisal is generally used to determine if the collateral is sufficient. Appraisals are typically less than a year old and must be independently reviewed to be relied upon. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable.  If this review determines that the appraisal is not reasonable, then a new appraisal is ordered. Loans considered impaired decreased to $2.8 million with $880 thousand requiring a valuation allowance of $166 thousand at December 31, 2021, as compared to $5.1 million with $2.5 million requiring a valuation allowance of $1.1 million at December 31, 2020. Management is aggressively working to reduce the impaired credits at minimal loss.

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

Selected Credit Ratios
	December 31,
(Dollars in thousands)	2021		2020
Allowance for loan losses	$6,735		$7,191
Total loans	593,744		575,566
Allowance for loan losses to total loans	1.13%		1.25%
Nonaccrual loans	$2,941		$5,548
Nonaccrual loans to total loans	0.50%		0.96%

Ratio of allowance for loan losses to nonaccrual loans	2.29	X	1.30	X

Charge-offs net of recoveries	$828		$477
Average loans	$586,963		$578,979
Net charge-offs to average loans	0.14%		0.08%

The above table includes $1.1 million and $2.5 million in nonaccrual loans as of December 31, 2021 and 2020, respectively, which have been classified as troubled debt restructurings. No troubled debt restructurings were past due 90 days or more and still accruing interest at December 31, 2021 and 2020. There were $2.5 million in loans classified as troubled debt restructurings as of December 31, 2021, as compared to $4.0 million in loans classified as troubled debt restructurings as of December 31, 2020. For more detail on nonaccrual, impaired, past due and restructured loans, refer to Note 6 and Note 8 to the Consolidated Financial Statements and Notes in Item 8 of this Form 10-K.

The following table shows the average balance, net charge-offs or recoveries and percentage of net charge-offs or recoveries by each major category of loans for the years ended December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Average Balance	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) as % of Average Loan Type	Average Balance	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) as % of Average Loan Type
Real estate secured:
Commercial	$194,517	$913	0.47%	$175,281	$8	0.00%
Construction and land development	28,820	(6)	-0.02%	27,536	—	0.00%
Residential 1-4 family	220,524	(37)	-0.02%	235,289	127	0.05%
Multifamily	23,840	—	0.00%	14,851	—	0.00%
Farmland	19,144	(29)	-0.15%	19,749	9	0.05%
Total real estate loans	486,845	841	0.17%	472,706	144	0.03%
Commercial	74,711	(45)	-0.06%	77,874	289	0.37%
Agriculture	4,095	(1)	-0.02%	4,781	14	0.29%
Consumer and all other loans	19,441	33	0.17%	21,819	30	0.14%
Unallocated	1,871	—	0.00%	1,799	—	0.00%
Total loans	$586,963	$828	0.14%	$578,979	$477	0.08%

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Real estate secured:
Commercial	2,134	31.7%	34.7%	2,281	31.8%	31.3%
Construction and land development	189	2.8%	5.4%	233	3.2%	4.4%
Residential 1-4 family	2,237	33.2%	37.8%	1,951	27.1%	38.9%
Multifamily	254	3.8%	5.6%	151	2.1%	2.9%
Farmland	149	2.2%	3.2%	97	1.3%	3.2%
Total real estate loans	4,963	73.7%	86.7%	4,713	65.5%	80.6%
Commercial	$1,099	16.3%	9.1%	$2,275	31.6%	15.0%
Agriculture	28	0.4%	0.7%	40	0.6%	0.8%
Consumer and all other loans	108	1.6%	3.5%	163	2.3%	3.6%
Unallocated	537	8.0%	—	—	—	—
Total	$6,735	100.0%	100.0%	$7,191	100%	100.0%

We have allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the categories of loans. The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 31.7% of the allowance to commercial real estate loans, which constituted 34.7% of our loan portfolio at December 31, 2021. This allocation is similar to the 31.8% in 2020 due primarily to reduction in problem credits in this category over the past several years. We have allocated 16.3% of the allowance to commercial loans, which constituted 9.1% of our loan portfolio at December 31, 2021. This allocation percentage increased compared to December 31, 2020 due to the significant reduction in PPP loans, which are included in commercial loans, which have guarantees provided by the SBA, which resulted in their being excluded from the allowance assessment of commercial loans.

Both residential and commercial real estate loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We have allocated 2.8% of the allowance to real estate construction loans, which constituted 5.4% of our loan portfolio at December 31, 2021. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Additionally, these credits are generally shorter-term projects, of eighteen months or less. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities.

We have allocated 33.2% of the allowance to residential real estate loans, which constituted 37.8% of our loan portfolio at December 31, 2021. Our allocation increased as a percentage of the allowance for loan losses due to the $1.6 million increase in residential real estate loans during 2021.

We have allocated 1.6% of the allowance to consumer and all other loans, which constituted 3.5% of our loan portfolio at December 31, 2021. Our allocation decreased as a percentage of the allowance for loan losses due to these credits principally being loans to municipal and other government entities, compared to the 2.3% allocation we had in 2020. At December 31, 2021, we had an unallocated portion of the allowance for loan losses totaling $537 thousand. While our legacy loan loss model calculation did not fully allocate the entire allowance, we believe that the lingering impact of the pandemic, combined with the recent impact of inflation warrant the maintenance of the allowance for loan losses.

We have commenced the process of implementing the Current Expected Credit Loss (CECL) model to replace our legacy loan loss model. We expect to be testing and running concurrent quarterly calculations of both our legacy and CECL models by the second quarter of 2022.

Other Real Estate Owned

Other real estate owned decreased $2.0 million, or 59.2%, to $1.4 million at December 31, 2021 from $3.3 million at December 31, 2020. All properties are available for sale, primarily, by commercial and residential realtors under the direction of our Special Assets division. Our aim is to reduce the level of OREO in order to reduce the level of nonperforming assets at the Bank, while keeping in mind the impact to earnings and capital. In 2021 and 2020, pricing adjustments were made to make certain properties more marketable, which, in some cases, reduced the price below the fair value of the property (which is based on an appraisal less estimated disposition costs). During 2021, we recorded OREO write-downs of $466 thousand as compared to $132 thousand during 2020.

During 2021, we added $566 thousand in OREO properties as a result of settlement of foreclosed loans, offset by sales of $2.6 million with net gains of $76 thousand. During 2020, we added $1.1 million in OREO properties as a result of settlement of foreclosed loans, which was offset by sales of $687 thousand with net gains totaling $60 thousand. As noted previously, a moratorium on foreclosures was initiated in Virginia during the first quarter of 2020 and remained in effect into the third quarter of 2020. Additionally, during 2021, three closed branch office facilities were transferred from bank premises to OREO at a value of $950 thousand. As previously discussed, we continue to take an aggressive approach toward liquidating properties to reduce our level of OREO properties by making pricing adjustments and holding auctions on some of our older properties. We expect to continue these efforts in 2022, which could result in additional losses, while reducing future carrying costs.

Although the properties remain for sale and are actively marketed, we did have lease agreements on certain other real estate owned properties which generated rental income at market rates. Rental income on OREO properties was $24 thousand and $54 thousand in 2021 and 2020, respectively.

Investment Securities

Total investment securities increased $59.0 million, or 121.8%, to $107.4 million at December 31, 2021, Prior to their sale in 2021, from $48.4 million at December 31, 2020. All securities are classified as available-for-sale for liquidity purposes. Sales of securities during 2021 totaled $7.7 million, with $322 thousand in gains realized, while sales of securities in 2020 totaled $1.1 million, with $4 thousand in gains realized. During 2021, maturities, calls and paydowns totaled $16.3 million, and purchases of securities totaled $85.1 million. Investment securities with a carrying value of $12.1 million and $6.8 million at December 31, 2021 and 2020, respectively, were pledged to secure public deposits and for other purposes required by law.

Our strategy is to invest excess funds in investment securities, which typically yield more interest income than other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond, but which still provide liquidity.

The fair value of our investment portfolio is substantially affected by changes in interest rates, which could result in realized losses if we need to sell the securities and recognize the loss in a rising interest rate environment due to Federal Reserve actions, U.S. fiscal policies or other factors affecting market interest rates. At December 31, 2021, we had a net unrealized loss in our investment portfolio totaling $1.0 million as compared to a $938 thousand gain at December 31, 2020. As interest rates increase the level of unrealized losses could change substantially. However, these changes would have no impact on earnings or regulatory capital, unless the underlying securities were sold at a loss. We have reviewed our investment portfolio and no investment security is deemed to have other than temporary impairment. We monitor our portfolio regularly and use it to maintain liquidity, manage interest rate risk and enhance earnings.

The fair value and weighted average yield of investment securities at December 31, 2021 are shown in the following schedule by contractual maturity and do not reflect principal paydowns for amortizing securities. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are calculated by dividing the contractual interest for each time period by the average amortized contractual cost.

	Less than One Year		One to Five Years		Five to ten years		After ten years		Total
(Dollars in thousands)	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
U.S Treasuries	$—	-%	$6,003	0.79%	$1,668	1.04%	$—	-%	$7,671	0.84%
U.S. Government Agencies	502	1.82%	441	2.26%	1,902	2.57%	6,244	1.67%	9,089	1.79%
Taxable municipals	558	3.23%	—	-%	1,900	1.74%	20,522	2.33%	22,980	2.30%
Corporate bonds	—	-%	1,037	4.80%	982	2.00%	—	-%	2,019	3.41%
Mortgage backed securities	—	-%	323	1.29%	6,295	1.22%	58,981	1.36%	65,599	1.34%
	$1,060	2.56%	$7,804	1.41%	$12,747	1.54%	$85,747	1.61%	$107,358	1.59%

Bank Owned Life Insurance

At both December 31, 2021 and 2020, we had an aggregate total cash surrender value of $4.7 million on life insurance policies covering former key officers.

Total income for the policies during 2021 and 2020 was $32 thousand and $77 thousand, respectively.

Deposits

Total deposits were $707.5 million at December 31, 2021, an increase of $39.5 million, or 5.9%, from $668.0 million at December 31, 2020. Most of the increase was driven by savings and money market deposits, which grew $34.6 million, or 21.9%, to $192.0 million during 2021. Noninterest-bearing demand deposits grew by $27.5 million, or 12.3%, to $251.3 million. Interest-bearing demand deposits also grew, by $15.6 million, or 31.3%, to $65.2 million. Generally, PPP loan disbursements and federal stimulus payments received by customers are deposited into noninterest-bearing or interest-bearing demand deposit accounts, which primarily explains the increases in those types of accounts. Due to the large influx of non-interest-bearing balances, we allowed attrition of time deposit balances, which decreased by $38.1 million and allowed us to reduce our average cost of funds.

Information detailing average deposit balances and average rates paid on deposits is presented in the Net Interest Margin Analysis table contained in the Net Interest Income and Net Interest Margin section.

Core deposits are considered to include demand deposits and other types of transaction accounts, such as commercial relationships and savings products, all of which saw growth in 2021. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Time deposits of $250,000 or more equaled approximately 4.0% of deposits at the end of 2021 and 5.2% of deposits at the end of 2020.

At December 31, 2021 and 2020, uninsured deposits are estimated to be $93.8 million and $79.4 million, respectively. Included in estimated uninsured deposits are $13.6 million and $15.8 million of public funds, for such respective periods, considered secured via pledged securities or letters of credit we have with the FHLB.

The following table shows maturities of all time deposits considered uninsured by the FDIC or otherwise.

Maturities of Uninsured Time Deposits
(Dollars in thousands)
December 31, 2021
Three months or less	$2,507
Over three months through six months	3,517
Over six months through twelve months	3,945
Over one year	6,788
Total	$16,757

At December 31, 2021 and 2020, $12.1 million and $6.8 million of securities, respectively, were pledged to collateralize public deposits, including time deposits, held in our Tennessee offices, and as collateral for credit facilities available through FRB. Additionally, we held letters of credit from the FHLB for $12.0 million at both December 31, 2021 and 2020, to secure public deposits, including time deposits, held in our Virginia offices.

We held no brokered deposits at December 31, 2021 and 2020. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis table in the “Net Interest Income and Net Interest Margin” section above. Total Certificate of Deposit Registry Service (CDARS) time deposits were $5.8 million and $9.6 million at December 31, 2021 and 2020, respectively.

Noninterest Income

For the year ended December 31, 2021, noninterest income improved $1.8 million, or 22.5%, to $10.0 million, or 1.25% of average assets, from $8.1 million, or 1.10% of average assets, for the same period in 2020. The improvement was driven by an increase of $507 thousand in service charges and fees, a $557 thousand increase in card processing and interchange income, a $313 thousand increase in insurance and investment fees, plus non-recurring gains on sales of investment securities of $322 thousand.

The improvement in service charges and fees resulted from the fee schedule changes we made in August 2020. The new fee schedule was implemented as part of the overall assessment of products and processes undertaken in 2020. The adjustment of the fee schedule was designed to allow customers to avoid or minimize certain fees by taking advantage of certain services such as combined and online account statements.

The improvement in card processing and interchange income resulted from increased volume and the related increase in interchange fees received.

Efforts to increase noninterest income revenues from financial services drove the improvement in insurance and investment fees, as we believe this segment continues to show potential for continued growth.

Other non-interest income also increased, by $138 thousand, but after considering the non-recurring net gains on sales of fixed assets of $190 thousand in 2021 and the $220 thousand bonus payment received in 2020 from our card service provider, the increase in this component would have been $168 thousand. This increase can be explained primarily by an increase of $128 thousand from commissions and gains on originations and sales of mortgage loans into the secondary market, partially driven by the loan production office we opened in Boone, North Carolina in the fourth quarter of 2020 and the deployment of additional loan originators during 2021.

Noninterest Expense

Noninterest expenses increased $870 thousand, or 3.2%, to $27.9 million at December 31, 2021, compared to $27.0 million at December 31, 2020. Although higher, noninterest expense as a percent of total average assets improved to 3.49% in 2021 from 3.63% in 2020. The increase in noninterest expense was primarily due to an increase of $1.2 million in occupancy and equipment expense, offset by a $566 thousand reduction in salaries and benefit expense.

The increase in occupancy and equipment expense was driven nearly entirely by $1.1 million in non-recurring losses on three former branch office locations, which were transferred into other real estate owned during the third quarter of 2021. Excluding this loss, occupancy and equipment expense would have increased $182 thousand, due largely to costs associated with the Kingsport office, which was opened in the third quarter of 2020.

The $566 thousand reduction in salaries and benefits expense is due to the restructuring implemented in May 2020, which included a combination of eliminated positions, retirements or resignations representing 12% of the workforce. Excluding the $358 thousand of severance costs incurred in 2020, this reduction would have been $924 thousand.

Other operating expenses were up $240 thousand due to higher loan and other real estate expenses of $246 thousand and $199 thousand, respectively. These increases offset decreases in FDIC insurance and consulting, which decreased $127 thousand and $235 thousand, respectively. FDIC premiums decreased due to improvements in our risk assessment. Consulting decreased due to costs incurred in 2020, which were not repeated in 2021. In addition, 2021 includes a $76 thousand increase in bank franchise taxes due to the increased tax base and added taxes for other states.

Our efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, improved to 75.56% in 2021 compared to 81.10% in 2020. The decrease in this ratio is a result of improvements in both net interest income and noninterest income, as discussed above and in the Net Interest Income and Net Interest Margin section earlier in this Item 7. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity.

Income Taxes and Deferred Tax Assets

Income taxes were $1.9 million in 2021, compared to $1.1 million in 2020. The effective tax rates were 21.7%, and 27.6% for 2021 and 2020, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally due the impact of the recapture of operating loss carryforwards and applicable credits. The higher effective tax rate in 2020 is the result of an increase in pre-tax earnings in relation to the various tax preference items.

Deferred tax assets represent the future tax benefit of future deductible differences. If it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. The Company has evaluated positive and negative evidence to assess the realizability of its deferred taxes. Based on the evidence, including taxable income projections, the Company believes it is more likely than not that its deferred tax assets will be realizable. Accordingly, the Company did not include a valuation allowance against its deferred tax assets as of December 31, 2021 or 2020.

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

As of December 31, 2021, the Company had Federal net operating loss carry forward amounts of approximately $2.2 million. These amounts are not limited pursuant to Internal Revenue Code (IRC) Section 382. The Company is subject to examination in the United States and multiple state jurisdictions. Open tax years for examination are 2018 – 2021.

Capital Resources

Our total stockholders’ equity at the end of 2021 was $63.6 million compared to $58.2 million at the end of 2020. The increase was $5.4 million, or 9.4%. Book value per common share was $2.66 at December 31, 2021 compared to $2.43 at December 31, 2020.

The Company meets the eligibility criteria to be considered a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and does not report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank is characterized as "well capitalized" under the “prompt corrective action” regulations pursuant to Section 38 of the FDIA. The capital adequacy ratios for the Bank, including the minimum ratios to be considered “well capitalized,” are set forth in Note 21, Capital, to the consolidated financial statements in Item 8 of this Form 10-K.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 (CET1) ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum CET1 ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a CET1 ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2021, the Bank meets all capital adequacy requirements to which it is subject.

Total assets increased in 2021 and we anticipate asset levels to increase in the future due to an emphasis on growing the loan portfolio and the core deposit base of the Bank. Based upon projections, we believe our earnings will be sufficient to support the Bank’s planned asset growth.

No cash dividends have been paid historically due to our past retained deficit. Earnings have accumulated over the last several years and we attained retained earnings in 2021. Subsequent to December 31, 2021, the Board of Directors declared a $0.05 cash dividend per share payable on March 31, 2022 to stockholders of record on March 15, 2022. This is the first cash dividend paid in the history of the Company. Future payments of cash dividends, if any, will depend on a number of factors including but not limited to maintaining positive retained earnings, compliance with regulatory rules governing the payment of dividends, strategic plans, and sufficient capital at the Bank to allow payment of dividends to the parent company.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold and unpledged available-for-sale investments. Collectively, those balances were $159.3 million at December 31, 2021, down from $134.0 million at December 31, 2020. As discussed previously in this Form 10-K, this change is a direct result of redeployment of excess cash into investment securities, which generally return higher yields, while still providing liquidity, as discussed below. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs.

At December 31, 2021, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $98.3 million, which is net of the $12.1 million of securities pledged as collateral. This will serve as a source of liquidity while yielding a higher return when compared to other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond. Total investment securities increased $59.0 million, or 121.8%, during 2021 from $48.4 million at December 31, 2020.

Our loan to deposit ratio was 83.92% at December 31, 2021 and 86.16% at December 31, 2020.

Available third-party sources of liquidity remain intact at December 31, 2021 which includes the following: our line of credit with the FHLB totaling $199.9 million, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We also have $30.0 million in unsecured federal funds lines of credit available from three correspondent banks as of December 31, 2021.

We have used our line of credit with FHLB to issue letters of credit totaling $12.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on the letters of credit have been issued. The letters of credit are considered draws on our FHLB line of credit. An additional $187.9 million was available on December 31, 2021 on the $199.9 million line of credit, of which $123.6 million is secured by a blanket lien on our residential real estate loans.

While we have access to the brokered deposits market, we held no brokered deposits at December 31, 2021 or 2020. As of December 31, 2021, we had $5.8 million in reciprocal CDARS time deposits, compared to $9.6 million at December 31, 2020.

The Bank has access to additional liquidity through the Federal Reserve Bank of Richmond’s Discount Window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, we do not anticipate using this funding source except as a last resort.

With the on-balance sheet liquidity and other external sources of funding, we believe the Bank has adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors such as, counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from the COVID-19 pandemic, inflation and the war in Ukraine, we continue monitoring of our liquidity position, specifically cash on hand in order to meet customer demands. Additionally, our contingency funding plan is reviewed quarterly with our Asset Liability Committee.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2021 and 2020 is as follows:

(Dollars in thousands)	2021	2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$69,015	$57,334
Standby letters of credit	3,684	2,031

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

Interest Sensitivity

At December 31, 2021, we had a negative cumulative gap rate sensitivity ratio of 12.97% for the one-year re-pricing period, compared to 21.46% at December 31, 2020. A negative cumulative gap generally indicates that net interest income would decline in a rising interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would likely increase in periods during which interest rates are increasing. The below table is based on contractual maturities and does not take into consideration prepayment speeds of investment securities and loans, nor does it consider decay rates for non-maturity deposits. When considering these prepayment speed and decay rate assumptions, along with our ability to control the repricing of a significant portion of the deposit portfolio, we are in a position to increase interest income in a rising interest rate environment. With the FOMC initiating a series of expected rate increases, we believe our current interest risk profile remains acceptable. Furthermore, we are implementing strategies to moderate any potential adverse impact to our current interest rate risk profile, from what could be a sustained medium- to long-term environment of rising interest rates.

Interest Sensitivity Analysis
December 31, 2021
(In thousands of dollars)
	1 - 90 Days	91-365 Days	1 - 3 Years	4-5 Years	6-10 Years	Over 10 years	Total
Uses of funds:
Loans	$117,732	$108,871	$196,232	$117,809	$45,156	$7,944	$593,744
Federal funds sold	228	—	—	—	—	—	228
Deposits with banks	45,516	—	250		—	—	45,766
Investments	7,525	10,891	21,277	18,367	31,564	18,764	108,388
Bank owned life insurance	4,685	—	—	—	—	—	4,685
Total earning assets	$175,686	$119,762	$217,759	$136,176	$76,720	$26,708	$752,811

Sources of funds:
Int Bearing DDA	65,212	—	—	—	—	—	65,212
Savings & MMDA	194,702	—	—	—	—	—	194,702
Time Deposits	34,727	81,983	51,120	28,512	—	—	196,342
Trust Preferred Securities	16,496	—	—	—	—	—	16,496
Federal funds purchased	—						—
Other Borrowings	—	—	—	—	—	—	—
Total interest bearing liabilities	$311,137	$81,983	$51,120	$28,512	$—	$—	$472,752

Discrete Gap	$(135,451)	$37,779	$166,639	$107,664	$76,720	$26,708	$280,059
Cumulative Gap	$(135,451)	$(97,672)	$68,967	$176,631	$253,351	$280,059
Cumulative Gap as % of Total Earning Assets	-17.99%	-12.97%	9.16%	23.46%	33.65%	37.20%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of New Peoples Bankshares, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

 elliottdavis.com

Allowance for Loan Losses

As described in Note 6 and Note 7 to the Company’s financial statements, the Company’s loan portfolio and associated allowance for loan losses (the “Allowance”) totaled approximately $593.7 million and $6.7 million, respectively, at December 31, 2021. As described in Note 1 and Note 7 to the financial statements, the Company’s Allowance is an estimate of probable credit losses as of the balance sheet date and considers both unimpaired and impaired loans. Management’s determination of the allowance for loan losses related to the Company’s loan portfolio segment is generally based on the credit risk ratings and historical loss experience of individual borrowers, supplemented, as necessary, by credit judgment to address observed changes in trends and conditions, and other relevant environmental and economic factors such as concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of net charge-offs (qualitative factor adjustments).

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

Firm ID 149

We have served as the Company's auditor since 2011.

Greenville, South Carolina

March 31, 2022

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

(in thousands except share data)

ASSETS	2021	2020

Cash and due from banks	$14,952	$16,023
Interest-bearing deposits with banks	45,766	76,105
Federal funds sold	228	222
Total Cash and Cash Equivalents	60,946	92,350

Investment securities available-for-sale	107,358	48,406

Loans held for sale	—	389

Loans receivable	593,744	575,566
Allowance for loan losses	(6,735)	(7,191)
Net Loans	587,009	568,375

Bank premises and equipment, net	20,735	22,174
Other real estate owned	1,361	3,334
Accrued interest receivable	2,112	2,392
Deferred taxes, net	1,673	3,126
Right-of-use assets – operating leases	4,062	5,439
Other assets	9,391	10,317
Total Assets	$794,647	$756,302

LIABILITIES

Deposits
Noninterest bearing	$251,257	$223,725
Interest-bearing	456,256	444,287
Total Deposits	707,513	668,012

Borrowed funds	16,496	21,496
Lease liabilities – operating leases	4,062	5,439
Accrued interest payable	272	436
Accrued expenses and other liabilities	2,673	2,742
Total Liabilities	731,016	698,125

Commitments and Contingent Liabilities (Notes 19 and 20)

STOCKHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 23,922,086 shares issued and outstanding at December 31, 2021 and 2020, respectively	47,844	47,844
Additional paid-in capital	14,570	14,570
Retained earnings (deficit)	2,031	(4,979)
Accumulated other comprehensive (loss) income	(814)	742
Total Stockholders’ Equity	63,631	58,177
Total Liabilities and Stockholders’ Equity	$794,647	$756,302

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands except share and per share data)

INTEREST AND DIVIDEND INCOME	2021	2020
Loans including fees	$28,323	$28,638
Federal funds sold	—	1
Interest-earning deposits with banks	95	208
Investments	1,377	1,048
Dividends on equity securities (restricted)	117	141
Total Interest and Dividend Income	29,912	30,036

INTEREST EXPENSE
Deposits	2,248	4,284
Borrowed funds	453	609
Total Interest Expense	2,701	4,893

NET INTEREST INCOME	27,211	25,143

PROVISION FOR LOAN LOSSES	372	2,300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,839	22,843

NONINTEREST INCOME
Service charges and fees	3,724	3,217
Card processing and interchange income	3,871	3,314
Insurance and investment fees	1,029	716
Net gain on sales of available-for-sale securities	322	4
Other noninterest income	1,034	896
Total Noninterest Income	9,980	8,147

NONINTEREST EXPENSES
Salaries and employee benefits	12,662	13,228
Occupancy and equipment expenses	5,785	4,536
Data processing and telecommunications	2,444	2,497
Other operating expenses	6,976	6,736
Total Noninterest Expenses	27,867	26,997

INCOME BEFORE INCOME TAXES	8,952	3,993

INCOME TAX EXPENSE	1,942	1,103

NET INCOME	$7,010	$2,890

Income Per Share
Basic and Diluted	$0.29	$0.12
Average Weighted Shares of Common Stock
Basic and Diluted	23,922,086	23,922,086

        The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Dollars in thousands)

	2021	2020

NET INCOME	$7,010	$2,890

Other comprehensive income:
Investment securities activity:
Unrealized (losses) gains arising during the year	(1,647)	871
Reclassification adjustment for net gains included in net income	(322)	(4)
Other comprehensive (losses) gains on investment securities	(1,969)	867
Related tax benefit (expense)	413	(182)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,556)	685
TOTAL COMPREHENSIVE INCOME	$5,454	$3,575

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands including share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumu-lated Other Compre-hensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2019	23,922	$47,844	$14,570	$(7,869)	$57	$54,602

Net income	—	—	—	2,890	—	2,890

Other comprehensive income, net of tax	—	—	—	—	685	685

Balance, December 31, 2020	23,922	$47,844	$14,570	$(4,979)	$742	$58,177

Net income	—	—	—	7,010	—	7,010

Other comprehensive loss, net of tax	—	—	—	—	(1,556)	(1,556)

Balance, December 31, 2021	23,922	$47,844	$14,570	$2,031	$(814)	$63,631

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Dollars are in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,010	$2,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,097	2,189
Provision for loan losses	372	2,300
Income on bank owned life insurance	(32)	(77)
Gain on sale of securities available-for-sale	(322)	(4)
Gain on sale of mortgage loans	(104)	(174)
Loss on sale or disposal of premises and equipment	1,098	19
Gain on sale of foreclosed real estate and repossessed assets	(126)	(58)
Loans originated for sale	(5,814)	(11,948)
Proceeds from sales of loans originated for sale	6,307	11,735
Adjustment of carrying value of foreclosed real estate and repossessed assets	466	165
Net amortization/accretion of bond premiums/discounts	482	419
Deferred tax expense	1,866	1,103
Net change in:
Interest receivable	280	(277)
Other assets	403	77
Accrued interest payable	(164)	(258)
Accrued expenses and other liabilities	(19)	473
Net Cash Provided by Operating Activities	13,800	8,574

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(18,987)	(14,199)
Purchase of securities available-for-sale	(85,082)	(9,584)
Proceeds from sale of investment securities available-for-sale	7,686	1,025
Proceeds from repayments and maturities of securities available-for-sale	16,315	11,254
Net sale (purchase) of equity securities (restricted)	555	(22)
Payments for the purchase of premises and equipment	(4,094)	(2,141)
Proceeds from sale of premises and equipment	1,203	1
Proceeds from insurance claims on other real estate owned	54	—
Proceeds from sales of other real estate owned	2,645	760
Net Cash Used in Investing Activities	(79,705)	(12,906)

CASH FLOWS FROM FINANCING ACTIVIES
Net change in short term borrowings	(5,000)	—
Net change in noninterest bearing deposits	27,532	52,943
Net change in interest bearing deposits	11,969	(6,408)
Net Cash Provided by Financing Activities	34,501	46,535
Net (decrease) increase in cash and cash equivalents	(31,404)	42,203
Cash and Cash Equivalents, Beginning of the Year	92,350	50,147
Cash and Cash Equivalents, End of the Year	$60,946	$92,350

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$2,865	$5,151
Taxes	$—	$(166)
Supplemental Disclosure of Non-Cash Transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	$86	$—
Loan made to finance sale of premises and equipment	$185	$—
Other real estate acquired in settlement of foreclosed loans	$566	$1,128
Loans made to finance sale of foreclosed real estate	$400	$428
Transfer of premises and equipment to other real estate	$950	$—
Change in unrealized gains on securities available for sale	$(1,969)	$867

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS

Nature of Operations – New Peoples Bankshares, Inc. (New Peoples) is a financial holding company whose principal activity is the ownership and management of a community bank, New Peoples Bank, Inc. (the Bank). New Peoples and the Bank are each organized and incorporated under the laws of the Commonwealth of Virginia. As a state-chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwest Virginia, southern West Virginia, northeastern Tennessee and western North Carolina. These services include commercial and consumer loans along with traditional deposit products such as checking and savings accounts.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $15.9 million as of December 31, 2021. Most of the Company’s activities are with customers located within southwest Virginia, southern West Virginia, northeastern Tennessee region and western North Carolina. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

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

In regard to our consumer and consumer real estate loan portfolio, the Company uses the guidance found in the Uniform Retail Credit Classification and Account Management Policy which affects our estimate of the allowance for loan losses. Under this approach, a consumer or consumer real estate loan must initially have a credit risk grade of Pass or better. Subsequently, if the loan becomes contractually 90 days past due or the borrower files for bankruptcy protection, the loan is downgraded to Substandard and placed in nonaccrual status. If the loan is unsecured, upon being deemed Substandard, the entire loan amount is charged off. For non-1-4 family residential loans that are 90 days past due or greater, or in bankruptcy, the collateral value less estimated liquidation costs is compared to the loan balance to calculate any potential deficiency. If the collateral is sufficient then no charge-off is necessary. If a deficiency exists, then upon the loan becoming contractually 120 days past due, the deficiency is charged-off against the allowance for loan loss. In the case of 1-4 family residential or home equity loans, upon the loan becoming 120 days past due, a current value is obtained and after application of an estimated liquidation discount, a comparison is made to the loan balance to calculate any deficiency. Subsequently, any noted deficiency is then charged-off against the allowance for loan loss when the loan becomes contractually 180 days past due. If the customer has filed bankruptcy, then within 60 days of the bankruptcy notice, any calculated deficiency is charged-off against the allowance for loan loss. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

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

Other Real Estate Owned – Other real estate owned represents properties acquired through foreclosure or deeds taken in lieu of foreclosure and former branch sites that have been closed and for which there are no intentions to re-open or otherwise use the location. At the time of acquisition, these properties are recorded at fair value less estimated costs to sell. Expenses incurred in connection with operating these properties and subsequent write-downs, if any, are charged to operations. Subsequent to foreclosure, management periodically considers the adequacy of the reserve for losses on the property. Gains and losses on the sales of these properties are credited or charged to income in the year of the sale.

Bank Owned Life Insurance (BOLI) – The Bank purchased life insurance policies on certain, now-former, key officers and employees. BOLI is recorded at the cash surrender value. Tax-exempt income from changes in the net cash surrender value are recorded in noninterest income.

Leases – A right-of-use asset and related lease liability is recognized for operating leases the Bank has entered into for certain office facilities. Most leases include one or more options to renew. The exercise of lease renewal options is typically at the sole discretion of management. If it is determined that it is reasonably certain that the Bank will exercise renewal options, the additional term is included in the calculation of the lease liability. As most of our leases do not provide an implicit rate, we use the fully collateralized Federal Home Loan Bank borrowing rate, commensurate with the lease terms at the lease commencement date in determining the present value of the lease payments.

Income Taxes – Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets where it is more likely than not such assets will not be realized. At December 31, 2021 and 2020, the Company had no valuation allowance on its net deferred tax assets.

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

Revenue from Contracts with Customers - The Company generally satisfies its performance obligations fully on its contracts with customers as services are rendered; and the transaction prices are typically fixed, charged either on a periodic basis or based on activity.

Advertising Cost – Advertising costs are expensed in the period incurred. Those costs, which are included in Advertising, sponsorships and donations in Note 24 totaled $252 thousand and $216 thousand, for the years ended December 31, 2021 and 2020, respectively.

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

NOTE 3 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the years ended December 31, 2021 and 2020, there were no dilutive potential common shares. Basic and diluted net income per common share calculations follows:

(Amounts in thousands, except	For the year ended
share and per share data)	December 31,
	2021	2020
Net income	$7,010	$2,890
Weighted average shares outstanding	23,922,086	23,922,086
Weighted average dilutive shares outstanding	23,992,086	23,992,086
Basic and diluted income per share	$0.29	$0.12

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS

The Bank had federal funds sold and interest-bearing cash on deposit with other commercial banks amounting to $46.0 million and $76.3 million at December 31, 2021 and 2020, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

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

The Bank has a total of $30.0 million and $20 million in unsecured fed funds lines of credit facilities from three correspondent banks that were available at December 31, 2021 and 2020. Of these total commitments, all were available at December 31, 2021 and 2020, respectively. As a condition for $5.0 million of one of the unsecured fed funds line of credit, the Bank maintains a minimum deposit balance of $250 thousand with this correspondent bank. At December 31, 2021 and 2020, the Bank was in compliance with this requirement.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities (all available-for-sale) as of December 31, 2021 and December 31, 2020 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
December 31, 2021
U.S. Treasuries	7,791	$2	$122	$7,671
U.S. Government Agencies	9,098	77	86	9,089
Taxable municipals	23,075	159	254	22,980
Corporate bonds	2,014	23	18	2,019
Mortgage backed securities	66,410	143	954	65,599
Total Securities available for sale	108,388	$404	$1,434	$107,358
December 31, 2020
U.S. Government Agencies	13,852	$322	$67	$14,107
Taxable municipals	5,157	188	—	5,345
Corporate bonds	5,893	186	31	6,048
Mortgage backed securities	22,565	388	47	22,906
Total Securities available for sale	47,467	$1,084	$145	$48,406

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021 and December 31, 2020.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. Treasuries	$6,200	$122	$—	$—	$6,200	$122
U.S. Government Agencies	977	10	3,434	76	4,411	86
Taxable municipals	13,040	237	387	17	13,427	254
Corporate bonds	1,482	18	—	—	1,482	18
Mtg. backed securities	52,180	758	6,282	196	58,462	954
Total Securities AFS	$73,879	$1,145	$10,103	$289	$83,982	$1,434

December 31, 2020
U.S. Government Agencies	$1,479	$12	$3,829	$55	$5,308	$67
Taxable municipals	—	—	—	—	—	—
Corporate bonds	1,219	31	—	—	1,219	31
Mtg. backed securities	7,517	44	218	3	7,735	47
Total Securities AFS	$10,215	$87	$4,047	$58	$14,262	$145

At December 31, 2021, the available-for-sale portfolio included 113 investments for which the fair market value was less than amortized cost. At December 31, 2020, the available-for-sale portfolio included 42 investments for which the fair market value was less than amortized cost. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had other-than-temporary impairment at December 31, 2021 or December 31, 2020.

Investment securities with a carrying value of $12.1 million and $6.8 million at December 31, 2021 and 2020, respectively, were pledged to secure public deposits and for other purposes required by law.

During the year ended December 31, 2021, $7.7 million of securities were sold, realizing $322 thousand in gains. During the year ended December 31, 2020, $1.0 million of securities were sold, realizing $4 thousand in gains.

The amortized cost and fair value of investment securities at December 31, 2021, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, actual maturities may differ from scheduled maturities on amortizing securities, such as mortgage-backed securities and collateralized mortgage obligations, because the underlying collateral on these types of securities may be repaid prior to the scheduled maturity date.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$1,051	$1,060	2.56%
Due after one year through five years	7,858	7,804	1.41%
Due after five years through ten years	12,819	12,747	1.54%
Due after ten years	86,660	85,747	1.61%
Total	$108,388	$107,358	1.59%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in Other Assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.0 million and $2.6 million at December 31, 2021 and 2020, respectively. The stock has no quoted market value and no ready market exists.

NOTE 6 LOANS

Loans receivable outstanding at December 31, 2021 and 2020, are summarized as follows:

	December 31,
(Dollars are in thousands)	2021	2020
Real estate secured:
Commercial	$206,162	$179,381
Construction and land development	32,325	25,031
Residential 1-4 family	224,530	222,980
Multifamily	33,048	16,569
Farmland	18,735	18,368
Total real estate loans	514,800	462,329
Commercial	54,325	86,010
Agriculture	4,021	4,450
Consumer installment loans	18,756	20,632
All other loans	1,842	2,145
Total loans	$593,744	$575,566

Included in commercial loans at December 31, 2021 and 2020, were $6.4 million and $34.8 million of PPP loans that are guaranteed by the SBA.

Also included in total loans above are deferred loan fees of $1.8 million and $2.3 million, at December 31, 2021 and 2020, respectively, which include deferred PPP loan fees. Deferred loan costs were $2.0 million and $1.8 million, at December 31, 2021 and 2020, respectively. Income from net deferred fees and costs is recognized as income over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

As a result of PPP originations during 2021 and 2020, net deferred fees totaling $1.6 million and $1.6 million were received, respectively, and $2.0 million and $994 thousand was recognized through earnings, respectively.

Loans receivable on nonaccrual status at December 31, 2021 and 2020 are summarized as follows:

(Dollars are in thousands)	2021	2020
Real estate secured:
Commercial	$415	$2,225
Construction and land development	37	57
Residential 1-4 family	2,314	2,700
Multi-family	111	—
Farmland	48	101
Total real estate loans	2,925	5,083
Commercial	9	453
Consumer installment and other loans	7	12
Total loans receivable on nonaccrual status	$2,941	$5,548

Total interest income not recognized on nonaccrual loans for 2021 and 2020 was $223 thousand and $494 thousand, respectively.

No accounts received pandemic related forbearance in 2021. During the year ended December 31, 2020, under the provisions of the CARES Act or related guidance issued by banking regulators, modifications, mainly in the form of short-term payment deferrals, were granted on 786 loans totaling $119.6 million. At December 31, 2021, 543 accounts totaling $82.4 million remain, of which 538 accounts totaling $82.3 million are current or less than 90 days past due. All of these accounts are subject to a normal repayment schedule. No accounts at December 31, 2021 were subject to pandemic related forbearance. At December 31, 2020, 673 loans totaling $110.7 million had completed their forbearance period and resumed a normal payment schedule, and 15 loans totaling $836 thousand remained in forbearance. At December 31, 2020, the remaining 98 accounts had been repaid in full or refinanced at market terms and conditions.

Of the accounts that received some form of forbearance during 2020, at December 31, 2021, $15.2 million were to lessors of residential properties, $12.8 to lessors of nonresidential properties and $6.7 million to hotels and restaurants; while at December 31, 2020, $21.4 million were to lessors of residential properties, $16.0 million to lessors of non-residential properties, $12.4 million to hotels and restaurants, and $6.0 million to coal and gas mining operations.

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2021 and December 31, 2020:

As of December 31, 2021 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$245	$—	$99	$140	$—
Construction and land development	64	18	24	298	—
Residential 1-4 family	1,720	24	1,508	1,791	—
Multifamily	—	—	—	—	—
Farmland	438	14	320	490	—
Commercial	—	—	—	—	—
Agriculture	—	—	—	—	—
Consumer installment loans	3	—	2	2	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	871	3	315	372	94
Construction and land development	—	—	—	—	—
Residential 1-4 family	338	6	340	372	53
Multifamily	—	—	—	—	—
Farmland	121	4	197	209	17
Commercial	109	1	28	35	2
Agriculture	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—
Total	$3,909	$70	$2,833	$3,709	$166

As of December 31, 2020 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$1,680	$16	$385	$386	$—
Construction and land development	89	18	99	376	—
Residential 1-4 family	1,788	53	1,662	1,898	—
Multifamily	—	—	—	—	—
Farmland	550	59	391	560	—
Commercial	59	—	—	—	—
Agriculture	—	—	—	—	—
Consumer installment loans	4	—	5	6	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	707	—	1,566	1,678	574
Construction and land development	—	—	—	—	—
Residential 1-4 family	150	3	337	365	72
Multifamily	—	—	—	—	—
Farmland	212	9	208	220	2
Commercial	214	12	429	437	404
Agriculture	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—
Total	$5,453	$170	$5,082	$5,926	$1,052

An age analysis of past due loans receivable is below. At December 31, 2021 and 2020, there were no loans over 90 days past due that were accruing.

As of December 31, 2021 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$—	$—	$—	$206,162	$206,162
Construction and land development	7	—	7	14	32,311	32,325
Residential 1-4 family	2,473	240	486	3,199	221,331	224,530
Multifamily	—	—	111	111	32,937	33,048
Farmland	—	—	—	—	18,735	18,735
Total real estate loans	2,480	240	604	3,324	511,476	514,800
Commercial	5	—	—	5	54,320	54,325
Agriculture	—	—	—	—	4,021	4,021
Consumer installment Loans	56	5	—	61	18,695	18,756
All other loans	—	—	—	—	1,842	1,842
Total loans	$2,541	$245	$604	$3,390	$590,354	$593,744

As of December 31, 2020 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$969	$—	$—	$969	$178,412	$179,381
Construction and land development	64	—	—	64	24,967	25,031
Residential 1-4 family	5,717	615	690	7,022	215,958	222,980
Multifamily	—	—	—	—	16,569	16,569
Farmland	57	—	—	57	18,311	18,368
Total real estate loans	6,807	615	690	8,112	454,217	462,329
Commercial	214	—	—	214	85,796	86,010
Agriculture	7	1	—	8	4,442	4,450
Consumer installment Loans	214	22	—	236	20,396	20,632
All other loans	—	—	—	—	2,145	2,145
Total loans	$7,242	$638	$690	$8,570	$566,996	$575,566

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

Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. There were no loans classified as doubtful at either December 31, 2021 or 2020.

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of December 31, 2021 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$198,022	$7,725	$415	$—	$206,162
Construction and land development	31,366	922	37	—	32,325
Residential 1-4 family	221,342	915	2,273	—	224,530
Multifamily	32,499	438	111	—	33,048
Farmland	18,137	550	48	—	18,735
Total real estate loans	501,366	10,550	2,884	—	514,800
Commercial	53,162	1,154	9	—	54,325
Agriculture	4,021	—	—	—	4,021
Consumer installment loans	18,746	2	8	—	18,756
All other loans	1,842	—	—	—	1,842
Total	$579,137	$11,706	$2,901	$—	$593,744

As of December 31, 2020 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$171,212	$6,112	$2,057	$—	$179,381
Construction and land development	23,168	1,806	57	—	25,031
Residential 1-4 family	218,947	1,304	2,729	—	222,980
Multifamily	16,337	232	—	—	16,569
Farmland	17,019	1,249	100	—	18,368
Total real estate loans	446,683	10,703	4,943	—	462,329
Commercial	81,846	3,711	453	—	86,010
Agriculture	4,255	195	—	—	4,450
Consumer installment loans	20,615	5	12	—	20,632
All other loans	2,145	—	—	—	2,145
Total	$555,544	$14,614	$5,408	$—	$575,566

NOTE 7 ALLOWANCE FOR LOAN LOSSES

The following tables present activity in the allowance for loan losses for the years ended December 30, 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. Additionally, the allocation of the allowance by recorded portfolio segment and impairment method is presented as of December 30, 2021 and 2020.

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Year ended December 31, 2021
Beginning balance	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$-	$7,191
Charge-offs	(915)	-	(48)	-	-	(92)	-	(78)	-	(1,133)
Recoveries	2	6	85	-	29	137	1	45	-	305
Provision	766	(50)	249	103	23	(1,221)	(13)	(22)	537	372
Ending balance	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735

Allowance for loan losses at December 31, 2021
Individually evluated for impairment	$94	$-	$53	$-	$17	$2	$-	$-	$-	$166
Collectively evaluated for impairment	2,040	189	2,184	254	132	1,097	28	108	537	6,569
Total	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735

Loans at December 31, 2021
Individually evluated for impairment	$414	$24	$1,848	$-	$517	$28	$-	$2	$-	$2,833
Collectively evaluated for impairment	205,748	32,301	222,682	33,048	18,218	54,297	4,021	20,596	-	590,911
Total	$206,162	$32,325	$224,530	$33,048	$18,735	$54,325	$4,021	$20,598	$-	$593,744

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Year ended December 31, 2020
Beginning balance	$1,248	$158	$1,736	$104	$109	$1,789	$27	$195	$2	$5,368
Charge-offs	(65)	-	(165)	-	(42)	(329)	(15)	(85)	-	(701)
Recoveries	57	-	38	-	33	40	1	55	-	224
Provision	1,041	75	342	47	(3)	775	27	(2)	(2)	2,300
Ending balance	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$-	$7,191

Allowance for loan losses at December 31, 2020
Individually evluated for impairment	$574	$-	$72	$-	$2	$404	$-	$-	$-	$1,052
Collectively evaluated for impairment	1,707	233	1,879	151	95	1,871	40	163	-	6,139
Total	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$-	$7,191

Loans at December 31, 2020
Individually evluated for impairment	$1,951	$99	$1,999	$-	$599	$429	$-	$5	$-	$5,082
Collectively evaluated for impairment	177,430	24,932	220,981	16,569	17,769	85,581	4,450	22,772	-	570,484
Total	$179,381	$25,031	$222,980	$16,569	$18,368	$86,010	$4,450	$22,777	$-	$575,566

In determining the amount of our allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision. Due to the underlying SBA guarantee provided for PPP loans, these accounts were not included in either the portfolio segment or impairment calculations at December 31, 2021 and 2020. Additionally, due to uncertainties presented by the ongoing pandemic and the resulting economic uncertainty, internal and external qualitative factors were revised accordingly. For 2021, external qualitative factors were adjusted to consider the impact of inflation.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS

At December 31, 2021, loans classified as troubled debt restructurings totaled $2.5 million compared to $4.0 million at December 31, 2020. The following table presents information related to loans modified as troubled debt restructurings during the years ended December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
(Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	3	$190	$190
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	1	35	35	27	1,236	1,236
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	30	1,426	1,426
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	2	7	7
All other loans	—	—	—	—	—	—
Total	1	$35	$35	32	$1,433	$1,433

During the year ended December 31, 2021, one loan was modified for which the modification was considered to be a troubled dept restructuring.

At December 31, 2021, two loans totaling $56.0 thousand are considered to be in default. Generally, a TDR is considered to be in default once it becomes 90 days or more past due following a modification.

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

During the year ended December 31, 2020, the Company modified the terms of 32 loans for which the modification was considered to be a troubled debt restructuring. The interest rate was not modified on these loans; however, the payment terms or maturity date were changed.

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

NOTE 9 BANK PREMISES AND EQUIPMENT

Depreciation expense for 2021 and 2020 was $2.1 million and $2.2 million, respectively. Bank premises and equipment at December 31, 2021 and 2020 are summarized as follows:

(Dollars are in thousands)	2021	2020
Land	$7,424	$7,796
Buildings and improvements	16,252	16,227
Furniture and equipment	14,139	16,253
Construction in progress	—	1,025
	37,815	43,008
Less accumulated depreciation	(17,080)	(18,726)
Bank Premises and Equipment	$20,735	$22,174

During the year ended December 31, 2021, the Bank sold four former branch locations, with net book values of approximately $1.1 million, resulting in approximately $173 thousand of net gains on sales.

Also, during 2021, the Bank transferred three other former branch locations, with net book values totaling approximately $2.0 million, to other real estate owned, resulting in an increase to OREO of $950 thousand, and disposal and valuation costs of approximately $1.1 million. Subsequently, in December 2021, these OREO properties were written down to $912 thousand. Equipment with a combined net book value of $188 thousand were written off in 2021.

One new branch office, in Bristol, Virginia, was opened in 2021, resulting in an increase of $2.7 million in premises and equipment. During 2020, the Bank opened a new branch office in Kingsport, Tennessee, and a loan production office in Boone, North Carolina.

As presented in Note 17 Leasing Activities, during 2021, the Bank repurchased the branch office located in Lebanon, Virginia, which had previously been sold and leased back.

NOTE 10 INCOME TAXES

The Company files a consolidated federal income tax return. The following summarizes the provision for income taxes and the related deferred tax components for the years ended December 31, 2021 and 2020.

The source of pre-tax book income is summarized as follows for the years ended December 31, 2021 and 2020:

(Dollars are in thousands)	2021	2020
Pre-tax book income
Domestic	$8,952	$3,993
Total pre-tax book income	$8,952	$3,993

Income tax expense is summarized as follows for the years ended December 31, 2021 and 2020:

(Dollars are in thousands)	2021	2020
Current income tax expense (benefit)
Federal	$(172)	$(200)
State	—	—
Total current income tax expense (benefit)	(172)	(200)

Deferred income tax expense
Federal	2,067	1,304
State	47	(1)
Total deferred income tax expense	2,114	1,303
Income tax expense	$1,942	$1,103

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 21% for years ended December 31, 2021 and 2020, respectively:

(Dollars are in thousands)	2021	2020
Income tax expense (benefit) at the applicable federal rate	$1,879	$839
Permanent differences resulting from:
Nondeductible expenses	7	8
Tax exempt interest income	(4)	(7)
Bank owned life insurance	(7)	(16)
Other adjustments	67	279
Income tax expense	$1,942	$1,103

The net deferred tax assets and liabilities resulting from temporary differences as of December 31, 2021 and 2020, are summarized as follows:

(Dollars are in thousands)	2021	2020
Deferred Tax Assets
Allowance for loan losses	$1,500	$1,568
Deferred compensation	85	92
Nonaccrual loan interest	532	490
Unrealized loss on securities available for sale	216	—
Other real estate owned	305	83
Amortization of core deposits	6	18
Amortization of goodwill	31	90
Capitalized interest and repair expense	23	23
Net operating loss carryforward	460	2,172
Other	98	33
Total Assets, gross	3,256	4,569
Valuation allowance	—	—
Total Assets, net	3,256	4,569
Deferred Tax Liabilities
Accelerated depreciation	1,105	869
Unrealized gain on securities available for sale	—	197
Prepaid expenses	27	22
Deferred loan costs	451	355
Total Liabilities, gross	1,583	1,443
Net Deferred Tax Asset	$1,673	$3,126

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

At December 31, 2021 and 2020, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to increase significantly over the next twelve months. The company recognizes interest and penalties as a component of income tax expense.

The Company and Bank are subject to U. S. federal income tax, a capital-based franchise tax in the Commonwealth of Virginia; and income and excise taxes in West Virginia, Tennessee and North Carolina, respectively, based on earnings realized from business activities within each state. Years prior to 2018 are no longer subject to examination by taxing authorities.

NOTE 11 TIME DEPOSITS

The aggregate amount of time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) Insurance limit of $250,000 was $28.6 million and $34.8 million at December 31, 2021 and 2020, respectively. We had no brokered time deposits at either December 31, 2021 or 2020. At December 31, 2021, the scheduled maturities of time deposits are as follows (dollars are in thousands):

2022	$116,638
2023	39,197
2024	11,925
2025	18,095
2026	10,417
After five years	-
Total	$196,272

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

	For the year ended December 31,
(Dollars in thousands)	2021	2020
Beginning balance	$4,187	$2,457
New loans and advances on lines	2,620	4,567
Payments and other reductions	(3,388)	(2,837)
Ending balance	$3,419	$4,187

Total related party deposits held at the Bank were $24.8 million and $21.5 million as of December 31, 2021 and 2020, respectively.

NPB Insurance Services, Inc. holds a 39% membership interest in Lonesome Pine Title Agency, LLC, which provides title insurance. Another member of the agency is a related party to the Company.

In August, 2021, the Bank sold a parcel of land, adjacent to the Grundy, Virginia office to a director for $150 thousand, which approximated the fair value of the property. A gain of $17 thousand was recorded from this transaction.

NOTE 13 RETIREMENT PLANS

The Company has established a qualified defined contribution plan that covers all full-time employees. The Company matches employee contributions up to a maximum of 3% of their salary. The Company contributed $246 thousand and $258 thousand to the defined contribution plan for 2021 and 2020, respectively.

The Bank maintains a salary continuation plan for key executives which was established in 2002 and is funded by single premium life insurance policies. Expenses related to the plan were $29 thousand and $17 thousand for the years ended December 31, 2021 and 2020, respectively.

NOTE 14 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the years ended December 31, 2021 and 2020:

	2021	2020
(Dollars are in thousands)
Balance, beginning of year	$3,334	$3,393
Additions	566	1,128
Transfers from premises and equipment	950	—
Proceeds from sales	(2,645)	(687)
Proceeds from insurance claims	(54)	—
Loans made to finance sales	(400)	(428)
Adjustment of carrying value	(466)	(132)
Gains (losses) from sales	76	60
Balance, end of year	$1,361	$3,334

NOTE 15 BANK OWNED LIFE INSURANCE

At December 31, 2021 and 2020, the Bank had an aggregate total cash surrender value of $4.7 million and $4.7 million, respectively, on life insurance policies covering former key officers.

Total income for the policies during 2021 and 2020 was $32 thousand and $77 thousand, respectively.

NOTE 16 DIVIDEND LIMITATIONS ON SUBSIDIARY BANK

A principal source of funds for the Company is dividends paid by the Bank. The Federal Reserve Act restricts the amount of dividends the Bank may pay. Approval by the Board of Governors of the Federal Reserve System is required if the dividends declared by a state member bank, in any year, exceed the sum of (1) net income of the current year and (2) income net of dividends for the preceding two years.

Virginia law restricts the amount of dividends a Virginia corporation may pay. Generally, a Virginia corporation may not authorize and make distributions if, after giving effect to the distribution, it would be unable to meet its debts as they become due in the usual course of business or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if it were dissolved at that time, to satisfy the preferential rights of shareholders whose rights are superior to the rights of those receiving the distribution. In addition, the payment of distributions to shareholders is subject to any prior rights of outstanding preferred stock.

NOTE 17 LEASING ACTIVITIES

During 2021, the Bank repurchased its branch office located in Lebanon, Virginia, for $1.3 million. This branch had previously been sold and leased back in September 2019. As a result of the repurchase, the lease with a remaining term of 12.9 years was cancelled.

At December 31, 2021, the Bank leases four branch offices and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from May 2032 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms at December 31, 2021, was 10.61 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases at December 31, 2021 was 3.24%.

The Company’s operating lease costs for the years ended December 31, 2021 and 2020, as a result of the transactions discussed above, was $528 thousand and $552 thousand, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At December 31, 2021, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2022	$441
2023	455
2024	455
2025	455
2026	455
Thereafter	2,698
Total lease payments	4,959
Less imputed interest	897

Total	$4,062

NOTE 18 BORROWED FUNDS

The following table presents the breakdown of borrowed funds as of December 31, 2021 and 2020 (dollars in thousands):

	FHLB Revolving Advances (a)	Federal Funds Lines (b)	FHLB Term Loans Short-Term (c)	FHLB Term Loans Long-Term (d)	NPB Capital Trust I (e)	NPB Capital Trust 2 (e)	Total
Balance December 31, 2021	$-	$-	$-	$-	$11,341	$5,155	$16,496
Highest balance at any month-end	-	1,020	5,000	-	11,341	5,155
Average weighted balance	-	8	2,466	-	11,341	5,155	18,970
Average interest rate:
Paid during the year	- %	2.51%	1.36%	- %	2.81%	1.97%	2.39%
At year-end	-%	-%	-%	- %	2.72%	1.89%	2.46%

Balance December 31, 2020	$-	$-	$5,000	$-	$11,341	$5,155	$21,496
Highest balance at any month-end	-	-	5,000	5,000	11,341	5,155
Average weighted balance	-	-	2,555	2,445	11,341	5,155	21,496
Average interest rate:
Paid during the year	- %	-%	1.36%	1.36%	3.55%	2.70%	2.84%
At year-end	-%	-%	1.34%	- %	2.84%	2.01%	2.29%

(a) - The Bank has the ability to borrow up to an additional $111.6 million from the FHLB under a line of credit which is secured by a blanket lien on residential real estate loans. With additional collateral, the Bank’s total credit availability would be $187.9 million. The Bank had no overnight borrowings subject to daily rate changes from the FHLB at December 31, 2021 or 2020.

We have used our line of credit with FHLB to issue letters of credit totaling $12.0 million to the Treasury Board of Virginia for collateral on public funds deposited in the Bank. No draws on the letters of credit have been issued. The letters of credit are considered draws on our FHLB line of credit.

(b) - Federal funds lines consist of $30.0 million and $20.0 million in unsecured federal funds line of credit facilities with correspondent banks as of December 31, 2021 and 2020, respectively exclusive of any outstanding balance.

(c) - At December 31, 2020, short term FHLB advances consisted of one $5.0 million advance with a fixed rate of 1.34% which matured and was paid off on June 30, 2021.

(d) - At December 31, 2021 and 2020, there were no long term FHLB advances.

(e) - TPS I - On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust I (TPS I). The rate is determined quarterly and floats based on the 3-month LIBOR plus 260 basis points.

TPS 2 - On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities offered by its wholly owned subsidiary, NPB Capital Trust 2 (TPS 2). The rate is determined quarterly and floats based on the 3-month LIBOR plus 177 basis points.

Under the terms of the subordinated debt transactions, the securities have 30-year maturities and are redeemable, in whole or in part, without penalty, at the option of the Company after five years from the issuance date, and on a quarterly basis thereafter.

Following are maturities of borrowed funds at December 31, 2021 (dollars in thousands):

2022	$-
2023	-
2024	-
2025	-
2026	-
2027 and thereafter	16,496
$16,496

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

Financial instruments whose contract amount represents credit risk at December 31, 2021 and 2020 were as follows:

	2021	2020
(Dollars in thousands)
Commitments to extend credit	$69,015	$57,334
Standby letters of credit	3,684	2,031

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

NOTE 20 LEGAL CONTINGENCIES

In the course of operations, we may become a party to legal proceedings in the normal course of business. At December 31, 2021, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, may materially impact the financial condition or liquidity of the Company.

The Bank is a defendant in a complaint filed by a former employee in the United States District Court for the Western District of Virginia on January 1, 2021. The complaint alleges wrongful termination based on gender, religion and age. The Bank denies the allegations and intends to vigorously defend against these claims. The complaint does not specify the dollar amount of damage sought. The Bank has responded with a vigorous defense as to all claims and assertions. The amount of any possible loss cannot be estimated at this time.

NOTE 21 CAPITAL

Capital Requirements and Ratios

The Company meets eligibility criteria of a small bank holding company in accordance with the Board of Governors of the Federal Reserve System’s Small Bank Holding Company Policy Statement issued in February 2015, and is no longer obligated to report consolidated regulatory capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of December 31, 2021, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2021 and 2020, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021:
Total Capital to Risk Weighted Assets	$85,890	16.23%	$ 42,332	8.0%	$52,915	10.0%
Tier 1 Capital to Risk Weighted Assets	79,274	14.98%	31,749	6.0%	42,332	8.0%
Tier 1 Capital to Average Assets	79,274	9.86%	32,145	4.0%	40,181	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	79,274	14.98%	23,812	4.5%	34,395	6.5%
December 31, 2020:
Total Capital to Risk Weighted Assets	$77,133	16.41%	$ 37,603	8.0%	$47,028	10.0%
Tier 1 Capital to Risk Weighted Assets	71,241	15.16%	28,202	6.0%	37,603	8.0%
Tier 1 Capital to Average Assets	71,241	9.49%	29,989	4.0%	37,545	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	71,241	15.16%	30,036	4.5%	30,552	6.5%

Accordingly, as of December 31, 2021 and 2020, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least, 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The Bank’s capital conservation buffer was 8.23% at December 31, 2021. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of both December 31, 2021 and 2020, the Common Equity Tier 1 Capital to Risk-weighted Assets ratio, the Tier 1 Capital to Risk-weighted Assets ratio, the Total Capital to Risk-weighted Assets ratio, and the Tier 1 Capital to Average Assets ratio of the Bank, all exceeded the minimum requirements.

NOTE 22 FAIR VALUES

The Company established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by this hierarchy are:

Level 1: Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2: Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are valued using other financial instruments, the parameters of which can be directly observed.

Level 3: Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $107.4 million and $48.4 million at December 31, 2021 and 2020, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired, a specific reserve may be established. Loans, which are deemed to be impaired and require a reserve, are primarily valued on a non-recurring basis at the fair value of the underlying real estate collateral. Where there is no observable market price, such fair values are obtained using independent appraisals, which management evaluates to determine whether or not the fair value of the collateral is further impaired below the appraised value and adjusts for estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets. The aggregate amount of impaired loans carried at fair value was $2.8 million and $4.0 million at December 31, 2021 and 2020, respectively.

Other Real Estate Owned –Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned.  These assets are carried at the lower of their carrying value or fair value.  Fair value is based upon observable market prices, when available, reduced by estimated disposition costs, which the Company considers to be nonrecurring Level 2 inputs. When observable market prices are not available, management determines the fair value of the foreclosed asset using independent third-party appraisals, evaluated to determine whether or not the property is further impaired below the appraised value, and adjusts for estimated costs of disposition. The Company records foreclosed assets as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were $1.4 million and $3.3 million at December 31, 2021 and 2020, respectively.

Assets and liabilities measured at fair value are as follows as of December 31, 2021 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$-	$7,671	$
U.S. Government Agencies	-	9,089		-
Taxable municipals	-	22,980		-
Corporate bonds	-	2,019		-
Mortgage backed securities	-	65,599		-

(On a non-recurring basis) Other real estate owned	-	-		1,361
Impaired loans:
Real estate secured:
Commercial	-	-		414
Construction and land development	-	-		24
Residential 1-4 family	-	-		1,848
Multifamily	-	-		-
Farmland	-	-		517
Commercial	-	-		28
Agriculture	-	-		-
Consumer installment loans	-	-		2
All other loans	-	-		-
Total	$-	$107,358		$4,194

Assets and liabilities measured at fair value are as follows as of December 31, 2020 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Government Agencies	$-	$14,107	$-
Taxable municipals	-	5,345	-
Corporate bonds	-	6,048	-
Mortgage backed securities	-	22,906	-

(On a non-recurring basis) Other real estate owned	-	-	3,334
Impaired loans:
Real estate secured:
Commercial	-	-	1,377
Construction and land development	-	-	99
Residential 1-4 family	-	-	1,927
Multifamily	-	-	-
Farmland	-	-	597
Commercial	-	-	25
Agriculture	-	-	-
Consumer installment loans	-	-	5
All other loans	-	-	-
Total	$-	$48,406	$7,364

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at December 31, 2021	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$2,667	$4,030	Appraised Value/Discounted Cash Flows/Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$1,361	$3,334	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

December 31, 2021
Financial Instruments – Assets
Net Loans	$587,009	$580,024	$-	$577,357	$2,667

Financial Instruments – Liabilities
Time Deposits	196,285	198,353	-	198,353	-
Borrowed Funds	16,496	15,649	-	15,649	-

December 31, 2020
Financial Instruments – Assets
Net Loans	$568,375	$564,664	$-	$560,634	$4,030

Financial Instruments – Liabilities
Time Deposits	234,449	237,768	-	237,768	-
Borrowed Funds	21,496	16,788	-	16,788	-

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

NOTE 23 REVENUE FROM CONTRACTS WITH CUSTOMERS

All of our revenue from contracts with customers as defined in ASC 606 is recognized within Noninterest Income. The following table presents Noninterest Income by revenue stream for the years ended December 31, 2021 and 2020.

(Dollars are in thousands)	2021	2020
Service charges and fees	$3,724	$3,217
Card processing and interchange income	3,871	3,314
Insurance and investment fees	1,029	716
Gains on sales of available-for-sale securities (1)	322	4
Other noninterest income	1,034	896
Total Noninterest Income	$9,980	$8,147

(1)	– Not within the scope of ASU 2014-9

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

NOTE 24 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the years ended December 31, 2021 and 2020:

(Dollars are in thousands)	2021	2020
Advertising, sponsorships and donations	$252	$216
ATM network expense	1,473	1,476
Legal and professional fees	922	839
Consulting fees	269	504
Loan related expenses	599	353
Printing and supplies	133	141
FDIC insurance premiums	266	393
Other real estate owned expenses, net	506	307
Other operating expenses	2,556	2,507
Total	$6,976	$6,736

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

On February 28, 2022, the board of directors declared a dividend of $0.05 per share payable on March 31, 2022 to shareholders of record as of March 15, 2022.

At this time, we cannot state how the continuing economic uncertainty related to the pandemic and current geopolitical conditions will affect the financial position, operations or liquidity of the Company.

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

In March 2020, the FASB released ASU 2020-03, ‘Codification Improvements to Financial Instruments,’ as part of its ongoing project for improving the Codification or correcting its unintended application. This Update is being issued to increase stakeholder awareness of these amendments. These amendments affect Fair Value Option Disclosures, Applicability of Portfolio Exception in Topic 820 to Nonfinancial Items, Disclosures for Depository and Lending Institutions, Cross-Reference to Line-of-Credit or Revolving-Debt Arrangements Guidance in Subtopic 470-50, Cross-Reference to Net Asset Value Practical Expedient in Subtopic 820-10, Interaction of Topic 842 and Topic 326, and Interaction of Topic 326 and Subtopic 860-20. The amendments in this update are effective immediately. The implementation of these amendments did not have a material effect on its financial statements.

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

In August 2020, the FASB released ASU 2020-06, ‘Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,’ which reduces the number of accounting models for convertible debt instruments and convertible preferred stock. The Board concluded that eliminating certain accounting models simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners, and improves the decision usefulness and relevance of the information provided to financial statement users. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The implementation of these amendments did not have a material effect on its financial statements.

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

NOTE 27 PARENT CORPORATION ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Dollars in Thousands)

	2021	2020
ASSETS
Due from banks	$187	$215
Investment in subsidiaries	78,460	72,990
Other assets	1,645	1,669
Total Assets	$80,292	$74,874

LIABILITIES
Accrued interest payable	$104	$109
Accrued expenses and other liabilities	61	92
Trust preferred securities	16,496	16,496
Total Liabilities	16,661	16,697

STOCKHOLDERS’ EQUITY
Common stock - $2.00 par value, 50,000,000 shares authorized; 23,922,086 shares issued and outstanding at both December 31, 2021 and 2020	47,844	47,844
Additional paid capital	14,570	14,570
Retained earnings (deficit)	2,031	(4,979)
Accumulated other comprehensive (loss) income	(814)	742
Total Stockholders’ Equity	63,631	58,177
Total Liabilities and Stockholders’ Equity	$80,292	$74,874

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Dollars in thousands)

	2021	2020

Income
Miscellaneous income	$13	$16
Dividends from subsidiaries	430	610
Undistributed income of subsidiaries	7,026	2,842
Total income	7,469	3,468

Expenses
Trust preferred securities interest expense	420	541
Professional fees	99	114
Other operating expenses	58	19
Total Expenses	577	674

Income before Income Taxes	6,892	2,794
Income Tax Benefit	(118)	(96)
Net Income	$7,010	$2,890

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Dollars in thousands)

	2021	2020

Cash Flows From Operating Activities
Net income	$7,010	$2,890
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(6,580)	(2,842)
Net (increase) decrease in other assets	(422)	67
Net decrease in other liabilities	(36)	(109)
Net cash (used in) provided by operating activities	(28)	6

Net (decrease) increase in Cash and Cash Equivalents	(28)	6
Cash and Cash Equivalents, Beginning of year	215	209
Cash and Cash Equivalents, End of Year	$187	$215

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$425	$614
Taxes	$—	$(166)

NOTE 28 SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2021 QUARTERS
(Dollars in thousands except per share data)	Fourth	Third	Second	First
Income statement
Net interest income	$6,729	7,418	6,651	$6,413
Provision for loan losses	—	—	186	186
Noninterest income	2,503	2,970	2,378	2,129
Noninterest expense	6,727	8,067	6,724	6,349
Net income	1,917	1,845	1,663	1,585
Earnings per share, basic and diluted *	0.08	0.08	0.07	0.07
Period end balance sheet
Total loans receivable	$593,744	574,053	591,914	$594,454
Total assets	794,647	800,849	797,588	810,266
Total deposits	707,513	713,489	711,367	720,954
Total stockholders’ equity	63,631	62,518	60,964	59,347

	2020 QUARTERS

(Dollars in thousands except per share data)	Fourth	Third	Second	First
Income statement
Net interest income	$6,447	6,414	$6,140	$6,142
Noninterest income	300	450	550	1,000
Provision for loan losses	2,234	2,116	1,628	2,165
Noninterest expense	6,272	6,282	7,192	7,251
Net income (loss)	1,391	1,424	29	46
Earnings (loss) per share, basic and diluted	0.06	0.06	0.00	0.00
Period end balance sheet
Total loans receivable	$575,566	585,122	$587,566	$560,468
Total assets	756,302	749,125	754,651	715,144
Total deposits	668,012	661,672	668,404	629,525
Total stockholders’ equity	58,177	56,919	55,473	55,251

*	- For 2021, quarterly income per share does not total year-to-date income per share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” issued in 2013. Based on this assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2021.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Election of Directors,” “Incumbent Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the captions “Director Compensation” and “Executive Compensation and Related Party Transactions” in the 2022 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 2022 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Executive Compensation and Related Party Transactions” and “Corporate Governance” in the 2022 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Audit Information” in the 2022 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

Item 15.	Exhibit and Financial Statement Schedules

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

Date: March 31, 2022

By: /s/ CHRISTOPHER G. SPEAKS

Christopher G. Speaks

Executive Vice President, Chief Financial Officer and Treasurer

Date: March 31, 2022

By: /s/ JOHN J. BOCZAR

John J. Boczar

Chief Accounting Officer and Secretary

Date: March 31, 2022

POWER OF ATTORNEY

Each of the undersigned hereby appoints C. Todd Asbury and Christopher G. Speaks, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the “Commission”) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. TODD ASBURY	Director, President and	March 31, 2022
C. Todd Asbury	Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER G. SPEAKS	Executive Vice President and	March 31, 022
Christopher G. Speaks	Chief Financial Officer
(Principal Financial Officer)
/s/ JOHN J. BOCZAR	Chief Accounting Officer	March 31, 2022
John J. Boczar	(Principal Accounting Officer)

/s/ TIM BALL	Director	March 31, 2022
Tim Ball

/s/ GINA D. BOGGESS	Director	March 31, 2022
Gina D. Boggess

/s/ J. ROBERT BUCHANAN	Director	March 31, 2022
J. Robert Buchanan

/s/ JOE CARTER	Director	March 31, 2022
Joe Carter

/s/ JOHN D. COX	Director	March 31, 2022
John D. Cox

/s/ CHARLES H. GENT	Director	March 31, 2022
Charles H. Gent
/s/ EUGENE HEARL	Director	March 31, 2022
Eugene Hearl

/s/ HAROLD LYNN KEENE	Chairman, Director	March 31, 2022
Harold Lynn Keene
/s/ MICHAEL G. MCGLOTHLIN	Director	March 31, 2022
Michael G. McGlothlin

/s/ B. SCOTT WHITE	Vice Chairman, Director	March 31, 022
B. Scott White