Form 10-Q
period 2022-03-31
NEW PEOPLES BANKSHARES INC
filed 2022-05-16
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock was 23,921,022 as of May 13, 2022.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2022	2021
ASSETS

Cash and due from banks	$17,040	$14,952
Interest-bearing deposits with banks	61,806	45,766
Federal funds sold	18	228
Total Cash and Cash Equivalents	78,864	60,946

Investment securities available-for-sale, at fair value	106,820	107,358
Loans held for sale	100	—

Loans receivable	595,132	593,744
Allowance for loan losses	(6,759)	(6,735)
Net loans	588,373	587,009

Bank premises and equipment, net	20,293	20,735
Other real estate owned	795	1,361
Accrued interest receivable	2,087	2,112
Deferred taxes, net	2,610	1,673
Bank owned life insurance	4,690	4,685
Right-of-use assets – operating leases	3,981	4,062
Other assets	4,923	4,706

Total Assets	$813,536	$794,647

LIABILITIES

Deposits:
Noninterest bearing	$269,251	$251,257
Interest-bearing	461,717	456,256
Total Deposits	730,968	707,513

Borrowed funds	16,496	16,496
Lease liabilities – operating leases	3,981	4,062
Accrued interest payable	254	272
Accrued expenses and other liabilities	2,925	2,673

Total Liabilities	754,624	731,016

SHAREHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,922,086 shares issued and outstanding at March 31, 2022 and December 31, 2021	47,844	47,844
Additional paid-in-capital	14,570	14,570
Retained earnings	2,756	2,031
Accumulated other comprehensive loss	(6,258)	(814)

Total Shareholders’ Equity	58,912	63,631

Total Liabilities and Shareholders’ Equity	$813,536	$794,647

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

INTEREST AND DIVIDEND INCOME	2022	2021
Loans including fees	$6,674	$6,921
Interest-earning deposits with banks	21	19
Investments	435	247
Dividends on equity securities (restricted)	27	32
Total Interest and Dividend Income	7,157	7,219

INTEREST EXPENSE
Deposits	430	683
Borrowed funds	106	123
Total Interest Expense	536	806

NET INTEREST INCOME	6,621	6,413

PROVISION FOR LOAN LOSSES	100	186

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,521	6,227

NONINTEREST INCOME
Service charges and fees	1,007	832
Card processing and interchange	916	864
Insurance and investment fees	241	226
Other noninterest income	205	207
Total Noninterest Income	2,369	2,129

NONINTEREST EXPENSES
Salaries and employee benefits	3,275	3,079
Occupancy and equipment expense	1,006	1,176
Data processing and telecommunications	554	573
Other operating expenses	1,604	1,521
Total Noninterest Expenses	6,439	6,349

INCOME BEFORE INCOME TAXES	2,451	2,007

INCOME TAX EXPENSE	530	422

NET INCOME	$1,921	$1,585

Earnings Per Share
Basic and diluted	$0.08	$0.07

Average Weighted Shares of Common Stock
Basic and diluted	23,922,086	23,922,086

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended March 31,
	2022	2021

NET INCOME	$1,921	$1,585

Other comprehensive income:
Investment Securities Activity
Unrealized losses arising during the period	(6,892)	(525)
Other comprehensive losses on investment securities	(6,892)	(525)
Related tax benefit	(1,448)	(110)
TOTAL OTHER COMPREHENSIVE LOSS	(5,444)	(415)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(3,523)	$1,170

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, December 31, 2020	23,922	$47,844	$14,570	$(4,979)	$742	$58,177

Net income	—	—	—	1,585	—	1,585
Other comprehensive loss, net of tax	—	—	—	—	(415)	(415)
Balance, March 31, 2021	23,922	$47,844	$14,570	$(3,394)	$327	$59,347

Balance, December 31, 2021	23,922	$47,844	$14,570	$2,031	$(814)	$63,631

Net income	—	—	—	1,921	—	1,921
Other comprehensive loss, net of tax	—	—	—	—	(5,444)	(5,444)
Cash dividend declared ($0.05 per share)	—	—	—	(1,196)	—	(1,196)
Balance, March 31, 2022	23,922	$47,844	$14,570	$2,756	$(6,258)	$58,912

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(IN THOUSANDS)

(UNAUDITED)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,921	$1,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	471	563
Provision for loan losses	100	186
Income on bank owned life insurance	(5)	(12)
Gain on sale of mortgage loans	(6)	(56)
Loss on sale of premises and equipment	—	3
(Gain) loss on sale of other real estate owned	(27)	17
Loans originated for sale	(337)	(3,459)
Proceeds from sales of loans originated for sale	243	3,904
Adjustment of carrying value of other real estate owned	137	28
Amortization of bond premiums	134	93
Deferred tax benefit	511	423
Net change in:
Accrued interest receivable	25	169
Other assets	(185)	1,002
Accrued interest payable	(18)	(77)
Accrued expenses and other liabilities	262	24
Net Cash Provided by Operating Activities	3,226	4,393

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(1,156)	(19,090)
Purchase of securities available-for-sale	(10,677)	(1,481)
Proceeds from repayments and maturities of securities available-for-sale	4,189	2,977
Net purchase of equity securities (restricted)	(32)	—
Payments for the purchase of premises and equipment	(29)	(952)
Proceeds from sales of other real estate owned	138	65
Net Cash Used in Investing Activities	(7,567)	(18,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in noninterest bearing deposits	17,994	35,580
Net change in interest bearing deposits	5,461	17,362
Dividends paid	(1,196)	—
Net Cash Provided by Financing Activities	22,259	52,942

Net increase in cash and cash equivalents	17,918	38,854
Cash and Cash Equivalents, Beginning of the Period	60,946	92,350
Cash and Cash Equivalents, End of the Period	$78,864	$131,204

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$554	$883
Supplemental Disclosure of Non-cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$—	$118
Loans made to finance sale of other real estate owned	$308	$—
Change in unrealized losses on securities available for sale	$(6,892)	$(525)

The accompanying notes are an integral part of these consolidated financial statements.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2022 and December 31, 2021, and the results of operations for the three month periods ended March 31, 2022 and 2021. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income.

NOTE 3 EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three month periods ended March 31, 2022 and 2021, there were no potential common shares. Basic and diluted net earnings per common share calculations follow:

(Dollars in Thousands, Except Share and Per Share Data)	For the three months ended March 31,
	2022	2021
Net income	$1,921	$1,585
Weighted average shares outstanding	23,922,086	23,922,086
Weighted average diluted shares outstanding	23,922,086	23,922,086

Basic and diluted income per share	$0.08	$0.07

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of March 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2022 and December 31, 2021, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022:
Total Capital to Risk Weighted Assets	86,861	15.90%	$43,711	8.0%	$54,639	10.0%
Tier 1 Capital to Risk Weighted Assets	80,102	14.66%	32,784	6.0%	43,711	8.0%
Tier 1 Capital to Average Assets	80,102	9.95%	32,203	4.0%	40,254	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	80,102	14.66%	24,588	4.5%	35,515	6.5%

December 31, 2021:
Total Capital to Risk Weighted Assets	85,890	16.23%	$42,332	8.0%	$52,915	10.0%
Tier 1 Capital to Risk Weighted Assets	79,274	14.98%	31,749	6.0%	42,332	8.0%
Tier 1 Capital to Average Assets	79,274	9.86%	32,145	4.0%	40,181	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	79,274	14.98%	23,812	4.5%	34,395	6.5%

Accordingly, as of March 31, 2022 and December 31, 2021, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. All ratios shown in the table above exceed the minimum requirements. The Bank’s capital conservation buffer as of March 31, 2022 was 7.90%.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (AFS) securities as of March 31, 2022 and December 31, 2021 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
March 31, 2022
U.S. Treasuries	$10,493	$3	$488	$10,008
U.S. Government Agencies	8,669	16	286	8,399
Taxable municipals	22,815	11	2,508	20,318
Corporate bonds	3,523	8	133	3,398
Mortgage backed securities	69,242	8	4,553	64,697
Total Securities AFS	$114,742	$46	$7,968	$106,820
December 31, 2021
U.S. Treasuries	$7,791	$2	$122	$7,671
U.S. Government Agencies	9,098	77	86	9,089
Taxable municipals	23,075	159	254	22,980
Corporate bonds	2,014	23	18	2,019
Mortgage backed securities	66,410	143	954	65,599
Total Securities available for sale	$108,388	$404	$1,434	$107,358

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
U. S. Treasuries	$8,289	$488	$—	$—	$8,289	$488
U.S. Government Agencies	3,317	162	3,115	124	6,432	286
Taxable municipals	18,655	2,455	350	53	19,005	2,508
Corporate bonds	1,867	133	—	—	1,867	133
Mortgage backed securities	53,460	3,767	7,640	786	61,100	4,553
Total Securities AFS	$85,588	$7,005	$11,105	$963	$96,693	$7,968
December 31, 2021
U.S. Treasuries	$6,200	$122	$—	$—	$6,200	$122
U.S. Government Agencies	977	10	3,434	76	4,411	86
Taxable municipals	13,040	237	387	17	13,427	254
Corporate bonds	1,482	18	—	—	1,482	18
Mortgage backed securities	52,180	758	6,282	196	58,462	954
Total Securities AFS	$73,879	$1,145	$10,103	$289	$83,982	$1,434

At March 31, 2022, there were 192 securities in a loss position, of which 33 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $11.1 million and $12.1 million at March 31, 2022 and December 31, 2021, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

No AFS debt securities were sold during the three months ended March 31, 2022 and 2021.

The amortized cost and fair value of investment securities at March 31, 2022, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$301	$304	3.46%
Due after one year through five years	12,855	12,454	1.72%
Due after five years through ten years	13,449	12,711	1.70%
Due after ten years	88,137	81,351	1.70%
Total	$114,742	$106,820	1.71%

The Bank, as a member of the Federal Reserve Bank of Richmond (the Reserve Bank) and the Federal Home Loan Bank (the FHLB) of Atlanta, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in Other Assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.1 million and $2.0 million at March 31, 2022 and December 31, 2021, respectively. The stock has no quoted market value and no ready market exists.

NOTE 6 LOANS

At March 31, 2022, $100 thousand of loans were held for sale. At December 31, 2021, no loans were held for sale, which represent mortgage loans originated for sale. These originations and sales are executed on a best efforts basis.

Loans receivable outstanding as of March 31, 2022 and December 31, 2021 are summarized as follows:

(Dollars are in thousands)	March 31, 2022	December 31, 2021
Real estate secured:
Commercial	$207,339	$206,162
Construction and land development	38,846	32,325
Residential 1-4 family	224,478	224,530
Multifamily	34,409	33,048
Farmland	18,107	18,735
Total real estate loans	523,179	514,800
Commercial	47,620	54,325
Agriculture	3,916	4,021
Consumer installment loans	18,947	18,756
All other loans	1,470	1,842
Total loans	$595,132	$593,744

Included in commercial loans at March 31, 2022 and December 31, 2021 were $2.8 million and $6.4 million of Paycheck Protection Program (PPP) loans, respectively, that are guaranteed by the Small Business Administration (SBA).

Also included in total loans above are deferred loan fees of $1.7 million and $1.8 million at March 31, 2022 and December 31, 2021, respectively. Deferred loan costs were $2.1 million and $2.0 million, at March 31, 2022 and December 31, 2021, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or costs is recognized at that time.

Loans receivable on nonaccrual status as of March 31, 2022 and December 31, 2021 are summarized as follows:

(Dollars are in thousands)	March 31, 2022	December 31, 2021
Real estate secured:
Commercial	$289	$415
Construction and land development	36	37
Residential 1-4 family	2,217	2,314
Multifamily	50	111
Farmland	46	48
Total real estate loans	2,638	2,925
Commercial	—	9
Consumer installment loans and other loans	2	7
Total loans receivable on nonaccrual status	$2,640	$2,941

Total interest income not recognized on nonaccrual loans for the three months ended March 31, 2022 and March 31, 2021 was $5 thousand and $135 thousand, respectively.

Under the provisions of the CARES Act, or related guidance issued by banking regulators, modifications, mainly in the form of short-term payment deferrals, were granted on 786 loans totaling $119.6 million, during 2020. At March 31, 2022 and December 31, 2021, no loans were subject to pandemic related forbearance. At March 31, 2022, 511 of the original 786 accounts remain, totaling $75.5 million. Of these remaining accounts, three loans totaling $133 thousand are past due 90 days or more.

The following table presents information concerning the Company’s investment in loans considered impaired as of March 31, 2022 and December 31, 2021:

As of March 31, 2022 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$97	$138	$—
Construction and land development	17	291	—
Residential 1-4 family	1,484	1,786	—
Multifamily	—	—	—
Farmland	301	470	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	1	2	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	307	368	86
Construction and land development	—	—	—
Residential 1-4 family	302	331	49
Multifamily	50	111	50
Farmland	193	205	13
Commercial	26	34	1
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$2,778	$3,736	$199

As of December 31, 2021 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$99	$140	$—
Construction and land development	24	298	—
Residential 1-4 family	1,508	1,791	—
Multifamily	—	—	—
Farmland	320	490	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	2	2	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	315	372	94
Construction and land development	—	—	—
Residential 1-4 family	340	372	53
Multifamily	—	—	—
Farmland	197	209	17
Commercial	28	35	2
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$2,833	$3,709	$166

The following tables present information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Three Months Ended
	March 31, 2022		March 31, 2021
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Real estate secured:
Commercial	$171	$1	$441	$—
Construction and land development	41	4	94	4
Residential 1-4 family	1,602	11	1,781	14
Multifamily	—	—	—	—
Farmland	370	6	483	9
Commercial	—	—	—	—
Agriculture	—	—	—	—
Consumer installment loans	2	—	4	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	589	1	1,501	3
Construction and land development	—	—	—	—
Residential 1-4 family	320	3	319	—
Multifamily	25	—	—	—
Farmland	157	2	104	—
Commercial	68	—	230	1
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—
Total	$3,345	$28	$4,957	$31

An age analysis of past due loans receivable as of March 31, 2022 and December 31, 2021 is below. At March 31, 2022 and December 31, 2021, there were no loans over 90 days past due that were accruing.

As of March 31, 2022 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$—	$—	$—	$207,339	$207,339
Construction and land development	6	—	37	43	38,803	38,846
Residential 1-4 family	2,028	124	377	2,529	221,949	224,478
Multifamily	—	—	50	50	34,359	34,409
Farmland	17	—	—	17	18,090	18,107
Total real estate loans	2,051	124	464	2,639	520,540	523,179
Commercial	—	—	—	—	47,620	47,620
Agriculture	1	—	—	1	3,915	3,916
Consumer installment loans	67	14	—	81	18,866	18,947
All other loans	—	—	—	—	1,470	1,470
Total loans	$2,119	$138	$464	$2,721	$592,411	$595,132

As of December 31, 2021 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	—	—	—	—	206,162	$206,162
Construction and land development	7	—	7	14	32,311	32,325
Residential 1-4 family	2,473	240	486	3,199	221,331	224,530
Multifamily	—	—	111	111	32,937	33,048
Farmland	—	—	—	—	18,735	18,735
Total real estate loans	2,480	240	604	3,324	511,476	514,800
Commercial	5	—	—	5	54,320	54,325
Agriculture	—	—	—	—	4,021	4,021
Consumer installment Loans	56	5	—	61	18,695	18,756
All other loans	—	—	—	—	1,842	1,842
Total loans	2,541	245	604	3,390	590,354	$593,744

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

Based on the most recent analysis performed, the risk categories of loans receivable as of March 31, 2022 and December 31, 2021 was as follows:

As of March 31, 2022 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$199,674	$7,376	$289	$—	$207,339
Construction and land development	37,917	892	37	—	38,846
Residential 1-4 family	221,493	769	2,216	—	224,478
Multifamily	33,928	431	50	—	34,409
Farmland	17,128	933	46	—	18,107
Total real estate loans	510,140	10,401	2,638	—	523,179
Commercial	46,566	1,054	—	—	47,620
Agriculture	3,916	—	—	—	3,916
Consumer installment loans	18,944	1	2	—	18,947
All other loans	1,470	—	—	—	1,470
Total	$581,036	$11,456	$2,640	$—	$595,132

As of December 31, 2021 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$198,022	$7,725	$415	$—	$206,162
Construction and land development	31,366	922	37	—	32,325
Residential 1-4 family	221,342	915	2,273	—	224,530
Multifamily	32,499	438	111	—	33,048
Farmland	18,137	550	48	—	18,735
Total real estate loans	501,366	10,550	2,884	—	514,800
Commercial	53,162	1,154	9	—	54,325
Agriculture	4,021	—	—	—	4,021
Consumer installment loans	18,746	2	8	—	18,756
All other loans	1,842	—	—	—	1,842
Total	$579,137	$11,706	$2,901	$—	$593,744

NOTE 7 ALLOWANCE FOR LOAN LOSSES

In determining the amount of our allowance for loan losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision. Due to the underlying SBA guarantee provided for PPP loans, these accounts were not included in either the portfolio segment or impairment calculations at March 31, 2022 and December 31, 2021. Additionally, due to uncertainties presented by the ongoing pandemic and the resulting economic uncertainty, internal and external qualitative factors were revised accordingly. This revision included reviewing our internal scoring related to loan modifications and extensions, and external factors, specifically, unemployment and other economic factors.

The following tables present activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2022 and 2021, respectively. Additionally, the allocation of the allowance by recorded portfolio segment and impairment method is presented as of March 31, 2022, and December 31, 2021, respectively

(Dollars are in thousand)	Real estate secured Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2022
Beginning balance	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735
Charge-offs	—	—	—	(61)	—	(28)	—	(14)	—	(103)
Recoveries	—	—	14	—	—	11	—	2	—	27
Provision	(2)	40	(53)	120	(6)	(77)	—	16	62	100
Ending balance	$2,132	$229	$2,198	$313	$143	$1,005	$28	$112	$599	$6,759

Allowance for loan losses at March 31, 2022
Individually evaluated for impairment	$86	$—	$49	$50	$13	$1	$—	$—	$—	$199
Collectively evaluated for impairment	2,046	229	2,149	263	130	1,004	28	112	599	6,560
	$2,132	$229	$2,198	$313	$143	$1,005	$28	$112	$599	$6,759

Loans at March 31, 2022
Individually evaluated for impairment	$404	$17	$1,786	$50	$494	$26	$—	$1	$—	$2,778
Collectively evaluated for impairment	206,935	38,829	222,692	34,359	17,613	47,594	3,916	20,416	—	592,354
	$207,339	$38,846	$224,478	$34,409	$18,107	$47,620	$3,916	$20,417	$—	$595,132

(Dollars are in thousands)	Real estate secured Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Allowance for loan losses at December 31, 2021
Individually evaluated for impairment	$94	$—	$53	$—	$17	$2	$—	$—	$—	$166
Collectively evaluated for impairment	2,040	189	2,184	254	132	1,097	28	108	537	6,569
	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735

Loans at December 31, 2021
Individually evaluated for impairment	$414	$24	$1,848	$—	$517	$28	$—	$2	$—	$2,833
Collectively evaluated for impairment	205,748	32,301	222,682	33,048	18,218	54,297	4,021	20,596	—	590,911
	$179,381	$25,031	$222,980	$16,569	$18,368	$86,010	$4,450	$22,777	$—	$593,744

(Dollars are in thousands)	Real estate secured Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2021
Beginning balance	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$—	$7,191
Charge-offs	—	—	(6)	—	—	(92)	—	(13)	—	(111)
Recoveries	2	—	8	—	—	—	—	17	—	27
Provision	178	(47)	330	14	59	(298)	(7)	(43)	—	186
Ending balance	$2,461	$186	$2,283	$165	$156	$1,885	$33	$124	$—	$7,293

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS

There were $2.4 million and $2.5 million in loans classified as troubled debt restructurings at March 31, 2022 and December 31, 2021, respectively. All loans considered to be troubled debt restructurings are individually evaluated for impairment as part of the allowance for loan losses calculation. No loans modified during the three months ended March 31, 2022 or March 31, 2021, were considered to be troubled debt restructurings.

One loan totaling $84 thousand, previously modified as a trouble debt restructuring, defaulted during the three months ended March 31, 2022. No restructured notes defaulted during the three months ended March 31, 2021. Generally, a restructured troubled debt is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the three months ended March 31, 2022 and the year ended December 31, 2021:

(Dollars are in thousands)	March 31, 2022	December 31, 2021
Balance, beginning of period	$1,361	$3,334
Additions	—	566
Transfers from premises and equipment	—	950
Proceeds from sales	(138)	(2,645)
Proceeds from insurance claims	—	(54)
Loans made to finance sales	(308)	(400)
Adjustment of carrying value	(137)	(466)
Net gains from sales	17	76
Balance, end of period	$795	$1,361

NOTE 10 FAIR VALUES

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market and in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in the principal or most advantageous market and in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $106.8 million and $107.4 million at March 31, 2022 and December 31, 2021, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired, a specific reserve may be established. Loans, which are deemed to be impaired and require a reserve are primarily valued on a non-recurring basis at the fair value of the underlying real estate collateral. Where there is no observable market price, such fair values are obtained using independent appraisals, which management evaluates to determine whether or not the fair value of the collateral is further impaired below the appraised value and adjusts for estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets.

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

Assets and liabilities measured at fair value are as follows as of March 31, 2022 (for purpose of this table the impaired loans are shown net of the related allowance):

March 31, 2022 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$—	$10,008	$—
U.S. Government Agencies		8,399
Taxable municipals	—	20,318	—
Corporate bonds	—	3,398	—
Mortgage backed securities	—	64,697	—

(On a non-recurring basis) Other real estate owned	—	—	795
Impaired loans	—	—	2,579
Total	$—	$106,820	$3,374

Assets and liabilities measured at fair value are as follows as of December 31, 2021 (for purpose of this table the impaired loans are shown net of the related allowance):

December 31, 2021 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$—	$7,671	$—
U.S. Government Agencies		9,089
Taxable municipals	—	22,980	—
Corporate bonds	—	2,019	—
Mortgage backed securities	—	65,599	—

(On a non-recurring basis) Other real estate owned	—	—	1,361
Impaired loans			2,667
Total	$—	$107,358	4,194

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at March 31, 2022	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$2,579	$2,667	Appraised Value/ Market Value of Note	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$795	$1,361	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The carrying values of cash and due from banks, federal funds sold, interest-bearing deposits, deposits with no stated maturities and accrued interest approximates fair value and are excluded from the table below.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments and their placement in the fair value hierarchy at March 31, 2022 and December 31, 2021 was as follows (in thousands):

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

March 31, 2022
Financial Instruments – Assets
Net Loans	$588,373	$582,253	$—	$—	$582,253

Financial Instruments – Liabilities
Time Deposits	190,572	192,407	—	192,407	—
Borrowed funds	16,496	15,970	—	15,970	—

December 31, 2021
Financial Instruments – Assets
Net Loans	$587,009	$580,024	$—	$—	$580,024

Financial Instruments – Liabilities
Time Deposits	196,285	198,353	—	198,353	—
Borrowed funds	16,496	15,649	—	15,649	—

NOTE 11 LEASING ACTIVITIES

As of March 31, 2022, the Bank leases four branch office sites resulting from sale leaseback transactions entered into in 2017 and a sublet of a lot adjacent to another office. The lease agreements have maturity dates ranging from May 2032 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms at March 31, 2022 was 10.36 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases at March 31, 2022 was 3.24%.

The Company’s operating lease costs for the three months ended March 31, 2022 and 2021, as the result of the transactions discussed above, were $114 thousand and $138 thousand, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At March 31, 2022, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2022	$330
2023	455
2024	455
2025	455
2026	455
Thereafter	2,698
Total lease payments	4,848
Less imputed interest	867
Total	$3,981

NOTE 12 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within Noninterest income. The following table presents Noninterest income by revenue stream for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31,
(Dollars in thousands)	2022	2021
Service charges and fees	$1,007	$832
Card processing and interchange income	916	864
Insurance and investment fees	241	226
Other noninterest income	205	207
Total Noninterest Income	$2,369	$2,129

NOTE 13 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended March 31,
(Dollars are in thousands)	2022	2021
Advertising	$28	$35
ATM network expense	367	342
Legal, accounting and professional fees	231	267
Consulting fees	67	55
Loan related expenses	97	107
Printing and supplies	33	36
FDIC insurance premiums	49	70
Other real estate owned, net	130	97
Other	602	512
Total other operating expenses	$1,604	$1,521

NOTE 14 SUBSEQUENT EVENTS

On April 20, 2022, the United States District Court for the Western District of Virginia issued summary judgment, in favor of the Bank, dismissing all remaining claims made in a lawsuit filed by a former employee in January 2021, alleging wrongful termination based on gender, religion and age.

On April 28, 2022 the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through March 31, 2023. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. There is no assurance that the Company will purchase any shares under this program.

NOTE 15 RECENT ACCOUNTING DEVELOPMENTS

The following is a summary of recent authoritative announcements:

In June 2016, per ASU No. 2016-13, ‘Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,’ the Financial Accounting Standards Board (the FASB) issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. Subsequently, per ASU No. 2019-10, implementation for the Company is delayed until reporting periods beginning after December 15, 2022. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. The Company has contracted with a software vendor and is currently working through the implementation process. It is anticipated the Company will run the new methodology parallel to the current allowance methodology for several periods before full implementation.

In March 2020, the FASB released ASU 2020-04, ‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting,’ which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offering Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in the Update are effective for the Company as of March 12, 2020 through December 31, 2022. The Company is working through implementation of this guidance, and to date this amendment has not had a material impact on its financial statements.

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

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

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

Critical Accounting Policies

For discussion of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 10-K). Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to the allowance for loan losses and the related provision for loan losses and the calculation of our deferred tax asset and related valuation allowance.

The allowance represents an amount that, in the Company's judgment, will be adequate to absorb probable and estimable losses inherent in the loan portfolio. The judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower's ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. In the past, the Company provided a valuation allowance on its net deferred tax assets where it was deemed more likely than not such assets would not be realized. At March 31, 2022 and December 31, 2021, the Company had no valuation allowance on its net deferred tax assets.

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

Overview and Highlights

The Company generated net income for the three months ended March 31, 2022 of $1.9 million, or basic and diluted net income per share of $0.08, as compared to the three months ended March 31, 2021 when the Company had net income of $1.6 million, or $0.07 basic and diluted net income per share. The primary drivers for the increase were increases in net interest income of $208 thousand, a reduction in the provision for loan losses of $86 thousand, and an increase in total noninterest income of $241 thousand.

Net interest income increased $208 thousand due to a $270 thousand decrease in interest expense, which more than offset a $62 thousand decrease in interest income. Although year-over-year there was a $36.3 million increase in the volume of earning assets, due largely to growth in the investment and loan portfolios of $60.7 million and $9.3 million, respectively, interest income attributed to the increased volume of earning assets increased only $43 thousand. There are a couple of primary reasons for the results. One, the net increase was negatively impacted comparative to the prior year due to a $312 thousand decrease in loan fee income resulting from the forgiveness in PPP loans in 2021 which was not replicated in 2022. We anticipate loan interest income to be less in the second and third quarters of 2022 as compared to the same periods in 2021 for the same reasons related to the PPP loan fee income cessation. Secondly, interest income was negatively impacted by the repricing of earning assets at lower interest rates which caused a year-over-year, rate related, decline of $105 thousand. Interest expense decreased driven by the continued low interest rate environment throughout 2021 and into the first quarter of 2022, as our overall cost of funds fell 16 basis points year-over-year to 0.30% for the first quarter of 2022. Also, the mix of deposits continues to shift away from time deposits to lower, and noninterest, rate bearing deposits. Furthermore, Federal Home Loan Bank advances were paid off resulting in a decrease in interest expense of $96,000. In March and May 2022, the Federal Open Market Committee raised the target federal funds rate 25 and 50 basis points, respectively, in what is largely considered to be a series of rate increases during 2022. Due to our interest rate sensitivity position, we anticipate interest income to increase as interest rates increase in the near future; however, future year-over-year comparisons may not reflect the increase due to the impact of the PPP loan forgiveness in 2021.

The year-over-year reduction in the provision for loan losses of $86 thousand is due to a combination of factors, including the improving characteristics of the loan portfolio, as exhibited by the decline in nonperforming loans, combined with continued improving employment metrics. Annualized net charge-offs to average loans remain at low levels and were 0.05% for the quarter ended March 31, 2022. Nonaccrual loans to total loans and nonperforming assets to total assets declined to 0.44% and 0.42%, respectively at March 31, 2022.

Total non-interest income increased $240,000 during the first quarter of 2022 compared to the first quarter of 2021 due to increases in service charges and fees and card processing fees of $175 thousand and $52 thousand, respectively. The service charges and fees increase relates to increased volume in overdraft charges related to customer activity beginning to return to pre-pandemic levels as businesses reopened and as customers spend savings from stimulus payments accumulated during the pandemic. Card processing fee revenue is also volume related for reasons similar to those impacting service charge income. In addition, year-over-year, fees generated through financial and merchant services increased $12 thousand and $11 thousand, respectively, due to increased volume from both new and existing customers using these services. We continue efforts to increase noninterest income revenue through product enhancements and customer development.

Total non-interest expense increased $90 thousand, as salaries and benefits expense increased $196 thousand due to the impact of increasing our minimum base hourly wage in the fourth quarter of 2021, targeted salary adjustments to retain and attract employees, combined with normal annual wage adjustments and added accrued costs for performance incentive plans to be awarded in the first quarter of 2023, if 2022 goals are met. Occupancy expense decreased $170 thousand due largely to the reduction in the number of buildings through sales or transfers to other real estate owned. Additionally, net depreciation costs for furniture, equipment and computer equipment decreased $89 thousand as assets reached the end of their estimated economic useful lives, along with the decommissioning of a number of interactive teller machines during the fourth quarter of 2021. Other operating expenses increased $83 thousand year-over-year, primarily due to costs related to the holding and disposal of other real estate owned, which increased from $33 thousand to $130 thousand in 2021 to 2022. ATM network expenses increased $25 thousand to $367 thousand, due to increased activity combined with general cost increases. Miscellaneous losses increased $69 thousand to $50 thousand in 2022, as compared to net recoveries of $19 thousand in 2021. These increased expenses were partially offset by decreases in data processing and telecommunications costs, and FDIC insurance which decreased $19 thousand and $21 thousand, respectively. Data processing and telecommunication costs decreased due to the reduction in the number of branch sites and renegotiated contracts, while FDIC insurance decreased due to the improved risk factors considered in the premium assessment. Efforts continue to decrease non-interest expenses of the Company and improve efficiency.

Total assets increased $18.9 million, or 2.4%, to $813.5 million at March 31, 2022 from $794.6 million at December 31, 2021, funded largely by increased deposits as the low interest rate environment continues to provide liquidity. Total loans increased $1.4 million, or 0.23%, to $595.1 million at March 31, 2022 from $593.7 million at December 31, 2021. Loan growth has resulted from to increases in construction and land development loans, commercial loans secured by real estate and multi-family loans, which grew $6.5 million, $1.2 million and $1.4 million, respectively. Growth in these components of the portfolio offset a reduction in commercial loans of $6.7 million. The decrease in commercial loans was largely the result of the repayment and forgiveness of PPP loans which declined $3.6 million during the first three months of 2022. Our loan production operation in Boone, North Carolina, continues to generate positive results, as well as our Tri Cities area branches in Bristol, Virginia and Kingsport, Tennessee. Total deposits increased $23.5 million, or 3.3%, to $731.0 million at March 31, 2022 from $707.5 million at December 31, 2021, driven by liquidity resulting from the continuing low interest rate environment and seasonal growth from income tax refunds.

At March 31, 2022, shareholders’ equity totaled $58.9 million, a decrease of $4.7 million, or 7.4%, from December 31, 2021. The primary cause for the net decrease was the change in the net unrealized loss on investment securities available for sale, which increased $5.4 million, or 668.8%, during the first quarter of 2022, due to the impact of the change in interest rates. Excluding the impact of the unrealized loss, equity increased $725 thousand, due to net income of $1.9 million less the cash dividend payment of $1.2 million, which was the first cash dividend paid by the Company.

Highlights as of and for the three month period ended March 31, 2022 include:

·	Net income for the first quarter of 2022 was $1.9 million, compared to $1.6 million for the first quarter of 2021;
·	Net interest margin was 3.53% for the quarter, a decrease of 6 basis points compared to 3.59% for the quarter ended March 31, 2021;
·	Provision for loans losses was $100 thousand for the quarter, a reduction of $86 thousand compared to the first quarter of 2021;
·	Salaries and employee benefits expense increased $196 thousand, or 6.4%, to $3.3 million for the first quarter of 2022 compared to the same quarter in 2021;
·	Total assets grew $18.9 million to $813.5 million, during the first three months of 2022; while
·	Deposit balances grew $23.5 million;
·	Loan balances grew $1.4 million; and
·	Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $3.4 million at March 31, 2022, a decline of $867 thousand, or 20.2%, during the quarter.

Comparison of the Three Months ended March 31, 2022 to March 31, 2021

The Company’s primary source of income is net interest income, which increased by $208 thousand, or 3.2%, to $6.6 million for the first quarter of 2022 compared to $6.4 million for the first quarter of 2021. While we had increases in average loan balances and investment securities, those were impacted by the effect of decreases in interest rates and a decrease of $292 thousand in nonrecurring PPP loan fees in 2022, causing interest income to decrease by $62 thousand. However, total interest expense decreased $270 thousand, which more than mitigated the decrease in interest income. The decrease in interest expense was driven primarily by a $253 thousand decrease in interest on deposits, a result of growth in noninterest bearing deposits and a 16 basis-point decrease in the cost of funds to 30 bps. Overall, the net interest margin decreased 6 bps to 3.53%.

The following table shows the rates paid on earning assets and interest bearing liabilities for the periods indicated:

Net Interest Margin Analysis Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)
Three Months Ended March 31,
	2022			2021
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2) (3)	$596,060	$6,674	4.54%	$586,733	$6,921	4.79%
Federal funds sold	218	-	0.15%	227	-	0.07%
Interest bearing deposits in other banks	53,809	21	0.16%	87,535	19	0.09%
Taxable investment securities	110,435	462	1.67%	49,687	279	2.25%
Total earning assets	760,522	7,157	3.82%	724,182	7,219	4.04%
Less: Allowance for loans losses	(6,848)			(7,303)
Non-earning assets	49,332			59,938
Total Assets	$803,006			$776,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$67,217	$16	0.10%	$52,999	$14	0.11%
Savings and money market deposits	194,195	38	0.08%	164,260	37	0.09%
Time deposits	196,283	376	0.78%	232,938	632	1.10%
Short-term borrowings	-	-	-%	5,000	17	1.34%
Trust preferred securities	16,496	106	2.58%	16,496	106	2.58%
Total interest-bearing liabilities	474,191	536	0.46%	471,693	806	0.69%
Non-interest-bearing deposits	258,157	-	-%	237,454		- %
Total deposit liabilities and cost of funds	732,348	536	0.30%	709,147	806	0.46%
Other liabilities	7,575			9,031
Total Liabilities	739,923			718,178
Shareholders’ Equity	63,083			58,639
Total Liabilities and Shareholders’ Equity	$803,006			$776,817
Net Interest Income		$6,621			$6,413
Net Interest Margin			3.53%			3.59%
Net Interest Spread			3.36%			3.35%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable. (3) Includes loans held for sale

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the period indicated:

Volume and Rate Analysis

Increase (decrease)

	Three Months Ended March 31, 2022 versus 2021
(Dollars in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$(160)	$(87)	$(247)
Federal funds sold	-	-	-
Interest bearing deposits in other banks	(9)	11	2
Taxable investment securities	212	(29)	183
Total Earning Assets	43	(105)	(62)

Interest Expense:
Interest-bearing demand deposits	4	(2)	2
Savings and money market deposits	7	(6)	1
Time deposits	(90)	(166)	(256)
Short-term borrowings	(17)	-	(17)
Trust preferred securities	-	-	-
Total Interest-bearing Liabilities	(96)	(174)	(270)
Change in Net Interest Income	$139	$69	$208

Based on our current assessment of the loan portfolio, a lower provision of $100 thousand was made in the first quarter of 2022, after considering the continued improvement in loan quality, exhibited by reductions in past due and nonaccrual loans and classified assets. For a discussion of the factors affecting the allowance for loan losses, including provision expense, refer to Note 7, Allowance for Loan Losses, in Item 1 of this Form 10-Q.

Noninterest income for the first quarter of 2022 was $2.4 million, an increase of $240 thousand, or 11.3%, when compared to the same period in 2021. As discussed previously, increased revenues from service charges and card servicing fees, which increased $175 thousand and $52 thousand, respectively, were the primary drivers of this improvement. Revenue from financial services activities increased $12 thousand, or 5.3%, while merchant services income increased $11 thousand or 37.6%, as we continue to develop, or expand existing, customer relationships in these service sectors.

Total non-interest expense increased $90 thousand, year-over-year for the three month period ending March 31, 2022. As previously discussed, increases to salaries and benefits expenses of $196 thousand were largely offset by reduced occupancy expenses which decreased $170 thousand.

The efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, improved to 71.6% for the first quarter of 2022 from 74.3% for the first quarter of 2022, as we continue to implement changes to increase income and further control operating expenses.

On April 29, 2022, the Bank notified its principal regulators that it will be closing branch offices in Big Stone Gap and Chilhowie, Virginia, on August 12, 2022. Accounts serviced at these offices will be transferred to nearby branches, and employees will be reassigned to other positions or offices, as available. Interactive teller machines at these locations will remain in service for the foreseeable future. This restructuring of the branch network should improve the efficiency of service to the customers of these communities.

Income tax expense for the first quarter of 2022 totaled $530 thousand, an increase of $108 thousand, or 25.6% from the $422 thousand recorded during the same period in 2021. The year-over-year increase approximates the increase of pre-tax earnings.

Balance Sheet

Total assets increased $18.9 million, or 2.4%, to $813.5 million at March 31, 2022 from $794.6 million at December 31, 2021. This growth was primarily driven by the $23.5 million increase in deposits, which has increased interest-bearing deposits in other banks and has helped fund loan growth which increased $16.0 million and $1.4 million, respectively.

Total investments decreased $538 thousand, or 0.5%, to $106.8 million at March 31, 2022 due primarily to an increase of $6.9 million in net unrealized losses and $4.2 million of repayments and maturities, which were largely offset by purchases of $10.7 million. It is expected that purchases will continue as we deploy excess liquidity, and use the investment portfolio to manage the balance sheet and increase the return on earning assets.

There were $100 thousand of loans held for sale at March 31, 2022 versus $0 at December 31, 2021. These loans are originated for sale into the secondary market on a best efforts basis.

Loans receivable increased $1.4 million, or 0.2%, due mainly to increases in construction and land development loans, commercial loans secured by real estate and multi-family loans, which grew $6.5 million, $1.2 million and $1.4 million, respectively. Growth in these components of the portfolio offset a reduction in commercial loans of $6.7 million. The decrease in commercial loans was largely the result of the repayment and forgiveness of PPP loans which declined $3.6 million during the first three months of 2022. At March 31, 2022, PPP loans totaled $2.8 million.

Total deposits increased $23.5 million, or 3.3%, to $731.0 million at March 31, 2022 from $707.5 million at December 31, 2021, due to increases in noninterest-bearing demand deposits of $18.0 million, or 7.2%, and interest-bearing deposits of $5.5 million, or 1.2%. The increase in deposits was driven mainly by increases in interest-bearing NOW and demand deposits and other interest-bearing transaction accounts which increased $5.5 million and $5.6 million, respectively, offset by a decrease in time deposits of $5.7 million. The increase in deposits is something experienced across the industry, due to the continuing low interest rate environment, combined with the lingering impact of various stimulus and liquidity measures implemented by the government during the peak of the pandemic. While it is likely that recent and expected increases to the federal funds rate will, at some point, impact liquidity, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Trust preferred securities of $16.5 million at March 31, 2022 were unchanged compared to December 31, 2021.

Total equity at March 31, 2022 was $58.9 million, a decrease of $4.7 million, or 7.4%, compared to $63.6 million at December 31, 2021. As discussed previously and in the Capital Resources section the primary driver of the decline was the $5.4 million net increase in the other accumulated comprehensive loss, related to the unrealized loss on available for sale investment securities, along with a cash dividend payment. The increase in other accumulated comprehensive loss is related to the recent increase in interest rates and is not related to any deterioration in the credit quality of any investment securities held.

Asset Quality

Non-performing assets decreased $867 thousand, or 20.2%, during the first three months of 2022, driven by a decrease in nonaccruing loan balances of $301 thousand, a decrease in other real estate owned (OREO) of $566 thousand. As a result, the ratio of nonperforming assets to total assets decreased to 0.42% at March 31, 2022 compared to 0.54% at December 31, 2021.

Nonperforming assets include nonaccrual loans, OREO and loans past due more than 90 days which are still accruing interest. Our policy is to place loans on nonaccruing status once they reach 90 days past due. The makeup of the nonaccruing loans is primarily those secured by residential mortgages, and commercial real estate.

OREO is primarily made up of commercial properties, farmland and land of which $475 thousand consists of former branch office sites that were transferred to OREO in 2021. Those two remaining branch sites at March 31, 2022, were sold in May 2022, bringing our OREO balance down to $321 thousand. We continue extensive and aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to reduce nonperforming assets. We remain mindful of the impact on earnings and capital as we work to achieve our goal to reduce nonperforming assets. However, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Loans rated substandard or below totaled $2.6 million at March 31, 2022, a decrease of $261 thousand from $2.9 million at December 31, 2021. Total past due loans decreased to $2.7 million at March 31, 2022 from $3.4 million at December 31, 2021. Please refer to Note 6 Loans in Section 1 of this Form 10-Q for additional details related to loan ratings and past due loans.

Our allowance for loan losses at March 31, 2022 was $6.8 million, or 1.14% of total loans as compared to $6.7 million, or 1.13%, of total loans at December 31, 2021. Impaired loans totaled $2.8 million with an estimated related specific allowance of $199 thousand for potential losses at March 31, 2022 as compared to $2.8 million of impaired loans with an estimated related allowance of $166 thousand at the end of 2021. A provision of $100 thousand was recorded for the first quarter of 2022 compared to $186 thousand for the first three months of 2021. In the first three months of 2022, net charge-offs were $76 thousand, or 0.05% of average loans, annualized, as compared to $84 thousand, or 0.06%, of average loans for the same period of 2021. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. We continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the changes made in our internal policies and procedures; however, future provisions may be deemed necessary. Due to uncertainties related to the ongoing pandemic and the resulting economic uncertainty, internal and external qualitative factors that were revised early in the pandemic remain largely in place. These revisions included reviewing our internal scoring related to loan modifications and extensions, and external factors, specifically, unemployment and other economic factors.

We have commenced the process of preparing to implement the Current Expected Credit Loss (CECL) model to replace our legacy loan loss model. We are on schedule to be testing and running concurrent quarterly calculations of both the legacy and CECL models by the end of the second quarter 2022.

Selected Credit Ratios
	March 31,		December 31,
(Dollars in thousands)	2022		2021
Allowance for loan losses	$6,759		$6,735
Total loans	595,132		593,744
Allowance for loan losses to total loans	1.14%		1.13%
Nonaccrual loans	$2,640		$2,941
Nonaccrual loans to total loans	0.44%		0.50%

Ratio of allowance for loan losses to nonaccrual loans	2.56	X	2.29	X

Charge-offs net of recoveries	$76		$828
Average loans	$596,046		$586,963
Net charge-offs to average loans	0.05%		0.14%

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset, excluding the deferred tax asset on the unrealized loss on securities available for sale, of $2.6 million and $1.7 million existed at March 31, 2022 and December 31, 2021, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses.

Capital Resources

Total shareholders’ equity at March 31, 2022 was $58.9 million compared to $63.6 million at December 31, 2021, a decrease of $4.7 million, or 7.4%. As previously discussed, this decline was driven by the $5.4 million net increase in the accumulated comprehensive loss related to the unrealized loss on investment securities available- for-sale. Excluding the impact of the unrealized loss, equity increased $725 thousand, due to net income of $1.9 million less the cash dividend payment of $1.2 million.

The Company meets the eligibility criteria to be classified as a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and is therefore not obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios along with the minimum regulatory thresholds to be considered well-capitalized are presented at Note 4 in Item 1 of this Form 10-Q.

At March 31, 2022, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $2.46 at March 31, 2022, and $2.66 at December 31, 2021. Excluding the impact of the accumulated other comprehensive loss, book value per share was $2.72 and $2.69 at March 31, 2022 and December 31, 2021, respectively. Other key performance indicators are as follows:

	Three months ended March 31,
	2022	2021
Return on average assets[1]	0.97%	0.83%
Return on average equity[1]	12.35%	10.96%
Average equity to average assets	7.86%	7.55%

1 - Annualized

Under current economic conditions, we believe it is prudent to continue to retain capital sufficient to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates, and based upon projections, we believe our current capital levels will be sufficient.

During the first quarter of 2022, the Company paid its first cash dividend of $0.05 to shareholders. Earnings will continue to be retained to provide capital to support the planned growth and operations of the Company and to continue to pay any future dividends to shareholders.

On April 28, 2022 the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through March 31, 2023. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. There is no assurance that the Company will purchase any shares under this program

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $184.7 million at March 31, 2022, an increase of $25.4 million from $159.3 million at December 31, 2021. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs during 2022.

At March 31, 2022, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $95.8 million, which is net of the $11.1 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank.

Our loan to deposit ratio was 81.4% at March 31, 2022 and 83.9% at December 31, 2021. We anticipate this ratio to remain at or below 90% for the foreseeable future.

Available third-party sources of liquidity at March 31, 2022 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

The Bank’s line of credit with the FHLB is $198.6 million, with unused availability at March 31, 2022 of $186.6 million. No FHLB advances were outstanding at March 31, 2022, but the credit line also secures letters of credit totaling $12.0 million. The available line and the outstanding letters of credit are secured by a blanket lien on our residential real estate loans which amounted to $132.0 million at March 31, 2022.

The Bank also has access to the brokered deposits market and the Certificate of Deposit Registry Service (CDARS). At March 31, 2022, we held no brokered deposits and $4.4 million in CDARS reciprocal time deposits.

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

The bank holding company has approximately $748 thousand in cash on deposit at the Bank at March 31, 2022. The holding company receives periodic dividend payments from the Bank which are used to pay operating expenses, trust preferred interest payments, and fund dividend payments to shareholders. The Company makes quarterly interest payments on the trust preferred securities.

As discussed in the Capital Resources section, on April 28, 2022, the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through March 31, 2023. Payments for any repurchases will be distributed from available funds, or from dividends payments from the Bank.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the quarter ended March 31, 2022 to the off-balance sheet items and the contractual obligations disclosed in our 2021 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At March 31, 2022, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

On April 20, 2022, the United States District Court for the Western District of Virginia issued summary judgment, in favor of the Bank, dismissing all remining claims made in a lawsuit filed by a former employee in January 2021, alleging wrongful termination based on gender, religion and age.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended March 31, 2022, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	May 16, 2022

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President, Chief Financial Officer and Treasurer

Date:	May 16, 2022