Form 10-Q/A
period 2022-03-31
NEW PEOPLES BANKSHARES INC
filed 2022-05-17
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2022 and December 31, 2021, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022:
Total Capital to Risk Weighted Assets	86,861	15.90%	$43,711	8.0%	$54,639	10.0%
Tier 1 Capital to Risk Weighted Assets	80,102	14.66%	32,784	6.0%	43,711	8.0%
Tier 1 Capital to Average Assets	80,102	9.95%	32,203	4.0%	40,254	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	80,102	14.66%	24,588	4.5%	35,515	6.5%

December 31, 2021:
Total Capital to Risk Weighted Assets	85,890	16.23%	$42,332	8.0%	$52,915	10.0%
Tier 1 Capital to Risk Weighted Assets	79,274	14.98%	31,749	6.0%	`42,332	8.0%
Tier 1 Capital to Average Assets	79,274	9.86%	32,145	4.0%	40,181	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	79,274	14.98%	23,812	4.5%	34,395	6.5%

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

(Dollars are in thousand)	Real estate secured Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2022
Beginning balance	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735
Charge-offs	—	—	—	(61)	—	(28)	—	(14)	—	(103)
Recoveries	—	—	14	—	—	11	—	2	—	27
Provision	(2)	40	(53)	120	(6)	(77)	—	16	62	100
Ending balance	$2,132	$229	$2,198	$313	$143	$1,005	$28	$112	$599	$6,759

Allowance for loan losses at March 31, 2022
Individually evaluated for impairment	$86	$—	$49	$50	$13	$1	$—	$—	$—	$199
Collectively evaluated for impairment	2,046	229	2,149	263	130	1,004	28	112	599	6,560
Total	$2,132	$229	$2,198	$313	$143	$1,005	$28	$112	$599	$6,759

Loans at March 31, 2022
Individually evaluated for impairment	$404	$17	$1,786	$50	$494	$26	$—	$1	$—	$2,778
Collectively evaluated for impairment	206,935	38,829	222,692	34,359	17,613	47,594	3,916	20,416	—	592,354
Total	$207,339	$38,846	$224,478	$34,409	$18,107	$47,620	$3,916	$20,417	$—	$595,132

(Dollars are in thousands)	Real estate secured Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Allowance for loan losses at December 31, 2021
Individually evaluated for impairment	$94	$—	$53	$—	$17	$2	$—	$—	$—	$166
Collectively evaluated for impairment	2,040	189	2,184	254	132	1,097	28	108	537	6,569
Total	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735

Loans at December 31, 2021
Individually evaluated for impairment	$414	$24	$1,848	$—	$517	$28	$—	$2	$—	$2,833
Collectively evaluated for impairment	205,748	32,301	222,682	33,048	18,218	54,297	4,021	20,596	—	590,911
Total	$179,381	$25,031	$222,980	$16,569	$18,368	$86,010	$4,450	$22,777	$—	$593,744

(Dollars are in thousands)	Real estate secured Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2021
Beginning balance	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$—	$7,191
Charge-offs	—	—	(6)	—	—	(92)	—	(13)	—	(111)
Recoveries	2	—	8	—	—	—	—	17	—	27
Provision	178	(47)	330	14	59	(298)	(7)	(43)	—	186
Ending balance	$2,461	$186	$2,283	$165	$156	$1,885	$33	$124	$—	$7,293

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

Net interest income increased $208 thousand due to a $270 thousand decrease in interest expense, which more than offset a $62 thousand decrease in interest income. Although year-over-year there was a $36.3 million increase in the volume of earning assets, due largely to growth in the investment and loan portfolios of $60.7 million and $9.7 million, respectively, interest income attributed to the increased volume of earning assets increased only $43 thousand. There are a couple of primary reasons for the results. One, the net increase was negatively impacted comparative to the prior year due to a $312 thousand decrease in loan fee income resulting from the forgiveness in PPP loans in 2021 which was not replicated in 2022. We anticipate loan interest income to be less in the second and third quarters of 2022 as compared to the same periods in 2021 for the same reasons related to the PPP loan fee income cessation. Secondly, interest income was negatively impacted by the repricing of earning assets at lower interest rates which caused a year-over-year, rate related, decline of $105 thousand. Interest expense decreased driven by the continued low interest rate environment throughout 2021 and into the first quarter of 2022, as our overall cost of funds fell 16 basis points year-over-year to 0.30% for the first quarter of 2022. Also, the mix of deposits continues to shift away from time deposits to lower, and noninterest, rate bearing deposits. Furthermore, Federal Home Loan Bank advances were paid off resulting in a decrease in interest expense of $96,000. In March and May 2022, the Federal Open Market Committee raised the target federal funds rate 25 and 50 basis points, respectively, in what is largely considered to be a series of rate increases during 2022. Due to our interest rate sensitivity position, we anticipate interest income to increase as interest rates increase in the near future; however, future year-over-year comparisons may not reflect the increase due to the impact of the PPP loan forgiveness in 2021.

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

The efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, improved to 71.6% for the first quarter of 2022 from 74.3% for the first quarter of 2021, as we continue to implement changes to increase income and further control operating expenses.

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

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2021, filed on March 31, 2022
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended March 31, 2022, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	May 17, 2022

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President, Chief Financial Officer and Treasurer

Date:	May 17, 2022