Form 10-Q
period 2022-06-30
NEW PEOPLES BANKSHARES INC
filed 2022-08-15
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock was 23,899,856 as of August 10, 2022.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 AND DECEMBER 31, 2021

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2022	2021
ASSETS

Cash and due from banks	17,886	$14,952
Interest-bearing deposits with banks	105,778	45,766
Federal funds sold	387	228
Total Cash and Cash Equivalents	124,051	60,946

Investment securities available-for-sale	100,616	107,358
Loans held for sale	62	—

Loans receivable	585,631	593,744
Allowance for loan losses	(6,816)	(6,735)
Net loans	578,815	587,009

Bank premises and equipment, net	20,211	20,735
Other real estate owned	321	1,361
Accrued interest receivable	2,239	2,112
Deferred taxes, net	3,708	1,673
Bank owned life insurance	4,697	4,685
Right-of-use assets – operating leases	3,899	4,062
Other assets	8,409	4,706

Total Assets	847,028	$794,647

LIABILITIES

Deposits:
Noninterest bearing	259,991	$251,257
Interest-bearing	447,073	456,256
Total Deposits	707,064	707,513

Borrowed funds	76,496	16,496
Lease liabilities – operating leases	3,899	4,062
Accrued interest payable	333	272
Accrued expenses and other liabilities	3,072	2,673

Total Liabilities	790,864	731,016

SHAREHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,905,576 and 23,922,086 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	47,811	47,844
Additional paid-in-capital	14,565	14,570
Retained earnings	4,679	2,031
Accumulated other comprehensive loss	(10,891)	(814)

Total Shareholders’ Equity	56,164	63,631

Total Liabilities and Shareholders’ Equity	847,028	$794,647

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

INTEREST AND DIVIDEND INCOME	2022	2021	2022	2021
Loans including fees	$6,792	6,960	$13,466	$13,881
Federal funds sold	1	—	1	—
Interest-earning deposits with banks	158	22	179	41
Investments	482	334	917	581
Dividends on equity securities (restricted)	27	32	54	64
Total Interest and Dividend Income	7,460	7,348	14,617	14,567

INTEREST EXPENSE
Deposits	404	575	834	1,258
Borrowed funds	212	122	318	245
Total Interest Expense	616	697	1,152	1,503

NET INTEREST INCOME	6,844	6,651	13,465	13,064

PROVISION FOR LOAN LOSSES	75	186	175	372

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,769	6,465	13,290	12,692

NONINTEREST INCOME
Service charges and fees	897	841	1,904	1,673
Card processing and interchange	1,027	1,072	1,943	1,936
Insurance and investment fees	242	275	483	501
Other noninterest income	182	190	387	397
Total Noninterest Income	2,348	2,378	4,717	4,507

NONINTEREST EXPENSES
Salaries and employee benefits	3,382	3,099	6,657	6,178
Occupancy and equipment expense	1,017	1,184	2,023	2,360
Data processing and telecommunications	601	653	1,155	1,226
Other operating expenses	1,658	1,788	3,262	3,309
Total Noninterest Expenses	6,658	6,724	13,097	13,073

INCOME BEFORE INCOME TAXES	2,459	2,119	4,910	4,126

INCOME TAX EXPENSE	536	456	1,066	878

NET INCOME	$1,923	1,663	$3,844	$3,248

Earnings per share
Basic and diluted	$0.08	0.07	$0.16	$0.14

Average Weighted Shares of Common Stock
Basic and diluted	23,915,869	23,922,086	23,918,960	23,922,086

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

NET INCOME	$1,923	$1,663	$3,844	$3,248

Other comprehensive (loss) income:
Investment securities activity
Unrealized losses arising during the period	(5,865)	(58)	(12,756)	(584)
Other comprehensive loss on investment securities	(5,865)	(58)	(12,756)	(584)
Related tax benefit	1,232	12	2,679	123
TOTAL OTHER COMPREHENSIVE LOSS	(4,633)	(46)	(10,077)	(461)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(2,710)	$1,617	$(6,233)	$2,787

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, December 31, 2020	23,922	$47,844	$14,570	$(4,979)	$742	$58,177

Net income	—	—	—	1,585	—	1,585
Other comprehensive loss, net of tax	—	—	—	—	(415)	(415)
Balance, March 31, 2021	23,922	$47,844	$14,570	$(3,394)	$327	$59,347

Net income	—	—	—	1,663	—	1,663
Other comprehensive loss, net of tax	—	—	—	—	(46)	(46)
Balance, June 30, 2021	23,922	$47,844	$14,570	$(1,731)	$281	$60,964

Balance, December 31, 2021	23,922	$47,844	$14,570	$2,031	$(814)	$63,631

Net income	—	—	—	1,921	—	1,921
Other comprehensive loss, net of tax	—	—	—	—	(5,444)	(5,444)
Cash dividend declared ($0.05 per share)	—	—	—	(1,196)	—	(1,196)
Balance, March 31, 2022	23,922	$47,844	$14,570	$2,756	$(6,258)	$58,912

Net income	—	—	—	1,923	—	1,923
Other comprehensive loss, net of tax	—	—	—	—	(4,633)	(4,633)
Repurchase of common stock	(16)	(33)	(5)	—	—	(38)
Balance, June 30, 2022	23,906	$47,811	$14,565	$4,679	$(10,891)	$56,164

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(IN THOUSANDS)

(UNAUDITED)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,844	$3,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	916	1,109
Provision for loan losses	175	372
Income on bank owned life insurance	(12)	(20)
Net gain on sale of securities available-for-sale	—	—
Gain on sale of mortgage loans	(20)	(80)
Loss on sale or disposal of premises and equipment	—	40
(Gain) loss on sale of other real estate owned	(25)	16
Loans originated for sale	(1,134)	(4,856)
Proceeds from sales of loans originated for sale	1,092	5,325
Adjustment of carrying value of other real estate owned	137	28
Adjustment of carrying value of repossessed assets	—	—
Net amortization/accretion of bond premiums/discounts	276	199
Deferred tax expense	644	876
Net change in:
Accrued interest receivable	(127)	133
Other assets	(1,426)	(1,835)
Accrued interest payable	61	(127)
Accrued expenses and other liabilities	409	511
Net Cash Provided by Operating Activities	4,810	4,939

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	8,730	(17,728)
Purchase of securities available-for-sale	(14,861)	(55,853)
Proceeds from repayments and maturities of securities available-for-sale	8,571	7,445
Net (purchase) redemption of equity securities (restricted)	(2,277)	585
Payments for the purchase of premises and equipment	(392)	(1,921)
Proceeds from sales of other real estate owned	207	1,485
Net Cash Used in Investing Activities	(22)	(65,987)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short term borrowings	60,000	(5,000)
Net change in noninterest bearing deposits	8,734	31,542
Net change in interest bearing deposits	(9,183)	11,813
Dividends paid	(1,196)	—
Repurchase of common stock	(38)	—
Net Cash Provided by Financing Activities	58,317	38,355

Net increase (decrease) in cash and cash equivalents	63,105	(22,693)
Cash and Cash Equivalents, Beginning of the Period	60,946	92,350
Cash and Cash Equivalents, End of the Period	$124,051	$69,657

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,091	$1,630
Taxes	$325	$—
Supplemental Disclosure of Non-cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$—	$513
Loans made to finance sale of other real estate owned	$711	$—
Change in unrealized losses on securities available for sale	$(12,756)	$(584)

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS

Nature of Operations – New Peoples Bankshares, Inc. (New Peoples or the Company) is a financial holding company whose principal activity is the ownership and management of a community bank, New Peoples Bank, Inc. (the Bank). New Peoples and the Bank are organized and incorporated under the laws of the Commonwealth of Virginia. As a state-chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (the Federal Reserve). The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwest Virginia, southern West Virginia, western North Carolina and northeastern Tennessee. These services include commercial and consumer loans along with traditional deposit products such as checking and savings accounts.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2022 and December 31, 2021, and the results of operations for the three- and six-month periods ended June 30, 2022 and 2021. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the adequacy of the allowance for loan losses and the determination of the deferred tax asset and are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income.

NOTE 3 EARNINGS PER SHARE

Basic Earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three-month and six-month periods ended June 30, 2022 and 2021, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars in Thousands, Except Share and Per Share Data)	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income	$1,923	$1,663	$3,844	$3,248
Weighted average shares outstanding	23,915,869	23,922,086	23,918,960	23,922,086
Weighted average dilutive shares outstanding	23,915,869	23,922,086	23,918,960	23,922,086

Basic and diluted Earnings per share	$0.08	$0.07	$0.16	$0.14

NOTE 4 CAPITAL

Capital Requirements and Ratios

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

To qualify as a "Small Bank Holding Company" under federal regulations, a bank must have consolidated assets of $3 billion or less. The primary benefit of being deemed a "Small Bank Holding Company" is the exemption from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer required is 2.50%. At June 30, 2022, the Bank had a capital conservation buffer of 8.21%. Amounts recorded to accumulated other comprehensive income (loss) are not included in computing regulatory capital. Management believes as of June 30, 2022, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2022 and December 31, 2021, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022:
Total Capital to Risk Weighted Assets	88,990	16.21%	$43,908	8.0%	$54,885	10.0%
Tier 1 Capital to Risk Weighted Assets	82,174	14.97%	32,931	6.0%	43,908	8.0%
Tier 1 Capital to Average Assets	82,174	9.88%	33,252	4.0%	41,565	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	82,174	14.97%	24,698	4.5%	35,675	6.5%

December 31, 2021:
Total Capital to Risk Weighted Assets	85,890	16.23%	$42,332	8.0%	$52,915	10.0%
Tier 1 Capital to Risk Weighted Assets	79,274	14.98%	31,749	6.0%	42,332	8.0%
Tier 1 Capital to Average Assets	79,274	9.86%	32,145	4.0%	40,181	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	79,274	14.98%	23,812	4.5%	34,395	6.5%

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (AFS) securities as of June 30, 2022 and December 31, 2021 is as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
June 30, 2022
U.S. Treasuries	$11,680	$3	$729	$10,954
U.S. Government Agencies	10,142	6	455	9,693
Taxable municipals	23,350	2	4,508	18,844
Corporate bonds	3,019	4	257	2,766
Mortgage backed securities	66,211	—	7,852	58,359
Total Securities available for sale	$114,402	$15	$13,801	$100,616
December 31, 2021
U.S. Treasuries	$7,791	$2	$122	$7,671
U.S. Government Agencies	9,098	77	86	9,089
Taxable municipals	23,075	159	254	22,980
Corporate bonds	2,014	23	18	2,019
Mortgage backed securities	66,410	143	954	65,599
Total Securities available for sale	$108,388	$404	$1,434	$107,358

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
U. S. Treasuries	$10,496	$729	$—	$—	$10,496	$729
U.S. Government Agencies	5,464	300	2,755	155	8,219	455
Taxable municipals	17,363	4,325	678	183	18,041	4,508
Corporate bonds	2,252	257	500	—	2,752	257
Mortgage backed securities	40,768	5,152	17,592	2,700	58,360	7,852
Total Securities available for sale	$76,343	$10,763	$21,525	$3,038	$97,868	$13,801

December 31, 2021
U.S. Treasuries	$6,200	$122	$—	$—	$6,200	$122
U.S. Government Agencies	977	10	3,434	76	4,411	86
Taxable municipals	13,040	237	387	17	13,427	254
Corporate bonds	1,482	18	—	—	1,482	18
Mortgage backed securities	52,180	758	6,282	196	58,462	954
Total Securities available for sale	$73,879	$1,145	$10,103	$289	$83,982	$1,434

At June 30, 2022, there were 215 securities in a loss position, of which 47 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $29.7 million and $12.1 million at June 30, 2022 and December 31, 2021, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

No AFS debt securities were sold during the three and six months ended June 30, 2022 and 2022.

The amortized cost and fair value of investment securities at June 30, 2022, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$300	$302	3.46%
Due after one year through five years	16,021	15,339	2.04%
Due after five years through ten years	13,547	12,202	1.83%
Due after ten years	84,534	72,773	1.71%
Total	$114,402	$100,616	1.77%

The Bank, as a member bank of the Federal Reserve Bank of Richmond (Federal Reserve Bank) and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in Other Assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $4.3 million and $2.0 million at June 30, 2022 and December 31, 2021, respectively. The stock has no quoted market value and no ready market exists.

NOTE 6 LOANS

Loans held for sale at June 30, 2022 and December 31, 2021, totaled $62 thousand and $0, respectively, which represents mortgage loans originated for sale. These originations and sales are executed on a best-efforts basis.

Loans receivable outstanding as of June 30, 2022, and December 31, 2021, are summarized as follows:

(Dollars are in thousands)	June 30, 2022	December 31, 2021
Real estate secured:
Commercial	$196,610	$206,162
Construction and land development	37,690	32,325
Residential 1-4 family	223,722	224,530
Multifamily	37,611	33,048
Farmland	18,055	18,735
Total real estate loans	513,688	514,800
Commercial	46,697	54,325
Agriculture	3,623	4,021
Consumer installment loans	19,561	18,756
All other loans	2,062	1,842
Total loans	$585,631	$593,744

Included in commercial loans at June 30, 2022 and December 31, 2021 were $845 thousand and $6.4 million of Paycheck Protection Program (PPP) loans, respectively, that are guaranteed by the Small Business Administration (SBA).

Also included in total loans above are deferred loan fees of $1.7 million and $1.8 million at June 30, 2022 and December 31, 2021, respectively. Deferred loan costs were $2.1 million and $2.0 million, at June 30, 2022 and December 31, 2021, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or costs is recognized at that time.

Loans receivable on nonaccrual status as of June 30, 2022, and December 31, 2021, are summarized as follows:

(Dollars are in thousands)	June 30, 2022	December 31, 2021
Real estate secured:
Commercial	$281	$415
Construction and land development	778	37
Residential 1-4 family	2,478	2,314
Multifamily	50	111
Farmland	44	48
Total real estate loans	3,631	2,925
Commercial	—	9
Consumer installment loans and other loans	3	7
Total loans receivable on nonaccrual status	$3,634	$2,941

Total interest income not recognized on nonaccrual loans for the six months ended June 30, 2022, and June 30, 2021, was $11 thousand and $264 thousand, respectively.

The following tables presents information concerning the Company’s investment in loans considered impaired as of June 30, 2022, and December 31, 2021:

As of June 30, 2022 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$95	$135	$—
Construction and land development	11	285	—
Residential 1-4 family	1,444	1,761	—
Multifamily	—	—	—
Farmland	281	451	—
Commercial	25	33	—
Agriculture	—	—	—
Consumer installment loans	—	1	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	299	364	77
Construction and land development	744	744	207
Residential 1-4 family	299	328	47
Multifamily	50	111	50
Farmland	—	—	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$3,248	$4,213	$381

As of December 31, 2021 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$99	$140	$—
Construction and land development	24	298	—
Residential 1-4 family	1,508	1,791	—
Multifamily	—	—	—
Farmland	320	490	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	2	2	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	315	372	94
Construction and land development	—	—	—
Residential 1-4 family	340	372	53
Multifamily	—	—	—
Farmland	197	209	17
Commercial	28	35	2
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$2,833	$3,709	$166

The following tables present information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Six Months Ended
	June 30, 2022		June 30, 2021
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$146	$3	$341	$—
Construction and land development	31	8	89	9
Residential 1-4 family	1,549	22	1,828	29
Multifamily	—	—	—	—
Farmland	340	12	508	18
Commercial	8	—	—	—
Agriculture	—	—	—	—
Consumer installment loans	1	—	4	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	492	3	1,235	3
Construction and land development	248	17	—	—
Residential 1-4 family	313	6	288	—
Multifamily	33	—	—	—
Farmland	105	—	69	—
Commercial	45	1	163	1
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—
Total	$3,311	$72	$4,525	$60

	Three Months Ended
	June 30, 2022		June 30, 2021
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$96	$3	$319	$—
Construction and land development	14	4	85	5
Residential 1-4 family	1,464	8	1,912	15
Multifamily	—	—	—	—
Farmland	291	3	567	9
Commercial	13	1	—	—
Agriculture	—	—	—	—
Consumer installment loans	1	—	3	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	303	—	1,070	—
Construction and land development	372	17	—	—
Residential 1-4 family	301	6	264	—
Multifamily	50	—	—	—
Farmland	97	—	—	—
Commercial	13	—	30	—
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—
Total	$3,015	$42	$4,250	$29

An age analysis of past due loans receivable as of June 30, 2022, and December 31, 2021, is below. At June 30, 2022 and December 31, 2021, no loans over 90 days past due were accruing.

As of June 30, 2022 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$5,018	$—	$—	$5,018	$191,592	$196,610
Construction and land development	744	—	7	751	36,939	37,690
Residential 1-4 family	2,092	554	634	3,280	220,442	223,722
Multifamily	235	—	50	285	37,326	37,611
Farmland	282	—	—	282	17,773	18,055
Total real estate loans	8,371	554	691	9,616	504,072	513,688
Commercial	270	—	—	270	46,427	46,697
Agriculture	—	—	—	—	3,623	3,623
Consumer installment loans	65	15	1	81	19,480	19,561
All other loans	49	—	—	49	2,013	2,062
Total loans	$8,755	$569	$692	$10,016	$575,615	$585,631

As of December 31, 2021 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$—	$—	$—	$206,162	$206,162
Construction and land development	7	—	7	14	32,311	32,325
Residential 1-4 family	2,473	240	486	3,199	221,331	224,530
Multifamily	—	—	111	111	32,937	33,048
Farmland	—	—	—	—	18,735	18,735
Total real estate loans	2,480	240	604	3,324	511,476	514,800
Commercial	5	—	—	5	54,320	54,325
Agriculture	—	—	—	—	4,021	4,021
Consumer installment Loans	56	5	—	61	18,695	18,756
All other loans	—	—	—	—	1,842	1,842
Total loans	$2,541	$245	$604	$3,390	$590,354	$593,744

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

Based on the most recent analysis performed, the risk categories of loans receivable as of June 30, 2022, and December 31, 2021, was as follows:

As of June 30, 2022 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$191,879	$4,450	$281	$—	$196,610
Construction and land development	36,777	135	778	—	37,690
Residential 1-4 family	220,714	530	2,478	—	223,722
Multifamily	37,349	212	50	—	37,611
Farmland	17,098	913	44	—	18,055
Total real estate loans	503,817	6,240	3,631	—	513,688
Commercial	45,755	942	—	—	46,697
Agriculture	3,623	—	—	—	3,623
Consumer installment loans	19,558	—	3	—	19,561
All other loans	2,062	—	—	—	2,062
Total	$574,815	$7,182	$3,634	$—	$585,631

As of December 31, 2021 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$198,022	$7,725	$415	$—	$206,162
Construction and land development	31,366	922	37	—	32,325
Residential 1-4 family	221,342	915	2,273	—	224,530
Multifamily	32,499	438	111	—	33,048
Farmland	18,137	550	48	—	18,735
Total real estate loans	501,366	10,550	2,884	—	514,800
Commercial	53,162	1,154	9	—	54,325
Agriculture	4,021	—	—	—	4,021
Consumer installment loans	18,746	2	8	—	18,756
All other loans	1,842	—	—	—	1,842
Total	$579,137	$11,706	$2,901	$—	$593,744

NOTE 7 ALLOWANCE FOR LOAN LOSSES

In determining the amount of our allowance for loan losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision. Due to the underlying SBA guarantee provided for PPP loans, these accounts were not included in either the portfolio segment or impairment calculations at June 30, 2022 and December 31, 2021. Additionally, due to uncertainties presented by the ongoing pandemic and the resulting economic uncertainty, internal and external qualitative factors were revised accordingly. This revision included reviewing our internal scoring related to loan modifications and extensions, and external factors, specifically, unemployment and other economic factors.

The following table presents activity in the allowance for loan losses for the six- and three-month periods ended June 30, 2022 and 2021, respectively. Additionally, the allocation of the allowance by recorded portfolio segment and impairment method is presented as of June 30, 2022, and December 31, 2021, respectively.

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2022
Beginning balance	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735
Charge-offs	-	-	(24)	(61)	-	(28)	-	(45)	-	(158)
Recoveries	-	-	22	-	-	14	-	28	-	64
Provision	28	261	4	215	(8)	(232)	1	79	(173)	175
Ending balance	$2,162	$450	$2,239	$408	$141	$853	$29	$170	$364	$6,816

Three months ended June 30, 2022
Beginning balance	$2,132	$229	$2,198	$313	$143	$1,005	$28	$112	$599	$6,759
Charge-offs	-	-	(24)	-	-	-	-	(31)	-	(55)
Recoveries	-	-	8	-	-	3	-	26	-	37
Provision	30	221	57	95	(2)	(155)	1	63	(235)	75
Ending balance	$2,162	$450	$2,239	$408	$141	$853	$29	$170	$364	$6,816

Allowance for loan losses at June 30, 2022
Individually evluated for impairment	$77	$207	$47	$50	$-	$-	$-	$-	$-	$381
Collectively evaluated for impairment	2,085	243	2,192	358	141	853	29	170	364	6,435
	$2,162	$450	$2,239	$408	$141	$853	$29	$170	$364	$6,816

Loans at June 30, 2022
Individually evluated for impairment	$394	$755	$1,743	$50	$281	$25	$-	$-	$-	$3,248
Collectively evaluated for impairment	196,216	36,935	221,979	37,561	17,774	46,672	3,623	21,623	-	582,383
	$196,610	$37,690	$223,722	$37,611	$18,055	$46,697	$3,623	$21,623	$-	$585,631

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Allowance for loan losses at December 31, 2021
Individually evaluated for impairment	$94	$-	$53	$-	$17	$2	$-	$-	$-	$166
Collectively evaluated for impairment	2,040	189	2,184	254	132	1,097	28	108	537	6,569
	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735

Loans at December 31, 2021
Individually evaluated for impairment	$414	$24	$1,848	$-	$517	$28	$-	$2	$-	$2,833
Collectively evaluated for impairment	205,748	32,301	222,682	33,048	18,218	54,297	4,021	20,596	-	590,911
	$206,162	$32,325	$224,530	$33,048	$18,735	$54,325	$4,021	$20,598	$-	$593,744

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2021
Beginning balance	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$-	$7,191
Charge-offs	(915)	-	(10)	-	-	(92)	-	(28)	-	(1,045)
Recoveries	2	-	17	-	-	131	1	27	-	178
Provision	783	(78)	88	9	40	(398)	(13)	(59)	-	372
Ending balance	$2,151	$155	$2,046	$160	$137	$1,916	$28	$103	$-	$6,696

Three months ended June 30, 2021
Beginning balance	$2,461	$186	$2,283	$165	$156	$1,885	$33	$124	$-	$7,293
Charge-offs	(915)	-	(4)	-	-	-	-	(15)	-	(934)
Recoveries	-	-	9	-	-	131	1	10	-	151
Provision	605	(31)	(242)	(5)	(19)	(100)	(6)	(16)	-	186
Ending balance	$2,151	$155	$2,046	$160	$137	$1,916	$28	$103	$-	$6,696

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS

There were $2.2 million and $2.5 million in loans classified as troubled debt restructurings at June 30, 2022 and December 31, 2021, respectively. All loans considered to be troubled debt restructurings are individually evaluated for impairment as part of the allowance for loan losses calculation. No loans modified during the three and six months ended June 30, 2022 or June 30, 2021, were considered to be troubled debt restructurings.

Three loans totaling $84 thousand, secured by residential real estate, previously modified as troubled debt restructurings, defaulted during the three months ended June 30, 2022. One loan totaling $81 thousand, previously modified as a trouble debt restructuring, that defaulted during the first three months of 2022, was in compliance with the terms of the restructuring at June 30, 2022. During the three months ended June 30, 2021, two loans to the same borrower, previously modified as troubled debt restructurings, totaling $1.1 million defaulted, resulting in charge-offs totaling $835 thousand. No loans previously modified as troubled debt restructurings defaulted during the first three months of 2021. Generally, a restructured troubled debt is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the six months ended June 30, 2022, and the year ended December 31, 2021:

(Dollars are in thousands)	June 30, 2022	December 31, 2021
Balance, beginning of period	$1,361	$3,334
Additions	—	566
Transfers from premises and equipment	—	950
Proceeds from sales	(207)	(2,645)
Proceeds from insurance claims	—	(54)
Loans made to finance sales	(711)	(400)
Adjustment of carrying value	(137)	(466)
Net gains from sales	15	76
Balance, end of period	$321	$1,361

NOTE 10 FAIR VALUES

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of Financial Accounting Standards Board (the FASB) ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market and in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $100.6 million and $107.4 million at June 30, 2022 and December 31, 2021, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Assets and liabilities measured at fair value are as follows as of June 31, 2022 (for purpose of this table the impaired loans are shown net of the related allowance):

June 30, 2022 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$—	$10,954	$—
U.S. Government Agencies	—	9,693	—
Taxable municipals	—	18,844	—
Corporate bonds	—	2,766	—
Mortgage-backed securities	—	58,359	—

(On a non-recurring basis) Other real estate owned	—	—	321
Impaired loans	—	—	2,867
Total	$—	$100,616	$3,188

Assets and liabilities measured at fair value are as follows as of December 31, 2021 (for purpose of this table the impaired loans are shown net of the related allowance):

December 31, 2021 (Dollars are in thousands)		Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$		$7,671	-
U.S. Government Agencies		-	9,089	$-
Taxable municipals		-	22,980	-
Corporate bonds		-	2,019	-
Mortgage-backed securities		-	65,599	-
				-
(On a non-recurring basis) Other real estate owned		-	-	1,361
Impaired loans		-	-	2,667
Total		$-	$107,358	$4,028

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at June 30, 2022	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$2,867	$2,667	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$321	$1,361	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of June 30, 2022, and December 31, 2021, are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

June 30, 2022
Financial Instruments – Assets
Net Loans	$578,815	$566,308	$—	$—	$566,308

Financial Instruments – Liabilities
Time Deposits	179,092	180,445	—	180,445	—
Borrowed funds	76,496	75,523	—	75,523	—

December 31, 2021
Financial Instruments – Assets
Net Loans	$587,009	$580,024	$—	$—	$580,024

Financial Instruments – Liabilities
Time Deposits	196,285	198,353	—	198,353	—
Borrowed funds	16,496	15,649	—	15,649	—

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

In accordance with our adoption of Accounting Standards Update (ASU) 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2022 and December 31, 2021, represent an approximation of exit price; however, an actual exit price may differ.

NOTE 11 LEASING ACTIVITIES

As of June 30, 2022, the Bank leases four branch office sites resulting from sale leaseback transactions entered into in 2017 and a sublet of a lot adjacent to another office. The lease agreements have maturity dates ranging from May 2032 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms at June 30, 2022 was 10.12 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases at June 30, 2022 was 3.24%.

For the six months ended June 30, 2022 and 2021, operating lease expenses were $228 thousand and $275 thousand, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At June 30, 2022, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2022	$228
2023	455
2024	455
2025	455
2026	455
Thereafter	2,698
Total lease payments	4,746
Less imputed interest	847
Total	$3,899

NOTE 12 BORROWED FUNDS

Included in Borrowed Funds are two short-term FHLB Advances totaling $60 million at June 30, 2022. No short-term borrowings were outstanding at December 31, 2021. Of the outstanding advances at June 30, 2022, $20 million, at an interest rate of 2.05%, matures September 16, 2022; and $40 million, at a rate of 2.60%, matures December 19, 2022.

NOTE 13 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within Noninterest income. The following table presents Noninterest income by revenue stream for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Service charges and fees	$897	$841	$1,904	$1,673
Card Processing and interchange income	1,027	1,072	1,943	1,936
Insurance and investment fees	242	275	483	501
Other noninterest income	182	190	387	397
Total Noninterest Income	$2,348	$2,378	$4,717	$4,507

NOTE 14 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars are in thousands)	2022	2021	2022	2021
Advertising	$64	$73	$92	$108
ATM network expense	380	403	747	745
Legal, accounting and professional fees	257	303	488	588
Consulting fees	62	93	129	148
Loan related expenses	103	143	200	250
Printing and supplies	39	24	72	60
FDIC insurance premiums	54	67	103	137
Other real estate owned expenses, net	15	41	145	138
Other operating expenses	684	641	1,286	1,135
Total other operating expenses	$1,658	$1,788	$3,262	$3,309

NOTE 15 SUBSEQUENT EVENTS

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

NOTE 16 RECENT ACCOUNTING DEVELOPMENTS

The following is a summary of recent authoritative announcements:

In June 2016, per ASU No. 2016-13, ‘Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,’ the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. Subsequently, per ASU No. 2019-10, implementation for the Company is delayed until reporting periods beginning after December 15, 2022. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. The Company has contracted with a software vendor and is currently working through the implementation process. The new model has been constructed, initial assumptions have been input and historical loan and loss activity has been input and validated. The Company will run the new methodology parallel to the current allowance methodology for several periods before full implementation, beginning with the June 30, 2022 data.

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

Caution About Forward-Looking Statements

We make forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding expectations, intentions, projections and beliefs concerning our profitability, liquidity, and allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from projections include:

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
  technology utilized by us;
  our ability to successfully manage cybersecurity;
  our reliance on third-party vendors and correspondent banks;
  changes in generally accepted accounting principles;
  changes in governmental regulations, tax rates and similar matters; and, other risks, which may be described, from time to time, in our filings with the Securities and Exchange Commission.

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

Critical Accounting Policies

For discussion of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K). Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our provision for loan losses and the calculation of our deferred tax asset.

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

Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. In the past, the Company provided a valuation allowance on its net deferred tax assets where it was deemed more likely than not such assets would not be realized. At June 30, 2022 and December 31, 2021, the Company had no valuation allowance on its net deferred tax assets.

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

Overview and Highlights

On June 15, 2022, we became aware of a cybersecurity incident that temporarily interrupted the operability of our computer systems. As a result of this incident branch services could not be provided for two and one-half days, however, customers had access to our Interactive Teller Machine (ITM) network and credit and debit card activity was available. Limited branch operations resumed on June 17, 2022, and full operations were restored on June 21, 2022. On June 29, 2022, we issued a press release outlining the timeline, restoration efforts and communications, services and safeguards being offered to our customers in response to this incident, and filed a Current Report on Form 8-K relating to the incident. During the three months ended June 30, 2022, expenses related to the cybersecurity incident were recorded for insurance deductibles along with costs for onsite security provided during the first few days that lobby service was restarted. Certain other direct costs for forensic, legal and recovery services, along with communication management, will be disbursed during the third quarter and are expected to be recovered through insurance coverage.

To minimize the inconvenience to our customers, we increased ITM withdrawal, and debit card transaction limits for all customers and temporarily eliminated overdraft fees. These actions resulted in an increase in overdrawn deposit accounts and a reduction of overdraft revenue that impacted the second quarter of 2022, and is expected to have ongoing impact into the third quarter of 2022.

For the three months ended June 30, 2022, we earned net income of $1.9 million, which equates to $0.08 per share, and is $260 thousand higher than the $1.7 million net income during the same period in 2021. All major components of the income statement improved, with the exception of noninterest income, which was impacted by the cybersecurity incident. Net interest income grew $193 thousand, provision for loan losses decreased $111 thousand, non-interest income decreased $30 thousand, and non-interest expense decreased $66 thousand. Consequently, income tax expense increased $80 thousand due to the increase in income before income taxes.

For the six months ended June 30, 2022, net income totaled $3.8 million or $0.16 per share compared to $3.2 million or $0.14 per share for the same six-month period in 2021. All major components of the income statement improved, with the exception of noninterest expense. Net interest income grew $401 thousand, provision for loan losses decreased $197 thousand, non-interest income increased $210 thousand, and non-interest expense increased $24 thousand. Consequently, income tax expense increased $188 thousand due to the increase in net income before income taxes.

The balance sheet grew to $847.0 million as of June 30, 2022, from $794.6 million as of December 31, 2021, due to Federal Home Loan Bank advances taken as a precautionary measure in response to the cybersecurity incident. Total deposits decreased $449 thousand to $707.1 million at June 30, 2022 from $707.5 million at December 31, 2021. Loans decreased $8.1 million to $585.6 million during the first six months of 2022, due to repayments of several large commercial real estate loans combined with PPP loan repayments of approximately $5.6 million.

During the second quarter of 2022, plans were announced for the closure of branch offices in Big Stone Gap and Chilhowie, Virginia in mid-August 2022. Affected personnel will be reassigned, and customer accounts will be transferred to nearby offices.

During the second quarter of 2022, we initiated a previously announced stock repurchase program. Through June 30, 2022, 16,510 shares have been repurchased at an average price of $2.28 per share.

Comparison of the Three Months ended June 30, 2022 and 2021

While the cybersecurity incident impacted branch operations and limited our abilities for loan and financial services production, the results for the three months ended June 30, 2022 are favorable before considering the effect of the cybersecurity incident.

Quarter-to-date highlights include:

·	Returns on average assets and equity of 0.94% and 13.45 % for the second quarter of 2022, compared to 0.82% and 11.15% for the second quarter of 2021, respectively;
·	Net interest income was $6.8 million for the second quarter of 2022, an improvement of $193 thousand, or 2.9%, compared to the second quarter of 2021;
·	Provision for loans losses was $75 thousand for the second quarter of 2022, a reduction of $111 thousand, or 59.7%, compared to the second quarter of 2021;
·	Noninterest income was $2.3 million, a decrease of $30 thousand, or 1.3%, during the second quarter of 2022 compared to the second quarter of 2021; and
·	Noninterest expense was $6.7 million, a decrease of $66 thousand, or 1.0%, for the second quarter of 2022 compared to the second quarter of 2021.

The Company’s primary source of income is net interest income, which increased by $193 thousand, or 2.9%, to $6.8 million for the second quarter of 2022 compared to $6.7 million for the second quarter of 2021. Interest income increased $112 thousand due to a $26 million increase in the average balance of earning assets, a shift of funds from interest bearing deposit balances at other banks to higher-yielding investment securities, and the 2022 increases in the fed funds rate partially offset by a decline in accelerated fee recognition when PPP loans are forgiven. Additionally, total interest expense decreased $81 thousand driven primarily by a $171 thousand decrease in interest on deposits, a result of growth in noninterest bearing deposits. This decrease in deposit interest expense offset increases for borrowed funds, resulting from FHLB advances taken during the second quarter of 2022, and increases to the interest rates associated with trust preferred securities. Overall there was a 13 basis-point decrease in the cost of funds to 33 bps, while the net interest margin decreased 2 bps to 3.50%. During the second quarter of 2022, the Federal Reserve’s Open Market Committee (FOMC) increased the discount rate two times for a total of 125 bps. The Company experienced some benefit of the rate increases during the second quarter, but the full impact will be somewhat lagging as certain loans, investments, and trust preferred securities will not reprice until the individual instruments next interest rate repricing date. Deposit rates were not immediately impacted by the rate increases, and the Company will continue to evaluate rate adjustments for factors, including competitive pressure within the local markets, funding needs to support growth and other needs.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)
Three Months Ended June 30,
	2022			2021
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$597,570	$6,791	4.56%	$595,870	$6,958	4.69%
Mortgage loans held for sale	124	1	4.17%	187	2	4.40%
Federal funds sold	189	1	0.87%	188	-	0.08%
Interest bearing deposits in other banks	68,298	158	0.93%	89,540	22	0.10%
Taxable investment securities	117,905	509	1.73%	72,540	366	2.02%
Total earning assets	784,086	7,460	3.82%	758,325	7,348	3.89%
Less: Allowance for loans losses	(6,887)			(7,355)
Non-earning assets	43,371			61,054
Total Assets	$820,570			$812,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$71,805	$19	0.10%	$59,449	$16	0.11%
Savings and money market deposits	197,346	40	0.08%	178,369	36	0.08%
Time deposits	187,891	345	0.74%	221,131	523	0.95%
Short-term borrowings	12,692	71	2.21%	4,979	17	1.35%
Trust preferred securities	16,496	141	3.38%	16,496	105	2.52%
Total interest-bearing liabilities	486,230	616	0.51%	480,424	697	0.69%
Non-interest-bearing deposits	268,802	-	-%	263,023	-	- %
Total deposit liabilities and cost of funds	755,032	616	0.33%	743,447	697	0.46%
Other liabilities	8,213			8,755
Total Liabilities	763,245			752,202
Shareholders’ Equity	57,325			59,822
Total Liabilities and Shareholders’ Equity	$820,570			$812,024
Net Interest Income		$6,844			$6,651
Net Interest Margin			3.50%			3.52%
Net Interest Spread			3.31%			3.31%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Volume and Rate Analysis

Increase (decrease)

	Three Months Ended June 30, 2022 versus 2021
(Dollars in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$(249)	$82	$(167)
Mortgage loans held for sale	(1)	—	(1)
Federal funds sold	—	1	1
Interest bearing deposits in other banks	(6)	142	136
Taxable investment securities	172	(29)	143
Total Earning Assets	(84)	196	112

Interest Expense:
Interest-bearing demand deposits	4	(1)	3
Savings and money market deposits	4	—	4
Time deposits	(73)	(105)	(178)
Short-term borrowings	41	13	54
Trust preferred securities	—	36	36
Total Interest-bearing Liabilities	(24)	(57)	(81)
Change in Net Interest Income	$(60)	$253	$193

Based on our current assessment of the loan portfolio, a lower provision of $75 thousand was made in the second quarter of 2022, after considering the overall loan quality, despite increases to past due and nonaccrual loans during the three months ended June 30, 2022. These increases appear to be attributable to delays in providing account notices during the latter portion of June 2022. Although the provision declined from the same period of 2021, the allowance for loan losses as a percentage of loans increased from 1.13% at December 31, 2021 to 1.16% as of June 30, 2022. For a discussion of the factors affecting the allowance for loan losses, including provision expense, refer to Note 7, Allowance for Loan Losses, in Item 1 of this Form 10-Q.

Noninterest income for the second quarter of 2022 was $2.3 million, a decrease of $30 thousand, or 1.3%, when compared to the same period in 2021. During the period immediately after the cybersecurity incident, we temporarily stopped assessing overdraft and certain other service charges. While service charges for the three months ended June 30, 2022, exceeded the same three-month period in 2021 by $56 thousand, we estimate that additional normalized charges of approximately $125 thousand would have been realized during this period. Card processing and interchange revenue decreased $45 thousand for the three months ended June 30, 2022, as compared to the same period in 2021, due to a decline in transaction volume. Revenue from financial services activities decreased $33 thousand, or 12.0%, as we were limited in executing client transactions, especially new account activity during the disruption to our computer systems.

Total non-interest expense decreased $66 thousand, year-over-year for the three-month period ended June 30, 2022. Increases to salaries and benefits expenses of $283 thousand were largely offset by reduced occupancy expenses, data processing and other noninterest expenses which decreased $167 thousand, $52 thousand and $130 thousand, respectively. The increase to salaries and benefits was due to the impact of overall salary adjustments implemented during the fourth quarter of 2021 and accruals for performance related payments in 2022 that had not yet been implemented in 2021. These changes accounted for $91 thousand and $72 thousand of the overall increase to salaries and benefits. Occupancy expense benefitted from reduced depreciation and property tax expenses, which decreased $113 thousand and $15 thousand, respectively, due to the disposals of real estate and equipment over the past year. The decrease in other nonoperating expenses was due largely to reduced costs associated with loan collections and costs associated with the foreclosure and holding of other real estate owned. In addition, certain costs associated with the recovery from the cyber security incident, including insurance deductibles, were recorded during the second quarter of 2022.

The efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, improved to 72.4% for second quarter of 2022 from 74.5% for the second quarter of 2021. We continue to assess our operational procedures and structure to improve efficiencies and contain costs. A review of deposit operations is scheduled for the third quarter of 2022

On April 29, 2022, the Bank notified its principal regulators that it will be closing branch offices in Big Stone Gap and Chilhowie, Virginia, on August 12, 2022. Accounts serviced at these offices will be transferred to nearby branches, and employees will be reassigned to other positions or offices, as available. Interactive teller machines at these locations will remain in service for the foreseeable future. This restructuring of the branch network should improve the efficiency of services to the customers of these communities.

Income tax expense for the second quarter of 2022 totaled $536 thousand, an increase of $80 thousand, or 17.5% from the $456 thousand recorded during the same period in 2021. The effective tax rate for the three months ended June 30, 2022, was 21.8%, compared to 21.5% for the same period in 2021. The year-over-year, quarterly increase approximates the percentage increase of pre-tax earnings.

Comparison of the Six Months ended June 30, 2022 and 2021

While the cybersecurity incident impacted branch operations and limited our abilities for loan and financial services production, the results for the six months ended June 30, 2022 are favorable to the six-month period ended June 30, 2021.

Year-to-date highlights include:

·	Net interest income improved to $13.5 million for the first half of 2022, an improvement of $401 thousand, or 3.1%, compared to the first half of 2021;
·	Net interest margin was 3.52% for the first half of 2022, a decrease of 3 bps compared to 3.55% for the first half of 2021;
·	Provision for loans losses was $175 thousand for the first half of 2022, a reduction of $197 thousand, or 53.0%, compared to the first half of 2021;
·	Noninterest income was $4.7 million, an increase of $210 thousand, or 4.7%, compared to the first half of 2021;
·	Salaries and employee benefits expense was $6.7 million, an increase of $479 thousand, or 7.8%, compared to the first half of 2021; and
·	Total noninterest expense was $13.1 million, a decrease of $24 thousand, or 0.18%, compared to the first half of 2021.

Overall, during the six months ended June 30, 2022, compared to the same period in 2021, net income improved 18.4% to $3.8 million from $3.2 million. Although interest income was virtually unchanged, increasing $50 thousand, reduced interest expense of $351 thousand contributed to an improvement of $401 thousand in net interest income. The following table presents the rates earned on earning assets and paid on interest-bearing liabilities for the periods indicated.

Net Interest Margin Analysis Average Balances, Income and Expense, and Yields and Rates

(Dollars in thousands)
Six Months Ended June 30,
	2022			2021
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$596,813	$13,465	4.55%	$591,066	$13,877	4.74%
Mortgage loans held for sale	69	1	4.33%	355	4	2.40%
Federal funds sold	203	1	0.49%	207	-	0.07%
Interest bearing deposits in other banks	61,094	179	0.59%	88,543	41	0.09%
Taxable investment securities	114,190	971	1.70%	61,177	645	2.11%
Total earning assets	772,369	14,617	3.82%	741,348	14,567	3.96%
Less: Allowance for loans losses	(6,867)			(7,329)
Non-earning assets	46,335			60,499
Total Assets	$811,837			$794,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$69,523	$35	0.10%	$56,242	$30	0.11%
Savings and money market deposits	195,780	78	0.08%	171,353	73	0.09%
Time deposits	192,064	720	0.76%	227,002	1,155	1.03%
Short-term borrowings	6,381	71	2.21%	4,989	33	1.35%
Trust preferred securities	16,496	248	2.98%	16,496	212	2.55%
Total interest-bearing liabilities	480,244	1,152	0.48%	476,082	1,503	0.64%
Non-interest-bearing deposits	263,509	-	-%	250,309	-	- %
Total deposit liabilities and cost of funds	743,753	1,152	0.31%	726,391	1,503	0.42%
Other liabilities	7,773			8,898
Total Liabilities	751,526			794,523
Shareholders’ Equity	60,188			59,234
Total Liabilities and Shareholders’ Equity	$811,714			$794,523
Net Interest Income		$13,465			$13,064
Net Interest Margin			3.52%			3.55%
Net Interest Spread			3.33%			3.32%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Volume and Rate Analysis

Increase (decrease)

	Six Months Ended June 30, 2022 versus 2021
(Dollars in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$(408)	$(4)	$(412)
Mortgage loans held for sale	(3)	—	(3)
Federal funds sold	—	1	1
Interest bearing deposits in other banks	(16)	154	138
Taxable investment securities	385	(59)	326
Total Earning Assets	(42)	92	50
Interest Expense:
Interest-bearing demand deposits	8	(3)	5
Savings and money market deposits	10	(5)	5
Time deposits	(161)	(273)	(435)
Short-term borrowings	15	22	37
Trust preferred securities	—	36	36
Total Interest-bearing Liabilities	(128)	(223)	(351)
Change in Net Interest Income	$86	$315	$401

During the first six months of 2022 compared to the first half of 2021, net interest income increased $401 thousand primarily due to a reduction in interest expense on deposits of $424 thousand, partially offset by increases to the cost of borrowed funds of $73 thousand. The increase in expense for borrowed funds was due to $95 million of FHLB advances taken during the second quarter, combined with rate increases on trust preferred securities. The reduction in interest expense on deposits was driven mainly by a reduction in the average cost of retail time deposits, which declined 27 basis points, to 0.76% from 1.03%, plus a decrease in average balances of $34.9 million. There was a modest increase in interest income of $50 thousand due to increases to the investment portfolio and increased rates paid on deposits with other banks. These improvements offset reductions in loan interest and fees due principally to the reduction in fees from PPP loan repayments as these fees fell $535 thousand during the comparative six-month periods. As a result, the net interest margin for the first half of 2022 was 3.52%, a reduction of 3 bps compared to 3.55% for the first half of 2021.

During the first six months of 2022, the FOMC increased the discount rate three times for a total of 150 bps. This increased interest rate environment has improved returns on certain assets that immediately adjust as these changes are made, such as interest-bearing deposits in other banks, credit cards, home equity lines of credit and certain commercial and commercial real estate loans. It is anticipated that yields on these assets will improve moving forward. Conversely, it is expected that there will be a need to adjust, upward, rates paid on deposit accounts, which will increase our overall cost of funds. Additionally, in response to the cybersecurity incident, in early August 2022, we began offering a customer appreciation time deposit product to recognize the patience and loyalty of our customers. This product pays a higher rate than is currently offered on similar non-promotional products and is expected to contribute to an increased cost of funds going forward.

Based on our current assessment of the loan portfolio, $175 thousand was provided to the allowance for loan losses during the first six months of 2022 compared to $372 thousand provided during the same period in 2021. For more information on the factors affecting the allowance for loan losses, including provision expense, refer to Note 7, Allowance for loan Losses, in Item 1 of this Form 10-Q. Depending on changes to economic conditions and the impact those changes may have on individual borrowers, it is possible that additional provisions may be needed beyond those necessary to support organic growth of the loan portfolio.

Total non-interest income for the first half of 2022 compared to the same period in 2021 grew by $210 thousand to $4.7 million. This improvement was driven by increases in service charges and fees which increased $231 thousand or 13.8%, despite the negative impact during the second quarter resulting from foregoing certain charges during the cybersecurity incident, as previously discussed. Card processing and interchange income showed a slight increase of $7 thousand, as transaction volume has plateaued, as consumers respond to the cessation of stimulus payments and the effects of historic inflation. Financial services revenues of $483 thousand represent a decrease of $18 thousand or 3.6%. As previously discussed, our ability to provide certain services was hampered during the latter portion of June 2022, and it is uncertain whether those lost opportunities can be recovered.

For the six months ended June 30, 2022, compared to the same period in 2021, total non-interest expense increased $24 thousand, to $13.1 million. The modest increase was due to reductions to occupancy, data processing and other noninterest expenses of $337 thousand, $71 thousand and $47 thousand, respectively which offset increases to salaries and benefits of $479 thousand. As discussed previously, salaries and benefits increased year-over-year due to the impact of overall salary adjustments implemented during the fourth quarter of 2021 and accruals for performance related payments in 2022 that had not yet been fully initiated in 2021. Also, as discussed, occupancy costs decreased due to the reduction of depreciation and property tax costs from the reduction and disposition of branches and equipment, which decreased year-over-year $208 thousand and $28 thousand, respectively. It is anticipated that the branch closings scheduled for August 12, 2022 will serve to further reduce occupancy and related costs. Data processing and telecommunication costs decreased due to negotiated reductions for the cost, or elimination, of certain services, as local phone and data line costs decreased $30 thousand and data processing costs decreased $37 thousand for the comparative year-to-date periods. Other noninterest expenses benefited from reduced costs associated with loan collection efforts which decreased $50 thousand for the first six months of 2022 as compared to the same period in 2021.

The efficiency ratio, a non-GAAP measure, improved to 72.0% for the first half of 2022 from 74.4% for the first half of 2021.

Balance Sheet

Balance sheet growth in 2022, specifically activity during the second quarter, was impacted by efforts to address any possible adverse impact from the cybersecurity incident. As a preventative measure against a possible surge in deposit withdrawal activity, we obtained FHLB advances totaling $95 million, transferred additional funds to our account at the Federal Reserve Bank and temporarily increased cash on hand at various branch locations. As we moved from the immediate aftermath of the incident, we repaid $35 million of FHLB advances prior to June 30, 2022.

Total assets increased $52.4 million, or 6.6%, to $847.0 million at June 30, 2022 from $794.6 million at December 31, 2021. This growth was primarily driven by the FHLB advances as total deposits decreased $449 thousand, as noninterest-bearing deposits increased $8.7 million while interest-bearing deposits decreased $9.2 million. The year-to-date deposit activity is due to a combination of factors including customer reaction to the cybersecurity incident, time deposit customers seeking higher interest rates and actions taken by customers at the two branch locations scheduled for closure in August 2022. The FHLB advance funds were transferred to interest bearing deposits with other banks which increased $60.0 million year-to-date.

Total investments decreased $6.7 million, or 6.3%, to $100.6 million at June 30, 2022 due primarily to an increase of $12.8 million in net unrealized losses and $8.6 million of repayments and maturities, which more than offset purchases of $14.9 million. Purchases are expected to continue as we replace security repayments, deploy excess liquidity, and use the investment portfolio in the overall management of the interest rate risk and liquidity of the balance sheet.

There were $62 thousand of loans held for sale at June 30, 2022 versus $0 at December 31, 2021. These loans are originated for sale into the secondary market on a best efforts basis.

Loans receivable decreased $8.1 million, or 1.4% during the first six months of 2022, due to repayments of commercial real estate and commercial loans. Commercial real estate loans decreased $9.6 million or 4.6%, to $196.6 million at June 30, 2022, due largely to several borrowers liquidating properties held as collateral. These repayments were offset by increases in construction and development loans, and loans secured by multi-family real estate which increased $5.4 million or 16.6% and $4.6 million or 13.8%, respectively. Commercial loans decreased $7.6 million or 14.0% to $46.7 million at June 30, 2022, due largely to repayments and forgiveness of PPP loans which declined $5.6 million during the first six months of 2022. At June 30, 2022, PPP loans totaled $845 thousand.

Total deposits decreased $449 thousand or 0.1% to $707.1 million at June 30, 2022 from $707.5 million at December 31, 2021. While the year-to-date change is modest, during the second quarter of 2022, deposits decreased $23.9 million from $731.0 million at March 31, 2022. While we have experienced deposit runoff in response to the cybersecurity incident, other factors have also influenced customers’ activities, including interest rates available for time deposits and the previously announced closure of two branch offices scheduled for August 2022. Additionally, some of this deposit activity is due to normal churn of deposit accounts and depositors. The year-to-date decrease in deposits is primarily due to time deposit runoff as total time deposits decreased $17.1 million or 8.6%. The decrease in time deposits was offset by increases in non-interest bearing and interest-bearing transaction accounts which increased $8.7 million or 3.5% and $7.9 million or 3.1% during the six months ended June 30, 2022. Another factor influencing deposit retention is the dissipation of liquidity experienced by depositors, as stimulus and other economic support funds distributed during the height of the COVID-19 pandemic are spent or otherwise distributed. While it is likely that recent and expected increases to the federal funds rate will, at some point, impact liquidity, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

At June 30, 2022, FHLB advances totaling $60 million were outstanding. As previously discussed, these advances were taken in June 2022, as a precautionary measure related to the cybersecurity incident. The advances have schedule maturities of $20 million in September 2022, and $40 million in December 2022. On August 1, 2022, $15 million of the $40 million advance was repaid. Trust preferred securities of $16.5 million at June 30, 2022 were unchanged compared to December 31, 2021.

Total equity at June 30, 2022 was $56.2 million, a decrease of $7.5 million, or 11.7%, compared to $63.6 million at December 31, 2021. As discussed previously and in the Capital Resources section below, the primary driver of the decline was the $10.1 million net increase in the other accumulated comprehensive loss, related to the unrealized loss on available for sale investment securities, along with a cash dividend payment. The increase in other accumulated comprehensive loss is related to the recent increase in interest rates and is not related to any deterioration in the credit quality of any investment securities held.

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

Nonperforming assets decreased $347 thousand, or 8.1%, during the first six months of 2022, driven by a decrease in OREO of $1.0 million, which offset an increase in nonaccrual loans of $693 thousand. The increase in nonaccrual loans is attributed to a single credit for a commercial construction loan. This account has been assessed as part of our determination of the adequacy of the allowance for loan losses, and collection efforts are ongoing. No loans 90 days or more past due are accruing interest. As a result, the ratio of nonperforming assets to total assets decreased to 0.50% at June 30, 2022 compared to 0.54% at December 31, 2021.

For detailed information for nonaccrual loans and other real estate owned as of June 30, 2022, and December 31, 2021, refer to Note 6 Loans and Note 9 Other Real Estate Owned in Item 1 of this Form 10-Q.

At June 30, 2022, OREO is primarily made up of farmland and land acquired through foreclosure. During the second quarter of 2022, two former branch sites that had been transferred to OREO in 2021, were sold bringing our OREO balance down to $321 thousand. We continue extensive and aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to reduce nonperforming assets. We remain mindful of the impact on earnings and capital as we work to achieve our goal to reduce nonperforming assets. However, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

Loans rated substandard or below totaled $3.6 million at June 30, 2022, an increase of $733 thousand from $2.9 million at December 31, 2021. Total past due loans increased to $10.0 million at June 30, 2022 from $3.4 million at December 31, 2021. As previously discussed this increase is, in part, due to delays in providing loan account notices during the disruption to our computer systems.

Our allowance for loan losses at June 30, 2022 was $6.8 million or 1.16% of total loans as compared to $6.7 million, or 1.13% of total loans at December 31, 2021. Impaired loans totaled $3.2 million with an estimated related specific allowance of $381 thousand at June 30, 2022, as compared to $2.8 million of impaired loans with an estimated related allowance of $166 thousand at the end of 2021. A provision of $175 thousand was recorded for the first six months of 2022 compared to $372 thousand during the first six months of 2021.

In the first six months of 2022, net charge-offs totaled $94 thousand, or 0.03% of average loans, annualized, as compared to $867 thousand, or 0.29%, of average loans for the same period in 2021. The allowance for loan losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary. During the first six months of 2022, we adjusted our external qualitative factors to reflect positive employment and home sales statistics, along with adjusting for the impact of historically high inflation. Those changes along with the assessment of the inherent and specific risks associated with the loan portfolio resulted in a provision to the allowance of $175 thousand for the first six months 2022.

The following table summarizes components of the allowance for loan losses and related loans as of June 30, 2022 and December 31, 2021:

Selected Credit Ratios
	June 30,	December 31,
(Dollars in thousands)	2022	2021
Allowance for loan losses	$6,816	$6,735
Total loans	585,631	593,744
Allowance for loan losses to total loans	1.16%	1.13%
Nonaccrual loans	$3,634	$2,941
Nonaccrual loans to total loans	0.62%	0.50%

Ratio of allowance for loan losses to nonaccrual loans	1.88X	2.29X

Charge-offs net of recoveries	$94	$828
Average loans	$596,813	$586,963
Net charge-offs to average loans	0.03%	0.14%

We are in the process of preparing to implement the Current Expected Credit Loss (CECL) model to replace our legacy loan loss model. While we had estimated we would be running concurrent models by June 30, 2022, due to the cybersecurity incident, we delayed the start of parallel runs. We have recovered and the new model has been constructed, initial assumptions have been input and historical loan and loss activity has been input and validated. Starting in August 2022, the Company will run the new methodology parallel to the current allowance methodology for several periods before full implementation, beginning with the June 30, 2022 data.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset, excluding the deferred tax asset on the unrealized loss on securities available for sale, of $813 thousand and $1.5 million existed at June 30, 2022 and December 31, 2021, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses.

Capital Resources

Total shareholders’ equity at June 30, 2022 was $56.2 million compared to $63.6 million at December 31, 2021, a decrease of $7.5 million, or 11.7%. As previously discussed, this decline was driven by the $10.1 million net increase in the accumulated other comprehensive loss related to the unrealized loss on investment securities available-for-sale. Excluding the impact of the unrealized loss, equity increased $2.6 million, due to net income of $3.8 million less the cash dividend payment of $1.2 million and $38 thousand used for share repurchases.

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

At June 30, 2022, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $2.35 at June 30, 2022, and $2.66 at December 31, 2021. Excluding the impact of the accumulated other comprehensive loss, book value per share was $2.80 at June 30, 2022, and $2.69 and December 31, 2021, respectively. Other key performance indicators are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Return on average assets[1]	0.94%	0.82%	0.95%	0.82%
Return on average equity[1]	13.45%	11.15%	12.88%	11.06%
Average equity to average assets	6.99%	7.37%	7.41	7.46%

1 - Annualized

Under current economic conditions, we believe it is prudent to continue to retain capital sufficient to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates, and based upon projections, we believe our current capital levels will be sufficient.

During the first quarter of 2022, the Company paid its first cash dividend of $0.05 per common share to our shareholders. Earnings will continue to be retained to provide capital to support the planned growth and operations of the Company and to continue to pay any future dividends to shareholders.

On April 28, 2022 the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through March 31, 2023. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. During the second quarter of 2022, 16,510 shares were purchased at an average price of $2.28 per share; and, during the third quarter 2022, through August 10, 2022 an additional 5,720 shares have been purchased. There is no assurance that the Company will purchase any additional shares under this program.

Liquidity

As discussed previously, in response to the cybersecurity incident we took efforts to increase on balance sheet liquidity through a series of FHLB advances transferred to our account at Federal Reserve Bank and pledging additional investment securities as collateral against unused funding sources for emergency needs. The deposit runoff since the cybersecurity incident has not been significant. We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $184.7 million at June 30, 2022, an increase of $25.4 million from $159.3 million at December 31, 2021. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs during 2022.

At June 30, 2022, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $70.9 million, which is net of the $29.7 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank.

Our loan to deposit ratio was 82.8% at June 30, 2022 and 83.9% at December 31, 2021. We anticipate this ratio to remain at or below 90% for the foreseeable future.

While we have experienced some deposit runoff in response to the cybersecurity incident, other factors have also influenced customers’ activities, including interest rates available for time deposits and the previously announced closure of two branch offices scheduled for August 2022. Additionally, some of this deposit activity is due to normal churn of deposit accounts and depositors.

Available third-party sources of liquidity at June 30, 2022 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

The Bank’s line of credit with the FHLB is $203.3 million, with unused availability at June 30, 2022 of $136.3 million. FHLB advances totaling $60 million were outstanding at June 30, 2022, but the credit line also secures a letter of credit totaling $7.0 million. The available line and the outstanding letters of credit are secured by a blanket lien on our residential real estate loans which amounted to $129.2 million at June 30, 2022.

The Bank also has access to the brokered deposits market and the Certificate of Deposit Registry Service (CDARS). At June 30, 2022, we held no brokered deposits and $2.8 million in CDARS reciprocal time deposits and $10.6 million in ICS reciprocal interest-bearing demand deposits.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, while we do not anticipate using this as a primary funding source, securities with an estimated market value of $25.6 million were pledged at June 30, 2022.

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

The bank holding company has approximately $523 thousand in cash on deposit at the Bank at June 30, 2022. The holding company receives periodic dividend payments from the Bank which are used to pay operating expenses, to pay trust preferred interest payments, and to fund dividend payments to shareholders and repurchase shares. The Company makes quarterly interest payments on the trust preferred securities.

As discussed in the Capital Resources section, the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through March 31, 2023. Payments for any repurchases will be distributed from available funds, or from dividends payments from the Bank, and are not expected to have a material impact on available liquidity.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the six months ended June 30, 2022, to the off-balance sheet items and the contractual obligations disclosed in our 2021 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At June 30, 2022, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

On April 20, 2022, the United States District Court for the Western District of Virginia issued summary judgment, in favor of the Bank, dismissing all remaining claims made in a lawsuit filed by a former employee in January 2021, alleging wrongful termination based on gender, religion and age. This proceeding is now concluded.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities – None

(b)	Use of Proceeds – Not Applicable

(c)	Issuer Purchases of Securities

Stock Repurchase Program

The Company has an approved one-year stock repurchase program that authorizes the repurchase of up to 500,000 of the Company’s common shares through March 31, 2023. Repurchases may be made through open market purchases or in privately negotiated transactions. Shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company.

Shares of the Company’s common stock were repurchased during the three months ended June 30, 2022, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 483,490 shares of common stock.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
April 30, 2022		-	-	-	500,000
May 31, 2022		13,949	$2.27	13,949	486,051
June 30, 2022		2,561	$2.29	2,561	483,490
	Total	16,510	$2.28	16,510

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s 10-Q Report for the quarterly period ended March 31, 2022, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	August 15, 2022

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 15, 2022