Form 10-Q/A
period 2022-06-30
NEW PEOPLES BANKSHARES INC
filed 2022-08-16
CIK 1163389

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

Assets and liabilities measured at fair value are as follows as of December 31, 2021 (for purpose of this table the impaired loans are shown net of the related allowance):

December 31, 2021 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$-	$7,671	-
U.S. Government Agencies	-	9,089	$-
Taxable municipals	-	22,980	-
Corporate bonds	-	2,019	-
Mortgage-backed securities	-	65,599	-
			-
(On a non-recurring basis) Other real estate owned	-	-	1,361
Impaired loans	-	-	2,667
Total	$-	$107,358	$4,028

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	August 16, 2022

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 16, 2022