Form 10-Q
period 2022-09-30
NEW PEOPLES BANKSHARES INC
filed 2022-11-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock was 23,872,311 as of November 10, 2022.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	17,134	$14,952
Interest-bearing deposits with banks	97,406	45,766
Federal funds sold	378	228
Total Cash and Cash Equivalents	114,918	60,946
Investment securities available-for-sale	98,845	107,358
Loans receivable	579,874	593,744
Allowance for loan losses	(6,593)	(6,735)
Net loans	573,281	587,009
Bank premises and equipment, net	19,675	20,735
Other real estate owned	321	1,361
Accrued interest receivable	2,174	2,112
Deferred taxes, net	4,570	1,673
Bank owned life insurance	4,602	4,685
Right-of-use assets – operating leases	3,816	4,062
Other assets	6,363	4,706
Total Assets	828,565	$794,647
LIABILITIES
Deposits:
Noninterest bearing	269,052	$251,257
Interest-bearing	454,862	456,256
Total Deposits	723,914	707,513
Borrowed funds	41,496	16,496
Lease liabilities – operating leases	3,816	4,062
Accrued interest payable	355	272
Accrued expenses and other liabilities	3,754	2,673
Total Liabilities	773,335	731,016
SHAREHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized;
23,877,601 and 23,922,086 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	47,755	47,844
Additional paid-in-capital	14,556	14,570
Retained earnings	6,665	2,031
Accumulated other comprehensive loss	(13,746)	(814)
Total Shareholders’ Equity	55,230	63,631
Total Liabilities and Shareholders’ Equity	828,565	$794,647

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

INTEREST AND DIVIDEND INCOME	2022	2021	2022	2021
Loans including fees	$7,010	7,602	$20,476	$21,483
Federal funds sold	2	—	3	—
Interest-earning deposits with banks	559	28	738	69
Investments	505	388	1,422	969
Dividends on equity securities (restricted)	34	26	88	90
Total Interest and Dividend Income	8,110	8,044	22,727	22,611

INTEREST EXPENSE
Deposits	418	522	1,252	1,780
Borrowed funds	492	104	810	349
Total Interest Expense	910	626	2,062	2,129

NET INTEREST INCOME	7,200	7,418	20,665	20,482

PROVISION FOR LOAN LOSSES	225	—	400	372

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,975	7,418	20,265	20,110

NONINTEREST INCOME
Service charges and fees	1,069	1,001	2,973	2,674
Card processing and interchange	915	982	2,858	2,918
Insurance and investment fees	167	222	650	723
Net gain on sales of available-for-sale securities	—	322	—	322
Other noninterest income	38	443	425	840
Total Noninterest Income	2,189	2,970	6,906	7,477

NONINTEREST EXPENSES
Salaries and employee benefits	3,290	3,239	9,947	9,417
Occupancy and equipment expense	1,177	2,215	3,200	4,575
Data processing and telecommunications	607	609	1,762	1,835
Other operating expenses	1,525	2,004	4,787	5,313
Total Noninterest Expenses	6,599	8,067	19,696	21,140

INCOME BEFORE INCOME TAXES	2,565	2,321	7,475	6,447

INCOME TAX EXPENSE	579	476	1,645	1,354

NET INCOME	$1,986	1,845	$5,830	$5,093

Earnings per share
Basic and diluted	$0.08	0.08	$0.24	$0.21

Average Weighted Shares of Common Stock
Basic and diluted	23,893,224	23,922,086	23,910,287	23,922,086

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

NET INCOME	$1,986	$1,845	$5,830	$5,093

Other comprehensive (loss) income:
Investment securities activity
Unrealized losses arising during the period	(3,614)	(45)	(16,369)	(629)
Reclassification adjustment for net gains included
in net income	—	(322)	—	(322)
Other comprehensive loss on investment securities	(3,614)	(367)	(16,369)	(951)
Related tax benefit	759	76	3,437	199
TOTAL OTHER COMPREHENSIVE LOSS	(2,855)	(291)	(12,932)	(752)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(869)	$1,554	$(7,102)	$4,341

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, December 31, 2020	23,922	$47,844	$14,570	$(4,979)	$742	$58,177

Net income	—	—	—	1,585	—	1,585
Other comprehensive loss, net of tax	—	—	—	—	(415)	(415)
Balance, March 31, 2021	23,922	$47,844	$14,570	$(3,394)	$327	$59,347

Net income	—	—	—	1,663	—	1,663
Other comprehensive loss, net of tax	—	—	—	—	(46)	(46)
Balance, June 30, 2021	23,922	$47,844	$14,570	$(1,731)	$281	$60,964

Net income	—	—	—	1,845	—	1,845
Other comprehensive loss, net of tax	—	—	—	—	(291)	(291)
Balance, September 30, 2021	23,922	$47,844	$14,570	$114	$(10)	$62,518

Balance, December 31, 2021	23,922	$47,844	$14,570	$2,031	$(814)	$63,631

Net income	—	—	—	1,921	—	1,921
Other comprehensive loss, net of tax	—	—	—	—	(5,444)	(5,444)
Cash dividend declared ($0.05 per share)	—	—	—	(1,196)	—	(1,196)
Balance, March 31, 2022	23,922	$47,844	$14,570	$2,756	$(6,258)	$58,912

Net income	—	—	—	1,923	—	1,923
Other comprehensive loss, net of tax	—	—	—	—	(4,633)	(4,633)
Repurchase of common stock	(16)	(33)	(5)	—	—	(38)
Balance, June 30, 2022	23,906	$47,811	$14,565	$4,679	$(10,891)	$56,164

Net income	—	—	—	1,986	—	1,986
Other comprehensive loss, net of tax	—	—	—	—	(2,855)	(2,855)
Repurchase of common stock	(28)	(56)	(9)	—	—	(65)
Balance, September 30, 2022	23,878	$47,755	$14,556	$6,665	$(13,746)	$55,230

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(IN THOUSANDS)

(UNAUDITED)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,830	$5,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,337	1,609
Provision for loan losses	400	372
Loss (income) on bank owned life insurance	83	(25)
Net gain on sale of securities available-for-sale	—	(322)
Net gain on sale of mortgage loans	(27)	(95)
Loss (gain) on sale or disposal of premises and equipment	195	(149)
Gain on sale of other real estate owned	(70)	(122)
Loans originated for sale	(1,503)	(5,494)
Proceeds from sales of loans originated for sale	1,530	5,869
Adjustment to carrying value of premises transferred to other real estate owned	—	1,067
Adjustment of carrying value of other real estate owned	137	423
Net amortization/accretion of bond premiums/discounts	392	336
Deferred tax expense	540	1,351
Net change in:
Accrued interest receivable	(62)	250
Other assets	(693)	(491)
Accrued interest payable	83	(146)
Accrued expenses and other liabilities	1,136	212
Net Cash Provided by Operating Activities	9,308	9,738

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	14,039	41
Purchase of securities available-for-sale	(19,790)	(77,168)
Proceeds from sale of investment securities available-for-sale	—	7,686
Proceeds from repayments and maturities of securities available-for-sale	11,542	11,695
Net (purchase) redemption of equity securities (restricted)	(964)	555
Payments for the purchase of premises and equipment	(478)	(2,217)
Proceeds from sale of premises and equipment	—	1,203
Proceeds from insurance claims on other real estate owned or premises	6	54
Proceeds from sales of other real estate owned	207	2,128
Net Cash Provided by (Used) in Investing Activities	4,562	(56,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short term borrowings	25,000	(5,000)
Net change in noninterest bearing deposits	17,795	31,718
Net change in interest bearing deposits	(1,394)	13,759
Dividends paid	(1,196)	—
Repurchase of common stock	(103)	—
Net Cash Provided by Financing Activities	40,102	40,477

Net increase (decrease) in cash and cash equivalents	53,972	(5,808)
Cash and Cash Equivalents, Beginning of the Period	60,946	92,350
Cash and Cash Equivalents, End of the Period	$114,918	$86,542

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,979	$2,275
Taxes	$325	$—
Supplemental Disclosure of Non-cash Transactions:
Other real estate acquired in settlement of foreclosed loans	$—	$566
Loans made to finance sale of other real estate owned	$711	$—
Transfer of premises and equipment to other real estate	$—	$950
Change in unrealized losses on securities available for sale	$(16,369)	$(951)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2022 and December 31, 2021, and the results of operations for the three- and nine-month periods ended September 30, 2022 and 2021. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the adequacy of the allowance for loan losses and the determination of the deferred tax asset are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income.

NOTE 3 EARNINGS PER SHARE

Basic Earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three-month and nine-month periods ended September 30, 2022 and 2021, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars in Thousands, Except Share and Per Share Data)	For the three months ended September 30,		For the Nine months ended September 30,
	2022	2021	2022	2021
Net income	$1,986	$1,845	$5,830	$5,093
Weighted average shares outstanding	23,893,224	23,922,086	23,910,287	23,922,086
Weighted average dilutive shares outstanding	23,893,224	23,922,086	23,910,287	23,922,086

Basic and diluted Earnings per share	$0.08	$0.08	$0.24	$0.21

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer required is 2.50%. At September 30, 2022, the Bank had a capital conservation buffer of 8.35%. Amounts recorded to accumulated other comprehensive income (loss) are not included in computing regulatory capital. Management believes as of September 30, 2022, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2022 and December 31, 2021, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022:
Total Capital to Risk Weighted Assets	90,849	16.35%	$44,465	8.0%	$55,582	10.0%
Tier 1 Capital to Risk Weighted Assets	84,256	15.16%	33,349	6.0%	44,465	8.0%
Tier 1 Capital to Average Assets	84,256	9.86%	34,166	4.0%	42,707	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	84,256	15.16%	25,012	4.5%	36,128	6.5%

December 31, 2021:
Total Capital to Risk Weighted Assets	85,890	16.23%	$42,332	8.0%	$52,915	10.0%
Tier 1 Capital to Risk Weighted Assets	79,274	14.98%	31,749	6.0%	42,332	8.0%
Tier 1 Capital to Average Assets	79,274	9.86%	32,145	4.0%	40,181	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	79,274	14.98%	23,812	4.5%	34,395	6.5%

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (AFS) securities as of September 30, 2022 and December 31, 2021 is as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
September 30, 2022
U.S. Treasuries	$12,639	$-	$993	$11,646
U.S. Government Agencies	10,451	4	695	9,760
Taxable municipals	23,338	-	5,560	17,778
Corporate bonds	3,515	-	340	3,175
Mortgage backed securities	66,301	-	9,815	56,486
Total Securities available for sale	$116,244	$4	$17,403	$98,845

December 31, 2021
U.S. Treasuries	$7,791	$2	$122	$7,671
U.S. Government Agencies	9,098	77	86	9,089
Taxable municipals	23,075	159	254	22,980
Corporate bonds	2,014	23	18	2,019
Mortgage backed securities	66,410	143	954	65,599
Total Securities available for sale	$108,388	$404	$1,434	$107,358

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
U.S. Treasuries	$5,115	$283	$5,564	$710	$10,679	$993
U.S. Government Agencies	5,450	362	3,120	333	8,570	695
Taxable municipals	7,009	2,131	9,969	3,429	16,978	5,560
Corporate bonds	2,288	228	388	112	2,676	340
Mortgage backed securities	14,463	1,759	39,512	8,056	53,975	9,815
Total Securities available for sale	$34,325	$4,763	$58,553	$12,640	$92,878	$17,403

December 31, 2021
U.S. Treasuries	$6,200	$122	$—	$—	$6,200	$122
U.S. Government Agencies	977	10	3,434	76	4,411	86
Taxable municipals	13,040	237	387	17	13,427	254
Corporate bonds	1,482	18	—	—	1,482	18
Mortgage backed securities	52,180	758	6,282	196	58,462	954
Total Securities available for sale	$73,879	$1,145	$10,103	$289	$83,982	$1,434

At September 30, 2022, there were 216 securities in a loss position, of which 100 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

Investment securities with a carrying value of $28.3 million and $12.1 million at September 30, 2022 and December 31, 2021, respectively, were pledged as collateral to secure public deposits and for other purposes required by law.

The following table summarizes sales of AFS debt securities for the nine months-ended September 30,

(Dollars are in thousands)	2022	2021
Proceeds	$—	$7,686
Gains	—	322
Losses	—	—
Tax provision (benefit)	—	68

The amortized cost and fair value of investment securities at September 30, 2022, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$1,777	$1,776	4.30%
Due after one year through five years	16,829	15,805	2.09%
Due after five years through ten years	14,663	12,832	1.98%
Due after ten years	82,975	68,432	1.82%
Total	$116,244	$98,845	1.92%

The Bank, as a member bank of the Federal Reserve Bank of Richmond (Federal Reserve Bank) and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in Other Assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $3.0 million and $2.0 million at September 30, 2022 and December 31, 2021, respectively. The stock has no quoted market value and no ready market exists.

NOTE 6 LOANS

Loans receivable outstanding as of September 30, 2022, and December 31, 2021, are summarized as follows:

(Dollars are in thousands)	September 30, 2022	December 31, 2021
Real estate secured:
Commercial	$198,101	$206,162
Construction and land development	38,598	32,325
Residential 1-4 family	226,706	224,530
Multifamily	29,062	33,048
Farmland	17,467	18,735
Total real estate loans	509,934	514,800
Commercial	45,126	54,325
Agriculture	3,799	4,021
Consumer installment loans	19,602	18,756
All other loans	1,413	1,842
Total loans	$579,874	$593,744

Included in commercial loans at September 30, 2022 and December 31, 2021 were $298 thousand and $6.4 million of Paycheck Protection Program (PPP) loans, respectively, that are guaranteed by the Small Business Administration (SBA).

Also included in total loans above are deferred loan fees of $1.7 million and $1.8 million at September 30, 2022 and December 31, 2021, respectively. Deferred loan costs were $2.1 million and $2.0 million, at September 30, 2022 and December 31, 2021, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or costs is recognized at that time.

Loans receivable on nonaccrual status as of September 30, 2022, and December 31, 2021, are summarized as follows:

(Dollars are in thousands)	September 30, 2022	December 31, 2021
Real estate secured:
Commercial	$273	$415
Construction and land development	735	37
Residential 1-4 family	2,636	2,314
Multifamily	—	111
Farmland	43	48
Total real estate loans	3,687	2,925
Commercial	15	9
Consumer installment loans and other loans	4	7
Total loans receivable on nonaccrual status	$3,706	$2,941

Total interest income not recognized on nonaccrual loans for the nine months ended September 30, 2022, and September 30, 2021, was $22 thousand and $445 thousand, respectively.

The following tables presents information concerning the Company’s investment in loans considered impaired as of September 30, 2022, and December 31, 2021:

As of September 30, 2022 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$92	$133	$—
Construction and land development	6	279	—
Residential 1-4 family	1,662	2,008	—
Multifamily	—	—	—
Farmland	268	437	—
Commercial	24	32	—
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	291	361	69
Construction and land development	710	710	174
Residential 1-4 family	34	49	26
Multifamily	—	—	—
Farmland	—	—	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$3,087	$4,009	$269

As of December 31, 2021 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$99	$140	$—
Construction and land development	24	298	—
Residential 1-4 family	1,508	1,791	—
Multifamily	—	—	—
Farmland	320	490	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	2	2	—
All other loans	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	315	372	94
Construction and land development	—	—	—
Residential 1-4 family	340	372	53
Multifamily	—	—	—
Farmland	197	209	17
Commercial	28	35	2
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$2,833	$3,709	$166

The following tables present information concerning the Company’s average impaired loans and interest recognized on those impaired loans, for the periods indicated:

	Nine Months Ended
	September 30, 2022		September 30, 2021
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$132	$4	$281	$—
Construction and land development	25	13	75	9
Residential 1-4 family	1,578	37	1,773	24
Multifamily	—	—	—	—
Farmland	322	18	467	14
Commercial	12	1	—	—
Agriculture	—	—	—	—
Consumer installment loans	1	—	3	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	442	3	1,010	3
Construction and land development	364	17	—	—
Residential 1-4 family	243	6	338	6
Multifamily	25	—	—	—
Farmland	79	—	102	4
Commercial	34	1	129	1
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—
Total	$3,257	$100	$4,178	$61

	Three Months Ended
	September 30, 2022		September 30, 2021
(Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate secured:
Commercial	$94	$4	$122	$—
Construction and land development	9	9	56	5
Residential 1-4 family	1,553	23	1,764	10
Multifamily	—	—	—	—
Farmland	275	9	452	5
Commercial	25	1	—	—
Agriculture	—	—	—	—
Consumer installment loans	—	—	3	—
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	295	—	519	—
Construction and land development	727	17	—	—
Residential 1-4 family	167	6	357	6
Multifamily	25	—	—	—
Farmland	—	—	100	4
Commercial	—	—	29	—
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—
Total	$3,170	$69	$3,402	$30

An age analysis of past due loans receivable as of September 30, 2022, and December 31, 2021, is below. At September 30, 2022 and December 31, 2021, no loans over 90 days past due were accruing.

As of September 30, 2022 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$—	$—	$—	$198,101	$198,101
Construction and land development	50	—	710	760	37,838	38,598
Residential 1-4 family	1,879	361	551	2,791	223,915	226,706
Multifamily	—	—	—	—	29,062	29,062
Farmland	43	—	—	43	17,424	17,467
Total real estate loans	1,972	361	1,261	3,594	506,340	509,934
Commercial	65	—	15	80	45,046	45,126
Agriculture	—	—	—	—	3,799	3,799
Consumer installment loans	28	32	4	64	19,538	19,602
All other loans	28	—	—	28	1,385	1,413
Total loans	$2,093	$393	$1,280	$3,766	$576,108	$579,874

As of December 31, 2021 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$—	$—	$—	$206,162	$206,162
Construction and land development	7	—	7	14	32,311	32,325
Residential 1-4 family	2,473	240	486	3,199	221,331	224,530
Multifamily	—	—	111	111	32,937	33,048
Farmland	—	—	—	—	18,735	18,735
Total real estate loans	2,480	240	604	3,324	511,476	514,800
Commercial	5	—	—	5	54,320	54,325
Agriculture	—	—	—	—	4,021	4,021
Consumer installment Loans	56	5	—	61	18,695	18,756
All other loans	—	—	—	—	1,842	1,842
Total loans	$2,541	$245	$604	$3,390	$590,354	$593,744

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

Based on the most recent analysis performed, the risk categories of loans receivable as of September 30, 2022, and December 31, 2021, was as follows:

As of September 30, 2022 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$193,557	$4,271	$273	$—	$198,101
Construction and land development	37,738	126	734	—	38,598
Residential 1-4 family	223,593	493	2,620	—	226,706
Multifamily	28,852	210	—	—	29,062
Farmland	16,538	886	43	—	17,467
Total real estate loans	500,278	5,986	3,670	—	509,934
Commercial	44,208	903	15	—	45,126
Agriculture	3,799	—	—	—	3,799
Consumer installment loans	19,595	3	4	—	19,602
All other loans	1,413	—	—	—	1,413
Total	$569,293	$6,892	$3,689	$—	$579,874

As of December 31, 2021 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$198,022	$7,725	$415	$—	$206,162
Construction and land development	31,366	922	37	—	32,325
Residential 1-4 family	221,342	915	2,273	—	224,530
Multifamily	32,499	438	111	—	33,048
Farmland	18,137	550	48	—	18,735
Total real estate loans	501,366	10,550	2,884	—	514,800
Commercial	53,162	1,154	9	—	54,325
Agriculture	4,021	—	—	—	4,021
Consumer installment loans	18,746	2	8	—	18,756
All other loans	1,842	—	—	—	1,842
Total	$579,137	$11,706	$2,901	$—	$593,744

NOTE 7 ALLOWANCE FOR LOAN LOSSES

In determining the amount of our allowance for loan losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision. Due to the underlying SBA guarantee provided for PPP loans, these accounts were not included in either the portfolio segment or impairment calculations at September 30, 2022 and December 31, 2021. Additionally, due to uncertainties presented by the ongoing pandemic and the resulting economic uncertainty, internal and external qualitative factors were revised accordingly. This revision included reviewing our internal scoring related to loan modifications and extensions, and external factors, specifically, unemployment and other economic factors.

The following table presents activity in the allowance for loan losses for the nine- and three-month periods ended September 30, 2022 and 2021, respectively. Additionally, the allocation of the allowance by recorded portfolio segment and impairment method is presented as of September 30, 2022, and December 31, 2021, respectively.

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2022
Beginning balance	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735
Charge-offs	(5)	(149)	(52)	(111)	(2)	(29)	—	(454)	—	(802)
Recoveries	33	3	87	2	14	29	—	92	—	260
Provision	42	394	(107)	97	(24)	(429)	1	565	(139)	400
Ending balance	$2,204	$437	$2,165	$242	$137	$670	$29	$311	$398	$6,593

Three months ended September 30, 2022
Beginning balance	$2,162	$450	$2,239	$408	$141	$853	$29	$170	$364	$6,816
Charge-offs	(5)	(149)	(28)	(50)	(2)	(1)	—	(409)	—	(644)
Recoveries	33	3	65	2	14	15	—	64	—	196
Provision	14	133	(111)	(118)	(16)	(197)	—	486	34	225
Ending balance	$2,204	$437	$2,165	$242	$137	$670	$29	$311	$398	$6,593

Allowance for loan losses at September 30, 2022
Individually evaluated for impairment	$69	$174	$26	$—	$—	$—	$—	$—	$—	$269
Collectively evaluated for impairment	2,135	263	2,139	242	137	670	29	311	398	6,324
	$2,204	$437	$2,165	$242	$137	$670	$29	$311	$398	$6,593

Loans at September 30, 2022
Individually evaluated for impairment	$383	$716	$1,696	$—	$268	$24	$—	$—	$—	$3,087
Collectively evaluated for impairment	197,718	37,882	225,010	29,062	17,199	45,102	3,799	21,015	—	576,787
	$198,101	$38,598	$226,706	$29,062	$17,467	$45,126	$3,799	$21,015	$—	$579,874

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Allowance for loan losses at December 31, 2021
Individually evaluated for impairment	$94	$—	$53	$—	$17	$2	$—	$—	$—	$166
Collectively evaluated for impairment	2,040	189	2,184	254	132	1,097	28	108	537	6,569
	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735

Loans at December 31, 2021
Individually evaluated for impairment	$414	$24	$1,848	$—	$517	$28	$—	$2	$—	$2,833
Collectively evaluated for impairment	205,748	32,301	222,682	33,048	18,218	54,297	4,021	20,596	—	590,911
	$179,381	$25,031	$222,980	$16,569	$18,368	$86,010	$4,450	$22,777	$—	$593,744

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2021
Beginning balance	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$—	$7,191
Charge-offs	(915)	—	(48)	—	—	(92)	—	(55)	—	(1,110)
Recoveries	2	6	25	—	—	134	1	36	—	204
Provision	700	(69)	180	6	59	(842)	(14)	(42)	394	372
Ending balance	$2,068	$170	$2,108	$157	$156	$1,475	$27	$102	$394	$6,657

Three months ended September 30, 2021
Beginning balance	$2,151	$155	$2,046	$160	$137	$1,916	$28	$103	$—	$6,696
Charge-offs	—	—	(38)	—	—	—	—	(27)	—	(65)
Recoveries	—	6	8	—	—	3	—	9	—	26
Provision	(83)	9	92	(3)	19	(444)	(1)	17	394	—
Ending balance	$2,068	$170	$2,108	$157	$156	$1,475	$27	$102	$394	$6,657

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS

There were $2.1 million and $2.5 million in loans classified as troubled debt restructurings at September 30, 2022 and December 31, 2021, respectively. All loans considered to be troubled debt restructurings are individually evaluated for impairment as part of the allowance for loan losses calculation. No loans modified during the three and nine months ended September 30, 2022 or September 30, 2021, were considered to be troubled debt restructurings.

One loan totaling $6 thousand, secured by residential real estate, previously modified as a troubled debt restructuring, was in default during the three months ended September 30, 2022. Two loans totaling $73 thousand, previously modified as a troubled debt restructuring, that defaulted during the first nine months of 2022, were in compliance with the terms of the restructuring at September 30, 2022. During the nine months ended September 30, 2021, two loans to the same borrower, previously modified as troubled debt restructurings, totaling $1.1 million defaulted, resulting in charge-offs totaling $835 thousand. Generally, a restructured troubled debt is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the Nine months ended September 30, 2022, and the year ended December 31, 2021:

(Dollars are in thousands)	September 30, 2022	December 31, 2021
Balance, beginning of period	$1,361	$3,334
Additions	—	566
Transfers from premises and equipment	—	950
Proceeds from sales	(207)	(2,645)
Proceeds from insurance claims	—	(54)
Loans made to finance sales	(711)	(400)
Adjustment of carrying value	(137)	(466)
Net gains from sales	15	76
Balance, end of period	$321	$1,361

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $98.8 million and $107.4 million at September 30, 2022 and December 31, 2021, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Assets and liabilities measured at fair value are as follows as of September 30, 2022 (for purpose of this table the impaired loans are shown net of the related allowance):

September 30, 2022 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$—	$11,646	$—
U.S. Government Agencies	—	9,760	—
Taxable municipals	—	17,778	—
Corporate bonds	—	3,175	—
Mortgage-backed securities	—	56,486	—
(On a non-recurring basis) Other real estate owned	—	—	321
Impaired loans	—	—	2,818
Total	$—	$98,845	$3,139

Assets and liabilities measured at fair value are as follows as of December 31, 2021 (for purpose of this table the impaired loans are shown net of the related allowance):

December 31, 2021 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$7,671	—
U.S. Government Agencies	—	9,089	$—
Taxable municipals	—	22,980	—
Corporate bonds	—	2,019	—
Mortgage-backed securities	—	65,599	—
			—
(On a non-recurring basis) Other real estate owned	—	—	1,361
Impaired loans	—	—	2,667
Total	$—	$107,358	$4,028

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at September 30, 2022	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$2,818	$2,667	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$321	$1,361	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of September 30, 2022, and December 31, 2021, are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

September 30, 2022
Financial Instruments – Assets
Net Loans	$573,281	$554,800	$—	$—	$554,800

Financial Instruments – Liabilities
Time Deposits	179,709	178,702	—	178,702	—
Borrowed funds	41,496	40,266	—	40,266	—

December 31, 2021
Financial Instruments – Assets
Net Loans	$587,009	$580,024	$—	$—	$580,024

Financial Instruments – Liabilities
Time Deposits	196,285	198,353	—	198,353	—
Borrowed funds	16,496	15,649	—	15,649	—

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

In accordance with our adoption of Accounting Standards Update (ASU) 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2022 and December 31, 2021, represent an approximation of exit price; however, an actual exit price may differ.

NOTE 11 LEASING ACTIVITIES

As of September 30, 2022, the Bank leases four branch office sites resulting from sale leaseback transactions entered into in 2017 and a sublet of a lot adjacent to another office. The lease agreements have maturity dates ranging from May 2032 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms at September 30, 2022 was 9.87 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases at September 30, 2022 was 3.24%.

For the nine months ended September 30, 2022 and 2021, operating lease expenses were $342 thousand and $421 thousand, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. At September 30, 2022, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2022	$114
2023	455
2024	455
2025	455
2026	455
Thereafter	2,698
Total lease payments	4,632
Less imputed interest	844
Total	$3,788

NOTE 12 BORROWED FUNDS

Included in Borrowed Funds is a short-term FHLB Advance totaling $25 million at September 30, 2022. No short-term borrowings were outstanding at December 31, 2021. The outstanding advance at September 30, 2022, of $25 million, has a fixed rate of 2.60%, and matures December 19, 2022.

NOTE 13 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within Noninterest income. Refer to Note 23 in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of how each revenue stream is accounted for under ASC 606. The following table presents Noninterest income by revenue stream for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Service charges and fees	$1,069	$1,001	$2,973	$2,674
Card Processing and interchange income	915	982	2,858	2,918
Gain on sale of securities available-for-sale (1)	-	322	-	322
Insurance and investment fees	167	222	650	723
Other noninterest income	38	159	425	840
Total Noninterest Income	$2,189	$2,970	$6,906	$7,477

(1)	– Not within the scope of ASU 2014-19

NOTE 14 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended September 30,		For the Nine months ended September 30,
(Dollars are in thousands)	2022	2021	2022	2021
Advertising	$23	$85	$115	$193
ATM network expense	806	368	1,553	1,113
Legal, accounting and professional fees	258	254	746	842
Consulting fees	98	58	227	206
Loan related expenses	65	198	265	448
Printing and supplies	35	29	107	89
FDIC insurance premiums	56	81	159	218
Other real estate owned expenses, net	(35)	301	110	439
Other operating expenses	219	630	1,505	1,765
Total other operating expenses	$1,525	$2,004	$4,787	$5,313

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

NOTE 16 RECENT ACCOUNTING DEVELOPMENTS

The following is a summary of recent authoritative announcements:

In June 2016, per ASU No. 2016-13, ‘Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,’ the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. Subsequently, per ASU No. 2019-10, implementation for the Company is delayed until reporting periods beginning after December 15, 2022. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. The Company has contracted with a software vendor and is currently working through the implementation process. The new model has been constructed, initial assumptions have been input and historical loan and loss activity has been input and validated. The Company is running the new methodology parallel to the current allowance methodology, and will be assessing the comparative results for the first three quarterly calculations during the fourth quarter of 2022.

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

Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. In the past, the Company provided a valuation allowance on its net deferred tax assets where it was deemed more likely than not such assets would not be realized. At September 30, 2022 and December 31, 2021, the Company had no valuation allowance on its net deferred tax assets.

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

Overview and Highlights

For the three months ended September 30, 2022, net income of $2.0 million was recorded; an increase of $141,000, or 7.6%, from the same period in 2021. The primary driver for the improved earnings was a decrease in total noninterest expense of $1.5 million due largely to the $1.0 million decline in occupancy expenses. This year-over-year decrease in occupancy expenses offset decreases in net interest income and noninterest income of $218,000 and $781,000, respectively. Net interest income decreased $218,000, a result of deferred loan fees earned from the forgiveness of Paycheck Protection Program (PPP) loans of $1.1 million during the third quarter of 2021 not being replicated in 2022, resulting in a net decrease in interest and fees on loans of $592,000, or 7.8%. The decrease in loan fees was largely offset by increased earnings on interest bearing deposits in banks and investments, which increased $531,000 and $117,000, respectively. For the comparative three-month periods of 2022 and 2021, interest expense increased $284,000, as interest on borrowed funds increased $388,000, offset by a decrease in interest expense on deposits of $104,000.

For the nine months ended September 30, 2022, net income totaled $5.8 million or $0.24 per share compared to $5.1 million or $0.21 per share for the same nine-month period in 2021. Interest income was slightly higher and interest expense was slightly lower, resulting in an improvement of $183,000 in net interest income. Other drivers of the improvement were reduced noninterest expense, which declined $1.4 million, due largely to charges foe the write down of closed and former branch office sites during the third quarters of 2022 and 2021. Updated valuations of the two branch offices closed in 2022, resulted in a charge of $195,000 that is included in noninterest expense. During the same period in 2021, three former branch office sites were sold, resulting in gains of $190,000, and three more former branch office sites were transferred to other real estate owned, resulting in a combined loss of $1.1 million.

On June 15, 2022, we experienced a cybersecurity incident that temporarily interrupted the operability of our computer systems. Limited operations were restored June 17, 2022, and full operations were restored June 21, 2022. On June 29, 2022, we issued a press release outlining the timeline, restoration efforts and communications, services and safeguards being offered to our customers in response to this incident, and filed a Current Report on Form 8-K relating to the incident. Since that date, restoration efforts have been completed and normal operations have resumed. Reference to the cybersecurity event is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The balance sheet grew to $828.6 million as of September 30, 2022, from $794.6 million as of December 31, 2021, due to Federal Home Loan Bank advances taken, in the second quarter of 2022, as a precautionary measure in response to the cybersecurity incident. Total deposits increased $16.4 million to $723.9 million at September 30, 2022 from $707.5 million at December 31, 2021. Loans decreased $13.9 million to $579.9 million during the first nine months of 2022, due to repayments of several large commercial real estate loans combined with PPP loan repayments of approximately $6.1 million.

In August of 2022, branch offices in Big Stone Gap and Chilhowie, Virginia were closed and the loan and deposit accounts were transferred to nearby office locations. Affected personnel were reassigned to other branches or departments.

During the second quarter of 2022, we initiated a previously announced stock repurchase program. Through September 30, 2022, 44,485 shares have been repurchased at an average price of $2.30 per share.

Comparison of the Three Months ended September 30, 2022 and 2021

Quarter-to-date highlights include:

·	Returns on average assets and equity of 0.94% and 13.70 % for the third quarter of 2022, compared to 0.91% and 11.75% for the third quarter of 2021, respectively;
·	Net interest income was $7.2 million for the third quarter of 2022, a decrease of $218 thousand, or 2.9%, compared to the third quarter of 2021;
·	Provision for loan losses was $225,000 for the third quarter of 2022, and $0 for the third quarter of 2021;
·	Noninterest income was $2.2 million, a decrease of $781 thousand, or 26.3%, during the third quarter of 2022 compared to the third quarter of 2021; and
·	Noninterest expense was $6.6 million, a decrease of $1.5 million, or 18.2%, for the third quarter of 2022 compared to the third quarter of 2021.

The Company’s primary source of income is net interest income, which decreased by $218 thousand, or 2.9%, to $7.2 million for the third quarter of 2022 compared to $7.4 million for the third quarter of 2021. Interest income increased $66 thousand due to a $56 million increase in the average balance of earning assets, a shift of funds to higher-yielding investment securities; and increased interest earning deposits with banks funded from FHLB advances as we maintained additional liquidity as we monitored customer reaction to the cybersecurity incident. Additionally, the 2022 increases in the fed funds rate partially offset the decline in accelerated fee recognition when PPP loans are forgiven. Total interest expense increased $284 thousand driven primarily by a $388 thousand increase in interest on borrowed funds due to the FHLB advances combined with increased interest rates paid on trust preferred securities. Increased borrowing expenses were partially offset by a decrease in interest on deposits which decreased $104 thousand, or 19.9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The lower deposit interest expense resulted largely from reduced time deposit interest expense due to a decrease in both volume and interest rates. Overall there was a 12 basis-point increase in the cost of funds to 46 bps while the net interest margin decreased 38 bps to 3.55%. During the third quarter of 2022, the Federal Reserve’s Open Market Committee (FOMC) increased the discount rate two times for a total of 150 bps, bringing the number of rate increases for the first nine months of 2022 to five, totaling 300 bps. The Company experienced benefits of the rate increases during the third quarter, but the full impact will be somewhat lagging as certain loans, investments, and trust preferred securities will not reprice until the individual instruments next interest rate repricing date. Deposit rates have not yet been significantly impacted by the rate increases, but the Company continues to evaluate rate adjustments for factors, including competitive pressure within the local markets, funding needs to support growth and other needs. During the third quarter of 2022, in response to rising interest rates, we initiated some promotional time deposit products.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)
Three Months Ended September 30,
	2022			2021
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2) (3)	$590,090	$7,010	4.72%	$581,517	$7,602	5.19%
Federal funds sold	353	2	2.34%	209	-	0.12%
Interest bearing deposits in other banks	98,657	559	2.25%	72,549	28	0.15%
Taxable investment securities	117,628	539	1.83%	96,136	414	1.72%
Total earning assets	806,728	8,110	3.99%	750,411	8,044	4.26%
Less: Allowance for loans losses	(6,738)			(6,778)
Non-earning assets	41,134			58,972
Total Assets	$841,124			$802,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$75,151	$23	0.12%	$60,289	$15	0.10%
Savings and money market deposits	192,550	52	0.11%	184,155	36	0.08%
Time deposits	181,480	343	0.75%	212,712	471	0.88%
Total interest-bearing deposits	449,181	418	0.37%	457,156	522	0.45%
Short-term borrowings	46,793	287	2.40%	-	-	-%
Trust preferred securities	16,496	205	4.85%	16,496	104	2.47%
Total interest-bearing liabilities	512,470	910	0.70%	473,652	626	0.52%
Non-interest-bearing deposits	262,244	-	-%	258,251	-	- %
Total deposit liabilities and cost of funds	774,714	910	0.46%	731,903	626	0.34%
Other liabilities	8,904			8,399
Total Liabilities	783,618			740,302
Shareholders’ Equity	57,506			62,303
Total Liabilities and Shareholders’ Equity	$841,124			$802,605
Net Interest Income		$7,200			$7,418
Net Interest Margin			3.55%			3.93%
Net Interest Spread			3.29%			3.74%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances
(2) Tax exempt income is not significant and has been treated as fully taxable (3) Includes mortgage loans held for sale

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Volume and Rate Analysis

Increase (decrease)

	Three Months Ended September 30, 2022 versus 2021
(Dollars in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$(972)	$380	$(592)
Federal funds sold	—	2	2
Interest bearing deposits in other banks	13	518	531
Taxable investment securities	92	33	125
Total Earning Assets	(867)	933	66
Interest Expense:
Interest-bearing demand deposits	5	3	8
Savings and money market deposits	3	13	16
Time deposits	(65)	(63)	(128)
Short-term borrowings	287	—	287
Trust preferred securities	—	101	101
Total Interest-bearing Liabilities	230	54	284
Change in Net Interest Income	$(1,097)	$879	$(218)

Based on our current assessment of the loan portfolio, a provision of $225 thousand was made in the third quarter of 2022, compared to zero for the third quarter of 2021, due to a combination of factors, including the rising interest rate environment, overdraft charge-offs related to the cybersecurity incident realized during the third quarter of 2022, and uncertain economic trends. The allowance for loan losses as a percentage of loans increased from 1.13% at December 31, 2021 to 1.14% as of September 30, 2022. For a discussion of the factors affecting the allowance for loan losses, including provision expense, refer to Note 7, Allowance for Loan Losses, in Item 1 of this Form 10-Q.

Total noninterest income decreased $781,000 in the third quarter of 2022 compared to the third quarter of 2021. The primary drivers of the quarter-over-quarter decline were $322,000 of gains on sales of investment securities and $190,000 of gains on sale of bank premises in 2021 that were not repeated in 2022. In addition, the Company recorded a $100,000 write-down of bank owned life insurance (BOLI) and a period-over-period decrease in gains and commissions on mortgage loan originations of $82,000, during the third quarter of 2022. The BOLI charge resulted from a decrease in the market value of the underlying investments supporting the policy due to increased interest rates. Service charge revenue increased $68 thousand, or 6.8%, to $1.1 million for the comparative three-month periods ended September 30, 2022 and 2021 as operations returned to normal operations after the cybersecurity incident. Card processing and interchange revenue decreased $67 thousand for the three months ended September 30, 2022, as compared to the same period in 2021, due to a decline in transaction volume. The increased interest rate environment also contributed to the reduced mortgage revenue as mortgage originations and refinancings have slowed.

Total noninterest expense decreased $1.5 million in the third quarter of 2022 compared to the same period of 2021, due primarily to charges recorded in 2021 of $1.1 million related to the transfer of three former branch office locations to other real estate owned, which is reflected in occupancy and equipment expense, and $395,000 of write-downs on OREO, which is reflected in other operating expense. These charges more than exceeded the $195,000 charge related to the closure of two branch offices during the third quarter of 2022, which is included in occupancy expenses. Salaries and benefits remained virtually flat for the comparative three-month period in 2022 versus 2021. This was due in part to an adjustment to reduce the liability for our self-insured insurance plan of $100,000 during the third quarter of 2022, based on a rolling assessment of claims made against the plan. This liability adjustment offset employee appreciation bonus payments, totaling $89,000, during the third quarter in recognition of employee response to the cybersecurity incident in June of 2022.

The efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, improved to 70.3% for third quarter of 2022 from 77.6% for the third quarter of 2021. We continue to assess our operational procedures and structure to improve efficiencies and contain costs. A review of deposit operations was performed during the third quarter of 2022, and based on this assessment, several processes will be modified or reassigned to improve operational efficiencies.

In August 2022, the Bank closed branch offices in Big Stone Gap and Chilhowie, Virginia. Accounts serviced at these offices were transferred to nearby branches, and employees were reassigned to other positions or offices, as available. Interactive teller machines at these locations will remain in service for the foreseeable future. This restructuring of the branch network should improve the efficiency of services to the customers of these communities.

Income tax expense for the third quarter of 2022 totaled $579 thousand, an increase of $103 thousand, or 21.6% from the $476 thousand recorded during the same period in 2021. The effective tax rate for the three months ended September 30, 2022, was 22.6%, compared to 20.5% for the same period in 2021. The year-over-year, quarterly increase generally approximates the percentage increase of pre-tax earnings.

Comparison of the Nine Months ended September 30, 2022 and 2021

Year-to-date highlights include:

·	Net interest income improved to $20.7 million for the first nine months of 2022, an improvement of $183 thousand, or 0.9%, compared to the first nine months of 2021;
·	Net interest margin was 3.53% for the first nine months of 2022, a decrease of 15 bps compared to 3.68% for the first nine months of 2021;
·	Provision for loans losses was $400 thousand for the first nine months of 2022, an increase of $28 thousand, or 7.5%, compared to the first nine months of 2021;
·	Noninterest income was $6.9 million, a decrease of $571 thousand, or 7.6%, compared to the first nine months of 2021;
·	Salaries and employee benefits expense was $9.9 million, an increase of $530 thousand, or 5.6%, compared to the first nine months of 2021; and
·	Total noninterest expense was $19.7 million, a decrease of $1.4 million, or 6.8%, compared to the first nine months of 2021.

Overall, during the nine months ended September 30, 2022, compared to the same period in 2021, net income improved 14.5% to $5.8 million from $5.1 million. Although interest income was virtually unchanged, increasing $116 thousand, reduced interest expense of $67 thousand contributed to an improvement of $183 thousand in net interest income. The following table presents the rates earned on earning assets and paid on interest-bearing liabilities for the periods indicated.

Net Interest Margin Analysis Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)
Nine Months Ended September 30,
	2022			2021
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2) (3)	$594,593	$20,476	4.61%	$588,083	$21,483	4.89%
Federal funds sold	254	3	1.36%	208	-	0.09%
Interest bearing deposits in other banks	73,752	738	1.34%	83,153	69	0.11%
Taxable investment securities	115,349	1,510	1.74%	72,958	1,059	1.94%
Total earning assets	783,948	22,727	3.88%	744,402	22,611	4.06%
Less: Allowance for loans losses	(6,824)			(7,143)
Non-earning assets	44,582			59,984
Total Assets	$821,706			$797,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$71,420	$58	0.11%	$57,606	$45	0.10%
Savings and money market deposits	194,691	130	0.09%	175,668	109	0.08%
Time deposits	188,497	1,064	0.75%	222,186	1,626	0.98%
Total interest-bearing liabilities	454,608	1,252	0.37%	455,460	1,780	0.52%
Short-term borrowings	20,000	358	2.36%	3,308	33	1.35%
Trust preferred securities	16,496	452	3.61%	16,496	316	2.52%
Total interest-bearing liabilities	491,104	2,062	0.56%	475,264	2,129	0.60%
Non-interest-bearing deposits	263,083	-	-%	252,985	-	- %
Total deposit liabilities and cost of funds	754,187	2,062	0.36%	728,249	2,129	0.39%
Other liabilities	8,235			8,726
Total Liabilities	762,422			736,975
Shareholders’ Equity	59,284			60,268
Total Liabilities and Shareholders’ Equity	$821,706			$794,243
Net Interest Income		$20,665			$20,482
Net Interest Margin			3.53%			3.68%
Net Interest Spread			3.32%			3.46%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances
(2) Tax exempt income is not significant and has been treated as fully taxable

(3) Includes mortgage loans held for sale

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Volume and Rate Analysis

Increase (decrease)

	Nine Months Ended September 30, 2022 versus 2021
(Dollars in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$(1,382)	$375	$(1,007)
Federal funds sold	—	3	3
Interest bearing deposits in other banks	(9)	678	669
Taxable investment securities	484	(33)	451
Total Earning Assets	(907)	1,023	116
Interest Expense:
Interest-bearing demand deposits	13	—	13
Savings and money market deposits	15	6	21
Time deposits	(226)	(336)	(562)
Short-term borrowings	284	41	325
Trust preferred securities	—	136	136
Total Interest-bearing Liabilities	86	(153)	(67)
Change in Net Interest Income	$(993)	$1,176	$183

During the first nine months of 2022 compared to the same period of 2021, net interest income increased $183 thousand primarily due to a reduction in interest expense on deposits of $528 thousand, largely offset by increases to the cost of borrowed funds of $461 thousand. The increase in expense for borrowed funds was due to $95 million of FHLB advances taken during the second quarter, combined with rate increases on trust preferred securities. The reduction in interest expense on deposits was driven mainly by a reduction in the average cost of retail time deposits, which declined 23 basis points, to 0.75% from 0.98%, plus a decrease in average balances of $33.7 million. There was a modest increase in interest income of $116 thousand due to increases to the investment portfolio and increased rates paid on deposits with other banks. These improvements offset reductions in loan interest and fees due principally to the reduction in fees from PPP loan repayments as these fees fell $1.6 million during the comparative nine-month periods. As a result, the net interest margin for the first nine months of 2022 was 3.53%, a reduction of 15 bps compared to 3.68% for the first nine months of 2021.

During the first nine months of 2022, the FOMC increased the discount rate five times for a total of 300 bps. This increased interest rate environment has improved returns on certain assets that immediately adjust as these changes are made, such as interest-bearing deposits in other banks, credit cards, home equity lines of credit and certain commercial and commercial real estate loans. It is anticipated that yields on these assets will improve moving forward. Conversely, it is expected that there will be a need to adjust, upward, rates paid on deposit accounts, which will increase our overall cost of funds. Additionally, in response to the June 2022 cybersecurity incident, during the third quarter of 2022, we began offering a customer appreciation time deposit product to recognize the patience and loyalty of our customers. This promotional product pays a higher rate than is currently offered on similar non-promotional products and is expected to contribute to an increased cost of funds going forward.

Based on our current assessment of the loan portfolio, $400 thousand was provided to the allowance for loan losses during the first nine months of 2022 compared to $372 thousand provided during the same period in 2021. For more information on the factors affecting the allowance for loan losses, including provision expense, refer to Note 7, Allowance for loan Losses, in Item 1 of this Form 10-Q. Depending on changes to economic conditions and the impact those changes may have on individual borrowers, it is possible that additional provisions may be needed beyond those necessary to support organic growth of the loan portfolio.

Total noninterest income decreased $571,000 for the first nine months of 2022, compared to the same period in 2021, to $6.9 million. Net gains on the sale of investment securities and a gain on the sale of bank premises in 2021 account for $322,000 and $190,000, respectively, of the decrease, as those earnings were not replicated in 2022. Additionally, a BOLI adjustment of $100,000 was recorded in 2022, as previously discussed. Aside from these individual events, financial services and secondary market mortgage lending activities were impacted by the cybersecurity event and the rising interest rate environment, showing year-over-year revenue declines of $74,000 and $116,000, respectively. These declines were offset by increased service charge revenue which increased $299,000, despite a period during the cybersecurity event where service charges were waived for all accounts.

For the nine months ended September 30, 2022, compared to the same period in 2021, total noninterest expense decreased $1.4 million to $19.7 million, primarily due to a $1.4 million decrease in occupancy and equipment expense that was driven nearly entirely by the $1.1 million in losses on three former branch office locations discussed above, which were transferred into other real estate owned in 2021, partially offset by a similar $195,000 charge recorded in 2022. Due to the reduction in the number of branch office locations, year-over-year depreciation expense decreased $286,000. Salaries and benefits increased $530,000, or 5.6%, to $9.9 million for the comparative nine-month period of 2022 versus 2021, as salary adjustments, accruals for performance bonus and profit sharing programs, along with costs for new or amended benefits, accounted for approximately $485,000 of the increase, along with approximately $89,000 of employee appreciation bonus payments, made to all employees, as a result of their efforts in addressing the cybersecurity incident.

Income taxes increased $291,000, or 21.5%, to $1.6 million, which generally correlates to the increase in pretax earnings.

The efficiency ratio, a non-GAAP measure, improved to 71.4% for the first nine months of 2022 from 77.6.% for the same period of 2021.

Balance Sheet

Total assets increased $33.9 million, or 4.3%, to $828.6 million at September 30, 2022 from $794.6 million at December 31, 2021. This growth was primarily driven by the FHLB advances, now totaling $25.0 million, and total deposits which increased $16.4 million, as noninterest-bearing deposits increased $17.8 million while interest-bearing deposits decreased $1.4 million. The year-to-date deposit activity is due to a combination of factors including customer reaction to the cybersecurity incident, time deposit customers seeking higher interest rates and actions taken by customers at the two branch locations closed in August 2022. The FHLB advance funds were transferred to interest bearing deposits with other banks which increased $51.6 million year-to-date.

Total investments decreased $8.5 million, or 7.9%, to $98.8 million at September 30, 2022 due primarily to an increase of $16.4 million in net unrealized losses and $11.5 million of repayments and maturities, which more than offset purchases of $19.8 million. Future purchases of investment securities will depend on a number of factors, including changes in loans and deposits, liquidity needs and the results of the Company’s interest rate risk modeling.

Loans decreased $13.9 million, or 2.3% during the first nine months of 2022. Commercial real estate and multifamily loans decreased $8.1 million or 3.9% and $4.0 million or 12.1% to $198.1 million and $29.1 million, respectively at September 30, 2022, as several large commercial loan borrowers liquidated their holdings in projects we financed and repaid the corresponding loans. These repayments were partially offset by increases in construction and development loans, and residential real estate which increased $6.3 million, or 19.4%, and $2.2 million, or 1.0%, respectively. Commercial loans decreased $9.2 million or 16.9% to $45.1 million at September 30, 2022, due largely to repayments and forgiveness of PPP loans which declined $6.1 million during the first nine months of 2022. At September 30, 2022, PPP loans totaled $298 thousand and no longer represent a significant component of our loan portfolio. Loan originations, specifically commercial real estate and multi-family loans, continue to be positively impacted by our Boone, NC, loan production office, as well as originations in the Kingsport and Johnson City, Tennessee markets.

Total deposits increased $16.4 million, or 2.3%, to $723.9 million at September 30, 2022 from $707.5 million at December 31, 2021, as noninterest bearing deposits increased $17.8 million, or 7.1%. The increase in noninterest bearing deposits more than offset a decrease in interest bearing deposits which declined $1.4 million, or 0.3% during the first nine months of 2022. Despite the net increase in deposits, we experienced some deposit runoff in response to the cybersecurity incident. Additionally, other factors also influenced customers’ deposit activities, including interest rates available for time deposits and the closure of two branch offices in August 2022. Since the closure of the two branch offices, runoff of accounts from those offices has been minimal, totaling approximately $555 thousand through September 30, 2022. Additionally, some of this deposit activity is due to normal churn of deposit accounts and depositors. Specifically, time deposit runoff totaled $16.6 million, or 8.4%, during the first nine months of 2022. The decrease in time deposits was offset by increases in non-interest bearing and interest-bearing transaction accounts which increased $17.8 million, or 7.1%, and $15.3 million, or 5.9%, during the nine months ended September 30, 2022. Another factor influencing deposit retention is the dissipation of liquidity experienced by depositors, as stimulus and other economic support funds distributed during the height of the COVID-19 pandemic are spent or otherwise distributed. While it is likely that recent and expected increases to the federal funds rate will, at some point, impact liquidity, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

At September 30, 2022, FHLB advances totaling $25 million were outstanding. As previously discussed, overnight and term advances totaling $95 million were taken in June 2022, as a precautionary measure related to the cybersecurity incident with $60 million outstanding as of June 30, 2022. During the third quarter of 2022, an advance totaling $20.0 million matured and was repaid, and a $15.0 million partial prepayment was made on the remaining $40.0 million advance which matures in December 2022. We anticipate repaying the $25.0 million outstanding advance at maturity. Trust preferred securities of $16.5 million at September 30, 2022 were unchanged compared to December 31, 2021.

Total equity at September 30, 2022 was $55.2 million, a decrease of $8.4 million, or 13.2%, compared to $63.6 million at December 31, 2021. As discussed previously and in the Capital Resources section below, the primary driver of the decline was the $12.9 million net increase in the accumulated other comprehensive loss, related to the unrealized loss on available for sale investment securities, along with a cash dividend payment and repurchases of common shares. The increase in other accumulated comprehensive loss is related to the recent increase in interest rates and is not related to any deterioration in the credit quality of any investment securities held.

Asset Quality

Nonperforming assets include nonaccrual loans, other real estate owned (OREO) and loans past due more than 90 days which are still accruing interest. Our policy is to place loans on nonaccrual status once they reach 90 days past due. The makeup of the nonaccrual loans is primarily those secured by residential mortgages and commercial real estate. OREO is primarily made up of farmland and residential lots.

Nonperforming assets decreased $275 thousand, or 6.4%, during the first nine months of 2022, driven by a decrease in OREO of $1.0 million, which offset an increase in nonaccrual loans of $765 thousand. The increase in nonaccrual loans is attributed to a single credit for a commercial construction loan. This account has been assessed as part of our determination of the adequacy of the allowance for loan losses, and collection efforts are ongoing. No loans 90 days or more past due are accruing interest. As a result, the ratio of nonperforming assets to total assets decreased to 0.49% at September 30, 2022 compared to 0.54% at December 31, 2021.

At September 30, 2022, OREO is primarily made up of farmland and land acquired through foreclosure. During 2022, two former branch sites that had been transferred to OREO in 2021, were sold bringing our OREO balance down to $321 thousand. We continue extensive and aggressive measures to work through problem credits and liquidate foreclosed properties in an effort to reduce nonperforming assets. We remain mindful of the impact on earnings and capital as we work to achieve our goal to reduce nonperforming assets. However, we may recognize some losses and reductions in the allowance for loan loss as we expedite the resolution of these problem assets.

For detailed information for nonaccrual loans and other real estate owned as of September 30, 2022, and December 31, 2021, refer to Note 6 Loans and Note 9 Other Real Estate Owned in Item 1 of this Form 10-Q.

Loans rated substandard or below totaled $3.7 million at September 30, 2022, an increase of $788 thousand from $2.9 million at December 31, 2021. Total past due loans increased slightly to $3.8 million at September 30, 2022 from $3.4 million at December 31, 2021. The past due loans at September 30, 2022, represent a decrease of $6.3 million, or 62.4%, from the $10.0 million reported at June 30, 2022, as delays in loan billing and notice presentation related to the cybersecurity incident, during the second quarter of 2022, were addressed during the third quarter.

Our allowance for loan losses at September 30, 2022 was $6.6 million, or 1.14% of total loans, as compared to $6.7 million, or 1.13% of total loans, at December 31, 2021. Impaired loans totaled $3.1 million with an estimated related specific allowance of $269 thousand at September 30, 2022, as compared to $2.8 million of impaired loans with an estimated related allowance of $166 thousand at the end of 2021. A provision of $400 thousand was recorded for the first nine months of 2022 compared to $372 thousand during the first nine months of 2021.

In the first nine months of 2022, net charge-offs totaled $542 thousand, or 0.12% of average loans, annualized, as compared to $906 thousand, or 0.21% of average loans, for the same period in 2021. Of the net charge-offs recorded in 2022, approximately $320 thousand represents overdraft charge-offs resulting from customer activity during the several days of the cybersecurity event when we increased daily transaction limits for debit card and ATM activity to meet customer needs while core services were restored. The allowance for loan losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the allowance for loan loss model to best reflect the risks in the portfolio and the improvements made in our internal policies and procedures; however, future provisions may be deemed necessary. During the first nine months of 2022, we adjusted our external qualitative factors to reflect positive employment and home sales statistics, along with adjusting for the impact of historically high inflation. Those changes along with the assessment of the inherent and specific risks associated with the loan portfolio resulted in a provision to the allowance of $400 thousand for the first nine months 2022. The following table summarizes components of the allowance for loan losses and related loans as of September 30, 2022 and December 31, 2021:

Selected Credit Ratios

	September 30,		December 31,
(Dollars in thousands)	2022		2021
Allowance for loan losses	$6,593		$6,735
Total loans	579,874		593,744
Allowance for loan losses to total loans	1.14%		1.13%
Nonaccrual loans	$3,706		$2,941
Nonaccrual loans to total loans	0.64%		0.50%

Ratio of allowance for loan losses to nonaccrual loans	1.78	X	2.29	X

Charge-offs net of recoveries	$542		$828
Average loans	$594,534		$586,963
Net charge-offs to average loans	0.12%		0.14%

We are in the process of implementing the Current Expected Credit Loss (CECL) model to replace our legacy loan loss model. While we had estimated we would be running concurrent models by June 30, 2022, due to the cybersecurity incident, we delayed the start of parallel runs, which began late in the third quarter of 2022. Initial CECL model runs have occurred using only historical loss information. Initial assumptions have been input and are being layered onto the initial runs of historical loan and loss activity. The Company will run the new methodology parallel to the current allowance methodology for the first three quarters of 2022 before full implementation. In addition, we have retained a third-party vendor to perform a validation of the CECL model implementation.

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset, excluding the deferred tax asset on the unrealized loss on securities available for sale, of $916 thousand and $1.5 million existed at September 30, 2022 and December 31, 2021, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses.

Capital Resources

Total shareholders’ equity at September 30, 2022 was $55.2 million compared to $63.6 million at December 31, 2021, a decrease of $8.4 million, or 13.2%. As previously discussed, this decline was driven by the $12.9 million net increase in the accumulated other comprehensive loss related to the unrealized loss on investment securities available-for-sale. Excluding the impact of the unrealized loss, equity increased $4.5 million, due to net income of $5.8 million less the cash dividend payment of $1.2 million and $103 thousand used for share repurchases.

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

At September 30, 2022, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $2.31 at September 30, 2022, and $2.66 at December 31, 2021. Excluding the impact of the accumulated other comprehensive loss, book value per share was $2.89 and $2.69 at September 30, 2022 and December 31, 2021, respectively. Other key performance indicators are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Return on average assets[1]	0.94%	0.91%	0.95%	0.85%
Return on average equity[1]	13.70%	11.75%	13.15%	11.30%
Average equity to average assets	6.84%	7.76%	7.21%	7.56%

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

During the second quarter of 2022, the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through March 31, 2023. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. During the third quarter of 2022, 26,831 shares were purchased at an average price of $2.32 per share; bringing the total shares repurchased through September 30, 2022 to 44,485 at an average price of $2.30 per share. There is no assurance that the Company will purchase any additional shares under this program.

Liquidity

As discussed previously, in response to the cybersecurity incident, during the second quarter of 2022, we took efforts to increase on balance sheet liquidity through a series of FHLB advances transferred to our account at Federal Reserve Bank and pledging additional investment securities as collateral against unused funding sources for emergency needs. The deposit runoff since the cybersecurity incident has not been significant. Based on the customer response and an assessment of our overall liquidity, during the third quarter of 2022, we repaid a maturing FHLB advance totaling $20.0 million, and partially prepaid $15.0 million on the remaining $40.0 million advance. We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $185.5 million at September 30, 2022, an increase of $26.2 million from $159.3 million at December 31, 2021. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs during 2022.

At September 30, 2022, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $70.5 million, which is net of the $28.3 million of securities pledged as collateral. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Due to the increase in the unrealized loss on securities available for sale, the sale of investments would not be considered a primary source of liquidity due to the immediate impact on regulatory capital; however, the majority of the portfolio is considered high credit quality investments and would be available to pledge against borrowings.

Our loan to deposit ratio was 80.1% at September 30, 2022 and 83.9% at December 31, 2021. We anticipate this ratio to remain at or below 90% for the foreseeable future.

Available third-party sources of liquidity at September 30, 2022 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

The Bank’s line of credit with the FHLB is $211.7 million, with unused availability at September 30, 2022 of $179.7 million. FHLB advances totaling $25 million were outstanding at September 30, 2022, but the credit line also secures a letter of credit totaling $7.0 million. The available line and the outstanding letters of credit are secured by a blanket lien on our residential real estate loans which amounted to $123.2 million at September 30, 2022.

The Bank also has access to the brokered deposits market and the Certificate of Deposit Registry Service (CDARS). At September 30, 2022, we held no brokered deposits while $2.8 million in CDARS reciprocal time deposits and $23.1 million in ICS reciprocal interest-bearing demand deposits are outstanding.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, while we do not anticipate using this as a primary funding source, securities with an estimated market value of $24.4 million were pledged at September 30, 2022.

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

The bank holding company has approximately $371 thousand in cash on deposit at the Bank at September 30, 2022. The holding company receives periodic dividend payments from the Bank which are used to pay operating expenses, to pay trust preferred interest payments, and to fund dividend payments to shareholders and repurchase shares. The Company makes quarterly interest payments on the trust preferred securities.

As discussed in the Capital Resources section, the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through March 31, 2023. Payments for any repurchases will be distributed from available funds, or from dividend payments from the Bank, and are not expected to have a material impact on available liquidity.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the nine months ended September 30, 2022, to the off-balance sheet items and the contractual obligations disclosed in our 2021 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At September 30, 2022, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

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

Shares of the Company’s common stock were repurchased during the three months ended September 30, 2022, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 455,515 shares of common stock.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
July 31, 2022		5,720	$2.31	5,720	477,770
August 31, 2022		11,127	$2.35	11,127	466,643
September 30, 2022		11,128	$2.29	11,128	455,515
	Total	27,975	$2.32	27,975

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2021, filed on March 31, 2022).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s Form 10-Q for the quarterly period ended September 30, 2022, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	November 14, 2022

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President, Chief Financial Officer and Treasurer

Date:	November 14, 2022