Form 10-Q/A
period 2022-09-30
NEW PEOPLES BANKSHARES INC
filed 2022-11-15
CIK 1163389

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

Assets and liabilities measured at fair value are as follows as of December 31, 2021 (for purpose of this table the impaired loans are shown net of the related allowance):

December 31, 2021 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$7,671	—	-
U.S. Government Agencies	—	9,089	$—
Taxable municipals	—	22,980	—
Corporate bonds	—	2,019	—
Mortgage-backed securities	—	65,599	—
			—
(On a non-recurring basis) Other real estate owned	—	—	1,361
Impaired loans	—	—	2,667
Total	$—	$107,358	$4,028

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	November 15, 2022

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President, Chief Financial Officer and Treasurer

Date:	November 15, 2022