Form 10-K
period 2022-12-31
NEW PEOPLES BANKSHARES INC
filed 2023-03-31
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-33411

New Peoples Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	31-1804543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

67 Commerce Drive	24260
HonakerVA	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (276) 873-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $2.00 Par Value

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales price of $2.35 per share on the last business day of the second quarter of 2022, was $23,568,051.

The number of shares outstanding of the registrant’s common stock was 23,831,046 as of March 24, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders – Part III

PART I

Item 1.	Business

General

New Peoples Bankshares, Inc. (New Peoples, the Company, we, us or our) is a Virginia financial holding company headquartered in Honaker, Virginia. Our business is conducted primarily through New Peoples Bank, Inc., a Virginia banking corporation (the “Bank”). The Bank has a division doing business as New Peoples Financial Services which offers investment services through its broker-dealer relationship with Infinex Investments, Inc. NPB Insurance Services, Inc. (“NPB Insurance”) is a subsidiary of the Bank and generates revenue through the referral of insurance services.

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

We provide professionals and small to medium size businesses in our market area with responsive and technologically enabled banking services. These services include loans that are priced on a deposit relationship basis, easy access to our decision makers, and quick and innovative action necessary to meet a customer’s banking needs. Our capitalization and lending limit enable us to satisfy the credit needs of a large portion of the targeted market segment. When a customer needs a loan that exceeds our lending limit, we try to find other financial institutions to participate in the loan with us.

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

Branch Locations

We have 17 full-service branches located in three states: Virginia - Abingdon, Bluefield, Bristol (2), Castlewood, Clintwood, Gate City, Grundy, Haysi, Honaker, Lebanon, Pounding Mill, Tazewell and Wise; West Virginia - Princeton (2); and Tennessee – Kingsport. Additionally, we have a loan production office in Boone, North Carolina.

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

Internet Site

Our internet banking site can be accessed at www.newpeoples.bank. The site includes a customer service area that contains branch and Interactive Teller Machine (ITM) locations, product descriptions and current interest rates offered on deposit accounts. Customers with internet access can apply for loans and credit cards, open deposit accounts online, access account balances, make transfers between accounts, enter stop payment orders, order checks, and use an optional bill paying service.

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

Banking Services

General. We accept deposits, make consumer and commercial loans, issue drafts, and provide other services customarily offered by a commercial bank, such as business and personal checking and savings accounts, walk-up tellers, drive-in windows, and 24-hour ITMs. The Bank is a member of the Federal Reserve System and its deposits are insured under the Federal Deposit Insurance Act (the FDIA) to the maximum limit.

Loans. Generally, we offer a full range of short-, medium- and longer-term commercial, 1-4 family residential mortgages and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans may include secured and unsecured loans for financing automobiles, home improvements, education, personal investments and other purposes.

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

We obtain short-, medium- and longer-term commercial and personal loans through direct solicitation of business owners and continued business from existing customers. Completed loan applications are reviewed by our loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the Bank’s experience and its credit underwriting guidelines.

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

Competition in the market area for loans to small businesses and professionals, the Bank’s target market, is intense, and pricing is important. Many of our larger competitors have substantially greater resources and lending limits than we have. They offer certain services, such as extensive and established branch networks and trust services, that we do not provide or do not expect to provide in the near future. Moreover, larger institutions operating in the market area have access to borrowed funds at lower costs than are available to us. Deposit competition among institutions in our market area is strong, resulting in the possibility of our paying above-market rates to attract or retain deposits. As the pandemic waned, funds received into our customers’ deposit accounts from PPP loans and stimulus payments were drawn down. This decreased customer liquidity, combined with increased interest rates, has resulted in increased competition for deposits.

While pricing is important, our principal method of countering the competition is service. As a community banking organization, we strive to serve the banking needs of our customers while developing personal, hometown relationships with them. Additionally, we continue to add and enhance digital banking services. As a result, we provide a significant amount of service and a range of products through multiple channels at reasonable fees.

According to a market share report prepared by the Federal Deposit Insurance Corporation (the “FDIC”), as of June 30, 2022, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows:

County or City	% of Market
Dickenson County, VA	33.95%
Scott County, VA	31.75%
Russell County, VA	23.62%
Buchanan County, VA	10.92%
Tazewell County, VA	8.59%
Wise County, VA	6.13%
Washington County, VA	6.13%
Mercer County, WV	5.51%
City of Bristol, VA	5.31%
Smyth County, VA*	3.77%
City of Kingsport, TN	2.17%

* - In August 2022, we closed our branch operation in Smyth County, Virginia, and transferred those deposits to our office in Washington County, Virginia

Employees

As of December 31, 2022, we had 194 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

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

Bureau of Financial Institutions. As a bank holding company registered with BFI, we must provide the BFI with information concerning our financial condition, operations and management, among other reports required by the BFI. New Peoples is also examined by the BFI in addition to its Federal Reserve examinations. Similar to the BHCA, the Code of Virginia requires that the BFI approve the acquisition of direct or indirect ownership or control of more than 5% of the voting shares of any Virginia bank or bank holding company like us.

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

The Company meets the eligibility criteria to be considered a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February, 2015 and does not report consolidated regulatory capital. With respect to the Bank, the “prompt corrective action” regulations pursuant to Section 38 of the FDIA are set forth in the following table:

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

Minimum Leverage Ratio	4.00%
Minimum CET1 Risk Based Capital Ratio	4.50%
Capital Conservation Buffer (1)	2.50%
Minimum CET1 Risk Based Capital Ratio with Capital Conservation Buffer	7.00%
Minimum Tier 1 Risk Based Capital Ratio	6.00%
Minimum Tier 1 Risk Based Capital Ratio with Capital Conservation Buffer	8.50%
Minimum Total Risk Based Capital Ratio	8.00%
Minimum Total Risk Based Capital Ratio with Capital Conservation Buffer	10.50%

(1)	The capital conservation buffer must be maintained in order for a banking organization to avoid being subject to limitations on capital distributions, including dividend payments, and discretionary bonus payments to executive officers.

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

Community Reinvestment Act. Under the Community Reinvestment Act, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practices. The Community Reinvestment Act emphasizes the delivery of bank products and services through branch locations in a bank’s market areas and requires banks to keep data reflecting their efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA (see below) may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “Satisfactory” rating in its latest Community Reinvestment Act examination. The Bank received a rating of “Satisfactory” at its last Community Reinvestment Act performance evaluation, as of August 1, 2022.

In May 2022, the federal bank regulatory agencies jointly issued a proposed rule intended to strengthen and modernize the CRA regulatory framework. If implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions.

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

Privacy and Fair Credit Reporting. Financial institutions, such as the Bank, are required to disclose their privacy policies to customers and consumers and require that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with nonaffiliated third persons. The Bank also requires business partners with whom it shares such information to assure the Bank that they have adequate security safeguards and to abide by the redisclosure and reuse provisions of applicable law. In addition to adopting federal requirements regarding privacy, individual states are authorized to enact more stringent laws relating to the use of customer information. The Virginia Consumer Data Protection Act, passed in 2021, became effective January 1, 2023 These privacy laws create compliance obligations and potential liability for the Bank.

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

The Sarbanes-Oxley Act generally applies to all domestic companies, such as New Peoples, that file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended. The Sarbanes-Oxley Act includes significant additional disclosure requirements and expanded corporate governance rules and the SEC has adopted extensive additional disclosures, corporate governance provisions and other related rules pursuant to it. New Peoples has expended, and will continue to expend, considerable time and money in complying with the Sarbanes-Oxley Act.

Federal Deposit Insurance Corporation. The Bank’s deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law, which is $250,000 per depositor. The FDIC uses a “financial ratios method” based on “CAMELS” composite ratings to determine deposit insurance assessment rates for small established institutions with less than $10 billion in assets, such as the Bank. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (CAMELS). CAMELS composite ratings set a maximum assessment for banks rated CAMELS 1 and 2, and set minimum assessments for lower rated institutions. In 2022 and 2021, the Company recorded expense of $216 thousand and $266 thousand, respectively, for FDIC insurance premiums.

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide-ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impacted the Company was the creation of an independent Consumer Financial Protection Bureau (CFPB), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It also oversees the enforcement of all federal laws intended to ensure fair access to credit. Smaller financial institutions, such as the Company and the Bank, continued to be examined primarily by their primary regulators.

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

The Economic Growth, Regulatory Reform and Consumer Protection Act of 2018. The EGRRCPA, which became effective in May 2018, amended provisions of the Dodd-Frank Act and other statutes administered by banking regulators. Among these amendments are provisions exempting insured depository institutions (and their parent companies) with less than $10 billion in consolidated assets and meeting certain other asset and liabilities trading tests from the Volker Rule, which prohibits banks from conducting certain investment activities with their own accounts. The EGRRCPA required the regulators to promulgate rules establishing the new CBLR, as described above. The EGRRCPA increased the asset threshold from $1 billion to $3 billion for financial institutions to qualify for a less burdensome 18-month on-site examination schedule. The EGRRCPA made numerous other changes in regulatory requirements based on the size and complexity of financial institutions, particularly benefiting smaller institutions like the Company.

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

Federal bank regulators issued a joint rule, effective in 2022, establishing computer-security incident notification requirements for banking organizations and their bank service providers. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. In addition, the final rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule defines computer-security incident as an occurrence that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2022, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.

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

Not applicable.

Item 2. Properties

As of December 31, 2022, the Company's net investment in premises and equipment was $19.3 million. Our main office and operations center are in Honaker, Virginia, which includes a full-service branch, and a separate administration and operations center.

The Bank owns 13 of its 17 full-service branch offices, including its headquarters office. In addition to the headquarters in Honaker, Virginia we own or lease branch offices located in Virginia, West Virginia, Tennessee, and a loan production office in North Carolina. Additionally, the Bank owns an operations building housing its network and other support operations. The bank owns two former branch offices that were closed in 2022, and the facility that formerly housed ITM network and call center operations, that was closed in 2021. The former ITM network and call center facility was sold in March, 2023. We also own a warehouse facility in Honaker, Virginia. Our loan production office operates from a building in Boone, North Carolina under a short-term lease renewed in June 2022.

A former branch office located in Jonesborough, Tennessee is used as a hub for meeting with prospective loan customers.

During 2022, two branch locations were closed, Big Stone Gap, Virginia and Chilhowie, Virginia, with customer accounts transferred to nearby offices. ITM services remain available at these two locations. Three former branch offices that were transferred to other real estate owned in 2021, were sold in 2022.

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

The most recent sales price of which management is aware was $2.25 per share on March 20, 2023.

(b)       Holders

On March 22, 2023, there were approximately 4,060 shareholders of record.

(c)       Dividends

Any declaration of dividends in the future will depend on our earnings, capital requirements, growth strategies, and compliance with regulatory mandates, principally at the Bank level, since the Company’s primary source of income is dividends paid by the Bank. During the first quarter of 2022, the Company paid its first cash dividend of $0.05 per common share to our shareholders. On February 27, 2023, the Company declared a dividend of $0.06 per share, payable March 31, 2023 to shareholders of record as of March 15, 2023.

We are subject to certain dividend restrictions and capital requirements imposed by the Federal Reserve Bank as well as Virginia statutes and regulations. See Note 16, Dividend Limitations on Subsidiary Bank, and Note 21, Capital, to the consolidated financial statements contained in Item 8 of this Form 10-K.

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

Shares of the Company’s common stock were repurchased during the three months ended December 31, 2022, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 426,405 shares of common stock. On February 27, 2023, the board of directors approved an extension of the repurchase program through March 31, 2024.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 31, 2022		5,290	$2.30	5,290	450,225
November 30, 2022		7,436	$2.31	7,436	442,789
December 31, 2022		16,384	$2.40	16,384	426,405
	Total	29,110	$2.36	29,110

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding expectations, intentions, projections and beliefs concerning our profitability, liquidity, and allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward-looking statements are based on various factors and were derived using numerous assumptions as of the date of this Form 10-K, and are subject to significant risks.

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
  deposit flows and competition for deposits;
  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rate, market and monetary fluctuations;
  the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues (including the lingering impact of the novel coronavirus (COVID-19) outbreak and other catastrophic events;
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
  changes in the allowance for loan losses resulting from the adoption and implementation of the CECL methodology;
  the transition from the use of the LIBOR index;
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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position as of December 31, 2022 and 2021, as well as results of operations for the years ended December 31, 2022 and 2021. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

New Peoples generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the volume of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank's interest expense is a function of the average amount of interest-bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccruing loans and the amount of provision expense added to the allowance for loan losses. The Bank also generates noninterest income from service charges and fees on deposit accounts, debit and credit card interchange income, and commissions on insurance and investment products sold.

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

For further discussion of our other critical accounting policies, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements, contained in Item 8 of this Form 10-K.

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

Although to date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that it or its subsidiaries will not suffer such losses in the future. On June 15, 2022, we experienced a cybersecurity incident that temporarily interrupted the operability of our computer systems. Limited operations were restored June 17, 2022, and full operations were restored June 21, 2022. Since that date, restoration efforts have been completed and normal operations have resumed. The Company’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our e-banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served. As a result, cyber security and the continued development and enhancement of the Company’s controls, processes and practices, designed to protect its and its subsidiaries’ systems, computers, software, data and networks from attack, damage or unauthorized access, remain a priority for the Company. As cyber threats continue to evolve, the Company has expended resources and may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.

As discussed under the heading “Supervision and Regulation” in Item 1 of this Form 10-K, the federal banking agencies have issued a joint rule that requires banking organizations to notify their primary regulator as soon as possible and no later than 36 hours after any cyber-security incident has occurred.

Overview

The Company made significant progress during 2022 resulting in the highest annual consolidated net income in the history of the Company. For the year ended December 31, 2022, net income was $8.1 million, or basic and diluted net income per share of $0.34, compared to a net income of $7.0 million, or basic and diluted net income per share of $0.29, for the year ended December 31, 2021, an improvement of $1.1 million, or 15.3%. Retained earnings increased to $8.9 million as of December 31, 2022 from $2.0 million as of December 31, 2021, an increase of $6.9 million or 339.0%.

Net interest income for the year ended December 31, 2022 was $28.3 million compared to $27.2 million for the year ended December 31, 2021. The improvement of $1.1 million in net interest income was primarily attributable to a $33.8 million increase in average earning assets and rising market interest rates during the year, partially offset by a decrease in loan origination fees compared to 2021 as PPP loans were forgiven and an increase in costs of our variable rate trust preferred securities in 2022. Net interest margin was 3.62% compared to 3.64% for the year ended December 31, 2022, and 2021, respectively.

Noninterest income was $9.2 million for the year ended December 31, 2022 compared to $10.0 million for the year ended December 31, 2021. The $740,000 decrease was attributable to $322,000 of gains on the sales of investment securities during the year ended December 31, 2021, $190,000 of gains on the sales of three former branch locations during the year December 31, 2021, as well as a write-down of bank owned life insurance (BOLI) of $158,000 during the year ended December 31, 2022, and a decrease in gains and commissions on mortgage loan originations and sales of approximately $162,000 due to the impact of rising interest rates on mortgage demand.

Noninterest expense was $26.5 million for the year ended December 31, 2022 compared to $27.9 million for the year ended December 31, 2021. The $1.3 million decrease was primarily due to valuation adjustments of other real estate owned during the year ended December 31, 2021, which consisted of $1.1 million related to former branch locations and approximately $390,000 in net losses and write-downs on the sales of other real estate owned. This was offset by an increase of approximately $703,000 in salaries and benefits during the year ended December 31, 2022, which is attributed to higher bonus accruals based on the Company’s performance, annual wage adjustments, and adjustments to the minimum starting salaries of employees to reflect rising costs to attract and retain talent.

During the year ended December 31, 2022, total assets decreased $19.3 million, or 2.4%, to $775.4 million. Loans receivable decreased $9.1 million, or 1.5%, during 2022, which is partly attributable to several large borrowers selling their businesses or collateral and paying off the related loans. Additionally, loan pricing remains very competitive in the Company’s market and has impacted loan originations. Investment securities decreased $11.0 million in 2022, which is primarily due to the decline in the market value of the investment portfolio due to rising interest rates.

Total deposits declined $14.8 million, or 2.1%, during 2022, with most of the decline occurring during the fourth quarter as competition for funding intensified.

New Peoples Bank remains well-capitalized. Leverage ratio improved to 10.40%.

The Company’s key performance indicators are as follows:

	Year ended December 31,
	2022	2021

Return on average assets	0.99%	0.88%
Return on average shareholders’ equity	13.89%	11.52%
Average shareholders’ equity to average assets ratio	7.10%	7.62%

Net Interest Income and Net Interest Margin

The Company’s primary source of income is net interest income, which increased $1.1 million, or 3.95%, in 2022 compared to 2021 due primarily to a $33.8 million increase in average earning assets and rising market interest rates during the year. This was offset by an increase in interest expense on borrowed funds of approximately $777,000, or 171.5%, related to the increase in variable rates on trust preferred securities as well as an increase in borrowings from the Federal Home Loan Bank (FHLB) during the year. The decrease in interest income on loans, including fees, was driven by a decrease in fees of $1.8 million resulting from PPP loan forgiveness in 2021 that did not reoccur during 2022.

The following table shows the rates paid on earning assets and deposit liabilities for the periods indicated.

Net Interest Margin Analysis Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)
	For the year ended			For the year ended
	December 31, 2022			December 31, 2021
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$591,179	$27,739	4.69%	$586,963	$28,323	4.83%
Federal funds sold	332	8	2.41%	212	-	0.10%
Interest bearing deposits in other banks	76,560	1,514	1.98%	78,583	95	0.12%
Taxable investment securities	113,141	2,129	1.88%	81,635	1,494	1.83%
Total earning assets	781,212	31,390	4.02%	747,393	29,912	4.00%
Less: allowance for loans losses	(6,790)			(7,034)
Non-earning assets	40,657			58,398
Total assets	$815,079			$798,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$74,786	$98	0.13%	$59,154	$59	0.10%
Savings and money market deposits	191,136	260	0.13%	181,736	148	0.08%
Time deposits	188,010	1,517	0.81%	214,937	2,041	0.95%
Short-term borrowings	20,370	501	2.46%	2,474	33	1.33%
Trust preferred securities	16,496	729	4.42%	16,496	420	2.55%
Total interest-bearing liabilities	490,798	3,105	0.63%	474,797	2,701	0.57%
Non-interest-bearing deposits	261,834	-	-%	254,911	-	- %
Total deposit liabilities and cost of funds	752,632	3,105	0.41%	729,708	2,701	0.37%
Other liabilities	4,248			8,178
Total liabilities	756,880			737,886
Shareholders’ equity	58,199			60,871
Total liabilities and shareholders’ equity	$815,079			$798,757
Net interest income		$28,285			$27,211
Net interest margin			3.62%			3.64%
Net interest spread			3.39%			3.43%

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

Volume and Rate Analysis
Increase (decrease)

	Year 2022 Compared to 2021
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$206	$(784)	$(6)	$(584)
Federal funds sold	-	5	3	8
Interest bearing deposits in other banks	(2)	1,459	(38)	1,419
Taxable investment securities	577	42	16	635
Total Earning Assets	781	722	(25)	1,478

Interest Expense:
Interest-bearing demand deposits	16	19	4	39
Savings and money market deposits	8	99	5	112
Time deposits	(282)	(281)	39	(524)
Short-term borrowings	239	28	201	468
Trust preferred securities	-	309	-	309
Total Interest-bearing Liabilities	(19)	174	249	404
Change in Net Interest Income	$800	$548	$(274)	$1,074

Volume and Rate Analysis
Increase (decrease)

	Year 2021 Compared to 2020
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest Income:
Loans	$395	$(700)	$(10)	$(315)
Federal funds sold	-	(1)	-	(1)
Interest bearing deposits in other banks	59	(134)	(38)	(113)
Taxable investment securities	830	(309)	(216)	305
Total Earning Assets	1,284	(1,144)	(264)	(124)

Interest Expense:
Interest-bearing demand deposits	21	(25)	(7)	(11)
Savings and money market deposits	81	(239)	(54)	(212)
Time deposits	(568)	(1,460)	215	(1,813)
Short-term borrowings	(34)	(1)	-	(35)
Trust preferred securities	-	(121)	-	(121)
Total Interest-bearing Liabilities	(500)	(1,846)	154	(2,192)
Change in Net Interest Income	$1,784	$702	$(418)	$2.068

The increases in interest income and interest expense during 2022 were driven mainly by increased interest rates, as short-term assets and liabilities tied to short-term rates adjusted to market rate increases throughout the year, new production at higher rates, and asset yields outpacing increases in funding costs in the rising interest rate environment. Overall, our net interest margin decreased 2 basis points to 3.62% in 2022 compared to 3.64% in 2021.

The increase in interest income is primarily attributed to an increase in yields on overnight deposits with banks, which was mainly driven by higher market rates, as noted above, combined with a reinvesting of funds in investment securities at higher rates. This increased income offset a decrease in loan interest Overall, loan interest income, including fees, decreased $584,000 during the year ended December 31, 2022 compared to December 31, 2021, due to the impact of PPP loan fees recognized in 2021, that was not repeated in 2022.

Interest expense increased $404,000, due primarily to an increase in the average balance of FHLB advances of $20.4 million during the year, combined with increased market rates on trust preferred securities. This was offset by a decrease in interest expense on time deposits due to a reduction in volume and rate. While rates on time deposits reset at lower rates during 2022, this trend is not expected to continue into 2023, due to the continuing increase in interest rates, combined with the competitive pressures to acquire and retain deposits.

Our future interest rate structure has been impacted by the commencement of the end of the use of LIBOR, which will completely phase-out in 2023. We use LIBOR in pricing some of a limited number of our interest earning assets and liabilities, including our trust preferred securities. Certain loan and investment products ceased using LIBOR in 2021, for new contracts and commitments. Most of these contracts have been, or will be, replaced with the secured overnight funding rate (SOFR).

Loans

Our primary source of income is interest earned on loans. Total gross loans decreased $9.1 million during 2022, or 1.54%, to $584.6 million as of December 31, 2022 as compared to $593.7 million at December 31, 2021. The primary drivers of this decrease in total loans were a reduction in commercial real estate loans, multifamily, and commercial loans of $9.1 million, $3.3 million, and $7.6 million, respectively. This was offset by an increase in construction and land development loans of $10.1 million in comparison to December 31, 2021. The decrease in commercial real estate and commercial loans was partly attributable to several large borrowers selling their businesses or collateral and paying off the related loans. For more detail on loan balances, refer to Note 6 of the consolidated financial statements contained in Item 8 of this Form 10-K.

Nonaccrual loans increased approximately $472,000 during 2022 from $2.9 million as of December 31, 2021 to $3.4 million as of December 31, 2022. Nonaccrual loans negatively affect interest income as these loans are nonearning assets. When doubt about the collectability of a loan exists, it is the Bank’s policy to stop accruing interest on that loan under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when conditions indicate that payment of principal and interest can no longer be expected, or (c) when any such loan becomes delinquent for 90 days and is not both well secured and in the process of collection. All interest accrued but not collected on loans that are placed on nonaccrual is charged off and reversed against interest income in the current period. In the case of a nonaccrual loan that is well secured and in the process of collection, the interest accrued but not collected is not reversed. Interest received on these loans is accounted for on the cash basis or cost-recovery method until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six consecutive timely payments are made, and prospects for future contractual payments are reasonably assured. For more detail on nonaccrual loans, refer to Note 6 of the consolidated financial statements in Item 8 of this Form 10-K.

Impaired loan balances decreased during 2022, to $2.7 million as of December 31, 2022, from $2.8 million as of December 31, 2021. Interest income and cash receipts on impaired loans are handled differently depending on whether or not the loan is on nonaccrual status. If the impaired loan is not on nonaccrual status, the interest income on the loan is computed using the effective interest method. For more detail on impaired loan balances, refer to Note 6 of the consolidated financial statements in Item 8 of this Form 10-K.

The following table presents the dollar composition and percentage of our loan portfolio as of December 31:

Loan Composition
	2022		2021
(Dollars in thousands)	$	%	$	%
Real estate secured:
Commercial	$197,069	33.7%	$206,162	34.7%
Construction and land development	42,470	7.3%	32,325	5.4%
Residential 1-4 family	227,232	38.9%	224,530	37.8%
Multifamily	29,710	5.1%	33,048	5.6%
Farmland	17,744	3.0%	18,735	3.2%
Total real estate loans	514,225	88.0%	514,800	86.7%
Commercial	46,697	8.0%	54,325	9.1%
Agriculture	3,756	0.6%	4,021	0.7%
Consumer installment loans	19,309	3.3%	18,756	3.2%
All other loans	626	0.1%	1,842	0.3%
Total loans	584,613	100.0%	593,744	100.0%
Less: allowance for loan losses	6,727		6,735
Total	$577,886		$587,009

Our loan maturities, and distribution between fixed and variable rate loans as of December 31, 2022 are shown in the following tables :

Maturities of Loans
(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total
Real estate secured:
Commercial	$11,285	$39,525	$73,958	$72,301	$197,069
Construction and land development	7,511	10,491	10,664	13,804	42,470
Residential 1-4 family	7,255	22,850	85,214	111,913	227,232
Multifamily	1,152	5,342	11,178	12,038	29,710
Farmland	1,995	2,843	8,400	4,506	17,744
Total real estate loans	29,198	81,051	189,414	214,562	514,225
Commercial	15,853	22,929	5,487	2,428	46,697
Agriculture	1,276	2,324	—	156	3,756
Consumer installment loans	3,192	14,804	1,293	20	19,309
All other loans	295	331	—	—	626
Total	$49,814	$121,439	$196,194	$217,166	$584,613

The following table presents the dollar amount of fixed rate and variable rate loans with maturities greater than one year as of December 31, 2022:

(Dollars in thousands)	Fixed Rate	Variable Rate
Real estate secured:
Commercial	$75,192	$110,592
Construction and land development	17,756	17,203
Residential 1-4 family	90,416	129,561
Multifamily	12,651	15,907
Farmland	3,069	12,680
Total real estate loans	199,084	285,943
Commercial	23,975	6,869
Agriculture	2,287	193
Consumer installment loans	15,032	1,085
All other loans	331	—
Total	$240,709	$294,090

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

During the fourth quarter of 2021, in response to rising price inflation, we added inflation to the economic factors considered in the model. Throughout 2022, we continued to adjust external factors impacting the allowance for loan loss model to best reflect changes in the general and local economies, the increasing interest rate environment, and the risks in the portfolio.

The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Loans are charged against the allowance for loan losses when management believes that collectability of all or part of the principal is unlikely. Subsequent to charging off a loan, management makes best efforts to recover any charged-off balances.

The allowance for loan losses remained at $6.7 million as of December 31, 2022. The allowance for loan losses at the end of 2022 was approximately 1.15% of total loans as compared to 1.13% at the end of 2021. Provisions for loan losses of approximately $625,000 and $372,000 were recorded during the years ended December 31, 2022 and 2021, respectively. Loans charged off, net of recoveries, totaled approximately $633,000, or 0.11% of average loans, for the year ended December 31, 2022, compared to approximately $828,000, or 0.14% of average loans, in 2021. The allowance for loan losses is being maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio whether or not the losses are actually ever realized.

Nonaccrual loans present higher risks of default, and we have experienced an increase in the volume of these loans during 2022, while the number of nonaccrual loans decreased. As of December 31, 2022, there were 41 nonaccrual loans totaling $3.4 million, or 0.58% of total loans. As of December 31, 2021, there were 65 nonaccrual loans totaling $2.9 million, or 0.50% of total loans. The amount of interest income that would have been recognized on these loans had they been accruing interest was approximately $10,000 and $223,000 in the years ended December 31, 2022 and 2021, respectively. There were no loans past due 90 days or greater and still accruing interest at either December 31, 2022 or 2021. There are no commitments to lend additional funds to non-performing borrowers.

A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize exposure to losses in cases of default. Increasing real estate values in our area have reduced this exposure somewhat. However, while we consider our market area to be somewhat diverse, certain areas are more reliant upon agriculture, coal mining and natural gas. As a result, increased risk of loan impairments is possible due to the volatile nature of the coal mining and natural gas industries. As a result of the lingering economic impact of the COVID-19 pandemic, a number of industries have been identified as posing increased risk. Specifically, residential and commercial rentals, hotels, restaurants and entertainment, and the coal and gas industries have been adversely impacted by the global and domestic economic slowdown coupled with rising inflation. We are monitoring these industries and consider these segments to be the primary higher risks in the loan portfolio.

Commercial and commercial real estate loans are initially risk rated by the originating loan officer. If deterioration in the financial condition of the borrower and/or their capacity to repay the debt occurs, the loan may be downgraded by the loan officer or our watch list committee. Guidance for risk rate grading is established by the regulatory authorities who periodically review the Bank’s loan portfolio for compliance. Classifications used by the Bank are Pass, Special Mention, Substandard, Doubtful and Loss.

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

For non-1-4 family residential loans that are 90 days or more past due or in bankruptcy, the collateral value less estimated liquidation costs are compared to the loan balance to calculate any potential deficiency. If the collateral is sufficient, then no charge-off is necessary. If a deficiency exists, then upon the loan becoming contractually 120 days past due, the deficiency is charged-off against the allowance for loan loss. In the case of 1-4 family residential or home equity loans, upon the loan becoming 120 days past due, a current value is obtained and after application of an estimated liquidation discount, a comparison is made to the loan balance to calculate any deficiency. Subsequently, any noted deficiency is then charged-off against the allowance for loan loss when the loan becomes contractually 180 days past due. If the customer has filed bankruptcy, then within 60 days of the bankruptcy notice, any calculated deficiency is charged-off against the allowance for loan loss. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

All loans of $250,000 or more, along with selected other credits, classified as substandard, doubtful or loss are individually reviewed for impairment in accordance with Accounting Standards Codification (ASC) 310-10-35. The increase in the threshold to $250,000 during 2022, did not significantly impact level of loans assessment for impairment. In evaluating impairment, a current appraisal is generally used to determine if the collateral is sufficient. Appraisals are typically less than a year old and must be independently reviewed to be relied upon. If the appraisal is not current, we perform a useful life review of the appraisal to determine if it is reasonable.  If this review determines that the appraisal is not reasonable, then a new appraisal is ordered. Impaired loan balances decreased during 2022, to $2.7 million, with a related allowance of approximately $86,000, as of December 31, 2022, from $2.8 million, with a related allowance of approximately $166,000, as of December 31, 2021. Management is aggressively working to reduce the impaired credits at minimal loss.

In determining the component of our allowance in accordance with the Contingencies topic of the Accounting Standards Codification (ASC 450), we do not directly consider the potential for outdated appraisals since that portion of our allowance is based on the analysis of the performance of loans with similar characteristics, and external and internal risk factors. We consider the overall quality of our underwriting process in our internal risk factors, but the need to update appraisals is associated with loans identified as impaired under the Receivables topic of the Accounting Standards Codification (ASC 310). If an appraisal is older than one year, a new external certified appraisal may be obtained and used to determine impairment. If an exposure exists, a specific allowance is directly made in the amount of the potential loss, in addition to estimated liquidation and disposal costs. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In addition to impaired loans, the remaining loan portfolio is evaluated based on net charge-off history, economic conditions, and internal processes. To calculate the net charge-off history factor, we perform a 12-quarter look-back and use the average net charge offs as a percentage of the loan balances. To calculate the economic conditions factor, we use current economic data which includes national and local unemployment information, local housing price changes, gross domestic product growth, and interest rates. Lastly, we evaluate our internal processes of underwriting and consider the inherent risks present in the portfolio due to past and present lending practices. As economic conditions, performance of our loans, and internal processes change, it is possible that future increases or decreases may be needed to the allowance for loan losses.

Selected Credit Ratios
	December 31,
(Dollars in thousands)	2022		2021
Allowance for loan losses	$6,727		$6,735
Total loans	584,613		593,744
Allowance for loan losses to total loans	1.15%		1.13%
Nonaccrual loans	$3,413		$2,941
Nonaccrual loans to total loans	0.58%		0.50%

Ratio of allowance for loan losses to nonaccrual loans	1.97	X	2.29	X

Charge-offs net of recoveries	$633		$828
Average loans	$591,179		$586,963
Net charge-offs to average loans	0.11%		0.14%

The above table includes $823,000 and $1.1 million in nonaccrual loans as of December 31, 2022 and 2021, respectively, which have been classified as troubled debt restructurings. No troubled debt restructurings were past due 90 days or more and still accruing interest as of December 31, 2022 or 2021. There were $2.0 million in loans classified as troubled debt restructurings as of December 31, 2022, as compared to $2.5 million in loans classified as troubled debt restructurings as of December 31, 2021. For more detail on nonaccrual, impaired, past due and restructured loans, refer to Note 6 and Note 8 to the consolidated financial statements in Item 8 of this Form 10-K.

The following table shows the average balance, net charge-offs or recoveries and percentage of net charge-offs or recoveries by each major category of loans for the years ended December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Average Balance	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) as % of Average Loan Type	Average Balance	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) as % of Average Loan Type
Real estate secured:
Commercial	$202,435	$(28)	-0.01%	$194,517	$913	0.47%
Construction and land development	39,986	143	0.36%	28,820	(6)	-0.02%
Residential 1-4 family	225,334	(36)	-0.02%	220,524	(37)	-0.02%
Multifamily	32,768	109	0.33%	23,840	—	0.00%
Farmland	18,022	(13)	-0.07%	19,144	(29)	-0.15%
Total real estate loans	518,545	175	0.03%	486,845	841	0.17%
Commercial	48,093	14	0.03%	74,711	(45)	-0.06%
Agriculture	3,823	—	0.00%	4,095	(1)	-0.02%
Consumer and all other loans	19,235	444	2.31%	19,441	33	0.17%
Unallocated	1,483	—	0.00%	1,871	—	0.00%
Total loans	$591,179	$633	0.11%	$586,963	$828	0.14%

The following table shows the balance and percentage of our allowance for loan losses allocated to each major category of loans.

Allocation of the Allowance for Loan Losses

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Amount	% of ALLL	% of Loans	Amount	% of ALLL	% of Loans
Real estate secured:
Commercial	$2,364	35.1	33.7	$2,134	31.7	34.7
Construction and land development	345	5.2	7.3	189	2.8	5.4
Residential 1-4 family	2,364	35.1	38.9	2,237	33.2	37.8
Multifamily	262	3.9	5.1	254	3.8	5.6
Farmland	153	2.3	3.0	149	2.2	3.2
Total real estate loans	5,488	81.6	88.00	4,963	73.7	86.7
Commercial	381	5.7	8.0	1,099	16.3	9.1
Agriculture	32	0.5	0.6	28	0.4	0.7
Consumer and all other loans	386	5.7	3.4	108	1.6	3.5
Unallocated	440	6.5	—	537	8.0	—
Total	$6,727	100.0	100.0	$6,735	100.0	100.0

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

The allocation of the allowance for loan losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 35.1% of the allowance to commercial real estate loans, which constituted 33.7% of our loan portfolio at December 31, 2022. This allocation increased slightly compared to the 31.7% in 2021, due primarily to the impact of the external factors considered as part of the determination of the overall allowance for loan losses. We have allocated 5.7% of the allowance to commercial loans, which constituted 8.0% of our loan portfolio at December 31, 2022. This allocation percentage decreased compared to December 31, 2021, due to a lower loss rate on commercial loans for the historical period assessed in the loan loss model for 2022.

Both residential and commercial real estate loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We allocated 5.2% of the allowance to real estate construction loans, which constituted 7.3% of our loan portfolio as of December 31, 2022. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Additionally, these credits are generally shorter-term projects, of eighteen months or less. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities.

We allocated 35.1% of the allowance to residential real estate loans, which constituted 38.9% of our loan portfolio as of December 31, 2022.

We allocated 5.74% of the allowance to consumer and all other loans, which constituted 3.41% of our loan portfolio as of December 31, 2022. Our allocation increased as a percentage of the allowance for loan losses due to the impact of overdrawn deposit account losses resulting from the cybersecurity incident, combined with a change in the treatment of deposit account charge-offs during 2022. As of December 31, 2022, we had an unallocated portion of the allowance for loan losses totaling approximately $440,000. While our legacy loan loss model calculation did not fully allocate the entire allowance, we believe that the lingering impact of the pandemic, combined with the recent impact of inflation warrant the maintenance of the allowance for loan losses.

We implemented the Current Expected Credit Loss (CECL) model to replace our legacy loan loss model for the first quarter of 2023. The cumulative effects of this implementation were immaterial.

Other Real Estate Owned

Other real estate owned decreased $1.1 million, or 80.82%, to approximately $261,000 as of December 31, 2022 from $1.4 million as of December 31, 2021. All properties are available for sale, primarily, by commercial and residential realtors under the direction of our Special Assets division. Our aim is to reduce the level of OREO in order to reduce the level of nonperforming assets at the Bank, while keeping in mind the impact to earnings and capital. During 2022, three former branch locations transferred to OREO in 2021 were sold, which decreased OREO approximately $912,000.

While the levels of problem credits and foreclosed properties have been reduced significantly over the past several years, we remain mindful of the impact on earnings and capital as we work to achieve our goal to reduce nonperforming assets. However, we may recognize some losses and reductions in the allowance for loan losses as we expedite the resolution of these problem assets.

Investment Securities

Total investment securities decreased $11.3 million, or 10.51%, to $96.1 million as of December 31, 2022 from $107.4 million as of December 31, 2021. All securities are classified as available-for-sale for liquidity purposes. There were no sales of securities during the year ended December 31, 2022. Sales of securities during 2021 totaled $7.7 million, with gains of approximately $322,000 realized. During the year ended December 31, 2022 and 2021, there were maturities, calls and paydowns of $14.0 million and $16.3 million, respectively. The Company purchased $19.8 million and $85.1 million in investment securities during the year ended December 31, 2022 and 2021, respectively. Investment securities with a carrying value of $27.3 and $12.1 million as of December 31, 2022 and 2021, respectively, were pledged to secure public deposits and for other purposes required, or permitted, by law.

Our strategy is to invest excess funds in investment securities, which typically yield more interest income than other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond, but which still provide liquidity.

The fair value of our investment portfolio is substantially affected by changes in interest rates. Losses could be realized if liquidity and/or business strategy necessitate the sale of securities in a loss position, due to Federal Reserve actions, U.S. fiscal policies or other factors affecting market interest rates. As of December 31, 2022, we had a net unrealized loss in our investment portfolio totaling $17.6 million as compared to a $1.0 million loss as of December 31, 2021. As market interest rates increase the level of unrealized losses could change substantially. However, these changes would have no impact on earnings or regulatory capital, unless the securities were sold at a loss. We have reviewed our investment portfolio and no investment security is deemed to have other than temporary impairment. We monitor our portfolio regularly and use it to maintain liquidity, manage interest rate risk and enhance earnings.

The fair value and weighted average yield of investment securities as of December 31, 2022 are shown in the following schedule by contractual maturity and do not reflect principal paydowns for amortizing securities. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are calculated by dividing the contractual interest for each time period by the average amortized contractual cost.

	Less than One Year		One to Five Years		Five to ten years		After ten years		Total
(Dollars in thousands)	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
U.S Treasuries	$971	3.87%	$9,281	1.39%	$1,433	1.04%	$—	—%	$11,685	1.54%
U.S. Government Agencies	1	4.56%	2,992	3.76%	2,091	3.12%	4,315	2.60%	9,399	3.08%
Taxable municipals	—	—%	504	2.95%	3,476	2.30%	12,835	2.33%	16,815	2.33%
Corporate bonds	503	5.48%	1,427	3.49%	1,206	2.58%	—	—%	3,136	3.43%
Mortgage backed securities	—	—%	1,470	1.92%	5,203	1.77%	48,368	1.66%	55,041	1.68%
	$1,475	4.51%	$15,674	2.12%	$13,409	2.11%	$65,518	1.86%	$96,076	1.97%

Bank Owned Life Insurance

As of December 31, 2022 and 2021, the Bank had an aggregate total cash surrender value of $4.5 million and $4.7 million, respectively, on life insurance policies covering former key officers.

The Company recorded a loss of $136,000 due to a write-down of approximately $158,000, partially offset by earnings of $22,000, during the year ended December 31, 2022. The write-down was due to the impact of rising interest rates on the value of the underlying assets supporting the policies. The Company recognized income of approximately $32,000 during the year ended December 31, 2021.

Deposits

Total deposits were $692.7 million as of December 31, 2022, a decrease of $14.8 million, or 2.1%, from $707.5 million as of December 31, 2021. Most of the decrease was driven by savings and money market deposits, which decreased $20.6 million, or 10.7%, to $171.5 million as of December 31, 2022. The majority of the decline occurred during the fourth quarter of 2022 as competition for funds for lending and other needs intensified among banks and non-banks in the Company’s markets.

Information detailing average deposit balances and average rates paid on deposits is presented in the Net Interest Margin Analysis table contained in the “Net Interest Income and Net Interest Margin” section.

Core deposits are considered to include demand deposits and other types of transaction accounts, such as commercial relationships and savings products, all of which decreased in 2022. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Time deposits of $250,000 or more equaled approximately 3.87% of deposits at the end of 2022 and 4.00% of deposits at the end of 2021.

As of December 31, 2022 and 2021, uninsured deposits are estimated to be $87.5 million and $93.8 million, respectively. Included in estimated uninsured deposits are $14.4 million and $13.6 million of public funds, for such respective periods, considered secured via pledged securities or letters of credit we have with the FHLB.

The following table shows maturities of all time deposits considered uninsured by the FDIC or otherwise.

Maturities of Uninsured Time Deposits
(Dollars in thousands)
December 31, 2022
Three months or less	$2,339
Over three months through six months	3,078
Over six months through twelve months	10,374
Over one year	5,252
Total	$21,043

As of December 31, 2022 and 2021, $27.3 million and $12.1 million of securities, respectively, were pledged to collateralize public deposits, including time deposits, held in our Tennessee offices, and as collateral for credit facilities available through FRB. Additionally, we held letters of credit from the FHLB for $7.0 million and $12.0 million at December 31, 2022 and 2021, respectively, to secure public deposits, including time deposits, held in our Virginia offices.

We held no brokered deposits at December 31, 2022 or 2021. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis table in the “Net Interest Income and Net Interest Margin” section. Total Certificate of Deposit Registry Service (CDARS) time deposits were $1.4 million and $5.8 million at December 31, 2022 and 2021, respectively.

Noninterest Income

For the year ended December 31, 2022, noninterest income decreased approximately $740,000, or 7.4%, to $9.2 million, or 1.1% of average assets, from $10.0 million, or 1.3% of average assets, for the same period in 2021. The decrease was primarily attributable to non-recurring net gains on sales of investment securities of $322,000 in 2021 and net gains on sales of fixed assets of $190,000 in 2021. During the period immediately after the cybersecurity incident, in June 2022, we temporarily stopped assessing overdraft and certain other service charges. we estimate that additional normalized charges of approximately $125,000 would have been realized during this period. Additionally, the Company recognized a write-down on BOLI of $158,000 during the year ended December 31, 2022 due to declines in the market value of the underlying investments supporting the policy related to increased interest rates. Gains and commissions on mortgage loan originations decreased approximately $162,000 due to rising interest rates on mortgage loans.

Noninterest Expense

Noninterest expenses decreased $1.3 million, or 4.8%, to $26.5 million for the year ended December 31, 2022, compared to $27.9 million for the year ended December 31, 2021. Noninterest expense as a percent of total average assets decreased to 3.2% in 2022 from 3.5% in 2021. The decrease in noninterest expense was primarily due to a decrease of $1.7 million in occupancy and equipment expense.

The decrease in occupancy and equipment expense was driven nearly entirely by $1.1 million in non-recurring losses on three former branch office locations, which were transferred into other real estate owned during the third quarter of 2021.

The decrease in occupancy and equipment was partially offset by a $703,000 increase in salaries and benefits expense attributable to higher bonus accruals based on Company performance, annual performance raises, and adjustments to minimum starting salaries to reflect rising costs to attract and retain talent.

Our efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, improved to 70.6% in 2022 compared to 75.6% in 2021. The decrease in this ratio is a result of improvements in net interest income and noninterest expense, as discussed above and in the “Net Interest Income and Net Interest Margin” section earlier in this Item 7. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity.

Income Taxes and Deferred Tax Assets

Income taxes were $2.3 million for the year ended December 31, 2022, compared to $1.9 million for the same period in 2021. The effective tax rates were 22.2%, and 21.7% for 2022 and 2021, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally due to the impact of the recapture of operating loss carryforwards and applicable credits, along with the effect of certain state income taxes. The higher effective tax rate in 2022 is the result of an increase in pre-tax earnings in relation to the various tax preference items.

Deferred tax assets represent the future tax benefit of future deductible differences. If it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. The Company has evaluated positive and negative evidence to assess the realizability of its deferred taxes. Based on the evidence, including taxable income projections, the Company believes it is more likely than not that its deferred tax assets will be realizable. Accordingly, the Company did not include a valuation allowance against its deferred tax assets as of December 31, 2022 or 2021.

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

Capital Resources

Our total shareholders’ equity at the end of 2022 was $57.2 million compared to $63.6 million at the end of 2021. The decrease was $6.4 million, or 10.1%. Book value per common share was $2.40 at December 31, 2022 compared to $2.66 at December 31, 2021. As previously discussed, the year-over-year decline was primarily driven by the $13.1 million net increase in the accumulated other comprehensive loss related to the unrealized loss on investment securities available-for-sale. Excluding the impact of the unrealized loss, equity increased $6.7 million.

During 2022, the board of directors authorized the repurchase of up to 500,000 shares of common stock through March 31, 2023. Through December 31, 2022, 73,595 shares have been repurchased at an average price of $2.33 per share. On February 27, 2023, the board of directors approved an extension of the repurchase program through March 31, 2024.

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

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 (CET1) ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum CET1 ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a CET1 ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject. Based upon projections, we believe our earnings will be sufficient to support the Bank’s planned asset growth.

The Company paid its first cash dividend of $0.05 per share in 2022. On February 27, 2023, the board of directors declared a dividend of $0.06 per share, to be paid on March 31, 2023. Future payments of cash dividends will depend on a number of factors including but not limited to maintaining positive retained earnings, compliance with regulatory rules governing the payment of dividends, strategic plans, and sufficient capital at the Bank to allow payment of dividends to the parent company.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold and unpledged available-for-sale investments. Collectively, those balances were $130.5 million as of December 31, 2022, down from $159.3 million as of December 31, 2021. As discussed previously in this Form 10-K, this change is a direct result of redeployment of excess cash into investment securities, which generally return higher yields, while still providing liquidity, as discussed below, and the decrease in deposits. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs.

The Bank’s primary funding source is deposits from customers in the markets in which it provides banking services. As discussed previously, deposits declined during the fourth quarter of 2022 as competition for deposits intensified from both bank and non-bank institutions. The Company expects that pressure on the rates paid on deposits will continue and that it may be required to increase the rates paid on its deposit products, possibly faster and to a higher degree not currently projected, to retain existing customers and attract new deposit relationships to fund loans and other activities. As discussed below, the Company has other liquidity sources to manage its liquidity needs as they arise.

At December 31, 2022, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $68.8 million, which is net of the $27.3 million of securities pledged as collateral. Generally, the investment portfolio serves as a source of liquidity while yielding a higher return at the purchase date when compared to other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond. Total investment securities decreased $11.3 million, or 10.51%, during 2022 from $107.4 million as of December 31, 2021 to $96.1 million as of December 31, 2022.

Our loan to deposit ratio was 84.4% as of December 31, 2022 and 83.9% as of December 31, 2021.

Available third-party sources of liquidity remain intact at December 31, 2022 which includes the following: our line of credit with the FHLB totaling $200.1 million, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We also have $30.0 million in unsecured federal funds lines of credit available from three correspondent banks as of December 31, 2022.

We have used our line of credit with FHLB to issue a letter of credit totaling $7.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on the letter of credit have been issued. This letter of credit is considered to be a draw on our FHLB line of credit. An additional $200.1 million was available on December 31, 2022 on the $207.1 million line of credit, of which $113.7 million is secured by a blanket lien on our residential real estate loans.

While we have access to the brokered deposits market, we held no brokered deposits as of December 31, 2022 or 2021. As of December 31, 2022, we had $1.4 million in reciprocal CDARS time deposits, compared to $5.8 million as of December 31, 2021.

The Bank has access to additional liquidity through the Federal Reserve Bank of Richmond’s Discount Window for overnight funding needs. We have collateralized this line with investment securities; however, we do not anticipate using this funding source except as a last resort.

With the on-balance sheet liquidity and other external sources of funding, we believe the Bank has adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors such as, counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from recovering from the lingering effects of the COVID-19 pandemic, inflation and the war in Ukraine, we continue monitoring our liquidity position, specifically cash on hand in order to meet customer demands. Additionally, our contingency funding plan is reviewed quarterly with our Asset Liability Committee.

On March 10, 2023, Silicon Valley Bank (SVB) a regional banking company headquartered in Santa Clara, California, with total assets in excess of $200 billion, was taken into receivership through FDIC, after the bank experienced a significant outflow of deposit funds fueled by concerns of large commercial and retail deposit customers holding funds far in excess of the FDIC insured limits at SVB. These concerns related to unrealized losses in SVB’s investment portfolio combined with the long-term maturities of the investments and other earning assets held by SVB. While we, or any other financial institution, can be impacted by sudden changes in market conditions or customer sentiment, we believe that our funding and liquidity management strategies and procedures are sound. In addition, our deposit customer base is diverse without significant exposure to uninsured deposit relationships. Prior to receivership of SVB our deposit fluctuations were largely tied to cyclical events and inflows and outflows related to customers seeking higher interest rates. Since the date of the receivership, we have not experienced any significant or unusual deposit outflows and we have taken steps to successfully test certain liquidity facilities in the event of any future deposit outflows.

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

A summary of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2022 and 2021 is as follows:

	2022	2021
(Dollars in thousands)
Commitments to extend credit	$84,149	$69,015
Standby letters of credit	3,751	3,684

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

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not actually be drawn upon to the total extent to which the Bank is committed. In response to two bank failures in March, 2023, and liquidity concerns for other super-regional banks, we have not experienced any significant unusual activity by borrowers drawing against their lines of credit, nor do we anticipate experiencing such demand that might cause us to limit customer access to these lines of credit.

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

Interest Sensitivity

As of December 31, 2022, we had a negative cumulative gap rate sensitivity ratio of 17.89% for the one-year re-pricing period, compared to 12.97% as of December 31, 2021. A negative cumulative gap generally indicates that net interest income would decline in a rising interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would likely increase in periods during which interest rates are increasing. The below table is based on contractual maturities and next repricing date and does not take into consideration prepayment speeds of investment securities and loans, nor does it consider decay rates for non-maturity deposits. When considering these prepayment speed and decay rate assumptions, along with our ability to control the repricing of a significant portion of the deposit portfolio, we are in a position to increase interest income in a rising interest rate environment; however, the ability to control the repricing of the deposit portfolio can be significantly impacted by competitive pressures, liquidity needs and access to and availability of other funding sources. With the FOMC initiating a series of rate increases, which are expected to continue into 2023, we believe our current interest risk profile remains acceptable. Furthermore, we are implementing strategies to moderate any potential adverse impact to our current interest rate risk profile, from what could be a sustained medium- to long-term environment of rising interest rates.

Interest Sensitivity Analysis
December 31, 2022
(In thousands of dollars)

	1 - 90 Days	91-365 Days	1 - 3 Years	4-5 Years	6-10 Years	Over 10 years	Total
Uses of funds:
Loans	$104,724	$92,065	$170,703	$135,643	$60,156	$21,322	$584,613
Federal funds sold	960	—	—	—	—	—	960
Deposits with banks	46,497	—	250		—	—	46,747
Investments	3,614	7,636	23,440	18,406	28,082	32,546	113,724
Bank owned life insurance	4,549	—	—	—	—	—	4,549
Total earning assets	$160,344	$99,701	$194,393	$154,049	$88,238	$53,868	$750,593

Sources of funds:
Int Bearing DDA	80,299	—	—	—	—	—	80,299
Savings & MMDA	174,251	—	—	—	—	—	174,251
Time Deposits	28,982	94,288	50,670	14,293	—	—	188,233
Trust Preferred Securities	16,496	—	—	—	—	—	16,496
Federal funds purchased	—						—
Other Borrowings	—	—	—	—	—	—	—
Total interest bearing liabilities	$300,028	$94,288	$50,670	$14,293	$—	$—	$459,279

Discrete Gap	$(139,684)	$5,413	$143,723	$139,756	$88,238	$53,868	$291,314
Cumulative Gap	$(139,684)	$(134,271)	$9,452	$149,208	$237,446	$291,314
Cumulative Gap as % of Total Earning Assets	-18.61%	-17.89%	1.26%	19.88%	31.63%	38.81%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of New Peoples Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of New Peoples Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of income, comprehensive (loss) income, shareholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment - Qualitative Factors

Description of the Matter

As described in Note 2 (Summary of significant accounting policies) and Note 7 (Allowance for Loan Losses) to the consolidated financial statements, the Company maintains an allowance for loan losses that represents management’s estimate of the probable losses inherent in the Company’s loan portfolio. The Company’s allowance for loan losses has two basic components: the general allowance and the specific allowance. At December 31, 2022, the general allowance represented $6,641,000 of the total allowance for loan losses of $6,727,000. The general allowance is applied to non-impaired loans and uses historical loss experience along with qualitative factors, including changes in lending policies and procedures, the nature and volume of the portfolio, experience of lending management, levels and trends in delinquencies, nonaccrual loans, charge-offs and adversely rated loans, the loan review system, portfolio concentrations, economic conditions, collateral values, and the competitive and legal environment. The qualitative adjustments to the historical loss rates are established by applying an additional loss factor to the loan segments identified by management based on their assessment of shared risk characteristics within similar groups of non-impaired loans. Qualitative factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio and contribute significantly to the allowance for loan losses.

Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

· Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.
o	Evaluating the qualitative factors for directional consistency and for reasonableness.
o	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2022.

Roanoke, Virginia

March 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of New Peoples Bankshares, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of New Peoples Bankshares, Inc. and Subsidiaries (the Company) as of December 31, 2021, the related consolidated statement of income, comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

Firm ID 149

We served as the Company's auditor from 2011 to 2021.

Greenville, South Carolina

March 31, 2022

elliottdavis.com

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

(in thousands except share data)

ASSETS	2022	2021

Cash and due from banks	$13,979	$14,952
Interest-bearing deposits with banks	46,747	45,766
Federal funds sold	960	228
Total cash and cash equivalents	61,686	60,946

Investment securities available-for-sale	96,076	107,358

Loans receivable	584,613	593,744
Allowance for loan losses	(6,727)	(6,735)
Net loans	577,886	587,009

Bank premises and equipment, net	19,290	20,735
Other real estate owned	261	1,361
Accrued interest receivable	2,555	2,112
Deferred taxes, net	4,623	1,673
Bank owned life insurance	4,549	4,685
Right-of-use assets – operating leases	3,725	4,062
Other assets	4,707	4,706
Total assets	$775,358	$794,647

LIABILITIES

Deposits
Noninterest bearing	$249,924	$251,257
Interest-bearing	442,783	456,256
Total deposits	692,707	707,513

Borrowed funds	16,496	16,496
Lease liabilities – operating leases	3,725	4,062
Accrued interest payable	526	272
Accrued expenses and other liabilities	4,685	2,673
Total liabilities	718,139	731,016

Commitments and Contingent Liabilities (Notes 19 and 20)

SHAREHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized;
23,848,491 and 23,922,086 shares issued and outstanding at
December 31, 2022 and 2021, respectively	47,697	47,844
Additional paid-in capital	14,546	14,570
Retained earnings	8,917	2,031
Accumulated other comprehensive loss	(13,941)	(814)
Total shareholders’ equity	57,219	63,631
Total liabilities and shareholders’ equity	$775,358	$794,647

     The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands except share and per share data)

INTEREST AND DIVIDEND INCOME	2022	2021
Loans including fees	$27,739	$28,323
Federal funds sold	8	—
Interest-earning deposits with banks	1,514	95
Investments	1,983	1,377
Dividends on equity securities (restricted)	146	117
Total interest and dividend income	31,390	29,912

INTEREST EXPENSE
Deposits	1,875	2,248
Borrowed funds	1,230	453
Total interest expense	3,105	2,701

NET INTEREST INCOME	28,285	27,211

PROVISION FOR LOAN LOSSES	625	372

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,660	26,839

NONINTEREST INCOME
Service charges and fees	3,969	3,724
Card processing and interchange income	3,769	3,871
Insurance and investment fees	954	1,029
Net gain on sales of available-for-sale securities	—	322
Other noninterest income	548	1,034
Total noninterest income	9,240	9,980

NONINTEREST EXPENSES
Salaries and employee benefits	13,365	12,662
Occupancy and equipment expenses	4,135	5,785
Data processing and telecommunications	2,369	2,444
Other operating expenses	6,650	6,976
Total noninterest expenses	26,519	27,867

INCOME BEFORE INCOME TAXES	10,381	8,952

INCOME TAX EXPENSE	2,299	1,942

NET INCOME	$8,082	$7,010

Income Per Share
Basic and Diluted	$0.34	$0.29
Average Weighted Shares of Common Stock
Basic and Diluted	23,898,185	23,922,086

       The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Dollars in thousands)

	2022	2021

NET INCOME	$8,082	$7,010

Other comprehensive loss:
Investment securities activity:
Unrealized losses arising during the year	(16,617)	(1,647)
Reclassification adjustment for net gains included in net income	—	(322)
Other comprehensive losses on investment securities	(16,617)	(1,969)
Related tax benefit	3,490	413
TOTAL OTHER COMPREHENSIVE LOSS	(13,127)	(1,556)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(5,045)	$5,454

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands including share data)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, December 31, 2020	23,922	$47,844	$14,570	$(4,979)	$742	$58,177

Net income	—	—	—	7,010	—	7,010
Other comprehensive loss, net of tax	—	—	—	—	(1,556)	(1,556)
Balance, December 31, 2021	23,922	$47,844	$14,570	$2,031	$(814)	$63,631

Net income	—	$—	$—	$8,082	$—	$8,082
Other comprehensive loss, net of tax	—	—	—	—	(13,127)	(13,127)
Cash dividend declared ($0.05 per share)	—	—	—	(1,196)	—	(1,196)
Repurchase of common stock	(74)	(147)	(24)	—	—	(171)
Balance, December 31, 2022	23,848	$47,697	$14,546	$8,917	$(13,941)	$57,219

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Dollars are in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,082	$7,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,741	2,097
Provision for loan losses	625	372
Loss (income) on bank owned life insurance	136	(32)
Gain on sale of securities available-for-sale	—	(322)
Gain on sale of mortgage loans	(29)	(104)
Loss on sale or disposal of premises and equipment	201	1,098
Gain on sale of foreclosed real estate and repossessed assets	(70)	(126)
Loans originated for sale	(1,577)	(5,814)
Proceeds from sales of loans originated for sale	1,606	6,307
Adjustment of carrying value of foreclosed real estate and repossessed assets	197	466
Net amortization/accretion of bond premiums/discounts	474	482
Deferred tax expense	540	1,866
Net change in:
Interest receivable	(443)	280
Other assets	26	403
Accrued interest payable	254	(164)
Accrued expenses and other liabilities	2,068	(19)
Net Cash Provided by Operating Activities	13,831	13,800

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	9,209	(18,987)
Purchase of securities available-for-sale	(19,790)	(85,082)
Proceeds from sale of investment securities available-for-sale	—	7,686
Proceeds from repayments and maturities of securities available-for-sale	13,980	16,315
Net (purchase) sale of equity securities (restricted)	(27)	555
Payments for the purchase of premises and equipment	(548)	(4,094)
Proceeds from sale of premises and equipment	—	1,203
Proceeds from insurance claims on other real estate owned or premises	51	54
Proceeds from sales of other real estate owned	207	2,645
Net Cash Provided by (Used in) Investing Activities	3,082	(79,705)

CASH FLOWS FROM FINANCING ACTIVIES
Net change in short term borrowings	—	(5,000)
Net change in noninterest bearing deposits	(1,333)	27,532
Net change in interest bearing deposits	(13,473)	11,969
Dividends paid	(1,196)	—
Repurchase of common stock	(171)	—
Net Cash (Used in) Provided by Financing Activities	(16,173)	34,501
Net increase (decrease) in cash and cash equivalents	740	(31,404)
Cash and Cash Equivalents, Beginning of the Year	60,946	92,350
Cash and Cash Equivalents, End of the Year	$61,686	$60,946

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$2,851	$2,865
Taxes	650	—
Supplemental Disclosure of Non-Cash Transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	—	86
Loan made to finance sale of premises and equipment	—	185
Other real estate acquired in settlement of foreclosed loans	—	566
Loans made to finance sale of foreclosed real estate	711	400
Transfer of premises and equipment to other real estate	—	950
Change in unrealized losses on securities available for sale	(16,617)	(1,969)

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

The amortization of premiums and accretion of discounts are recognized in interest income using the effective interest method over the period to maturity for discounts and the earlier of call date or maturity for premiums. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive loss. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive loss, net of tax, whereas realized gains and losses flow through the statements of income.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $14.3 million as of December 31, 2022. Most of the Company’s activities are with customers located within southwest Virginia, southern West Virginia, northeastern Tennessee region and western North Carolina. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

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

Bank Owned Life Insurance (BOLI) – The Bank purchased life insurance policies on certain, now-former, key officers and employees. Changes in the cash surrender value are recorded in noninterest income.

Leases – A right-of-use asset and related lease liability is recognized for operating leases the Bank has entered into for certain office facilities. Most leases include one or more options to renew. The exercise of lease renewal options is typically at the sole discretion of management. If it is determined that it is reasonably certain that the Bank will exercise renewal options, the additional term is included in the calculation of the lease liability. As most of our leases do not provide an implicit rate, we use the fully collateralized Federal Home Loan Bank borrowing rate, commensurate with the lease terms at the lease commencement date, in determining the present value of the lease payments.

Income Taxes – Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets where it is more likely than not such assets will not be realized. As of December 31, 2022 and 2021, the Company had no valuation allowance on its net deferred tax assets.

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

Comprehensive (Loss) Income – GAAP require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive (loss) income. The change in unrealized gains and losses on available-for-sale securities is the Company’s only component of other comprehensive loss.

Revenue from Contracts with Customers - The Company generally satisfies its performance obligations fully on its contracts with customers as services are rendered; and the transaction prices are typically fixed, charged either on a periodic basis or based on activity.

Advertising Cost – Advertising costs are expensed in the period incurred. Those costs, which are included in Advertising, sponsorships and donations in Note 24 totaled $162,000 and $252,000, for the years ended December 31, 2022 and 2021, respectively.

Reclassification – Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Subsequent Events – The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. See Note 25 Subsequent Events for additional information.

NOTE 3 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the years ended December 31, 2022 and 2021, there were no dilutive potential common shares. Basic and diluted net income per common share calculations follows:

(Amounts in thousands, except	For the year ended
share and per share data)	December 31,
	2022	2021
Net income	$8,082	$7,010
Weighted average shares outstanding	23,898,185	23,922,086
Weighted average dilutive shares outstanding	23,898,185	23,992,086
Basic and diluted income per share	$0.34	$0.29

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS

The Bank had federal funds sold and interest-bearing cash on deposit with the Federal Reserve Bank of Richmond (the Federal Reserve Bank) and other commercial banks amounting to $47.7 million and $46.0 million as of December 31, 2022 and 2021, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

Effective March 26, 2020, the Board of Governors of the Federal Reserve System set reserve requirements to zero. Therefore, the Bank is no longer required to maintain minimum reserve balances with the Federal Reserve Bank.

The Bank has a total of $30.0 million in unsecured fed funds lines of credit facilities from three correspondent banks that were available at December 31, 2022 and 2021, respectively. Of these total commitments, all were available at December 31, 2022 and 2021. As a condition for $5.0 million of one of the unsecured fed funds line of credit, the Bank maintains a minimum deposit balance of $250,000 with this correspondent bank. As of December 31, 2022 and 2021, the Bank was in compliance with this requirement.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities (all available-for-sale) as of December 31, 2022 and December 31, 2021 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
December 31, 2022
U.S. Treasuries	$12,642	$—	$957	$11,685
U.S. Government Agencies	10,129	4	734	9,399
Taxable municipals	23,022	—	6,207	16,815
Corporate bonds	3,512	—	376	3,136
Mortgage backed securities	64,419	—	9,378	55,041
Total Securities available for sale	$113,724	$4	$17,652	$96,076

December 31, 2021
U.S. Treasuries	$7,791	$2	$122	$7,671
U.S. Government Agencies	9,098	77	86	9,089
Taxable municipals	23,075	159	254	22,980
Corporate bonds	2,014	23	18	2,019
Mortgage backed securities	66,410	143	954	65,599
Total Securities available for sale	$108,388	$404	$1,434	$107,358

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022 and December 31, 2021.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasuries	$4,761	$145	$6,922	$812	$11,683	$957
U.S. Government Agencies	5,925	348	3,295	386	9,220	734
Taxable municipals	3,689	1,113	13,127	5,094	16,816	6,207
Corporate bonds	2,375	136	761	240	3,136	376
Mortgage backed securities	11,338	861	43,612	8,517	54,950	9,378
Total	$28,088	$2,603	$67,717	$15,049	$95,805	$17,652

December 31, 2021
U.S. Treasuries	$6,200	$122	$—	$—	$6,200	$122
U.S. Government Agencies	977	10	3,434	76	4,411	86
Taxable municipals	13,040	237	387	17	13,427	254
Corporate bonds	1,482	18	—	—	1,482	18
Mortgage backed securities	52,180	758	6,282	196	58,462	954
Total	$73,879	$1,145	$10,103	$289	$83,982	$1,434

As of December 31, 2022, the available-for-sale portfolio included 221 investments for which the fair market value was less than amortized cost. As of December 31, 2021, the available-for-sale portfolio included 113 investments for which the fair market value was less than amortized cost. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s analysis, the Company concluded that no securities had other-than-temporary impairment at December 31, 2022 or December 31, 2021.

Investment securities with a carrying value of $27.3 million and $12.1 million as of December 31, 2022 and 2021, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no securities sold during the year ended December 31, 2022. During the year ended December 31, 2021, $7.7 million of securities were sold, realizing $322,000 in gains.

The amortized cost and fair value of investment securities as of December 31, 2022, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, actual maturities may differ from scheduled maturities on amortizing securities, such as mortgage-backed securities and collateralized mortgage obligations, because the underlying collateral on these types of securities may be repaid prior to the scheduled maturity date.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$1,482	$1,475	4.51%
Due after one year through five years	16,696	15,674	2.12%
Due after five years through ten years	15,315	13,409	2.11%
Due after ten years	80,231	65,518	1.86%
Total	$113,724	$96,076	1.97%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in other assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.1 million and $2.0 million as of December 31, 2022 and 2021, respectively. The stock has no quoted market value and no ready market exists.

NOTE 6 LOANS

Loans receivable outstanding as of December 31, 2022 and 2021, are summarized as follows:

	December 31,
(Dollars are in thousands)	2022	2021
Real estate secured:
Commercial	$197,069	$206,162
Construction and land development	42,470	32,325
Residential 1-4 family	227,232	224,530
Multifamily	29,710	33,048
Farmland	17,744	18,735
Total real estate loans	514,225	514,800
Commercial	46,697	54,325
Agriculture	3,756	4,021
Consumer installment loans	19,309	18,756
All other loans	626	1,842
Total loans	$584,613	$593,744

Included in commercial loans as of December 31, 2022 and 2021, were approximately $273,000 and $6.4 million of PPP loans that are guaranteed by the SBA.

Also included in total loans above are deferred loan fees of $1.6 million and $1.8 million, as of December 31, 2022 and 2021, respectively, which include net deferred PPP loan fees. Total deferred loan costs were $1.9 million and $2.0 million, as of December 31, 2022 and 2021, respectively. Income or expense from net deferred fees and costs is recognized as income or expense over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

As a result of PPP originations, net deferred fees totaling $3.2 million were received. The Company recognized approximately $211,000 and $2.0 million, respectively, during the years ended December 31, 2022 and 2021.

Loans receivable on nonaccrual status as of December 31, 2022 and 2021 are summarized as follows:

(Dollars are in thousands)	2022	2021
Real estate secured:
Commercial	$—	$415
Construction and land development	471	37
Residential 1-4 family	2,597	2,314
Multi-family	268	111
Farmland	41	48
Total real estate loans	3,377	2,925
Commercial	—	9
Consumer installment and other loans	36	7
Total loans receivable on nonaccrual status	$3,413	$2,941

Total interest income not recognized on nonaccrual loans for 2022 and 2021 was approximately $10,000 and $223,000, respectively.

The following table presents information concerning the Company’s investment in loans considered impaired as of December 31, 2022 and December 31, 2021:

As of December 31, 2022 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$124	$6	$90	$131	$—
Construction and land development	114	17	471	491	—
Residential 1-4 family	1,585	48	1,617	1,972	—
Multifamily	—	—	—	—	—
Farmland	307	24	248	417	—
Commercial	14	1	23	31	—
Agriculture	—	—	—	—	—
Consumer installment loans	1		—	—	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	407	2	268	338	63
Construction and land development	291	—	—	—	—
Residential 1-4 family	201	6	32	48	23
Multifamily	20	—	—	—	—
Farmland	63	—	—	—	—
Commercial	27	1	—	—	—
Agriculture	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—
Total	$3,154	$105	$2,749	$3,428	$86

As of December 31, 2021 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$245	$—	$99	$140	$—
Construction and land development	64	18	24	298	—
Residential 1-4 family	1,720	24	1,508	1,791	—
Multifamily	—	—	—	—	—
Farmland	438	14	320	490	—
Commercial	—	—	—	—	—
Agriculture	—	—	—	—	—
Consumer installment loans	3	—	2	2	—
All other loans	—	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	871	3	315	372	94
Construction and land development	—	—	—	—	—
Residential 1-4 family	338	6	340	372	53
Multifamily	—	—	—	—	—
Farmland	121	4	197	209	17
Commercial	109	1	28	35	2
Agriculture	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—
Total	$3,909	$70	$2,833	$3,709	$166

An age analysis of past due loans receivable is below. As of December 31, 2022 and 2021, there were no loans over 90 days past due that were accruing.

As of December 31, 2022 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$268	$—	$—	$268	$196,801	$197,069
Construction and land development	89	—	—	89	42,381	42,470
Residential 1-4 family	3,521	543	341	4,405	222,827	227,232
Multifamily	229	—	—	229	29,481	29,710
Farmland	285	—	—	285	17,459	17,744
Total real estate loans	4,392	543	341	5,276	508,949	514,225
Commercial	56	—	—	56	46,641	46,697
Agriculture	—	—	—	—	3,756	3,756
Consumer installment loans	73	17	17	107	19,202	19,309
All other loans	59	—	—	59	567	626
Total loans	$4,580	$560	$358	$5,498	$579,115	$584,613

As of December 31, 2021 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$—	$—	$—	$206,162	$206,162
Construction and land development	7	—	7	14	32,311	32,325
Residential 1-4 family	2,473	240	486	3,199	221,331	224,530
Multifamily	—	—	111	111	32,937	33,048
Farmland	—	—	—	—	18,735	18,735
Total real estate loans	2,480	240	604	3,324	511,476	514,800
Commercial	5	—	—	5	54,320	54,325
Agriculture	—	—	—	—	4,021	4,021
Consumer installment loans	56	5	—	61	18,695	18,756
All other loans	—	—	—	—	1,842	1,842
Total loans	$2,541	$245	$604	$3,390	$590,354	$593,744

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

Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. There were no loans classified as doubtful at either December 31, 2022 or 2021.

Based on the most recent analysis performed, the risk category of loans receivable was as follows:

As of December 31, 2022 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$195,376	$1,425	$268	$—	$197,069
Construction and land development	41,882	117	471	—	42,470
Residential 1-4 family	224,228	406	2,598	—	227,232
Multifamily	29,503	207	—	—	29,710
Farmland	16,848	855	41	—	17,744
Total real estate loans	507,837	3,010	3,378	—	514,225
Commercial	46,471	226	—	—	46,697
Agriculture	3,756	—	—	—	3,756
Consumer installment loans	19,272	2	35	—	19,309
All other loans	626	—	—	—	626
Total	$577,962	$3,238	$3,413	$—	$584,613

As of December 31, 2021 (Dollars are in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$198,022	$7,725	$415	$—	$206,162
Construction and land development	31,366	922	37	—	32,325
Residential 1-4 family	221,342	915	2,273	—	224,530
Multifamily	32,499	438	111	—	33,048
Farmland	18,137	550	48	—	18,735
Total real estate loans	501,366	10,550	2,884	—	514,800
Commercial	53,162	1,154	9	—	54,325
Agriculture	4,021	—	—	—	4,021
Consumer installment loans	18,746	2	8	—	18,756
All other loans	1,842	—	—	—	1,842
Total	$579,137	$11,706	$2,901	$—	$593,744

NOTE 7 ALLOWANCE FOR LOAN LOSSES

The following tables present activity in the allowance for loan losses for the years ended December 31, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. Additionally, the allocation of the allowance by recorded portfolio segment and impairment method is presented as of December 31, 2022 and 2021.

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Year ended December 31, 2022
Beginning balance	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735
Charge-offs	(5)	(149)	(64)	(111)	(1)	(45)	(1)	(559)	-	(935)
Recoveries	33	6	100	2	14	31	1	115	-	302
Provision	202	299	91	117	(9)	(704)	4	722	(97)	625
Ending balance	$2,364	$345	$2,364	$262	$153	$381	$32	$386	$440	$6,727

Allowance for loan losses at December 31, 2022
Individually evluated for impairment	$63	$-	$23	$-	$-	$-	$-	$-	$-	$86
Collectively evaluated for impairment	2,301	345	2,341	262	153	381	32	386	440	6,641
	$2,364	$345	$2,364	$262	$153	$381	$32	$386	$440	$6,727

Loans at December 31, 2022
Individually evluated for impairment	$358	$471	$1,649	$-	$248	$23	$-	$-	$-	$2,749
Collectively evaluated for impairment	196,711	41,999	225,583	29,710	17,496	46,965	3,756	19,644	-	581,864
	$197,069	$42,470	$227,232	$29,710	$17,744	$46,988	$3,756	$19,644	$-	$584,613

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Year ended December 31, 2021
Beginning balance	$2,281	$233	$1,951	$151	$97	$2,275	$40	$163	$-	$7,191
Charge-offs	(915)	-	(48)	-	-	(92)	-	(78)	-	(1,133)
Recoveries	2	6	85	-	29	137	1	45	-	305
Provision	766	(50)	249	103	23	(1,221)	(13)	(22)	537	372
Ending balance	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735

Allowance for loan losses at December 31, 2021
Individually evluated for impairment	$94	$-	$53	$-	$17	$2	$-	$-	$-	$166
Collectively evaluated for impairment	2,040	189	2,184	254	132	1,097	28	108	537	6,569
	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735

Loans at December 31, 2021
Individually evluated for impairment	$414	$24	$1,848	$-	$517	$28	$-	$2	$-	$2,833
Collectively evaluated for impairment	205,748	32,301	222,682	33,048	18,218	54,297	4,021	20,596	-	590,911
	$206,162	$32,325	$224,530	$33,048	$18,735	$54,325	$4,021	$20,598	$-	$593,744

In determining the amount of our allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision. Due to the underlying SBA guarantee provided for PPP loans, these accounts were not included in the portfolio segment or impairment calculations. Additionally, due to uncertainties presented by the lingering impact of the pandemic and the resulting economic uncertainty, internal and external qualitative factors were revised accordingly. In 2022 and 2021, external qualitative factors were adjusted to consider the impact of inflation.

NOTE 8 TROUBLED DEBT RESTRUCTURINGS

As of December 31, 2022, loans classified as troubled debt restructurings (TDRs) totaled $2.0 million compared to $2.5 million as of December 31, 2021. The following table presents information related to loans modified as troubled debt restructurings during the years ended December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
(Dollars are in thousands)	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment	# of Loans	Pre-Mod. Recorded Investment	Post-Mod. Recorded Investment
Real estate secured:
Commercial	—	$—	$—	—	$—	$—
Construction and land Development	—	—	—	—	—	—
Residential 1-4 family	—	—	—	1	35	35
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	1	35	35
Commercial	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total	—	$—	$—	1	$35	$35

There were no loans modified that resulted in a troubled debt restructuring during the year ended December 31, 2022. During the year ended December 31, 2021, one loan was modified for which the modification was considered to be a troubled debt restructuring.

For the year ended December 31, 2022 there were no TDRs that subsequently defaulted within twelve months of the loan modification. For the year ended December 31, 2021, there were two TDRs with a modified balance of $56,000 that subsequently defaulted within twelve months of the loan modification. Generally, a TDR is considered to be in default once it becomes 90 days or more past due following a modification.

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

NOTE 9 BANK PREMISES AND EQUIPMENT

Depreciation expense for 2022 and 2021 was $1.7 million and $2.1 million, respectively. Bank premises and equipment as of December 31, 2022 and 2021 are summarized as follows:

(Dollars are in thousands)	2022	2021
Land	$7,371	$7,424
Buildings and improvements	15,972	16,252
Furniture and equipment	13,965	14,139
	37,308	37,815
Less accumulated depreciation	(18,018)	(17,080)
Bank Premises and Equipment	$19,290	$20,735

As presented in Note 14 Other Real Estate Owned, the bank sold three former branch locations during 2022. These properties with a combined carrying value of $2.0 million, were transferred to other real estate owned during 2021, resulting in an increase to OREO of $950,000, and disposal and valuation costs of approximately $1.1 million. Equipment with a combined net book value of $188,000 was written off in 2021.

During the year ended December 31, 2021, the Bank sold four other former branch locations, with net book values of approximately $1.1 million, resulting in approximately $173 thousand of net gains on sales.

During 2021, we opened one new branch office, in Bristol, Virginia, resulting in a net increase of $1.7 million in premises and equipment.

As presented in Note 17 Leasing Activities, during 2021, the Bank repurchased the branch office located in Lebanon, Virginia, which had previously been sold and leased back.

NOTE 10 INCOME TAXES

The Company files a consolidated federal income tax return. The following summarizes the provision for income taxes and the related deferred tax components for the years ended December 31, 2022 and 2021.

Income tax expense is summarized as follows for the years ended December 31, 2022 and 2021:

(Dollars are in thousands)	2022	2021
Current income tax expense (benefit)
Federal	$1,759	$(172)
State	—	—
Total current income tax expense (benefit)	1,759	(172)

Deferred income tax expense
Federal	500	2,067
State	40	47
Total deferred income tax expense	540	2,114
Income tax expense	$2,299	$1,942

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 21% for years ended December 31, 2022 and 2021, respectively:

(Dollars are in thousands)	2022	2021

Income tax expense (benefit) at the applicable federal rate	$2,180	$1,879
Permanent differences resulting from:
Nondeductible expenses	9	7
Tax exempt interest income	(3)	(4)
Bank owned life insurance	29	(7)
Other adjustments	84	67
Income tax expense	$2,299	$1,942

The net deferred tax assets and liabilities resulting from temporary differences as of December 31, 2022 and 2021, are summarized as follows:

(Dollars are in thousands)	2022	2021
Deferred tax assets
Allowance for loan losses	$1,498	$1,500
Deferred compensation	80	85
Nonaccrual loan interest	543	532
Unrealized loss on securities available for sale	3,706	216
Other real estate owned	48	305
Amortization of core deposits	—	6
Amortization of goodwill	—	31
Capitalized interest and repair expense	22	23
Net operating loss carryforward	—	460
Other	57	98
Total assets, gross	5,954	3,256
Deferred tax liabilities
Accelerated depreciation	896	1,105
Prepaid expenses	17	27
Deferred loan costs	418	451
Total liabilities, gross	1,331	1,583
Net deferred tax asset	$4,623	$1,673

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

As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to increase significantly over the next twelve months. The company recognizes interest and penalties as a component of income tax expense.

The Company and Bank are subject to U. S. federal income tax, a capital-based franchise tax in the Commonwealth of Virginia; and income and excise taxes in West Virginia, Tennessee and North Carolina, respectively, based on earnings realized from business activities within each state. Years prior to 2019 are no longer subject to examination by taxing authorities.

NOTE 11 TIME DEPOSITS

The aggregate amount of time deposits that meet or exceed the Federal Deposit Insurance Corporation (FDIC) Insurance limit of $250,000 was $26.8 million and $28.6 million as of December 31, 2022 and 2021, respectively. We had no brokered time deposits at either December 31, 2022 or 2021. As of December 31, 2022, the scheduled maturities of time deposits are as follows (dollars are in thousands):

2023	$123,270
2024	20,683
2025	29,987
2026	8,185
2027	6,108
After five years	-
Total	$188,233

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

	For the year ended December 31,
(Dollars in thousands)	2022	2021
Beginning balance	$3,419	$4,187
New loans and advances on lines	2,636	2,620
Payments and other reductions	(4,496)	(3,388)
Ending balance	$1,559	$3,419

Total related party deposits held at the Bank were $29.0 million and $24.8 million as of December 31, 2022 and 2021, respectively.

NPB Insurance Services, Inc. holds a 39% membership interest in Lonesome Pine Title Agency, LLC, which provides title insurance. Another member of the agency is a related party to the Company.

In August 2021, the Bank sold a parcel of land, adjacent to the Grundy, Virginia office to a director for $150 thousand, which approximated the fair value of the property. A gain of approximately $17,000 was recorded from this transaction.

NOTE 13 RETIREMENT PLANS

The Company has established a qualified defined contribution plan that covers all full-time employees. The Company matches employee contributions up to a maximum of 3% of their salary. The Company contributed approximately $235,000 and $246,000 to the defined contribution plan during the years ended December 31, 2022 and 2021, respectively.

The Bank maintains a salary continuation plan for key executives which was established in 2002 and is funded by single premium life insurance policies. Expenses related to the plan were approximately $27,000 and $29,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 14 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the years ended December 31, 2022 and 2021:

	2022	2021
(Dollars are in thousands)
Balance, beginning of year	$1,361	$3,334
Additions	—	566
Transfers from premises and equipment	—	950
Proceeds from sales	(207)	(2,645)
Proceeds from insurance claims	—	(54)
Loans made to finance sales	(711)	(400)
Adjustment of carrying value	(197)	(466)
Gains (losses) from sales	15	76
Balance, end of year	$261	$1,361

During 2022, three former branch offices that were transferred from premises to other real estate owned during 2021, were sold, resulting in valuation adjustments of $137,000 and net losses totaling $5,000, respectively.

NOTE 15 BANK OWNED LIFE INSURANCE

As of December 31, 2022 and 2021, the Bank had an aggregate total cash surrender value of $4.5 million and $4.7 million, respectively, on life insurance policies covering former key officers.

The Company recorded a net write-down of approximately $136,000 during the year ended December 31, 2022. The Company recognized income of approximately $32,000 during the year ended December 31, 2021.

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

NOTE 17 LEASING ACTIVITIES

As of December 31, 2022, the Bank leases four branch offices and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from May 2032 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of December 31, 2022, was 9.60 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of December 31, 2022 was 3.28%.

The Company’s operating lease costs for the years ended December 31, 2022 and 2021, as a result of the transactions discussed above, was $456,000 and $528,000, respectively.

During 2021, the Bank repurchased its branch office located in Lebanon, Virginia, for $1.3 million. This branch had previously been sold and leased back in September 2019. As a result of the repurchase, the lease with a remaining term of 12.9 years was cancelled.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of December 31, 2022, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2023	$456
2024	456
2025	456
2026	456
2027	477
Thereafter	2,226
Total lease payments	4,527
Less imputed interest	802

Total	$3,725

NOTE 18 BORROWED FUNDS

The following table presents the breakdown of borrowed funds as of December 31, 2022 and 2021 (dollars in thousands):

	FHLB Revolving Advances (a)	Federal Funds Lines (b)	FHLB Term Loans Short-Term (c)	FHLB Term Loans Long-Term (d)	NPB Capital Trust I (e)	NPB Capital Trust 2 (e)	Total
Balance December 31, 2022	$-	$-	$-	$-	$11,341	$5,155	$16,496
Highest balance at any month-end	-	-	60,000	-	11,341	5,155
Average weighted balance	863	-	19,507	-	11,341	5,155	36,866
Average interest rate:
Paid during the year	1.68%	-%	2.48%	-%	4.63%	3.79%	3.31%
At year-end	-%	-%	-%	-%	6.68%	5.85%	6.42%

Balance December 31, 2021	$-	$-	$-	$-	$11,341	$5,155	$16,496
Highest balance at any month-end	-	1,020	5,000	-	11,341	5,155
Average weighted balance	-	8	2,466	-	11,341	5,155	18,970
Average interest rate:
Paid during the year	- %	2.51%	1.36%	-%	2.81%	1.97%	2.39%
At year-end	-%	-%	-%	-%	2.72%	1.89%	2.46%

(a) - The Bank has the ability to borrow up to an additional $113.7 million from the FHLB under a line of credit which is secured by a blanket lien on residential real estate loans. With additional collateral, the Bank’s total credit availability would be $200.1 million. The Bank had no overnight borrowings subject to daily rate changes from the FHLB at December 31, 2022 or 2021.

We have used our line of credit with FHLB to issue letters of credit totaling $7.0 million to the Treasury Board of Virginia for collateral on public funds deposited in the Bank. No draws on the letters of credit have been issued. The letters of credit are considered draws on our FHLB line of credit.

(b) - Federal funds lines consist of $30.0 million in unsecured federal funds line of credit facilities with correspondent banks as of December 31, 2022 and 2021, respectively exclusive of any outstanding balance. The Company did not borrow from the lines other than to test the ability to access the lines.

(c) – As of December 31, 2022, there are no short term FHLB advances outstanding.

(d) – As of December 31, 2022 and 2021, there were no long term FHLB advances.

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

Following are maturities of borrowed funds as of December 31, 2022 (dollars in thousands):

2023	$-
2024	-
2025	-
2026	-
2027	-
2028 and thereafter	16,496
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

Financial instruments whose contract amount represents credit risk as of December 31, 2022 and 2021 were as follows:

	2022	2021
(Dollars in thousands)
Commitments to extend credit	$84,149	$69,015
Standby letters of credit	3,731	3,684

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

NOTE 20 LEGAL CONTINGENCIES

In the course of operations, we may become a party to legal proceedings in the normal course of business. At December 31, 2022, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, may materially impact the financial condition or liquidity of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2022 and 2021, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022:
Total Capital to Risk Weighted Assets	$93,028	16.50%	$45,106	8.0%	$56,382	10.0%
Tier 1 Capital to Risk Weighted Assets	86,301	15.31%	33,829	6.0%	45,106	8.0%
Tier 1 Capital to Average Assets	86,301	10.40%	33,206	4.0%	41,508	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	86,301	15.31%	25,372	4.5%	36,648	6.5%
December 31, 2021:
Total Capital to Risk Weighted Assets	$85,890	16.23%	$ 42,332	8.0%	$52,915	10.0%
Tier 1 Capital to Risk Weighted Assets	79,274	14.98%	31,749	6.0%	42,332	8.0%
Tier 1 Capital to Average Assets	79,274	9.86%	32,145	4.0%	40,181	5.0%
Common Equity Tier 1 Capital
to Risk Weighted Assets	79,274	14.98%	23,812	4.5%	34,395	6.5%

Accordingly, as of December 31, 2022 and 2021, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The Bank’s capital conservation buffer was 8.50% at December 31, 2022. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of both December 31, 2022 and 2021, the Common Equity Tier 1 Capital to Risk-weighted Assets ratio, the Tier 1 Capital to Risk-weighted Assets ratio, the Total Capital to Risk-weighted Assets ratio, and the Tier 1 Capital to Average Assets ratio of the Bank, all exceeded the minimum requirements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $96.1 million and $107.4 million as of December 31, 2022 and 2021, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Loans - The Company does not record loans at fair value on a recurring basis. Real estate serves as collateral on a substantial majority of the Company’s loans. When a loan is considered impaired, a specific reserve may be established. Loans, which are deemed to be impaired and require a reserve, are primarily valued on a non-recurring basis at the fair value of the underlying real estate collateral. Where there is no observable market price, such fair values are obtained using independent appraisals, which management evaluates to determine whether or not the fair value of the collateral is further impaired below the appraised value and adjusts for estimated costs of disposition. The Company records impaired loans as nonrecurring Level 3 assets. The aggregate amount of impaired loans carried at fair value was $213,000 and $714,000 as of December 31, 2022 and 2021, respectively.

Other Real Estate Owned – Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned.  These assets are carried at the lower of their carrying value or fair value.  Fair value is based upon observable market prices, when available, reduced by estimated disposition costs, which the Company considers to be nonrecurring Level 2 inputs. When observable market prices are not available, management determines the fair value of the foreclosed asset using independent third-party appraisals, evaluated to determine whether or not the property is further impaired below the appraised value, and adjusts for estimated costs of disposition. The Company records foreclosed assets as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were approximately $261,000 and $1.4 million as of December 31, 2022 and 2021, respectively.

Assets and liabilities measured at fair value are as follows as of December 31, 2022 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$—	$11,685	$
U.S. Government Agencies	—	9,399	—
Taxable municipals	—	16,815	—
Corporate bonds	—	3,136	—
Mortgage backed securities	—	55,041	—
(On a non-recurring basis) Other real estate owned	—	—	261
Impaired loans:
Real estate secured:
Commercial	—	—	205
Construction and land development	—	—	—
Residential 1-4 family	—	—	8
Multifamily	—	—	—
Farmland	—	—	—
Commercial	—	—	—
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$—	$96,076	$474

Assets and liabilities measured at fair value are as follows as of December 31, 2021 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$—	$7,671	$—
U.S. Government Agencies	—	9,089	—
Taxable municipals	—	22,980	—
Corporate bonds	—	2,019	—
Mortgage backed securities	—	65,599	—
(On a non-recurring basis) Other real estate owned	—	—	1,361
Impaired loans:
Real estate secured:
Commercial	—	—	221
Construction and land development	—	—	—
Residential 1-4 family	—	—	287
Multifamily	—	—	—
Farmland	—	—	180
Commercial	—	—	26
Agriculture	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Total	$—	$107,358	$2,075

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2022 and 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at December 31, 2022	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Impaired Loans	$213	$714	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$261	$1,361	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

December 31, 2022
Financial instruments – assets
Net loans	$577,886	$552,675	$—	$552,462	$213

Financial instruments – liabilities
Time deposits	188,233	187,179	—	187,179	—
Borrowed funds	16,496	14,825	—	14,825	—

December 31, 2021
Financial instruments – assets
Net loans	$587,009	$580,024	$—	$579,310	$714

Financial instruments – liabilities
Time deposits	196,285	198,353	—	198,353	—
Borrowed funds	16,496	15,649	—	15,649	—

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

NOTE 23 REVENUE FROM CONTRACTS WITH CUSTOMERS

All of our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. The following table presents Noninterest Income by revenue stream for the years ended December 31, 2022 and 2021.

(Dollars are in thousands)	2022	2021
Service charges and fees	$3,969	$3,724
Card processing and interchange income	3,769	3,871
Insurance and investment fees	954	1,029
Gains on sales of available-for-sale securities (1)	—	322
Other noninterest income	548	1,034
Total noninterest income	$9,240	$9,980

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

Card processing and interchange fees – Card-related interchange revenue is primarily comprised of debit and credit card income. Debit and credit card income is earned when customers’ debit or credit cards are processed through a card payment network. Card-related interchange income is recognized at the time the customer transactions settle.

Insurance and investment fees - Insurance and investment fee income consists of commissions received on annuity and investment product sales through a third-party service provider. Performance is generally satisfied at the time an annuity policy is issued, or at the execution of an investment transaction.

NOTE 24 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the years ended December 31, 2022 and 2021:

(Dollars are in thousands)	2022	2021
Advertising, sponsorships and donations	$162	$252
ATM network expense	1,471	1,473
Legal and professional fees	1,120	922
Consulting fees	272	269
Loan related expenses	416	599
Printing and supplies	160	133
FDIC insurance premiums	217	266
Other real estate owned expenses, net	176	506
Other operating expenses	2,656	2,556
Total	$6,650	$6,976

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

On February 27, 2023, the board of directors declared a dividend of $0.06 per share payable on March 31, 2023 to shareholders of record as of March 15, 2023.

On February 27, 2023, the board of directors authorized the continuation of the Company’s repurchase of up to 500,000 shares of its common stock through March 31, 2024. This is a continuation of the repurchase program originally announced April 28, 2022, which was set to expire March 31, 2023. To the date of this announced continuation, 82,352 shares have been repurchased at an average price of $2.32 per share, leaving 417,648 shares available for repurchase. Repurchases made through this program will be made through open market purchases or in privately negotiated transactions.

On February 27, 2023 the board of directors approved and adopted the New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan (the Plan). The Plan, which became effective on February 27, 2023, provides for cash incentive awards to Plan participants based on the Company’s quarterly earnings per share of common stock over the period specified in the Plan. Certain members of management or highly compensated employees of the Company or the Bank are eligible to participate in the Plan. On February 28, 2023, the executive committee of the board of directors awarded a combined 500,000 notional shares to five members of management. Individual awards are settled solely in cash, determined by multiplying quarterly earnings per share by the number of notional shares covered by a Plan award. The Plan does not grant participants equity in the Company and does not create any shareholders rights.

NOTE 26 RECENT ACCOUNTING DEVELOPMENTS

The following is a summary of recent authoritative announcements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The adjustment recorded at adoption, was not significant to the overall allowance for credit losses or shareholders’ equity as compared to December 31, 2022 and consisted of adjustments to the allowance for credit losses on loans, as well as an adjustment to the Company’s reserve for unfunded loan commitments. Subsequent to adoption, the Company will record adjustments to its allowance(s) for credit losses and reserves for unfunded commitments through the provision for credit losses in the consolidated statements of income.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using a loan-level probability of default / loss given default cash flow method with an exposure at default model methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics which included call report classification and risk rating. The Company primarily utilizes the cohort and the probability of default/loss given default methodologies for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes to: lending policies and procedures, national and local economic conditions, the experience and ability of management and staff; the volume and severity of past due, rated and nonaccrual assets, loan review system, collateral value, concentrations of credit, and legal or regulatory requirements and competition. The Company’s CECL implementation process was overseen by the Audit and Risk Committee of the board of directors, and managed by credit, finance and risk management personnel, to include an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During 2022, the Company calculated its current expected credit losses model in parallel to its incurred loss model in order to further refine the methodology and model. In addition, the Company engaged a third-party to perform a comprehensive model validation.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.The Company has adopted an alternative reference rate for loans based on LIBOR and is assessing alternatives for financial instruments referencing LIBOR that do not allow for the substitution of an alternative reference rate. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments that have not already been transitioned to an alternative reference rate.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

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

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments that have not already been transitioned to an alternative reference rate.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 27 PARENT CORPORATION ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(Dollars in Thousands)

	2022	2021
ASSETS
Due from banks	$521	$187
Investment in subsidiaries	72,360	78,460
Other assets	1,150	1,645
Total assets	$74,031	$80,292

LIABILITIES
Accrued interest payable	$277	$104
Accrued expenses and other liabilities	39	61
Trust preferred securities	16,496	16,496
Total liabilities	16,812	16,661

SHAREHOLDERS’ EQUITY
Common stock - $2.00 par value, 50,000,000 shares authorized; 23,848,491 and 23,922,086 shares issued and outstanding at December 31, 2022 and 2021, respectively	47,697	47,844
Additional paid capital	14,546	14,570
Retained earnings	8,917	2,031
Accumulated other comprehensive loss	(13,941)	(814)
Total shareholders’ equity	57,219	63,631
Total liabilities and shareholders’ equity	$74,031	$80,292

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Dollars in thousands)

	2022	2021

Income
Miscellaneous income	$22	$13
Dividends from subsidiaries	1,749	430
Undistributed income of subsidiaries	7,027	7,026
Total income	8,798	7,469

Expenses
Trust preferred securities interest expense	729	420
Professional fees	116	99
Other operating expenses	57	58
Total expenses	902	577

Income before income taxes	7,896	6,892
Income tax benefit	(186)	(118)
Net income	$8,082	$7,010

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Dollars in thousands)

	2022	2021

Cash flows from operating activities
Net income	$8,082	$7,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(7,027)	(7,026)
Net decrease in other assets	495	24
Net increase in other liabilities	151	(36)
Net cash provided by (used in) operating activities	1,701	(28)

Cash flows from financing activities:
Repurchase of common stock	(171)	—
Cash dividends paid	(1,196)	—
Net cash used in financing activities	(1,367)	—

Net increase (decrease) in cash and cash equivalents	334	(28)
Cash and cash equivalents, beginning of year	187	215
Cash and cash equivalents, end of year	$521	$187

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” issued in 2013. Based on this assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2022.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the captions “Election of Directors,” “Incumbent Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the 2023 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained under the captions “Director Compensation” and “Executive Compensation and Related Party Transactions” in the 2023 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 2023 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Executive Compensation and Related Party Transactions” and “Corporate Governance” in the 2023 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained under the caption “Audit Information” in the 2023 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2022 and the year then ended was Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613, located in Roanoke, Virginia.

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
10.2*

Employment Agreement dated December 1, 2016 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2016).

10.3*	Employment Agreement dated May 14, 2019 between New Peoples Bank, Inc., and James W. Kiser.
10.4*	Form of Award Agreement for New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 2, 2023).
14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
21	Subsidiaries of the Registrant.
24	Powers of Attorney (contained on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).
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

104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101).

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

Date: March 31, 2023

By: /s/ CHRISTOPHER G. SPEAKS

Christopher G. Speaks

Executive Vice President, Chief Financial Officer and Treasurer

Date: March 31, 2023

By: /s/ JOHN J. BOCZAR

John J. Boczar

Chief Accounting Officer and Secretary

Date: March 31, 2023

POWER OF ATTORNEY

Each of the undersigned hereby appoints C. Todd Asbury and Christopher G. Speaks, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the Registrant), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the Commission) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the Report), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. TODD ASBURY	Director, President and	March 31, 2023
C. Todd Asbury	Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER G. SPEAKS	Executive Vice President and	March 31, 2023
Christopher G. Speaks	Chief Financial Officer
(Principal Financial Officer)
/s/ JOHN J. BOCZAR	Chief Accounting Officer	March 31, 2023
John J. Boczar	(Principal Accounting Officer)

/s/ TIM BALL	Director	March 31, 2023
Tim Ball

/s/ GINA D. BOGGESS	Director	March 31, 2023
Gina D. Boggess

/s/ J. ROBERT BUCHANAN	Director	March 31, 2023
J. Robert Buchanan

/s/ JOE CARTER	Director	March 31, 2023
Joe Carter

/s/ JOHN D. COX	Director	March 31, 2023
John D. Cox

/s/ HAROLD LYNN KEENE	Chairman, Director	March 31, 2023
Harold Lynn Keene

/s/ MICHAEL G. MCGLOTHLIN	Director	March 31, 2023
Michael G. McGlothlin

/s/ B. SCOTT WHITE	Vice Chairman, Director	March 31, 2023
B. Scott White