Form 10-Q
period 2023-03-31
NEW PEOPLES BANKSHARES INC
filed 2023-05-15
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock was 23,823,503 as of May 5, 2023.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	16,908	$13,979
Interest-bearing deposits with banks	57,047	46,747
Federal funds sold	378	960
Total cash and cash equivalents	74,333	61,686
Investment securities available-for-sale	96,722	96,076
Loans receivable	590,490	584,613
Allowance for credit losses	(6,661)	(6,727)
Net loans	583,829	577,886
Bank premises and equipment, net	18,485	19,290
Other real estate owned	261	261
Accrued interest receivable	2,418	2,555
Deferred taxes, net	4,111	4,623
Bank owned life insurance	4,563	4,549
Right-of-use assets – operating leases	3,641	3,725
Other assets	5,272	4,707
Total assets	793,635	$775,358
LIABILITIES
Deposits:
Noninterest bearing	254,574	$249,924
Interest-bearing	454,243	442,783
Total deposits	708,817	692,707
Borrowed funds	16,496	16,496
Lease liabilities – operating leases	3,641	3,725
Accrued interest payable	749	526
Accrued expenses and other liabilities	4,244	4,685
Total liabilities	733,947	718,139
SHAREHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized;
23,828,559 and 23,848,491 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	47,657	47,697
Additional paid-in-capital	14,540	14,546
Retained earnings	9,296	8,917
Accumulated other comprehensive loss	(11,805)	(13,941)
Total shareholders’ equity	59,688	57,219
Total liabilities and shareholders’ equity	793,635	$775,358

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended
	March 31,
INTEREST AND DIVIDEND INCOME	2023	2022
Loans including fees	$7,382	$6,674
Federal funds sold	7	—
Interest-earning deposits with banks	533	21
Investments	560	435
Dividends on equity securities (restricted)	40	27
Total interest and dividend income	8,522	7,157

INTEREST EXPENSE
Deposits	1,146	430
Borrowed funds	308	106
Total interest expense	1,454	536

NET INTEREST INCOME	7,068	6,621

PROVISION FOR CREDIT LOSSES	—	100

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	7,068	6,521

NONINTEREST INCOME
Service charges and fees	917	1,007
Card processing and interchange	899	916
Insurance and investment fees	257	241
Net gain on sale and disposal of premise and equipment	129	—
Other noninterest income	197	205
Total noninterest income	2,399	2,369

NONINTEREST EXPENSES
Salaries and employee benefits	3,550	3,275
Occupancy and equipment expense	960	1,006
Data processing and telecommunications	641	554
Other operating expenses	1,719	1,604
Total noninterest expenses	6,870	6,439

INCOME BEFORE INCOME TAXES	2,597	2,451

INCOME TAX EXPENSE	576	530

NET INCOME	$2,021	$1,921

Earnings per share
Basic and diluted	$0.08	$0.08

Average weighted shares of common stock
Basic and diluted	23,841,162	23,922,086

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

NET INCOME	$2,021	$1,921

Other comprehensive income (loss):
Investment securities activity
Unrealized gains (losses) arising during the period	2,706	(6,892)
Other comprehensive income (loss) on investment securities	2,706	(6,892)
Related tax (expense) benefit	(570)	1,448
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,136	(5,444)
TOTAL COMPREHENSIVE INCOME (LOSS)	$4,157	$(3,523)

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2021	23,922	$47,844	$14,570	$2,031	$(814)	$63,631
Net income	—	—	—	1,921	—	1,921
Other comprehensive loss, net of tax	—	—	—	—	(5,444)	(5,444)
Cash dividend declared ($0.05 per share)	—	—	—	(1,196)	—	(1,196)
Balance, March 31, 2022	23,922	$47,844	$14,570	$2,756	$(6,258)	$58,912

Balance, December 31, 2022	23,848	$47,697	$14,546	$8,917	$(13,941)	$57,219
Adoption of ASU 2016-13	—	—	—	(212)	—	(212)
Net income	—	—	—	2,021	—	2,021
Other comprehensive income, net of tax	—	—	—	—	2,136	2,136
Repurchase of common stock, shares	(20)	(40)	(6)	—	—	(46)
Cash dividend declared ($0.06 per share)	—	—	—	(1,430)	—	(1,430)
Balance, March 31, 2023	23,828	$47,657	$14,540	$9,296	$(11,805)	$59,688

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(IN THOUSANDS)

(UNAUDITED)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,021	$1,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	401	471
Provision for credit losses	—	100
Income on bank owned life insurance	(14)	(5)
Net gain on sale of mortgage loans	(4)	(6)
Net gain on sale or disposal of premises and equipment	(129)	—
Gain on sale of other real estate owned	—	(27)
Loans originated for sale	(81)	(337)
Proceeds from sales of loans originated for sale	85	243
Adjustment of carrying value of other real estate owned	—	137
Net amortization/accretion of bond premiums/discounts	74	134
Deferred tax (benefit) expense	(2)	511
Net change in:
Accrued interest receivable	137	25
Other assets	(575)	(185)
Accrued interest payable	223	(18)
Accrued expenses and other liabilities	(766)	262
Net cash provided by operating activities	1,370	3,226

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(5,886)	(1,156)
Purchase of securities available-for-sale	—	(10,677)
Proceeds from repayments and maturities of securities available-for-sale	1,986	4,189
Net redemption (purchase) of equity securities (restricted)	10	(32)
Payments for the purchase of premises and equipment	(271)	(29)
Proceeds from sale of premises and equipment	804	—
Proceeds from sales of other real estate owned	—	138
Net cash used in investing activities	(3,357)	(7,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in noninterest bearing deposits	4,650	17,994
Net change in interest bearing deposits	11,460	5,461
Dividends paid	(1,430)	(1,196)
Repurchase of common stock	(46)	—
Net cash provided by financing activities	14,634	22,259

Net increase in cash and cash equivalents	12,647	17,918
Cash and cash equivalents, beginning of the period	61,686	60,946
Cash and cash equivalents, end of the period	$74,333	$78,864

Supplemental Disclosure of cash paid during the period for:
Interest	$1,231	$554
Taxes	1,225	—
Supplemental Disclosure of Non-cash Transactions:
Loans made to finance sale of other real estate owned	—	308
Change in unrealized losses on securities available for sale, net	2,706	(6,892)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2023 and December 31, 2022, and the results of operations for the three months ended March 31, 2023 and 2022. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the adequacy of the allowance for credit is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income.

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in the Company’s Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the following:

Accounting Standards Adopted in 2023

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included a decrease in the allowance for credit losses on loans of $80,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $348,000, which is recorded within other liabilities. The Company recorded a net decrease to retained earnings of $212,000 as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale securities was not deemed material.

The following table illustrates the impact on the allowance for credit losses from the adoption of ASC 326:

	January 1, 2023 As Reported Under ASC 326	December 31, 2022 Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
(Dollars in thousands)
Assets:
Loans, at amortized cost	584,613	584,613	$—
Allowance for credit losses on loans:
Real estate secured:
Commercial	2,065	2,364	(299)
Construction and land development	509	345	164
Residential 1-4 family	2,639	2,364	275
Multifamily	274	262	12
Farmland	228	153	75
Total real estate loans	5,715	5,488	227
Commercial	622	381	241
Agriculture	27	32	(5)
Consumer and other loans	283	386	(103)
Unallocated	—	440	(440)
Total allowance for credit losses for loans	6,647	6,727	(80)
Deferred tax asset	4,679	4,623	56
Liabilities:
Allowance for credit losses for unfunded commitments	348	—	348

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

Allowance for Credit Losses – Available for Sale Securities

For available for sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of March 31, 2023, there was no allowance for credit loss related to the available for sale portfolio.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $1.9 million at March 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date.

All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

Allowance for Credit Losses – Loans

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

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

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a discounted cash flow methodology:

·	Commercial Loans. We make commercial loans to qualified businesses in our market area. Our commercial lending consists primarily of commercial and industrial loans to finance accounts receivable, inventory, property, plant and equipment. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. To manage these risks, our underwriting guidelines generally require us to secure commercial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, we actively monitor certain measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

·	Residential Mortgage Loans. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans, home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities. Under our underwriting guidelines, residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with our appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.
·	Construction Loans. Construction lending entails significant additional risks compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate the total loan funds required to complete a project and related loan-to-value ratios accurately. To minimize the risks associated with construction lending, loan-to-value limitations for residential, multi-family and non-residential construction loans are in place. These are in addition to the usual credit analyses of borrowers. Management feels that the loan-to-value ratios help to minimize the risk of loss and to compensate for normal fluctuations in the real estate market. Maturities for construction loans generally range from 4 to 12 months for residential property and from 6 to 18 months for non-residential and multi-family properties.
·	Consumer Loans. Our consumer loans consist primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans that we make include home improvement loans, debt consolidation loans and general consumer lending. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance due to the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. A borrower may also be able to assert against the Bank as an assignee any claims and defenses that it has against the seller of the underlying collateral.

Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates loan relationships of $250,000 or more that have been determined to meet the regulatory definitions of “special mention” or “classified” (together known as “criticized”) as individually evaluated. The fair value of individually evaluated loans is measured using the fair value of collateral (“collateral method”) or the DCF method.

·	The collateral method is applied to individually evaluated loans for which foreclosure is probable. The collateral method is also applied to individually evaluated loans when borrowers are experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral (“collateral dependent”). The allowance for credit loss is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, the allowance for credit loss is calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the allowance for credit loss is calculated as the amount by which the loan's amortized cost basis exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit loss may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.
·	The DCF method is applied to individually evaluated loans that do not meet the criteria for collateral method measurement. Cash flows are projected and discounted using the same method as for collectively evaluated loans, and the Company considers default and prepayment assumptions.

Allowance for Credit Losses – Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments, which is included in the provision for credit losses, in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

On January 1, 2023, concurrent with its adoption of ASU No. 2016-13, the Company adopted ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. Disclosures about periods prior to adoption will be presented under GAAP applicable for that period.

Similar to its policy under previous GAAP, the Company continues to identify modifications to loans and to determine whether the borrower is experiencing financial difficulty. If the Company determines that the borrower is experiencing financial difficulty, the loan's risk rating is evaluated to determine whether it falls within the regulatory definition of “criticized” and requires individual evaluation. Under previous GAAP, modifications to loans when the borrower was experiencing financial difficulty were designated as TDR and were individually evaluated for the duration of the loan. Under CECL, if a previously modified loan with financial difficulty is subsequently upgraded to a pass rating, it will no longer be individually evaluated.

NOTE 3 EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three-month period ended March 31, 2023 and 2022, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars in Thousands, Except Share and Per Share Data)	For the Three Months Ended March 31,
	2023	2022
Net income	$2,021	$1,921
Weighted average shares outstanding	23,841,162	23,922,086
Weighted average dilutive shares outstanding	23,841,162	23,922,086
Basic and diluted earnings per share	$0.08	$0.08

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer required is 2.50%. As of March 31, 2023, the Bank had a capital conservation buffer of 8.58%. Amounts recorded to accumulated other comprehensive income (loss) are not included in computing regulatory capital. Management believes as of March 31, 2023, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of the CECL accounting standard. Additionally, in March 2020, the U.S. Federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years. The final rule was adopted and became effective in September 2020. The Company implemented the CECL model commencing January 1, 2023, and elected not to phase in the effect of CECL on regulatory capital.

The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2023 and December 31, 2022, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023:
Total capital to risk weighted assets	94,092	16.58%	$45,389	8.0%	$56,736	10.0%
Tier 1 capital to risk weighted assets	87,106	15.35%	34,041	6.0%	45,389	8.0%
Tier 1 capital to average assets	87,106	10.98%	31,743	4.0%	39,679	5.0%
Common equity Tier 1 capital
to risk weighted assets	87,106	15.35%	25,531	4.5%	36,878	6.5%

December 31, 2022:
Total capital to risk weighted assets	93,028	16.50%	$45,106	8.0%	$56,382	10.0%
Tier 1 capital to risk weighted assets	86,301	15.31%	33,829	6.0%	45,106	8.0%
Tier 1 capital to average assets	86,301	10.40%	33,206	4.0%	41,508	5.0%
Common Equity Tier 1 capital
to risk weighted assets	86,301	15.31%	25,372	4.5%	36,648	6.5%

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities (all available-for-sale) as of March 31, 2023 and December 31, 2022 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
March 31, 2023
U.S. Treasuries	$12,645	$—	$743	$11,902
U.S. Government Agencies	9,678	4	569	9,113
Taxable municipals	23,011	—	5,192	17,819
Corporate bonds	3,508	—	346	3,162
Mortgage backed securities	62,822	2	8,098	54,726
Total securities available for sale	$111,664	$6	$14,948	$96,722
December 31, 2022
U.S. Treasuries	$12,642	$—	$957	$11,685
U.S. Government Agencies	10,129	4	734	9,399
Taxable municipals	23,022	—	6,207	16,815
Corporate bonds	3,512	—	376	3,136
Mortgage backed securities	64,419	—	9,378	55,041
Total securities available for sale	$113,724	$4	$17,652	$96,076

The following table details unrealized losses and related fair values in the available-for-sale portfolio, for which no allowance for credit loss is recorded. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
U.S. Treasuries	$1,442	$9	$10,460	$734	$11,902	$743
U.S. Government Agencies	3,552	85	5,398	484	8,950	569
Taxable municipals	—	—	17,319	5,192	17,319	5,192
Corporate bonds	997	5	2,165	341	3,162	346
Mortgage backed securities	2,392	28	52,247	8,070	54,639	8,098
Total securities available for sale	$8,383	$127	$87,589	$14,821	$95,972	$14,948

December 31, 2022
U.S. Treasuries	$4,761	$145	$6,922	$812	$11,683	$957
U.S. Government Agencies	5,925	348	3,295	386	9,220	734
Taxable municipals	3,689	1,113	13,127	5,094	16,816	6,207
Corporate bonds	2,375	136	761	240	3,136	376
Mortgage backed securities	11,338	861	43,612	8,517	54,950	9,378
Total securities available for sale	$28,088	$2,603	$67,717	$15,049	$95,805	$17,652

As of March 31, 2023, there were 218 securities in a loss position, of which 200 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities held are past due as to principal or interest payments and a number of these securities held have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified”.

Investment securities with a carrying value of $37.9 million and $27.3 million as of March 31, 2023 and December 31, 2022, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of available for sale investment securities during the three months ended March 31, 2023 and 2022.

The amortized cost and fair value of investment securities as of March 31, 2023, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$2,488	$2,454	3.31%
Due after one year through five years	15,775	15,032	2.18%
Due after five years through ten years	17,139	15,225	2.09%
Due after ten years	76,262	64,011	1.91%
Total	$111,664	$96,722	2.01%

The Bank, as a member bank of the Federal Reserve Bank of Richmond (Federal Reserve Bank) and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in other assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.0 million and $2.1 million at March 31, 2023 and December 31, 2022, respectively. The stock has no quoted market value and no ready market exists.

NOTE 6 LOANS

Loans receivable outstanding as of March 31, 2023, and December 31, 2022, are summarized as follows:

(Dollars are in thousands)	March 31, 2023	December 31, 2022
Real estate secured:
Commercial	197,820	$197,069
Construction and land development	42,742	42,470
Residential 1-4 family	228,727	227,232
Multifamily	34,167	29,710
Farmland	16,892	17,744
Total real estate loans	520,348	514,225
Commercial	46,338	46,697
Agriculture	3,931	3,756
Consumer installment loans	19,271	19,309
All other loans	602	626
Total loans	590,490	$584,613

Also included in total loans above are deferred loan fees of $1.6 million as of March 31, 2023 and December 31, 2022. Deferred loan costs were $1.9 million, as of March 31, 2023 and December 31, 2022. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities, any unamortized fee or cost is recognized at that time.

Loans receivable on nonaccrual status as of March 31, 2023, and December 31, 2022, are summarized as follows:

	CECL			Incurred Loss
	March 31, 2023			December 31, 2022
(Dollars are in thousands)	With No Allowance	With an Allowance	Total
Real estate secured:
Commercial	$-	$268	$268	$-
Construction and land development	447	-	447	471
Residential 1-4 family	1,869	-	1,869	2,597
Multifamily	207	-	207	268
Farmland	-	-	-	41
Total real estate loans	2,523	268	2,791	3,377
Commercial	-	-	-	-
Consumer installment loans and other loans	36	-	36	36
Total loans receivable on nonaccrual status	$2,559	$268	$2,827	$3,413

Total interest income not recognized on nonaccrual loans for the three months ended March 31, 2023 and 2022, was $13,000 and $5,000, respectively.

Prior to the adoption of ASU 2016-13, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans include loans on nonaccrual status and accruing troubled debt restructurings. When determining if the Company would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considered the borrower’s capacity to pay, which included such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. The Company individually assessed for impairment all nonaccrual loans greater than $250,000 and all troubled debt restructurings, whether or not currently classified as such. The tables below include all loans deemed impaired, whether or not individually assessed for impairment. If a loan was deemed impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured, in which case interest was recognized on a cash basis.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2022:

As of December 31, 2022 (Dollars are in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate secured:
Commercial	$90	$131	$—	$124
Construction and land development	471	491	—	114
Residential 1-4 family	1,617	1,972	—	1,585
Multifamily	—	—	—	—
Farmland	248	417	—	307
Commercial	23	31	—	14
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	1
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	268	338	63	407
Construction and land development	—	—	—	291
Residential 1-4 family	32	48	23	201
Multifamily	—	—	—	20
Farmland	—	—	—	63
Commercial	—	—	—	27
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—
Total	$2,749	$3,428	$86	$3,154

Upon adoption of ASU 2016-13 the Company began evaluating loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods as described in Note 2 Summary of Significant Accounting Policies. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as March 31, 2023:

As of March 31, 2023 (Dollars are in thousands)	Unpaid Principal Balance	Related Allowance
Real estate secured:
Commercial	$268	$64
Construction and land development	447	—
Residential 1-4 family	—	—
Multifamily	—	—
Farmland	—	—
Total real estate secured	715
Commercial	—	—
Agriculture	—	—
Consumer installment loans	—	—
Total	$715	$64

The following table is an age analysis of past due loans receivable as of March 31, 2023, segregated by class:

As of March 31, 2023 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$—	$268	$268	$197,552	$197,820
Construction and land development	6	—	—	6	42,736	42,742
Residential 1-4 family	1,174	475	260	1,909	226,818	228,727
Multifamily	207	—	—	207	33,960	34,167
Farmland	10	—	—	10	16,882	16,892
Total real estate loans	1,397	475	528	2,400	517,948	520,348
Commercial	75	—	—	75	46,263	46,338
Agriculture	2	—	—	2	3,929	3,931
Consumer installment loans	54	22	36	112	19,159	19,271
All other loans	—	—	—	—	602	602
Total loans	$1,528	$497	$564	$2,589	$587,901	$590,490

The following table is an age analysis of past due loans receivable as of December 31, 2022, segregated by class:

As of December 31, 2022 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$268	$—	$—	$268	$196,801	$197,069
Construction and land development	89	—	—	89	42,381	42,470
Residential 1-4 family	3,521	543	341	4,405	222,827	227,232
Multifamily	229	—	—	229	29,481	29,710
Farmland	285	—	—	285	17,459	17,744
Total real estate loans	4,392	543	341	5,276	508,949	514,225
Commercial	56	—	—	56	46,641	46,697
Agriculture	—	—	—	—	3,756	3,756
Consumer installment Loans	73	17	17	107	19,202	19,309
All other loans	59	—	—	59	567	626
Total loans	$4,580	$560	$358	$5,498	$579,115	$584,613

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

The following table present the credit risk grade of loans by origination year as of March 31, 2023:

As of March 31, 2023
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate
Pass	$5,884	$41,352	$48,047	$31,056	$22,063	$47,937	$1,112	$197,451
Special mention	—	—	—	—	—	101	—	101
Substandard	—	—	—	—	—	268	—	268
Total commercial real estate	$5,884	$41,352	$48,047	$31,056	$22,063	$48,306	$1,112	$197,820

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$1,531	$20,860	$11,315	$4,643	$1,558	$2,204	$71	$42,182
Special mention	—	—	—	—	—	113	—	113
Substandard	—	—	—	—	447	—	—	447
Total construction and land development	$1,531	$20,860	$11,315	$4,643	$2,005	$2,317	$71	$42,742

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$6,741	$34,122	$44,471	$14,619	$14,799	$92,868	$18,922	$226,542
Special mention	—	—	—	—	—	316	—	316
Substandard	—	—	152	—	41	1,620	56	1,869
Total residential 1-4 family	$6,741	$34,122	$44,623	$14,619	$14,840	$94,804	$18,978	$228,727

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Pass	$3,766	$12,142	$8,320	$2,714	$1,117	$5,901	$—	$33,960
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	207	—	207
Total multifamily	$3,766	$12,142	$8,320	$2,714	$1,117	$6,108	$—	$34,167

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$171	$2,280	$3,637	$849	$1,246	$8,507	$—	$16,690
Special mention	—	—	—	—	1	201	—	202
Substandard	—	—	—	—	—	—	—	—
Total farmland	$171	$2,280	$3,637	$849	$1,247	$8,708	$—	$16,892

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$4,925	$13,233	$7,513	$2,124	$2,886	$7,894	$7,760	$46,335
Special mention	—	—	—	—	—	3	—	3
Substandard	—	—	—	—	—	—	—	—
Total commercial	$4,925	$13,233	$7,513	$2,124	$2,886	$7,897	$7,760	$46,338

Current period gross charge-offs	$—	$(5)	$—	$—	$—	$—	$—	$(5)

Agriculture
Pass	$239	$711	$517	$906	$151	$1,178	$229	$3,931
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total agriculture	$239	$711	$517	$906	$151	$1,178	$229	$3,931

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and All Other
Pass	$2,165	$7,860	$3,934	$1,461	$954	$1,429	$2,032	$19,835
Special mention	—	2	—	—	—	—	—	2
Substandard	—	—	17	—	—	19	—	36
Total consumer and all other	$2,165	$7,862	$3,951	$1,461	$954	$1,448	$2,032	$19,873

Current period gross charge-offs	$(58)	$(17)	$(3)	$—	$—	$—		$(78)

Total	$25,422	$132,562	$127,923	$58,372	$45,263	$170,766	$30,182	$590,490
Total current period gross charge-offs	$(58)	$(22)	$(3)	$—	$—	$—	$—	$(83)

The following table presents the credit risk grade of loans as of December 31, 2022, prior to the adoption of ASU 2016-13, under the incurred loss model:

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

NOTE 7 ALLOWANCE FOR CREDIT LOSSES FOR LOANS (“ACLL”)

In determining the amount of our allowance for credit losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and we may experience significant increases to our provision.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as of March 31, 2023:

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2023
Beginning balance	$2,364	$345	$2,364	$262	$153	$381	$32	$386	$440	$6,727
Adjustment to allowance for adoption of ASU 2016-13	(299)	164	275	12	75	241	(5)	(103)	(440)	(80)
Charge-offs	-	-	-	-	-	(5)	-	(78)	-	(83)
Recoveries	-	5	9	-	-	1	-	58	-	73
Provision for credit losses	92	(42)	(29)	28	(36)	(30)	4	37	-	24
Ending balance	$2,157	$472	$2,619	$302	$192	$588	$31	$300	$-	$6,661

The following tables present a disaggregated analysis of activity in the allowance for loan losses, for comparative periods, prior to the adoption of ASU 2016-13:

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Year ended December 31, 2022
Beginning balance	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735
Charge-offs	(5)	(149)	(64)	(111)	(1)	(45)	(1)	(559)	-	(935)
Recoveries	33	6	100	2	14	31	1	115	-	302
Provision	202	299	91	117	(9)	(704)	4	722	(97)	625
Ending balance	$2,364	$345	$2,364	$262	$153	$381	$32	$386	$440	$6,727

Allowance for loan losses at December 31, 2022
Individually evaluated for impairment	$63	$-	$23	$-	$-	$-	$-	$-	$-	$86
Collectively evaluated for impairment	2,301	345	2,341	262	153	381	32	386	440	6,641
	$2,364	$345	$2,364	$262	$153	$381	$32	$386	$440	$6,727

Loans at December 31, 2022
Individually evaluated for impairment	$358	$471	$1,649	$-	$248	$23	$-	$-	$-	$2,749
Collectively evaluated for impairment	196,711	41,999	225,583	29,710	17,496	46,965	3,756	19,644	-	581,864
	$197,069	$42,470	$227,232	$29,710	$17,744	$46,988	$3,756	$19,644	$-	$584,613

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
For the three months ended March 31, 2022
Beginning balance	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735
Charge-offs	—	—	—	(61)	—	(28)	—	(14)	—	(103)
Recoveries	—	—	14	—	—	11	—	2	—	27
Provision	(2)	40	(53)	120	(6)	(77)	—	16	62	100
Ending balance	$2,132	$229	$2,198	$313	$143	$1,005	$28	$112	$599	$6,759

Allowance for loan losses as of March 31, 2022
Individually evaluated for impairment	$86	$—	$49	$50	$13	$1	$—	$—	$—	$199
Collectively evaluated for impairment	2,046	229	2,149	263	130	1,004	28	112	599	6,560
	$2,132	$229	$2,198	$313	$143	$1,005	$28	$112	$599	$6,759

Loans as of March 31, 2022
Individually evaluated for impairment	$404	$17	$1,786	$50	$494	$26	$—	$1	$—	$2,778
Collectively evaluated for impairment	206,935	38,829	222,692	34,359	17,613	47,594	3,916	20,416	—	592,354
	$207,339	$38,846	$224,478	$34,409	$18,107	$47,620	$3,916	$20,417	$—	$595,132

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

NOTE 8 MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a discounted cash flow methodology to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

There were no loans modified to borrowers experiencing financial difficulty in the three months ended March 31, 2023. Additionally, there were no loans that had a payment default during the quarter that were modified in the previous 12 months.

Prior to adoption of ASC 2022-02, there were $2.0 million in loans classified as troubled debt restructurings as of December 31, 2022. All loans considered to be troubled debt restructurings are individually evaluated for impairment as part of the allowance for loan losses calculation. No loans modified during the three months ended March 31, 2022, were considered to be troubled debt restructurings.

For the three months ended March 31, 2022, there were no loans modified as a troubled debt restructuring that subsequently defaulted within twelve months of the loan modification. Generally, a restructured troubled debt is considered to be in default once it becomes 90 days or more past due following a modification.

NOTE 9 CREDIT ALLOWANCE FOR UNFUNDED COMMITMENTS

The Company maintains a separate allowance for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The allowance for credit losses for off-balance-sheet credit exposures is adjusted through a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

On January 1, 2023, the Company recorded an adjustment to initiate an allowance for credit losses for unfunded commitments of $348,000 for the adoptions of ASC Topic 326. For the three months ended March 31, 2023, the Company recorded a reversal to the provision for credit losses for unfunded commitments of $24,000. At March 31, 2023, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $324,000.

NOTE 10 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the three months ended March 31, 2023, and the year ended December 31, 2022:

(Dollars are in thousands)	March 31, 2023	December 31, 2022
Balance, beginning of period	$261	$1,361
Additions	—	—
Transfers from premises and equipment	—	—
Proceeds from sales	—	(207)
Proceeds from insurance claims	—	—
Loans made to finance sales	—	(711)
Adjustment of carrying value	—	(197)
Net gains from sales	—	15
Balance, end of period	$261	$261

NOTE 11 FAIR VALUES

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $96.7 million and $96.1 million as of March 31, 2023 and December 31, 2022, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Collateral Dependent Loans with an ACL - In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

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

Assets and liabilities measured at fair value are as follows as of March 31, 2023:

March 31, 2023 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$—	$11,902	$—
U.S. Government Agencies	—	9,113	—
Taxable municipals	—	17,819	—
Corporate bonds	—	3,162	—
Mortgage-backed securities	—	54,726	—

(On a non-recurring basis) Other real estate owned	—	—	261
Collateral dependent loans with ACL:
Commercial real estate	—	—	204
Total	$—	$96,722	$465

Assets and liabilities measured at fair value are as follows as of December 31, 2022 (for purpose of this table the impaired loans are shown net of the related allowance):

December 31, 2022 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$—	$11,685	—
U.S. Government Agencies	—	9,399	$—
Taxable municipals	—	16,815	—
Corporate bonds	—	3,136	—
Mortgage-backed securities	—	55,041	—

(On a non-recurring basis) Other real estate owned	—	—	261
Impaired loans	—	—	213
Total	$—	$96,076	$474

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at March 31, 2023	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Collateral dependent loans with ACL:
Commercial real estate	$204	$213	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$261	$261	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of March 31, 2023, and December 31, 2022, are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

March 31, 2023
Financial Instruments – Assets
Net Loans	$583,829	$563,647	$—	$—	$563,647

Financial Instruments – Liabilities
Time Deposits	207,283	206,206	—	206,206	—
Borrowed funds	16,496	15,063	—	15,063	—

December 31, 2022
Financial Instruments – Assets
Net Loans	$577,886	$552,675	$—	$552,462	$213

Financial Instruments – Liabilities
Time Deposits	188,233	187,179	—	187,179	—
Borrowed funds	16,496	14,825	—	14,825	—

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

In accordance with our adoption of Accounting Standards Update (ASU) 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments as of March 31, 2023 and December 31, 2022, represent an approximation of exit price; however, an actual exit price may differ.

NOTE 12 LEASING ACTIVITIES

As of March 31, 2023, the Bank leases four branch offices and sublets of a lot adjacent to another branch office. The lease agreements have maturity dates ranging from May 2032 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms at March 31, 2023 was 9.35 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of March 31, 2023 was 3.29%.

For the three months ended March 31, 2023 and 2022, operating lease expenses were $114,000 and $114,000, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of March 31, 2023, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2023	$342
2024	456
2025	456
2026	456
2027	477
Thereafter	2,226
Total lease payments	4,413
Less imputed interest	772
Total	$3,641

NOTE 13 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. Refer to Note 23 in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of how each revenue stream is accounted for under ASC 606. The following table presents Noninterest income by revenue stream for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Service charges and fees	$917	$1,007
Card processing and interchange income	899	916
Insurance and investment fees	257	241
Other noninterest income	326	205
Total noninterest income	$2,399	$2,369

NOTE 14 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the Three Months Ended March 31,
(Dollars are in thousands)	2023	2022
Advertising, sponsorships and donations	$35	$28
ATM network expense	360	367
Legal, accounting and professional fees	335	231
Consulting fees	91	67
Loan related expenses	88	97
Printing and supplies	42	33
FDIC insurance premiums	88	49
Other real estate owned expenses, net	6	130
Other operating expenses	674	602
Total other operating expenses	$1,719	$1,604

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

NOTE 16 RECENT ACCOUNTING DEVELOPMENTS

The following is a summary of recent authoritative announcements:

In June 2016, per ASU No. 2016-13, ‘Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,’ the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The Company adopted this guidance on January 1, 2023. The Company recognized an adjustment to retained earnings in the amount of $212,000, and recorded an adjustment to the allowance for credit losses in loans and unfunded commitments on loans in the amount of $80,000 and $348,000, respectively.

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

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted this guidance on January 1, 2023 and it did not have a material impact on the consolidated financial statements.

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

Caution About Forward-Looking Statements

We make forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding expectations, intentions, projections and beliefs concerning our profitability, liquidity, and allowance for credit losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from projections include:

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
  changes in the allowance for credit losses resulting from the adoption and implementation of the CECL methodology;
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

Critical Accounting Policies

For discussion of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2022, and Note 2 Summary of Significant Accounting Policies, in Item 1 of this Form 10-Q. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our allowance for credit losses.

The allowance represents an amount that, in the Company's judgment, will be adequate to absorb expected and estimable losses inherent in the loan portfolio. The judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current, reasonable and supportable forecasts of economic conditions that may affect a borrower's ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

Overview and Highlights

Net income for the three months ended March 31, 2023 was $2.0 million, an increase of $100,000, or 5.2%, from the same period in 2022. The increase was primarily due to improvement in the net interest margin to 3.83% for the first quarter of 2023 compared to 3.53% for the first quarter of 2022 due to the increase in asset yields outpacing increases in funding costs in the rising interest rate environment throughout 2022 and 2023. The primary driver for the improved earnings was an increase in net interest income of $447,000 and a reduction of the provision for credit losses of $100,000, offset by an increase in total noninterest expense of $431,000. The increase in total non-interest expense is related to increases in salaries and employee benefits as well as data processing and telecommunications expenses. The increase in salaries and employee benefits related to bonus accruals and performance raises, and benefits enhancements made in the first quarter of 2023.

The balance sheet grew to $793.6 million as of March 31, 2023, from $775.4 million as of December 31, 2022, funded by deposits which increased $16.1 million to $708.8 million as of March 31, 2023 from $692.7 million as of December 31, 2022. These deposits funded an increase of $10.3 million in interest bearing deposits in other banks and an increase of $5.88 million in gross loans. The increase in gross loans is due to a moderate increase in loan demand and less prepayment activity due to the higher interest rate environment.

During the second quarter of 2022, we initiated a previously announced stock repurchase program. Through March 31, 2023, 93,527 shares have been repurchased at an average price of $2.32 per share.

Comparison of the Three Months ended March 31, 2023 and 2022

Quarter-to-date highlights include:

·	Returns on average assets and equity of 1.07% and 14.05 % for the first quarter of 2023, compared to 0.97% and 12.35% for the first quarter of 2022, respectively;
·	Net interest income was $7.0 million for the first quarter of 2023, an increase of $447,000, or 6.8%, compared to the first quarter of 2022;
·	No provision for credit losses for the first quarter of 2023 compared to $100,000 for the first quarter of 2022;
·	Noninterest income was $2.4 million, an increase of $30,000, or 1.3%, during the first quarter of 2023 compared to the first quarter of 2022; and
·	Noninterest expense was $6.9 million, an increase of $430,000, or 6.7%, for the first quarter of 2023 compared to the first quarter of 2022.

The Company’s primary source of income is net interest income, which increased by $447,000, or 6.8%, to $7.0 million for the first quarter of 2023 compared to $6.6 million for the first quarter of 2022. Interest income increased $1.4 million due to increased interest earning deposits with banks and higher yielding loans resulting from the increase in fed funds rate. Total interest expense increased $918,000 driven primarily by the increase in the cost of interest-bearing liabilities, which rose 81 bps to 1.27% from 0.46% for comparative three months ended March 31, 2023 and 2022. The increase in interest rates more than offset the modest decrease of $9.4 million, or 1.98% in average interest-bearing liabilities for the comparative three-month period. Overall there was a 53 basis-point (“bp”) increase in the cost of funds to 83 bps while the net interest margin increased 30 bps to 3.83%. During the first quarter of 2023, the Federal Reserve’s Open Market Committee (FOMC) increased the discount rate two times for a total of 50 bps, bringing the number of rate increases to eight since the quarter ended March 31, 2022. The Company experienced benefits of the rate increases during the first quarter, but the full impact will be somewhat lagging as certain loans, investments, and borrowings through trust preferred securities will not reprice until the individual instruments next interest rate repricing date. Deposit rates have been impacted by the rate increases, but not yet to the extent of new loan rates and rates earned on overnight funds. The Company continues to evaluate rate adjustments for factors, including competitive pressure within the local markets, funding needs to support growth and other needs.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)
Three Months Ended March 31,
	2023			2022
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2) (3)	$586,116	$7,382	5.11%	$596,060	$6,674	4.54%
Federal funds sold	631	7	4.67%	218	-	0.15%
Interest bearing deposits in other banks	47,944	533	4.50%	53,809	21	0.16%
Taxable investment securities	112,739	600	2.13%	110,435	462	1.67%
Total earning assets	747,430	8,522	4.62%	760,522	7,157	3.82%
Less: allowance for credit losses	(6,861)			(6,848)
Non-earning assets	36,812			49,332
Total assets	$777,381			$803,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$80,331	$95	0.48%	$67,217	$16	0.10%
Savings and money market deposits	166,550	222	0.54%	194,195	38	0.08%
Time deposits	199,858	829	1.68%	196,283	376	0.78%
Total interest-bearing deposits	446,739	1,146	1.04%	457,695	430	0.38%
Short-term borrowings	1,556	19	4.95%	-	-	-%
Trust preferred securities	16,496	289	7.11%	16,496	106	2.58%
Total interest-bearing liabilities	464,791	1,454	1.27%	474,191	536	0.46%
Non-interest-bearing deposits	245,010	-	-%	258,157	-	- %
Total deposit liabilities and cost of funds	709,801	1,454	0.83%	732,348	536	0.30%
Other liabilities	8,606			7,575
Total liabilities	718,407			739,923
Shareholders’ equity	58,974			63,083
Total liabilities and shareholders’ equity	$777,381			$803,006
Net interest income		$7,068			$6,621
Net interest margin			3.83%			3.53%
Net interest spread			3.35%			3.36%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances
(2) Tax exempt income is not significant and has been treated as fully taxable (3) Includes mortgage loans held for sale

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Volume and Rate Analysis
Increase (decrease)

	Three Months Ended March 31, 2023 versus March 31, 2022
(Dollars in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest income:
Loans	$(236)	$944	$708
Federal funds sold	-	7	7
Interest bearing deposits in other banks	(2)	514	512
Taxable investment securities	32	106	138
Total earning assets	(206)	1,571	1,365

Interest expense:
Interest-bearing demand deposits	5	74	79
Savings and money market deposits	(7)	191	184
Time deposits	10	443	453
Short-term borrowings	19	-	19
Trust preferred securities	-	183	183
Total interest-bearing liabilities	27	891	918
Change in net interest income	$(233)	$680	$447

Based on our current assessment of the loan portfolio and related unfunded commitments, there was no provision for credit losses made in the first quarter of 2023, compared to $100,000 for the first quarter of 2022. Subsequent to adoption of ASU 2016-13 on January 1, 2023, based on management's analysis since the implementation date through March 31, 2023, no further provision for credit losses was required for the first quarter. The allowance for credit losses as a percentage of loans decreased from 1.15% at December 31, 2022 to 1.13% as of March 31, 2023. For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 7, Allowance for Credit Losses for Loans, in Item 1 of this Form 10-Q.

Non-interest income increased $30,000 to $2.4 million for the quarter ended March 31, 2023 from $2.4 million for the comparable quarter in 2022. The primary driver of the increase was the sale of the former call center building in Bristol, Virginia, and a former branch office in Big Stone Gap, Virginia, which resulted in a combined gain of $130,000. This was offset by decreases in service charge income and card processing fees totaling a combined $107,000 during the period. Service charge income decreased due to changes made in 2022 in assessing certain charges, that reduced the number of transactions subject to such fees. Fees from debit card activity declined, as stimulus funds payments resulting from tax credits and direct payments have been curtailed.

Non-interest expense was $6.9 million for the quarter ended March 31, 2023 compared to $6.4 million for the quarter ended March 31, 2022. The $431,000 increase was impacted by increases in salaries and employee benefits as well as data processing and telecommunications expenses. The increase in salaries and employee benefits related to bonus accruals and performance raises, and benefits enhancements made during the first quarter of 2023. As previously reported, the Company approved a Long-Term Cash Incentive Plan (the “Plan”), effective February 27, 2023, for cash incentive awards to Plan participants based on quarterly earnings per share of common stock.

The efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, increased to 72.56% for first three months of 2023 from 71.59% for the first quarter of 2022. We continue to assess our operational procedures and structure to improve efficiencies and contain costs.

Income tax expense for the first quarter of 2023 totaled $576,000, an increase of $46,000, or 8.68% from the $530,000 recorded during the same period in 2022. The effective tax rate for the three months ended March 31, 2023, was 22.2%, compared to 21.6% for the same period in 2022. The year-over-year, quarterly increase generally approximates the percentage increase of pre-tax earnings.

Balance Sheet

Total assets as of March 31, 2023 were $793.6 million, an increase of $18.3 million, or 2.4%, from $775.4 million as of December 31, 2022. Gross loans increased $5.9 million, or 1.0%, during 2023, due to a moderate increase in loan demand, combined with less incentive for prepayments, by borrowers, due to the higher interest rate environment. Investment securities increased $646,000 during 2023 primarily due to a decrease of $2.7 million in the unrealized loss position offset by a decrease in mortgage-backed securities, agencies, and collateralized mortgage obligations of $2.1 million, collectively, due to principal repayments of amortizing investments.

Gross loans increased $5.9 million, or 1.0% during the first three months of 2023. The increase is primarily related to multifamily and residential 1-4 family real estate secured loans. Multifamily real estate loans increased $4.5 million, or 15%, from $29.7 as of December 31, 2022 to $34.2 million as of March 31, 2023. Residential 1-4 family real estate increased $1.5 million, or 0.7% from $227.2 million as of December 31, 2022 to $228.7 million as of March 31, 2023. Loan originations, specifically commercial real estate and multi-family loans, continue to be positively impacted by our Boone, NC, loan production office, as well as originations in the Kingsport and Johnson City, Tennessee markets.

Deposits were $708.8 million as of March 31, 2023 compared to $692.7 million as of December 31, 2022. The increase of the $16.1 million, or 2.3%, was due to efforts to attract and retain time deposits, combined with cyclical funds inflows primarily attributed to tax refunds, and pension and social security deposits, received by customers.

Trust preferred securities of $16.5 million at March 31, 2023 were unchanged compared to December 31, 2022.

Total equity as of March 31, 2023 was $59.7 million, an increase of $2.5 million, or 4.3%, compared to $57.2 million as of December 31, 2022. As discussed previously and in the Capital Resources section below, the primary driver of the increase was related to the decrease of $2.1 million in the net unrealized loss on available-for-sale investment securities combined with the quarter-to-date earnings of $2.0 million, offset by a cash dividend payment of $1.4 million, and the repurchase of common stock totaling $46,000. Additionally, the implementation of the CECL methodology, resulted in a onetime net of tax, direct charge to retained earnings of $212,000.

Asset Quality

Nonperforming assets include nonaccrual loans, other real estate owned (OREO) and loans past due more than 90 days which are still accruing interest. Our policy is to place loans on nonaccrual status once they reach 90 days past due. The makeup of the nonaccrual loans is primarily those secured by residential mortgages and commercial real estate. OREO is primarily made up of residential and commercial lots.

Nonperforming assets decreased $586,000, or 15.9%, during the first three months of 2023, driven by a decrease of $586,000 in nonaccrual loans. The decrease in nonaccrual loans is attributed to a general improvement in the performance of nonaccrual loans, resulting in several accounts being returned to accruing status. No loans 90 days or more past due are accruing interest. As a result, the ratio of nonperforming assets to total assets decreased to 0.39% at March 31, 2023 compared to 0.47% at December 31, 2022.

As of March 31, 2023, OREO is primarily made up of residential and commercial lots acquired through foreclosure. It remained consistent with a balance of $261,000 as of March 31, 2023 and December 31, 2022. Expenses associated with OREO were $6,000 for the quarter ended March 31, 2023, compared to $130,000 during the quarter ended March 31, 2022, due to costs associated with the sale of other real estate owned during the first three months of 2022. We continue to work to reduce nonperforming and under-performing assets.

For detailed information for nonaccrual loans and other real estate owned as of March 31, 2023, and December 31, 2022, refer to Note 6 Loans and Note 9 Other Real Estate Owned in Item 1 of this Form 10-Q.

Loans rated substandard or below totaled $2.8 million as of March 31, 2023, a decrease of $586,000 from $3.4 million at December 31, 2022. Total past due loans decreased $2.9 million, to $2.6 million at March 31, 2023 from $5.5 million at December 31, 2022.

As discussed in Note 2 Summary of Significant Accounting Policies in Item 1 of this Form 10-Q, the Company adopted CECL effective January 1, 2023. The transition adjustment for the adoption of CECL resulted in a decrease to the allowance for credit losses on loans of $80,000.

Our allowance for credit losses for loans as of March 31, 2023 was $6.7 million, or 1.13% of total loans, as compared to $6.7 million, or 1.15% of total loans, at December 31, 2022. Individually evaluated loans totaled $715,000 with an estimated related specific allowance of $64,000 at March 31, 2023, as compared to $2.7 million as of December 31, 2022 with an estimated related specific allowance of $86,000 of impaired loans at the end of 2022. There was no provision for credit losses recorded during the three months ended March 31, 2023, compared to a provision for loan losses of $100,000 recorded in the three months ended March 31, 2022, which was under the incurred loss model. For the three-months ended March 31, 2023, the net provision for credit losses of zero, was comprised of a provision of $24,000 to the allowance for credit losses for loans and reversal of $24,000 from the allowance for unfunded loan commitments.

In the first three months of 2023, net charge-offs totaled $10,000, or 0.01% of average loans, annualized, as compared to $76,000, or 0.05% of average loans, for the same period in 2022. The allowance for credit losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the CECL model to best reflect the characteristics in the portfolio. However, future provisions may be deemed necessary. During the first three months of 2023, we made modest adjustments to our qualitative factors as part of our CECL implementation. Those changes, along with the assessment of the historical and specific risks associated with the loan portfolio, resulted in a net provision for credit losses of zero, with offsetting adjustments to the loan and loan commitment components recorded during the first three months of 2023. The following table summarizes components of the allowance for credit losses and related loans as of March 31, 2023 and December 31, 2022:

Selected Credit Ratios
	March 31,	December 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses	$6,661	$6,727
Total loans	590,490	584,613
Allowance for credit losses to total loans	1.13%	1.15%
Nonaccrual loans	$2,827	$3,413
Nonaccrual loans to total loans	0.48%	0.58%

Ratio of allowance for credit losses to nonaccrual loans	2.36X	1.97X

Charge-offs net of recoveries	$10	$633
Average loans	$586,116	$591,179
Annualized net charge-offs to average loans	0.01%	0.11%

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset, excluding the deferred tax asset on the unrealized loss on securities available for sale, of $4.1 thousand and $4.6 million existed as of March 31, 2023 and December 31, 2022, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses. The implementation of the CECL methodology resulted in a onetime deferred tax charge of $56,000. Refer to Note 2 Summary of Significant Accounting Policies in Part 1 of this Form 10-Q

Capital Resources

Total shareholders’ equity as of March 31, 2023 was $59.7 million compared to $57.2 million at December 31, 2022, an increase of $2.5 million, or 4.3%. The increase was driven by a decrease in net unrealized loss on available-for-sale investment securities of $2.1 million, which, when combined with quarter-do-date earnings of $2.0 million, more than offset a cash dividend payment of $1.4 million and the repurchase of common stock totaling $46,000. Additionally, the implementation of the CECL methodology resulted in a onetime net of tax, direct charge to retained earnings of $212,000.

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

As of March 31, 2023, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $2.50 as of March 31, 2023, and $2.40 at December 31, 2022.

Other key performance indicators are as follows:

	Three Months Ended March 31,
	2023	2022
Return on average assets[1]	1.07%	0.97%
Return on average equity[1]	14.05%	12.35%
Average equity to average assets	7.59%	7.86%

1 - Annualized

Under current economic conditions, we believe it is prudent to continue to retain capital sufficient to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates, and based upon projections, we believe our current capital levels will be sufficient.

During the first quarter of 2023, the Company paid a cash dividend of $0.06 per common share to our shareholders. Future payments of cash dividends will depend on a number of factors including but not limited to maintaining positive retained earnings, compliance with regulatory rules governing the payment of dividends, strategic plans, and sufficient capital at the Bank to allow payment of dividends to the parent company.

During the second quarter of 2022, the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through March 31, 2023. As previously reported, this plan was extended by the Board of Directors through March 31, 2024. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. As of March 31, 2023, the Company has repurchased 93,527 shares at an average price of $2.32 per share. During the quarter ended March 31, 2023, the Company repurchased 19,932 shares at an average price of $2.28 per share. There is no assurance that the Company will purchase any additional shares under this program.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available for sale investments. Collectively, those balances were $143.7 million as of March 31, 2023, an increase of $13.2 million from $130.5 million as of December 31, 2022. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs during 2023.

As of March 31, 2023, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $69.4 million, which is net of the $27.3 million of securities pledged to secure public funds and as collateral for advances against the discount window. Investment securities available for sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Due to the unrealized loss on securities available for sale, the sale of investments would not be considered a primary source of liquidity due to the immediate impact on regulatory capital; however, the majority of the portfolio is considered high credit quality investments and would be available to pledge against borrowings.

Our loan to deposit ratio was 83.3% as of March 31, 2023 and 84.4% at December 31, 2022. We anticipate this ratio to remain at or below 90% for the foreseeable future.

Available third-party sources of liquidity as of March 31, 2023 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. Additionally, in March 2023, the FRB, initiated a supplemental term funding program offering borrowings, of up to one year, secured by securities valued at par rather than market value. This program offers an additional source of liquidity against high quality securities, rather than liquidating securities should a need for additional funds arise. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

We have used our line of credit with FHLB to issue a letter of credit totaling $7.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on the letter of credit have been issued. This letter of credit is considered to be a draw on our FHLB line of credit. An additional $186.8 million was available as of March 31, 2023 on the $193.8 million line of credit, of which $116.5 million is secured by a blanket lien on our residential real estate loans.

We held no brokered deposits as of March 31, 2023 and December 31, 2022. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the rate paid on deposits is shown in the net interest margin analysis table in the “Net Interest Income and Net Interest Margin” section. Total Certificate of Deposit Registry Services (“CDARS”) time deposits were $2.5 million and $1.4 million as of March 31, 2023 and December 31, 2022, respectively. Aside from the availability of CDARS time deposits, we also offer a similar deposit product for transaction account customers Intrafi Cash Service (“ICS”). At March 31, 2023 approximately $34.9 million were placed in this product as compared to $23.9 million at December 31, 2022. Both the CDARS and ICS offerings assist us in maintaining deposit relationships, while assuring the depositors’ funds retain federal deposit insurance coverage.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, while we do not anticipate using this as a primary funding source, securities with an estimated market value of $27.3 million were pledged at March 31, 2023.

In March and May, 2023, three regional banks, each with assets in excess of $100 billion, were taken into receivership through FDIC and were sold in-whole, or in part to other financial institutions. Two of these banks, Silicon Valley Bank (“SVB”) headquartered in Santa Clara, California, and First Republic Bank (“FR”) headquartered in San Francisco, California, experienced significant outflows of deposit funds fueled by concerns of large commercial and retail deposit customers holding funds far in excess of the FDIC insured limits at both institutions. These concerns, in SVB’s case, related to unrealized losses in SVB’s investment portfolio combined with the long-term maturities of the investments and other earning assets held by SVB. Concerns related to FR related to exposure to long-term jumbo mortgages made to preferred deposit customers and the impact to net interest earnings and the value of those mortgages in the rising rate environment. While we, or any other financial institution, can be impacted by sudden changes in market conditions or customer sentiment, we believe that our funding and liquidity management strategies and procedures are sound. In addition, our deposit customer base is diverse without significant exposure to uninsured deposit relationships. Prior to receivership of SVB and FR our deposit fluctuations were largely tied to cyclical events and inflows and outflows related to customers seeking higher interest rates. Since the date of these receiverships, we have not experienced any significant or unusual deposit outflows and we have taken steps to successfully test certain liquidity facilities in the event of any future deposit outflows.

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

The bank holding company has approximately $460,000 in cash on deposit at the Bank as of March 31, 2023. The holding company receives periodic dividend payments from the Bank which are used to pay operating expenses, to pay trust preferred interest payments, and to fund dividend payments to shareholders and repurchase shares. The Company makes quarterly interest payments on the trust preferred securities.

As discussed in the Capital Resources section, the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through March 31, 2024. Payments for any repurchases will be distributed from available funds, or from dividend payments from the Bank, and are not expected to have a material impact on available liquidity.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the three months ended March 31, 2023, to the off-balance sheet items and the contractual obligations disclosed in our 2022 Form 10-K. As discussed in Note 2 Summary of Significant Accounting Policies in Item 1 of this Form 10-Q, the Company adopted CECL effective January 1, 2023 to include an assessment of off-balance sheet credit exposures. The transition adjustment for the adoption of CECL included establishment of an allowance for credit losses on unfunded loan commitments of $348,000, which is recorded within other liabilities.

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

Changes in Internal Control Over Financial Reporting

The Company adopted Financial Accounting Standards Board Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and related updates, as described further in Note 2 Summary of Significant Accounting Policies in Item 1 of this Form 10-Q, effective January 1, 2023. Related to the adoption of these new accounting standards, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the allowance for credit losses on loans and the reserve for unfunded commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results. There were no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At March 31, 2023, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

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

Shares of the Company’s common stock were repurchased during the three months ended March 31, 2023, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 406,473 shares of common stock. On February 27, 2023, the board of directors approved an extension of the repurchase program through March 31, 2024.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
January 31, 2023		6,970	$2.30	6,970	419,435
February 28, 2023		1,787	$2.41	1,787	417,648
March 31, 2023		11,175	$2.26	11,175	406,473
	Total	19,932	$2.28	19,932

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2022, filed on March 31,2023).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s Form 10-Q for the quarterly period ended March 31, 2023, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	May 15, 2023

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	May 15, 2023