Form 10-Q/A
period 2023-03-31
NEW PEOPLES BANKSHARES INC
filed 2023-05-16
CIK 1163389

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	May 16, 2023

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	May 16, 2023