Form 10-Q
period 2023-06-30
NEW PEOPLES BANKSHARES INC
filed 2023-08-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock was 23,794,301 as of August 7, 2023.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	15,238	$13,979
Interest-bearing deposits with banks	52,382	46,747
Federal funds sold	63	960
Total cash and cash equivalents	67,683	61,686
Investment securities available-for-sale	93,106	96,076
Loans receivable	609,038	584,613
Allowance for credit losses	(6,814)	(6,727)
Net loans	602,224	577,886
Bank premises and equipment, net	18,635	19,290
Other real estate owned	261	261
Accrued interest receivable	2,483	2,555
Deferred taxes, net	4,430	4,623
Bank owned life insurance	4,577	4,549
Right-of-use assets – operating leases	3,557	3,725
Other assets	6,036	4,707
Total assets	802,992	$775,358
LIABILITIES
Deposits:
Noninterest bearing	247,135	$249,924
Interest-bearing	460,941	442,783
Total deposits	708,076	692,707
Borrowed funds	26,496	16,496
Lease liabilities – operating leases	3,557	3,725
Accrued interest payable	930	526
Accrued expenses and other liabilities	3,776	4,685
Total liabilities	742,835	718,139
SHAREHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized;
23,802,857 and 23,848,491 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	47,606	47,697
Additional paid-in-capital	14,536	14,546
Retained earnings	11,019	8,917
Accumulated other comprehensive loss	(13,004)	(13,941)
Total shareholders’ equity	60,157	57,219
Total liabilities and shareholders’ equity	802,992	$775,358

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans including fees	$7,876	6,792	$15,258	$13,466
Federal funds sold	8	1	16	1
Interest-earning deposits with banks	551	158	1,083	179
Investments	547	482	1,107	917
Dividends on equity securities (restricted)	36	27	76	54
Total interest and dividend income	9,018	7,460	17,540	14,617
INTEREST EXPENSE
Deposits	1,645	404	2,791	834
Borrowed funds	373	212	682	318
Total interest expense	2,018	616	3,473	1,152
NET INTEREST INCOME	7,000	6,844	14,067	13,465
PROVISION FOR CREDIT LOSSES	149	75	149	175
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	6,851	6,769	13,918	13,290
NONINTEREST INCOME
Service charges and fees	961	897	1,877	1,904
Card processing and interchange	943	1,027	1,842	1,943
Insurance and investment fees	306	242	563	483
Other noninterest income	194	182	520	387
Total noninterest income	2,404	2,348	4,802	4,717
NONINTEREST EXPENSES
Salaries and employee benefits	3,652	3,382	7,202	6,657
Occupancy and equipment expense	975	1,017	1,935	2,023
Data processing and telecommunications	619	601	1,261	1,155
Other operating expenses	1,789	1,658	3,505	3,262
Total noninterest expenses	7,035	6,658	13,903	13,097
INCOME BEFORE INCOME TAXES	2,220	2,459	4,817	4,910
INCOME TAX EXPENSE	497	536	1,073	1,066
NET INCOME	$1,723	1,923	$3,744	$3,844
Earnings per share
Basic and diluted	$0.07	0.08	$0.16	$0.16
Average Weighted Shares of Common Stock
Basic and diluted	23,817,903	23,915,869	23,829,468	23,918,960

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

NET INCOME	$1,723	$1,923	$3,744	$3,844

Other comprehensive income (loss):
Investment securities activity
Unrealized (losses) gains arising during the period	(1,518)	(5,865)	1,187	(12,756)
Related tax benefit (expense)	319	1,232	(250)	2,679
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,199)	(4,633)	937	(10,077)
TOTAL COMPREHENSIVE INCOME (LOSS)	$524	$(2,710)	$4,681	$(6,233)

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2021	23,922	$47,844	$14,570	$2,031	$(814)	$63,631
Net income	—	—	—	1,921	—	1,921
Other comprehensive loss, net of tax	—	—	—	—	(5,444)	(5,444)
Cash dividend declared ($0.05 per share)	—	—	—	(1,196)	—	(1,196)
Balance, March 31, 2022	23,922	$47,844	$14,570	$2,756	$(6,258)	$58,912

Net income	—	—	—	1,923	—	1,923
Other comprehensive loss, net of tax	—	—	—	—	(4,633)	(4,633)
Repurchase of common stock	(16)	(33)	(5)	—	—	(38)
Balance, June 30, 2022	23,906	$47,811	$14,565	$4,679	$(10,891)	$56,164

Balance, December 31, 2022	23,848	$47,697	$14,546	$8,917	$(13,941)	$57,219
Net income	—	—	—	2,021	—	2,021
Adoption of ASU 2016-13	—	—	—	(212)	—	(212)
Other comprehensive income, net of tax	—	—	—	—	2,136	2,136
Repurchase of common stock	(20)	(40)	(6)	—	—	(46)
Cash dividend declared ($0.06 per share)	—	—	—	(1,430)	—	(1,430)
Balance, March 31, 2023	23,828	$47,657	$14,540	$9,296	$(11,805)	$59,688

Net income	—	—	—	1,723	—	1,723
Other comprehensive loss, net of tax	—	—	—	—	(1,199)	(1,199)
Repurchase of common stock	(25)	(51)	(4)	—	—	(55)
Balance, June 30, 2023	23,803	$47,606	$14,536	$11,019	$(13,004)	$60,157

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(IN THOUSANDS)

(UNAUDITED)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,744	$3,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	793	916
Provision for credit losses	149	175
Income on bank owned life insurance	(28)	(12)
Gain on sale of mortgage loans	(4)	(20)
Gain on sale or disposal of premises and equipment	(134)	—
Gain on sale of other real estate owned	—	(25)
Loans originated for sale	(81)	(1,134)
Proceeds from sales of loans originated for sale	85	1,092
Adjustment of carrying value of other real estate owned	—	137
Net amortization/accretion of bond premiums/discounts	151	276
Deferred tax (benefit) expense	(1)	644
Net change in:
Accrued interest receivable	72	(127)
Other assets	(909)	(1,426)
Accrued interest payable	404	61
Accrued expenses and other liabilities	(1,191)	409
Net cash provided by operating activities	3,050	4,810

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(24,473)	8,730
Purchase of securities available-for-sale	—	(14,861)
Proceeds from repayments and maturities of securities available-for-sale	4,006	8,571
Net purchase of equity securities (restricted)	(420)	(2,277)
Payments for the purchase of premises and equipment	(813)	(392)
Proceeds from sales of premises and equipment	809	—
Proceeds from sales of other real estate owned	—	207
Net cash used in investing activities	(20,891)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short term borrowings	—	60,000
Issuance of long-term debt	10,000	—
Net change in noninterest bearing deposits	(2,789)	8,734
Net change in interest bearing deposits	18,158	(9,183)
Dividends paid	(1,430)	(1,196)
Repurchase of common stock	(101)	(38)
Net cash provided by financing activities	23,838	58,317

Net increase in cash and cash equivalents	5,997	63,105
Cash and cash equivalents, beginning of the period	61,686	60,946
Cash and cash equivalents, end of the period	$67,683	$124,051

Supplemental disclosure of cash paid during the period for:
Interest	$3,069	$1,091
Taxes	1,925	325
Supplemental disclosure of non-cash transactions:
Loans made to finance sale of other real estate owned	—	711
Change in unrealized losses on securities available-for-sale	1,187	(12,756)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2023 and December 31, 2022, and the results of operations for the three- and six-month periods ended June 30, 2023 and 2022. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income.

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in the Company’s Annual report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2022 except for the following:

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

In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not deemed material.

The following table illustrates the impact on the allowance for credit losses from the adoption of ASC 326:

	January 1, 2023 As Reported Under ASC 326	December 31, 2022 Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
(Dollars are in thousands)
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

Allowance for Credit Losses – Available-for-sale Securities

For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss).

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of June 30, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $2.0 million as of June 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

NOTE 3 EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three-month and six-month periods ended June 30, 2023 and 2022, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars are in thousands, except share and per share data)	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net income	$1,723	$1,923	$3,744	$3,844
Weighted average shares outstanding	23,817,903	23,915,869	23,829,468	23,918,960
Weighted average dilutive shares outstanding	23,817,903	23,915,869	23,829,468	23,918,960

Basic and diluted earnings per share	$0.07	$0.08	$0.16	$0.16

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer required is 2.50%. As of June 30, 2023, the Bank had a capital conservation buffer of 8.59%. Amounts recorded to accumulated other comprehensive income (loss) are not included in computing regulatory capital. Management believes as of June 30, 2023, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2023 and December 31, 2022, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023:
Total capital to risk weighted assets	95,814	16.59%	$46,196	8.00%	$55,745	10.00%
Tier 1 capital to risk weighted assets	88,718	15.35%	34,647	6.00%	46,196	8.00%
Tier 1 capital to average assets	88,718	11.05%	32,111	4.00%	40,139	5.00%
Common equity Tier 1 capital
to risk weighted assets	88,718	15.35%	25,985	4.50%	37,534	6.50%

December 31, 2022:
Total capital to risk weighted assets	93,028	16.50%	$45,106	8.00%	$56,382	10.00%
Tier 1 capital to risk weighted assets	86,301	15.31%	33,829	6.00%	45,106	8.00%
Tier 1 capital to average assets	86,301	10.40%	33,206	4.00%	41,508	5.00%
Common equity Tier 1 capital
to risk weighted assets	86,301	15.31%	25,372	4.50%	36,648	6.50%

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (“AFS”) securities as of June 30, 2023 and December 31, 2022 is as follows:

		Gross	Gross	Amortized
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
June 30, 2023
U.S. Treasuries	$12,648	$—	$892	$11,756
U.S. Government Agencies	9,407	4	744	8,667
Taxable municipals	23,000	—	5,468	17,532
Corporate bonds	3,505	—	407	3,098
Mortgage backed securities	61,007	—	8,954	52,053
Total securities available-for-sale	$109,567	$4	$16,465	$93,106
December 31, 2022
U.S. Treasuries	$12,642	$—	$957	$11,685
U.S. Government Agencies	10,129	4	734	9,399
Taxable municipals	23,022	—	6,207	16,815
Corporate bonds	3,512	—	376	3,136
Mortgage backed securities	64,419	—	9,378	55,041
Total securities available-for-sale	$113,724	$4	$17,652	$96,076

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
U. S. Treasuries	$1,446	$16	$10,308	$876	$11,754	$892
U.S. Government Agencies	1,778	50	6,732	694	8,510	744
Taxable municipals	475	25	17,057	5,443	17,532	5,468
Corporate bonds	985	15	2,113	392	3,098	407
Mortgage backed securities	2,287	71	49,766	8,883	52,053	8,954
Total securities available-for-sale	$6,971	$177	$85,976	$16,288	$92,947	$16,465
December 31, 2022
U.S. Treasuries	$4,761	$145	$6,922	$812	$11,683	$957
U.S. Government Agencies	5,925	348	3,295	386	9,220	734
Taxable municipals	3,689	1,113	13,127	5,094	16,816	6,207
Corporate bonds	2,375	136	761	240	3,136	376
Mortgage backed securities	11,338	861	43,612	8,517	54,950	9,378
Total securities available-for-sale	$28,088	$2,603	$67,717	$15,049	$95,805	$17,652

As of June 30, 2023, there were 219 securities in a loss position, of which 202 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not intend to sell, and it is not likely that the Bank will be required to sell, any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities are past due as to principal or interest payments and a number of these securities have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified”.

Investment securities with a carrying value of $36.9 million and $27.3 million as of June 30, 2023 and December 31, 2022, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of available-for-sale investment securities during the three and six months ended June 30, 2023 and 2022.

The amortized cost and fair value of investment securities as of June 30, 2023, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$2,998	$2,951	3.22%
Due after one year through five years	15,295	14,351	2.15%
Due after five years through ten years	17,145	14,891	2.09%
Due after ten years	74,129	60,913	1.90%
Total	$109,567	$93,106	2.00%

The Bank, as a member bank of the Federal Reserve Bank of Richmond (Federal Reserve Bank) and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in other assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.4 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively. The stock has no quoted market value and no ready market exists. When evaluating these securities for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Equity securities are viewed as long-term investments and management believes the Company has the ability and the intent to hold these securities until their value is recovered

NOTE 6 LOANS

Loans receivable outstanding as of June 30, 2023, and December 31, 2022, are summarized as follows:

(Dollars are in thousands)	June 30, 2023	December 31, 2022
Real estate secured:
Commercial	$209,780	$197,069
Construction and land development	43,279	42,470
Residential 1-4 family	231,626	227,232
Multifamily	34,140	29,710
Farmland	17,628	17,744
Total real estate loans	536,453	514,225
Commercial	47,720	46,697
Agriculture	3,607	3,756
Consumer installment loans	20,651	19,309
All other loans	607	626
Total loans	$609,038	$584,613

Also included in total loans above are deferred loan fees of $1.7 million and $1.6 million as of June 30, 2023 and December 31, 2022, respectively. Deferred loan costs were $1.9 million and $1.9 million, as of June 30, 2023 and December 31, 2022, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities, any unamortized fee or costs is recognized at that time.

Loans receivable on nonaccrual status as of June 30, 2023, and December 31, 2022, are summarized as follows:

	CECL			Incurred Loss
	June 30, 2023			December 31, 2022
(Dollars are in thousands)	With No Allowance	With an Allowance	Total
Real estate secured:
Commercial	$-	$268	$268	$-
Construction and land development	-	-	-	471
Residential 1-4 family	2,097	-	2,097	2,597
Multifamily	199	-	199	268
Farmland	-	-	-	41
Total real estate loans	2,296	268	2,564	3,377
Commercial	-	-	-	-
Consumer installment loans and other loans	23	-	23	36
Total loans receivable on nonaccrual status	$2,319	$268	$2,587	$3,413

Total interest income not recognized on nonaccrual loans for the six months ended June 30, 2023, and June 30, 2022, was $28,000 and $11,000, respectively.

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

Upon adoption of ASU 2016-13 the Company began evaluating loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods as described in Note 2 Summary of Significant Accounting Policies. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as June 30, 2023:

As of June 30, 2023 (Dollars are in thousands)	Unpaid Principal Balance	Related Allowance
Real estate secured:
Commercial	$268	$64
Construction and land development	—	—
Residential 1-4 family	262	—
Multifamily	—	—
Farmland	—	—
Total real estate secured	530	64
Commercial	—	—
Agriculture	109	57
Consumer installment loans	—	—
Total	$639	$121

The following table is an age analysis of past due loans receivable as of June 30, 2023, segregated by class:

As of June 30, 2023 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$99	$—	$268	$367	$209,413	$209,780
Construction and land development	—	—	—	—	43,279	43,279
Residential 1-4 family	1,450	877	751	3,078	228,548	231,626
Multifamily	—	—	—	—	34,140	34,140
Farmland	—	—	—	—	17,628	17,628
Total real estate loans	1,549	877	1,019	3,445	533,008	536,453
Commercial	17	—	—	17	47,703	47,720
Agriculture	109	—	—	109	3,498	3,607
Consumer installment loans	50	17	23	90	20,561	20,651
All other loans	—	—	—	—	607	607
Total loans	$1,725	$894	$1,042	$3,661	$605,377	$609,038

The following table is an age analysis of past due loans receivable as of December 31, 2022, segregated by class:

As of December 31, 2022 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$268	$—	$—	$268	$196,801	$197,069
Construction and land development	89	—	—	89	42,381	42,470
Residential 1-4 family	3,521	543	341	4,405	222,827	227,232
Multifamily	229	—	—	229	29,481	29,710
Farmland	285	—	—	285	17,459	17,744
Total real estate loans	4,392	543	341	5,276	508,949	514,225
Commercial	56	—	—	56	46,641	46,697
Agriculture	—	—	—	—	3,756	3,756
Consumer installment Loans	73	17	17	107	19,202	19,309
All other loans	59	—	—	59	567	626
Total loans	$4,580	$560	$358	$5,498	$579,115	$584,613

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

The following table present the credit risk grade of loans by origination year as of June 30, 2023:

As of June 30, 2023
Dollars are in thousands	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate
Pass	$17,674	$43,891	$47,305	$30,822	$21,812	$46,866	$1,042	$209,412
Special mention	—	—	—	—	—	99	—	99
Substandard	—	—	—	—	—	269	—	269
Total commercial real estate	$17,674	$43,891	$47,305	$30,822	$21,812	$47,234	$1,042	$209,780
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and Land Development
Pass	$4,944	$19,547	$9,988	$4,603	$1,453	$2,127	$71	$42,733
Special mention	—	—	—	—	436	110	—	546
Substandard	—	—	—	—	—	—	—	—
Total construction and land development	$4,944	$19,547	$9,988	$4,603	$1,889	$2,237	$71	$43,279
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential 1-4 family
Pass	$13,532	$33,923	$44,183	$14,297	$14,548	$88,856	$19,901	$229,240
Special mention	—	—	—	—	—	313	—	313
Substandard	—	—	202	—	40	1,762	69	2,073
Total residential 1-4 family	$13,532	$33,923	$44,385	$14,297	$14,588	$90,931	$19,970	$231,626
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$4,178	$12,021	$8,273	$2,689	$1,106	$5,674	$—	$33,941
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	199	—	199
Total multifamily	$4,178	$12,021	$8,273	$2,689	$1,106	$5,873	$—	$34,140
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Farmland
Pass	$1,311	$2,270	$3,602	$806	$1,233	$8,209	$—	$17,431
Special mention	—	—	—	—	1	196	—	197
Substandard	—	—	—	—	—	—	—	—
Total farmland	$1,311	$2,270	$3,602	$806	$1,234	$8,405	$—	$17,628
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$8,684	$12,819	$6,736	$1,972	$2,621	$7,218	$7,667	$47,717
Special mention	—	—	—	—	—	3	—	3
Substandard	—	—	—	—	—	—	—	—
Total commercial	$8,684	$12,819	$6,736	$1,972	$2,621	$7,221	$7,667	$47,720
Current period gross charge-offs	$—	$(5)	$—	$—	$—	$—	$—	$(5)
Agriculture
Pass	$274	$639	$425	$209	$112	$814	$1,134	$3,607
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total agriculture	$274	$639	$425	$209	$112	$814	$1,134	$3,607
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and All Other
Pass	$5,555	$6,869	$3,293	$1,242	$857	$1,359	$2,058	$21,233
Special mention	—	2	—	—	—	—	—	2
Substandard	—	4	—	—	—	19	—	23
Total consumer and all other	$5,555	$6,875	$3,293	$1,242	$857	$1,378	$2,058	$21,258
Current period gross charge-offs	$(97)	$(34)	$(5)	$—	$—	$(37)	$—	$(173)
Total	$56,152	$131,985	$124,007	$56,640	$44,219	$164,093	$31,942	$609,038
Total current period gross charge-offs	$(97)	$(39)	$(5)	$—	$—	$(37)	$—	$(178)

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

The following table presents a disaggregated analysis of activity in the allowance for credit losses as of June 30, 2023:

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Six months ended June 30, 2023
Beginning balance	$2,364	$345	$2,364	$262	$153	$381	$32	$386	$440	$6,727
Adjustment to allowance for adoption of ASU 2016-13	(299)	164	275	12	75	241	(5)	(103)	(440)	(80)
Charge-offs	—	—	—	—	—	(5)	—	(173)	—	(178)
Recoveries	—	16	15	—	—	1	—	97	—	129
Provision for credit losses	212	(27)	(71)	16	(36)	(42)	58	106	—	216
Ending balance	$2,277	$498	$2,583	$290	$192	$576	$85	$313	$—	$6,814
Three months ended June 30, 2023
Beginning balance	$2,157	$472	$2,619	$302	$192	$588	$31	$300	$—	$6,661
Charge-offs	—	—	—	—	—	—	—	(95)	—	(95)
Recoveries	—	11	6	—	—	—	—	39	—	56
Provision for credit losses	120	15	(42)	(12)	—	(12)	54	69	—	192
Ending balance	$2,277	$498	$2,583	$290	$192	$576	$85	$313	$—	$6,814

The following tables present a disaggregated analysis of activity in the allowance for loan losses, for comparative periods, prior to the adoption of ASU 2016-13:

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Year ended December 31, 2022
Beginning balance	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735
Charge-offs	(5)	(149)	(64)	(111)	(1)	(45)	(1)	(559)	—	(935)
Recoveries	33	6	100	2	14	31	1	115	—	302
Provision	202	299	91	117	(9)	(704)	4	722	(97)	625
Ending balance	$2,364	$345	$2,364	$262	$153	$381	$32	$386	$440	$6,727
Allowance for loan losses at December 31, 2022
Individually evaluated for impairment	$63	$—	$23	$—	$—	$—	$—	$—	$—	$86
Collectively evaluated for impairment	2,301	345	2,341	262	153	381	32	386	440	6,641
	$2,364	$345	$2,364	$262	$153	$381	$32	$386	$440	$6,727
Loans at December 31, 2022
Individually evaluated for impairment	$358	$471	$1,649	$—	$248	$23	$—	$—	$—	$2,749
Collectively evaluated for impairment	196,711	41,999	225,583	29,710	17,496	46,965	3,756	19,644	—	581,864
	$197,069	$42,470	$227,232	$29,710	$17,744	$46,988	$3,756	$19,644	$—	$584,613

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
For the six months ended June 30, 2022
Beginning balance	$2,134	$189	$2,237	$254	$149	$1,099	$28	$108	$537	$6,735
Charge-offs	—	—	(24)	(61)	—	(28)	—	(45)	—	(158)
Recoveries	—	—	22	—	—	14	—	28	—	64
Provision	28	261	4	215	(8)	(232)	1	79	(173)	175
Ending balance	$2,162	$450	$2,239	$408	$141	$853	$29	$170	$364	$6,816
For the three months ended June 30, 2022
Beginning balance	$2,132	$229	$2,198	$313	$143	$1,005	$28	$112	$599	$6,759
Charge-offs	—	—	(24)	—	—	—	—	(31)	—	(55)
Recoveries	—	—	8	—	—	3	—	26	—	37
Provision	30	221	57	95	(2)	(155)	1	63	(235)	75
Ending balance	$2,162	$450	$2,239	$408	$141	$853	$29	$170	$364	$6,816
Allowance for loan losses as of June 30, 2022
Individually evaluated for impairment	$77	$207	$47	$50	$—	$—	$—	$—	$—	$381
Collectively evaluated for impairment	2,085	243	2,192	358	141	853	29	170	364	6,435
	$2,162	$450	$2,239	$408	$141	$853	$29	$170	$364	$6,816
Loans as of June 30, 2022
Individually evaluated for impairment	$394	$755	$1,743	$50	$281	$25	$—	$—	$—	$3,248
Collectively evaluated for impairment	196,216	36,935	221,979	37,561	17,774	46,672	3,623	21,623	—	582,383
	$196,610	$37,690	$223,722	$37,611	$18,055	$46,697	$3,623	$21,623	$—	$585,631

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

There were no loans modified to borrowers experiencing financial difficulty in the three or six months ended June 30, 2023. Additionally, there were no loans that had a payment default during the quarter that were modified in the previous 12 months.

Prior to adoption of ASC 2022-02, there were $2.0 million in loans classified as troubled debt restructurings as of December 31, 2022. All loans considered to be troubled debt restructurings are individually evaluated for impairment as part of the allowance for loan losses calculation. No loans modified during the three and six months ended June 30, 2022 were considered to be troubled debt restructurings.

For the three and six months ended June 30, 2022, there were no loans modified as a troubled debt restructuring that subsequently defaulted within twelve months of the loan modification. Generally, a restructured troubled debt is considered to be in default once it becomes 90 days or more past due following a modification.

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

On January 1, 2023, the Company recorded an adjustment to initiate an allowance for credit losses for unfunded commitments of $348,000 for the adoption of ASC Topic 326. For the three and six months ended June 30, 2023, the Company recorded a reversal to the provision for credit losses for unfunded commitments of $43,000, and $66,000, respectively. As of June 30, 2023, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $282,000.

NOTE 10 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the six months ended June 30, 2023, and the year ended December 31, 2022:

(Dollars are in thousands)	June 30, 2023	December 31, 2022
Balance, beginning of period	$261	$1,361
Additions	—	—
Transfers from premises and equipment	—	—
Proceeds from sales	—	(207)
Loans made to finance sales	—	(711)
Adjustment of carrying value	—	(197)
Net gains from sales	—	15
Balance, end of period	$261	$261

As of June 30, 2023, four loans totaling $383,000 were in the process of foreclosure.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available-for-sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $93.1 million and $96.1 million as of June 30, 2023 and December 31, 2022, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Assets and liabilities measured at fair value are as follows as of June 30, 2023:

June 30, 2023 (Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$11,756	$—
U.S. Government Agencies	—	8,667	—
Taxable municipals	—	17,532	—
Corporate bonds	—	3,098	—
Mortgage-backed securities	—	52,053	—
(On a non-recurring basis) Other real estate owned	—	—	261
Collateral dependent loans with ACL:
Commercial real estate	—	—	204
Agriculture	—	—	52
Total	$—	$93,106	$517

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

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars are in thousands)	Fair Value at June 30, 2023	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Collateral dependent loans with ACL:			Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%
Commercial real estate	$204	$213
Agriculture	52	—

Other Real Estate Owned	$261	$261	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of June 30, 2023, and December 31, 2022, are as follows:

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2023
Financial instruments – assets
Net loans	$602,224	$572,741	$—	$—	$572,741
Financial instruments – liabilities
Time deposits	220,197	219,049	—	219,049	—
Borrowed funds	26,496	23,785	—	23,785	—
December 31, 2022
Financial instruments – assets
Net loans	$577,886	$552,675	$—	$552,462	$213
Financial instruments – liabilities
Time deposits	188,233	187,179	—	187,179	—
Borrowed funds	16,496	14,825	—	14,825	—

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

In accordance with our adoption of Accounting Standards Update (ASU) 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments as of June 30, 2023 and December 31, 2022, represent an approximation of exit price; however, an actual exit price may differ.

NOTE 12 LEASING ACTIVITIES

As of June 30, 2023, the Bank leases four branch offices and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from May 2032 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of June 30, 2023 was 9.11 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of June 30, 2023 was 3.29%.

For the six months ended June 30, 2023 and 2022, operating lease expenses were $224,000 and $228,000, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of June 30, 2023, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2023	$228
2024	456
2025	456
2026	456
2027	477
Thereafter	2,226
Total lease payments	4,299
Less: imputed interest	(742)
Total	$3,557

NOTE 13 BORROWED FUNDS

Included in Borrowed Funds is an FHLB Advance of $10.0 million as of June 30, 2023, bearing an interest rate of 3.51% maturing on May 4, 2028. No FHLB Advances were outstanding at December 31, 2022. For additional information on borrowed funds, refer to Note 18 in Item 8 of Form 10-K for the year ended December 31, 2022.

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. Refer to Note 23 in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of how each revenue stream is accounted for under ASC 606. The following table presents noninterest income by revenue stream for the three and six months ended June 30, 2023 and 2022:

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars are in thousands)	2023	2022	2023	2022
Service charges and fees	$961	$897	$1,877	$1,904
Card processing and interchange income	943	1,027	1,842	1,943
Insurance and investment fees	306	242	563	483
Other noninterest income	194	182	520	387
Total noninterest income	$2,404	$2,348	$4,802	$4,717

NOTE 15 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars are in thousands)	2023	2022	2023	2022
Advertising	$70	$64	$107	$92
ATM network expense	370	380	730	747
Legal, accounting and professional fees	325	257	660	488
Consulting fees	41	62	132	129
Loan related expenses	127	103	216	200
Printing and supplies	48	39	90	72
FDIC insurance premiums	88	54	176	103
Other real estate owned expenses, net	10	15	16	145
Other operating expenses	710	684	1,378	1,286
Total other operating expenses	$1,789	$1,658	$3,505	$3,262

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

In July 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)”. This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

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
  the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;
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

The allowance for credit losses represents an amount that, in the Company's judgment, will be adequate to absorb expected and estimable losses inherent in the loan portfolio. The judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current, reasonable and supportable forecasts of economic conditions that may affect a borrower's ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

Overview and Highlights

Net income for the three months ended June 30, 2023 was $1.7 million, a decrease of $200,000, or 10.40%, from the same period in 2022. Net interest income improved 2.28%, or $156,000, from $6.8 million for the quarter ended June 30, 2022 to $7.0 million for the quarter ended June 30, 2023. While non-interest income also increased $56,000, or 2.39%, from the second quarter in 2022, the decrease in net income is related to increases in non-interest expense of $337,000 and the provision for credit losses of $74,000.

The balance sheet grew to $803.0 million in total assets as of June 30, 2023, from $775.4 million as of December 31, 2022. Gross loans increased $24.4 million to $609.0 million as of June 30, 2023. Additionally, interest-bearing deposits in other banks increased $5.6 million to $52.4 million as of June 30, 2023.

During the second quarter of 2022, we initiated a previously announced stock repurchase program, which continues through March 31, 2024. Through June 30, 2023, the Company has repurchased 119,229 shares at an average price of $2.29 per share.

Comparison of the Three Months ended June 30, 2023 and 2022

Quarter-to-date highlights include:

·	Returns on average assets and equity, annualized, of 0.88% and 11.62% for the second quarter of 2023, compared to 0.94% and 13.45% for the second quarter of 2022, respectively;
·	Net interest income was $7.0 million for the second quarter of 2023, an improvement of $156,000, or 2.28%, compared to the second quarter of 2022;
·	Provision for credit losses was $149,000 for the second quarter of 2023, an increase of $74,000, or 98.67%, compared to the second quarter of 2022;
·	Noninterest income was $2.4 million, an increase of $56,000, or 2.39%, during the second quarter of 2023 compared to the second quarter of 2022; and
·	Noninterest expense was $7.0 million, an increase of $377,000, or 5.66%, for the second quarter of 2023 compared to the second quarter of 2022.

The Company’s primary source of income is net interest income, which increased by $156,000, or 2.28%, to $7.0 million for the second quarter of 2023 compared to $6.8 million for the second quarter of 2022. The increase was primarily due to improvement in the net interest margin to 3.71% for the second quarter of 2023 compared to 3.50% for the second quarter of 2022 due to the increase in asset yields outpacing increases in funding costs in the rising interest rate environment throughout 2022 and 2023. The loan portfolio was the primary contributor to the improvement in the net interest margin due to the 70 bp increase in the quarterly yield on loans to 5.26%. The yield on overnight funds improved 406 bps to 4.99% for the quarter ended June 30, 2023 and also contributed to the increase in the net interest margin. The loan portfolio and overnight funds contributions offset the 79 bp increase in the cost of funds which rose to 1.12% for the quarter ended June 30, 2023. Total interest expense increased $1.4 million driven primarily by the increase in the cost of interest-bearing liabilities, which rose 119 bps to 1.70% from 0.51% for the comparative three months ended June 30, 2023 and 2022. The net interest margin increased 21 bps to 3.71% from 3.50% as of June 30, 2023 and 2022, respectively. There was one increase in the federal funds interest rate by the Federal Reserve’s Open Market Committee (“FOMC”) during the quarter ended June 30, 2023. Through June 30, 2023, the FOMC has increased this rate seven times since the quarter ended June 30, 2022. The Company continues to evaluate rate adjustments for factors, including competitive pressure within the local markets, funding needs to support growth, and other needs.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis Average Balances, Income and Expense, and Yields and Rates
Three Months Ended June 30,
	2023			2022
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$600,712	$7,876	5.26%	$597,570	$6,791	4.56%
Mortgage loans held for sale	-	-	-%	124	1	4.17%
Federal funds sold	673	8	4.77%	189	1	0.87%
Interest bearing deposits in other banks	44,325	551	4.99%	68,298	158	0.93%
Taxable investment securities	110,698	583	2.11%	117,905	509	1.73%
Total earning assets	756,408	9,018	4.78%	784,086	7,460	3.82%
Less: Allowance for loans losses	(6,816)			(6,887)
Non-earning assets	37,914			43,371
Total assets	$787,506			$820,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$75,847	$112	0.59%	$71,805	$19	0.10%
Savings and money market deposits	162,652	293	0.72%	197,346	40	0.08%
Time deposits	214,029	1,240	2.32%	187,891	345	0.74%
Total interest-bearing deposits	452,528	1,645	1.46%	457,042	404	0.35%
FHLB advances	6,374	56	3.52%	12,692	71	2.21%
Trust preferred securities	16,496	317	7.71%	16,496	141	3.38%
Total interest-bearing liabilities	475,398	2,018	1.70%	486,230	616	0.51%
Non-interest-bearing deposits	243,974	-	-%	268,802	-	-%
Total deposit liabilities and cost of funds	719,372	2,018	1.13%	755,032	616	0.33%
Other liabilities	8,675			8,213
Total liabilities	728,047			763,245
Shareholders’ equity	59,459			57,325
Total liabilities and shareholders’ equity	$787,506			$820,570
Net interest income		$7,000			$6,844
Net interest margin			3.71%			3.50%
Net interest spread			3.08%			3.31%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Volume and Rate Analysis

Increase (decrease)

	Three Months Ended June 30, 2023 versus 2022
(Dollars are in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest income:
Loans	$(18)	$1,103	$1,085
Mortgage loans held for sale	(1)	—	(1)
Federal funds sold	3	4	7
Interest bearing deposits in other banks	(74)	467	393
Taxable investment securities	(10)	84	74
Total earning assets	(100)	1,658	1,558
Interest expense:
Interest-bearing demand deposits	1	92	93
Savings and money market deposits	(8)	261	253
Time deposits	69	826	895
FHLB advances	(47)	32	(15)
Trust preferred securities	—	176	176
Total interest-bearing liabilities	15	1,387	1,402
Change in net interest income	$(115)	$271	$156

Based on our current assessment of the loan portfolio and related unfunded commitments, a provision of $149,000 was made in the second quarter of 2023. The allowance for credit losses as a percentage of loans decreased from 1.15% at December 31, 2022 to 1.12% as of June 30, 2023. For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 2, Summary of Significant Accounting Polices and Note 7, Allowance for Credit Losses, in Item 1 of this Form 10-Q.

Non-interest income increased $56,000 to $2.4 million for the quarter ended June 30, 2023 from $2.3 million for the comparable quarter in 2022. This increase is due largely to the reduction in certain fee and other income during the second quarter of 2022, resulting from the impact of the cybersecurity incident in June 2022. During the period immediately after the cybersecurity incident, we temporarily stopped assessing overdraft and certain other service charges. Additionally, financial services revenue was impacted as we were limited in executing client transactions, especially new account activity during the disruption. For the three-months ended June 30, 2023, increases to service charges and fee income of $64,000 and insurance and investment revenue of $64,000 were offset by decreases in card processing fees of $84,000 and mortgage income of $34,000, as compared to the three-months ended June 30, 2022.

Non-interest expense was $7.0 million for the quarter ended June 30, 2023 compared to $6.7 million for the quarter ended June 30, 2022. The $377,000 increase was impacted by increases in salaries and employee benefits, which increased $270,000, as well as other operating expenses, which increased $131,000. The increase in salaries and employee benefits related to performance raises and benefits enhancements initiated in the first quarter of 2023. The quarter-over-quarter increase in other operating expenses was due to increases in deposit insurance premium, professional fees, marketing and business development costs, and data processing and telecommunication costs. These quarter-over-quarter increases were due to a combination of adjustments due to contractual or inflationary factors, along with decisions to increase or incur certain costs as part of our overall strategic plan.

The efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, increased to 74.81% for the second quarter of 2023 from 72.43% for the second quarter of 2022. We continue to assess our operational procedures and structure to improve efficiencies and contain costs.

Income tax expense for the second quarter of 2023 totaled $497,000, a decrease of $39,000, or 7.28% from $536,000 recorded during the same period in 2022. The effective tax rate for the three months ended June 30, 2023, was 22.39%, compared to 21.80% for the same period in 2022.

Comparison of the Six Months ended June 30, 2023 and 2022

Year-to-date highlights include:

·	Net interest income improved to $14.1 million for the first half of 2023, an improvement of $602,000 or 4.47%, compared to the first half of 2022;
·	Net interest margin was 3.77% for the first half of 2023, an increase of 25 bps compared to 3.52% for the first half of 2022;
·	Provision for credit losses was $149,000 for the first half of 2023, a reduction of $26,000, or 14.86%, compared to the first half of 2022;
·	Noninterest income was $4.8 million, an increase of $85,000, or 1.80%, compared to the first half of 2022;
·	Salaries and employee benefits expense was $7.2 million, an increase of $545,000, or 8.19%, compared to the first half of 2022; and
·	Total noninterest expense was $13.9 million, an increase of $806,000, or 6.15%, compared to the first half of 2022.

During the six months ended June 30, 2023, compared to the same period in 2022, net income decreased 2.60% to $3.7 million from $3.8 million. Although net interest income and non-interest income increased, total non-interest expense increased at a greater percentage. The following table presents the rates earned on earning assets and paid on interest-bearing liabilities for the periods indicated.

Net Interest Margin Analysis Average Balances, Income and Expense, and Yields and Rates
Six Months Ended June 30,
	2023			2022
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$593,455	$15,258	5.18%	$596,813	$13,465	4.55%
Mortgage loans held for sale	2	-	-%	69	1	4.33%
Federal funds sold	652	16	4.95%	203	1	0.49%
Interest bearing deposits in other banks	46,125	1,083	4.73%	61,094	179	0.59%
Taxable investment securities	111,713	1,183	2.14%	114,190	971	1.70%
Total earning assets	751,947	17,540	4.70%	772,369	14,617	3.82%
Less: Allowance for loans losses	(6,864)			(6,867)
Non-earning assets	37,388			46,335
Total assets	$782,471			$811,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$78,077	$208	0.54%	$69,523	$35	0.10%
Savings and money market deposits	164,590	515	0.63%	195,780	78	0.08%
Time deposits	206,983	2,068	2.01%	192,064	720	0.76%
Total interest-bearing deposits	449,650	2,791	1.25%	457,367	833	0.37%
FHLB advances	3,978	76	3.85%	6,381	71	2.21%
Trust preferred securities	16,496	606	7.41%	16,496	248	2.98%
Total interest-bearing liabilities	470,124	3,473	1.49%	480,244	1,152	0.48%
Non-interest-bearing deposits	244,489	-	-%	263,509	-	-%
Total deposit liabilities and cost of funds	714,613	3,473	0.97%	743,753	1,152	0.31%
Other liabilities	8,632			7,773
Total liabilities	723,245			751,526
Shareholders’ equity	59,226			60,188
Total liabilities and shareholders’ equity	$782,471			$811,714
Net interest income		$14,067			$13,465
Net interest margin			3.77%			3.52%
Net interest spread			3.21%			3.33%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Volume and Rate Analysis

Increase (decrease)

	Six Months Ended June 30, 2023 versus 2022
(Dollars are in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest income:
Loans	$(254)	$2,047	$1,793
Mortgage loans held for sale	(1)	—	(1)
Federal funds sold	3	12	15
Interest bearing deposits in other banks	(54)	958	904
Taxable investment securities	23	189	212
Total earning assets	(283)	3,206	2,923
Interest expense:
Interest-bearing demand deposits	7	166	173
Savings and money market deposits	(16)	453	437
Time deposits	76	1,272	1,348
FHLB advances	(14)	19	5
Trust preferred securities	—	358	358
Total interest-bearing liabilities	53	2,268	2,321
Change in net interest income	$(336)	$938	$602

Based on our current assessment of the loan portfolio and related unfunded commitments, a provision of $149,000 was made for the six months ended June 30, 2023. The allowance for credit losses as a percentage of loans decreased from 1.15% at December 31, 2022 to 1.12% as of June 30, 2023. For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 2, Summary of Significant Accounting Polices and Note 7, Allowance for Credit Losses, in Item 1 of this Form 10-Q.

Non-interest income increased $85,000 to $4.8 million for the six months ended June 30, 2023 from $4.7 million for the comparable period in 2022. The primary drivers of the increase were the sales of the former call center building in Bristol, Virginia and a former branch office in Big Stone Gap, Virginia, which resulted in a combined gain of $130,000, and an increase in brokerage revenue of $84,000. This was offset by decreases in service charge income and card processing fees totaling a combined $128,000 during the period. Service charge income decreased due to changes made in 2022 in assessing certain charges that reduced the number of transactions subject to such fees. Fees from debit card activity declined as customer discretionary funds have begun to decline and customer spending habits have begun to normalize. In addition, as discussed previously, certain service fees and other revenues, adversely impacted by the cybersecurity incident in June of 2022, recovered in 2023.

Non-interest expense was $13.9 million for the six months ended June 30, 2023 compared to $13.1 million for the six months ended June 30, 2022. The $806,000 increase was impacted by increases in salaries and employee benefits of $545,000 as well as data processing and telecommunications expenses of $106,000, professional fees of $203,000, and deposit insurance of $73,000. These increases were partially offset by decreases in occupancy expenses of $88,000, and costs associated with other real estate owned, which decreased $129,000 over the comparative six-month period.

The efficiency ratio, a non-GAAP measure, increased to 73.68% for the six months ended June 30, 2023 from 72.03% for the six months ended June 30, 2022.

Income tax expense for the six months ended June 30, 2023 totaled $1.1 million, an increase of $7,000, or 0.66% from $1.1 million recorded during the same period in 2022. The effective tax rate for the six months ended June 30, 2023, was 22.28%, compared to 21.71% for the same period in 2022.

Balance Sheet

Total assets as of June 30, 2023 were $803.0 million, an increase of $27.6 million, or 3.6%, from $775.4 million as of December 31, 2022. Gross loans increased $24.4 million, or 4.2%, during 2023, due to continued loan demand with less incentives for prepayments by borrowers due to the higher interest rate environment. Investment securities decreased $3.0 million during 2023 primarily due to a decrease of $1.2 million in the unrealized loss position, offset by principal repayments of amortizing investments of $3.4 million and the maturity of U.S. government agency securities of $732,000. All of the Company’s investments are designated as available-for-sale.

Gross loans receivable increased $24.4 million to $609.0 million as of June 30, 2023 from $584.6 million as of December 31, 2022. Commercial real estate loans increased $12.7 million, or 6.50%, from December 31, 2022 to June 30, 2023. Residential 1-4 family and multifamily loans, each, increased $4.4 million individually from December 31, 2022 to June 30, 2023. These increases were a result of continuing loan demand.

Total deposits increased $15.4 million from $692.7 million as of December 31, 2022 to $708.1 million as of June 30, 2023. The increase related primarily to interest-bearing deposits which increased $18.2 million. The increase was due to efforts to attract and retain time deposits, combined with cyclical funds inflows. As a result of these efforts, total time deposits increased $31.9 million during the first six months of 2023. The increase in time deposits contributed to the increase in our cost of funds, as previously discussed, due to the rising interest rate environment experienced over the past 18 months.

In May 2023, an advance from the Federal Home Loan Bank (“FHLB”) in the amount of $10.0 million was drawn with an interest rate of 3.51% and a maturity date of May 4, 2028 to support pending loan closings. There were no FHLB advances outstanding as of December 31, 2022.

Trust preferred securities of $16.5 million as of June 30, 2023 remained unchanged in comparison to December 31, 2022.

During the first six months of 2023 total shareholders’ equity increased $2.9 million to $60.2 million as of June 30, 2023, as the net unrealized loss on available-for-sale investment securities decreased $1.2 million, which when combined with year-to-date earnings of $3.7 million, more than offset a cash dividend payment of $1.4 million and the repurchase of common stock totaling $101,000. Additionally, the implementation of the current expected credit loss (“CECL”) methodology, resulted in a one-time net of tax, direct charge to retained earnings of $212,000. Consequently, book value per share has increased to $2.53 as of June 30, 2023 compared to $2.40 at December 31, 2022. The Bank remains well capitalized per regulatory guidance.

Asset Quality

Nonperforming assets include nonaccrual loans, other real estate owned (“OREO”) and loans past due more than 90 days which are still accruing interest. Our policy is to place loans on nonaccrual status once they reach 90 days past due. The makeup of the nonaccrual loans is primarily those secured by residential mortgages and commercial real estate. OREO is primarily comprised of residential and commercial lots.

Nonperforming assets totaled $2.8 million as of June 30, 2023, a decline of $826,000, or 22.48%, since year-end 2022, driven by a decrease of $826,000 in nonaccrual loans. The decrease in nonaccrual loans is attributed to a general improvement in the performance of nonaccrual loans, resulting in several accounts being returned to accruing status. No loans 90 days or more past due are accruing interest. Nonperforming assets as a percentage of total assets were 0.35% as of June 30, 2023, and 0.47% at December 31, 2022.

As of June 30, 2023, OREO is primarily made up of residential and commercial lots acquired through foreclosure. As of June 30, 2023, OREO totaled $261,000, unchanged from December 31, 2022. Expenses associated with OREO were $10,000 for the quarter ended June 30, 2023 compared to $15,000 for the quarter ended June 30, 2022, due to costs associated with the sale of OREO owned during the second quarter of 2022.

For detailed information on nonaccrual loans and other real estate owned as of June 30, 2023 and December 31, 2022, refer to Note 6 Loans and Note 10 Other Real Estate Owned in Item 1 of this Form 10-Q.

Loans rated substandard or below totaled $2.6 million as of June 30, 2023, a decrease of $849,000 from $3.4 million at December 31, 2022. Total past due loans decreased to $3.7 million as of June 30, 2023 from $5.5 million at December 31, 2022.

Our allowance for credit losses as of June 30, 2023 was $6.8 million or 1.12% of total loans as compared to $6.7 million, or 1.15% of total loans at December 31, 2022. Individually evaluated loans totaled $639,000 with an estimated related specific allowance of $121,000 as of June 30, 2023, as compared to $2.7 million as of December 31, 2022 with an estimated related specific allowance of $86,000 of impaired loans at the end of 2022. A provision of $149,000 was recorded for the first six months of 2023 compared to $175,000 during the first six months of 2022.

In the first six months of 2023, net charge-offs totaled $49,000, or 0.02% of average loans, annualized, as compared to $94,000, or 0.03%, of average loans, annualized, for the same period in 2022. The allowance for credit losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the CECL model to best reflect the risks in the portfolio. However, future provisions may be deemed necessary. During the first six months of 2023, we made modest adjustments to our qualitative factors, to consider risk factors associated with commercial real estate and residential mortgage loans, as part of our CECL implementation. Those changes, along with the assessment of the historical and specific risks associated with the loan portfolio, resulted in a net provision for credit losses of $149,000, of which $216,000 was provided for the loan portfolio; offset by a reduction of the allowance for unfunded commitments of $67,000. The following table summarizes components of the allowance for credit losses and related loans as of June 30, 2023 and December 31, 2022:

Selected Credit Ratios
	June 30,	December 31,
(Dollars are in thousands)	2023	2022
Allowance for loan losses	$6,814	$6,727
Total loans	609,038	584,613
Allowance for credit losses to total loans	1.12%	1.15%
Nonaccrual loans	$2,587	$3,413
Nonaccrual loans to total loans	0.42%	0.58%

Ratio of allowance for credit losses to nonaccrual loans	2.63X	1.97X

Charge-offs net of recoveries[1]	$98	$633
Average loans	$593,457	$591,179
Net charge-offs to average loans[1]	0.02%	0.11%

1 - Annualized

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset, excluding the deferred tax asset on the unrealized loss on securities available-for-sale, of $4.4 million and $4.6 million existed as of June 30, 2023 and December 31, 2022, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses. The implementation of the CECL methodology resulted in a one-time deferred tax charge of $56,000. Refer to Note 2 Summary of Significant Accounting Policies in Part 1 of this Form 10-Q

Capital Resources

Total shareholders’ equity as of June 30, 2023 was $60.2 million compared to $57.2 million at December 31, 2022, an increase of $2.9 million, or 5.1%. The increase was driven by a decrease in net unrealized loss on available-for-sale securities of $937,000, which, when combined with year-to-date earnings of $3.7 million, more than offset a cash dividend payment of $1.4 million and the repurchase of common stock totaling $101,000. Additionally, the implementation of the CECL methodology resulted in a onetime net of tax direct charge to retained earnings of $212,000.

The Company meets the eligibility criteria to be classified as a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and is therefore not obligated to report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank’s capital ratios along with the minimum regulatory thresholds to be considered well-capitalized are presented in Note 4 in Item 1 of this Form 10-Q.

As of June 30, 2023, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $2.53 and $2.40 as of June 30, 2023 and December 31, 2022, respectively.

Other key performance indicators are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Return on average assets[1]	0.88%	0.94%	0.96%	0.95%
Return on average shareholders’ equity[1]	11.62%	13.45%	12.75%	12.88%
Average equity to average assets	7.55%	6.99%	7.57%	7.41%

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

On April 28, 2022, the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through March 31, 2023. As previously reported, this plan was extended by the Board of Directors through March 31, 2024. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. As of June 30, 2023, the Company has repurchased 119,229 shares at an average price of $2.29 per share. During the quarter ended June 30, 2023, the Company repurchased 25,702 shares at an average price of $2.18 per share. There is no assurance that the Company will purchase any additional shares under this program.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available-for-sale securities.

As of June 30, 2023, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $56.2 million, which is net of the $36.9 million of securities pledged as collateral. Investment securities available-for-sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Due to the unrealized loss on securities available-for-sale, the sale of investments would not be considered a primary source of liquidity due to the immediate impact on regulatory capital; however, the majority of the portfolio is considered high credit quality investments and would be available to pledge against borrowings.

Our loan to deposit ratio was 86.01% and 84.40% as of June 30, 2023 and December 31, 2022, respectively. Generally, our policy has been to manage this ratio at or below 90.00%.

Available third-party sources of liquidity as of June 30, 2023 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. Additionally, in March 2023, the Federal Reserve Bank initiated a supplemental term funding program offering borrowings, of up to one year, secured by securities valued at par rather than market value. This program offers an additional source of liquidity against high quality securities, rather than liquidating securities should a need for additional funds arise. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

We have used our line of credit with the FHLB to issue a letter of credit totaling $12.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on the letter of credit have been issued. This letter of credit is considered to be a draw on our FHLB line of credit. In May 2023, we borrowed $10 million from FHLB, through a fixed rate 5-year advance, to support loan fundings and other general liquidity needs. An additional $176.5 million was available as of June 30, 2023 on the $198.5 million line of credit, of which $106.7 million is secured by a blanket lien on our residential real estate loans.

We held no brokered deposits as of June 30, 2023 and December 31, 2022. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the rate paid on deposits is shown in the net interest margin analysis tables. Total Certificate of Deposit Registry Services (“CDARS”) time deposits were $2.6 million and $1.4 million as of June 30, 2023 and December 31, 2022, respectively. Aside from the availability of CDARS time deposits, we also offer a similar deposit product for transaction account customers Intrafi Cash Service (“ICS”). As of June 30, 2023 approximately $27.3 million were placed in this product as compared to $23.9 million at December 31, 2022. Both the CDARS and ICS offerings assist us in maintaining deposit relationships, while assuring the depositors’ funds retain federal deposit insurance coverage.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, while we do not anticipate using this as a primary funding source, securities with an estimated market value of $36.9 million were pledged as of June 30, 2023.

In March and May of 2023, three regional banks, each with assets in excess of $100.0 billion, were taken into receivership through FDIC and were sold in-whole, or in part to other financial institutions. Two of these banks, Silicon Valley Bank (“SVB”) headquartered in Santa Clara, California, and First Republic Bank headquartered in San Francisco, California, experienced significant outflows of deposit funds fueled by concerns of large commercial and retail deposit customers holding funds far in excess of the FDIC insured limits at both institutions. These concerns, in SVB’s case, related to unrealized losses in SVB’s investment portfolio combined with the long-term maturities of the investments and other earning assets held by SVB. The concerns for First Republic Bank related to exposure to long-term jumbo mortgages made to preferred deposit customers and the impact to net interest income and the value of those mortgages in the rising rate environment. While we, or any other financial institution, can be impacted by sudden changes in market conditions or customer sentiment, we believe that our funding and liquidity management strategies and procedures are sound. In addition, our deposit customer base is diverse without significant exposure to uninsured deposit relationships. Prior to receivership of these financial institutions our deposit fluctuations were largely tied to cyclical events and inflows and outflows related to customers seeking higher interest rates. Since the date of these receiverships, we have not experienced any significant or unusual deposit outflows and we took steps to successfully test certain liquidity facilities in the event of any future deposit outflows.

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

The bank holding company has approximately $449,000 in cash on deposit at the Bank as of June 30, 2023. The holding company receives periodic dividend payments from the Bank which are used to pay operating expenses, to pay trust preferred interest payments and discretionary principal payments, and to fund dividend payments to shareholders and repurchase shares. The Company makes quarterly interest payments on the trust preferred securities.

As discussed in the Capital Resources section, the Company is authorized to repurchase up to 500,000 shares of the Company’s outstanding common stock through March 31, 2024. Payments for any repurchases will be distributed from available funds, or from dividend payments from the Bank, and are not expected to have a material impact on available liquidity.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the six months ended June 30, 2023, to the off-balance sheet items and the contractual obligations disclosed in our 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. As of June 30, 2023, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities – None

(b)	Use of Proceeds – Not Applicable

(c)	Issuer Purchases of Securities

Stock Repurchase Program

The Company has an approved one-year stock repurchase program that authorizes the repurchase of up to 500,000 of the Company’s common shares that was extended through March 31, 2024. Repurchases may be made through open market purchases or in privately negotiated transactions. Shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company.

Shares of the Company’s common stock were repurchased during the three months ended June 30, 2023, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 380,771 shares of common stock.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
April 30, 2023		2,911	$2.20	2,911	403,562
May 31, 2023		7,029	$2.09	7,029	396,533
June 30, 2023		15,762	$2.21	15,762	380,771
	Total	25,702	$2.18	25,702

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2022, filed on March 31,2023).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s Form 10-Q for the quarterly period ended June 30, 2023, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	August 14, 2023

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	August 14, 2023