Form 10-Q
period 2023-09-30
NEW PEOPLES BANKSHARES INC
filed 2023-11-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X[	Smaller reporting company [X]
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

The number of shares outstanding of the registrant’s common stock was 23,769,561 as of November 8, 2023.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	15,670	$13,979
Interest-bearing deposits with banks	37,142	46,747
Federal funds sold	65	960
Total cash and cash equivalents	52,877	61,686
Investment securities available-for-sale	87,452	96,076
Loans receivable	626,203	584,613
Allowance for credit losses	(6,908)	(6,727)
Net loans	619,295	577,886
Bank premises and equipment, net	18,554	19,290
Other real estate owned	261	261
Accrued interest receivable	2,749	2,555
Deferred taxes, net	4,973	4,623
Bank owned life insurance	4,593	4,549
Right-of-use assets – operating leases	3,472	3,725
Other assets	5,727	4,707
Total assets	799,953	$775,358
LIABILITIES
Deposits:
Noninterest bearing	240,283	$249,924
Interest-bearing	464,539	442,783
Total deposits	704,822	692,707
Borrowed funds	26,496	16,496
Lease liabilities – operating leases	3,472	3,725
Accrued interest payable	1,097	526
Accrued expenses and other liabilities	4,108	4,685
Total liabilities	739,995	718,139
SHAREHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized;
23,783,104 and 23,848,491 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	47,566	47,697
Additional paid-in-capital	14,530	14,546
Retained earnings	12,909	8,917
Accumulated other comprehensive loss	(15,047)	(13,941)
Total shareholders’ equity	59,958	57,219
Total liabilities and shareholders’ equity	799,953	$775,358

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

INTEREST AND DIVIDEND INCOME	2023	2022	2023	2022
Loans including fees	$8,453	7,010	$23,711	$20,476
Federal funds sold	4	2	20	3
Interest-earning deposits with banks	559	559	1,642	738
Investments	535	505	1,642	1,422
Dividends on equity securities (restricted)	34	34	110	88
Total interest and dividend income	9,585	8,110	27,125	22,727

INTEREST EXPENSE
Deposits	2,110	418	4,902	1,252
Borrowed funds	434	492	1,115	810
Total interest expense	2,544	910	6,017	2,062

NET INTEREST INCOME	7,041	7,200	21,108	20,665

PROVISION FOR CREDIT LOSSES	155	225	304	400

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	6,886	6,975	20,804	20,265

NONINTEREST INCOME
Service charges and fees	1,020	1,069	2,896	2,973
Card processing and interchange	942	915	2,784	2,858
Insurance and investment fees	268	167	830	650
Other noninterest income	206	38	727	425
Total noninterest income	2,436	2,189	7,237	6,906

NONINTEREST EXPENSES
Salaries and employee benefits	3,567	3,290	10,768	9,947
Occupancy and equipment expense	945	1,177	2,881	3,200
Data processing and telecommunications	618	607	1,877	1,762
Other operating expenses	1,753	1,525	5,259	4,787
Total noninterest expenses	6,883	6,599	20,785	19,696

INCOME BEFORE INCOME TAXES	2,439	2,565	7,256	7,475

INCOME TAX EXPENSE	549	579	1,621	1,645

NET INCOME	$1,890	1,986	$5,635	$5,830

Earnings per share
Basic and diluted	$0.08	0.08	$0.24	$0.24

Average Weighted Shares of Common Stock
Basic and diluted	23,793,170	23,893,224	23,817,236	23,910,287

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

NET INCOME	$1,890	$1,986	$5,635	$5,830

Other comprehensive (loss) income:
Investment securities activity
Unrealized losses arising during the period	(2,585)	(3,614)	(1,398)	(16,369)
Related tax benefit	542	759	292	3,437
TOTAL OTHER COMPREHENSIVE LOSS	(2,043)	(2,855)	(1,106)	(12,932)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(153)	$(869)	$4,529	$(7,102)

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2022	23,906	$47,811	$14,565	$4,679	$(10,891)	$56,164
Net income	—	—	—	1,986	—	1,986
Other comprehensive loss, net of tax	—	—	—	—	(2,855)	(2,855)
Repurchase of common stock	(28)	(56)	(9)	—	—	(65)
Balance, September 30, 2022	23,878	$47,755	$14,556	$6,665	$(13,746)	$55,230

Balance, December 31, 2021	23,922	$47,844	$14,570	$2,756	$(814)	$63,631
Net income	—	—	—	5,830	—	5,830
Other comprehensive loss, net of tax	—	—	—	—	(12,932)	(12,932)
Cash dividend declared ($0.05 per share)	—	—	—	(1,196)	—	(1,196)
Repurchase of common stock	(44)	(89)	(14)	—	—	(103)
Balance, September 30, 2022	23,878	$47,755	$14,556	$6,665	$(13,746)	$55,230

Balance, June 30, 2023	23,803	$47,606	$14,536	$11,019	$(13,004)	$60,157
Net income	—	—	—	1,890	—	1,890
Other comprehensive loss, net of tax	—	—	—	—	(2,043)	(2,043)
Repurchase of common stock	(20)	(40)	(6)	—	—	(46)
Balance, September 30, 2023	23,783	$47,566	$14,530	$12,909	$(15,047)	$59,958

Balance, December 31, 2022	23,848	$47,697	$14,546	$8,917	$(13,941)	$57,219
Adoption of ASU 2016-13	—	—	—	(212)	—	(212)
Net income	—	—	—	5,635	—	5,635
Other comprehensive loss, net of tax	—	—	—	—	(1,106)	(1,106)
Repurchase of common stock	(65)	(131)	(16)	—	—	(147)
Cash dividend declared ($0.06 per share)	—	—	—	(1,431)	—	(1,431)
Balance, September 30, 2023	23,783	$47,566	$14,530	$12,909	$(15,047)	$59,958

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(IN THOUSANDS)

(UNAUDITED)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,635	$5,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,203	1,337
Provision for credit losses	304	400
Income (loss) on bank owned life insurance	(44)	83
Gain on sale of mortgage loans	(4)	(27)
Gain (loss) on sale or disposal of premises and equipment	(117)	195
Gain on sale of other real estate owned	—	(70)
Loans originated for sale	(81)	(1,503)
Proceeds from sales of loans originated for sale	85	1,530
Adjustment of carrying value of other real estate owned	—	137
Net amortization/accretion of bond premiums/discounts	225	392
Deferred tax (benefit) expense	(2)	540
Net change in:
Accrued interest receivable	(194)	(62)
Other assets	(395)	(693)
Accrued interest payable	571	83
Accrued expenses and other liabilities	(852)	1,136
Net cash provided by operating activities	6,334	9,308

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(41,706)	14,039
Purchase of securities available-for-sale	(500)	(19,790)
Proceeds from repayments and maturities of securities available-for-sale	7,501	11,542
Net purchase of equity securities (restricted)	(625)	(964)
Payments for the purchase of premises and equipment	(1,159)	(478)
Proceeds from sale of premises and equipment	809	6
Proceeds from sales of other real estate owned	—	207
Net cash (used in) provided by investing activities	(35,680)	4,562

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short term borrowings	—	25,000
Issuance of long-term debt	10,000	—
Net change in noninterest bearing deposits	(9,641)	17,795
Net change in interest-bearing deposits	21,756	(1,394)
Dividends paid	(1,431)	(1,196)
Repurchase of common stock	(147)	(103)
Net cash provided by financing activities	20,537	40,102

Net (decrease) increase in cash and cash equivalents	(8,809)	53,972
Cash and cash equivalents, beginning of the period	61,686	60,946
Cash and cash equivalents, end of the period	$52,877	$114,918

Supplemental disclosure of cash paid during the period for:
Interest	$5,446	$1,979
Taxes	2,925	325
Supplemental disclosure of non-cash transactions:
Loans made to finance sale of other real estate owned	—	711
Change in unrealized losses on securities available-for-sale	(1,398)	(16,369)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2023 and December 31, 2022, and the results of operations for the three- and nine-month periods ended September 30, 2023 and 2022. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

The following table illustrates the impact on the allowance for credit losses from the adoption of ASC 326:

	January 1, 2023 As Reported Under ASC 326	December 31, 2022 Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
(Dollars in thousands)
Assets:
Loans, at amortized cost	$584,613	$584,613	$—

Allowance for credit losses on loans:
Real estate secured:
Commercial	2,065	2,364	(299)
Construction and land development	509	345	164
Residential 1-4 family	2,639	2,364	275
Multifamily	274	262	12
Farmland	228	153	75
Total real estate loans	5,715	5,488	227
Commercial	622	381	241
Agriculture	27	32	(5)
Consumer and other loans	283	386	(103)
Unallocated	—	440	(440)
Total allowance for credit losses for loans	6,647	6,727	(80)

Deferred tax asset	4,679	4,623	56

Liabilities:
Allowance for credit losses for unfunded commitments	348	—	348

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of September 30, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $2.2 million at September 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Similar to its policy under previous GAAP, the Company continues to identify modifications to loans and to determine whether the borrower is experiencing financial difficulty. If the Company determines that the borrower is experiencing financial difficulty, the loan's risk rating is evaluated to determine whether it falls within the regulatory definition of “criticized” and requires individual evaluation. Under previous GAAP, modifications to loans when the borrower was experiencing financial difficulty were designated as TDRs and were individually evaluated for the duration of the loan. Under CECL, if a previously modified loan with financial difficulty is subsequently upgraded to a pass rating, it will no longer be individually evaluated.

NOTE 3 EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three-month and nine-month periods ended September 30, 2023 and 2022, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars in thousands, except share and per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income	$1,890	$1,986	$5,635	$5,830
Weighted average shares outstanding	23,793,170	23,893,224	23,817,236	23,910,287
Weighted average dilutive shares outstanding	23,793,170	23,893,224	23,817,236	23,910,287

Basic and diluted earnings per share	$0.08	$0.08	$0.24	$0.24

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

To qualify as a "Small Bank Holding Company" under federal regulations, a bank must have consolidated assets of $3.0 billion or less. The primary benefit of being deemed a "Small Bank Holding Company" is the exemption from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer required is 2.50%. At September 30, 2023, the Bank had a capital conservation buffer of 8.46%. Amounts recorded to accumulated other comprehensive income (loss) are not included in computing regulatory capital. Management believes as of September 30, 2023, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three-year period the Day 1 adverse regulatory capital effects of the CECL accounting standard. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years. The final rule was adopted and became effective in September 2020. The Company implemented the CECL model commending January 1, 2023, and elected not to phase in the effect of CECL on regulatory capital.

The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2023 and December 31, 2022, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023:
Total capital to risk weighted assets	97,384	16.46%	$47,342	8.00%	$59,178	10.00%
Tier 1 capital to risk weighted assets	90,201	15.24%	35,507	6.00%	47,342	8.00%
Tier 1 capital to average assets	90,201	11.06%	32,625	4.00%	40,781	5.00%
Common equity Tier 1 capital
to risk weighted assets	90,201	15.24%	26,630	4.50%	38,465	6.50%

December 31, 2022:
Total capital to risk weighted assets	93,028	16.50%	$45,106	8.00%	$56,382	10.00%
Tier 1 capital to risk weighted assets	86,301	15.31%	33,829	6.00%	45,106	8.00%
Tier 1 capital to average assets	86,301	10.40%	33,206	4.00%	41,508	5.00%
Common equity Tier 1 capital
to risk weighted assets	86,301	15.31%	25,372	4.50%	36,648	6.50%

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (“AFS”) securities as of September 30, 2023 and December 31, 2022 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2023
U.S. Treasuries	$11,649	$—	$919	$10,730
U.S. Government Agencies	9,619	3	843	8,779
Taxable municipals	22,989	—	6,259	16,730
Corporate bonds	3,003	—	390	2,613
Mortgage backed securities	59,238	—	10,638	48,600
Total securities available-for-sale	$106,498	$3	$19,049	$87,452
December 31, 2022
U.S. Treasuries	$12,642	$—	$957	$11,685
U.S. Government Agencies	10,129	4	734	9,399
Taxable municipals	23,022	—	6,207	16,815
Corporate bonds	3,512	—	376	3,136
Mortgage backed securities	64,419	—	9,378	55,041
Total securities available-for-sale	$113,724	$4	$17,652	$96,076

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
U. S. Treasuries	$—	$—	$10,730	$919	$10,730	$919
U.S. Government Agencies	—	—	8,081	843	8,081	843
Taxable municipals	464	36	16,266	6,223	16,730	6,259
Corporate bonds	481	19	2,132	371	2,613	390
Mortgage backed securities	50	1	48,550	10,637	48,600	10,638
Total securities available-for-sale	$995	$56	$85,759	$18,993	$86,754	$19,049
December 31, 2022
U.S. Treasuries	$4,761	$145	$6,922	$812	$11,683	$957
U.S. Government Agencies	5,925	348	3,295	386	9,220	734
Taxable municipals	3,689	1,113	13,127	5,094	16,816	6,207
Corporate bonds	2,375	136	761	240	3,136	376
Mortgage backed securities	11,338	861	43,612	8,517	54,950	9,378
Total securities available-for-sale	$28,088	$2,603	$67,717	$15,049	$95,805	$17,652

As of September 30, 2023, there were 212 securities in a loss position, of which 209 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not plan to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities are past due as to principal or interest payments and a number of these securities have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified.”

Investment securities with a carrying value of $35.3 million and $27.3 million as of September 30, 2023 and December 31, 2022, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of available-for-sale investment securities during the three and nine months ended September 30, 2023 and 2022.

The amortized cost and fair value of investment securities as of September 30, 2023, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$2,003	$1,966	2.33%
Due after one year through five years	14,691	13,714	2.11%
Due after five years through ten years	17,932	15,239	2.17%
Due after ten years	71,872	56,533	1.90%
Total	$106,498	$87,452	1.99%

The Bank, as a member bank of the Federal Reserve Bank of Richmond (Federal Reserve Bank) and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in other assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.7 million and $2.1 million as of September 30, 2023 and December 31, 2022, respectively. The stock has no quoted market value and no ready market exists. When evaluating these securities for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Equity securities are viewed as long-term investments and management believes the Company has the ability and the intent to hold these securities until their value is recovered.

NOTE 6 LOANS

Loans receivable outstanding as of September 30, 2023, and December 31, 2022, are summarized as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Real estate secured:
Commercial	$222,119	$197,069
Construction and land development	42,278	42,470
Residential 1-4 family	235,584	227,232
Multifamily	34,072	29,710
Farmland	17,599	17,744
Total real estate loans	551,652	514,225
Commercial	48,943	46,697
Agriculture	3,180	3,756
Consumer installment loans	21,871	19,309
All other loans	557	626
Total loans	$626,203	$584,613

Also included in total loans above are deferred loan fees of $1.8 million and $1.6 million as of September 30, 2023 and December 31, 2022, respectively. Deferred loan costs were $2.0 million and $1.9 million, as of September 30, 2023 and December 31, 2022, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or costs is recognized at that time.

Loans receivable on nonaccrual status as of September 30, 2023, and December 31, 2022, are summarized as follows:

	CECL			Incurred Loss
	September 30, 2023			December 31, 2022
(Dollars in thousands)	With No Allowance	With an Allowance	Total
Real estate secured:
Commercial	$-	$268	$268	$-
Construction and land development	-	-	-	471
Residential 1-4 family	2,342	-	2,342	2,597
Multifamily	199	-	199	268
Farmland	-	-	-	41
Total real estate loans	2,541	268	2,809	3,377
Commercial	-	-	-	-
Consumer installment loans and other loans	3	-	3	36
Total loans receivable on nonaccrual status	$2,544	$268	$2,812	$3,413

Total interest income not recognized on nonaccrual loans for the nine months ended September 30, 2023, and September 30, 2022, was $33,000 and $22,000, respectively.

Prior to the adoption of ASU 2016-13, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans included loans on nonaccrual status and accruing troubled debt restructurings. When determining if the Company would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considered the borrower’s capacity to pay, which included such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. The Company individually assessed for impairment all nonaccrual loans greater than $250,000 and all troubled debt restructurings, whether or not currently classified as such. The tables below include all loans deemed impaired, whether or not individually assessed for impairment. If a loan was deemed impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured, in which case interest was recognized on a cash basis.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2022:

As of December 31, 2022 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real estate secured:
Commercial	$90	$131	$—	$124
Construction and land development	471	491	—	114
Residential 1-4 family	1,617	1,972	—	1,585
Multifamily	—	—	—	—
Farmland	248	417	—	307
Commercial	23	31	—	14
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	1
All other loans	—	—	—	—
With an allowance recorded:
Real estate secured:
Commercial	268	338	63	407
Construction and land development	—	—	—	291
Residential 1-4 family	32	48	23	201
Multifamily	—	—	—	20
Farmland	—	—	—	63
Commercial	—	—	—	27
Agriculture	—	—	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—
Total	$2,749	$3,428	$86	$3,154

Upon adoption of ASU 2016-13 the Company began evaluating loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods as described in Note 2 Summary of Significant Accounting Policies. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as September 30, 2023:

As of September 30, 2023 (Dollars in thousands)	Unpaid Principal Balance	Related Allowance
Real estate secured:
Commercial	$268	$64
Construction and land development	—	—
Residential 1-4 family	—	—
Multifamily	—	—
Farmland	—	—
Total real estate secured	268	64
Commercial	—	—
Agriculture	77	51
Consumer installment loans	—	—
Total	$345	$115

The following table is an age analysis of past due loans receivable as of September 30, 2023, segregated by class:

September 30, 2023 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$306	$—	$268	$574	$221,545	$222,119
Construction and land development	5	—	—	5	42,273	42,278
Residential 1-4 family	1,769	624	556	2,949	232,635	235,584
Multifamily	—	—	199	199	33,873	34,072
Farmland	345	—	—	345	17,254	17,599
Total real estate loans	2,425	624	1,023	4,072	547,580	551,652
Commercial	157	—	—	157	48,786	48,943
Agriculture	124	—	—	124	3,056	3,180
Consumer installment loans	92	7	2	101	21,770	21,871
All other loans	—	—	—	—	557	557
Total loans	$2,798	$631	$1,025	$4,454	$621,749	$626,203

The following table is an age analysis of past due loans receivable as of December 31, 2022, segregated by class:

December 31, 2022 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$268	$—	$—	$268	$196,801	$197,069
Construction and land development	89	—	—	89	42,381	42,470
Residential 1-4 family	3,521	543	341	4,405	222,827	227,232
Multifamily	229	—	—	229	29,481	29,710
Farmland	285	—	—	285	17,459	17,744
Total real estate loans	4,392	543	341	5,276	508,949	514,225
Commercial	56	—	—	56	46,641	46,697
Agriculture	—	—	—	—	3,756	3,756
Consumer installment Loans	73	17	17	107	19,202	19,309
All other loans	59	—	—	59	567	626
Total loans	$4,580	$560	$358	$5,498	$579,115	$584,613

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

The following table presents the credit risk grade of loans by origination year as of September 30, 2023:

As of September 30, 2023
(Dollars are in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate
Pass	$31,740	$46,199	$45,916	$30,444	$21,379	$45,068	$1,008	$221,754
Special mention	—	—	—	—	—	96	—	96
Substandard	—	—	—	—	—	269	—	269
Total commercial real estate	$31,740	$46,199	$45,916	$30,444	$21,379	$45,433	$1,008	$222,119

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$9,626	$14,121	$10,137	$4,535	$1,853	$1,839	$61	$42,172
Special mention	—	—	—	—	—	106	—	106
Substandard	—	—	—	—	—	—	—	—
Total construction and land development	$9,626	$14,121	$10,137	$4,535	$1,853	$1,945	$61	$42,278

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$21,278	$35,304	$42,333	$13,941	$14,261	$84,352	$21,598	$233,067
Special mention	—	—	—	—	—	171	—	171
Substandard	87	—	104	—	39	2,086	30	2,346
Total residential 1-4 family	$21,365	$35,304	$42,437	$13,941	$14,300	$86,609	$21,628	$235,584

Current period gross charge-offs	$—	$—	$—	$—	$—	$(6)	$—	$(6)

Multifamily
Pass	$4,815	$11,699	$8,053	$2,657	$1,093	$5,556	$—	$33,873
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	199	—	199
Total multifamily	$4,815	$11,699	$8,053	$2,657	$1,093	$5,755	$—	$34,072

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$1,770	$2,236	$3,444	$797	$1,218	$7,944	$—	$17,409
Special mention	—	—	—	—	1	189	—	190
Substandard	—	—	—	—	—	—	—	—
Total farmland	$1,770	$2,236	$3,444	$797	$1,219	$8,133	$—	$17,599

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$13,321	$11,212	$6,173	$1,746	$2,285	$3,256	$10,947	$48,940
Special mention	—	—	—	—	—	3	—	3
Substandard	—	—	—	—	—	—	—	—
Total commercial	$13,321	$11,212	$6,173	$1,746	$2,285	$3,259	$10,947	$48,943

Current period gross charge-offs	$—	$(5)	$—	$—	$—	$—	$—	$(5)

Agriculture
Pass	$491	$562	$475	$148	$94	$648	$762	$3,180
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total agriculture	$491	$562	$475	$148	$94	$648	$762	$3,180

Current period gross charge-offs	$—	$—	$—	$—	$—	$(59)	$—	$(59)

Consumer and All Other
Pass	$9,076	$5,708	$2,815	$1,081	$721	$1,251	$1,774	$22,426
Special mention	—	1	—	—	—	—	—	1
Substandard	—	—	1	—	—	—	—	1
Total consumer and all other	$9,076	$5,709	$2,816	$1,081	$721	$1,251	$1,774	$22,428

Current period gross charge-offs	$(140)	$(47)	$(11)	$—	$—	$(46)	$—	$(244)

Total	$92,204	$127,042	$119,451	$55,349	$42,944	$153,033	$36,180	$626,203
Total current period gross charge-offs	$(140)	$(52)	$(11)	$—	$—	$(111)	$—	$(314)

The following table presents the credit risk grade of loans as of December 31, 2022, prior to the adoption of ASU 2016-13, under the incurred loss model:

As of December 31, 2022 (Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate secured:
Commercial	$195,376	$1,425	$268	$—	$197,069
Construction and land development	41,882	117	471	—	42,470
Residential 1-4 family	224,228	406	2,598	—	227,232
Multifamily	29,503	207	—	—	29,710
Farmland	16,848	855	41	—	17,744
Total real estate loans	507,837	3,010	3,378	—	514,225
Commercial	46,471	226	—	—	46,697
Agriculture	3,756	—	—	—	3,756
Consumer installment loans	19,272	2	35	—	19,309
All other loans	626	—	—	—	626
Total	$577,962	$3,238	$3,413	$—	$584,613

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

The following table presents a disaggregated analysis of activity in the allowance for credit losses for loans as of September 30, 2023:

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2023
Beginning balance	$2,364	$345	$2,364	$262	$153	$381	$32	$386	$440	$6,727
Adjustment to allowance for adoption of ASU 2016-13	(299)	164	275	12	75	241	(5)	(103)	(440)	(80)
Charge-offs	—	—	(6)	—	—	(5)	(59)	(244)	—	(314)
Recoveries	—	31	26	—	—	8	—	133	—	198
Provision for credit losses	332	(107)	(46)	54	(46)	(34)	60	164	—	377
Ending balance	$2,397	$433	$2,613	$328	$182	$591	$28	$336	$—	$6,908

Three months ended September 30, 2023
Beginning balance	$2,277	$498	$2,583	$290	$192	$576	$85	$313	$—	$6,814
Charge-offs	—	—	(6)	—	—	—	(59)	(71)	—	(136)
Recoveries	—	15	11	—	—	7	—	36	—	69
Provision for credit losses	120	(80)	25	38	(10)	8	2	58	—	161
Ending balance	$2,397	$433	$2,613	$328	$182	$591	$28	$336	$—	$6,908

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

Loans as of September 30, 2022
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

There were no loans modified to borrowers experiencing financial difficulty in the three or nine months ended September 30, 2023. Additionally, there were no loans that had a payment default during the quarter that were modified in the previous 12 months.

Prior to adoption of ASC 2022-02, there were $2.0 million in loans classified as troubled debt restructurings as of December 31, 2022. All loans considered to be troubled debt restructurings are individually evaluated for impairment as part of the allowance for loan losses calculation. No loans modified during the three and nine months ended September 30, 2022 were considered to be troubled debt restructurings.

During the three months ended September 30, 2022, one loan modified as a troubled debt restructuring totaling $6,000 defaulted within twelve months of the loan modification. During the nine months ended September 30, 2022, two loans modified as troubled debt restructurings totaling $73,000 defaulted within twelve months of the loan modification. Generally, a restructured troubled debt is considered to be in default once it becomes 90 days or more past due following a modification.

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

On January 1, 2023, the Company recorded an adjustment to initiate an allowance for credit losses for unfunded commitments of $348,000 for the adoption of ASC Topic 326. For the three and nine months ended September 30, 2023, the Company recorded a reversal to the provision for credit losses for unfunded commitments of $6,000, and $73,000, respectively. As of September 30, 2023, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $275,000.

NOTE 10 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the nine months ended September 30, 2023, and the year ended December 31, 2022:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Balance, beginning of period	$261	$1,361
Additions	—	—
Transfers from premises and equipment	—	—
Proceeds from sales	—	(207)
Proceeds from insurance claims	—	—
Loans made to finance sales	—	(711)
Adjustment of carrying value	—	(197)
Net gains from sales	—	15
Balance, end of period	$261	$261

As of September 30, 2023, two loans totaling $109,145 were in the process of foreclosure.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available-for-sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $87.5 million and $96.1 million as of September 30, 2023 and December 31, 2022, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Assets and liabilities measured at fair value are as follows as of September 30, 2023:

September 30, 2023 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$10,730	$—
U.S. Government Agencies	—	8,779	—
Taxable municipals	—	16,730	—
Corporate bonds	—	2,613	—
Mortgage-backed securities	—	48,600	—

(On a non-recurring basis) Other real estate owned	—	—	261
Collateral dependent loans with ACL:
Commercial real estate	—	—	205
Agriculture			26
Total	$—	$87,452	$492

Assets and liabilities measured at fair value are as follows as of December 31, 2022 (for purpose of this table, the impaired loans are shown net of the related allowance):

December 31, 2022 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$11,685	—
U.S. Government Agencies	—	9,399	$—
Taxable municipals	—	16,815	—
Corporate bonds	—	3,136	—
Mortgage-backed securities	—	55,041	—

(On a non-recurring basis) Other real estate owned	—	—	261
Impaired loans	—	—	213
Total	$—	$96,076	$474

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at September 30, 2023	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Collateral dependent loans with ACL:			Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%
Commercial real estate	$205	$213
Agriculture	26	-

Other Real Estate Owned	$261	$261	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of September 30, 2023, and December 31, 2022, are as follows:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

September 30, 2023
Financial instruments – assets
Net loans	$619,295	$590,220	$—	$—	$590,220

Financial instruments – liabilities
Time deposits	224,841	221,937	—	221,937	—
Borrowed funds	26,496	24,102	—	24,102	—

December 31, 2022
Financial instruments – assets
Net loans	$577,886	$552,675	$—	$552,462	$213

Financial instruments – liabilities
Time deposits	188,233	187,179	—	187,179	—
Borrowed funds	16,496	14,825	—	14,825	—

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

The carrying values of cash and due from banks, federal funds sold, deposits with no stated maturities, and accrued interest approximates fair value and are excluded from the table above.

In accordance with our adoption of Accounting Standards Update (ASU) 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments as of September 30, 2023 and December 31, 2022, represent an approximation of exit price; however, an actual exit price may differ.

NOTE 12 LEASING ACTIVITIES

As of September 30, 2023, the Bank leases four branch offices and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from May 2032 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of September 30, 2023 was 8.85 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of September 30, 2023 was 3.29%.

For the three and nine months ended September 30, 2023, operating lease expenses were $117,000 and $341,000, respectively. For the three and nine months ended September 30, 2022, operating lease expenses were $115,000 and $342,000 respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of September 30, 2023, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2023	$114
2024	456
2025	456
2026	456
2027	477
Thereafter	2,226
Total lease payments	4,185
Less: imputed interest	(713)
Total	$3,472

NOTE 13 BORROWED FUNDS

Included in Borrowed Funds is one FHLB Advance of $10.0 million as of September 30, 2023 bearing an interest rate of 3.51% maturing on May 4, 2028. No FHLB advances were outstanding as of December 31, 2022. For additional information on borrowed funds, refer to Note 18 in Item 8 of Form 10-K for the year ended December 31, 2022.

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. Refer to Note 23 in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of how each revenue stream is accounted for under ASC 606. The following table presents noninterest income by revenue stream for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Service charges and fees	$1,020	$1,069	$2,896	$2,973
Card processing and interchange income	942	915	2,784	2,858
Insurance and investment fees	268	167	830	650
Other noninterest income	206	38	727	425
Total noninterest income	$2,436	$2,189	$7,237	$6,906

NOTE 15 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Other operating expenses	$726	$663	$2,265	$2,003
ATM network expense	386	355	1,116	1,102
Legal, accounting, and professional
fees	305	233	964	695
Loan related expenses	187	65	403	265
FDIC insurance premiums	89	56	265	159
Consulting fees	44	98	176	227
Advertising	43	55	150	119
Printing and supplies	38	35	127	107
Other real estate owned expenses, net	7	(35)	23	110
Total other operating expenses	$1,825	$1,525	$5,489	$4,787

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

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company completed its transition away from LIBOR for its loan and other financial instruments that have not already been transitioned to an alternative reference rate. This transition had no material impact on earnings or capital.

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

In October 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

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

The allowance for credit losses represents an amount that, in the Company's judgment, will be adequate to absorb expected and estimable losses inherent in the loan portfolio. The judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current reasonable and supportable forecasts of economic conditions that may affect a borrower's ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

Overview and Highlights

Net income for the three months ended September 30, 2023 was $1.9 million, a decrease of $96,000, or 4.83%, from the same period in 2022. Net interest income declined 2.21%, or $159,000, from $7.2 million for the quarter ended September 30, 2022 to $7.0 million for the quarter ended September 30, 2023. The decrease was primarily due to an increase in the cost of interest-bearing liabilities of 135 basis points (“bps”) to 2.05% during the quarter ended September 30, 2023 compared to 0.70% during the quarter ended September 30, 2022.

The balance sheet grew to $800.0 million in total assets as of September 30, 2023, from $775.4 million as of December 31, 2022. Gross loans increased $41.6 million to $626.2 million as of September 30, 2023. Additionally, interest-bearing deposits in other banks decreased $9.6 million to $37.1 million as of September 30, 2023.

During the second quarter of 2022, we initiated a previously announced stock repurchase program, which continues through March 31, 2024. Through September 30, 2023, the Company has repurchased 138,982 shares at an average price of $2.29 per share.

Comparison of the Three Months ended September 30, 2023 and 2022

Quarter-to-date highlights include:

·	Returns on average assets and equity of 0.94% and 12.38% for the third quarter of 2023, compared to 0.94% and 13.70% for the third quarter of 2022, respectively;
·	Net interest income was $7.0 million for the third quarter of 2023, a decrease of $159,000, or 2.21%, compared to the third quarter of 2022;
·	Provision for credit losses was $155,000 for the third quarter of 2023, a decrease of $70,000, or 31.11%, compared to the third quarter of 2022;
·	Noninterest income was $2.4 million, an increase of $247,000, or 11.28%, during the third quarter of 2023 compared to the third quarter of 2022; and
·	Noninterest expense was $6.9 million, an increase of $284,000, or 4.30%, for the third quarter of 2023 compared to the third quarter of 2022.

The Company’s primary source of income is net interest income, which decreased by $159,000, or 2.21%, to $7.0 million for the third quarter of 2023 compared to $7.2 million for the third quarter of 2022. Interest income increased $1.5 million due to higher yielding loans and interest-bearing deposits with banks resulting from the increase in the fed funds rate. Total interest expense increased $1.6 million driven primarily by the increase in the cost of interest-bearing liabilities, which rose 135 basis points (“bps”) to 2.05% from 0.70% for the comparative three months ended September 30, 2023 and 2022. The certificates of deposit portfolio was the primary contributor to the decline in net interest income, due to an increase of 197 bps in the quarterly cost on certificates of deposit to 2.72% and a $44.4 million increase in the average balance of certificates of deposit due to a shift in the mix from lower cost deposit products. Additionally, the cost of borrowed funds increased, as trust preferred securities costs rose 342 bps to 8.27% and Federal Home Loan Bank (“FHLB”) advance costs rose 117 bps to 3.57%. The impact of the FHLB advances rate increase was more than offset by a reduction of $36.8 million in the average outstanding balance, as borrowings advanced in response to the cybersecurity incident in 2022, were repaid and a separate advance of $10.0 million was taken in the second quarter of 2023. The increase in the cost of funds was offset by an increase of 95 bps in the yield on earning assets. The yield on loans increased 71 bps to 5.43%, helping to offset the increased cost of funding during the quarter ended September 30, 2023. These rate and volume activities combined to result in a decrease in net interest income of $159,000, while the net interest margin increased 8 bps, to 3.63% for the quarter ended September 30, 2023 as compared to the 3.55% margin for the same period in 2022. There was one increase in the federal funds interest rate by the Federal Reserve’s Open Market Committee (“FOMC”) during the quarter ended September 30, 2023, raising the rate to 5.50%. Through September 30, 2023, the FOMC has increased this rate six times since the quarter ended September 30, 2022. The Company continues to evaluate rate adjustments for factors, including competitive pressure within the local markets, funding needs to support growth, and other needs.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis
Average Balances, Income and Expense, and Yields and Rates
Three Months Ended September 30,

	2023			2022
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2) (3)	$618,008	$8,453	5.43%	$590,090	$7,010	4.72%
Federal funds sold	306	4	5.19%	353	2	2.34%
Interest-bearing deposits in other banks	42,493	559	5.22%	98,657	559	2.25%
Taxable investment securities	108,253	569	2.09%	117,628	539	1.83%
Total earning assets	769,060	9,585	4.94%	806,728	8,110	3.99%
Less: Allowance for credit losses	(6,930)			(6,738)
Non-earning assets	37,104			41,134
Total assets	$799,234			$841,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,208	$123	0.68%	$75,151	$23	0.12%
Savings and money market deposits	167,796	436	1.03%	192,550	52	0.11%
Time deposits	225,921	1,551	2.72%	181,480	343	0.75%
Total interest-bearing deposits	465,925	2,110	1.80%	449,181	418	0.37%
FHLB advances	10,000	90	3.57%	46,793	287	2.40%
Trust preferred securities	16,496	344	8.27%	16,496	205	4.85%
Total interest-bearing liabilities	492,421	2,544	2.05%	512,470	910	0.70%
Non-interest-bearing deposits	237,516	-	-%	262,244	-	-%
Total deposit liabilities and cost of funds	729,937	2,544	1.38%	774,714	910	0.46%
Other liabilities	8,712			8,904
Total liabilities	738,649			783,618
Shareholders’ equity	60,585			57,506
Total liabilities and shareholders’ equity	$799,234			$841,124
Net interest income		$7,041			$7,200
Net interest margin			3.63%			3.55%
Net interest spread			2.89%			3.29%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable. (3) Includes mortgage loans held for sale.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Volume and Rate Analysis

Increase (decrease)

	Three Months Ended September 30, 2023 versus 2022
(Dollars in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest income:
Loans	$348	$1,095	$1,443
Federal funds sold	—	2	2
Interest-bearing deposits in other banks	(445)	445	—
Taxable investment securities	(22)	52	30
Total earning assets	(119)	1,594	1,475
Interest expense:
Interest-bearing demand deposits	—	100	100
Savings and money market deposits	(2)	386	384
Time deposits	159	1,049	1,208
FHLB advances	(291)	94	(197)
Trust preferred securities	—	139	139
Total interest-bearing liabilities	(134)	1,768	1,634
Change in net interest income	$15	$(174)	$(159)

Based on our current assessment of the loan portfolio and related unfunded commitments, a provision for credit losses of $155,000 was made in the third quarter of 2023. The allowance for credit losses as a percentage of loans decreased from 1.15% as of December 31, 2022 to 1.10% as of September 30, 2023. For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Allowance for Credit Losses for Loans, in Item 1 of this Form 10-Q.

Non-interest income increased $247,000 to $2.4 million for the quarter ended September 30, 2023 from $2.2 million for the comparable quarter in 2022. The increase is due largely to the increase in financial services revenue and other noninterest income. Financial services revenue was impacted in the third quarter of 2022, due to the effect on production after the cybersecurity incident in June 2022, especially new account activity immediately after the disruption. For the three months ended September 30, 2023, insurance and investment fees increased $101,000, or 60.5%, compared to the three months ended September 30, 2022. Other noninterest income increased $168,000, or 442.1% due to a $100,000 nonrecurring write-down of bank owned life insurance recorded during the third quarter of 2022.

Non-interest expense was $6.9 million for the quarter ended September 30, 2023 compared to $6.6 million for the quarter ended September 30, 2022. The $284,000 increase was impacted by the $277,000 increase in salaries and employee benefits, as well as other operating expenses, which increased $300,000. The increase in salaries and employee benefits was related to performance raises and benefits enhancements initiated in the first quarter of 2023. The increase in other noninterest expenses was due to increases in deposit insurance premium, professional fees, and marketing and business development costs. These increases were due to adjustments for contractual or inflationary factors, along with decisions to increase or incur certain costs as part of our overall strategic plan. The increases in salaries and employee benefits and other operating expenses were partially offset by a $232,000 decrease in occupancy costs, due largely to a write-down taken during the third quarter of 2022 related to the closure of two branches.

The efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, increased to 72.62% during the third quarter of 2023 from 70.25% for the third quarter of 2022. We continue to assess our operational procedures and structure to improve efficiencies and contain costs.

Income tax expense for the third quarter of 2023 totaled $549,000, a decrease of $30,000, or 5.18% from $579,000 recorded during the same period in 2022. The effective tax rate for the three months ended September 30, 2023, was 22.51%, compared to 22.57% for the same period in 2022.

Comparison of the Nine Months ended September 30, 2023 and 2022

Year-to-date highlights include:

·	Net interest income increased to $21.1 million for the nine months ended September 30, 2023, an improvement of $443,000, or 2.14%, compared to the nine months ended September 30, 2022;
·	Net interest margin was 3.73% for the nine months ended September 30, 2023, an increase of 20 bps compared to 3.53% for the same period of 2022;
·	Provision for credit losses was $304,000 for the nine months ended September 30, 2023, a reduction of $96,000, or 24.00%, compared to the nine months ended September 30, 2022;
·	Noninterest income was $7.2 million, an increase of $331,000, or 4.79%, compared to the nine months ended September 30, 2022;
·	Salaries and employee benefits expense was $10.8 million, an increase of $821,000, or 8.25%, compared to the nine months ended September 30, 2022; and
·	Total noninterest expense was $20.8 million, an increase of $1.1 million, or 5.53%, compared to the nine months ended September 30, 2022

During the nine months ended September 30, 2023, compared to the same period in 2022, net income decreased 3.34% to $5.6 million from $5.8 million. Although net interest income and non-interest income increased, total non-interest expense increased more and at a greater percentage.

The following table presents the rates earned on earning assets and paid on interest-bearing liabilities for the periods indicated.

Net Interest Margin Analysis
Average Balances, Income and Expense, and Yields and Rates
Nine months Ended September 30,

	2023			2022
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2) (3)	$601,729	$23,711	5.27%	$594,593	$20,476	4.61%
Federal funds sold	536	20	4.99%	254	3	1.36%
Interest-bearing deposits in other banks	44,901	1,642	4.89%	73,752	738	1.34%
Taxable investment securities	110,547	1,752	2.12%	115,349	1,510	1.74%
Total earning assets	757,713	27,125	4.79%	783,948	22,727	3.88%
Less: Allowance for credit losses	(6,869)			(6,824)
Non-earning assets	37,273			44,582
Total assets	$788,117			$821,706

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$76,099	$331	0.58%	$71,420	$58	0.11%
Savings and money market deposits	165,670	951	0.77%	194,691	130	0.09%
Time deposits	213,365	3,620	2.27%	188,497	1,064	0.75%
Total interest-bearing deposits	455,134	4,902	1.44%	454,608	1,252	0.37%
FHLB advances	6,007	165	3.67%	20,000	358	2.36%
Trust preferred securities	16,496	950	7.70%	16,496	452	3.61%
Total interest-bearing liabilities	477,637	6,017	1.68%	491,104	2,062	0.36%
Non-interest-bearing deposits	242,139	-	-%	263,083	-	-%
Total deposit liabilities and cost of funds	719,776	6,017	1.12%	754,187	2,062	0.36%
Other liabilities	8,657			8,235
Total liabilities	728,433			762,422
Shareholders’ equity	59,684			59,284
Total liabilities and shareholders’ equity	$788,117			$821,706
Net interest income		$21,108			$20,665
Net interest margin			3.73%			3.53%
Net interest spread			3.67%			3.32%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable. (3) Includes mortgage loans held for sale

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Volume and Rate Analysis

Increase (decrease)

	Nine months Ended September 30, 2023 versus 2022
(Dollars in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest income:
Loans	$82	$3,153	$3,235
Federal funds sold	5	12	17
Interest-bearing deposits in other banks	(387)	1,291	904
Taxable investment securities	2	240	242
Total earning assets	(298)	4,696	4,398
Interest expense:
Interest-bearing demand deposits	7	266	273
Savings and money market deposits	(19)	840	821
Time deposits	214	2,342	2,556
FHLB advances	(292)	99	(193)
Trust preferred securities	—	498	498
Total interest-bearing liabilities	(90)	4,045	3,955
Change in net interest income	$(208)	$651	$443

Based on our current assessment of the loan portfolio and related unfunded commitments, a provision of $304,000 was made for the nine months ended September 30, 2023. The allowance for credit losses as a percentage of loans decreased from 1.15% at December 31, 2022 to 1.10% as of September 30, 2023. For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Allowance for Credit Losses, in Item 1 of this Form 10-Q.

Non-interest income increased $331,000 to $7.2 million for the nine months ended September 30, 2023 from $6.9 million for the comparable period in 2022. The primary drivers of the increase were the sales of a former operations facility and branch location, during the first quarter of 2023, resulting in a combined gain of $130,000; and an increase in financial services revenue of $180,000. This was offset by decreases in service charge income and card processing fees totaling a combined $151,000 during the period. Service charge income decreased due to changes made in 2022 in assessing certain charges that reduced the number of transactions subject to such fees. Fees from debit card activity declined as customer deposit balances have begun to return to pre-pandemic levels and customer spending habits have also begun to normalize. Additional changes to our service charge structure will take effect during the fourth quarter of 2023. The elimination of these charges is not expected to have a material impact on operations or liquidity.

Non-interest expense was $20.8 million for the nine months ended September 30, 2023 compared to $19.7 million for the nine months ended September 30, 2022. The $1.1 million increase was impacted by increases in salaries and employee benefits of $821,000 as well as professional fees of $269,000, and deposit insurance of $106,000. These increases were partially offset by decreases in occupancy expenses of $319,000, data processing and telecommunication costs of $115,000, and costs associated with other real estate owned, which decreased $87,000 over the comparative nine-month period.

The efficiency ratio, a non-GAAP measure, increased to 73.33% for the nine months ended September 30, 2023 from 71.44% for the nine months ended September 30, 2022.

Income tax expense for the nine months ended September 30, 2023 totaled $1.6 million, a decrease of $24,000, or 1.46%, from $1.6 million recorded during the same period in 2022. The effective tax rate for the nine months ended September 30, 2023, was 22.34%, compared to 22.01% for the same period in 2022.

Balance Sheet

Total assets as of September 30, 2023 were $800.0 million, an increase of $24.6 million, or 3.2%, from $775.4 million as of December 31, 2022. Gross loans increased $41.6 million, or 7.1%, during 2023 due to continuing strong loan demand, combined with reductions in additional principal payments and refinancing due to the general increase in interest rates. Investment securities decreased $8.6 million during 2023 primarily due to et amortization, principal repayments of amortizing investments, and other security maturities of $7.7 million; combined with an increase of $1.4 million in the unrealized loss position, partially offset by $500,000 in purchases. All of the Company’s investments are designated as available-for-sale.

Gross loans receivable increased $41.6 million to $626.2 million as of September 30, 2023 from $584.6 million as of December 31, 2022. Commercial real estate loans increased $25.1 million, or 12.7%, from December 31, 2022 to September 30, 2023. Residential 1-4 family loans and multifamily loans increased $8.4 million and $4.4 million, respectively, from December 31, 2022 to September 30, 2023. These increases were a result of continuing strong loan demand.

Total deposits were $704.8 million as of September 30, 2023 compared to $692.7 million as of December 31, 2022. The increase of $12.1 million, or 1.7%, was due to efforts to attract and retain time deposits in an extremely competitive environment for deposits, combined with cyclical funds inflows. As a result of these efforts, total time deposits increased $36.6 million during the first nine months of 2023. The increase in time deposits contributed to the increase in our cost of funds, as previously discussed, due to the rising interest rate environment experienced over the past eighteen months.

In May 2023, an advance from the Federal Home Loan Bank (“FHLB”) in the amount of $10.0 million was taken with an interest rate of 3.51% and a maturity date of May 4, 2028, to support pending loan closings. There were no FHLB advances outstanding as of December 31, 2022.

Trust preferred securities of $16.5 million as of September 30, 2023 remained unchanged in comparison to December 31, 2022.

During the first nine months of 2023 total shareholders’ equity increased $2.7 million to $60.0 million as of September 30, 2023, due to the year-to-date earnings of $5.6 million which was partially offset by the $1.1 million increase in the net unrealized loss on available-for-sale investment securities, a cash dividend payment of $1.4 million and the repurchase of common stock totaling $147,000. Additionally, the implementation of the current expected credit loss (“CECL”) methodology resulted in a one-time net of tax, direct charge to retained earnings of $212,000. Consequently, book value per share increased to $2.52 as of September 30, 2023 compared to $2.40 as of December 31, 2022. The Bank remains well capitalized per regulatory guidance.

Asset Quality

Nonperforming assets, which include nonaccrual loans and other real estate owned (“OREO”), totaled $3.1 million as of September 30, 2023, a decline of $601,000, or 16.36%, since year-end 2022. Nonperforming assets as a percentage of total assets were 0.38% as of September 30, 2023, and 0.47% as of December 31, 2022.

Other real estate owned of $261,000 as of September 30, 2023, which consists primarily of residential and commercial lots, is unchanged from December 31, 2022. Expenses associated with other real estate owned were $23,000 for the nine months ended September 30, 2023, compared to $110,000 during the nine months ended September 30, 2022, due to costs associated with sale of other real estate owned during the first nine months of 2022. Nonaccrual loans decreased $601,000 to $2.8 million as of September 30, 2023 from $3.4 million at December 31, 2022, as we continue to work to reduce nonperforming and under-performing assets.

For detailed information on nonaccrual loans and other real estate owned as of September 30, 2023 and December 31, 2022, refer to Note 6 Loans and Note 10 Other Real Estate Owned in Item 1 of this Form 10-Q.

Loans rated substandard or below totaled $2.8 million as of September 30, 2023, a decrease of $600,000 from $3.4 million as of December 31, 2022. Total past due loans decreased to $4.5 million as of September 30, 2023 from $5.5 million as of December 31, 2022.

Our allowance for credit losses as of September 30, 2023 was $6.9 million or 1.10% of total loans as compared to $6.7 million, or 1.15% of total loans, at December 31, 2022. Individually evaluated loans totaled $346,000 with an estimated related specific allowance of $115,000 as of September 30, 2023, as compared to $2.7 million as of December 31, 2022 with an estimated related specific allowance of $86,000 of impaired loans at the end of 2022. A provision of $304,000 was recorded for the first nine months of 2023 compared to $400,000 during the first nine months of 2022.

Annualized net charge-offs, as a percentage of average loans, was 0.03% during the first nine months of 2023, compared to 0.12% for the same period of 2022. The allowance for credit losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the CECL model to best reflect the risks in the portfolio. However, future provisions may be deemed necessary. During the first nine months of 2023, we made modest adjustments to our qualitative factors to consider risk factors associated with commercial real estate and residential mortgage loans. Those changes, along with the assessment of the historical and specific risks associated with the loan portfolio, resulted in a net provision for credit losses of $304,000, of which $377,000 was provided for the loan portfolio; offset by a reduction of the allowance for unfunded commitments of $73,000. The following table summarizes components of the allowance for credit losses and related loans as of September 30, 2023 and December 31, 2022:

Selected Credit Ratios

	September 30,		December 31,
(Dollars in thousands)	2023		2022
Allowance for credit losses	$6,908		$6,727
Total loans	626,203		584,613
Allowance for credit losses to total loans	1.10%		1.15%
Nonaccrual loans	$2,812		$3,413
Nonaccrual loans to total loans	0.45%		0.58%

Ratio of allowance for credit losses to nonaccrual loans	2.46	X	1.97	X

Charge-offs net of recoveries[1]	$116		$633
Average loans	$601,729		$591,179
Net charge-offs to average loans[1]	0.03%		0.11%

1 - Annualized

Deferred Tax Asset and Income Taxes

Due to timing differences between book and tax treatment of several income and expense items, a net deferred tax asset, excluding the deferred tax asset on the unrealized loss on securities available-for-sale, of $5.0 million and $4.6 million existed as of September 30, 2023 and December 31, 2022, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses. The implementation of the CECL methodology resulted in a one-time deferred tax charge of $56,000. Refer to Note 2 Summary of Significant Accounting Policies in Part 1 of this Form 10-Q.

Capital Resources

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

As of September 30, 2023, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $2.52 and $2.40 as of September 30, 2023 and December 31, 2022, respectively.

Other key performance indicators are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Return on average assets[1]	0.94%	0.94%	0.96%	0.95%
Return on average shareholders’ equity[1]	12.38%	13.70%	12.62%	13.15%
Average equity to average assets	7.58%	6.84%	7.57%	7.21%

1 - Annualized

Under current economic conditions, we believe it is prudent to continue to retain capital sufficient to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates, and based upon projections, we believe our current capital levels will be sufficient.

During the first quarter of 2023, the Company paid a cash dividend of $0.06 per common share to our shareholders. Future payments of cash dividends will depend on a number of factors including but not limited to maintaining positive retained earnings, compliance with regulatory rules governing the payment of dividends, strategic plans, and sufficient capital at the Bank to allow payment of dividends to the Company.

On April 28, 2022 the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through March 31, 2023. As previously reported, this plan was extended by the Board of Directors through March 31, 2024. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. As of September 30, 2023, the Company has repurchased 138,982 shares at an average price of $2.29 per share. During the quarter ended September 30, 2023, the Company repurchased 19,753 shares at an average price of $2.29 per share. There is no assurance that the Company will purchase any additional shares under this program.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available-for-sale securities.

As of September 30, 2023, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $52.2 million, which is net of the $35.3 million of securities pledged as collateral. Investment securities available-for-sale serve as a source of liquidity while yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Due to the unrealized loss on securities available-for-sale, the sale of investments would not be considered a primary source of liquidity due to the immediate impact on regulatory capital; however, the majority of the portfolio is considered high credit quality investments and would be available to pledge against borrowings.

Our loan to deposit ratio was 88.85% and 84.40% as of September 30, 2023 and December 31, 2022, respectively. Generally, our policy has been to manage this ratio at or below 90.00%.

Available third-party sources of liquidity as of September 30, 2023 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. Additionally, in March 2023, the FRB, initiated a supplemental term funding program offering borrowings, of up to one year, secured by securities valued at par rather than market value. This program offers an additional source of liquidity against high quality securities, rather than liquidating securities should a need for additional funds arise. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

We have used our line of credit with the FHLB to issue a letter of credit totaling $12.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on these letters of credit have been issued. The letters of credit are considered to be draws on our FHLB line of credit. In May 2023, we borrowed $10.0 million from FHLB, through a fixed rate 5-year advance, to support loan fundings and other general liquidity needs. An additional $178.8 million was available as of September 30, 2023 on the $200.8 million line of credit, of which $99.7 million is secured by a blanket lien on our residential real estate loans.

We held no brokered deposits as of September 30, 2023 and December 31, 2022. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the rate paid on deposits is shown in the net interest margin analysis tables. Total Certificate of Deposit Registry Services (“CDARS”) time deposits were $2.7 million and $1.4 million as of September 30, 2023 and December 31, 2022, respectively. Aside from the availability of CDARS time deposits, we also offer a similar deposit product for transaction account customers through Intrafi Cash Service (“ICS”). As of September 30, 2023 approximately $27.0 million were placed in this product as compared to $23.9 million at December 31, 2022. Both the CDARS and ICS offerings assist us in maintaining deposit relationships, while assuring the depositors’ funds retain federal deposit insurance coverage.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, while we do not anticipate using this as a primary funding source, securities with an estimated market value of $35.3 million were pledged as of September 30, 2023.

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

Time deposits of $250,000 or more equaled approximately 5.97% of total deposits at September 30, 2023 and 3.87% of deposits at December 31, 2022.

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

The bank holding company has approximately $743,000 in cash on deposit at the Bank at September 30, 2023. The holding company receives periodic dividend payments from the Bank which are used to pay operating expenses, to pay trust preferred interest payments and discretionary principal payments, and to fund dividend payments to shareholders and repurchase shares. The Company makes quarterly interest payments on the trust preferred securities.

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

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the nine months ended September 30, 2023, to the off-balance sheet items and the contractual obligations disclosed in our 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At September 30, 2023, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

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

Shares of the Company’s common stock were repurchased during the three months ended September 30, 2023, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 361,018 shares of common stock.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
July 31, 2023		8,556	$2.30	8,556	372,215
August 31, 2023		2,526	$2.25	2,526	369,689
September 30, 2023		8,671	$2.29	8,671	361,018
	Total	19,753	$2.29	19,753

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2022, filed on March 31,2023).
10.1	First Amendment, dated as of August 7, 2023, to the Employment Agreement, dated as of December 1, 2016, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc. and C. Todd Asbury.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s Form 10-Q for the quarterly period ended September 30, 2023, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	November 14, 2023

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	November 14, 2023