Form 10-K
period 2023-12-31
NEW PEOPLES BANKSHARES INC
filed 2024-04-01
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,2023

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

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales price of $2.30 per share on the last business day of the second quarter of 2023, was $22,437,043.

The number of shares outstanding of the registrant’s common stock was 23,745,900 as of March 27, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders – Part III

PART I

Item 1.	Business

General

New Peoples Bankshares, Inc. (New Peoples, the Company, we, us or our) is a Virginia financial holding company headquartered in Honaker, Virginia. Our business is conducted primarily through New Peoples Bank, Inc., a Virginia banking corporation (the “Bank”). The Bank has a division doing business as New Peoples Financial Services which offers investment services through its broker-dealer relationship with Osaic Institutions, Inc. NPB Insurance Services, Inc. (“NPB Insurance”) is a subsidiary of the Bank and generates revenue through the referral of insurance services.

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

The Bank, through its division New Peoples Financial Services, offers fixed and variable annuities, fee-based asset management and other investment products through a broker/dealer relationship with Osaic Institutions, Inc.

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

Branch Locations

As of March 2024, we have 17 full-service branches located in four states: Virginia - Abingdon, Bluefield, Bristol, Castlewood, Clintwood, Gate City, Grundy, Haysi, Honaker, Lebanon, Pounding Mill, Tazewell and Wise; West Virginia - Princeton (2); North Carolina – Boone, and Tennessee – Kingsport.

Our Market Areas

Our primary market area consists of southwestern Virginia, southern West Virginia, northeastern Tennessee, and western North Carolina. Specifically, we operate in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, and Wise; in the southern West Virginia county of Mercer and the northeastern Tennessee county of Sullivan (collectively, the “Tri-State Area”). In North Carolina, our loan production office in the county of Watauga became a full-service branch in March 2024. The close proximity and mobile nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia, Tennessee and North Carolina place these markets within our Bank’s targeted trade area, as well.

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

Internet Site

Our internet banking site can be accessed at www.newpeoples.bank. The site includes a customer service area that contains branch and Automated Teller Machine (“ATM”) locations, product descriptions and current interest rates offered on deposit accounts. Customers with internet access can apply for credit cards, open deposit accounts online, access account balances, make transfers between accounts, enter stop payment orders, order checks, and use an optional bill paying service.

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

Banking Services

General. We accept deposits, make consumer and commercial loans, issue drafts, and provide other services customarily offered by a commercial bank, such as business and personal checking and savings accounts, walk-up tellers, drive-in windows, and 24-hour ATMs. The Bank is a member of the Federal Reserve System and its deposits are insured under the Federal Deposit Insurance Act (the FDIA) to the maximum limit.

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

Our lending activities are subject to a variety of lending limits imposed by state law. While differing limits may apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), the Bank generally is subject to a loans-to-one-borrower limit of an amount equal to 15% of its capital and surplus plus the allowance for credit losses. The Bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit.

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

Commercial Loans. We make commercial loans to qualified businesses in our market area. Our commercial lending consists primarily of commercial and industrial loans to finance accounts receivable, inventory, property, plant and equipment. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

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

Investment Services. We offer a variety of investment services for both individual and business customers. These services include fixed income products, variable annuities, mutual funds, indexed certificates of deposit, individual retirement accounts, long term care insurance, employee group benefit plans, college savings plans, financial planning, managed money accounts, and estate planning. We offer these services through our broker-dealer relationship with Osaic Institutions, Inc.

Other Bank Services. Other bank services include safe deposit boxes, cashier’s checks, certain cash management services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer ATM and debit card services that can be used by our customers throughout our service area and other regions. We also offer consumer and commercial VISA credit card services. Electronic banking services include debit cards, internet banking, telephone banking, mobile banking, remote deposit capture, merchant transaction processing and wire transfers.

We do not presently anticipate obtaining trust powers, but we are able to provide similar services through our affiliation with Osaic Institutions, Inc. Additionally, we offer programs of differentiator presentations focusing on such issues as financial literacy and elder abuse. We believe that these types of programs assist our local communities and highlight the skills of our financial service providers.

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the “FDIC”), as of June 30, 2023, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows:

County or City	% of Market
Dickenson County, VA	41.27%
Scott County, VA	32.95%
Russell County, VA	21.32%
Buchanan County, VA	13.20%
Tazewell County, VA	9.04%
Wise County, VA	8.72%
Washington County, VA	7.64%
Mercer County, WV	5.65%
City of Kingsport, TN	1.20%

Employees

As of December 31, 2023, we had 183 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

Supervision and Regulation

General. As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the examination and reporting requirements of the Federal Reserve. We are also subject to the provisions of the Code of Virginia governing bank holding companies. As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions (“BFI”). As a member of the Federal Reserve System, the Bank is also subject to regulation, supervision and examination by the Federal Reserve. Other federal and state laws, including various consumer protection and compliance laws, also govern the activities of the Bank.

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

The Bank Holding Company Act. Under the BHCA, the Federal Reserve examines New Peoples periodically. New Peoples is also required to file periodic reports and provide any additional information that the Federal Reserve may require. Activities at the bank holding company level are generally limited to:

•	banking, managing or controlling banks;

•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

•	furnishing services to or performing services for its subsidiaries; and

Thus, the activities we can engage in are restricted as a matter of law.

With some limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;

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

Financial Holding Company. As of March 4, 2016, the Company elected to become qualified as a financial holding company (FHC). The Gramm-Leach-Bliley Act (GLBA) created this category of bank holding companies. FHC’s may directly or indirectly through subsidiaries engage in financial activities and activities “incidental” or “complementary” to financial activities. Generally, an FHC need not give prior notice of such activities but must notify the Federal Reserve within 30 days after an event.

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

Payment of Dividends. New Peoples is a separate legal entity that derives the majority of its revenues from the earnings of, and dividends paid to it by, its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both New Peoples and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FDIC has the general authority to limit the dividends paid by FDIC insured banks if the FDIC deems the payment to be an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

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

The Company meets the eligibility criteria to be considered a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and does not report consolidated regulatory capital. With respect to the Bank, the “prompt corrective action” regulations pursuant to Section 38 of the FDIA are set forth in the following table:

	Total Risk	Tier 1 Risk	CET1 Risk
	Based Capital	Based Capital	Based Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Well Capitalized	≥ 10.00%	≥ 8.00%	≥ 6.50%	≥ 5.00%
Adequately Capitalized	≥ 8.00%	≥ 6.00%	≥ 4.50%	≥ 4.00%
Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%
Critically Undercapitalized	Tangible equity to total assets ≤ 2.00%

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

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). The final rules established minimum capital ratios plus a “capital conservation buffer” designed to absorb losses during periods of economic stress. The final provisions for banks with $250.0 billion or less in total assets, such as the Bank, are set forth in the following table:

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

Under the final rules, certain banking organizations, including the Company and the Bank, were permitted to make a one-time election to continue the prior treatment of excluding from regulatory capital most accumulated other comprehensive income (“AOCI”) components, including amounts relating to unrealized gains and losses on available-for-sale debt securities and amounts attributable to defined benefit post-retirement plans.  Institutions that elected to exclude most AOCI components from regulatory capital under Basel III will be able to avoid volatility that would otherwise be caused by things such as the impact of fluctuations in interest rates on the fair value of available-for-sale debt securities.  The Company and the Bank elected to exclude AOCI components from regulatory capital under Basel III.

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

On September 17, 2019, the federal banking regulators jointly issued a final rule required by the Economic Growth, Regulatory Reform and Consumer Protection Act (“EGRRCPA”) that permits qualifying banks and bank holding companies that have less than $10.0 billion in consolidated assets, such as New Peoples and the Bank, to elect to be subject to a 9.00% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9.00% are not subject to other risk-based and leverage capital requirements under the Basel III rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework.

For further detail on capital and capital ratios, see discussion contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections “Capital Resources” and “Liquidity,” and in Item 8, “Financial Statements and Supplementary Data,” “Consolidated Financial Statements and Notes,” Note 22, “Capital.”

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

Federal Reserve System. Depository institutions that maintain transaction accounts or nonpersonal time deposits are subject to reserve requirements. These reserve requirements are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

In October 2023, the federal bank regulatory agencies jointly issued a final rule intended to strengthen and modernize the CRA regulatory framework. When implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. Most of the final rule’s new requirements are applicable beginning January 1, 2026. The remaining new requirements, including data reporting requirements, are applicable on January 1, 2027.

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

Privacy and Fair Credit Reporting. Financial institutions, such as the Bank, are required to disclose their privacy policies to customers and consumers and require that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with nonaffiliated third persons. The Bank also requires business partners with whom it shares such information to assure the Bank that they have adequate security safeguards and to abide by the redisclosure and reuse provisions of applicable law. In addition to adopting federal requirements regarding privacy, individual states are authorized to enact more stringent laws relating to the use of customer information. The Virginia Consumer Data Protection Act, passed in 2021, became effective January 1, 2023. These privacy laws create compliance obligations and potential liability for the Bank.

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

Federal Deposit Insurance Corporation. The Bank’s deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law, which is $250,000 per depositor. The FDIC uses a “financial ratios method” based on “CAMELS” composite ratings to determine deposit insurance assessment rates for small established institutions with less than $10 billion in assets, such as the Bank. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for banks rated CAMELS 1 and 2 and set minimum assessments for lower rated institutions. Effective for the first quarterly assessment period of 2023 the FDIC increased the deposit insurance assessment by 2 basis points for all insured institutions. In 2023 and 2022, the Company recorded expense of $360,000 and $217,000, respectively, for FDIC insurance premiums.

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide-ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impacted the Company was the creation of an independent Consumer Financial Protection Bureau (“CFPB”), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It also oversees the enforcement of all federal laws intended to ensure fair access to credit. Smaller financial institutions, such as the Company and the Bank, continued to be examined primarily by their primary regulators.

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

Cybersecurity. Federal regulators expect that financial institutions design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Additionally, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to maintain appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or any of its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

Federal bank regulators issued a joint rule, effective in 2022, establishing computer-security incident notification requirements for banking organizations and their bank service providers. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. In addition, the final rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule defines computer-security incident as an occurrence that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits. For additional disclosure related to Cybersecurity, refer to Item 1.C “Cybersecurity.”

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2023, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.

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

Item 1A.	Risk Factors

Not required.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

The Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, requires certain covered entities to report a covered incident to the U.S. Department of Homeland Security's Cybersecurity & Infrastructure Security Agency ("CISA") within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

The SEC adopted a new rule on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure by Public Companies in 2023, which applies to all public companies subject to the reporting requirements of the Securities Exchange Act of 1934 and requires disclosure of material cybersecurity incidents in Current Reports on Form 8-K and periodic disclosure of cybersecurity risk management, strategy, and governance in Annual Reports on Form 10-K.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations and many states have recently implemented or modified their data breach notification and data privacy requirements. The Company expects this trend of state-level cybersecurity regulatory activity to continue and continues to monitor these developments.

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential cyber threats. Our Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, coordinating with our Chief Risk Officer with board oversight through our Information Technology Steering Committee and the Audit Risk and Compliance Committee.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, and to the Information Technology Steering Committee. The Incident Response Plan is coordinated through the Information Security Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

In the ordinary course of its business, the Bank relies on electronic communications and information systems to conduct its operations and to store sensitive data and employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding these defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our company. The Bank’s systems and those of its customers and third-party service providers are under constant threat and it is possible that we could experience a future significant event. The Bank expects risks and exposures related to cybersecurity attacks to remain high for the foreseeable future.

Item 2.	Properties

As of December 31, 2023, the Company's net investment in premises and equipment was $18.3 million. Our main office and operations center are in Honaker, Virginia, which includes a full-service branch, and a separate administration and operations center.

The Bank owns 13 of its 17 full-service branch offices, including its headquarters office. In addition to the headquarters in Honaker, Virginia we own or lease branch offices located in Virginia, West Virginia, Tennessee, and a loan production office in North Carolina. Additionally, the Bank owns an operations building housing its network and other support operations. The Bank owns one former branch office that was closed in 2022. The former ITM network and call center facility, that was closed in 2021, was sold in March 2023, as was a former branch office in Big Stone Gap, Virginia. A warehouse facility in Honaker, Virginia, was sold in 2023. Our loan production office operates from a building in Boone, North Carolina under a lease executed in June 2023. In December 2023, we executed a lease for a full-service branch office in Boone, North Carolina. This office commenced operations in March 2024. With the opening of this facility, we will not continue the lease for the loan origination office when it expires in June 2024. In February 2024, we closed one Bristol, Virginia branch and transferred the accounts to our branch located in the business district of the city. We continue to maintain the closed branch as an administrative office.

A former branch office located in Jonesborough, Tennessee was used as a hub for meeting with prospective loan customers but is currently offered for sale.

Two closed branch locations, Big Stone Gap, Virginia and Chilhowie, Virginia, continue to offer ATM services.

We continue to assess our branch network as we look to improve the efficiency of our branch operations while seeking to increase market share.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3.	Legal Proceedings

In the normal course of operations, we may become a party to legal proceedings, as discussed in Note 21 Legal Contingencies to the consolidated financial statements contained in Item 8 of this form 10-K.

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

The most recent sales price of which management is aware was $2.50 per share on March 13, 2024.

(b)       Holders

On March 27, 2024, there were approximately 3,956 shareholders of record.

(c)       Dividends

Any declaration of dividends in the future will depend on our earnings, capital requirements, growth strategies, and compliance with regulatory mandates, principally at the Bank level, since the Company’s primary source of income is dividends paid by the Bank. The Company paid a dividend of $0.06 per share in 2023. On February 26, 2024, the Company declared a dividend of $0.07 per share, payable March 29, 2024.

We are subject to certain dividend restrictions and capital requirements imposed by the Federal Reserve Bank as well as Virginia statutes and regulations. See Note 16, Dividend Limitations on Subsidiary Bank, and Note 22, Capital, to the consolidated financial statements contained in Item 8 of this Form 10-K.

The Company extended the stock repurchase program initiated in 2022 that authorizes the repurchase of up to 500,000 of the Company’s common shares through March 31, 2024. Repurchases may be made through open market purchases or in privately negotiated transactions. Shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company.

Shares of the Company’s common stock were repurchased during the three months ended December 31, 2023, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 323,814 shares of common stock. On February 26, 2024, the Board of Directors approved an extension of the repurchase program through March 31, 2025.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 31, 2023		11,406	$2.38	11,406	349,612
November 30, 2023		6,661	$2.40	6,661	342,951
December 31, 2023		19,137	$2.45	19,137	323,814
	Total	37,204	$2.42	37,204

Item 6.	[Reserved]

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward Looking Statements

We make forward looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding expectations, intentions, projections and beliefs concerning our profitability, liquidity, and allowance for credit losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward-looking statements are based on various factors and were derived using numerous assumptions as of the date of this Form 10-K and are subject to significant risks.

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
  the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues and other catastrophic events;
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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position as of December 31, 2023 and 2022, as well as results of operations for the years ended December 31, 2023 and 2022. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

New Peoples generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the volume of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank's interest expense is a function of the average amount of interest-bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccruing loans and the amount of provision expense added to the allowance for credit losses. The Bank also generates noninterest income from service charges and fees on deposit accounts, debit and credit card interchange income, and commissions on insurance and investment products sold.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting estimates relate to our allowance for credit losses.

The allowance for credit losses reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required. For further discussion of the estimates used in determining the allowance for credit losses, we refer you to the section on “Allowance for Credit Losses” in this discussion.

For further discussion of our other critical accounting policies, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements, contained in Item 8 of this Form 10-K.

Cybersecurity

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

As discussed under the heading “Cybersecurity” in Item 1.C of this Form 10-K, the federal banking agencies have issued a joint rule that requires banking organizations to notify their primary regulator as soon as possible and no later than 36 hours after any cybersecurity incident has occurred, and the SEC has outlined rules for public disclosure.

Overview

For the year ended December 31, 2023, net income was $7.2 million, or basic and diluted net income per share of $0.30, compared to a net income of $8.1 million, or basic and diluted net income per share of $0.34, for the year ended December 31, 2022, a decrease of $0.9 million, or 11.1%. Retained earnings increased to $14.5 million as of December 31, 2023 from $8.9 million as of December 31, 2022, an increase of $5.6 million or 62.14%.

As discussed in “Net Interest Income and Net Interest Margin” net interest income for the year ended December 31, 2023 was $28.0 million compared to $28.3 million for the year ended December 31, 2022. The decrease was primarily due to an increase in the cost of interest-bearing liabilities of 125 basis points (“bps”; 1 basis point is equal to 1/100th of 1 percent) to 1.88% during the year ended December 31, 2023 compared to 0.63% during the year ended December 31, 2022.

Noninterest income increased $709,000 to $9.9 million for the year ended December 31, 2023 from $9.2 million for the comparable period in 2022. The primary drivers of the increase were the sales of a former operations facility and branch location resulting in a combined gain of $130,000; an increase in financial services revenue of $168,000; and income resulting from an insurance claim payment in the amount of $257,000. This was offset by decreases in service charge income and card processing fees totaling a combined $122,000 during the period. Service charge income decreased due to changes made in 2022 in assessing certain charges that reduced the number of transactions subject to such fees. Additional changes to our service charge structure took effect during the fourth quarter of 2023, which eliminated charges for certain representment items, and certain funds transfer fees. Fees from debit card activity declined as customer deposit balances have reverted to pre-pandemic levels and customer spending habits have also begun to normalize.

Noninterest expense was $28.0 million for the year ended December 31, 2023 compared to $26.5 million for the year ended December 31, 2022. The $1.5 million increase was impacted by increases in salaries and employee benefits of $891,000 data processing and telecommunications costs of $112,000, legal and professional fees of $273,000, cards rewards program expense of $115,000 and deposit insurance of $143,000. These increases were partially offset by decreases in occupancy expenses of $192,000, and data processing and telecommunication costs of $171,000, in comparison to the year ended December 31, 2022. During the first quarter of 2024 changes will be made to our branch network, with the consolidation of our two offices in Bristol, VA along with the opening of a full-service branch office in Boone, NC. It is expected that personnel and occupancy costs will incur modest increases resulting from these changes.

Total assets as of December 31, 2023 were $826.3 million, an increase of $51.0 million, or 6.6%, from $775.4 million as of December 31, 2022. Gross loans increased $53.5 million, or 9.2%, during 2023 due to continuing strong loan demand. Investment securities decreased $6.3 million during 2023 primarily due to principal repayments of amortizing investments and other security maturities of $9.4 million, combined with a decrease of $2.9 million in the unrealized loss position, partially offset by $500,000 in purchases. All of the Company's investments are designated as available-for-sale.

Deposits totaled $716.5 million as of December 31, 2023 compared to $692.7 million as of December 31, 2022. The increase of $23.8 million, or 3.4%, was due to efforts to attract and retain deposits, specifically time deposits, combined with cyclical funds inflows. As a result of these efforts, total time deposits increased $64.1 million during the year ended December 31, 2023. The increase in time deposits contributed to the increase in our cost of funds, as previously discussed, due to the rising interest rate environment experienced over the past two years.

New Peoples Bank remains well-capitalized. The leverage ratio improved to 11.11% as of December 31, 2023, compared to 10.40% as of December 31, 2022.

The Company’s key performance indicators are as follows:

	Year ended December 31,
	2023	2022

Return on average assets	0.91%	0.99%
Return on average shareholders’ equity	12.00%	13.89%
Average shareholders’ equity to average assets ratio	7.52%	7.10%

Net Interest Income and Net Interest Margin

The Company’s primary source of income is net interest income, which decreased $0.3 million, or 0.9%, in 2023 compared to 2022 due primarily to an increase in the cost of interest-bearing liabilities of 125 bps to 1.88% during the year ended December 31, 2023 compared to 0.63% during the year ended December 31, 2022. Time deposits were the primary contributor to the decline in net interest income, due to an increase of 176 bps in the cost of time deposits to 2.57% and a $33.3 million increase in the average balance due to a shift in the deposit mix from lower cost products. Additionally, the cost of borrowed funds increased, as trust preferred securities costs rose 323 bps to 7.65% and other borrowings cost rose 114 bps to 3.60%. The impact of other borrowings cost increase was partially offset by a reduction of $13.2 million in the average outstanding balance. The increase in cost of funds was offset by an increase of 85 bps in the yield on earning assets. The yield on loans increased 66 bps to 5.35%, helping to offset the increased cost of funding during the year ended December 31, 2023. These rate and volume activities combined to result in a decrease in net interest income of $266,000, while the net interest margin rose slightly to 3.67% for the year ended December 31, 2023, from 3.62% for 2022.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Margin Analysis Average Balances, Income and Expense, and Yields and Rates
(Dollars in thousands)
	For the year ended			For the year ended
	December 31, 2023			December 31, 2022
	Average	Income/	Yields/	Average	Income/	Yields/
	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$608,705	$32,552	5.35%	$591,179	$27,739	4.69%
Federal funds sold	447	22	4.99%	332	8	2.41%
Interest bearing deposits in other banks	44,864	2,239	4.99%	76,560	1,514	1.98%
Taxable investment securities	109,303	2,322	2.12%	113,141	2,129	1.88%
Total earning assets	763,319	37,135	4.87%	781,212	31,390	4.02%
Less: allowance for credit losses	(6,937)			(6,790)
Non-earning assets	36,574			44,722
Total assets	$792,956			$819,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$74,939	$459	0.61%	$74,786	$98	0.13%
Savings and money market deposits	164,429	1,442	0.88%	191,136	260	0.13%
Time deposits	221,275	5,681	2.57%	188,010	1,517	0.81%
Total interest-bearing deposits	460,643	7,582	1.65%	453,932	1,875	0.41%
Other borrowings	7,124	260	3.60%	20,370	501	2.46%
Trust preferred securities	16,426	1,274	7.65%	16,496	729	4.42%
Total interest-bearing liabilities	484,193	9,116	1.88%	490,798	3,105	0.63%
Noninterest-bearing deposits	240,121			261,834
Other liabilities	8,781			8,313
Total liabilities	733,095			760,945
Shareholders’ equity	59,861			58,199
Total liabilities and shareholders’ equity	$792,956			$819144
Net interest income		$28,019			$28,285
Net interest margin			3.67%			3.62%
Net interest spread			2.99%			3.39%

(1) Nonaccrual loans have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable. Note: Yields and rates calculated based on whole dollars.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following tables set forth the amounts of the total changes in interest income and interest expense which can be attributed to rates, volume and a combination of rates and volume, for the periods indicated.

Volume and Rate Analysis
Increase (decrease)
	Year 2023 Compared to 2022
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest income:
Loans	$822	$3,876	$115	$4,813
Federal funds sold	3	9	2	14
Interest bearing deposits in other banks	(627)	2,307	(955)	725
Taxable investment securities	(72)	275	(10)	193
Total earning assets	126	6,467	(848)	5,745

Interest expense:
Interest-bearing demand deposits	-	360	1	361
Savings and money market deposits	(36)	1,416	(198)	1,182
Time deposits	268	3,310	586	4,164
Other borrowings	(326)	242	(157)	(241)
Trust preferred securities	(3)	550	(2)	545
Total interest-bearing liabilities	(97)	5878	230	6,011
Change in net interest income	$223	$589	$(1,078)	$(266)

Volume and Rate Analysis
Increase (decrease)
	Year 2022 Compared to 2021
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest income:
Loans	$206	$(784)	$(6)	$(584)
Federal funds sold	-	5	3	8
Interest bearing deposits in other banks	(2)	1,459	(38)	1,419
Taxable investment securities	577	42	16	635
Total earning assets	781	722	(25)	1,478

Interest expense:
Interest-bearing demand deposits	16	19	4	39
Savings and money market deposits	8	99	5	112
Time deposits	(282)	(281)	39	(524)
Other borrowings	239	28	201	468
Trust preferred securities	-	309	-	309
Total interest-bearing liabilities	(19)	174	249	404
Change in net interest income	$800	$548	$(274)	$1,074

The increases in interest income and interest expense during 2023 were driven mainly by increased interest rates, as short-term assets and liabilities tied to short-term rates adjusted to market rate increases throughout the year, new production at higher rates, and asset yields outpacing increases in funding costs in the rising interest rate environment. Overall, our net interest margin increased five basis points to 3.67% in 2023 compared to 3.62% in 2022.

The increase in interest income is primarily attributed to an increase in yields on loans, which was mainly driven by higher market rates, combined with higher rates on interest bearing deposits in other banks. Overall, loan interest income, including fees, increased $4.8 million during the year ended December 31, 2023 compared to December 31, 2022.

Interest expense increased $6.0 million, due primarily to an increase in the average balance and yield on time deposits, as noted above, combined with increased market rates on interest-bearing demand deposits, savings and money market deposits, and trust preferred securities. This was offset by a decrease in interest expense on other borrowings due to a reduction in volume.

Our interest rate structure was impacted by the end of the use of LIBOR, which phased-out in 2023. We used LIBOR in pricing a limited number of our interest earning assets and liabilities, including our trust preferred securities. Most of these contracts were replaced with the secured overnight funding rate (“SOFR”).

Loans

Our primary source of income is interest earned on loans. Total gross loans increased $53.5 million during 2023, or 9.15%, to $638.1 million as of December 31, 2023 as compared to $584.6 million as of December 31, 2022. The primary driver of this increase in total loans was an increase of $43.1 million in commercial real estate loans to $240.2 million as of December 31, 2023 compared to $197.1 million as of December 31, 2022. Additionally, residential 1-4 family, multifamily, commercial, and consumer installment loans increased $11.0 million, $4.9 million, $6.5 million, and $3.3 million, respectively. This was offset by decreases of $13.6 million in construction and land development loans; $1.3 million in farmland loans; $248,000 in agricultural loans; and $114,000 in all other loans. For more detail on loan balances, refer to Note 6 of the consolidated financial statements contained in Item 8 of this Form 10-K.

Nonaccrual loans increased approximately $0.1 million during 2023 from $3.4 million as of December 31, 2022 to $3.5 million as of December 31, 2023. Nonaccrual loans negatively affect interest income as these loans are nonearning assets. When doubt about the collectability of a loan exists, it is the Bank’s policy to stop accruing interest on that loan under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when conditions indicate that payment of principal and interest can no longer be expected, or (c) when any such loan becomes delinquent for 90 days and is not both well secured and in the process of collection. All interest accrued but not collected on loans that are placed on nonaccrual is charged off and reversed against interest income in the current period. In the case of a nonaccrual loan that is well secured and in the process of collection, the interest accrued but not collected is not reversed. Interest received on these loans is accounted for on the cash basis or cost-recovery method until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six consecutive timely payments are made, and prospects for future contractual payments are reasonably assured. For more detail on nonaccrual loans, refer to Note 6 of the consolidated financial statements in Item 8 of this Form 10-K.

Individually evaluated loans, previously known as impaired loans under the incurred loss methodology, decreased during 2023, to $1.1 million as of December 31, 2023, from $2.7 million as of December 31, 2022. Interest income and cash receipts on individually evaluated loans are handled differently depending on whether or not the loan is on nonaccrual status. If the individually evaluated loan is not on nonaccrual status, the interest income on the loan is computed using the effective interest method. For more detail on individually evaluated loan balances, refer to Note 6 of the consolidated financial statements in Item 8 of this Form 10-K.

The following table presents the dollar composition and percentage of our loan portfolio as of December 31:

Loan Composition
	2023		2022
(Dollars in thousands)	$	%	$	%
Real estate secured:
Commercial	$240,187	37.6%	$197,069	33.7%
Construction and land development	28,830	4.5%	42,470	7.3%
Residential 1-4 family	238,233	37.3%	227,232	38.9%
Multifamily	34,571	5.4%	29,710	5.1%
Farmland	16,401	2.6%	17,744	3.0%
Total real estate loans	558,222	87.4%	514,225	88.0%
Commercial	53,230	8.3%	46,697	8.0%
Agriculture	3,508	0.5%	3,756	0.6%
Consumer installment loans	22,639	3.6%	19,309	3.3%
All other loans	512	0.1%	626	0.1%
Total loans	638,111	100.0%	584,613	100.0%
Less: allowance for credit losses[1]	7,256		6,727
Total	$630,855		$577,886

1 The Company adopted ASU 2016-13 on January 1, 2023 using the modified retrospective approach. Therefore, amounts as of December 31, 2022 are shown using the incurred loss methodology.

Our loan maturities, and distribution between fixed and variable rate loans as of December 31, 2023 are shown in the following tables:

Maturities of Loans
(Dollars in thousands)	Less than One Year	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total
Real estate secured:
Commercial	$17,173	$44,897	$87,241	$90,876	$240,187
Construction and land development	5,897	3,656	9,880	9,397	28,830
Residential 1-4 family	10,013	20,113	82,642	125,465	238,233
Multifamily	1,346	4,526	11,825	16,874	34,571
Farmland	971	3,712	8,780	2,938	16,401
Total real estate loans	35,400	76,904	200,368	245,550	558,222
Commercial	10,311	30,550	7,660	4,709	53,230
Agriculture	1,243	1,956	-	309	3,508
Consumer installment loans	2,727	17,797	2,067	48	22,639
All other loans	276	236	-	-	512
Total	$49,957	$127,443	$210,095	$250,616	$638,111

The following table presents the dollar amount of fixed rate and variable rate loans with maturities greater than one year as of December 31, 2023:

(Dollars in thousands)	Fixed Rate	Variable Rate
Real estate secured:
Commercial	$83,656	$139,397
Construction and land development	6,869	15,620
Residential 1-4 family	86,809	141,932
Multifamily	11,851	21,200
Farmland	3,815	11,648
Total real estate loans	193,000	329,797
Commercial	33,760	6,459
Agriculture	1,951	263
Consumer installment loans	19,131	1,439
All other loans	455	-
Total	$248,297	$337,958

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

Some variable rate loans may not reprice, or fully reprice, at their next reset date due to instances where the reset rate may not be above the rate floor or may be more than the allowable rate increase under the terms of the loan. In these instances, it may take several reset periods before these loans are fully adjusted.

Allowance for Credit Losses

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment for the adoption of CECL included a decrease in the allowance for credit losses on loans of $80,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $348,000, which is recorded within other liabilities. The Company recorded a net decrease to retained earnings of $212,000 as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

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

The Company primarily utilizes the cohort and the probability of default/loss given default methodologies for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes to: lending policies and procedures, national and local economic conditions, the experience and ability of management and staff, the volume and severity of past due, rated and nonaccrual assets, loan review system, collateral value, concentrations of credit, and legal or regulatory requirements and competition.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates loan relationships of $250,000 or more that have been determined to meet the regulatory definitions of “special mention” or “classified” (together known as “criticized”) as individually evaluated. The fair value of individually evaluated loans is measured using the fair value of collateral (“collateral method”) or the discounted cash flow (“DCF”) method.

The allowance for credit losses increased to $7.3 million as of December 31, 2023 from $6.7 million as of December 31, 2022. The allowance for credit losses at the end of 2023 was approximately 1.14% of total loans as compared to 1.15% at the end of 2022. Provisions for credit losses for loans receivable of approximately $712,000 and $625,000 were recorded during the years ended December 31, 2023 and 2022, respectively. Loans charged off, net of recoveries, totaled approximately $103,000, or 0.02% of average loans, for the year ended December 31, 2023, compared to approximately $633,000, or 0.11% of average loans, in 2022. The allowance for credit losses represents an amount that, in the Company's judgment, will be adequate to absorb expected and estimable losses inherent in the loan portfolio. The judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current reasonable and supportable forecasts of economic conditions that may affect a borrower's ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

Nonaccrual loans increased approximately $0.1 million during 2023 from $3.4 million as of December 31, 2022 to $3.5 million as of December 31, 2023. The amount of interest income that would have been recognized on these loans had they been accruing interest was approximately $61,000 and $10,000 in the years ended December 31, 2023 and 2022, respectively. There were no loans past due 90 days or greater and still accruing interest at either December 31, 2023 or 2022. There are no commitments to lend additional funds to non-performing borrowers.

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

With regard to the Bank’s consumer and consumer real estate loan portfolio, we use the guidance found in the Uniform Retail Credit Classification and Account Management Policy which affects our estimate of the allowance for credit losses. Under this approach, a consumer or consumer real estate loan must initially have a credit risk grade of Pass or better. Subsequently, if the loan becomes contractually 90 days past due or the borrower files for bankruptcy protection, the loan is downgraded to Substandard and placed in nonaccrual status. If the loan is unsecured upon being deemed Substandard, the entire loan amount is charged-off.

For non-1-4 family residential loans that are 90 days or more past due or in bankruptcy, the collateral value less estimated liquidation costs are compared to the loan balance to calculate any potential deficiency. If the collateral is sufficient, then no charge-off is necessary. If a deficiency exists, then upon the loan becoming contractually 120 days past due, the deficiency is charged-off against the allowance for credit losses. In the case of 1-4 family residential or home equity loans, upon the loan becoming 120 days past due, a current value is obtained and after application of an estimated liquidation discount, a comparison is made to the loan balance to calculate any deficiency. Subsequently, any noted deficiency is then charged-off against the allowance for credit losses when the loan becomes contractually 180 days past due. If the customer has filed bankruptcy, then within 60 days of the bankruptcy notice, any calculated deficiency is charged-off against the allowance for credit losses. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

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

Annualized net charge-offs, as a percentage of average loans, was 0.02% during the year ended December 31, 2023, compared to 0.11% for the same period of 2022. The allowance for credit losses is maintained at a level that management deems appropriate to absorb any potential future losses and known credit losses within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the CECL model to best reflect the risks in the portfolio. However, future provisions may be deemed necessary. During the year ended December 31, 2023, we made modest adjustments to our qualitative factors to consider risk factors associated with commercial real estate and residential mortgage loans. Those changes, along with the assessment of the historical and specific risks associated with the loan portfolio, resulted in a net provision for credit losses of $649,000, of which $712,000 was provided for the loan portfolio; offset by a reduction of the allowance for unfunded commitments of $63,000. The following table summarizes components of the allowance for credit losses and related loans as of December 31, 2023 and 2022:

Selected Credit Ratios
	December 31,
(Dollars in thousands)	2023		2022
Allowance for credit losses[1]	$7,256		$6,727
Total loans	638,111		584,613
Allowance for credit losses to total loans[1]	1.14%		1.15%
Nonaccrual loans	$3,534		$3,413
Nonaccrual loans to total loans	0.55%		0.58%

Ratio of allowance for credit losses[1] to nonaccrual loans	2.05	X	1.97	X

Charge-offs net of recoveries	$103		$633
Average loans	$608,705		$591,179
Net charge-offs to average loans	0.02%		0.11%

1The Company adopted ASU 2016-13 on January 1, 2023 using the modified retrospective approach. Therefore, amounts as of December 31, 2022 are shown using the incurred loss methodology.

The following table shows the average balance, net charge-offs or recoveries and percentage of net charge-offs or recoveries by each major category of loans for the years ended December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Average Balance	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) as % of Average Loan Type	Average Balance	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) as % of Average Loan Type
Real estate secured:
Commercial	$212,409	$-	0.00%	$202,435	$(28)	-0.01%
Construction and land development	39,920	(35)	-0.09%	39,986	143	0.36%
Residential 1-4 family	232,280	14	0.01%	225,334	(36)	-0.02%
Multifamily	33,332	(111)	-0.33%	32,768	109	0.33%
Farmland	17,253	-	0.00%	18,022	(13)	-0.07%
Total real estate loans	535,194	(132)	-0.02%	518,545	175	0.03%
Commercial	48,586	26	0.05%	48,093	14	0.03%
Agriculture	3,596	54	1.50%	3,823	-	0.00%
Consumer and all other loans	20,748	155	0.75%	19,235	444	2.31%
Unallocated	581	-	0.00%	1,483	-	0.00%
Total loans	$608,705	$103	0.02%	$591,179	$633	0.11%

The following table shows the balance and percentage of our allowance for credit losses allocated to each major category of loans.

Allocation of the Allowance for Credit Losses1

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Amount	% of ACL	% of Loans	Amount	% of ALLL[1]	% of Loans
Real estate secured:
Commercial	$2,518	34.7	37.6	$2,364	35.1	33.7
Construction and land development	300	4.1	4.5	345	5.2	7.3
Residential 1-4 family	2,666	36.7	37.3	2,364	35.1	38.9
Multifamily	509	7.0	5.4	262	3.9	5.1
Farmland	163	2.2	2.6	153	2.3	3.0
Total real estate loans	6,156	84.7	87.4	5,488	81.6	88.00
Commercial	673	9.3	8.3	381	5.7	8.0
Agriculture	33	0.5	0.5	32	0.5	0.6
Consumer and all other loans	394	5.5	3.8	386	5.7	3.4
Unallocated	-	-	-	440	6.5	-
Total	$7,256	100.0	100.0	$6,727	100.0	100.0

1The Company adopted ASU 2016-13 on January 1, 2023 using the modified retrospective approach. Therefore, amounts as of December 31, 2022 are shown using the incurred loss methodology.

We have allocated the allowance according to the amount deemed to be reasonably necessary to provide for the expected credit losses within each of the categories of loans. The allocation of the allowance as shown in the table above should not be interpreted as an indication that credit losses in future years will occur in the same proportions or that the allocation indicates future credit loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

The allocation of the allowance for credit losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 34.7% of the allowance to commercial real estate loans, which constituted 37.6% of our loan portfolio at December 31, 2023. This allocation decreased slightly compared to 35.1% in 2022, due primarily to the impact of the CECL methodology. We have allocated 9.3% of the allowance to commercial loans, which constituted 8.3% of our loan portfolio at December 31, 2023. This allocation percentage increased compared to December 31, 2022, due to the impact of the CECL methodology.

Both residential and commercial real estate loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We allocated 4.1% of the allowance to real estate construction loans, which constituted 4.5% of our loan portfolio as of December 31, 2023. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Additionally, these credits are generally shorter-term projects of eighteen months or less. These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities.

We allocated 36.7% of the allowance to residential real estate loans, which constituted 37.3% of our loan portfolio as of December 31, 2023.

We allocated 5.5% of the allowance to consumer and all other loans, which constituted 3.8% of our loan portfolio as of December 31, 2023. Our allocation generally remained consistent with the allocation as of December 31, 2022.

Other Real Estate Owned

Other real estate owned decreased $104,000, or 39.9%, to approximately $157,000 as of December 31, 2023 from $261,000 as of December 31, 2022. All properties are available for sale, primarily, by commercial and residential realtors under the direction of our Special Assets division. During 2023, four properties were sold in the amount of $132,000 and three properties were acquired in the amount of $124,000.

While the levels of problem credits and foreclosed properties have been reduced significantly over the past several years, we remain mindful of the impact on earnings and capital as we work to achieve our goal to reduce nonperforming assets. However, we may recognize some losses and reductions in the allowance for credit losses as we expedite the resolution of these problem assets.

Investment Securities

Total investment securities decreased $6.3 million, or 6.5%, to $89.8 million as of December 31, 2023 from $96.1 million as of December 31, 2022. All securities are classified as available-for-sale for liquidity purposes. There were no sales of securities during 2023 and 2022. During 2023 and 2022, there were maturities, calls and paydowns of $9.4 million and $14.0 million, respectively. The Company purchased $0.5 million and $19.8 million in investment securities during 2023 and 2022, respectively. Investment securities with a carrying value of $36.8 million and $27.3 million as of December 31, 2023 and 2022, respectively, were pledged to secure public deposits and for other purposes required, or permitted, by law.

Our strategy is to invest excess funds in investment securities, which typically yield more interest income than other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond, but which still provide liquidity.

The fair value of our investment portfolio is substantially affected by changes in interest rates. Losses could be realized if liquidity and/or business strategy necessitate the sale of securities in a loss position, due to Federal Reserve actions, U.S. fiscal policies or other factors affecting market interest rates. As of December 31, 2023, we had a net unrealized loss in our investment portfolio totaling $14.8 million as compared to a $17.6 million loss as of December 31, 2022. As market interest rates increase, the level of unrealized losses could change substantially. However, these changes would have no impact on earnings or regulatory capital, unless the securities were sold at a loss. We believe that all unrealized losses resulted from temporary changes in interest rates and current market conditions and are not a result of credit deterioration. No allowance for credit losses on available-for-sale securities was recorded as of December 31, 2023. We monitor our portfolio regularly and use it to maintain liquidity, manage interest rate risk and enhance earnings.

The fair value and weighted average yield of investment securities as of December 31, 2023 are shown in the following schedule by contractual maturity and do not reflect principal paydowns for amortizing securities. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are calculated by dividing the contractual interest for each time period by the average amortized contractual cost.

	Less than One Year		One to Five Years		Five to ten years		After ten years		Total
(Dollars in thousands)	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
U.S Treasuries	$4,159	1.58%	$6,826	1.22%	$-	0.00%	$-	-%	$10,985	1.35%
U.S. Government Agencies	494	3.51%	2,440	3.94%	3,056	3.23%	2,821	3.24%	8,811	3.44%
Taxable municipals	-	-%	510	2.95%	6,175	2.12%	11,174	2.40%	17,859	2.33%
Corporate bonds	496	2.76%	964	3.87%	1,228	2.58%	-	-%	2,688	3.04%
Mortgage backed securities	-	-%	1,465	1.95%	4,390	1.98%	43,607	1.68%	49,462	1.71%
	$5,149	1.87%	$12,205	2.10%	$14,849	2.34%	$57,602	1.90%	$89,805	2.00%

Bank Owned Life Insurance

As of December 31, 2023 and 2022, the Bank had an aggregate total cash surrender value of $4.6 million and $4.5 million, respectively, on life insurance policies covering former key officers.

The Company recognized income of approximately $40,000 during the year ended December 31, 2023. The Company recorded a loss of $136,000 due to a write-down of approximately $158,000, partially offset by earnings of $22,000, during the year ended December 31, 2022. The write-down was due to the impact of rising interest rates on the value of the underlying assets supporting the policies.

Deposits

Total deposits were $716.5 million as of December 31, 2023, an increase of $23.8 million, or 3.4%, from $692.7 million as of December 31, 2022, due to efforts to attract and retain deposits, specifically time deposits, combined with cyclical fund inflows. Most of the increase was driven by time deposits, which increased $64.1 million, or 34.0%, to $252.3 million as of December 31, 2023.

Information detailing average deposit balances and average rates paid on deposits is presented in the Net Interest Margin Analysis table contained in the “Net Interest Income and Net Interest Margin” section.

Core deposits are considered to include demand deposits and other types of transaction accounts, such as commercial relationships and savings products, all of which decreased in 2023. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Time deposits of $250,000 or more equaled approximately 7.36% of deposits at the end of 2023 and 3.87% of deposits at the end of 2022.

As of December 31, 2023 and 2022, uninsured deposits are estimated to be $93.8 million and $87.5 million, respectively. Estimated uninsured deposits represented 13.1% and 12.6% of total deposits as of December 31, 2023 and 2022, respectively. Included in estimated uninsured deposits are $27.9 million and $14.4 million of public funds, for such respective periods, considered secured via pledged securities or letters of credit we have with the FHLB.

The following table shows maturities of all time deposits considered uninsured by the FDIC or otherwise.

Maturities of Uninsured Time Deposits
(Dollars in thousands)
December 31, 2023
Three months or less	$4,780
Over three months through six months	14,503
Over six months through twelve months	16,344
Over one year	12,635
Total	$48,262

As of December 31, 2023 and 2022, $36.8 million and $27.3 million of securities, respectively, were pledged to collateralize public deposits, including time deposits, held in our Tennessee offices, and as collateral for credit facilities available through FRB. Additionally, we held letters of credit from the FHLB for $12.0 million and $7.0 million at December 31, 2023 and 2022, respectively, to secure public deposits, including time deposits, held in our Virginia offices.

We held no brokered deposits at December 31, 2023 or 2022. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis table in the “Net Interest Income and Net Interest Margin” section. Total Certificate of Deposit Registry Service (“CDARS”) time deposits were $6.3 million and $1.4 million at December 31, 2023 and 2022, respectively.

Noninterest Income

Noninterest income increased $709,000 to $9.9 million for the year ended December 31, 2023 from $9.2 million for the comparable period in 2022. The primary drivers of the increase were the sales of a former operations facility and branch location resulting in a combined gain of $130,0000; an increase in financial services revenue of $168,000; and income resulting from an insurance claim payment from the cybersecurity incident in the amount of $257,000. This was offset by decreases in service charge income and card processing fees totaling a combined $122,000 during the period. Service charge income decreased due to changes made in 2022 in assessing certain charges that reduced the number of transactions subject to such fees. Additional changes to our service charge structure took effect during the fourth quarter of 2023, which eliminated charges for certain representment items, and certain funds transfer fees. Fees from debit card activity declined as customer deposit balances have reverted to pre-pandemic levels and customer spending habits have also begun to normalize.

Noninterest Expense

Noninterest expense was $28.0 million for the year ended December 31, 2023 compared to $26.5 million for the year ended December 31, 2022. The $1.5 million increase was impacted by increases in salaries and employee benefits of $891,000, data processing and telecommunications costs of $112,000, legal and professional fees of $273,000, cards rewards program expense of $115,000 and deposit insurance of $143,000. These increases were partially offset by decreases in occupancy expenses of $192,0000, and data processing and telecommunication costs of $171,000, in comparison to the year ended December 31, 2022.

Our efficiency ratio, a non-GAAP measure, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, was 73.7% in 2023 compared to 70.6% in 2022. The modest performance decline in this ratio is a result of the decline in net interest income and increased noninterest expenses, as discussed above and in the “Net Interest Income and Net Interest Margin” section earlier in this Item 7. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity.

Income Taxes and Deferred Tax Assets

Income taxes were $2.1 million for the year ended December 31, 2023, compared to $2.3 million for the same period in 2022. The effective tax rates were 23.0%, and 22.2% for 2023 and 2022, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally due to the lessened impact of tax preference items, along with the effect of certain state income taxes. The higher effective tax rate in 2023 is the result of an increase in pre-tax earnings in relation to the various tax preference items, and increased income in states that maintain a tax structure based on allocated income.

Deferred tax assets represent the future tax benefit of future deductible differences. If it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. The Company has evaluated positive and negative evidence to assess the realizability of its deferred taxes. Based on the evidence, including taxable income projections, the Company believes it is more likely than not that its deferred tax assets will be realizable. Accordingly, the Company did not include a valuation allowance against its deferred tax assets as of December 31, 2023 or 2022.

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

Capital Resources

During the year ended December 31, 2023, total shareholders’ equity increased $7.6 million to $64.8 million due to the earnings of $7.2 million and the $2.3 million decrease in the net unrealized loss on available-for-sale investment securities, which was partially offset by a cash dividend payment of $1.4 million and the repurchase of common stock totaling $237,000. Additionally, the implementation of the current expected credit loss (“CECL”) methodology resulted in a one-time net of tax, direct charge to retained earnings of $212,000. Consequently, book value per share increased to $2.73 as of December 31, 2023 compared to $2.40 as of December 31, 2022. The Bank remains well capitalized per regulatory guidance.

As previously reported, the Board extended the repurchase of up to 500,000 shares of the Company’s common stock through March 31, 2024. During 2023, the Company repurchased 100,875 shares at an average price of $2.31 per share. Since commencement of the repurchase plan, 174,470 shares have been repurchased at an average rate of $2.32.

The Company meets the eligibility criteria to be considered a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement issued in February 2015 and does not report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank is characterized as "well capitalized" under the “prompt corrective action” regulations pursuant to Section 38 of the FDIA. The capital adequacy ratios for the Bank, including the minimum ratios to be considered “well capitalized,” are set forth in Note 22, Capital, to the consolidated financial statements in Item 8 of this Form 10-K.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 (“CET1”) ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum CET1 ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a CET1 ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject. Based upon projections, we believe our earnings will be sufficient to support the Bank’s planned asset growth.

The Company paid a cash dividend of $0.06 per share in 2023. On February 28, 2024, the Board of Directors declared a dividend of $0.07 per share, to be paid on March 29, 2024. Future payments of cash dividends will depend on a number of factors including but not limited to maintaining positive retained earnings, compliance with regulatory rules governing the payment of dividends, strategic plans, and sufficient capital at the Bank to allow payment of dividends to the parent company.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold and unpledged available-for-sale investments. Collectively, those balances were $118.0 million as of December 31, 2023, down from $130.5 million as of December 31, 2022. The decrease is primarily due to loan growth exceeding funding growth through deposits and other borrowings. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs.

The Bank’s primary funding source is deposits from customers in the markets in which it provides banking services. As discussed previously, deposits increased during 2023 but competition for deposits remains intense from both bank and non-bank institutions. The Company expects that pressure on the rates paid on deposits will continue and that it may be required to increase the rates paid on its deposit products, possibly faster and to a higher degree not currently projected, to retain existing customers and attract new deposit relationships to fund loans and other activities. As discussed below, the Company has other liquidity sources to manage its liquidity needs as they arise.

As of December 31, 2023, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $53.0 million, which is net of the $36.8 million of securities pledged as collateral. Generally, the investment portfolio serves as a source of liquidity while yielding a higher return at the purchase date when compared to other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond. Total investment securities decreased $6.3 million, or 6.5%, during 2023 from $96.1 million as of December 31, 2022 to $89.8 million as of December 31, 2023. The Bank also has additional borrowing capacity on lines for which investments are currently pledged.

Our loan to deposit ratio was 89.1% as of December 31, 2023 and 84.4% as of December 31, 2022.

Available third-party sources of liquidity remain intact as of December 31, 2023 which includes the following: our line of credit with the FHLB totaling $200.1 million, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the Federal Reserve Bank of Richmond. We also have $30.0 million in unsecured federal funds lines of credit available from three correspondent banks as of December 31, 2023.

We have used our line of credit with FHLB to issue letters of credit totaling $12.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on the letter of credit have been issued. This letter of credit is considered to be a draw on our FHLB line of credit. An additional $178.1 million was available on December 31, 2023 on the $200.1 million line of credit, of which $118.9 million is secured by a blanket lien on our residential real estate loans.

While we have access to the brokered deposits market, we held no brokered deposits as of December 31, 2023 or 2022. As of December 31, 2023, we had $6.3 million in reciprocal CDARS time deposits, compared to $1.4 million as of December 31, 2022.

The Bank has access to additional liquidity through the Federal Reserve Bank of Richmond’s Discount Window for overnight funding needs. We have collateralized this line with investment securities. As part of the discount window capacity the FRB, starting in March 2023, offered borrowings through the Bank Term Funding Program which was created to support businesses and consumers by making additional funds available to eligible depository institutions. This program, which expired in March 2024, provided loans of up to one year in length, at a fixed rate, with no prepayment penalties. Collateral guidelines for this program valued eligible collateral at par value with the margin of 100% of par value. We participated in this program in December 2023, through a $10 million borrowing for one year at a rate of 4.83%. This borrowing supplemented loan fundings during the month.

During the fourth quarter of 2023 we made a voluntary principal payment of $310,000 on one of the outstanding trust preferred securities, originally issued in 2004. We may consider making future principal payments based on our available liquidity and considering other funding opportunities that may be available.

With the on-balance sheet liquidity and other external sources of funding, we believe the Bank has adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from recovering from the lingering effects of the COVID-19 pandemic, inflation and the wars in Ukraine and Gaza, we continue monitoring our liquidity position, specifically cash on hand in order to meet customer demands. Additionally, our contingency funding plan is reviewed quarterly with our Asset Liability Committee.

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

A summary and discussion of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2023 and 2022 is presented at “Consolidated Financial Statements and Notes” “Note 20 Financial Instruments with Off-Balance Sheet Risk”. With the implementation of CECL in 2023, we established an allowance for credit losses on unfunded commitments, which totaled $285,000 at December 31, 2023.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not actually be drawn upon to the total extent to which the Bank is committed. In response to two bank failures in March 2023, and resulting liquidity concerns for other super-regional banks, we drew a short-term advance from FHLB as precaution against any significant unusual activity by borrowers drawing against their lines of credit. We did not experience any significant draws by borrowers during that period nor do we anticipate experiencing such demand that might cause us to limit customer access to these lines of credit.

Interest Sensitivity

As of December 31, 2023, we had a negative cumulative gap rate sensitivity ratio of 21.59% for the one-year re-pricing period, compared to 17.89% as of December 31, 2022. A negative cumulative gap generally indicates that net interest income would decline in a rising interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would likely increase in periods during which interest rates are decreasing. The below table is based on contractual maturities and next repricing date and does not take into consideration prepayment speeds of investment securities and loans, nor does it consider decay rates for non-maturity deposits. When considering these prepayment speed and decay rate assumptions, along with our ability to control the repricing of a significant portion of the deposit portfolio, we are in a position to increase interest income in a rising interest rate environment; however, the ability to control the repricing of the deposit portfolio can be significantly impacted by competitive pressures, liquidity needs and access to and availability of other funding sources. With indications that the period of rate increases has tapered and consensus is that at least some modest rate decreases can be anticipated in the near- to mid-term, we are implementing strategies to moderate any potential adverse impact to our current interest rate risk profile, from what could be a period of flat to decreasing interest rates.

Interest Sensitivity Analysis
December 31, 2023
(In thousands of dollars)
	1 - 90 Days	91-365 Days	1 - 3 Years	4-5 Years	6-10 Years	Over 10 years	Total
Uses of funds:
Loans	$111,139	$86,463	$192,119	$170,535	$60,042	$17,813	$638,111
Federal funds sold	18	-	-	-	-	-	18
Deposits with banks	50,113	250	-	-	-	-	50,363
Investments	4,452	10,378	22,121	16,112	26,910	24,583	104,556
Bank owned life insurance	4,589	-	-	-	-	-	4,589
Total earning assets	$170,311	$97,091	$214,240	$186,647	$86,952	$42,396	$797,637

Sources of funds:
Int Bearing DDA	69,528	-	-	-	-	-	69,528
Savings & MMDA	160,745	-	-	-	-	-	160,745
Time Deposits	45,258	137,876	60,944	8,238	-	-	252,316
Trust Preferred Securities	16,186	-	-	-	-	-	16,186
Other Borrowings	-	10,000	-	10,000	-	-	20,000
Total interest bearing liabilities	$291,717	$147,876	$60,944	$18,238	$-	$-	$518,775

Discrete Gap	$(121,406)	$(50,785)	$153,296	$168,409	$86,952	$42,396	$278,862
Cumulative Gap	$(121,406)	$(172,191)	$(18,895)	$149,514	$236,466	$278,862
Cumulative Gap as % of Total Earning Assets	-15.22%	-21.59%	-2.37%	18.74%	29.65%	34.96%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of New Peoples Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows, for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Notes 2 and 7 to the financial statements, the Company changed its method of accounting for credit losses in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the

Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

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

Allowance for Credit Losses – Loans Collectively Evaluated for Credit Losses

Description of the Matter

As further described in Note 2 (Summary of Significant Accounting Policies) and Note 7 (Allowance for Credit Losses For Loans (“ACLL”) to the consolidated financial statements, the Company changed its method of accounting for credit losses on January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended. The allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented $7.2 million of the total recorded ACLL of $7.3 million as of December 31, 2023. The collectively evaluated ACLL consists of quantitative and qualitative components.

The quantitative component consists of loss estimates derived from a discounted cash flow model using external observations of historical credit losses adjusted for estimated prepayments and forecasts of future conditions over a reasonable and supportable period. The estimate considers large amounts of data in tabulating default, loss given default, and prepayment speeds and requires complex calculations as well as management judgment in the selection of appropriate inputs.

In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include: changes in general market, economic and business conditions; lending policies and procedures; experience and ability of management and staff; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances; loan review system; concentrations of credit; the value of underlying collateral in determining the recorded balance of the allowance for credit losses; and legal or regulatory requirements and competition. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management exercised significant judgment when estimating the ACLL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACLL as a critical audit matter as auditing the collectively evaluated ACLL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates. The primary audit procedures we performed to address this critical audit matter included:

·	Substantively testing management’s process for measuring the collectively evaluated ACLL,

including:

o	Evaluating the conceptual soundness, assumptions, and key data inputs of the Company’s discounted cashflow methodology, including the identification of loan pools, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.
o	Evaluating the methodology and testing the accuracy of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
o	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the discounted cashflow and qualitative factor components of the calculations.

/s/ Yount, Hyde, & Barbour, P.C.

We have served as the Company’s auditor since 2022.

Roanoke, Virginia

April 1, 2024

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

(in thousands except share data)

ASSETS	2023	2022

Cash and due from banks	$14,596	$13,979
Interest-bearing deposits with banks	50,363	46,747
Federal funds sold	18	960
Total cash and cash equivalents	64,977	61,686

Investment securities available-for-sale, at fair value	89,805	96,076

Loans receivable	638,111	584,613
Allowance for credit losses	(7,256)	(6,727)
Net loans	630,855	577,886

Bank premises and equipment, net	18,265	19,290
Other real estate owned	157	261
Accrued interest receivable	3,029	2,555
Deferred taxes, net	4,461	4,623
Bank owned life insurance	4,589	4,549
Right-of-use assets – operating leases	3,852	3,725
Other assets	6,323	4,707
Total assets	$826,313	$775,358

LIABILITIES

Deposits
Noninterest bearing	$233,878	$249,924
Interest-bearing	482,589	442,783
Total deposits	716,467	692,707

Borrowed funds	36,186	16,496
Lease liabilities – operating leases	3,852	3,725
Accrued interest payable	1,447	526
Accrued expenses and other liabilities	3,550	4,685
Total liabilities	761,502	718,139

Commitments and Contingent Liabilities (Notes 19 and 21)

SHAREHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 23,745,900 and 23,848,491 shares issued and outstanding at December 31, 2023 and 2022, respectively	47,492	47,697
Additional paid-in capital	14,514	14,546
Retained earnings	14,458	8,917
Accumulated other comprehensive loss	(11,653)	(13,941)
Total shareholders’ equity	64,811	57,219
Total liabilities and shareholders’ equity	$826,313	$775,358

     The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands except share and per share data)

INTEREST AND DIVIDEND INCOME	2023	2022
Loans including fees	$32,552	$27,739
Federal funds sold	22	8
Interest-earning deposits with banks	2,239	1,514
Investments	2,167	1,983
Dividends on equity securities (restricted)	155	146
Total interest and dividend income	37,135	31,390

INTEREST EXPENSE
Deposits	7,582	1,875
Borrowed funds	1,534	1,230
Total interest expense	9,116	3,105

NET INTEREST INCOME	28,019	28,285

PROVISION FOR CREDIT LOSSES	649	625

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	27,370	27,660

NONINTEREST INCOME
Service charges and fees	3,886	3,969
Card processing and interchange income	3,730	3,769
Insurance and investment fees	1,084	954
Other noninterest income	1,249	548
Total noninterest income	9,949	9,240

NONINTEREST EXPENSES
Salaries and employee benefits	14,256	13,365
Occupancy and equipment expenses	3,943	4,135
Data processing and telecommunications	2,481	2,369
Other operating expenses	7,308	6,650
Total noninterest expenses	27,988	26,519

INCOME BEFORE INCOME TAXES	9,331	10,381

INCOME TAX EXPENSE	2,147	2,299

NET INCOME	$7,184	$8,082

Income Per Share
Basic and Diluted	$0.30	$0.34
Average Weighted Shares of Common Stock
Basic and Diluted	23,804,427	23,898,185

       The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Dollars in thousands)

	2023	2022

NET INCOME	$7,184	$8,082

Other comprehensive income (loss):
Investment securities activity:
Unrealized gains (losses) arising during the year	2,896	(16,617)
Other comprehensive income (losses) on investment securities	2,896	(16,617)
Related tax (expense) benefit	(608)	3,490
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,288	(13,127)
TOTAL COMPREHENSIVE INCOME (LOSS)	$9,472	$(5,045)

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands including share data)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, December 31, 2021	23,922	$47,844	$14,570	$2,031	$(814)	$63,631
Net income	—	—	—	8,082	—	8,082
Other comprehensive loss, net of tax	—	—	—	—	(13,127)	(13,127)
Cash dividend declared ($0.05 per share)	—	—	—	(1,196)	—	(1,196)
Repurchase of common stock	(74)	(147)	(24)	—	—	(171)
Balance, December 31, 2022	23,848	$47,697	$14,546	$8,917	$(13,941)	$57,219

Adoption of ASU 2016-13	—	$—	$—	$(212)	$—	$(212)
Net income	—	—	—	7,184	—	7,184
Other comprehensive income, net of tax	—	—	—	—	2,288	2,288
Cash dividend declared ($0.06 per share)	—	—	—	(1,431)	—	(1,431)
Repurchase of common stock	(102)	(205)	(32)	—	—	(237)
Balance, December 31, 2023	23,746	$47,492	$14,514	$14,458	$(11,653)	$64,811

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Dollars are in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,184	$8,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,614	1,741
Provision for credit losses	649	625
(Income) loss on bank owned life insurance	(40)	136
Gain on sale of mortgage loans	(4)	(29)
(Gain) loss on sale or disposal of premises and equipment	(46)	201
Loss (gain) on sale of foreclosed real estate and repossessed assets	96	(70)
Loans originated for sale	(81)	(1,577)
Proceeds from sales of loans originated for sale	85	1,606
Adjustment of carrying value of foreclosed real estate and repossessed assets	—	197
Net amortization/accretion of bond premiums/discounts	298	474
Deferred tax (benefit) expense	(390)	540
Net change in:
Interest receivable	(474)	(443)
Other assets	(667)	26
Accrued interest payable	920	254
Accrued expenses and other liabilities	(1,743)	2,068
Net cash provided by operating activities	7,401	13,831

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(53,725)	9,209
Purchase of securities available-for-sale	(500)	(19,790)
Proceeds from repayments and maturities of securities available-for-sale	9,369	13,980
Net purchase of equity securities (restricted)	(625)	(27)
Payments for the purchase of premises and equipment	(1,475)	(548)
Proceeds from sale of premises and equipment	932	—
Proceeds from insurance claims on other real estate owned or premises	—	51
Proceeds from sales of other real estate owned	132	207
Net cash (used in) provided by investing activities	(45,892)	3,082

CASH FLOWS FROM FINANCING ACTIVIES
Increase in short-term borrowings	10,000	—
Net change in long-term debt	9,690	—
Net change in noninterest bearing deposits	(16,046)	(1,333)
Net change in interest bearing deposits	39,806	(13,473)
Dividends paid	(1,431)	(1,196)
Repurchase of common stock	(237)	(171)
Net cash provided by (used in) financing activities	41,782	(16,173)
Net increase in cash and cash equivalents	3,291	740
Cash and cash equivalents, beginning of the year	61,686	60,946
Cash and cash equivalents, end of the year	$64,977	$61,686

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$8,195	$2,851
Taxes	3,705	650
Supplemental Disclosure of Non-Cash Transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	451	—
Transfer of loans to other real estate owned	124	—
Loans made to finance sale of foreclosed real estate	—	711
Change in unrealized losses on securities available for sale	2,896	(16,617)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation – The consolidated financial statements include New Peoples, the Bank, NPB Insurance Services, Inc., and NPB Web Services, Inc. (Hereinafter, collectively referred to as the Company, we, us, or our). All significant intercompany balances and transactions have been eliminated. In accordance with Accounting Standards Codification (ASC) 942, Financial Services – Depository and Lending, NPB Capital Trust I and 2 are not included in the consolidated financial statements.

Accounting Standards Adopted in 2023 – On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

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

 Schedule of allowance for credit losses on available for sale securities

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

Similar to its policy under previous GAAP, the Company continues to identify modifications to loans and to determine whether the borrower is experiencing financial difficulty. If the Company determines that the borrower is experiencing financial difficulty, the loan’s risk rating is evaluated to determine whether it falls within the regulatory definition of “criticized” and requires individual evaluation. Under previous GAAP, modifications to loans when the borrower was experiencing financial difficulty were designated as TDRs and were individually evaluated for the duration of the loan. Under CECL, if a previously modified loan with financial difficulty is subsequently upgraded to a pass rating, it will no longer be individually evaluated.

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

Cash and Cash Equivalents – Cash and cash equivalents as used in the cash flow statements include cash and due from banks, interest-bearing deposits with banks, federal funds sold and investment securities when purchased within three months of maturity.

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

Allowance for Credit Losses – Available-for-Sale Securities – For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses expense. Losses are charged against the allowance for credit losses when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2023, there was no allowance for credit losses related to the available-for-sale portfolio.

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

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $2.6 million as of December 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $16.2 million as of December 31, 2023. Most of the Company’s activities are with customers located within southwest Virginia, southern West Virginia, northeastern Tennessee region and western North Carolina. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

Allowance for Credit Losses – Loans – The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

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

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a discounted cash flow methodology:

•	Commercial Real Estate Loans. We originate loans to qualified businesses and individuals in our market area for the purchase, construction or refinancing of commercial real estate. These loans consist of owner occupied, non-owner occupied and multi-family transactions. Owner occupied real estate properties primarily include retail buildings, medical buildings and industrial/warehouse space. Owner-occupied loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Non-owner occupied commercial real estate properties primarily include retail buildings, hotels, office/medical buildings and industrial/warehouse space. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and their ability to repay the loan. Non-owner occupied commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions. Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and their ability to repay the loan. Construction loans include not only construction of new structures, but also additions or alterations to existing structures. Construction loans are generally secured by real estate. The primary risk characteristics are specific to the uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of construction may be customer specific, such as the quality and depth of property management, or related to changes in general economic conditions.
•	Commercial Loans. We make commercial loans to qualified businesses in our market area. Our commercial lending consists primarily of commercial and industrial loans to finance accounts receivable, inventory, property, plant and equipment. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. To manage these risks, our underwriting guidelines generally require us to secure commercial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, we actively monitor certain measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

•	Residential Mortgage Loans. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans, home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities. Under our underwriting guidelines, residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with our appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.
•	Construction Loans. Construction lending entails significant additional risks compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate the total loan funds required to complete a project and related loan-to-value ratios accurately. To minimize the risks associated with construction lending, loan-to-value limitations for residential, multi-family and non-residential construction loans are in place. These are in addition to the usual credit analyses of borrowers. Management feels that the loan-to-value ratios help to minimize the risk of loss and to compensate for normal fluctuations in the real estate market. Maturities for construction loans generally range from 4 to 12 months for residential property and from 6 to 18 months for non-residential and multi-family properties.
•	Consumer Loans. Our consumer loans consist primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans that we make include home improvement loans, debt consolidation loans and general consumer lending. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance due to the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. A borrower may also be able to assert against the Bank as an assignee any claims and defenses that it has against the seller of the underlying collateral.

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

•	The collateral method is applied to individually evaluated loans for which foreclosure is probable. The collateral method is also applied to individually evaluated loans when borrowers are experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral (“collateral dependent”). The allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, the allowance for credit losses is calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the allowance for credit losses is calculated as the amount by which the loan’s amortized cost basis exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.
•	The DCF method is applied to individually evaluated loans that do not meet the criteria for collateral method measurement. Cash flows are projected and discounted using the same method as for collectively evaluated loans, and the Company considers default and prepayment assumptions.

Allowance for Credit Losses – Unfunded Commitments – Financial instruments include off-balance sheet credit instruments such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments, which is included in the provision for credit losses, in the Company’s consolidated statements of income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

Bank Premises and Equipment – Land, buildings and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

 Schedule of estimated useful lives

Type	Estimated useful life
Buildings	39 – 40 years
Paving and landscaping	15 years
Computer equipment and software	3 to 5 years
Vehicles	5 years
Furniture and other equipment	5 to 10 years

Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are recorded as a component of noninterest expense as incurred.

Other Real Estate Owned – Other real estate owned represents properties acquired through foreclosure or deeds taken in lieu of foreclosure and former branch sites that have been closed and for which there are no intentions to re-open or otherwise use the location and the time anticipated to dispose of the property is expected to not be short-term. At the time of acquisition, these properties are recorded at fair value less estimated costs to sell. Expenses incurred in connection with operating these properties and subsequent write-downs, if any, are charged to operations. Subsequent to foreclosure, management periodically considers the adequacy of the reserve for losses on the property. Gains and losses on the sales of these properties are credited or charged to income in the year of the sale.

Bank Owned Life Insurance (“BOLI”) – The Bank purchased life insurance policies on certain, now-former, key officers and employees. Changes in the cash surrender value are recorded in noninterest income.

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

Income Taxes – Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets where it is more likely than not such assets will not be realized. As of December 31, 2023 and 2022, the Company had no valuation allowance on its net deferred tax assets.

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

Financial Instruments – Fair Value – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully discussed in Note 23. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risks, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or market conditions could significantly affect these estimates.

Comprehensive Income (Loss) – GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss). The change in unrealized gains and losses on available-for-sale securities is the Company’s only component of other comprehensive loss.

Revenue from Contracts with Customers - The Company generally satisfies its performance obligations fully on its contracts with customers as services are rendered; and the transaction prices are typically fixed, charged either on a periodic basis or based on activity.

Advertising Cost – Advertising costs are expensed in the period incurred. Those costs, which are included in Advertising, sponsorships and donations in Note 25 totaled $206,000 and $162,000, for the years ended December 31, 2023 and 2022, respectively.

Reclassification – Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Subsequent Events – The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. See Note 26 Subsequent Events for additional information.

NOTE 3 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the years ended December 31, 2023 and 2022, there were no dilutive potential common shares.

Basic and diluted net income per common share calculations follows:

 Schedule of basic and diluted net loss per common share calculations

(Amounts in thousands, except	For the year ended
share and per share data)	December 31,
	2023	2022
Net income	$7,184	$8,082
Weighted average shares outstanding	23,804,427	23,898,185
Weighted average dilutive shares outstanding	23,804,427	23,898,185
Basic and diluted income per share	$0.30	$0.34

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS

The Bank had federal funds sold and interest-bearing cash on deposit with the Federal Reserve Bank of Richmond (the Federal Reserve Bank) and other commercial banks amounting to $50.4 million and $47.7 million as of December 31, 2023 and 2022, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

The Bank has a total of $30.0 million in unsecured fed funds lines of credit facilities from three correspondent banks that were available as of December 31, 2023 and 2022, respectively. Of these total commitments, all were available as of December 31, 2023 and 2022. As a condition for $5.0 million of one of the unsecured fed funds lines of credit, the Bank maintains a minimum deposit balance of $250,000 with this correspondent bank. As of December 31, 2023 and 2022, the Bank was in compliance with this requirement.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities (all available-for-sale) as of December 31, 2023 and 2022 are as follows:

Schedule of securities amortized cost and estimated fair value

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
December 31, 2023
U.S. Treasuries	$11,643	$-	$658	$10,985
U.S. Government Agencies	9,412	23	624	8,811
Taxable municipals	22,973	-	5,114	17,859
Corporate bonds	3,002	1	315	2,688
Mortgage backed securities	57,526	-	8,064	49,462
Total Securities available for sale	$104,556	$24	$14,775	$89,805

December 31, 2022
U.S. Treasuries	$12,642	$-	$957	$11,685
U.S. Government Agencies	10,129	4	734	9,399
Taxable municipals	23,022	-	6,207	16,815
Corporate bonds	3,512	-	376	3,136
Mortgage backed securities	64,419	-	9,378	55,041
Total Securities available for sale	$113,724	$4	$17,652	$96,076

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023 and 2022.

 Schedule of fair value and gross unrealized losses on investment securities

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. Treasuries	$-	$-	$10,985	$658	$10,985	$658
U.S. Government Agencies	42	-	8,123	624	8,165	624
Taxable municipals	485	16	17,374	5,098	17,859	5,114
Corporate bonds	-	-	2,187	315	2,187	315
Mortgage backed securities	-	-	49,413	8,064	49,413	8,064
Total	$527	$16	$88,082	$14,759	$88,609	$14,775

December 31, 2022
U.S. Treasuries	$4,761	$145	$6,922	$812	$11,683	$957
U.S. Government Agencies	5,925	348	3,295	386	9,220	734
Taxable municipals	3,689	1,113	13,127	5,094	16,816	6,207
Corporate bonds	2,375	136	761	240	3,136	376
Mortgage backed securities	11,338	861	43,612	8,517	54,950	9,378
Total	$28,088	$2,603	$67,717	$15,049	$95,805	$17,652

As of December 31, 2023, the available-for-sale portfolio included 209 investments for which the fair market value was less than amortized cost. As of December 31, 2022, the available-for-sale portfolio included 221 investments for which the fair market value was less than amortized cost. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not plan to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities are past due as to principal or interest payments and a number of these securities have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified.”

Investment securities with a carrying value of $36.8 million and $27.3 million as of December 31, 2023 and 2022, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of available-for-sale investment securities during the years ended December 31, 2023 and 2022.

The amortized cost and fair value of investment securities as of December 31, 2023, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, actual maturities may differ from scheduled maturities on amortizing securities, such as mortgage-backed securities and collateralized mortgage obligations, because the underlying collateral on these types of securities may be repaid prior to the scheduled maturity date.

Schedule of amortized cost and fair value of investment securities contractual maturity

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$5,263	$5,149	1.87%
Due after one year through five years	12,966	12,205	2.10%
Due after five years through ten years	16,805	14,849	2.34%
Due after ten years	69,522	57,602	1.90%
Total	$104,556	$89,805	2.00%

The Bank, as a member of the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in other assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.7 million and $2.1 million as of December 31, 2023 and 2022, respectively. The stock has no quoted market value and no ready market exists.

NOTE 6 LOANS

Loans receivable outstanding as of December 31, 2023 and 2022, are summarized as follows:

 Summary of loans receivable outstanding

	December 31,
(Dollars are in thousands)	2023	2022
Real estate secured:
Commercial	$240,187	$197,069
Construction and land development	28,830	42,470
Residential 1-4 family	238,233	227,232
Multifamily	34,571	29,710
Farmland	16,401	17,744
Total real estate loans	558,222	514,225
Commercial	53,230	46,697
Agriculture	3,508	3,756
Consumer installment loans	22,639	19,309
All other loans	512	626
Total loans	$638,111	$584,613

Also included in total loans above are deferred loan fees of $1.8 million and $1.6 million, as of December 31, 2023 and 2022, respectively. Total deferred loan costs were $2.0 million and $1.9 million, as of December 31, 2023 and 2022, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

Loans receivable on nonaccrual status as of December 31, 2023 and 2022 are summarized as follows:

 Summary of loans receivable on nonaccrual status

	CECL			Incurred Loss
	December 31, 2023			December 31, 2022
(Dollars in thousands)	With No Allowance	With an Allowance	Total
Real estate secured:
Commercial	$544	$268	$812	$-
Construction and land development	-	-	-	471
Residential 1-4 family	2,495	-	2,495	2,597
Multifamily	199	-	199	268
Farmland	-	-	-	41
Total real estate loans	3,238	268	3,506	3,377
Commercial	-	-	-	-
Consumer installment loans and other loans	28	-	28	36
Total loans receivable on nonaccrual status	$3,266	$268	$3,534	$3,413

Total interest income not recognized on nonaccrual loans for 2023 and 2022 was approximately $61,000 and $10,000, respectively.

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

Upon adoption of ASU 2016-13 the Company began evaluating loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods as described in Note 2 Summary of Significant Accounting Policies. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to those loans as December 31, 2023:

 Schedule of summary of impaired loans

(Dollars in thousands)	Unpaid Principal Balance	Related Allowance
Real estate secured:
Commercial	$812	$64
Construction and land development	-	-
Residential 1-4 family	312	-
Multifamily	-	-
Farmland	-	-
Total real estate secured	1,124	64
Commercial	-	-
Agriculture	-	-
Consumer installment loans	-	-
Total	$1,124	$64

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2022:

As of December 31, 2022 (Dollars are in thousands)	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate secured:
Commercial	$124	$6	$90	$131	$-
Construction and land development	114	17	471	491	-
Residential 1-4 family	1,585	48	1,617	1,972	-
Multifamily	-	-	-	-	-
Farmland	307	24	248	417	-
Commercial	14	1	23	31	-
Agriculture	-	-	-	-	-
Consumer installment loans	1		-	-	-
All other loans	-	-	-	-	-
With an allowance recorded:
Real estate secured:
Commercial	407	2	268	338	63
Construction and land development	291	-	-	-	-
Residential 1-4 family	201	6	32	48	23
Multifamily	20	-	-	-	-
Farmland	63	-	-	-	-
Commercial	27	1	-	-	-
Agriculture	-	-	-	-	-
Consumer installment loans	-	-	-	-	-
All other loans	-	-	-	-	-
Total	$3,154	$105	$2,749	$3,428	$86

The following tables show an age analysis of past due loans receivable as of December 31, 2023 and 2022, segregated by class:

 Summary age analysis of past due loans receivable

As of December 31, 2023 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$878	$-	$268	$1,146	$239,041	$240,187
Construction and land development	85	4	-	89	28,741	28,830
Residential 1-4 family	2,628	1,119	886	4,633	233,600	238,233
Multifamily	-	-	199	199	34,372	34,571
Farmland	-	-	-	-	16,401	16,401
Total real estate loans	3,591	1,123	1,353	6,067	552,155	558,222
Commercial	-	20	-	20	53,210	53,230
Agriculture	8	-	-	8	3,500	3,508
Consumer installment loans	140	11	1	152	22,487	22,639
All other loans	-	-	-	-	512	512
Total loans	$3,739	$1,154	$1,354	$6,247	$631,864	$638,111

As of December 31, 2022 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$268	$-	$-	$268	$196,801	$197,069
Construction and land development	89	-	-	89	42,381	42,470
Residential 1-4 family	3,521	543	341	4,405	222,827	227,232
Multifamily	229	-	-	229	29,481	29,710
Farmland	285	-	-	285	17,459	17,744
Total real estate loans	4,392	543	341	5,276	508,949	514,225
Commercial	56	-	-	56	46,641	46,697
Agriculture	-	-	-	-	3,756	3,756
Consumer installment loans	73	17	17	107	19,202	19,309
All other loans	59	-	-	59	567	626
Total loans	$4,580	$560	$358	$5,498	$579,115	$584,613

As of December 31, 2023 and 2022, there were no loans over 90 days past due that were accruing.

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

Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. There were no loans classified as doubtful at either December 31, 2023 or 2022.

The following table presents the credit risk grade of loans by origination year as of December 31, 2023:

Summary of risk category of loans receivable

As of December 31, 2023
(Dollars are in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate
Pass	$46,616	$49,061	$48,943	$28,651	$20,004	$43,524	$997	$237,796
Special mention	-	-	1,171	314	-	92	-	1,577
Substandard	-	-	-	-	429	385	-	814
Total commercial real estate	$46,616	$49,061	$50,114	$28,965	$20,433	$44,001	$997	$240,187

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development
Pass	$12,043	$5,990	$4,738	$2,521	$1,799	$1,637	$-	$28,728
Special mention	-	-	-	-	-	102	-	102
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$12,043	$5,990	$4,738	$2,521	$1,799	$1,739	$-	$28,830

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential 1-4 family
Pass	$29,006	$33,986	$41,214	$13,566	$13,662	$80,087	$23,553	$235,074
Special mention	-	-	-	-	-	259	-	259
Substandard	87	-	49	-	38	2,662	64	2,900
Total residential 1-4 family	$29,093	$33,986	$41,263	$13,566	$13,700	$83,008	$23,617	$238,233

Current period gross charge-offs	$-	$-	$(30)	$-	$-	$(21)	$-	$(51)

Multifamily
Pass	$5,779	$11,483	$7,965	$2,626	$1,081	$5,438	$-	$34,372
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	199	-	199
Total multifamily	$5,779	$11,483	$7,965	$2,626	$1,081	$5,637	$-	$34,571

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$1,807	$2,222	$3,414	$776	$1,205	$6,793	$-	$16,217
Special mention	-	-	-	-	-	184	-	184
Substandard	-	-	-	-	-	-	-	-
Total farmland	$1,807	$2,222	$3,414	$776	$1,205	$6,977	$-	$16,401

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial
Pass	$19,306	$10,228	$5,638	$1,591	$2,167	$1,342	$12,777	$53,049
Special mention	78	100	-	-	-	3	-	181
Substandard	-	-	-	-	-	-	-	-
Total commercial	$19,384	$10,328	$5,638	$1,591	$2,167	$1,345	$12,777	$53,230

Current period gross charge-offs	$-	$(5)	$(14)	$-	$(26)	$-	$-	$(45)

Agriculture
Pass	$565	$518	$347	$127	$67	$649	$1,217	$3,490
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	18	-	18
Total agriculture	$565	$518	$347	$127	$67	$667	$1,217	$3,508

Current period gross charge-offs	$-	$-	$-	$-	$-	$(59)	$-	$(59)

Consumer and All Other
Pass	$12,352	$4,822	$2,408	$864	$594	$761	$1,339	$23,140
Special mention	-	1	-	-	-	-	-	1
Substandard	4	-	1	3	1	1	-	10
Total consumer and all other	$12,356	$4,823	$2,409	$867	$595	$762	$1,339	$23,151

Current period gross charge-offs	$(198)	$(49)	$(13)	$-	$-	$(2)	$(59)	$(321)

Total	$127,643	$118,411	$115,888	$51,039	$41,047	$144,136	$39,947	$638,111
Total current period gross charge-offs	$(198)	$(54)	$(57)	$-	$(26)	$(82)	$(59)	$(476)

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

NOTE 7 ALLOWANCE FOR CREDIT LOSSES FOR LOANS (“ACLL”)

In determining the amount of our allowance for credit losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future credit losses and we may experience significant increases to our provision.

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. Among other techniques, the Company uses a discounted cash flow methodology to determine the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses for loans as of December 31, 2023:

 Schedule of allocation of portion of allowance

(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Year ended December 31, 2023
Beginning balance	$2,364	$345	$2,364	$262	$153	$381	$32	$386	$440	$6,727
Adjustment to allowance for adoption of ASU 2016-13	(299)	164	275	12	75	241	(5)	(103)	(440)	(80)
Charge-offs	-	-	(51)	-	-	(45)	(59)	(321)	-	(476)
Recoveries	-	35	37	111	-	19	5	166	-	373
Provision for credit losses	453	(244)	41	124	(65)	77	60	266	-	712
Ending balance	$2,518	$300	$2,666	$509	$163	$673	$33	$394	$-	$7,256

The following tables present a disaggregated analysis of activity in the allowance for credit losses as of December 31, 2022, prior to the adoption of ASU 2016-13:

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

There were no loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2023. Additionally, there were no loans that had a payment default during the year that were modified in the previous 12 months.

Prior to adoption of ASC 2022-02, there were $2.0 million in loans classified as troubled debt restructurings as of December 31, 2022. All loans considered to be troubled debt restructurings are individually evaluated for impairment as part of the allowance for credit losses calculation. No loans modified during the year ended December 31, 2022 were considered to be troubled debt restructurings.

For the year ended December 31, 2022, there were no TDRs that subsequently defaulted within twelve months of the loan modification. Generally, a restructured troubled debt is considered to be in default once it becomes 90 days or more past due following a modification.

NOTE 9 BANK PREMISES AND EQUIPMENT

Depreciation expense for the year ended December 31, 2023 and 2022 was $1.6 million and $1.7 million, respectively. Bank premises and equipment as of December 31, 2023 and 2022 are summarized as follows:

 Schedule of bank premises and equipment

(Dollars are in thousands)	2023	2022
Land	$7,206	$7,371
Buildings and improvements	15,329	15,972
Furniture and equipment	12,672	13,965
Construction in progress	16	-
	35,223	37,308
Less accumulated depreciation	(16,958)	(18,018)
Bank Premises and Equipment	$18,265	$19,290

As presented in Note 14 Other Real Estate Owned, the Bank sold three former branch locations during 2022. These properties with a combined carrying value of $2.0 million, were transferred to other real estate owned during 2021, resulting in an increase to OREO of $950,0000, and disposal and valuation costs of approximately $1.1 million.

NOTE 10 INCOME TAXES

The Company files a consolidated federal income tax return. The following summarizes the provision for income taxes and the related deferred tax components for the years ended December 31, 2023 and 2022.

Income tax expense is summarized as follows for the years ended December 31, 2023 and 2022:

 Schedule of pre-tax book income

(Dollars are in thousands)	2023	2022
Current income tax expense	$2,139	$1,759
Deferred tax expense	8	540
Income tax expense	$2,147	$2,299

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 21% for years ended December 31, 2023 and 2022, respectively:

 Schedule of reconciliation of income tax expense

(Dollars are in thousands)	2023	2022

Income tax expense at the applicable federal rate	$2,152	$2,180
Permanent differences resulting from:
Nondeductible expenses	12	9
Tax exempt interest income	(2)	(3)
Bank owned life insurance	(9)	29
Other adjustments	(6)	84
Income tax expense	$2,147	$2,299

The net deferred tax assets and liabilities resulting from temporary differences as of December 31, 2023 and 2022, are summarized as follows:

 Schedule of net deferred tax assets and liabilities

(Dollars are in thousands)	2023	2022
Deferred tax assets
Allowance for credit losses	$1,696	$1,498
Deferred compensation	75	80
Unrealized loss on securities available for sale	3,098	3,706
Other real estate owned	15	48
Self-insured health insurance	267	250
Lease Liability	866	829
Other	355	351
Total assets, gross	6,372	6,762

Deferred tax liabilities
Depreciation	565	874
Prepaid expenses	30	18
Deferred loan costs	450	418
Right-of-use asset	866	829
Total liabilities, gross	1,911	2,139
Net deferred tax asset	$4,461	$4,623

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

As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to increase significantly over the next twelve months. The company recognizes interest and penalties as a component of income tax expense.

The Company and Bank are subject to U. S. federal income tax, a capital-based franchise tax in the Commonwealth of Virginia; and income and excise taxes in West Virginia, Tennessee and North Carolina, respectively, based on earnings realized from business activities within each state. Years prior to 2020 are no longer subject to examination by taxing authorities.

NOTE 11 TIME DEPOSITS

The aggregate amount of time deposits that meet or exceed the Federal Deposit Insurance Corporation (“FDIC”) Insurance limit of $250,000 was $52.8 million and $26.8 million as of December 31, 2023 and 2022, respectively. We had no brokered time deposits at either December 31, 2023 or 2022. As of December 31, 2023, the scheduled maturities of time deposits are as follows (dollars are in thousands):

 Schedule of maturities

2024	$183,132
2025	38,564
2026	22,381
2027	4,694
2028	3,545
After five years	-
Total	$252,316

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

 Schedule of related party

	For the year ended December 31,
(Dollars in thousands)	2023	2022
Beginning balance	$1,559	$3,419
New loans and advances on lines	1,750	2,636
Effects of changes in composition of related parties	1,557	—
Payments and other reductions	(2,256)	(4,496)
Ending balance	$2,610	$1,559

Total related party deposits held at the Bank were $15.6 million and $29.0 million as of December 31, 2023 and 2022, respectively.

NPB Insurance Services, Inc. holds a 39% membership interest in Lonesome Pine Title Agency, LLC, which provides title insurance.

NOTE 13 RETIREMENT AND OTHER BENEFIT PLANS

The Company has established a qualified defined contribution plan that covers all full-time employees. The Company matches employee contributions up to a maximum of 6% and 3% of their salary for 2023 and 2022, respectively. The Company contributed approximately $519,000 and $235,000 to the defined contribution plan during the years ended December 31, 2023 and 2022, respectively.

On February 27, 2023, the Board of Directors approved and adopted the New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan (the “Plan”). The Plan provides for cash incentive awards to Plan participants based on the Company’s quarterly earnings per share of common stock over the period specified in the Plan. Certain members of management are eligible to participate in the Plan. Individual awards are settled solely in cash, determined by multiplying quarterly earnings per share by the number of notional shares covered by a Plan award. Awards for up to 500,000 notional shares of common stock of the Company, adjusted to 750,000 shares in December 2023, may be granted under the Plan. The Plan does not grant participants equity in the Company and does not create any shareholders’ rights. For each award, a participant receives an allocation equal to earnings per share, for each share covered by the award, on a quarterly basis. Awards become vested in 25% increments, on each of the first through fourth anniversaries of the date of grant, subject to a participant’s continuous employment with the Company through the applicable anniversary. Awards are settled on the earliest of a participant’s separation from service, a change in control, or the ten-year anniversary of the Plan’s effective date. Vested portions of an award are generally paid in three installments. As of December 31, 2023, 500,000 notional shares have been awarded and a $55,000 liability was recorded.

The Bank maintains a salary continuation plan for key executives which was established in 2002 and is funded by single premium life insurance policies. Expenses related to the plan were approximately $26,000 and $27,000 for the years ended December 31, 2023 and 2022, respectively.

NOTE 14 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the years ended December 31, 2023 and 2022:

 Schedule of other real estate owned

	2023	2022
(Dollars are in thousands)
Balance, beginning of year	$261	$1,361
Additions	124	—
Transfers from premises and equipment	—	—
Proceeds from sales	(132)	(207)
Loans made to finance sales	—	(711)
Adjustment of carrying value	—	(197)
Gains (losses) from sales	(96)	15
Balance, end of year	$157	$261

During 2023, four properties were sold at a loss of $96,000. During 2022, three former branch offices that were transferred from premises to other real estate owned during 2021, were sold, resulting in valuation adjustments of $137,000 and net losses totaling $5,000, respectively.

As of December 31, 2023, 4 loans totaling approximately $401,000 were in the process of foreclosure, of which 3 loans totaling $117,000 were secured by residential real estate.

NOTE 15 BANK OWNED LIFE INSURANCE

As of December 31, 2023 and 2022, the Bank had an aggregate total cash surrender value of $4.6 million and $4.5 million, respectively, on life insurance policies covering former key officers.

The Company recognized income of approximately $40,000 during the year ended December 31, 2023. The Company recorded a net write-down of approximately $136,000 during the year ended December 31, 2022.

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

NOTE 17 LEASING ACTIVITIES

As of December 31, 2023, the Bank leases five branch offices and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from December 2028 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of December 31, 2023 is 8.22 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of December 31, 2023 was 3.43%.

The Company’s operating lease costs for the years ended December 31, 2023 and 2022, as a result of the transactions discussed above, were $465,000 and $456,000, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of December 31, 2023, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

 Schedule of future minimum rental commitments under the non-cancellable operating leases

2024	$557
2025	557
2026	557
2027	578
2028	584
Thereafter	1,737
Total lease payments	4,570
Less imputed interest	718

Total	$3,852

NOTE 18 BORROWED FUNDS

The following table presents the breakdown of borrowed funds as of December 31, 2023 and 2022:

 Schedule of breakdown of borrowed funds

	FHLB Revolving Advances	Federal Funds Lines	FHLB Term Loans Short-Term	FRB Term Funding Program	FHLB Term Loans Long-Term	NPB Capital Trust I	NPB Capital Trust 2	Total
	(a)	(b)	(a) (c)	(d)	(a) (e)
(Dollars in thousands)
Balance December 31, 2023	$-	$-	$-	$10,000	$10,000	$11,031	$5,155	$36,186
Highest balance at any month-end	-	-	-	10,000	10,000	11,341	5,155
Average weighted balance	384	-	-	110	6,630	11,271	5,155	23,550
Average interest rate:
Paid during the year	4.96%	6.00%	0.00%	4.83%	3.51%	8.04%	7.20%	6.51%
At year-end	0.00%	0.00%	0.00%	4.83%	3.51%	8.26%	7.43%	5.88%

Balance December 31, 2022	$-	$-	$-	$-	$-	$11,341	$5,155	$16,496
Highest balance at any month-end	-	-	60,000	-	-	11,341	5,155
Average weighted balance	863	-	19,507	-	-	11,341	5,155	36,866
Average interest rate:
Paid during the year	1.68%	0.00%	2.48%	0.00%	0.00%	4.63%	3.79%	3.31%
At year-end	0.00%	0.00%	0.00%	0.00%	0.00%	6.68%	5.85%	6.42%

(a) - The Bank has the ability to borrow up to an additional $96.9 million from FHLB under a line of credit which is secured by a blanket lien on residential real estate loans. With additional collateral, the Bank’s total credit availability would be $178.1 million. The Bank had no overnight borrowings subject to daily rate changes from the FHLB at December 31, 2023 or 2022.

We have used our line of credit with FHLB to issue letters of credit totaling $12.0 million to the Treasury Board of Virginia for collateral on public funds deposited in the Bank. No draws on the letters of credit have been issued. The letters of credit are considered draws on our FHLB line of credit.

(b) - Federal funds lines consist of $30.0 million in unsecured federal funds line of credit facilities with correspondent banks as of December 31, 2023 and 2022, respectively exclusive of any outstanding balance. The Company did not borrow from the lines other than to test the ability to access the lines.

(c) – As of December 31, 2023 and 2022, there are no short term FHLB advances outstanding.

(d) – As of December 31, 2023, there is a short-term, fixed rate borrowing outstanding under the FRB Bank Term Funding Program in the amount of $10.0 million. The loan matures December 28, 2024 and can be prepaid without penalty.

(e) – As of December 31, 2023, there is a fixed rate, FHLB advance in the amount of $10.0 million outstanding, which matures in 2028. There were no long term FHLB advances outstanding as of December 31, 2022.

TPS I - On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities, maturing July 7, 2034, offered by its wholly owned subsidiary, NPB Capital Trust I (TPS I). The rate is determined quarterly and floats based on the 3-month SOFR plus 260 basis points.   During 2023, a principal reduction of $310 thousand was paid.

TPS 2 - On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities, maturing October 7, 2036, offered by its wholly owned subsidiary, NPB Capital Trust 2 (TPS 2). The rate is determined quarterly and floats based on the 3-month SOFR plus 177 basis points.

Under the terms of the subordinated debt transactions, the securities have 30-year maturities and are redeemable, in whole or in part, without penalty, at the option of the Company after five years from the issuance date, and on a quarterly basis thereafter.

Following are maturities of borrowed funds as of December 31, 2023 (dollars in thousands):

 Schedule of maturities of borrowed funds

2024	$10,000
2025	-
2026	-
2027	-
2028	10,000
2029 and thereafter	16,186
$36,186

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

Financial instruments whose contract amount represents credit risk as of December 31, 2023 and 2022 were as follows:

 Schedule of financial instruments with credit risk

	2023	2022
(Dollars in thousands)
Commitments to extend credit	$93,212	$84,149
Standby letters of credit	3,968	3,731

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

NOTE 20 CREDIT ALLOWANCE FOR UNFUNDED COMMITMENTS

The Company maintains a separate allowance for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The allowance for credit losses for off-balance-sheet credit exposures is adjusted through a provision for credit losses in the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. While the Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time, those commitments are not excluded from the credit losses estimate.

On January 1, 2023, the Company recorded an adjustment to initiate an allowance for credit losses for unfunded commitments of $348,000 for the adoption of ASC Topic 326. For the year ended December 31, 2023, the Company recorded a reversal to the provision for credit losses for unfunded commitments of $63,000. As of December 31, 2023, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $285,000.

NOTE 21 LEGAL CONTINGENCIES

In the course of operations, we may become a party to legal proceedings in the normal course of business. At December 31, 2023, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, may materially impact the financial condition or liquidity of the Company.

NOTE 22 CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2023 and 2022, respectively.

Schedule of capital requirements

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023:
Total Capital to Risk Weighted Assets	$99,246	16.58%	$47,873	8.00%	$59,842	10.00%
Tier 1 Capital to Risk Weighted Assets	91,765	15.33%	35,905	6.00%	47,873	8.00%
Tier 1 Capital to Average Assets	91,765	11.11%	33,040	4.00%	41,300	5.00%
Common Equity Tier 1 Capital
to Risk Weighted Assets	91,765	15.33%	26,929	4.50%	38,897	6.50%
December 31, 2022:
Total Capital to Risk Weighted Assets	$93,028	16.50%	$45,106	8.00%	$56,382	10.00%
Tier 1 Capital to Risk Weighted Assets	86,301	15.31%	33,829	6.00%	45,106	8.00%
Tier 1 Capital to Average Assets	86,301	10.40%	33,206	4.00%	41,508	5.00%
Common Equity Tier 1 Capital
to Risk Weighted Assets	86,301	15.31%	25,372	4.50%	36,648	6.50%

Accordingly, as of December 31, 2023 and 2022, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The Bank’s capital conservation buffer was 8.58% at December 31, 2023. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of both December 31, 2023 and 2022, the Common Equity Tier 1 Capital to Risk-weighted Assets ratio, the Tier 1 Capital to Risk-weighted Assets ratio, the Total Capital to Risk-weighted Assets ratio, and the Tier 1 Capital to Average Assets ratio of the Bank, all exceeded the minimum requirements.

NOTE 23 FAIR VALUES

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $89.8 million and $96.1 million as of December 31, 2023 and 2022, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Other Real Estate Owned – Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned.  These assets are carried at the lower of their carrying value or fair value.  Fair value is based upon observable market prices, when available, reduced by estimated disposition costs, which the Company considers to be nonrecurring Level 2 inputs. When observable market prices are not available, management determines the fair value of the foreclosed asset using independent third-party appraisals, evaluated to determine whether or not the property is further impaired below the appraised value, and adjusts for estimated costs of disposition. The Company records foreclosed assets as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were approximately $157,000 and $261,000 as of December 31, 2023 and 2022, respectively.

Assets and liabilities measured at fair value are as follows as of December 31, 2023:

Schedule of summary of assets and liabilities measured at fair valueSchedule of summary of assets and liabilities measured at fair value

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$-	$10,985	$
U.S. Government Agencies	-	8,811		-
Taxable municipals	-	17,859		-
Corporate bonds	-	2,688		-
Mortgage backed securities	-	49,462		-

(On a non-recurring basis) Other real estate owned	-	-		157
Collateral dependent loans with ACL:
Commercial real estate	-	-		204
Total	$-	$89,805		$361

Assets and liabilities measured at fair value are as follows as of December 31, 2022 (for purpose of this table the impaired loans are shown net of the related allowance):

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$-	$11,685	$
U.S. Government Agencies	-	9,399		-
Taxable municipals	-	16,815		-
Corporate bonds	-	3,136		-
Mortgage backed securities	-	55,041		-

(On a non-recurring basis) Other real estate owned	-	-		261
Impaired loans:
Real estate secured:
Commercial	-	-		205
Residential 1-4 family	-	-		8
Total	$-	$96,076		$474

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2023 and 2022, the significant unobservable inputs used in the fair value measurements were as follows:

Schedule of significant unobservable inputs In level 3 assets

(Dollars in thousands)	Fair Value at December 31, 2023	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Collateral dependent loans with ACL:
Commercial real estate	$204	$205	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%
Residential 1-4 family	-	8

Other Real Estate Owned	$157	$261	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows:

 Schedule of estimated fair value of financial instruments

			Fair Value Measurements
(Dollars are in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

December 31, 2023
Financial instruments – assets
Net loans	$630,855	$604,736	$-	$-	$604,736

Financial instruments – liabilities
Time deposits	252,316	249,941	-	249,941	-
Borrowed funds	36,186	34,046	-	34,046	-

December 31, 2022
Financial instruments – assets
Net loans	$577,886	$552,675	$-	$-	$552,675

Financial instruments – liabilities
Time deposits	188,233	187,179	-	187,179	-
Borrowed funds	16,496	14,825	-	14,825	-

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

The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits with other banks, deposits with no stated maturities and accrued interest approximates fair value and is excluded from the table above.

The methods utilized to measure the fair value of financial instruments represent an approximation of exit price; however, an actual exit price may differ.

NOTE 24 REVENUE FROM CONTRACTS WITH CUSTOMERS

All of our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. The following table presents Noninterest Income by revenue stream for the years ended December 31, 2023 and 2022.

 Schedule of revenue from contracts with customers

(Dollars are in thousands)	2023	2022
Service charges and fees	$3,886	$3,969
Card processing and interchange income	3,730	3,769
Insurance and investment fees	1,084	954
Other noninterest income	1,249	548
Total noninterest income	$9,949	$9,240

Certain revenues are earned from contracts with customers. These revenues are recognized when the promised services are rendered to the customer and reflect the entitled consideration received in exchange for those services.

Service charges and fees – revenue is recognized on deposit services based on published fees for the services provided. These fees may be collected on a transaction basis, at the time the service is rendered or periodically based on the period over which the service is provided. Transaction-based fees include services such as stop payment requests, paper statement rendering and ATM usage fees. Periodic fees include such charges as monthly account maintenance fees. Overdraft fees are realized at the time the overdraft occurs.

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

NOTE 25 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the years ended December 31, 2023 and 2022:

 Schedule of noninterest expenses

(Dollars are in thousands)	2023	2022
Other operating expenses	$3,067	$2,970
ATM network expense	1,489	1,471
Legal and professional fees	1,079	806
Loan related expenses	511	416
FDIC insurance premiums	360	217
Consulting fees	273	272
Advertising, sponsorships and donations	206	162
Printing and supplies	197	160
Other real estate owned expenses, net	126	176
Total	$7,308	$6,650

NOTE 26 SUBSEQUENT EVENTS

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

On February 28, 2024, the Board of Directors declared a dividend of $0.07 per share payable March 29, 2024 to shareholders of record as of March 15, 2024.

On February 28, 2024, the Board of Directors authorized the continuation of the Company’s repurchase of up to 500,000 shares of its common stock through March 31, 2025. This is a continuation of the repurchase program originally announced April 28, 2022, which was set to expire March 31, 2024. To the date of this announced continuation, 189,970 shares have been repurchased at an average price of $2.33 per share, leaving 310,030 shares available for repurchase. Repurchases made through this program will be made through open market purchases or in privately negotiated transactions.

NOTE 27 RECENT ACCOUNTING DEVELOPMENTS

The following is a summary of recent authoritative announcements:

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

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

In October 2023, the FASB issued amendments to incorporate certain U.S. Securities and Exchange Commission (“SEC”) disclosure requirements into the U.S. GAAP and align the requirements with the SEC’s regulations. The amendments are effective prospectively on the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In December 2023, the FASB amended the Income Taxes topic in the Accounting Standards Codification to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 204. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 28 PARENT CORPORATION ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(Dollars in Thousands)

Schedule of parent corporation only condensed balance sheets

	2023	2022
ASSETS
Due from banks	$427	$521
Investment in subsidiaries	80,112	72,360
Other assets	787	1,150
Total assets	$81,326	$74,031

LIABILITIES
Accrued interest payable	$322	$277
Accrued expenses and other liabilities	7	39
Trust preferred securities	16,186	16,496
Total liabilities	16,515	16,812

SHAREHOLDERS’ EQUITY
Common stock - $2.00 par value, 50,000,000 shares authorized; 23,745,900 and 23,848,491 shares issued and outstanding at December 31, 2023 and 2022, respectively	47,492	47,697
Additional paid capital	14,514	14,546
Retained earnings	14,458	8,917
Accumulated other comprehensive loss	(11,653)	(13,941)
Total shareholders’ equity	64,811	57,219
Total liabilities and shareholders’ equity	$81,326	$74,031

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Dollars in thousands)

 Schedule of parent corporation only condensed statements of income

	2023	2022

Income
Miscellaneous income	$38	$22
Dividends from subsidiaries	2,600	1,749
Undistributed income of subsidiaries	5,677	7,027
Total income	8,315	8,798

Expenses
Trust preferred securities interest expense	1,274	729
Professional fees	106	116
Other operating expenses	42	57
Total expenses	1,422	902

Income before income taxes	6,893	7,896
Income tax benefit	(291)	(186)
Net income	$7,184	$8,082

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Dollars in thousands)

Schedule of parent corporation only condensed statements of cash flows

	2023	2022

Cash flows from operating activities
Net income	$7,184	$8,082
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(5,677)	(7,027)
Net decrease in other assets	364	495
Net increase in other liabilities	13	151
Net cash provided by operating activities	1,884	1,701

Cash flows from financing activities:
Repayment of long-term debt	(310)	—
Repurchase of common stock	(237)	(171)
Cash dividends paid	(1,431)	(1,196)
Net cash used in financing activities	(1,978)	(1,367)

Net (decrease) increase in cash and cash equivalents	(94)	334
Cash and cash equivalents, beginning of year	521	187
Cash and cash equivalents, end of year	$427	$521

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework” issued in 2013. Based on this assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2023.

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

The information contained under the captions “Director Compensation” and “Executive Compensation and Related Party Transactions” in the 2024 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 2024 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Executive Compensation and Related Party Transactions” and “Corporate Governance” in the 2024 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained under the caption “Audit Information” in the 2024 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2023, and the year then ended was Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613, located in Roanoke, Virginia)

Item 15.	Exhibit and Financial Statement Schedules

(a)(1) The response to this portion of Item 15 is included in Item 8 above.

(a)(2) The response to this portion of Item 15 is included in Item 8 above.

(a)(3) The following exhibits are filed as part of this Form 10-K:

Exhibit
Number

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities
10.1*	Employment Agreement dated December 1, 2016 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2016).
10.2*	Employment Agreement dated May 14, 2019 between New Peoples Bank, Inc., and James W. Kiser. (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 31, 2023).
10.3*	New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2023).
10.4*	Form of Award Agreement for New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 2, 2023).
10.5*	First Amendment dated as of August 7, 2023 to the Employment Agreement dated as of December 1, 2016 by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2023 filed November 14, 2023).
10.6*	Employment Agreement dated October 27, 2023 between New Peoples Bank, Inc. and Bryan Booher. (incorporated by reference to Form 8-K Filed November 2, 2023).
10.7*	New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan Amendment (incorporated by reference to Form 8-K filed December 18, 2023)
14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
21	Subsidiaries of the Registrant.
24	Powers of Attorney (contained on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).
32 101

Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

The following materials for the Company’s 10-K Report for the year ended December 31, 2023, formatted in XBRL are being furnished, not filed. XBRL Taxonomy Extension Calculation Linkbase Document, XBRL Taxonomy Extension Definitions Linkbase Document, Taxonomy Extension Label Linkbase Document, XBRL Taxonomy Extension Label Linkbase Document.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ C. TODD ASBURY
C. Todd Asbury
President and Chief Executive Officer

Date:	April 1, 2024

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	April 1, 2024

By:	/s/ JOHN J. BOCZAR
John J. Boczar
Chief Accounting Officer and Secretary

Date:	April 1, 2024

POWER OF ATTORNEY

Each of the undersigned hereby appoints C. Todd Asbury and Christopher G. Speaks, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the Registrant), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the Commission) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the Report), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. Todd Asbury	Director, President and	April 1, 2024
C. Todd Asbury	Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER G. SPEAKS	Executive Vice President and Chief Financial Officer	April 1, 2024
Christopher G. Speaks	(Principal Financial Officer)

/s/ JOHN J. BOCZAR	Chief Accounting Officer	April 1, 2024
John J. Boczar	(Principal Accounting Officer)
/s/ TIM W. BALL	Director	April 1, 2024
Tim W. Ball

/s/ GINA D. BOGGESS	Director	April 1, 2024
Gina D. Boggess

/s/ J. ROBERT BUCHANAN	Director	April 1, 2024
J. Robert Buchanan

/s/ JOE M CARTER	Director	April 1, 2024
Joe M. Carter

/s/ JOHN D. COX	Director	April 1, 2024
John D. Cox

/s/ HAROLD LYNN KEENE	Chairman, Director	April 1, 2024
Harold Lynn Keene

/s/ JAMES W. KISER	Director, President and	April 1, 2024
James W. Kiser	Chief Executive Officer
New Peoples Bank, Inc.

/s/ BARTON SCOT LONG	Director	April 1, 2024
Barton Scott Long

/s/ MICHAEL G. MCGLOTHLIN		April 1, 2024
Michael G. McGlothlin

/s/ B. SCOTT WHITE		April 1, 2024