Form 10-Q
period 2024-03-31
NEW PEOPLES BANKSHARES INC
filed 2024-05-15
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock was 23,695,001 as of May 07, 2024.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2024 AND DECEMBER 31, 2023

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	15,932	$14,596
Interest-bearing deposits with banks	72,803	50,363
Federal funds sold	114	18
Total cash and cash equivalents	88,849	64,977
Investment securities available-for-sale	89,014	89,805
Loans receivable	638,594	638,111
Allowance for credit losses	(7,406)	(7,256)
Net loans	631,188	630,855
Bank premises and equipment, net	18,140	18,265
Other real estate owned	157	157
Accrued interest receivable	3,048	3,029
Deferred taxes, net	4,943	4,461
Bank owned life insurance	4,607	4,589
Right-of-use assets – operating leases	3,738	3,852
Other assets	6,804	6,323
Total assets	850,488	$826,313
LIABILITIES
Deposits:
Noninterest bearing	234,669	$233,878
Interest-bearing	506,110	482,589
Total deposits	740,779	716,467
Borrowed funds	36,186	36,186
Lease liabilities – operating leases	3,738	3,852
Accrued interest payable	1,751	1,447
Accrued expenses and other liabilities	4,018	3,550
Total liabilities	786,472	761,502
SHAREHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized; 23,711,787 and 23,745,900 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	47,423	47,492
Additional paid-in-capital	14,498	14,514
Retained earnings	14,583	14,458
Accumulated other comprehensive loss	(12,488)	(11,653)
Total shareholders’ equity	64,016	64,811
Total liabilities and shareholders’ equity	850,488	$826,313

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended
	March 31,
INTEREST AND DIVIDEND INCOME	2024	2023
Loans including fees	$9,213	$7,382
Federal funds sold	2	7
Interest-earning deposits with banks	826	533
Investments	530	560
Dividends on equity securities (restricted)	43	40
Total interest and dividend income	10,614	8,522
INTEREST EXPENSE
Deposits	3,151	1,146
Borrowed funds	533	308
Total interest expense	3,684	1,454
NET INTEREST INCOME	6,930	7,068
(RECOVERY OF) PROVISION FOR CREDIT LOSSES	(43)	—
NET INTEREST INCOME AFTER
(RECOVERY OF) PROVISION FOR CREDIT LOSSES	6,973	7,068
NONINTEREST INCOME
Service charges and fees	915	917
Card processing and interchange	895	899
Financial services fees	322	257
Net (loss) gain on sale and disposal of premises and equipment	(33)	129
Other noninterest income	222	197
Total noninterest income	2,321	2,399
NONINTEREST EXPENSES
Salaries and employee benefits	3,647	3,550
Occupancy and equipment expense	971	960
Data processing and telecommunications	644	641
Other operating expenses	1,715	1,719
Total noninterest expenses	6,977	6,870
INCOME BEFORE INCOME TAXES	2,317	2,597
INCOME TAX EXPENSE	531	576
NET INCOME	$1,786	$2,021
Earnings per share
Basic and diluted	$0.08	$0.08
Average Weighted Shares of Common Stock
Basic and diluted	23,736,387	23,841,162

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
NET INCOME	$1,786	$2,021
Other comprehensive (loss) income:
Investment securities activity
Unrealized (losses) gains arising during the period	(1,056)	2,706
Related tax benefit (expense)	221	(570)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(835)	2,136
TOTAL COMPREHENSIVE INCOME	$951	$4,157

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2022	23,848	$47,697	$14,546	$8,917	$(13,941)	$57,219
Adoption of ASU 2016-13	—	—	—	(212)	—	(212)
Net Income	—	—	—	2,021	—	2,021
Other comprehensive income, net of tax	—	—	—	—	2,136	2,136
Cash dividend declared ($0.06 per share)	—	—	—	(1,430)	—	(1,430)
Repurchase of common stock	(20)	(40)	(6)	—	—	(46)
Balance, March 31, 2023	23,828	$47,657	$14,540	$9,296	$(11,805)	$59,688

Balance, December 31, 2023	23,746	$47,492	$14,514	$14,458	$(11,653)	$64,811
Net income	—	—	—	1,786	—	1,786
Other comprehensive loss, net of tax	—	—	—	—	(835)	(835)
Cash dividend declared ($0.07 per share)	—	—	—	(1,661)	—	(1,661)
Repurchase of common stock	(34)	(69)	(16)	—	—	(85)
Balance, March 31, 2024	23,712	$47,423	$14,498	$14,583	$(12,488)	$64,016

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(IN THOUSANDS)

(UNAUDITED)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,786	$2,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	424	401
(Recovery of) provision for credit losses	(43)	—
Income on bank owned life insurance	(18)	(14)
Gain on sale of mortgage loans	(4)	(4)
Loss (gain) on sale or disposal of premises and equipment	33	(129)
Loans originated for sale	(105)	(81)
Proceeds from sales of loans originated for sale	109	85
Net amortization/accretion of bond premiums/discounts	71	74
Deferred tax (benefit) expense	(261)	(2)
Net change in:
Accrued interest receivable	(19)	137
Other assets	(331)	(575)
Accrued interest payable	304	223
Accrued expenses and other liabilities	368	(766)
Net cash provided by operating activities	2,314	1,370

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(337)	(5,886)
Purchase of securities available-for-sale	(3,098)	—
Proceeds from repayments and maturities of securities available-for-sale	2,762	1,986
Net (purchase) redemption of equity securities (restricted)	(36)	10
Payments for the purchase of premises and equipment	(299)	(271)
Proceeds from sale of premises and equipment	—	804
Net cash used in investing activities	(1,008)	(3,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in noninterest bearing deposits	791	4,650
Net change in interest-bearing deposits	23,521	11,460
Dividends paid	(1,661)	(1,430)
Repurchase of common stock	(85)	(46)
Net cash provided by financing activities	22,566	14,634

Net increase in cash and cash equivalents	23,872	12,647
Cash and cash equivalents, beginning of the period	64,977	61,686
Cash and cash equivalents, end of the period	$88,849	$74,333

Supplemental disclosure of cash paid during the period for:
Interest	$3,380	$1,231
Taxes	—	1,225
Supplemental disclosure of non-cash transactions:
Change in unrealized losses on securities available-for-sale	(1,056)	2,706

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2024 and December 31, 2023, and the results of operations for the three-month periods ended March 31, 2024 and 2023. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in the Company’s Annual report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2023 except for the following:

Accounting Standards Adopted in 2024 –

In March 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 was effective for the Company on January 1, 2024. The adoption of ASU 2023-02 had no material impact on the consolidated financial statements.

In March 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” These amendments require entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 was effective for the Company on January 1, 2024. The adoption of ASU 2023-01 had no material impact on the consolidated financial statements.

In June 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 was effective for the Company on January 1, 2024. The adoption of ASU 2022-03 had no material impact on the consolidated financial statements.

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. ASU 2020-06 was effective for the Company on January 1, 2024. The adoption of ASU 2020-06 had no material impact on the consolidated financial statements.

NOTE 3 EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three-month periods ended March 31, 2024 and 2023, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars in thousands, except share and per share data)	For the three months ended March 31,
	2024	2023
Net income	$1,786	$2,021
Weighted average shares outstanding	23,736,387	23,841,162
Weighted average dilutive shares outstanding	23,736,387	23,841,162

Basic and diluted earnings per share	$0.08	$0.08

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer required is 2.50%. At March 31, 2024, the Bank had a capital conservation buffer of 8.54%. Amounts recorded to accumulated other comprehensive income (loss) are not included in computing regulatory capital. Management believes as of March 31, 2024, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three-year period the Day 1 adverse regulatory capital effects of the Current Expected Credit Loss (“CECL”) accounting standard. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years. The final rule was adopted and became effective in September 2020. The Company implemented the CECL model commencing January 1, 2023, and elected not to phase in the effect of CECL on regulatory capital.

The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2024 and December 31, 2023, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024:
Total capital to risk weighted assets	99,231	16.54%	$48,002	8.00%	$60,003	10.00%
Tier 1 capital to risk weighted assets	91,729	15.29%	36,002	6.00%	48,002	8.00%
Tier 1 capital to average assets	91,729	10.81%	33,955	4.00%	42,444	5.00%
Common equity Tier 1 capital
to risk weighted assets	91,729	15.29%	27,001	4.50%	39,002	6.50%

December 31, 2023:
Total capital to risk weighted assets	99,246	16.58%	$47,873	8.00%	$59,842	10.00%
Tier 1 capital to risk weighted assets	91,765	15.33%	35,905	6.00%	47,873	8.00%
Tier 1 capital to average assets	91,765	11.11%	33,040	4.00%	41,300	5.00%
Common equity Tier 1 capital
to risk weighted assets	91,765	15.33%	26,929	4.50%	38,897	6.50%

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (“AFS”) securities as of March 31, 2024 and December 31, 2023 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2024
U.S. Treasuries	$10,637	$—	$663	$9,974
U.S. Government Agencies	9,668	10	676	9,002
Taxable municipals	22,961	—	5,329	17,632
Corporate bonds	3,000	—	265	2,735
Mortgage backed securities	58,555	2	8,886	49,671
Total securities available-for-sale	$104,821	$12	$15,819	$89,014
December 31, 2023
U.S. Treasuries	$11,643	$—	$658	$10,985
U.S. Government Agencies	9,412	23	624	8,811
Taxable municipals	22,973	—	5,114	17,859
Corporate bonds	3,002	1	315	2,688
Mortgage backed securities	57,526	—	8,064	49,462
Total securities available-for-sale	$104,556	$24	$14,775	$89,805

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
U. S. Treasuries	$—	$—	$9,974	$663	$9,974	$663
U.S. Government Agencies	90	1	7,799	675	7,889	676
Taxable municipals	—	—	17,632	5,329	17,632	5,329
Corporate bonds	495	4	2,240	261	2,735	265
Mortgage backed securities	1,657	19	47,072	8,867	48,729	8,886
Total securities available-for-sale	$2,242	$24	$84,717	$15,795	$86,959	$15,819

December 31, 2023
U.S. Treasuries	$—	$—	$10,985	$658	$10,985	$658
U.S. Government Agencies	42	—	8,123	624	8,165	624
Taxable municipals	485	16	17,374	5,098	17,859	5,114
Corporate bonds	—	—	2,187	315	2,187	315
Mortgage backed securities	—	—	49,413	8,064	49,413	8,064
Total securities available-for-sale	$527	$16	$88,082	$14,759	$88,609	$14,775

As of March 31, 2024, there were 212 securities in a loss position, of which 209 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not plan to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities are past due as to principal or interest payments and a number of these securities have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified.”

Investment securities with a carrying value of $36.0 million and $36.8 million as of March 31, 2024 and December 31, 2023, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of available-for-sale investment securities during the three months ended March 31, 2024 and 2023.

The amortized cost and fair value of investment securities as of March 31, 2024, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 Schedule of amortized cost and fair value of investment securities contractual maturity

			Weighted
(Dollars in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$5,045	$4,935	1.99%
Due after one year through five years	12,329	11,531	2.08%
Due after five years through ten years	18,939	16,840	2.70%
Due after ten years	68,508	55,708	1.94%
Total	$104,821	$89,014	2.10%

The Bank, as a member bank of the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in other assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.7 million and $2.7 million as of March 31, 2024 and December 31, 2023, respectively. The stock has no quoted market value and no ready market exists. When evaluating these securities for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Equity securities are viewed as long-term investments and management believes the Company has the ability and the intent to hold these securities until their value is recovered.

NOTE 6 LOANS

Loans receivable outstanding as of March 31, 2024, and December 31, 2023, are summarized as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Real estate secured:
Commercial	$239,600	$240,187
Construction and land development	29,475	28,830
Residential 1-4 family	237,425	238,233
Multifamily	34,494	34,571
Farmland	16,455	16,401
Total real estate loans	557,449	558,222
Commercial	52,063	53,230
Agriculture	3,607	3,508
Consumer installment loans	25,058	22,639
All other loans	417	512
Total loans	$638,594	$638,111

Also included in total loans above are deferred loan fees of $1.8 million and $1.8 million as of March 31, 2024 and December 31, 2023, respectively. Deferred loan costs were $2.0 million and $2.0 million, as of March 31, 2024 and December 31, 2023, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or costs is recognized at that time.

Loans receivable on nonaccrual status as of March 31, 2024, and December 31, 2023, are summarized as follows:

	March 31, 2024			December 31, 2023
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
(Dollars in thousands)
Real estate secured:
Commercial	$2,096	$142	$2,238	$544	$268	$812
Residential 1-4 family	3,002	—	3,002	2,495	—	2,495
Multifamily	179	—	179	199	—	199
Total real estate loans	5,277	142	5,419	3,238	268	3,506
Commercial	—	98	98	—	—	—
Consumer installment loans and other loans	32	—	32	28	—	28
Total loans receivable on nonaccrual status	$5,309	$240	$5,549	$3,266	$268	$3,534

Total interest income not recognized on nonaccrual loans for the three months ended March 31, 2024, and March 31, 2023, was $26,000 and $13,000, respectively.

The Company evaluates loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods. The following table presents the unpaid principal balance of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Unpaid Principal Balance	Related Allowance	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)
Real estate secured:
Commercial	$2,550	$1	$812	$64
Residential 1-4 family	307	—	312	—
Total real estate loans	2,857	1	1,124	64
Commercial	241	111	—	—
Total	$3,098	$112	$1,124	$64

The following table is an age analysis of past due loans receivable as of March 31, 2024, segregated by class:

March 31, 2024 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$1,305	$337	$268	$1,910	$237,690	$239,600
Construction and land development	5	—	—	5	29,470	29,475
Residential 1-4 family	2,371	664	792	3,827	233,598	237,425
Multifamily	—	—	—	—	34,494	34,494
Farmland	301	—	—	301	16,154	16,455
Total real estate loans	3,982	1,001	1,060	6,043	551,406	557,449
Commercial	490	—	—	490	51,573	52,063
Agriculture	—	—	—	—	3,607	3,607
Consumer installment Loans	112	71	5	188	24,870	25,058
All other loans	—	—	—	—	417	417
Total loans	$4,584	$1,072	$1,065	$6,721	$631,873	$638,594

The following table is an age analysis of past due loans receivable as of December 31, 2023, segregated by class:

December 31, 2023 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$878	$—	$268	$1,146	$239,041	$240,187
Construction and land development	85	4	—	89	28,741	28,830
Residential 1-4 family	2,628	1,119	886	4,633	233,600	238,233
Multifamily	—	—	199	199	34,372	34,571
Farmland	—	—	—	—	16,401	16,401
Total real estate loans	3,591	1,123	1,353	6,067	552,155	558,222
Commercial	—	20	—	20	53,210	53,230
Agriculture	8	—	—	8	3,500	3,508
Consumer installment Loans	140	11	1	152	22,487	22,639
All other loans	—	—	—	—	512	512
Total loans	$3,739	$1,154	$1,354	$6,247	$631,864	$638,111

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

The following table presents the credit risk grade of loans by origination year as of March 31, 2024:

As of March 31, 2024
(Dollars are in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate
Pass	$2,769	$46,559	$49,038	$48,397	$27,901	$61,331	$965	$236,960
Special mention	—	—	—	—	—	362	—	362
Substandard	—	—	—	1,166	313	799	—	2,278
Total commercial real estate	$2,769	$46,559	$49,038	$49,563	$28,214	$62,492	$965	$239,600
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and Land Development
Pass	$1,365	$12,980	$3,841	$4,739	$2,468	$4,082	$—	$29,475
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land development	$1,365	$12,980	$3,841	$4,739	$2,468	$4,082	$—	$29,475
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential 1-4 family
Pass	$5,957	$27,646	$32,317	$40,234	$13,139	$91,408	$23,855	$234,556
Special mention	—	—	—	—	—	254	—	254
Substandard	—	87	—	123	—	2,271	134	2,615
Total residential 1-4 family	$5,957	$27,733	$32,317	$40,357	$13,139	$93,933	$23,989	$237,425
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass	$597	$6,262	$10,482	$7,997	$2,596	$6,381	$—	$34,315
Special mention	—	—	—	—	—	—	—	—
Substandard	—	54	—	—	—	125	—	179
Total multifamily	$597	$6,316	$10,482	$7,997	$2,596	$6,506	$—	$34,494
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Farmland
Pass	$413	$1,795	$2,251	$3,330	$768	$7,734	$—	$16,291
Special mention	—	—	—	—	—	164	—	164
Substandard	—	—	—	—	—	—	—	—
Total farmland	$413	$1,795	$2,251	$3,330	$768	$7,898	$—	$16,455
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$4,822	$17,921	$7,729	$5,084	$1,434	$3,076	$11,819	$51,885
Special mention	—	—	—	—	—	3	—	3
Substandard	—	77	98	—	—	—	—	175
Total commercial	$4,822	$17,998	$7,827	$5,084	$1,434	$3,079	$11,819	$52,063
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agriculture
Pass	$168	$515	$483	$337	$103	$591	$1,392	$3,589
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	18	—	18
Total agriculture	$168	$515	$483	$337	$103	$609	$1,392	$3,607
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and All Other
Pass	$5,176	$10,818	$4,175	$2,041	$762	$1,239	$1,249	$25,460
Special mention	—	—	1	—	—	—	—	1
Substandard	6	5	—	1	2	—	—	14
Total consumer and all other	$5,182	$10,823	$4,176	$2,042	$764	$1,239	$1,249	$25,475
Current period gross charge-offs	$(46)	$(10)	$(2)	$(6)	$—	$—	$(6)	$(70)
Total	$21,273	$124,719	$110,415	$113,449	$49,486	$179,838	$39,414	$638,594
Total current period gross charge-offs	$(46)	$(10)	$(2)	$(6)	$—	$—	$(6)	$(70)

The following table presents the credit risk grade of loans by origination year as of December 31, 2023:

As of December 31, 2023
(Dollars are in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate
Pass	$46,616	$49,061	$48,943	$28,651	$20,004	$43,524	$997	$237,796
Special mention	-	-	1,171	314	-	92	-	1,577
Substandard	-	-	-	-	429	385	-	814
Total commercial real estate	$46,616	$49,061	$50,114	$28,965	$20,433	$44,001	$997	$240,187

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development
Pass	$12,043	$5,990	$4,738	$2,521	$1,799	$1,637	$-	$28,728
Special mention	-	-	-	-	-	102	-	102
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$12,043	$5,990	$4,738	$2,521	$1,799	$1,739	$-	$28,830

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential 1-4 family
Pass	$29,006	$33,986	$41,214	$13,566	$13,662	$80,087	$23,553	$235,074
Special mention	-	-	-	-	-	259	-	259
Substandard	87	-	49	-	38	2,662	64	2,900
Total residential 1-4 family	$29,093	$33,986	$41,263	$13,566	$13,700	$83,008	$23,617	$238,233

Current period gross charge-offs	$-	$-	$(30)	$-	$-	$(21)	$-	$(51)

Multifamily
Pass	$5,779	$11,483	$7,965	$2,626	$1,081	$5,438	$-	$34,372
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	199	-	199
Total multifamily	$5,779	$11,483	$7,965	$2,626	$1,081	$5,637	$-	$34,571

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$1,807	$2,222	$3,414	$776	$1,205	$6,793	$-	$16,217
Special mention	-	-	-	-	-	184	-	184
Substandard	-	-	-	-	-	-	-	-
Total farmland	$1,807	$2,222	$3,414	$776	$1,205	$6,977	$-	$16,401

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial
Pass	$19,306	$10,228	$5,638	$1,591	$2,167	$1,342	$12,777	$53,049
Special mention	78	100	-	-	-	3	-	181
Substandard	-	-	-	-	-	-	-	-
Total commercial	$19,384	$10,328	$5,638	$1,591	$2,167	$1,345	$12,777	$53,230

Current period gross charge-offs	$-	$(5)	$(14)	$-	$(26)	$-	$-	$(45)

Agriculture
Pass	$565	$518	$347	$127	$67	$649	$1,217	$3,490
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	18	-	18
Total agriculture	$565	$518	$347	$127	$67	$667	$1,217	$3,508

Current period gross charge-offs	$-	$-	$-	$-	$-	$(59)	$-	$(59)

Consumer and All Other
Pass	$12,352	$4,822	$2,408	$864	$594	$761	$1,339	$23,140
Special mention	-	1	-	-	-	-	-	1
Substandard	4	-	1	3	1	1	-	10
Total consumer and all other	$12,356	$4,823	$2,409	$867	$595	$762	$1,339	$23,151

Current period gross charge-offs	$(198)	$(49)	$(13)	$-	$-	$(2)	$(59)	$(321)

Total	$127,643	$118,411	$115,888	$51,039	$41,047	$144,136	$39,947	$638,111
Total current period gross charge-offs	$(198)	$(54)	$(57)	$-	$(26)	$(82)	$(59)	$(476)

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

The following table presents a disaggregated analysis of activity in the allowance for credit losses for loans as of March 31, 2024 and December 31, 2023:

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Three months ended March 31, 2024
Beginning balance	$2,518	$300	$2,666	$509	$163	$673	$33	$394	$-	$7,256
Charge-offs	-	-	-	-	-	-	-	(70)	-	(70)
Recoveries	26	15	9	-	117	-	-	49	-	216
Provision for credit losses	(44)	(20)	74	(20)	(118)	50	3	79	-	4
Ending balance	$2,500	$295	$2,749	$489	$162	$723	$36	$452	$-	$7,406

(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Year ended December 31, 2023
Beginning balance	$2,364	$345	$2,364	$262	$153	$381	$32	$386	$440	$6,727
Adjustment to allowance for adoption of ASU 2016-13	(299)	164	275	12	75	241	(5)	(103)	(440)	(80)
Charge-offs	-	-	(51)	-	-	(45)	(59)	(321)	-	(476)
Recoveries	-	35	37	111	-	19	5	166	-	373
Provision for credit losses	453	(244)	41	124	(65)	77	60	266	-	712
Ending balance	$2,518	$300	$2,666	$509	$163	$673	$33	$394	$-	$7,256

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

There were no loans modified to borrowers experiencing financial difficulty in the three months ended March 31, 2024 and March 31, 2023, respectively. Additionally, there were no loans that had a payment default during the three months ended March 31, 2024 and March 31, 2023, respectively that were modified in the previous 12 months.

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

As of March 31, 2024 and December 31, 2023, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $238,000 and $285,000, respectively. During the three months ended March 31, 2024, a recovery totaling $47,000 was included in the (Recovery of) Provision for Credit Losses.

NOTE 10 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the three months ended March 31, 2024, and the year ended December 31, 2023:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Balance, beginning of period	$157	$261
Additions	—	124
Proceeds from sales	—	(132)
Net gains from sales	—	(96)
Balance, end of period	$157	$157

As of March 31, 2024 six loans totaling $516,000 were in the process of foreclosure, of which five loans totaling $242,000 were secured by residential real estate.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available-for-sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $89.0 million and $89.8 million as of March 31, 2024 and December 31, 2023, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Assets and liabilities measured at fair value are as follows as of March 31, 2024 and December 31, 2023:

March 31, 2024 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$9,974	$—
U.S. Government Agencies	—	9,002	—
Taxable municipals	—	17,632	—
Corporate bonds	—	2,735	—
Mortgage-backed securities	—	49,671	—

(On a non-recurring basis) Other real estate owned	—	—	157
Collateral dependent loans with ACL:
Commercial real estate	—	—	141
Commercial			132
Total	$—	$89,014	$430

December 31, 2023 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$10,985	—
U.S. Government Agencies	—	8,811	$—
Taxable municipals	—	17,859	—
Corporate bonds	—	2,688	—
Mortgage-backed securities	—	49,462	—

(On a non-recurring basis) Other real estate owned	—	—	157
Collateral dependent loans with ACL:
Commercial real estate	—	—	204
Total	$—	$89,805	$361

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at March 31, 2024	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Collateral dependent loans with ACL:
Commercial real estate	$141	$204	Apprised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Commercial	132	-	Appraised Value/Other estimates from Independent Sources	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$157	$157	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of March 31, 2024, and December 31, 2023, are as follows:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

March 31, 2024
Financial instruments – assets
Net loans	$631,188	$604,185	$—	$—	$604,185

Financial instruments – liabilities
Time deposits	224,841	221,937	—	221,937	—
Borrowed funds	36,186	34,095	—	34,095	—

December 31, 2023
Financial instruments – assets
Net loans	$630,855	$604,736	$—	$—	$604,736

Financial instruments – liabilities
Time deposits	252,316	249,941	—	249,941	—
Borrowed funds	36,186	34,046	—	34,046	—

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

The carrying values of cash and due from banks, federal funds sold, bank owned life insurance, deposits with no stated maturities, and accrued interest approximates fair value and are excluded from the table above.

NOTE 12 LEASING ACTIVITIES

As of March 31, 2024, the Bank leases four branch offices, one administrative office and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from May 2032 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of March 31, 2024 was 9.10 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of March 31, 2024 was 3.37%.

For the three months ended March 31, 2024 and 2023, operating lease expenses were $140,000 and $114,000, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of March 31, 2024, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2024	$417
2025	557
2026	557
2027	578
2028	584
Thereafter	1,737
Total lease payments	4,430
Less: imputed interest	(692)
Total	$3,738

NOTE 13 BORROWED FUNDS

Borrowed funds totaled $36,186 and $36,186 as of March 31, 2024 and December 31, 2023, respectively. For additional information on borrowed funds, refer to Note 18 in Item 8 of Form 10-K for the year ended December 31, 2023.

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. Refer to Note 24 in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of how each revenue stream is accounted for under ASC 606. The following table presents noninterest income by revenue stream for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023
Service charges and fees	915	$917
Card processing and interchange income	895	899
Insurance and investment fees	322	257
Other noninterest income	189	326
Total noninterest income	2,321	$2,399

NOTE 15 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended March 31,
(Dollars in thousands)	2024	2023
Other operating expenses	$780	$727
ATM network expense	376	360
Legal, accounting, and professional
fees	234	280
Loan related expenses	94	88
FDIC insurance premiums	92	88
Advertising	53	37
Printing and supplies	42	42
Consulting fees	40	91
Other real estate owned expenses, net	4	6
Total other operating expenses	$1,715	$1,719

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

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concepts Statements”. This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively to all new transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. If an entity adopts the amendments retrospectively, it should adjust the opening balance of retained earnings as of the beginning of the earliest comparative period presented. The Company does not expect the adoption of ASU 2024-02 to have a material impact on its consolidated financial statements.

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

Critical Accounting Policies

For discussion of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 2 Summary of Significant Accounting Policies, in Item 1 of this Form 10-Q. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our allowance for credit losses.

The allowance for credit losses reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional provisions could be required. For further discussion of the estimates used in determining the allowance for credit losses, we refer you to the section on “Asset Quality” in this discussion.

Overview and Highlights

Net income for the three months ended March 31, 2024 was $1.8 million, a decrease of $235,000, or 11.63%, from the same period in 2023. Net interest income declined 1.95%, or $138,000, from $7.1 million for the quarter ended March 31, 2023 to $6.9 million for the quarter ended March 31, 2024. The decrease was primarily due to an increase in the cost of interest-bearing liabilities of 150 basis points (“bps”) to 2.77% during the quarter ended March 31, 2024 compared to 1.27% during the quarter ended March 31, 2023.

The balance sheet grew to $850.5 million in total assets as of March 31, 2024, from $826.3 million as of December 31, 2023. Gross loans increased $483,000 to $638.6 million as of March 31, 2024. Additionally, interest-bearing deposits in other banks increased $22.4 million to $72.8 million as of March 31, 2024. During the first three months of 2024 total deposits increased $24.3 million or 3.39% to $740.8 million.

A dividend of $0.07 per share was paid to shareholders during the first quarter of 2024, a 16.7% increase over the dividend paid in 2023.

During the first quarter of 2024, we extended a previously announced stock repurchase program, to continue through March 31, 2025. Since the inception of the program through March 31, 2024, the Company has repurchased 210,299 shares at an average price of $2.34 per share.

Comparison of the Three Months ended March 31, 2024 and 2023

Quarter-to-date highlights include:

·	Returns on average assets and equity of 0.86% and 11.11% for the first quarter of 2024, compared to 1.05% and 13.90% for the first quarter of 2023, respectively;
·	Net interest income was $6.9 million for the first quarter of 2024, a decrease of $138,000, or 1.95%, compared to the first quarter of 2023;
·	The recovery of credit losses was $43,000 for the three months ended March 31, 2024 compared to no provision for credit losses for the three months ended March 31, 2023;
·	Noninterest income was $2.3 million, an decrease of $78,000, or 3.25%, during the first quarter of 2024 compared to the first quarter of 2023; and
·	Noninterest expense was $7.0 million, an increase of $107,000, or 1.56%, for the first quarter of 2024 compared to the first quarter of 2023.

Net interest income for the quarter ended March 31, 2024 was $6.9 million compared to $7.1 million for the quarter ended March 31, 2023. The decrease was primarily due to an increase in the cost of interest-bearing liabilities of 150 bps to 2.77% during the quarter ended March 31, 2024 compared to 1.27% during the quarter ended March 31, 2023. The time deposits portfolio was the primary contributor to the decline in the net interest income, due to an increase of 209 bps in the quarterly cost of time deposits to 3.77% and a $64.1 million increase in the average balance of time deposits due to a combination of new deposits and a shift in the mix from lower cost deposit products. Additionally, while the average cost of borrowed funds decreased 101 bps to 5.82%, the related interest expense increased $190,000 due to the increased average balance related to a Federal Home Loan Bank advance and a Federal Reserve Bank Bank Term Funding Program borrowing, taken in the second and fourth quarters of 2023, respectively, which increased the overall outstanding average balance $18.1 million. The increase in the cost of funds was offset in part by an increase of 70 bps in the yield on earning assets. The yield on loans increased 72 bps to 5.83%, partially assisted by recovery of interest on prior nonperforming loans, combined with an increase in the average balance of $49.5 million and interest rate increases on loan renewals and interest rate reset dates, helping to offset the increased cost of funding during the quarter ended March 31, 2024. These rate and volume activities combined to result in a decrease in net interest income of $138,000, as the net interest margin decreased 35 bps, to 3.48% for the quarter ending March 31, 2024 as compared to the 3.83% margin for the same period in 2023.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

Three Months Ended March 31,

	2024			2023
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$635,571	$9,213	5.83%	$586,116	$7,382	5.11%
Federal funds sold	121	2	5.31%	631	7	4.67%
Interest bearing deposits in other banks	61,940	826	5.36%	47,944	533	4.50%
Taxable investment securities	104,566	573	2.19%	112,739	600	2.13%
Total earning assets	802,198	10,614	5.32%	747,430	8,522	4.62%
Less: Allowance for credit losses	(7,426)			(6,861)
Non-earning assets	38,791			36,812
Total assets	$833,563			$777,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,144	$137	0.76%	$80,331	$95	0.48%
Savings and money market deposits	160,832	543	1.36%	166,550	222	0.54%
Time deposits	263,972	2,471	3.77%	199,858	829	1.68%
Total interest-bearing deposits	496,948	3,151	2.55%	446,739	1,146	1.04%
Other borrowings	20,000	209	4.13%	1,556	19	4.95%
Trust preferred securities	16,186	324	7.91%	16,496	289	7.11%
Total interest-bearing liabilities	533,134	3,684	2.77%	464,791	1,454	1.27%
Non-interest-bearing deposits	226,246			245,010
Other liabilities	9,519			8,606
Total liabilities	768,899			718,407
Shareholders’ equity	64,664			58,974
Total liabilities and shareholders’ equity	$833,563			$777,381
Net interest income		$6,930			$7,068
Net interest margin			3.48%			3.83%
Net interest spread			2.55%			3.35%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Volume and Rate Analysis

Increase (decrease)

	Three Months Ended 2024 Compared to 2023
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest income:
Loans	$623	$1,114	$94	$1,831
Federal funds sold	(6)	3	(2)	(5)
Interest bearing deposits in other banks	156	106	31	293
Taxable investment securities	(43)	18	(2)	(27)
Total earning assets	730	1,241	121	2,092
Interest expense:
Interest-bearing demand deposits	(10)	58	(6)	42
Savings and money market deposits	(8)	340	(11)	321
Time deposits	266	1,042	334	1,642
Other borrowings	225	(3)	(32)	190
Trust preferred securities	(5)	41	(1)	35
Total interest-bearing liabilities	468	1,478	284	2,230
Change in net interest income	$262	$(237)	$(163)	$(138)

The recovery of credit losses charged to the income statement for the quarter ended March 31, 2024 was $43,000 compared to a provision of $0 for the three months ended March 31, 2023. The amount of the provision for credit losses was impacted by net loan recoveries of $146,000 during the quarter ended March 31, 2024. For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 7, Allowance for Credit Losses for Loans, in Item 1 of this Form 10-Q.

Noninterest income decreased $78,000 to $2.3 million for the quarter ended March 31, 2024 from $2.4 million for the comparable quarter in 2023. The decrease is due largely to the sales of bank properties in 2024 and 2023. During the first quarter of 2024, a sales agreement for a former branch office was executed resulting in a loss of $33,000. During the same period of 2023, two former office facilities were sold resulting in a net gain of $130,000. The net year-over-year change of $163,000 resulting from these sales, included in other noninterest income, was partially offset by an increase in financial services revenue of $65,000. Service charge income and revenue from card processing of $915,000 and $895,000, respectively, for the first three months of 2024, remained relatively unchanged from the same period of 2023.

Noninterest expense was $7.0 million for the quarter ended March 31, 2024 compared to $6.9 million for the quarter ended March 31, 2023. The $107,000 increase was impacted by the $97,000 increase in salaries and employee benefits, as well as occupancy expenses, which increased $11,000. The increase in salaries and employee benefits related to performance raises, along with severance costs and other contractual payments associated with the recent retirement of the previous chief executive officer and the elimination of several positions during the first quarter of 2024. The increase in occupancy costs are related to the opening of a branch office in Boone, North Carolina during the first quarter of 2024.

The efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, increased to 75.42% during the first quarter of 2024 from 72.56% for the first quarter of 2023. We continue to assess our operational procedures and structure to improve efficiencies and contain costs.

Income tax expense for the first quarter of 2024 totaled $531,000, a decrease of $45,000, or 7.81% from $576,000 recorded during the same period in 2023. The effective tax rate for the three months ended March 31, 2024, was 22.92%, compared to 22.18% for the same period in 2023.

Balance Sheet

Total assets as of March 31, 2024 were $850.5 million, an increase of $24.2 million, or 2.9%, from $826.3 million as of December 31, 2023. Gross loans at March 31, 2024 of $638.6 million were largely unchanged from $638.1 million at December 31, 2023. Liquid assets in the form of interest-bearing deposits with banks increased $22.4 million, or 44.6% during the first quarter of 2024. Investment securities decreased $791,000 during the first quarter of 2024 due to a $1.1 million increase in the unrealized loss on securities available for sale during the quarter, which, combined with payments and amortization of $2.8 million, more than offset purchases of $3.1 million.

Gross loans receivable increased $483,000 to $638.6 million as of March 31, 2024 from $638.1 million as of December 31, 2023. Consumer loans increased $2.4 million or 10.69% which included the purchase of $1.0 million of individual loans during the quarter. Commercial real estate and commercial loans decreased $587,000 and $1.2 million, respectively, during the first quarter of 2024. Residential 1-4 family loans and multifamily loans decreased $808,000 and $77,000, respectively, from December 31, 2023 to March 31, 2024. Loan originations during the first quarter of 2024 were impacted by higher interest rates affecting borrower requests, combined with retrenching from the $11.9 million increase in loans during the fourth quarter of 2023.

Total deposits were $740.8 million as of March 31, 2024 compared to $716.5 million as of December 31, 2023. The increase of $24.3 million, or 3.4%, was due to efforts to attract and retain time deposits and money market account relationships, combined with cyclical funds inflows. As a result of these efforts, total time deposits increased $15.5 million, including $3.0 million of brokered time deposits, and money market accounts increased $4.8 million during the first three months of 2024, respectively. The increase in time and money market deposits contributed to the increase in our cost of funds, as previously discussed, due to the continuing rising interest rate environment combined with ongoing competition for deposits.

Total borrowings consisting of Trust preferred securities of $16.2 million, Federal Home Loan Bank advances of $10.0 million and Federal Reserve Bank Bank Term Funding Program Loan of $10.0 million as of March 31, 2024 remained unchanged in comparison to December 31, 2023.

During the first three months of 2024 total shareholders’ equity decreased $795,000 to $64.0 million as of March 31, 2024, due to earnings of $1.8 million which were offset by dividends paid of $1.7 million, the $835,000 increase in the net unrealized loss on available-for-sale investment securities, and the repurchase of common stock totaling $85,000. Consequently, book value per share decreased to $2.70 as of March 31, 2024 compared to $2.73 at December 31, 2023. The Bank remains well capitalized per regulatory guidance.

As previously announced, the Board extended the repurchase of up to 500,000 shares of the Company’s common stock through March 31, 2025. As of March 31, 2024, the Company had repurchased 34,113 shares during the first three months of 2024 at an average price of $2.48 per share. Since the commencement of the repurchase plan, 210,299 shares have been repurchased at an average price of $2.34.

Asset Quality

The allowance for credit losses as a percentage of total loans was 1.16%, or $7.4 million, as of March 31, 2024, and 1.14%, or $7.3 million, as of December 31, 2023. The allowance for credit losses on unfunded commitments was $238,000 at March 31, 2024 as compared to $285,000 at December 31, 2023.

Annualized net charge-offs (recoveries), as a percentage of average loans, was (0.09)% during the first quarter of 2024, compared 0.01% in the first quarter of 2023.

Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $5.7 million as of March 31, 2024, an increase of $2.0 million, or 55.6%, since year-end 2023. Nonperforming assets as a percentage of total assets were 0.67% as of March 31, 2024, and 0.45% as of December 31, 2023.

Other real estate owned of $157,000 as of March 31, 2024 is unchanged from December 31, 2023. Expenses associated with other real estate owned were $4,000 for the three months ended March 31, 2024, compared to $6,000 during the three months ended March 31, 2023. Nonaccrual loans increased $2.0 million to $5.5 million as of March 31, 2024 from $3.5 million at December 31, 2023, due largely to a single loan relationship that was downgraded and placed in nonaccrual status during the first quarter of 2024.

For detailed information on nonaccrual loans and other real estate owned as of March 31, 2024 and December 31, 2023, refer to Note 6 Loans and Note 10 Other Real Estate Owned in Item 1 of this Form 10-Q.

Loans rated substandard or below totaled $5.5 million as of March 31, 2024, an increase of $2.0 million from $3.5 million as of December 31, 2023. Total past due loans increased to $6.7 million as of March 31, 2024 from $6.2 million as of December 31, 2023.

The allowance for credit losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized.

Through our quarterly assessment, we continue to adjust the CECL model to best reflect the risks in the portfolio. However, future provisions may be deemed necessary. During the first three months of 2024, we maintained the adjustments to our qualitative factors initiated in 2023, to consider risk factors associated with commercial real estate and residential mortgage loans. Those changes, along with recoveries of loans previously charged off and the assessment of the historical and specific risks associated with the loan portfolio, resulted in a recovery of credit losses of $43,000, of which $4,000 was a provision for the loan portfolio; offset by a reduction of the allowance for unfunded commitments of $47,000. The following table summarizes components of the allowance for credit losses and related loans as of March 31, 2024 and December 31, 2023:

Selected Credit Ratios
	March 31,		December 31,
(Dollars in thousands)	2024		2023
Allowance for credit losses - loans	$7,406		$7,256
Total loans	638,594		638,111
Allowance for credit losses to total loans	1.16%		1.14%
Nonaccrual loans	$5,549		$3,534
Nonaccrual loans to total loans	0.87%		0.55%

Ratio of allowance for credit losses loans to nonaccrual loans	1.33	X	2.05	X

Charge-offs net of recoveries	$(146)		$103
Average loans	$635,571		$608,705
Net (recoveries) charge-offs to average loans[1]	(0.09)%		0.02%

1 - Annualized

Deferred Tax Asset and Income Taxes

Due to timing differences between the book and tax treatments of several income and expense items, a net deferred tax asset, excluding the deferred tax asset on the unrealized loss on securities available-for-sale of $3.3 million and $3.1 million, existed as of March 31, 2024 and December 31, 2023, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses.

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

As of March 31, 2024, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $2.70 and $2.73 as of March 31, 2024 and December 31, 2023, respectively. The modest decrease in book value was due to the dividend payment of $0.07 per share paid during the first quarter of 2024, combined with the $835,000 increase in unrealized loss on available for sale investment securities and the $85,000 repurchase of common shares during the quarter.

Other key performance indicators are as follows:

	Three months ended March 31,
	2024	2023
Return on average assets[1]	0.86%	1.05%
Return on average shareholders’ equity[1]	11.11%	13.90%
Average equity to average assets	7.76%	7.59%

1 - Annualized

Under current economic conditions, we believe it is prudent to continue to retain capital sufficient to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates, and based upon projections, we believe our current capital levels will be sufficient.

During the first quarter of 2024, the Company paid a cash dividend of $0.07 per common share to our shareholders. Future payments of cash dividends will depend on a number of factors including but not limited to maintaining positive retained earnings, compliance with regulatory rules governing the payment of dividends, strategic plans, and sufficient capital at the Bank to allow payment of dividends to the Company.

On April 28, 2022 the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through March 31, 2023. As previously reported, this plan was extended by the Board of Directors through March 31, 2025. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. As of March 31, 2024, the Company has repurchased 210,299 shares at an average price of $2.34 per share since inception of the plan. During the quarter ended March 31, 2024, the Company repurchased 34,113 shares at an average price of $2.48 per share. There is no assurance that the Company will purchase any additional shares under this program.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available-for-sale securities.

As of March 31, 2024, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $53.0 million, which is net of the $36.0 million of securities pledged as collateral. Investment securities available-for-sale serve as a source of liquidity and interest rate risk management while generally yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Due to the unrealized loss on securities available-for-sale, the sale of investments would not be considered a primary source of liquidity due to the immediate impact on regulatory capital; however, the majority of the portfolio is considered high credit quality investments and would be available to pledge against borrowings.

Our loan to deposit ratio was 86.21% and 89.06% as of March 31, 2024 and December 31, 2023, respectively. Generally, our policy has been to manage this ratio at or below 90.00%.

Available third-party sources of liquidity as of March 31, 2024 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

We have used our line of credit with the FHLB to issue a letter of credit totaling $12.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on these letters of credit have been issued. The letters of credit are considered to be draws on our FHLB line of credit. In May 2023, we borrowed $10.0 million from the FHLB, through a fixed rate 5-year advance, to support loan fundings and other general liquidity needs. In December 2023 we borrowed $10.0 million through the Federal Reserve Bank Bank Term Funding Program for one year, which can be prepaid prior to maturity without penalty. An additional $184.6 million was available as of March 31, 2024 on the $206.6 million line of credit, of which $96.4 million is secured by a blanket lien on our residential real estate loans. Full use of the FHLB borrowing capacity would require the Company to pledge additional assets.

During the first quarter of 2024 we accepted $3.0 million of brokered time deposits to augment our balance sheet liquidity. We held no brokered deposits as of December 31, 2023. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the rate paid on deposits is shown in the net interest margin analysis tables. Total reciprocal Certificate of Deposit Registry Services (“CDARS”) time deposits were $6.8 million and $6.3 million as of March 31, 2024 and December 31, 2023, respectively. Aside from the availability of CDARS time deposits, we also offer a similar deposit product for transaction account customers through Intrafi Cash Service (“ICS”). As of March 31, 2024 approximately $24.9 million were placed in this product as compared to $20.5 million at December 31, 2023. Both the CDARS and ICS offerings assist us in maintaining deposit relationships, while assuring the depositors’ funds retain federal deposit insurance coverage.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, while we do not anticipate using this as a primary funding source, securities with an estimated market value of $35.3 million were pledged as of March 31, 2024.

Time deposits of $250,000 or more were approximately 6.96% of total deposits at March 31, 2024 and 7.36% of total deposits at December 31, 2023.

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

The bank holding company has approximately $434,000 in cash on deposit at the Bank at March 31, 2024. The holding company receives periodic dividend payments from the Bank which are used to pay operating expenses, to pay trust preferred interest payments and discretionary principal payments, and to fund dividend payments to shareholders and repurchase shares. The Company makes quarterly interest payments on the trust preferred securities.

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

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the three months ended March 31, 2024, to the off-balance sheet items and the contractual obligations disclosed in our 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At March 31, 2024, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities – None

(b)	Use of Proceeds – Not Applicable

(c)	Issuer Purchases of Securities

Stock Repurchase Program

The Company has an approved one-year stock repurchase program that authorizes the repurchase of up to 500,000 of the Company’s common shares that was extended through March 31, 2025. Repurchases may be made through open market purchases or in privately negotiated transactions. Shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company.

Shares of the Company’s common stock were repurchased during the three months ended March 31, 2024, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 289,701 shares of common stock.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
January 31, 2024		5,759	$2.44	5,759	318,055
February 29, 2024		7,825	$2.49	7,825	310,230
March 31, 2024		20,529	$2.49	20,529	289,701
	Total	34,113	$2.48	34,113

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2022, filed on March 31,2023).
10.1	First Amendment, dated as of August 7, 2023, to the Employment Agreement, dated as of December 1, 2016, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc. and C. Todd Asbury.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s Form 10-Q for the quarterly period ended September 30, 2023, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

The following exhibits are filed as part of this report or are incorporated by reference:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JAMES W. KISER
James W. Kiser
President and Chief Executive Officer

Date:	May 15, 2024

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	May 15, 2024