Form 10-Q
period 2024-06-30
NEW PEOPLES BANKSHARES INC
filed 2024-08-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock was 23,659,913 as of August 9, 2024.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2024 AND DECEMBER 31, 2023

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	15,884	$14,596
Interest-bearing deposits with banks	72,800	50,363
Federal funds sold	120	18
Total cash and cash equivalents	88,804	64,977
Investment securities available-for-sale	92,269	89,805
Loans receivable	639,934	638,111
Allowance for credit losses	(7,727)	(7,256)
Net loans	632,207	630,855
Bank premises and equipment, net	17,913	18,265
Other real estate owned	103	157
Accrued interest receivable	3,015	3,029
Deferred taxes, net	4,778	4,461
Bank owned life insurance	4,626	4,589
Right-of-use assets – operating leases	3,629	3,852
Other assets	7,326	6,323
Total assets	854,670	$826,313
LIABILITIES
Deposits:
Noninterest bearing	226,619	$233,878
Interest-bearing	516,609	482,589
Total deposits	743,228	716,467
Borrowed funds	36,186	36,186
Lease liabilities – operating leases	3,629	3,852
Accrued interest payable	1,920	1,447
Accrued expenses and other liabilities	3,476	3,550
Total liabilities	788,439	761,502
SHAREHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized; 23,676,257 and 23,745,900 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	47,352	47,492
Additional paid-in-capital	14,479	14,514
Retained earnings	16,267	14,458
Accumulated other comprehensive loss	(11,867)	(11,653)
Total shareholders’ equity	66,231	64,811
Total liabilities and shareholders’ equity	854,670	$826,313

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans including fees	$9,374	7,876	$18,587	$15,258
Federal funds sold	2	8	3	16
Interest-earning deposits with banks	1,009	551	1,835	1,083
Investments	583	547	1,113	1,107
Dividends on equity securities (restricted)	43	36	86	76
Total interest and dividend income	11,011	9,018	21,624	17,540

INTEREST EXPENSE
Deposits	3,508	1,645	6,658	2,791
Borrowed funds	533	373	1,066	682
Total interest expense	4,041	2,018	7,724	3,473

NET INTEREST INCOME	6,970	7,000	13,900	14,067

PROVISION FOR CREDIT LOSSES	472	149	429	149

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	6,498	6,851	13,471	13,918

NONINTEREST INCOME
Service charges and fees	967	961	1,882	1,877
Card processing and interchange	971	943	1,866	1,842
Financial services fees	372	306	694	563
Net gain on sale and disposal of premises and equipment	53	6	20	135
Other noninterest income	169	188	391	385
Total noninterest income	2,532	2,404	4,853	4,802

NONINTEREST EXPENSES
Salaries and employee benefits	3,594	3,652	7,241	7,202
Occupancy and equipment expense	942	975	1,913	1,935
Data processing and telecommunications	617	619	1,261	1,261
Other operating expenses	1,685	1,789	3,400	3,505
Total noninterest expenses	6,838	7,035	13,815	13,903

INCOME BEFORE INCOME TAXES	2,192	2,220	4,509	4,817

INCOME TAX EXPENSE	508	497	1,039	1,073

NET INCOME	$1,684	1,723	$3,470	$3,744

Earnings per share
Basic and diluted	$0.07	0.07	$0.15	$0.16

Average Weighted Shares of Common Stock
Basic and diluted	23,692,984	23,817,903	23,714,675	23,829,468

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

NET INCOME	$1,684	$1,723	$3,470	$3,744

Other comprehensive income (loss):
Investment securities activity
Unrealized gains (losses) arising during the period	786	(1,518)	(271)	1,187
Related tax (expense) benefit	(165)	319	57	(250)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	621	(1,199)	(214)	937
TOTAL COMPREHENSIVE INCOME	$2,305	$524	$3,256	$4,681

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2022	23,848	$47,697	$14,546	$8,917	$(13,941)	$57,219
Adoption of ASU 2016-13	—	—	—	(212)	—	(212)
Net Income	—	—	—	2,021	—	2,021
Other comprehensive income, net of tax	—	—	—	—	2,136	2,136
Cash dividend declared ($0.06 per share)	—	—	—	(1,430)	—	(1,430)
Repurchase of common stock	(20)	(40)	(6)	—	—	(46)
Balance, March 31, 2023	23,828	$47,657	$14,540	$9,296	$(11,805)	$59,688

Net income	—	—	—	1,723	—	1,723
Other comprehensive loss, net of tax	—	—	—	—	(1,199)	(1,199)
Repurchase of common stock	(25)	(51)	(4)	—	—	(55)
Balance, June 30, 2023	23,803	$47,606	$14,536	$11,019	$(13,004)	$60,157

Balance, December 31, 2023	23,746	$47,492	$14,514	$14,458	$(11,653)	$64,811
Net income	—	—	—	1,786	—	1,786
Other comprehensive loss, net of tax	—	—	—	—	(835)	(835)
Cash dividend declared ($0.07 per share)	—	—	—	(1,661)	—	(1,661)
Repurchase of common stock	(34)	(69)	(16)	—	—	(85)
Balance, March 31, 2024	23,712	$47,423	$14,498	$14,583	$(12,488)	$64,016

Net income	—	—	—	1,684	—	1,684
Other comprehensive income, net of tax	—	—	—	—	621	621
Repurchase of common stock	(36)	(71)	(19)	—	—	(90)
Balance, June 30, 2024	23,676	$47,352	$14,479	$16,267	$(11,867)	$66,231

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(IN THOUSANDS)

(UNAUDITED)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,470	$3,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	827	793
Provision for credit losses	429	149
Income on bank owned life insurance	(37)	(28)
Gain on sale of mortgage loans	(4)	(4)
Gain on sale or disposal of premises and equipment	(20)	(134)
Gain on sale of other real estate owned	(34)	—
Loans originated for sale	(105)	(81)
Proceeds from sales of loans originated for sale	109	85
Net amortization/accretion of bond premiums/discounts	125	151
Deferred tax benefit	(260)	(1)
Net change in:
Accrued interest receivable	14	72
Other assets	(744)	(909)
Accrued interest payable	473	404
Accrued expenses and other liabilities	(300)	(1,191)
Net cash provided by operating activities	3,943	3,050

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(1,798)	(24,473)
Purchase of securities available-for-sale	(8,048)	—
Proceeds from repayments and maturities of securities available-for-sale	5,188	4,006
Net purchase of equity securities (restricted)	(36)	(420)
Payments for the purchase of premises and equipment	(1,488)	(813)
Proceeds from sales of premises and equipment	1,033	—
Proceeds from sales of other real estate owned	108	809
Net cash used in investing activities	(5,041)	(20,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	10,000
Net change in noninterest bearing deposits	(7,259)	(2,789)
Net change in interest-bearing deposits	34,020	18,158
Dividends paid	(1,661)	(1,430)
Repurchase of common stock	(175)	(101)
Net cash provided by financing activities	24,925	23,838

Net increase in cash and cash equivalents	23,827	5,997
Cash and cash equivalents, beginning of the period	64,977	61,686
Cash and cash equivalents, end of the period	$88,804	$67,683

Supplemental disclosure of cash paid during the period for:
Interest	$7,251	$3,069
Taxes	1,000	1,925
Supplemental disclosure of non-cash transactions:
Transfer of loans to other real estate owned	20	—
Change in unrealized losses on securities available-for-sale	(271)	1,187

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2024 and December 31, 2023, and the results of operations for the three- and six-month periods ended June 30, 2024 and 2023. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income or shareholders’ equity.

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

NOTE 3 EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three-month and six-month periods ended June 30, 2024 and 2023, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars in thousands, except share and per share data)	For the three months ended June 30		For the six months ended June 30,
	2024	2023	2024	2023
Net income	$1,684	$1,723	$3,470	$3,744
Weighted average shares outstanding	23,692,984	23,817,903	23,714,675	23,829,468
Weighted average dilutive shares outstanding	23,692,984	23,817,903	23,714,675	23,829,468

Basic and diluted earnings per share	$0.07	$0.07	$0.15	$0.16

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer required is 2.50%. At June 30, 2024, the Bank had a capital conservation buffer of 8.74%. Amounts recorded to accumulated other comprehensive income (loss) are not included in computing regulatory capital. Management believes as of June 30, 2024, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2024 and December 31, 2023, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024:
Total capital to risk weighted assets	100,776	16.74%	$48,162	8.00%	$60,203	10.00%
Tier 1 capital to risk weighted assets	93,244	15.49%	36,122	6.00%	48,162	8.00%
Tier 1 capital to average assets	93,244	10.71%	34,823	4.00%	43,529	5.00%
Common equity Tier 1 capital
to risk weighted assets	93,244	15.49%	27,091	4.50%	39,132	6.50%

December 31, 2023:
Total capital to risk weighted assets	99,246	16.58%	$47,873	8.00%	$59,842	10.00%
Tier 1 capital to risk weighted assets	91,765	15.33%	35,905	6.00%	47,873	8.00%
Tier 1 capital to average assets	91,765	11.11%	33,040	4.00%	41,300	5.00%
Common equity Tier 1 capital
to risk weighted assets	91,765	15.33%	26,929	4.50%	38,897	6.50%

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (“AFS”) securities as of June 30, 2024 and December 31, 2023 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2024
U.S. Treasuries	$10,631	$—	$597	$10,034
U.S. Government Agencies	9,484	19	637	8,866
Taxable municipals	22,950	—	5,172	17,778
Corporate bonds	2,499	—	273	2,226
Mortgage backed securities	61,727	20	8,382	53,365
Total securities available-for-sale	$107,291	$39	$15,061	$92,269
December 31, 2023
U.S. Treasuries	$11,643	$—	$658	$10,985
U.S. Government Agencies	9,412	23	624	8,811
Taxable municipals	22,973	—	5,114	17,859
Corporate bonds	3,002	1	315	2,688
Mortgage backed securities	57,526	—	8,064	49,462
Total securities available-for-sale	$104,556	$24	$14,775	$89,805

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
U.S. Treasuries	$—	$—	$10,034	$597	$10,034	$597
U.S. Government Agencies	90	1	7,488	636	7,578	637
Taxable municipals	—	—	17,778	5,172	17,778	5,172
Corporate bonds	493	6	1,733	267	2,226	273
Mortgage backed securities	3,949	31	45,839	8,351	49,788	8,382
Total securities available-for-sale	$4,532	$38	$82,872	$15,023	$87,404	$15,061

December 31, 2023
U.S. Treasuries	$—	$—	$10,985	$658	$10,985	$658
U.S. Government Agencies	42	—	8,123	624	8,165	624
Taxable municipals	485	16	17,374	5,098	17,859	5,114
Corporate bonds	—	—	2,187	315	2,187	315
Mortgage backed securities	—	—	49,413	8,064	49,413	8,064
Total securities available-for-sale	$527	$16	$88,082	$14,759	$88,609	$14,775

As of June 30, 2024, there were 211 securities in a loss position, of which 201 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not plan to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities are past due as to principal or interest payments and a number of these securities have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified.”

Investment securities with a carrying value of $35.4 million and $36.8 million as of June 30, 2024 and December 31, 2023, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of available-for-sale investment securities during the three and six months ended June 30, 2024 and 2023.

The amortized cost and fair value of investment securities as of June 30, 2024, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$5,526	$5,434	2.13%
Due after one year through five years	11,291	10,550	1.99%
Due after five years through ten years	22,116	20,151	3.06%
Due after ten years	68,358	56,134	2.02%
Total	$107,291	$92,269	2.24%

The Bank, as a member bank of the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in other assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.7 million and $2.7 million as of June 30, 2024 and December 31, 2023, respectively. The stock has no quoted market value and no ready market exists. When evaluating these securities for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Equity securities are viewed as long-term investments and management believes the Company has the ability and the intent to hold these securities until their value is recovered.

NOTE 6 LOANS

Loans receivable outstanding as of June 30, 2024, and December 31, 2023, are summarized as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Real estate secured:
Commercial	$241,211	$240,187
Construction and land development	28,447	28,830
Residential 1-4 family	236,661	238,233
Multifamily	35,104	34,571
Farmland	16,448	16,401
Total real estate loans	557,871	558,222
Commercial	50,788	53,230
Agriculture	3,623	3,508
Consumer installment loans	27,186	22,639
All other loans	466	512
Total loans	$639,934	$638,111

Also included in total loans above are deferred loan fees of $1.8 million and $1.8 million as of June 30, 2024 and December 31, 2023, respectively. Deferred loan costs were $2.0 million and $2.0 million, as of June 30, 2024 and December 31, 2023, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or costs is recognized at that time.

Loans receivable on nonaccrual status as of June 30, 2024, and December 31, 2023, are summarized as follows:

	June 30, 2024			December 31, 2023
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
(Dollars in thousands)
Real estate secured:
Commercial	$2,255	$312	$2,567	$544	$268	$812
Residential 1-4 family	2,634	-	2,634	2,495	-	2,495
Multifamily	-	175	175	199	-	199
Total real estate loans	4,889	487	5,376	3,238	268	3,506
Consumer installment loans and other loans	36	-	36	28	-	28

Total loans receivable on nonaccrual status	$4,925	$487	$5,412	$3,266	$268	$3,534

Total interest income not recognized on nonaccrual loans for the three and six months ended June 30, 2024, and June 30, 2023, was $43,000 and $69,000, and $15,000 and $28,000, respectively.

The Company evaluates loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods. The following table presents the unpaid principal balance of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Unpaid Principal Balance	Related Allowance	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)
Real estate secured:
Commercial	$2,546	$262	$812	$64
Residential 1-4 family	1,339	-	312	-
Multi-family	175	96	-	-
Total real estate loans	4,060	358	1,124	64
Commercial	16	-	-	-

Total	$4,076	$358	$1,124	$64

The following table is an age analysis of past due loans receivable as of June 30, 2024, segregated by class:

June 30, 2024 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$20	$—	$2,277	$2,297	$238,914	$241,211
Construction and land development	10	—	—	10	28,437	28,447
Residential 1-4 family	2,901	945	1,014	4,860	231,801	236,661
Multifamily	—	—	—	—	35,104	35,104
Farmland	—	—	—	—	16,448	16,448
Total real estate loans	2,931	945	3,291	7,167	550,704	557,871
Commercial	120	—	—	120	50,668	50,788
Agriculture	—	—	—	—	3,623	3,623
Consumer installment Loans	98	20	8	126	27,060	27,186
All other loans	—	—	—	—	466	466
Total loans	$3,149	$965	$3,299	$7,413	$632,521	$639,934

The following table is an age analysis of past due loans receivable as of December 31, 2023, segregated by class:

December 31, 2023 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$878	$—	$268	$1,146	$239,041	$240,187
Construction and land development	85	4	—	89	28,741	28,830
Residential 1-4 family	2,628	1,119	886	4,633	233,600	238,233
Multifamily	—	—	199	199	34,372	34,571
Farmland	—	—	—	—	16,401	16,401
Total real estate loans	3,591	1,123	1,353	6,067	552,155	558,222
Commercial	—	20	—	20	53,210	53,230
Agriculture	8	—	—	8	3,500	3,508
Consumer installment Loans	140	11	1	152	22,487	22,639
All other loans	—	—	—	—	512	512
Total loans	$3,739	$1,154	$1,354	$6,247	$631,864	$638,111

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

The following table presents the credit risk grade of loans by origination year as of June 30, 2024:

As of June 30, 2024
(Dollars are in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate
Pass	$6,599	$47,066	$48,610	$47,604	$27,299	$60,244	$1,134	$238,556
Special mention	—	—	—	—	—	87	—	87
Substandard	—	—	—	1,166	313	1,089	—	2,568
Total commercial real estate	$6,599	$47,066	$48,610	$48,770	$27,612	$61,420	$1,134	$241,211

Current period gross charge-offs	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Construction and Land Development
Pass	$6,080	$10,537	$2,207	$4,142	$2,411	$3,070	$—	$28,447
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and land development	$6,080	$10,537	$2,207	$4,142	$2,411	$3,070	$—	$28,447

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$10,078	$28,860	$31,446	$39,644	$12,072	$86,756	$23,896	$232,752
Special mention	—	—	—	—	—	252	—	252
Substandard	36	87	300	804	288	2,021	121	3,657
Total residential 1-4 family	$10,114	$28,947	$31,746	$40,448	$12,360	$89,029	$24,017	$236,661

Current period gross charge-offs	$—	$—	$—	$—	$—	$(24)	$—	$(24)

Multifamily
Pass	$541	$6,893	$10,791	$7,915	$2,567	$6,221	$—	$34,928
Special mention	—	—	—	—	—	—	—	—
Substandard	—	54	—	—	—	122	—	176
Total multifamily	$541	$6,947	$10,791	$7,915	$2,567	$6,343	$—	$35,104

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$1,214	$1,804	$2,116	$3,239	$761	$7,156	$—	$16,290
Special mention	—	—	—	—	—	158	—	158
Substandard	—	—	—	—	—	—	—	—
Total farmland	$1,214	$1,804	$2,116	$3,239	$761	$7,314	$—	$16,448

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$8,033	$15,997	$6,463	$3,311	$1,082	$3,836	$12,063	$50,785
Special mention	—	—	—	—	—	3	—	3
Substandard	—	—	—	—	—	—	—	—
Total commercial	$8,033	$15,997	$6,463	$3,311	$1,082	$3,839	$12,063	$50,788

Current period gross charge-offs	$—	$(34)	$(45)	$—	$—	$—	$(68)	$(147)

Agriculture
Pass	$265	$484	$448	$335	$97	$299	$1,678	$3,606
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	17	—	17
Total agriculture	$265	$484	$448	$335	$97	$316	$1,678	$3,623

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and All Other
Pass	$9,576	$9,791	$3,635	$1,825	$710	$1,633	$447	$27,617
Special mention	—	—	1	—	—	—	—	1
Substandard	6	2	6	17	3	—	—	34
Total consumer and all other	$9,582	$9,793	$3,642	$1,842	$713	$1,633	$447	$27,652

Current period gross charge-offs	$(85)	$(20)	$(3)	$(6)	$—	$—	$(16)	$(130)

Total	$42,428	$121,575	$106,023	$110,002	$47,603	$172,964	$39,339	$639,934
Total current period gross charge-offs	$(85)	$(54)	$(48)	$(6)	$—	$(25)	$(84)	$(302)

The following table presents the credit risk grade of loans by origination year as of December 31, 2023:

As of December 31, 2023
(Dollars are in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate
Pass	$46,616	$49,061	$48,943	$28,651	$20,004	$43,524	$997	$237,796
Special mention	—	—	1,171	314	—	92	—	1,577
Substandard	—	—	—	—	429	385	—	814
Total commercial real estate	$46,616	$49,061	$50,114	$28,965	$20,433	$44,001	$997	$240,187

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$12,043	$5,990	$4,738	$2,521	$1,799	$1,637	$—	$28,728
Special mention	—	—	—	—	—	102	—	102
Substandard	—	—	—	—	—	—	—	—
Total construction and land development	$12,043	$5,990	$4,738	$2,521	$1,799	$1,739	$—	$28,830

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$29,006	$33,986	$41,214	$13,566	$13,662	$80,087	$23,553	$235,074
Special mention	—	—	—	—	—	259	—	259
Substandard	87	—	49	—	38	2,662	64	2,900
Total residential 1-4 family	$29,093	$33,986	$41,263	$13,566	$13,700	$83,008	$23,617	$238,233

Current period gross charge-offs	$—	$—	$(30)	$—	$—	$(21)	$—	$(51)

Multifamily
Pass	$5,779	$11,483	$7,965	$2,626	$1,081	$5,438	$—	$34,372
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	199	—	199
Total multifamily	$5,779	$11,483	$7,965	$2,626	$1,081	$5,637	$—	$34,571

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$1,807	$2,222	$3,414	$776	$1,205	$6,793	$—	$16,217
Special mention	—	—	—	—	—	184	—	184
Substandard	—	—	—	—	—	—	—	—
Total farmland	$1,807	$2,222	$3,414	$776	$1,205	$6,977	$—	$16,401

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$19,306	$10,228	$5,638	$1,591	$2,167	$1,342	$12,777	$53,049
Special mention	78	100	—	—	—	3	—	181
Substandard	—	—	—	—	—	—	—	—
Total commercial	$19,384	$10,328	$5,638	$1,591	$2,167	$1,345	$12,777	$53,230

Current period gross charge-offs	$—	$(5)	$(14)	$—	$(26)	$—	$—	$(45)

Agriculture
Pass	$565	$518	$347	$127	$67	$649	$1,217	$3,490
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	18	—	18
Total agriculture	$565	$518	$347	$127	$67	$667	$1,217	$3,508

Current period gross charge-offs	$—	$—	$—	$—	$—	$(59)	$—	$(59)

Consumer and All Other
Pass	$12,352	$4,822	$2,408	$864	$594	$761	$1,339	$23,140
Special mention	—	1	—	—	—	—	—	1
Substandard	4	—	1	3	1	1	—	10
Total consumer and all other	$12,356	$4,823	$2,409	$867	$595	$762	$1,339	$23,151

Current period gross charge-offs	$(198)	$(49)	$(13)	$—	$—	$(2)	$(59)	$(321)

Total	$127,643	$118,411	$115,888	$51,039	$41,047	$144,136	$39,947	$638,111
Total current period gross charge-offs	$(198)	$(54)	$(57)	$—	$(26)	$(82)	$(59)	$(476)

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

The following table presents a disaggregated analysis of activity in the allowance for credit losses for loans as of June 30, 2024 and December 31, 2023:

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture		Consumer and All Other	Unallocated	Total
Six months ended June 30, 2024
Beginning balance	$2,518	$300	$2,666	$509	$163	$673	$33		$394	$-	$7,256
Charge-offs	(1)	-	(24)	-	-	(147)	-		(130)	-	(302)
Recoveries	26	26	18	-	199	1	-		77	-	347
Provision for credit losses	302	(58)	126	(3)	(202)	87	1		173	-	426
Ending balance	$2,845	$268	$2,786	$506	$160	$614	$34		$514	$-	$7,727

Three months ended June 30, 2024
Beginning balance	$2,500	$295	$2,749	$489	$162	$723	$36		$452	$-	$7,406
Charge-offs	(1)	-	(24)	-	-	(147)	-		(60)	-	(232)
Recoveries	-	11	9	-	82	1	-		28	-	131
Provision for credit losses	346	(38)	52	17	(84)	37	(2)		94	-	422
Ending balance	$2,845	$268	$2,786	$506	$160	$614	$34		$514	$-	$7,727

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture		Consumer and All Other	Unallocated	Total
Year ended December 31, 2023
Beginning balance	$2,364	$345	$2,364	$262	$153	$381	$32	$	c 386	$440	$6,727
Adjustment to allowance for adoption of ASU 2016-13	(299)	164	275	12	75	241	(5)		(103)	(440)
Charge-offs	-	-	(51)	-	-	(45)	(59)		(321)	-	(476)
Recoveries	-	35	37	111	-	19	5		166	-	373
Provision for credit losses	453	(244)	41	124	(65)	77	60		266	-	712
Ending balance	$2,518	$300	$2,666	$509	$163	$673	$33		$394	$-	$7,256

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

There were no loans modified to borrowers experiencing financial difficulty in the three- and six-months ended June 30, 2024 and June 30, 2023, respectively. Additionally, there were no loans that had a payment default during the three and six months ended June 30, 2024 and June 30, 2023, respectively that were modified in the previous 12 months.

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

As of June 30, 2024 and December 31, 2023, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $288,000 and $285,000, respectively. During the three and six months ended June 30, 2024, provisions totaling $50,000 and $3,000, respectively were included in the Provision for Credit Losses.

NOTE 10 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the three months ended June 30, 2024, and the year ended December 31, 2023:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Balance, beginning of period	$157	$261
Additions	20	124
Proceeds from sales	(108)	(132)
Net gains (losses) from sales	34	(96)
Balance, end of period	$103	$157

As of June 30, 2024, four loans secured by residential real estate totaling $211,000 were in the process of foreclosure.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available-for-sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available-for-sale securities, totaling $92.3 million and $89.8 million as of June 30, 2024 and December 31, 2023, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Assets and liabilities measured at fair value are as follows as of June 30, 2024 and December 31, 2023:

June 30, 2024 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$10,034	$—
U.S. Government Agencies	—	8,866	—
Taxable municipals	—	17,778	—
Corporate bonds	—	2,226	—
Mortgage-backed securities	—	53,365	—

(On a non-recurring basis) Other real estate owned	—	—	103
Collateral dependent loans with ACL:
Commercial real estate	—	—	50
Multi-family			79
Total	$—	$92,269	$232

December 31, 2023 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$10,985	$—
U.S. Government Agencies	—	8,811	—
Taxable municipals	—	17,859	—
Corporate bonds	—	2,688	—
Mortgage-backed securities	—	49,462	—

(On a non-recurring basis) Other real estate owned	—	—	157
Collateral dependent loans with ACL:
Commercial real estate	—	—	204
Total	$—	$89,805	$361

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at June 30, 2024	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Collateral dependent loans with ACL:
Commercial real estate	$50	$204	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Multi-family	79	-	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$103	$157	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of June 30, 2024, and December 31, 2023, are as follows:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

June 30, 2024
Financial instruments – assets
Net loans	$632,207	$606,545	$—	$—	$606,545

Financial instruments – liabilities
Time deposits	270,923	269,110	—	269,110	—
Borrowed funds	36,186	34,097	—	34,097	—

December 31, 2023
Financial instruments – assets
Net loans	$630,855	$604,736	$—	$—	$604,736

Financial instruments – liabilities
Time deposits	252,316	249,941	—	249,941	—
Borrowed funds	36,186	34,046	—	34,046	—

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

The carrying values of cash and due from banks, interest-bearing deposits with banks, federal funds sold, bank owned life insurance, deposits with no stated maturities, and accrued interest approximates fair value and are excluded from the table above.

NOTE 12 LEASING ACTIVITIES

As of June 30, 2024, the Bank leases five branch offices, and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from November 2028 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of June 30, 2024 was 7.74 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of June 30, 2024 was 3.37%.

For the three and six months ended June 30, 2024 and 2023, operating lease expenses were $145,000 and $289,000, and $110,000 and $224,000, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of June 30, 2024, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2024	$278
2025	557
2026	557
2027	578
2028	584
Thereafter	1,737
Total lease payments	4,291
Less: imputed interest	(662)
Total	$3,629

NOTE 13 BORROWED FUNDS

Borrowed funds totaled $36,186 and $36,186 as of June 30, 2024 and December 31, 2023, respectively. Borrowed funds consist of trust preferred securities of $16.2 million, Federal Home Loan Bank advance of $10.0 million and Federal Reserve Bank Bank Term Funding Program loan of $10.0 million, as of June 30, 2024 and December 31, 2023, respectively. For additional information on borrowed funds, refer to Note 18 in Item 8 of Form 10-K for the year ended December 31, 2023.

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. Refer to Note 24 in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of how each revenue stream is accounted for under ASC 606. The following table presents noninterest income by revenue stream for the three and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Service charges and fees	$967	$961	$1,882	$1,877
Card processing and interchange income	971	943	1,866	1,842
Financial services fees	372	306	694	563
Other noninterest income	222	194	411	520
Total noninterest income	$2,532	$2,404	$4,853	$4,802

NOTE 15 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Other operating expenses	$766	$751	$1,546	$1,474
ATM network expense	377	370	753	730
Legal, accounting, and professional fees	214	284	448	564
Loan related expenses	101	127	195	216
FDIC insurance premiums	97	88	189	176
Advertising	75	70	128	107
Printing and supplies	47	48	89	90
Consulting fees	40	41	80	132
Other real estate owned expenses, net	(32)	10	(28)	16
Total other operating expenses	$1,685	$1,789	$3,400	$3,505

NOTE 16 SUBSEQUENT EVENTS

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

On August 12, 2024 a commercial real estate property securing a loan, that was individually evaluated as part of our assessment of the allowance for credit losses, was acquired in a foreclosure sale. As a result, approximately $1.2 million was transferred from the loan portfolio to other real estate owned with no loss recognized.

NOTE 17 RECENT ACCOUNTING DEVELOPMENTS

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
  technology utilized by us;
  our ability to successfully manage cybersecurity, including generative artificial intelligence risks;
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

Overview and Highlights

Net income for the three months ended June 30, 2024 was $1.7 million, a decrease of $39,000, or 2.56%, from the same period in 2023. Net interest income declined 0.43%, or $30,000, from $7.0 million for the quarter ended June 30, 2023 to $7.0 million for the quarter ended June 30, 2024. The decrease was primarily due to an increase in the cost of interest-bearing liabilities of 124 basis points (“bps”) to 2.94% during the quarter ended June 30, 2024 compared to 1.70% during the quarter ended June 30, 2023.

The balance sheet grew to $855.0 million in total assets as of June 30, 2024, from $826.3 million as of December 31, 2023. Gross loans increased $1.8 million to $639.9 million as of June 30, 2024. Additionally, interest-bearing deposits in other banks increased $22.4 million to $72.8 million as of June 30, 2024. Total deposit liabilities as of June 30, 2024 increased $26.8 million to $743.2 million from December 31, 2023.

During the first quarter of 2024, we extended a previously announced stock repurchase program, to continue through March 31, 2025. During the second quarter of 2024, 35,530 shares were repurchased at an average price of $2.54 per share.

Comparison of the Three Months ended June 30, 2024 and 2023

Net income for the three months ended June 30, 2024 was $1.7 million, a decrease of $39,000, or 2.26%, from the same period in 2023. Net interest income declined 0.43%, or $30,000, from $7.0 million for the quarter ended June 30, 2023 to $7.0 million for the quarter ended June 30, 2024. The decrease was primarily due to an increase in the cost of interest-bearing liabilities of 124 basis points (“bps”) to 2.94% during the quarter ended June 30, 2024 compared to 1.70% during the quarter ended June 30, 2023.

The balance sheet grew to $855.0 million in total assets as of June 30, 2024, from $826.3 million as of December 31, 2023. Gross loans increased $1.8 million to $639.9 million as of June 30, 2024. Additionally, interest-bearing deposits in other banks increased $22.4 million to $72.8 million as of June 30, 2024. Total deposit liabilities as of June 30, 2024 increased $26.8 million to $743.2 million from December 31, 2023.

During the first quarter of 2024, we extended a previously announced stock repurchase program, to continue through March 31, 2025. During the second quarter of 2024, 35,530 shares were repurchased at an average price of $2.54 per share.

Comparison of the Three Months ended June 30, 2024 and 2023

Quarter-to-date highlights include:

·	Returns on average assets and equity of 0.79% and 10.56% for the second quarter of 2024, compared to 0.88% and 11.62% for the second quarter of 2023, respectively;
·	Net interest income was $7.0 million for the second quarter of 2024, a decrease of $30,000, or 0.43%, compared to the second quarter of 2023;
·	The provision for credit losses was $472,000 for the three months ended June 30, 2024 compared to a provision of $149,000 for the three months ended June 30, 2023;
·	Noninterest income was $2.5 million, an increase of $128,000, or 5.32%, during the second quarter of 2024 compared to the second quarter of 2023; and
·	Noninterest expense was $6.8 million, a decrease of $197,000, or 2.80%, for the second quarter of 2024 compared to the second quarter of 2023.

The Company’s primary source of income is net interest income, which showed a slight decrease of $30,000, or 0.43%, to $7.0 million for the second quarter of 2024 compared to $7.0 million for the second quarter of 2023. Interest income increased $2.0 million due to increases in both the volume and yields for loans and interest-bearing deposits with banks. Average loans increased $39.2 million or 6.5% during the second quarter of 2024, as compared to the second quarter of 2023, while the yield increased 63 bps to 5.89% resulting from a combination of the repricing of existing loans and the origination of new credits. The average balance of interest-bearing deposits with banks increased $31.2 million or 70.4% to $75.5 million for the second quarter of 2024, as compared to the second quarter of 2023, as we actively manage our liquidity position. For the same comparative periods the yield on interest-bearing deposits with banks increased 38 bps to 5.37% due to the higher interest rate environment. Total interest expense increased $2.0 million to $4.0 million as the cost of interest-bearing liabilities rose 124 bps to 2.94% from 1.70% for the comparative three months ended June 30, 2024 and 2023. The time deposits portfolio was the primary contributor to the increase in interest expense due to an increase of 164 bps in the quarterly cost on time deposits to 3.96% and a $57.6 million increase in the average balance of time deposits due to a shift in the mix from lower cost deposit products combined with promotional interest rates offered in response to competition for deposits. Additionally, while the average cost of borrowed funds decreased 63 bps to 5.83%, the related interest expense increased $160,000 due to the increased average balance related to a Federal Home Loan Bank (FHLB) advance and a $10 million borrowing from the Federal Reserve Bank under the Bank Term Funding Program, taken in the second and fourth quarters of 2023, respectively, which increased the overall outstanding average balance $13.3 million.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

Three Months Ended June 30,

	2024			2023
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$639,918	$9,374	5.89%	$600,712	$7,876	5.26%
Federal funds sold	110	2	5.44%	673	8	4.77%
Interest bearing deposits in other banks	75,549	1,009	5.37%	44,325	551	4.99%
Taxable investment securities	107,082	626	2.34%	110,698	583	2.11%
Total earning assets	822,659	11,011	5.38%	756,408	9,018	4.78%
Less: Allowance for credit losses	(7,447)			(6,816)
Non-earning assets	39,334			37,914
Total assets	$854,546			$787,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$74,082	$160	0.87%	$75,847	$112	0.59%
Savings and money market deposits	169,190	676	1.61%	162,652	293	0.72%
Time deposits	271,587	2,672	3.96%	214,029	1,240	2.32%
Total interest-bearing deposits	514,859	3,508	2.74%	452,528	1,645	1.46%
Other borrowings	20,000	209	4.13%	6,374	56	3.52%
Trust preferred securities	16,186	324	7.93%	16,496	317	7.71%
Total borrowed funds	36,186	533	5.83%	22,870	373	6.46%
Total interest-bearing liabilities	551,045	4,041	2.94%	475,398	2,018	1.70%
Non-interest-bearing deposits	229,837			243,974
Other liabilities	9,524			8,675
Total liabilities	790,406			728,047
Shareholders’ equity	64,140			59,459
Total liabilities and shareholders’ equity	$854,546			$787,506
Net interest income		$6,970			$7,000
Net interest margin			3.41%			3.71%
Net interest spread			2.44%			3.08%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Volume and Rate Analysis
Increase (decrease)

	Three Months Ended June 30, 2024 versus 2023
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest income:
Loans	$2,062	$3,802	$(4,366)	$1,498
Federal funds sold	(27)	17	4	(6)
Interest bearing deposits in other banks	1,557	171	(1,270)	458
Taxable investment securities	(76)	264	(145)	43
Total earning assets	3,516	4,254	(5,777)	1,993

Interest expense:
Interest-bearing demand deposits	(10)	210	(152)	48
Savings and money market deposits	47	1,439	(1,103)	383
Time deposits	1,338	3,496	(3,402)	1,432
Other borrowings	474	42	(363)	153
Trust preferred securities	(24)	52	(21)	7
Total interest-bearing liabilities	1,825	5,239	(5,041)	2,023
Change in net interest income	$1,691	$(985)	$(736)	$(30)

The provision for credit losses charged to the income statement for the three months ended June 30, 2024 was $472,000 compared to $149,000 for the three months ended June 30, 2023. The amount of the provision for credit losses was impacted by net loan charge-offs of $101,000 during the quarter ended June 30, 2024, combined with a specific allocation to the allowance for credit losses of $263,000 for a single credit relationship. For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 7, Allowance for Credit Losses for Loans, in Item 1 of this Form 10-Q.

Noninterest income increased $128,000 to $2.5 million for the quarter ended June 30, 2024 from $2.4 million for the comparable quarter in 2023. The increase is due to increased earnings from service charges, card processing activities, and financial services, which combined for an increase of $100,000. Additionally, the sale of a lot adjacent to a branch office resulted in a gain of $53,000 as compared to a $6,000 gain recorded during the second quarter of 2023.

Noninterest expense was $6.8 million for the quarter ended June 30, 2024 compared to $7.0 million for the quarter ended June 30, 2023. The $197,000 dollar improvement resulted from decreases in salaries and benefits, occupancy and data processing expenses which combined for a $93,000 decrease. In addition, legal and professional fees, loan and other real estate owned expenses, included in other operating expenses, decreased a combined $138,000.

The efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, decreased to 71.96% during the second quarter of 2024 from 75.42% for the second quarter of 2023. We continue to assess our operational procedures and structure to improve efficiencies and contain costs.

Income tax expense for the second quarter of 2024 totaled $508,000, an increase of $11,000, or 2.21%, from $497,000 recorded during the same period in 2023. The effective tax rate for the three months ended June 30, 2024, was 23.18%, compared to 22.39% for the same period in 2023. A contributor to the increase to the effective tax rate is the increase in revenue generated in states which assess income tax.

Comparison of the Six Months ended June 30, 2024 and 2023

Year-to-date highlights include:

·	Returns on average assets and equity of 0.83% and 10.83% for the first six months of 2024, compared to 0.96% and 12.75% for the first six months of 2023, respectively;
·	Net interest income decreased $167,000 or 1.19% to $13.9 million for the six months ended June 30, 2024, compared to $14.1 million for the six months ended June 30, 2023;

·	Net interest margin was 3.44% for the six months ended June 30, 2024, a decrease of 33 bps compared to 3.77% for the same period of 2023;
·	Provision for credit losses was $429,000 for the six months ended June 30, 2024, an increase of $280,000, or 187.92%, compared to the six months ended June 30, 2023;
·	Noninterest income was $4.9 million, an increase of $51,000, or 1.06%, compared to the six months ended Juner 30, 2023; and
·	Total noninterest expense was $13.8 million, a decrease of $88,000, or 0.63%, compared to the six months ended June 30, 2023.

For the six months ended June 30, 2024, net interest income decreased $167,000 to $13.9 million from $14.1 million for the six months ended June 30, 2023. The yield on earning assets increased 65 bps to 5.35% for the comparative six-month periods, while the average balance increased $60.5 million to $812.4 million. The cost of interest-bearing liabilities increased 137 bps to 2.86%, while the average balance increased $72.0 million to $542.1 million during the comparative six-month period.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

Six Months Ended June 30,

	2024			2023
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$637,744	$18,587	5.86%	$593,457	$15,258	5.18%
Federal funds sold	116	3	5.38%	652	16	4.95%
Interest bearing deposits in other banks	68,744	1,835	5.37%	46,125	1,083	4.73%
Taxable investment securities	105,824	1,199	2.27%	111,713	1,183	2.14%
Total earning assets	812,428	21,624	5.35%	751,947	17,540	4.70%
Less: Allowance for credit losses	(7,436)			(6,864)
Non-earning assets	39,062			37,388
Total assets	$844,054			$782,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$73,113	$297	0.82%	$78,077	$208	0.54%
Savings and money market deposits	165,011	1,218	1.48%	164,590	515	0.63%
Time deposits	267,779	5,143	3.86%	206,983	2,068	2.01%
Total interest-bearing deposits	505,903	6,658	2.65%	449,650	2,791	1.25%
Other borrowings	20,000	418	4.13%	3,978	76	3.85%
Trust preferred securities	16,186	648	7.92%	16,496	606	7.41%
Total borrowed funds	36,186	1,066	5.83%	20,474	682	6.62%
Total interest-bearing liabilities	542,089	7,724	2.86%	470,124	3,473	1.49%
Non-interest-bearing deposits	228,042			244,489
Other liabilities	9,521			8,632
Total liabilities	779,652			723,245
Shareholders’ equity	64,402			59,226
Total liabilities and shareholders’ equity	$844,054			$782,471
Net interest income		$13,900			$14,067
Net interest margin			3.44%			3.77%
Net interest spread			2.49%			3.21%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Volume and Rate Analysis
Increase (decrease)

	Six Months Ended June 30, 2024 versus 2023
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest income:
Loans	$2,296	$4,014	$(2,981)	$3,329
Federal funds sold	(26)	2	11	(13)
Interest bearing deposits in other banks	1,071	292	(611)	752
Taxable investment securities	(126)	160	(18)	16
Total earning assets	3,215	4,468	(3,599)	4,084

Interest expense:
Interest-bearing demand deposits	(27)	218	(102)	89
Savings and money market deposits	3	1,405	(705)	703
Time deposits	1,225	3,824	(1,974)	3,075
Other borrowings	609	13	(280)	342
Trust preferred securities	(23)	101	(36)	42
Total interest-bearing liabilities	1,787	5,561	(3,097)	4,251
Change in net interest income	$1,428	$(1,093)	$(502)	$(167)

Based on our current assessment of the loan portfolio and related unfunded commitments, a provision of $429,000 was made for the six months ended June 30, 2024. The allowance for credit losses as a percentage of loans increased from 1.15% at December 31, 2022 to 1.21% as of June 30, 2024. For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Allowance for Credit Losses, in Item 1 of this Form 10-Q.

During the six months ended June 30, 2024, noninterest income increased $51,000 to $4.9 million from $4.8 million for the same period in 2023. The increase is due largely to earnings from service charges, card processing and financial services, which increased a combined $160,000. Those increases offset the impact of the sales of bank properties in 2024 and 2023. During the first six months of 2024, a former branch office and a lot were sold resulting in a net gain of $20,000. During the same period of 2023, two former office facilities and a vehicle were sold resulting in a net gain of $135,000

For the six months ended June 30, 2024, noninterest expense decreased $88,000 to $13.8 million compared to $13.9 million for the six months ended June 30, 2023. The decrease was impacted by reductions in occupancy costs of $22,000 combined with decreases in legal and professional fees, consulting and other real estate owned expenses of $212,000. The expense reductions were partially offset by increases in salaries and employee benefits of $39,000, as well as advertising, ATM network and miscellaneous expenses which combined for an increase of $116,000. The increase in salaries and employee benefits related to performance raises, along with severance costs related to the elimination of several positions during the first quarter of 2024 and other contractual payments associated with the recent retirement of the previous chief executive officer.

Balance Sheet

Total assets as of June 30, 2024 were $854.7 million, an increase of $28.4 million, or 3.43%, from $826.3 million as of December 31, 2023. Gross loans at June 30, 2024 of $639.9 million were largely unchanged from $638.1 million at December 31, 2023. Liquid assets in the form of interest-bearing deposits with banks increased $22.4 million, or 44.6%, during the first six months of 2024. Investment securities increased $2.5 million during the first six months of 2024 due to purchases of $8.0 million offset by an increase in the unrealized loss on securities available for sale of $271,000, combined with payments and amortization of $5.3 million.

Consumer loans increased $4.5 million or 20.08% which included the purchase of $1.6 million of individual loans, and the funding of $1.8 million of private student loans during the first six months of 2024. Commercial real estate and multi-family loans increased $1.0 million and $533,000, respectively, during the first six months of 2024. Commercial and Residential 1-4 family loans decreased $2.4 million and $1.6 million, respectively, from December 31, 2023 to June 30, 2024. Loan originations during the first six months of 2024 were impacted by higher interest rates affecting borrower requests.

Total deposits were $743.2 million as of June 30, 2024 compared to $716.5 million as of December 31, 2023. The increase of $26.8 million, or 3.7%, was due to efforts to attract and retain time deposits and money market account relationships, combined with cyclical funds inflows. As a result of these efforts, total time deposits increased $18.6 million, including $3.0 million of brokered time deposits, and money market accounts increased $15.1 million during the first six months of 2024, respectively. The increase in time and money market deposits contributed to the increase in our cost of funds, as previously discussed, due to the continuing rising interest rate environment combined with ongoing competition for deposits.

Total borrowings consisting of trust preferred securities of $16.2 million, Federal Home Loan Bank advances of $10.0 million and Federal Reserve Bank Bank Term Funding Program Loan of $10.0 million as of June 30, 2024 remained unchanged in comparison to December 31, 2023.

During the first six months of 2024 total shareholders’ equity increased $1.4 million to $66.2 million as of June 30, 2024, due to earnings of $3.5 million which were offset by dividends paid of $1.7 million, the $214,000 increase in the net unrealized loss on available-for-sale investment securities, and the repurchase of common stock totaling $175,000. Consequently, book value per share increased to $2.80 as of June 30, 2024 compared to $2.73 at December 31, 2023. The Bank remains well capitalized per regulatory guidance.

As previously announced, the Board extended the repurchase of up to 500,000 shares of the Company’s common stock through March 31, 2025. As of June 30, 2024, the Company had repurchased 69,843 shares during the first six months of 2024 at an average price of $2.51 per share. Since the commencement of the repurchase plan, 246,029 shares have been repurchased at an average price of $2.37.

Asset Quality

The allowance for credit losses as a percentage of total loans was 1.21%, or $7.7 million, as of June 30, 2024, and 1.14%, or $7.3 million, as of December 31, 2023. The allowance for credit losses on unfunded commitments was $287,000 as of June 30, 2024 as compared to $285,000 at December 31, 2023.

Annualized net charge-offs (recoveries), as a percentage of average loans, was (0.01)% during the first six months of 2024, compared to 0.02% in the first six months of 2023.

Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $5.5 million as of June 30, 2024, an increase of $1.8 million, or 49.42%, since year-end 2023. Nonperforming assets as a percentage of total assets were 0.65% as of June 30, 2024, and 0.45% as of December 31, 2023.

Other real estate owned of $103,000 as of June 30, 2024 represents a $54,000 decrease from December 31, 2023, due to the sale of one parcel that resulted in a gain of $34 thousand, along with the addition of a property valued at $20,000. Expenses associated with other real estate owned were $6,000 for the six months ended June 30, 2024, after excluding the gain recognized on the sale, compared to $16,000 during the six months ended June 30, 2023. On August 12, 2024 a commercial real estate property securing a loan, that was individually evaluated as part of our assessment of the allowance for credit losses, was acquired in a foreclosure sale. As a result, approximately $1.2 million was transferred from the loan portfolio to other real estate owned with no loss recognized. Nonaccrual loans increased $1.9 million to $5.4 million as of June 30, 2024 from $3.5 million as of December 31, 2023, due largely to a single loan relationship that was downgraded and placed in nonaccrual status during the first quarter of 2024.

For detailed information on nonaccrual loans and other real estate owned as of June 30, 2024 and December 31, 2023, refer to Note 6 Loans and Note 10 Other Real Estate Owned in Item 1 of this Form 10-Q.

Loans rated substandard or below totaled $6.5 million as of June 30, 2024, an increase of $3.0 million from $3.5 million as of December 31, 2023. Total past due loans increased to $7.4 million as of June 30, 2024 from $6.2 million as of December 31, 2023. The increase in past due loans is largely attributed to the loan relationship that was transferred to nonaccrual status during the first quarter of 2024.

The allowance for credit losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the CECL model to best reflect the risks in the portfolio. However, future provisions may be deemed necessary. During the first six months of 2024, we maintained the adjustments to our qualitative factors initiated in 2023, to consider risk factors associated with commercial real estate and residential mortgage loans, however the qualitative adjustment for commercial real estate loans was reduced as factors used in determining the adjustment have begun to be reflected in the portfolio as it seasons. Those changes, along with net charge-offs for the period and the assessment of the historical and specific risks associated with the loan portfolio, resulted in a provision for credit losses of $429,000, of which $426,000 was a provision for the loan portfolio; and a provision for unfunded commitments of $3,000. The following table summarizes components of the allowance for credit losses and related loans as of June 30, 2024 and December 31, 2023:

Selected Credit Ratios
	June 30,	December 31,
(Dollars in thousands)	2024	2023
Allowance for credit losses - loans	$7,727	$7,256
Total loans	639,934	638,111
Allowance for credit losses to total loans	1.21%	1.14%
Nonaccrual loans	$5,412	$3,534
Nonaccrual loans to total loans	0.85%	0.55%

Ratio of allowance for credit losses loans to nonaccrual loans	1.43X	2.05X

Charge-offs net of (recoveries)	$(45)	$103
Average loans	$637,744	$608,705
Net (recoveries) charge-offs to average loans[1]	(0.01)%	0.02%

1 - Annualized

Deferred Tax Asset and Income Taxes

Due to timing differences between the book and tax treatments of several income and expense items, a net deferred tax asset, excluding the deferred tax asset on the unrealized loss on securities available-for-sale of $3.2 million and $3.1 million, existed as of June 30, 2024 and December 31, 2023, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses.

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

As of June 30, 2024, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $2.80 and $2.73 as of June 30, 2024 and December 31, 2023, respectively. The modest increase in book value was due to the net income of $3.5 million for the first six months of 2024, which exceeded the dividend payment of $0.07 per share paid during the first quarter of 2024, combined with the $214,000 increase in unrealized loss on available for sale investment securities and the $175,000 repurchase of common shares during the first six months of 2024.

Other key performance indicators are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Return on average assets[1]	0.79%	0.88%	0.83%	0.96%
Return on average shareholders’ equity[1]	10.56%	11.62%	10.83%	12.75%
Average equity to average assets	7.51%	7.55%	7.63%	7.57%

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

On April 28, 2022 the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through June 30, 2023. As previously reported, this plan was extended by the Board of Directors through March 31, 2025. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. As of June 30, 2024, the Company has repurchased 246,029 shares at an average price of $2.37 per share since inception of the plan. During the quarter ended June 30, 2024, the Company repurchased 35,530 shares at an average price of $2.54 per share. There is no assurance that the Company will purchase any additional shares under this program.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available-for-sale securities.

As of June 30, 2024, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $56.9 million, which is net of the $35.4 million of securities pledged as collateral. Investment securities available-for-sale serve as a source of liquidity and interest rate risk management while generally yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Due to the unrealized loss on securities available-for-sale, the sale of investments, other than shorter-term investments with minimal unrealized losses or more recently purchased investments, would not be considered a primary source of liquidity due to the immediate impact on regulatory capital; however, the majority of the portfolio is considered high credit quality investments and would be available to pledge against borrowings.

Our loan to deposit ratio was 86.10% and 89.06% as of June 30, 2024 and December 31, 2023, respectively. Generally, our policy has been to manage this ratio at or below 90.00%.

Available third-party sources of liquidity as of June 30, 2024 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

We have used our line of credit with FHLB to issue a letter of credit totaling $12.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on these letters of credit have been issued. The letters of credit are considered to be draws on our FHLB line of credit. In July 2024, we increased our letters of credit to $14.0 million. In May 2023, we borrowed $10.0 million from FHLB, through a fixed rate 5-year advance, to support loan fundings and other general liquidity needs. An additional $190.7 million was available as of June 30, 2024 on the $212.7 million line of credit, of which $95.5 million is secured by a blanket lien on our residential real estate loans. Full use of the FHLB borrowing capacity would require the Company to pledge additional assets. In December 2023 we borrowed $10.0 million through the Federal Reserve Bank Bank Term Funding Program for one year, which can be prepaid prior to maturity without penalty. The Federal Reserve Bank ended the Bank Term Funding Program in March 2024, so at maturity, the repayment or replacement of this borrowing will be dependent on our liquidity and/or interest rate risk needs at that time.

As of June 30, 2024 total deposits included $3.0 million of brokered time deposits, acquired during the first quarter of 2024 to augment our balance sheet liquidity. We held no brokered deposits as of December 31, 2023. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the rate paid on deposits is shown in the net interest margin analysis tables. Total reciprocal Certificate of Deposit Registry Services (“CDARS”) time deposits were $6.7 million and $6.3 million as of June 30, 2024 and December 31, 2023, respectively. Aside from the availability of CDARS time deposits, we also offer a similar deposit product for transaction account customers through Intrafi Cash Service (“ICS”). As of June 30, 2024 approximately $25.9 million were placed in this product as compared to $20.5 million at December 31, 2023. Both the CDARS and ICS offerings assist us in maintaining deposit relationships, while assuring the depositors’ funds retain federal deposit insurance coverage.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, while we do not anticipate using this as a primary funding source, securities with an estimated market value of $20.7 million were pledged as of June 30, 2024.

Time deposits of $250,000 or more were approximately 6.89% of total deposits at June 30, 2024 and 7.36% of total deposits at December 31, 2023.

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

The bank holding company has approximately $430,000 in cash on deposit at the Bank at June 30, 2024. The holding company receives periodic dividend payments from the Bank which are used to pay operating expenses, to pay trust preferred interest payments and discretionary principal payments, to fund dividend payments to shareholders and to repurchase shares. The Company makes quarterly interest payments on the trust preferred securities.

As discussed in the Capital Resources section, the Company is authorized to repurchase up to 500,000 shares of the Company’s outstanding common stock through March 31, 2025. Payments for any repurchases will be distributed from available funds, or from dividend payments from the Bank, and are not expected to have a material impact on available liquidity.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the six months ended June 30, 2024, to the off-balance sheet items and the contractual obligations disclosed in our 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At June 30, 2024, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

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

Shares of the Company’s common stock were repurchased during the three months ended June 30, 2024, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 253,971 shares of common stock.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
April 30, 2024		14,586	$2.48	14,586	274,915
May 31, 2024		11,729	$2.50	11,729	263,186
June 30, 2024		9,215	$2.66	9,215	253,971
	Total	35,530	$2.54	35,530

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JAMES W. KISER
James W. Kiser
President and Chief Executive Officer

Date:	August 14, 2024

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	August 14, 2024