Form 10-Q
period 2024-09-30
NEW PEOPLES BANKSHARES INC
filed 2024-11-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock was 23,643,800 as of November 8, 2024.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

September 30,	September 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	12,990	$14,596
Interest-bearing deposits with banks	90,563	50,363
Federal funds sold	174	18
Total cash and cash equivalents	103,727	64,977
Investment securities available-for-sale	96,564	89,805
Loans receivable	646,356	638,111
Allowance for credit losses	(7,670)	(7,256)
Net loans	638,686	630,855
Bank premises and equipment, net	17,589	18,265
Other real estate owned	1,060	157
Accrued interest receivable	3,241	3,029
Deferred taxes, net	4,037	4,461
Bank owned life insurance	4,646	4,589
Right-of-use assets – operating leases	3,520	3,852
Other assets	7,225	6,323
Total assets	880,295	$826,313
LIABILITIES
Deposits:
Noninterest bearing	231,752	$233,878
Interest-bearing	531,812	482,589
Total deposits	763,564	716,467
Borrowed funds	36,186	36,186
Lease liabilities – operating leases	3,520	3,852
Accrued interest payable	1,951	1,447
Accrued expenses and other liabilities	4,013	3,550
Total liabilities	809,234	761,502
SHAREHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized; 23,652,068 and 23,745,900 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	47,304	47,492
Additional paid-in-capital	14,463	14,514
Retained earnings	18,375	14,458
Accumulated other comprehensive loss	(9,081)	(11,653)
Total shareholders’ equity	71,061	64,811
Total liabilities and shareholders’ equity	880,295	$826,313

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

INTEREST AND DIVIDEND INCOME	2024	2023	2024	2023
Loans including fees	$9,728	8,453	$28,316	$23,711
Federal funds sold	2	4	5	20
Interest-earning deposits with banks	1,164	559	2,999	1,642
Investments	610	535	1,723	1,642
Dividends on equity securities (restricted)	43	34	129	110
Total interest and dividend income	11,547	9,585	33,172	27,125

INTEREST EXPENSE
Deposits	3,832	2,110	10,490	4,902
Borrowed funds	534	434	1,601	1,115
Total interest expense	4,366	2,544	12,091	6,017

NET INTEREST INCOME	7,181	7,041	21,081	21,108

PROVISION FOR CREDIT LOSSES	49	155	478	304

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	7,132	6,886	20,603	20,804

NONINTEREST INCOME
Service charges and fees	995	1,020	2,877	2,896
Card processing and interchange	937	942	2,803	2,784
Financial services fees	304	268	998	830
Net gain on sales of available for sale securities	4	—	4	—
Net gain on sale and disposal of premises and equipment	3	—	23	135
Other noninterest income	183	206	574	592
Total noninterest income	2,426	2,436	7,279	7,237

NONINTEREST EXPENSES
Salaries and employee benefits	3,527	3,567	10,768	10,768
Occupancy and equipment expense	942	945	2,855	2,881
Data processing and telecommunications	628	618	1,889	1,877
Other operating expenses	1,732	1,753	5,132	5,259
Total noninterest expenses	6,829	6,883	20,644	20,785

INCOME BEFORE INCOME TAXES	2,729	2,439	7,238	7,256

INCOME TAX EXPENSE	621	549	1,660	1,621

NET INCOME	$2,108	1,890	$5,578	$5,635

Earnings per share
Basic and diluted	$0.09	0.08	$0.24	$0.24

Average Weighted Shares of Common Stock
Basic and diluted	23,658,248	23,793,170	23,695,385	23,817,236

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

NET INCOME	$2,108	$1,890	$5,578	$5,635

Other comprehensive income (loss):
Investment securities activity
Unrealized gains (losses) arising during the period	3,532	(2,585)	3,261	(1,398)
Reclassification adjustment for net gains included in net income	(4)	—	(4)	—
Other comprehensive gains (losses) on investment securities	3,528	(2,585)	3,257	(1,398)
Related tax (expense) benefit	(742)	542	(685)	292
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,786	(2,043)	2,572	(1,106)
TOTAL COMPREHENSIVE INCOME (LOSS)	$4,894	$(153)	$8,150	$4,529

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2023	23,803	$47,606	$14,536	$11,019	$(13,004)	$60,157
Net income	—	—	—	1,890	—	1,890
Other comprehensive loss, net of tax	—	—	—	—	(2,043)	(2,043)
Repurchase of common stock	(20)	(40)	(6)	—	—	(46)
Balance, September 30, 2023	23,783	$47,566	$14,530	$12,909	$(15,047)	$59,958

Balance, December 31, 2022	23,848	$47,697	$14,546	$8,917	$(13,941)	$57,219
Adoption of ASU 2016-13	—	—	—	(212)	—	(212)
Net income	—	—	—	5,635	—	5,635
Other comprehensive loss, net of tax	—	—	—	—	(1,106)	(1,106)
Cash dividend declared ($0.06 per share)	—	—	—	(1,431)	—	(1,431)
Repurchase of common stock	(65)	(131)	(16)	—	—	(147)
Balance, September 30, 2023	23,783	$47,566	$14,530	$12,909	$(15,047)	$59,958

Balance, June 30, 2024	23,676	$47,352	$14,479	$16,267	$(11,867)	$66,231
Net income	—	—	—	2,108	—	2,108
Other comprehensive income, net of tax	—	—	—	—	2,786	2,786
Repurchase of common stock	(24)	(48)	(16)	—	—	(64)
Balance, September 30, 2024	23,652	$47,304	$14,463	$18,375	$(9,081)	$71,061

Balance, December 31, 2023	23,746	$47,492	$14,514	$14,458	$(11,653)	$64,811
Net income	—	—	—	5,578	—	5,578
Other comprehensive income, net of tax	—	—	—	—	2,572	2,572
Cash dividend declared ($0.07 per share)	—	—	—	(1,661)	—	(1,661)
Repurchase of common stock	(94)	(188)	(51)	—	—	(239)
Balance, September 30, 2024	23,652	$47,304	$14,463	$18,375	$(9,081)	$71,061

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(IN THOUSANDS)

(UNAUDITED)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,578	$5,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,198	1,203
Provision for credit losses	478	304
Income on bank owned life insurance	(57)	(44)
Gain on sale of mortgage loans	(9)	(4)
Net gain on sale of securities available-for-sale	(4)	—
Gain on sale or disposal of premises and equipment	(23)	(117)
Gain on sale of other real estate owned	(44)	—
Loans originated for sale	(329)	(81)
Proceeds from sales of loans originated for sale	338	85
Net amortization/accretion of bond premiums/discounts	165	225
Deferred tax benefit	(261)	(2)
Net change in:
Accrued interest receivable	(212)	(194)
Other assets	(532)	(395)
Accrued interest payable	504	571
Accrued expenses and other liabilities	106	(852)
Net cash provided by operating activities	6,896	6,334

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(9,307)	(41,706)
Purchase of securities available-for-sale	(14,011)	(500)
Proceeds from repayments and maturities of securities available-for-sale	8,214	7,501
Proceeds from sales of securities available-for-sale	2,134	—
Net purchase of equity securities (restricted)	(38)	(625)
Payments for the purchase of premises and equipment	(1,687)	(1,159)
Proceeds from sales of premises and equipment	1,188	809
Proceeds from sales of other real estate owned	164	—
Net cash used in investing activities	(13,343)	(35,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	10,000
Net change in noninterest bearing deposits	(2,126)	(9,641)
Net change in interest-bearing deposits	49,223	21,756
Dividends paid	(1,661)	(1,431)
Repurchase of common stock	(239)	(147)
Net cash provided by financing activities	45,197	20,537

Net increase (decrease) in cash and cash equivalents	38,750	(8,809)
Cash and cash equivalents, beginning of the period	64,977	61,686
Cash and cash equivalents, end of the period	$103,727	$52,877

Supplemental disclosure of cash paid during the period for:
Interest	$11,587	$5,446
Taxes	1,550	2,925
Supplemental disclosure of non-cash transactions:
Transfer of loans to other real estate owned	1,023	—
Change in unrealized losses on securities available-for-sale	3,257	(1,398)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2024 and December 31, 2023, and the results of operations for the three- and nine-month periods ended September 30, 2024 and 2023. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

NOTE 3 EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three-month and nine-month periods ended September 30, 2024 and 2023, there were no potential common shares. Basic and diluted net income per common share calculations follows:

(Dollars in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income	$2,108	$1,890	$5,578	$5,635
Weighted average shares outstanding	23,658,248	23,793,170	23,695,385	23,817,236
Weighted average dilutive shares outstanding	23,658,248	23,793,170	23,695,385	23,817,236

Basic and diluted earnings per share	$0.09	$0.08	$0.24	$0.24

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer required is 2.50%. At September 30, 2024, the Bank had a capital conservation buffer of 8.90%. Amounts recorded to accumulated other comprehensive income (loss) are not included in computing regulatory capital. Management believes as of September 30, 2024, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2024 and December 31, 2023, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024:
Total capital to risk weighted assets	$103,270	16.90%	$48,877	8.00%	$61,097	10.00%
Tier 1 capital to risk weighted assets	95,628	15.65%	36,658	6.00%	48,877	8.00%
Tier 1 capital to average assets	95,628	10.84%	35,278	4.00%	44,098	5.00%
Common equity Tier 1 capital
to risk weighted assets	95,628	15.65%	27,494	4.50%	39,713	6.50%

December 31, 2023:
Total capital to risk weighted assets	$99,246	16.58%	$47,873	8.00%	$59,842	10.00%
Tier 1 capital to risk weighted assets	91,765	15.33%	35,905	6.00%	47,873	8.00%
Tier 1 capital to average assets	91,765	11.11%	33,040	4.00%	41,300	5.00%
Common equity Tier 1 capital
to risk weighted assets	91,765	15.33%	26,929	4.50%	38,897	6.50%

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (“AFS”) securities as of September 30, 2024 and December 31, 2023 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2024
U.S. Treasuries	$11,625	$31	$378	$11,278
U.S. Government Agencies	8,827	35	433	8,429
Taxable municipals	22,939	—	4,368	18,571
Corporate bonds	2,499	9	253	2,255
Mortgage backed securities	62,168	181	6,318	56,031
Total securities available-for-sale	$108,058	$256	$11,750	$96,564
December 31, 2023
U.S. Treasuries	$11,643	$—	$658	$10,985
U.S. Government Agencies	9,412	23	624	8,811
Taxable municipals	22,973	—	5,114	17,859
Corporate bonds	3,002	1	315	2,688
Mortgage backed securities	57,526	—	8,064	49,462
Total securities available-for-sale	$104,556	$24	$14,775	$89,805

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
U.S. Treasuries	$—	$—	$10,247	$378	$10,247	$378
U.S. Government Agencies	40	1	6,274	432	6,314	433
Taxable municipals	—	—	18,571	4,368	18,571	4,368
Corporate bonds	—	—	1,747	253	1,747	253
Mortgage backed securities	500	3	45,471	6,315	45,971	6,318
Total securities available-for-sale	$540	$4	$82,310	$11,746	$82,850	$11,750

December 31, 2023
U.S. Treasuries	$—	$—	$10,985	$658	$10,985	$658
U.S. Government Agencies	42	—	8,123	624	8,165	624
Taxable municipals	485	16	17,374	5,098	17,859	5,114
Corporate bonds	—	—	2,187	315	2,187	315
Mortgage backed securities	—	—	49,413	8,064	49,413	8,064
Total securities available-for-sale	$527	$16	$88,082	$14,759	$88,609	$14,775

As of September 30, 2024, there were 165 securities in a loss position, of which 163 have been in a loss position for twelve months or more. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Aside from strategic sales executed during the three months ended September 30, 2024, management does not plan to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities are past due as to principal or interest payments and a number of these securities have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified.”

Investment securities with a carrying value of $38.5 million and $36.8 million as of September 30, 2024 and December 31, 2023, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

During the three and nine months ended September 30, 2024 available-for-sale investment securities with a carrying value of $2.2 million were sold, realizing a net gain of $4,000. There were no sales of available-for-sale investment securities during the three and nine months ended September 30, 2023.

The amortized cost and fair value of investment securities as of September 30, 2024, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$5,722	$5,681	2.15%
Due after one year through five years	10,549	10,131	2.15%
Due after five years through ten years	23,160	21,889	3.06%
Due after ten years	68,627	58,863	2.08%
Total	$108,058	$96,564	2.28%

The Bank, as a member bank of the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in other assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.7 million and $2.7 million as of September 30, 2024 and December 31, 2023, respectively. The stock has no quoted market value and no ready market exists. When evaluating these securities for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Equity securities are viewed as long-term investments and management believes the Company has the ability and the intent to hold these securities until their value is recovered.

NOTE 6 LOANS

Loans receivable outstanding as of September 30, 2024, and December 31, 2023, are summarized as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Real estate secured:
Commercial	$245,506	$240,187
Construction and land development	31,200	28,830
Residential 1-4 family	232,233	238,233
Multifamily	32,363	34,571
Farmland	16,558	16,401
Total real estate loans	557,860	558,222
Commercial	56,678	53,230
Agriculture	3,290	3,508
Consumer installment loans	28,096	22,639
All other loans	432	512
Total loans	$646,356	$638,111

Also included in total loans above are deferred loan fees of $1.9 million and $1.8 million as of September 30, 2024 and December 31, 2023, respectively. Deferred loan costs were $1.9 million and $2.0 million, as of September 30, 2024 and December 31, 2023, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fees or costs is recognized at that time.

Loans receivable on nonaccrual status as of September 30, 2024, and December 31, 2023, are summarized as follows:

	September 30, 2024			December 31, 2023
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
(Dollars in thousands)
Real estate secured:
Commercial	$1,134	$-	$1,134	$544	$268	$812
Construction and land development	13	-	13	-	-	-
Residential 1-4 family	2,654	-	2,654	2,495	-	2,495
Multifamily	-	172	172	199	-	199
Total real estate loans	3,801	172	3,973	3,238	268	3,506
Commercial	19	-	19	-	-	-
Consumer installment loans and other loans	92	-	92	28	-	28

Total loans receivable on nonaccrual status	$3,912	$172	$4,084	$3,266	$268	$3,534

Total interest income (recognized), not recognized on nonaccrual loans for the three months ended September 30, 2024, and September 30, 2023, was ($18,000) and $5,000, respectively. Total interest income not recognized on nonaccrual loans for the nine months ended September 30, 2024, and September 30, 2023, was $51,000 and $33,000, respectively.

The Company evaluates loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods. The following table presents the unpaid principal balance of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Unpaid Principal Balance	Related Allowance	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)
Real estate secured:
Commercial	$1,115	$-	$812	$64
Residential 1-4 family	731	-	312	-
Multi-family	172	93	-	-
Total real estate loans	2,018	93	1,124	64
Commercial	13	-	-	-

Total	$2,031	$93	$1,124	$64

The following table is an age analysis of past due loans receivable as of September 30, 2024, segregated by class:

September 30, 2024 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$605	$—	$873	$1,478	$244,028	$245,506
Construction and land development	11	—	—	11	31,189	31,200
Residential 1-4 family	3,501	673	1,042	5,216	227,017	232,233
Multifamily	—	—	172	172	32,191	32,363
Farmland	166	—	—	166	16,392	16,558
Total real estate loans	4,283	673	2,087	7,043	550,817	557,860
Commercial	35	41	—	76	56,602	56,678
Agriculture	—	—	—	—	3,290	3,290
Consumer installment Loans	130	31	29	190	27,906	28,096
All other loans	—	—	—	—	432	432
Total loans	$4,448	$745	$2,116	$7,309	$639,047	$646,356

The following table is an age analysis of past due loans receivable as of December 31, 2023, segregated by class:

December 31, 2023 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$878	$—	$268	$1,146	$239,041	$240,187
Construction and land development	85	4	—	89	28,741	28,830
Residential 1-4 family	2,628	1,119	886	4,633	233,600	238,233
Multifamily	—	—	199	199	34,372	34,571
Farmland	—	—	—	—	16,401	16,401
Total real estate loans	3,591	1,123	1,353	6,067	552,155	558,222
Commercial	—	20	—	20	53,210	53,230
Agriculture	8	—	—	8	3,500	3,508
Consumer installment Loans	140	11	1	152	22,487	22,639
All other loans	—	—	—	—	512	512
Total loans	$3,739	$1,154	$1,354	$6,247	$631,864	$638,111

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

The following table presents the credit risk grade of loans by origination year as of September 30, 2024:

As of September 30, 2024
(Dollars are in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate
Pass	$15,582	$48,106	$44,428	$47,760	$27,781	$59,101	$1,603	$244,361
Special mention	—	—	—	—	—	9	—	9
Substandard	—	—	—	—	313	823	—	1,136
Total commercial real estate	$15,582	$48,106	$44,428	$47,760	$28,094	$59,933	$1,603	$245,506

Current period gross charge-offs	$—	$—	$—	$(178)	$—	$—	$(1)	$(179)

Construction and Land Development
Pass	$10,739	$6,425	$6,464	$3,138	$1,743	$2,679	$—	$31,188
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	12	—	12
Total construction and land development	$10,739	$6,425	$6,464	$3,138	$1,743	$2,691	$—	$31,200

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$14,654	$27,775	$30,328	$38,988	$11,402	$81,474	$23,989	$228,610
Special mention	—	—	—	—	—	249	—	249
Substandard	35	133	—	799	285	1,822	300	3,374
Total residential 1-4 family	$14,689	$27,908	$30,328	$39,787	$11,687	$83,545	$24,289	$232,233

Current period gross charge-offs	$—	$(38)	$—	$—	$—	$(33)	$—	$(71)

Multifamily
Pass	$958	$4,862	$10,415	$6,894	$2,536	$6,525	$—	$32,190
Special mention								—
Substandard	—	54	—	—	—	119	—	173
Total multifamily	$958	$4,916	$10,415	$6,894	$2,536	$6,644	$—	$32,363

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$1,014	1,751	2,173	3,113	753	7,602	—	$16,406
Special mention	—	—	—	—	—	152	—	152
Substandard								—
Total farmland	$1,014	$1,751	$2,173	$3,113	$753	$7,754	$—	$16,558

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$11,200	15,151	5,594	2,778	975	2,783	18,175	$56,656
Special mention	—	—	—	—	—	3	—	3
Substandard	—	—	19	—	—	—	—	19
Total commercial	$11,200	$15,151	$5,613	$2,778	$975	$2,786	$18,175	$56,678

Current period gross charge-offs	$—	$(34)	$(50)	$—	$—	$—	$(68)	$(152)

Agriculture
Pass	$384	408	377	315	84	246	1,459	$3,273
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	17	—	17
Total agriculture	$384	$408	$377	$315	$84	$263	$1,459	$3,290

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and All Other
Pass	$12,490	$8,772	$3,167	$1,525	$610	$1,506	$370	$28,440
Special mention	—	—	—	—	—	—	—	—
Substandard	13	28	20	22	5	—	—	88
Total consumer and all other	$12,503	$8,800	$3,187	$1,547	$615	$1,506	$370	$28,528

Current period gross charge-offs	$(127)	$(49)	$(6)	$(7)	$—	$—	$(24)	$(213)

Total	$67,069	$113,465	$102,985	$105,332	$46,487	$165,122	$45,896	$646,356
Total current period gross charge-offs	$(127)	$(121)	$(56)	$(185)	$—	$(33)	$(93)	$(615)

The following table presents the credit risk grade of loans by origination year as of December 31, 2023:

As of December 31, 2023
(Dollars are in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate
Pass	$46,616	$49,061	$48,943	$28,651	$20,004	$43,524	$997	$237,796
Special mention	—	—	1,171	314	—	92	—	1,577
Substandard	—	—	—	—	429	385	—	814
Total commercial real estate	$46,616	$49,061	$50,114	$28,965	$20,433	$44,001	$997	$240,187

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$12,043	$5,990	$4,738	$2,521	$1,799	$1,637	$—	$28,728
Special mention	—	—	—	—	—	102	—	102
Substandard	—	—	—	—	—	—	—	—
Total construction and land development	$12,043	$5,990	$4,738	$2,521	$1,799	$1,739	$—	$28,830

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$29,006	$33,986	$41,214	$13,566	$13,662	$80,087	$23,553	$235,074
Special mention	—	—	—	—	—	259	—	259
Substandard	87	—	49	—	38	2,662	64	2,900
Total residential 1-4 family	$29,093	$33,986	$41,263	$13,566	$13,700	$83,008	$23,617	$238,233

Current period gross charge-offs	$—	$—	$(30)	$—	$—	$(21)	$—	$(51)

Multifamily
Pass	$5,779	$11,483	$7,965	$2,626	$1,081	$5,438	$—	$34,372
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	199	—	199
Total multifamily	$5,779	$11,483	$7,965	$2,626	$1,081	$5,637	$—	$34,571

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$1,807	$2,222	$3,414	$776	$1,205	$6,793	$—	$16,217
Special mention	—	—	—	—	—	184	—	184
Substandard	—	—	—	—	—	—	—	—
Total farmland	$1,807	$2,222	$3,414	$776	$1,205	$6,977	$—	$16,401

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$19,306	$10,228	$5,638	$1,591	$2,167	$1,342	$12,777	$53,049
Special mention	78	100	—	—	—	3	—	181
Substandard	—	—	—	—	—	—	—	—
Total commercial	$19,384	$10,328	$5,638	$1,591	$2,167	$1,345	$12,777	$53,230

Current period gross charge-offs	$—	$(5)	$(14)	$—	$(26)	$—	$—	$(45)

Agriculture
Pass	$565	$518	$347	$127	$67	$649	$1,217	$3,490
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	18	—	18
Total agriculture	$565	$518	$347	$127	$67	$667	$1,217	$3,508

Current period gross charge-offs	$—	$—	$—	$—	$—	$(59)	$—	$(59)

Consumer and All Other
Pass	$12,352	$4,822	$2,408	$864	$594	$761	$1,339	$23,140
Special mention	—	1	—	—	—	—	—	1
Substandard	4	—	1	3	1	1	—	10
Total consumer and all other	$12,356	$4,823	$2,409	$867	$595	$762	$1,339	$23,151

Current period gross charge-offs	$(198)	$(49)	$(13)	$—	$—	$(2)	$(59)	$(321)

Total	$127,643	$118,411	$115,888	$51,039	$41,047	$144,136	$39,947	$638,111
Total current period gross charge-offs	$(198)	$(54)	$(57)	$—	$(26)	$(82)	$(59)	$(476)

NOTE 7 ALLOWANCE FOR CREDIT LOSSES FOR LOANS (“ACLL”)

The following table presents a disaggregated analysis of activity in the allowance for credit losses for loans as of September 30, 2024 and December 31, 2023:

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Nine months ended September 30, 2024
Beginning balance	$2,518	$300	$2,666	$509	$163	$673	$33	$394	$-	$7,256
Charge-offs	(179)	-	(71)	-	-	(152)	-	(213)	-	(615)
Recoveries	54	37	73	-	297	1	-	114	-	576
Provision for credit losses	218	(48)	163	(15)	(310)	186	(2)	261	-	453
Ending balance	$2,611	$289	$2,831	$494	$150	$708	$31	$556	$-	$7,670

Three months ended September 30, 2024
Beginning balance	$2,845	$268	$2,786	$506	$160	$614	$34	$514	$-	$7,727
Charge-offs	(178)	-	(47)	-	-	(5)	-	(83)	-	(313)
Recoveries	28	11	55	-	98	-	-	37	-	229
Provision for credit losses	(84)	10	37	(12)	(108)	99	(3)	88	-	27
Ending balance	$2,611	$289	$2,831	$494	$150	$708	$31	$556	$-	$7,670

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Year ended December 31, 2023
Beginning balance	$2,364	$345	$2,364	$262	$153	$381	$32	$386	$440	$6,727
Adjustment to allowance for adoption of ASU 2016-13	(299)	164	275	12	75	241	(5)	(103)	(440)
Charge-offs	-	-	(51)	-	-	(45)	(59)	(321)	-	(476)
Recoveries	-	35	37	111	-	19	5	166	-	373
Provision for credit losses	453	(244)	41	124	(65)	77	60	266	-	712
Ending balance	$2,518	$300	$2,666	$509	$163	$673	$33	$394	$-	$7,256

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

There were no loans modified to borrowers experiencing financial difficulty in the three- and nine-months ended September 30, 2024 and September 30, 2023, respectively. Additionally, there were no loans that had a payment default during the three and nine months ended September 30, 2024 and September 30, 2023, respectively that were modified in the previous 12 months.

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

As of September 30, 2024 and December 31, 2023, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $309,000 and $285,000, respectively. During the three and nine months ended September 30, 2024, provisions for unfunded commitments totaling $22,000 and $25,000 respectively, were included in the Provision for Credit Losses on the consolidated statements of income.

NOTE 10 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the three months ended September 30, 2024, and the year ended December 31, 2023:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Balance, beginning of period	$157	$261
Additions	1,023	124
Proceeds from sales	(164)	(132)
Net gains (losses) from sales	44	(96)
Balance, end of period	$1,060	$157

As of September 30, 2024, four loans secured by residential real estate totaling $111,000 and one loan secured by commercial real estate totaling $268,000 were in the process of foreclosure.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available-for-sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. The Company’s available-for-sale securities, totaling $96.6 million and $89.8 million as of September 30, 2024 and December 31, 2023, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Assets and liabilities measured at fair value are as follows as of September 30, 2024 and December 31, 2023:

September 30, 2024 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$11,278	$—
U.S. Government Agencies	—	8,429	—
Taxable municipals	—	18,571	—
Corporate bonds	—	2,255	—
Mortgage-backed securities	—	56,031	—

(On a non-recurring basis) Other real estate owned	—	—	1,060
Collateral dependent loans with ACL:
Multi-family			79
Total	$—	$96,564	$1,139

December 31, 2023 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$10,985	$—
U.S. Government Agencies	—	8,811	—
Taxable municipals	—	17,859	—
Corporate bonds	—	2,688	—
Mortgage-backed securities	—	49,462	—

(On a non-recurring basis) Other real estate owned	—	—	157
Collateral dependent loans with ACL:
Commercial real estate	—	—	204
Total	$—	$89,805	$361

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at September 30, 2024	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Collateral dependent loans with ACL:
Commercial real estate	$-	$204	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Multi-family	79	-	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$1,060	$157	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of September 30, 2024, and December 31, 2023, are as follows:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

September 30, 2024
Financial instruments – assets
Net loans	$638,686	$619,800	$—	$—	$619,800

Financial instruments – liabilities
Time deposits	277,471	276,771	—	276,771	—
Borrowed funds	36,186	33,734	—	33,734	—

December 31, 2023
Financial instruments – assets
Net loans	$630,855	$604,736	$—	$—	$604,736

Financial instruments – liabilities
Time deposits	252,316	249,941	—	249,941	—
Borrowed funds	36,186	34,046	—	34,046	—

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

NOTE 12 LEASING ACTIVITIES

As of September 30, 2024, the Bank leases five branch offices, and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from November 2028 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of September 30, 2024 was 7.50 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of September 30, 2024 was 3.37%.

For the three and nine months ended September 30, 2024 and 2023, operating lease expenses were $139,000 and $428,000, and $117,000 and $341,000, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of September 30, 2024, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2024	$139
2025	557
2026	557
2027	578
2028	584
Thereafter	1,728
Total lease payments	4,143
Less: imputed interest	(623)
Total	$3,520

NOTE 13 BORROWED FUNDS

Borrowed funds totaled $36.2 million and $36.2 million as of September 30, 2024 and December 31, 2023, respectively. Borrowed funds consist of trust preferred securities of $16.2 million, Federal Home Loan Bank advance of $10.0 million and Federal Reserve Bank Bank Term Funding Program loan of $10.0 million, as of September 30, 2024 and December 31, 2023, respectively. For additional information on borrowed funds, refer to Note 18 in Item 8 of Form 10-K for the year ended December 31, 2023.

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. Refer to Note 24 in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of how each revenue stream is accounted for under ASC 606. The following table presents noninterest income by revenue stream for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Service charges and fees	$995	$1,020	$2,877	$2,896
Card processing and interchange income	937	942	2,803	2,784
Financial services fees	304	268	998	830
Other noninterest income	190	206	601	727
Total noninterest income	$2,426	$2,436	$7,279	$7,237

NOTE 15 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Other operating expenses	$773	$714	$2,319	$2,188
ATM network expense	388	386	1,141	1,116
Legal, accounting, and professional fees	223	247	671	811
Loan related expenses	120	186	315	403
FDIC insurance premiums	98	89	287	265
Advertising	41	43	169	150
Printing and supplies	53	37	142	127
Consulting fees	39	44	119	176
Other real estate owned expenses, net	(3)	7	(31)	23
Total other operating expenses	$1,732	$1,753	$5,132	$5,259

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

On October 1, 2024 the Bank repaid in full the $10 million Federal Reserve Bank Bank Term Funding Program Loan. On October 7, 2024 the Company made a $1.2 million partial principal repayment of NPB Capital Trust I. These payments were made from available liquidity and were not subject to any prepayment penalty or charge.

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

In October 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by September 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

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

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

Overview and Highlights

Net income for the three months ended September 30, 2024 was $2.1 million, an increase of $218,000, or 11.53%, from the same period in 2023. Net interest income increased 1.99%, or $140,000, from $7.0 million for the quarter ended September 30, 2023 to $7.2 million for the quarter ended September 30, 2024. The increase was primarily due to an increase in interest income of $2.0 million to $11.5 million due to the combination of an increase of 57 basis points (“bps”) in the yield on earning assets to 5.51%, and a $65.5 million increase in the average balance of earning assets.

The balance sheet grew to $880.3 million in total assets as of September 30, 2024, from $826.3 million as of December 31, 2023. Gross loans increased $8.2 million to $646.4 million as of September 30, 2024. Additionally, interest-bearing deposits in other banks increased $40.2 million to $90.6 million as of September 30, 2024. Total deposit liabilities as of September 30, 2024 increased $47.1 million to $763.6 million from December 31, 2023.

On September 27, 2024 Hurricane Helene passed through western North Carolina, southwest Virginia and northeast Tennessee, causing flood and wind damage in its path. We are assessing the impact of this event on our customers and any collateral securing outstanding loans. At this time, we are not aware of any widespread impairment of collateral, but we continue to monitor the effects of this event and will address any situations as needed, including providing payment relief to affected borrowers.

During the first quarter of 2024, we extended a previously announced stock repurchase program, to continue through March 31, 2025. During the third quarter of 2024, 23,989 shares were repurchased at an average price of $2.67 per share.

Comparison of the Three Months ended September 30, 2024 and 2023

Quarter-to-date highlights include:

·	Returns on average assets and equity of 0.97% and 12.35% for the third quarter of 2024, compared to 0.94% and 12.38% for the third quarter of 2023, respectively;
·	Net interest income was $7.2 million for the third quarter of 2024, an increase of $140,000, or 1.99%, compared to the third quarter of 2023;
·	The provision for credit losses was $49,000 for the three months ended September 30, 2024 compared to a provision of $155,000 for the three months ended September 30, 2023;
·	Noninterest income was $2.4 million, a $10,000 decrease during the third quarter of 2024 compared to the third quarter of 2023; and
·	Noninterest expense was $6.8 million, a decrease of $54,000, or 0.78%, for the third quarter of 2024 compared to the third quarter of 2023.

During the three months ended September 30, 2024, interest income increased $2.0 million to $11.5 million due to the combination of an increase of 57 basis points (“bps”) in the yield on earning assets to 5.51%, and a $65.5 million increase in the average balance of earning assets. The loan portfolio was the primary driver of both increases, as the yield rose 62 bps to 6.05%, while the average balance increased $21.7 million for the comparative quarters ending September 30, 2024 and 2023. The increased interest income was offset by increased interest expense which rose $1.8 million to $4.4 million during the third quarter of 2024 as compared to $2.5 million reported for the same period in 2023. Interest-bearing deposits accounted for $1.7 million of the increase as the average rate increased 110 bps and the average balance increased $59.7 million for the comparative quarters ending September 30, 2024 and 2023. Additionally, while the average cost of borrowed funds decreased 64 bps to 5.77%, the related interest expense increased $100,000 due to the increased average balance related to a $10.0 million borrowing from the Federal Reserve Bank under the Bank Term Funding Program taken in the fourth quarter of 2023, which increased the overall outstanding average balance by $9.7 million. The net interest margin decreased 20 bps, to 3.43% for the quarter ending September 30, 2024, as compared to the 3.63% net interest margin for the same period in 2023 due to the increase in funding costs outpacing improvements in the yield on earning assets; however, growth in earning assets offset the impact of a smaller net interest margin, resulting in the $140,000 increase in net interest income.

On September 18, 2024 the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board lowered the targeted federal funds rate by 50 bps in response to easing inflation and softening employment numbers. This was the first rate cut since the FOMC began increasing rates in March of 2022. On November 7, 2024 the FOMC reduced the federal funds rate another 25 bps. As a result of these actions, interest earned on immediately repriceable loans tied to the prime interest rate and interest-earning funds held with other financial institutions, including the Federal Reserve Bank, have decreased 75 bps. The Bank has responded by lowering the rates on some deposit products. Although there are indications of more rate cuts to follow, future actions by the FOMC cannot be reasonably estimated, due to a number of factors including future economic and unemployment data. We continually monitor our rate sensitive assets and liabilities and assess opportunities to manage these assets and liabilities to maximize returns and mitigate downside risks.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

Three Months Ended September 30,

	2024			2023
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$639,707	$9,728	6.05%	$618,008	$8,453	5.43%
Federal funds sold	117	2	5.45%	306	4	5.19%
Interest bearing deposits in other banks	86,773	1,164	5.34%	42,493	559	5.22%
Taxable investment securities	107,947	653	2.42%	108,253	569	2.09%
Total earning assets	834,544	11,547	5.51%	769,060	9,585	4.94%
Less: Allowance for credit losses	(7,867)			(6,930)
Non-earning assets	41,706			37,104
Total assets	$868,383			$799,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,521	$160	0.88%	$72,208	$123	0.68%
Savings and money market deposits	174,313	811	1.85%	167,796	436	1.03%
Time deposits	278,833	2,861	4.08%	225,921	1,551	2.72%
Total interest-bearing deposits	525,667	3,832	2.90%	465,925	2,110	1.80%
Other borrowings	20,000	211	4.13%	10,000	90	3.51%
Trust preferred securities	16,186	323	7.81%	16,496	344	8.16%
Total borrowed funds	36,186	534	5.77%	26,496	434	6.41%
Total interest-bearing liabilities	561,853	4,366	3.09%	492,421	2,544	2.05%
Non-interest-bearing deposits	228,961			237,516
Other liabilities	9,663			8,712
Total liabilities	800,477			738,649
Shareholders’ equity	67,906			60,585
Total liabilities and shareholders’ equity	$868,383			$799,234
Net interest income		$7,181			$7,041
Net interest margin			3.43%			3.63%%
Net interest spread			2.42%			2.89%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Volume and Rate Analysis
Increase (decrease)

	Three Months Ended September 30, 2024 versus 2023
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest income:
Loans	$1,178	$3,851	$(3,754)	$1,275
Federal funds sold	(10)	1	7	(2)
Interest bearing deposits in other banks	2,311	50	(1,756)	605
Taxable investment securities	(6)	359	(269)	84
Total earning assets	3,473	4,261	(5,772)	1,962

Interest expense:
Interest-bearing demand deposits	2	146	(111)	37
Savings and money market deposits	67	1,376	(1,068)	375
Time deposits	1,441	3,069	(3,200)	1,310
Other borrowings	351	62	(292)	121
Trust preferred securities	(25)	(58)	62	(21)
Total interest-bearing liabilities	1,836	4,595	(4,609)	1,822
Change in net interest income	$1,637	$(334)	$(1,163)	$140

The provision for credit losses charged to the income statement for the three months ended September 30, 2024 was $49,000 compared to a provision of $155,000 for the three months ended September 30, 2023. The provision for credit losses in the third quarter of 2024 was impacted by the resolution of a loan relationship that had resulted in a $263,000 specific allowance allocation during the second quarter of 2024. For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 7, Allowance for Credit Losses for Loans, in Item 1 of this Form 10-Q and Asset Quality, below.

Noninterest income was largely unchanged for the comparative three month periods, decreasing $10,000 to $2.4 million for the quarter ended September 30, 2024 from $2.4 million for the comparable quarter in 2023. Modest decreases in earnings from service charges of $25,000, card processing activities of $5,000 and other noninterest income of $23,000, were largely offset by increased revenue from financial services which increased $36,000.

Noninterest expense was $6.8 million for the three months ended September 30, 2024 compared to $6.9 million for the quarter ended September 30, 2023. The $54,000 improvement resulted from modest decreases in salaries and benefits of $40,000, and occupancy expenses of $3,000. In addition, legal and professional fees, loan and loan related expenses, included in other operating expenses, decreased by a combined $90,000. These decreases offset increases in data processing and telecommunication expenses and other noninterest expenses of $10,000 and $59,000, respectively.

The efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, decreased to 71.10% during the third quarter of 2024 from 72.62% for the third quarter of 2023. We continue to assess our operational procedures and structure to improve efficiencies and contain costs.

Income tax expense for the third quarter of 2024 totaled $621,000, an increase of $72,000, or 13.11%, from $549,000 recorded during the same period in 2023. The effective tax rate for the three months ended September 30, 2024, was 22.76%, compared to 22.51% for the same period in 2023. A contributor to the increase to the effective tax rate is the increase in revenue generated in states which assess income tax.

Comparison of the Nine Months ended September 30, 2024 and 2023

Year-to-date highlights include:

·	Returns on average assets and equity of 0.87% and 11.36% for the first nine months of 2024, compared to 0.96% and 12.62% for the first nine months of 2023, respectively;
·	Net interest income decreased $27,000, or 0.13% to $21.1 million for the nine months ended September 30, 2024, compared to $21.1 million for the nine months ended September 30, 2023;
·	Net interest margin was 3.44% for the nine months ended September 30, 2024, a decrease of 29 bps compared to 3.73% for the same period of 2023;
·	Provision for credit losses was $478,000 for the nine months ended September 30, 2024, an increase of $174,000, or 57.24%, compared to the nine months ended September 30, 2023;
·	Noninterest income was $7.3 million, an increase of $42,000, or 0.58%, compared to the nine months ended September 30, 2023; and
·	Total noninterest expense was $20.6 million, a decrease of $141,000, or 0.68%, compared to the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, net interest income decreased $27,000 to $21.1 million from $21.1 million for the nine months ended September 30, 2023. The yield on earning assets increased 61 bps to 5.40% for the comparative nine-month periods, while the average balance increased $62.1 million to $819.9 million. The cost of interest-bearing liabilities increased 126 bps to 2.94%, while the average balance increased $71.1 million to $548.7 million during the comparative nine-month periods.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

Nine Months Ended September 30,

	2024			2023
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$638,403	$28,316	5.93%	$601,729	$23,711	5.27%
Federal funds sold	116	5	5.40%	536	20	4.99%
Interest bearing deposits in other banks	74,798	2,999	5.36%	44,901	1,642	4.89%
Taxable investment securities	106,537	1,852	2.32%	110,547	1,752	2.12%
Total earning assets	819,854	33,172	5.40%	757,713	27,125	4.79%
Less: Allowance for credit losses	(7,581)			(6,869)
Non-earning assets	39,950			37,273
Total assets	$852,223			$788,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,914	$456	0.84%	$76,099	$331	0.58%
Savings and money market deposits	168,134	2,030	1.61%	165,670	951	0.77%
Time deposits	271,491	8,004	3.94%	213,365	3,620	2.27%
Total interest-bearing deposits	512,539	10,490	2.73%	455,134	4,902	1.44%
Other borrowings	20,000	630	4.14%	6,007	165	3.63%
Trust preferred securities	16,186	971	7.88%	16,496	950	7.60%
Total borrowed funds	36,186	1,601	5.81%	22,503	1,115	6.54%
Total interest-bearing liabilities	548,725	12,091	2.94%	477,637	6,017	1.68%
Non-interest-bearing deposits	228,350			242,139
Other liabilities	9,569			8,657
Total liabilities	786,644			728,433
Shareholders’ equity	65,579			59,684
Total liabilities and shareholders’ equity	$852,223			$788,117
Net interest income		$21,081			$21,108
Net interest margin			3.44%			3.73%
Net interest spread			2.46%			3.11%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Volume and Rate Analysis
Increase (decrease)

	Nine Months Ended September 30, 2024 versus 2023
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest income:
Loans	$1,932	$4,009	$(1,336)	$4,605
Federal funds sold	(21)	2	4	(15)
Interest bearing deposits in other banks	1,462	209	(314)	1,357
Taxable investment securities	(85)	225	(40)	100
Total earning assets	3,288	4,445	(1,686)	6,047

Interest expense:
Interest-bearing demand deposits	(19)	193	(49)	125
Savings and money market deposits	19	1,400	(340)	1,079
Time deposits	1,319	3,563	(498)	4,384
Other borrowings	508	30	(73)	465
Trust preferred securities	(24)	46	(1)	21
Total interest-bearing liabilities	1,803	5,232	(961)	6,074
Change in net interest income	$1,485	$(787)	$(725)	$(27)

Based on our current assessment of the loan portfolio and related unfunded commitments, a provision of $478,000 was made for the nine months ended September 30, 2024. The allowance for credit losses as a percentage of loans increased from 1.14% at December 31, 2023 to 1.19% as of September 30, 2024. For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 2, Summary of Significant Accounting Policies and Note 7, Allowance for Credit Losses, in Item 1 of this Form 10-Q, and Asset Quality, below.

For the nine months ended September 30, 2024, noninterest income increased $42,000 to $7.3 million from $7.2 million for the same period in 2023. The increase is due largely to financial services revenue of $998,000, an increase of $168,000, or 20.24%, from the $830,000 recorded during the first nine months of 2023. Service charges and card processing revenue totaling $2.9 million and $2.8 million respectively were largely unchanged from 2023. These improvements were partially offset by the impact of the sales of bank properties in 2024 and 2023. During the first nine months of 2024, a former branch office and a lot were sold, along with the sale of furniture, resulting in a net gain of $23,000. During the same period of 2023, two former office facilities and a vehicle were sold resulting in a net gain of $135,000.

For the nine months ended September 30, 2024, noninterest expense decreased $141,000 to $20.6 million compared to $20.8 million for the nine months ended September 30, 2023. The decrease was impacted by reductions in occupancy costs of $26,000 combined with decreases in legal and professional fees of $140,000, consulting fees of $57,000 and loan and other real estate owned expenses of $98,000, excluding net gains on sales of other real estate owned. The expense reductions were partially offset by increases in advertising of $19,000, ATM network expenses of $25,000 and miscellaneous expenses of $131,000 which combined for an increase of $175,000.

Balance Sheet

Total assets as of September 30, 2024 were $880.3 million, an increase of $54.0 million, or 6.53%, from $826.3 million as of December 31, 2023. Gross loans of $646.4 million as of September 30, 2024 reflected an increase of $8.2 million from $638.1 million at December 31, 2023. Liquid assets in the form of cash and cash equivalents increased $38.8 million or 59.64% during the first nine months of 2024. Investment securities increased $6.8 million during the first nine months of 2024 due to purchases of $14.0 million, which more than offset sales of $2.1 million, and maturities, payments and amortization of $8.2 million and a $3.3 million decrease in the unrealized loss on securities available for sale. During the third quarter of 2024, odd lot investment securities totaling $2.1 million were sold, and the proceeds were used to reinvest in other securities. These sales generated a net gain of $4,000.

Consumer loans increased $5.5 million, or 24.10% which included the purchase of $2.5 million of individual loans, and the funding of $1.8 million of private student loans during the first nine months of 2024. Commercial real estate and commercial loans increased $5.3 million and $3.4 million, respectively, during the first nine months of 2024. Residential 1-4 family loans decreased $6.0 million from December 31, 2023 to September 30, 2024. Loan originations during the first nine months of 2024 were impacted by higher interest rates affecting borrower requests.

Total deposits were $763.6 million as of September 30, 2024 compared to $716.5 million as of December 31, 2023. The increase of $47.1 million, or 6.57%, was due to efforts to attract and retain time deposits and money market account relationships, combined with cyclical funds inflows. As a result of these efforts, total time deposits increased $25.1 million, including $3.0 million of brokered time deposits, and money market accounts increased $27.1 million during the first nine months of 2024, respectively. The increase in time and money market deposits contributed to the increase in our cost of funds, as previously discussed, due to the continuing repricing of maturing time deposits in the higher interest rate environment combined with ongoing competition for deposits.

As of September 30, 2024, borrowed funds totaled $36.2 million, unchanged from December 31, 2023. Since September 30, 2024, $10.0 million borrowed from the Federal Reserve Bank under the Bank Term Funding Program has been repaid, and a $1.2 million principal reduction was paid toward outstanding trust preferred securities. These repayments made from available liquidity, will improve net interest income and the net interest margin in future periods.

During the first nine months of 2024, total shareholders’ equity increased $6.3 million to $71.1 million as of September 30, 2024, due to net income of $5.6 million and a decrease in the net unrealized loss on available-for-sale investment securities of $2.6 million which was offset by dividends paid to shareholders of $1.7 million and the repurchase of common stock totaling $239,000. Additional discussion of shareholders’ equity is presented in the Capital Resources discussion below.

Asset Quality

The allowance for credit losses was $7.7 million, or 1.19% as a percentage of total loans, as of September 30, 2024, and $7.3 million, or 1.14%, as of December 31, 2023. The allowance for credit losses on unfunded commitments was $309,000 as of September 30, 2024 as compared to $285,000 at December 31, 2023.

Annualized net charge-offs as a percentage of average loans was 0.01% during the first nine months of 2024 compared to 0.03% during the same period of 2023.

Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $5.1 million as of September 30, 2024, an increase of $1.4 million, or 39.34%, since year-end 2023. Nonperforming assets as a percentage of total assets were 0.58% as of September 30, 2024 and 0.45% as of December 31, 2023.

Other real estate owned increased $903,000 to $1.1 million as of September 30, 2024 compared to December 31, 2023. The increase was due to the foreclosure of a commercial property, which is anticipated to be sold during the fourth quarter of 2024. Expenses associated with other real estate owned were $13,000 for the nine months ended September 30, 2024, excluding the effects of the sales of foreclosed properties during the second and third quarters of 2024 which resulted in a gain of $44,000, compared to expenses of $23,000 during the nine months ended September 30, 2023. Nonaccrual loans increased $550,000 to $4.1 million as of September 30, 2024 from $3.5 million at December 31, 2023, largely due to a commercial real estate loan moving to nonaccrual status.

For detailed information on nonaccrual loans and other real estate owned as of September 30, 2024 and December 31, 2023, refer to Note 6 Loans and Note 10 Other Real Estate Owned in Item 1 of this Form 10-Q.

Loans rated substandard or below totaled $4.8 million as of September 30, 2024, an increase of $1.3 million from $3.5 million as of December 31, 2023. Total past due loans increased to $7.3 million as of September 30, 2024 from $6.2 million as of December 31, 2023. The increase in past due loans is largely attributed to an increase in residential mortgage loans 30-59 days past due.

The allowance for credit losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the CECL model to best reflect the risks in the portfolio. However, future provisions may be deemed necessary. During the first nine months of 2024, we maintained the adjustments to our qualitative factors initiated in 2023, to consider risk factors associated with commercial real estate and residential mortgage loans, however the qualitative adjustment for commercial real estate loans was reduced as factors used in determining the adjustment have begun to be reflected in the portfolio as it seasons. Additionally, in consideration of the impact of Hurricane Helene on the financial performance of borrowers and the underlying loan collateral, a qualitative factor adjustment was made for September 30, 2024. Those changes, along with net charge-offs for the period and the assessment of the historical and specific risks associated with the loan portfolio, resulted in a provision for credit losses of $478,000, of which $453,000 was a provision for the loan portfolio; and a provision for unfunded commitments of $25,000. The following table summarizes components of the allowance for credit losses and related loans as of September 30, 2024 and December 31, 2023:

Selected Credit Ratios
	September 30,	December 31,
(Dollars in thousands)	2024	2023
Allowance for credit losses - loans	$7,670	$7,256
Total loans	646,356	638,111
Allowance for credit losses to total loans	1.19%	1.14%
Nonaccrual loans	$4,084	$3,534
Nonaccrual loans to total loans	0.63%	0.55%

Ratio of allowance for credit losses loans to nonaccrual loans	1.88X	2.05X

Net charge-offs	$39	$103
Average loans	$638,403	$608,705
Net charge-offs to average loans[1]	0.01%	0.02%

1 - Annualized

Deferred Tax Asset and Income Taxes

Due to timing differences between the book and tax treatments of several income and expense items, a net deferred tax asset, excluding the deferred tax asset on the unrealized loss on securities available-for-sale of $2.4 million and $3.1 million, existed as of September 30, 2024 and December 31, 2023, respectively. Our income tax expense was computed at the corporate income tax rate of 21% of taxable income. We have no significant nontaxable income or nondeductible expenses.

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

As of September 30, 2024, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $3.00 and $2.73 as of September 30, 2024 and December 31, 2023, respectively. The increase in book value was due to the net income of $5.6 million for the first nine months of 2024, which exceeded the dividend payment of $0.07 per share paid during the first quarter of 2024, combined with the $2.6 million decrease in the unrealized loss on available for sale investment securities and the $239,000 repurchase of common shares during the first nine months of 2024.

Other key performance indicators are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Return on average assets[1]	0.97%	0.94%	0.87%	0.96%
Return on average shareholders’ equity[1]	12.35%	12.38%	11.36%	12.62%
Average equity to average assets	7.82%	7.58%	7.70%	7.57%

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

On April 28, 2022 the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock. As previously reported, this plan was extended by the Board of Directors through March 31, 2025. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. As of September 30, 2024, the Company has repurchased 270,018 shares at an average price of $2.40 per share since the inception of the plan. During the quarter ended September 30, 2024, the Company repurchased 23,989 shares at an average price of $2.67 per share. There is no assurance that the Company will purchase any additional shares under this program.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold, and unpledged available-for-sale securities.

As of September 30, 2024, all of our investment securities were classified as available-for-sale. These investments provide a source of liquidity in the amount of $50.0 million, which is net of the $38.5 million of securities pledged as collateral. Investment securities available-for-sale serve as a source of liquidity and interest rate risk management while generally yielding a higher return versus other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank. Due to the unrealized loss on securities available-for-sale, the sale of investments, other than shorter-term investments with minimal unrealized losses or more recently purchased investments, would not be considered a primary source of liquidity due to the immediate impact on regulatory capital; however, the majority of the portfolio is considered high credit quality investments and would be available to pledge against borrowings.

Our loan to deposit ratio was 84.65% and 89.06% as of September 30, 2024 and December 31, 2023, respectively. Generally, our policy has been to manage this ratio at or below 90.00%.

Available third-party sources of liquidity as of September 30, 2024 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

We have used our line of credit with FHLB to issue letters of credit totaling $12.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on these letters of credit have been issued. The letters of credit are considered to be draws on our FHLB line of credit. In July 2024, we increased our letters of credit to $14.0 million. In May 2023, we borrowed $10.0 million from FHLB, through a fixed rate 5-year advance, to support loan fundings and other general liquidity needs. An additional $190.7 million was available as of September 30, 2024 on the $212.7 million line of credit, of which $95.5 million is secured by a blanket lien on our residential real estate loans. Full use of the FHLB borrowing capacity would require the Company to pledge additional assets. In December 2023 we borrowed $10.0 million through the Federal Reserve Bank Bank Term Funding Program for one year, which was repaid using available liquid funds on October 1, 2024 without penalty.

As of September 30, 2024 total deposits included $3.0 million of brokered time deposits, acquired during the first quarter of 2024 to augment our balance sheet liquidity. We held no brokered deposits as of December 31, 2023. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the rate paid on deposits is shown in the net interest margin analysis tables. Total reciprocal Certificate of Deposit Registry Services (“CDARS”) time deposits were $7.2 million and $6.3 million as of September 30, 2024 and December 31, 2023, respectively. Aside from the availability of CDARS time deposits, we also offer a similar deposit product for transaction account customers through Intrafi Cash Service (“ICS”). As of September 30, 2024 approximately $26.4 million were placed in this product as compared to $20.5 million at December 31, 2023. Both the CDARS and ICS offerings assist us in maintaining deposit relationships, while assuring the depositors’ funds retain federal deposit insurance coverage.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, while we do not anticipate using this as a primary funding source, securities with an estimated market value of $21.4 million were pledged as of September 30, 2024.

Time deposits of $250,000 or more were approximately 7.22% of total deposits at September 30, 2024 and 7.36% of total deposits at December 31, 2023.

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

The bank holding company has approximately $20,000 in cash on deposit at the Bank at September 30, 2024. The holding company receives periodic dividend payments from the Bank which are used to pay operating expenses, to pay trust preferred interest payments and discretionary principal payments, to fund dividend payments to shareholders and to repurchase shares. The Company makes quarterly interest payments on the trust preferred securities.

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

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the nine months ended September 30, 2024, to the off-balance sheet items and the contractual obligations disclosed in our 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At September 30, 2024, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

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

Shares of the Company’s common stock were repurchased during the three months ended September 30, 2024, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 229,982 shares of common stock.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
July 31, 2024		14,857	$2.66	14,857	239,114
August 31, 2024		8,274	$2.68	8,274	230,840
September 30, 2024		858	$2.68	858	229,982
	Total	23,989	$2.67	23,989

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2023, filed on April 1, 2024).
10.1	First Amendment, dated as of August 7, 2023, to the Employment Agreement, dated as of December 1, 2016, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc. and C. Todd Asbury.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s Form 10-Q for the quarterly period ended September 30, 2024, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JAMES W. KISER
James W. Kiser
President and Chief Executive Officer

Date:	November 14, 2024

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	November 14, 2024