Form 10-K
period 2024-12-31
NEW PEOPLES BANKSHARES INC
filed 2025-03-31
CIK 1163389

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,2024

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

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales price of $2.66 per share on the last business day of the second quarter of 2024, was $24,896,869.

The number of shares outstanding of the registrant’s common stock was 23,616,462 as of March 26, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders – Part III

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

On June 7, 2017, NPB Insurance Services, Inc. purchased a 39% membership interest in Lonesome Pine Title Agency, LLC, which provides title insurance.

Branch Locations

As of March 24, 2025, we have 17 full-service branches located in four states: Virginia - Abingdon, Bluefield, Bristol, Castlewood, Clintwood, Gate City, Grundy, Haysi, Honaker, Lebanon, Pounding Mill, Tazewell and Wise; West Virginia - Princeton (2); North Carolina – Boone, and Tennessee – Kingsport.

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

Accessibility to Interstates I-77, I-81, I-26, I-64, I40 and I-75, as well as major state and U.S. highways including US 19, US 23, US 58, US 460 and US 421, makes the area an ideal location for businesses to serve markets in the Mid-Atlantic, Southeast and Midwest. The area is strategically located midway between Atlanta-Pittsburgh, Charlotte-Cincinnati, and Richmond-Louisville, and is within a day’s drive of more than half of the U.S. population. A regional airport located in Bristol, Tennessee serves the area with commercial flights to and from major cities in the United States. Commercial rail service providers include CSX Transportation and Norfolk Southern Railways.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC. Our SEC filings are filed electronically and are available to the public online at the SEC’s web site at www.sec.gov. We also provide a link to our filings on the SEC website, free of charge, through our internet website https://newpeoples.bank/about-us under "New Peoples Bankshares" “SEC Filings.” Information on the websites of the Company and the Bank is not a part of, and is not incorporated into, this report or any other filings the Company makes with the SEC.

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

Other Bank Services. Other bank services include safe deposit boxes, cashier’s checks, positive pay fraud detection for commercial customers, and certain cash management services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer ATM and debit card services that can be used by our customers throughout our service area and other regions. We also offer consumer and commercial VISA credit card services. Electronic banking services include debit cards, internet banking, telephone banking, mobile banking, remote deposit capture, merchant transaction processing and wire transfers.

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

Competition

The financial services business is highly competitive. We compete as a financial intermediary with other commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the southwestern Virginia, southern West Virginia, eastern Tennessee, and western North Carolina market areas and elsewhere, including online financial services providers. Our market area is a highly competitive banking market.

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the “FDIC”), as of June 30, 2024, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows:

County or City	% of Market
Dickenson County, VA	40.53%
Scott County, VA	33.94%
City of Bristol, VA	31.10%
Russell County, VA	21.95%
Buchanan County, VA	15.09%
Tazewell County, VA	10.15%
Wise County, VA	8.26%
Washington County, VA	7.21%
Mercer County, WV	6.67%
City of Kingsport, TN	1.56%
Town of Boone, NC	0.25%

Employees

As of December 31, 2024, we had 177 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement, and we consider relations with employees to be excellent.

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

The following paragraphs summarize the most significant federal and state laws applicable to New Peoples and its subsidiaries. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

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

There are other potential “financial” activities in which the Federal Reserve is permitted to designate as permitted financial, or incidental to financial, activities.

We do not currently undertake activities specifically permitted to us as an FHC that are not otherwise permissible for bank holding companies not qualified as FHCs.

Bureau of Financial Institutions. As a bank holding company registered with the BFI, we must provide the BFI with information concerning our financial condition, operations and management, among other reports required by the BFI. New Peoples is also examined by the BFI in addition to its Federal Reserve examinations. Similar to the BHCA, the Code of Virginia requires that the BFI approve the acquisition of direct or indirect ownership or control of more than 5% of the voting shares of any Virginia bank or bank holding company.

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

The Company meets the eligibility criteria to be considered a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement and does not report consolidated regulatory capital. With respect to the Bank, the “prompt corrective action” regulations pursuant to Section 38 of the FDIA are set forth in the following table:

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

In October 2023, the federal bank regulatory agencies jointly issued a final rule intended to strengthen and modernize the Community Reinvestment Act regulatory framework. When implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. Most of the final rule’s new requirements are applicable beginning January 1, 2026. The remaining new requirements, including data reporting requirements, are applicable on January 1, 2027. The final rule has been subject to an injunction since March 29, 2024, and the effective dates will be extended pending resolution of the lawsuit.

Gramm-Leach-Bliley Act of 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. For example, the GLBA permits unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become FHCs, which can engage in a broad range of financial services as described above. In order to become an FHC, a bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. On March 4, 2016, the Federal Reserve Bank of Richmond approved New Peoples’ election to become an FHC.

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

Federal Deposit Insurance Corporation. The Bank’s deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law, which is $250,000 per depositor. The FDIC uses a “financial ratios method” based on “CAMELS” composite ratings to determine deposit insurance assessment rates for small established institutions with less than $10 billion in assets, such as the Bank. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for banks rated CAMELS 1 and 2 and set minimum assessments for lower rated institutions. Effective for the first quarterly assessment period of 2023, the FDIC increased the deposit insurance assessment by 2 basis points for all insured institutions. In 2024 and 2023, the Company recorded expense of $386,000 and $360,000, respectively, for FDIC insurance premiums.

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

In February 2025, the Trump administration halted the CFPB’s operations, and its employees were instructed to cease all supervision and examination activity. As a result, the future of the CFPB and its impact on the Company’s business are uncertain.

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

The Economic Growth, Regulatory Reform and Consumer Protection Act of 2018 (EGRRCPA). The EGRRCPA, which became effective in May 2018, amended provisions of the Dodd-Frank Act and other statutes administered by banking regulators. Among these amendments are provisions exempting insured depository institutions (and their parent companies) with less than $10 billion in consolidated assets and meeting certain other asset and liabilities trading tests from the Volker Rule, which prohibits banks from conducting certain investment activities with their own accounts. The EGRRCPA increased the asset threshold from $1 billion to $3 billion for financial institutions to qualify for a less burdensome 18-month on-site examination schedule. The EGRRCPA made numerous other changes in regulatory requirements based on the size and complexity of financial institutions, particularly benefiting smaller institutions like the Company.

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

Federal bank regulators issued a joint rule, effective in 2022, establishing computer-security incident notification requirements for banking organizations and their bank service providers. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. In addition, the final rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule defines computer-security incident as an occurrence that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits. In July 2023, the SEC issued a final rule to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Exchange Act. Specifically, the final rule requires current reporting about material cybersecurity incidents, periodic disclosures about a registrant’s policies and procedures to identify and manage cybersecurity risk, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise, if any, and its oversight of cybersecurity risk. See Item 1C. Cybersecurity of this Form 10-K for a discussion of the Company’s cybersecurity risk management, strategy and governance.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2024, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.

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

The Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, requires certain covered entities to report a covered incident to the U.S. Department of Homeland Security's Cybersecurity & Infrastructure Security Agency (CISA) within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

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

Our Enterprise Risk Management program (ERM) is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal. The ERM program includes an annual risk prioritization process to identify key enterprise risks. Each key risk is assigned a risk owner to establish action plans and implement risk mitigation strategies. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential cyber threats. The Company uses a cybersecurity framework to aid management in understanding, managing, and reducing cybersecurity risk. This framework aids management in identifying gaps within cybersecurity infrastructure and evaluating maturity of processes. Cybersecurity frameworks use maturity levels to gauge the strength of cybersecurity controls. Our information technology and vendor risk management functions assess information technology and cybersecurity third party providers as part of the initial determination process and then periodically thereafter. We use a variety of methods and tools to assess a third-party vendor’s controls related to cybersecurity threats, including obtaining proof of a provider’s independent testing of data protection controls, imposition of contractual obligations and reviews of data protection controls such as backups, encryption standards and disaster recovery. Our Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, coordinating with our Chief Risk Officer with board oversight through our Information Technology Steering Committee and the Audit Risk and Compliance Committee. Aside from the Information Security Officer, cybersecurity support is provided by our Director of Information Technology and our Chief Information Officer. Each of these persons has over twenty years of financial sector information technology and information security administration and management backed by undergraduate and/or post-graduate degrees in information technology, as well as various information technology and network certifications.

We maintain a comprehensive Business Continuity Management program that includes Business Continuity, Disaster Recovery, and Incident Response planning and testing. This program is designed to minimize the impact of an information security disruption and ensure the Company can return to normal operations in a timely manner. The Information Security Officer is responsible for the administration and management of the program and key members of management are embedded into the program by its design. At least annually, management identifies an exhaustive list of business functions for each area of the Company, and lists resource requirements, assigns Recovery Time and Point Objectives, and Maximum Tolerable Period of Downtime for each function. Management then completes a comprehensive Business Impact Analysis that prioritizes business functions based on criticality and is used as a guide for business continuity and disaster recovery planning. We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, and to the Information Technology Steering Committee. The Incident Response Plan facilitates coordination across multiple parts of our organization. Business Continuity, Disaster Recovery, and Incident Response plans are updated and tested at least annually. Management performs a variety of tests on the plans including tabletop, simulation, and technical testing to ensure key personnel are prepared, recovery systems and data are viable, and Recovery Time and Point Objectives can be met. Weaknesses identified during testing are monitored until they are fully remediated. The Information Technology Steering Committee provides oversight for the Business Continuity Management Program, which includes ratification of plans and Business Impact Analysis, plan testing frequency, and remediation of identified weaknesses. The Committee ensures, based on testing, that plans are adequate to meet the Company’s objectives.

We engage various third parties to assist us in identifying, assessing and responding to cybersecurity threats. This includes around-the-clock managed firewall services and managed detection and response services. In addition, we engage third parties to test the vulnerability of our cybersecurity infrastructure on a regular basis and we have a third-party assessment performed annually. A third party provides social engineering and phishing testing on a subset of bank employees annually. These third-party service providers are in regular contact with our information technology personnel, and we monitor other sources for information that any of these providers may have encountered cybersecurity threats.

All employees receive initial and ongoing training in cybersecurity awareness including such topics as email protocols, social engineering, phishing tactics and security of Bank issued computers and other devices. Management conducts regularly phishing testing on all employees and assigns additional training when necessary. Employees with privileged access receive additional relevant training. Key personnel pursue training in their respective disciplines on a continual basis.

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

As of December 31, 2024, the Company's net investment in premises and equipment was $17.1 million. Our main office and operations center are in Honaker, Virginia, which includes a full-service branch, and a separate administration and operations center.

The Bank owns 13 of its 17 full-service branch offices, including its headquarters office. In addition to the headquarters in Honaker, Virginia we own or lease branch offices located in Virginia, West Virginia, North Carolina, and Tennessee, and a loan production office in Wytheville, Virginia which opened in February 2025. Additionally, the Bank owns an operations building housing its network and other support operations. The Bank owns one former branch office that was closed in 2022 and leases a former branch office that was closed in 2024 and now serves as an administrative office for the Bank. The Bank also owns undeveloped lots in Coeburn, Virginia, Mt. Carmel, TN and Princeton, WV (3). A leased full-service branch office in Boone, North Carolina opened in March 2024.

One closed and a now sold former branch in Big Stone Gap, Virginia continues to offer ATM services.

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

The most recent sales price of which management is aware was $3.05 per share on March 13, 2025.

(b)       Holders

On March 24, 2025, there were approximately 3,813 shareholders of record.

(c)	Dividends

Any declaration of dividends in the future will depend on our earnings, capital requirements, growth strategies, and compliance with regulatory mandates, principally at the Bank level, since the Company’s primary source of income is dividends paid by the Bank. The Company paid a dividend of $0.07 per share in 2024. On February 24, 2025, the Company declared a dividend of $0.08 per share, payable March 31, 2025.

We are subject to certain dividend restrictions and capital requirements imposed by the Federal Reserve Bank as well as Virginia statutes and regulations. See Note 16, Dividend Limitations on Subsidiary Bank, and Note 22, Capital, to the consolidated financial statements contained in Item 8 of this Form 10-K.

(d)	Stock Repurchases

The Company extended the stock repurchase program initiated in 2022 that authorizes the repurchase of up to 500,000 of the Company’s common shares through March 31, 2025. Repurchases may be made through open market purchases or in privately negotiated transactions. Shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company.

Shares of the Company’s common stock were repurchased during the three months ended December 31, 2024, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 214,638 shares of common stock. On February 24, 2025, the Board of Directors approved an extension of the repurchase program through March 31, 2026.

The following table provides information regarding repurchases of common stock for the three months ended December 31, 2024.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 31, 2024		3,432	$2.70	3,432	226,550
November 30, 2024		9,052	$2.73	9,052	217,498
December 31, 2024		2,860	$3.00	2,860	214,638
	Total	15,344	$2.77	15,344

Item 6. [Reserved]

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following important factors, among others, that may cause actual results to differ from that expressed in such forward-looking statements include:

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
  geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;
  technology utilized by us, including the successful core operating system conversion in 2025;
  our ability to successfully manage cybersecurity, including generative artificial intelligence risks;
  our ability to assist in managing third party fraud against customer accounts including but not limited to check, credit and debit card, and electronic funds transfer fraud;
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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position as of December 31, 2024 and 2023, as well as results of operations for the years ended December 31, 2024 and 2023. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

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

Overview

For the year ended December 31, 2024, net income was $8.2 million, or basic and diluted net income per share of $0.35, compared to a net income of $7.2 million, or basic and diluted net income per share of $0.30, for the year ended December 31, 2023, an increase of $1.0 million, or 14.20%. Retained earnings increased $6.5 million, or 45.26%, to $21.0 million as of December 31, 2024 from $14.5 million as of December 31, 2023.

Results for the year ended December 31, 2024 were impacted by several non-recurring events. On December 31, 2024 the Bank provided notice of termination of the contract with our core systems provider. We plan to complete the conversion to a new core systems provider in the fourth quarter of 2025. As a result of the termination notice, we recorded termination charges and certain conversion costs estimated to be $850,000. During the fourth quarter of 2024, we had two transactions in our bank owned life insurance portfolio (“BOLI”) that disposed of the entire portfolio. One policy was cancelled and redeemed, resulting in a loss of $49,000; and a benefit claim was filed on the second policy resulting in a gain of $1.6 million. After consideration of the tax impact, these non-recurring items increased earnings by $756,000 or $0.03 per basic and diluted share. In 2023, other noninterest income included $257,000 in insurance proceeds recovery related to costs incurred during the cybersecurity incident in 2022. The following non-GAAP table summarizes the impact of these nonrecurring events:

	2024		2023
(Dollars in thousands)	Amount	Per Share	Amount	Per Share
As reported
Net income (GAAP)	$8,204	$0.35	$7,184	$0.30
Adjust for nonrecurring items:			-
BOLI benefit	(1,565)		-
Insurance proceeds	-		(257)
BOLI redemption	49		-
Core system conversion	850
Total nonrecurring items	(666)		(257)
Applicable tax effect	(90)		54
Nonrecurring items net of tax	(756)		(203)
As adjusted for nonrecurring items (non-GAAP)	$7,448	$0.32	$6,981	$0.29

Adjusted net income and net income per share are non-GAAP financial measures that management uses to supplement the evaluation of the Company’s operating results and believes is beneficial to the users of its financial statements in evaluating the Company’s current operating results in relation to past periods.

As discussed in “Net Interest Income and Net Interest Margin”, net interest income for the year ended December 31, 2024 was $28.5 million compared to $28.0 million for the year ended December 31, 2023. The increase was primarily due to a $59.6 million increase in average earning assets. Average interest-bearing liabilities increased $65.3 million to $549.5 million during the comparative twelve-month periods.

For the year ended December 31, 2024, noninterest income was $11.3 million, an increase of $1.3 million from the $9.9 million in 2023. Excluding non-recurring items, noninterest income was unchanged at $9.7 million for 2024 and 2023, due to nonrecurring income of $1.6 million and $257,000 recorded in 2024 and 2023, respectively

For the year ended December 31, 2024, noninterest expense was $28.8 million, an increase of $800,000 from $28.0 million in 2023. Excluding non-recurring items, noninterest expense decreased $90,000 to $27.9 million compared to $28.0 million for the year ended December 31, 2023.

Total assets as of December 31, 2024 were $854.9 million, an increase of $28.6 million, or 3.46%, from $826.3 million as of December 31, 2023. Gross loans increased $19.4 million, or 3.04%, during 2024 due to continuing loan demand. Investment securities increased $6.2 million during 2024 primarily due to securities purchases executed throughout the year. All of the Company's investments are designated as available-for-sale.

Deposits totaled $750.0 million as of December 31, 2024 compared to $716.5 million as of December 31, 2023. The increase of $33.5 million, or 4.68%, was due to efforts to attract and retain deposits, specifically time deposits through targeted promotional rates and terms and money market accounts through more aggressive pricing of rates, combined with cyclical funds inflows. As a result of these efforts, total time deposits increased $16.4 million during the year ended December 31, 2024.

New Peoples Bank remains well-capitalized. The leverage ratio is 10.70% as of December 31, 2024, compared to 11.11% as of December 31, 2023.

The Company’s key performance indicators are as follows:

	Year ended December 31,
	2024	2023

Return on average assets	0.96%	0.91%
Return on average shareholders’ equity	12.28%	12.00%
Average shareholders’ equity to average assets ratio	7.81%	7.55%

Net Interest Income and Net Interest Margin

The Company’s primary source of income is net interest income, which increased $502,000, or 1.79%, in 2024 compared to 2023 due primarily to an increase in average earning assets which increased $59.6 million or 7.8% in 2024. Loans and interest bearing deposits in other banks were the principal drivers of this growth increasing $32.3 million and $29.7 million, respectively. Combined with the increase in the volume of earning assets, the yield on these assets increased 55 basis points (bps; 1 basis point is equal to 1/100th of 1 percent) to 5.42%. The yield on loans increased 61 bps to 5.96%. The increase in interest income was partially offset by the cost of interest-bearing liabilities which increased 105 bps to 2.93% during the year ended December 31, 2024 compared to 1.88% during the year ended December 31, 2023. Time deposits were the primary contributor to the increase in interest expense due to an increase of 137 bps in the cost of time deposits to 3.94% and a $50.6 million increase in the average balance due to a strategy to attract and retain time deposits. Additionally, the cost of borrowed funds decreased 64 bps to 5.79%, as the cost of other borrowings increased 44 bps to 4.04% while trust preferred securities costs rose 7 bps to 7.72%. Aside from the rate increases in borrowed funds, the total average balance increased $9.8 million due primarily to the Bank Term Funding Program borrowing taken in December 2023 and repaid during the fourth quarter of 2024. These rate and volume activities combined to result in an increase in net interest income of $502,000, while the net interest margin decreased to 3.47% for the year ended December 31, 2024, from 3.67% for 2023.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Yields and Rates

	2024			2023
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$641,022	$38,208	5.96%	$608,705	$32,552	5.35%
Federal funds sold	115	6	5.18%	447	22	4.99%
Interest bearing deposits in other banks	74,524	3,875	5.20%	44,864	2,239	4.99%
Taxable investment securities	107,278	2,544	2.37%	109,303	2,322	2.12%
Total earning assets	822,939	44,633	5.42%	763,319	37,135	4.87%
Less: Allowance for credit losses	(7,628)			(6,937)
Non-earning assets	40,103			36,574
Total assets	$855,414			$792,956

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,936	$605	0.83%	$74,939	$459	0.61%
Savings and money market deposits	171,311	2,833	1.65%	164,429	1,442	0.88%
Time deposits	271,835	10,707	3.94%	221,275	5,681	2.57%
Total interest-bearing deposits	516,082	14,145	2.74%	460,643	7,582	1.65%
Other borrowings	17,486	719	4.04%	7,124	260	3.60%
Trust preferred securities	15,904	1,248	7.72%	16,426	1,274	7.65%
Total borrowed funds	33,390	1,967	5.79%	23,550	1,534	6.43%
Total interest-bearing liabilities	549,472	16,112	2.93%	484,193	9,116	1.88%
Non-interest-bearing deposits	229,717			240,121
Other liabilities	9,431			8,781
Total liabilities	788,620			733,095
Shareholders’ equity	66,794			59,861
Total liabilities and shareholders’ equity	$855,414			$792,956
Net interest income		$28,521			$28,019
Net interest margin			3.47%			3.67%
Net interest spread			2.49%			2.99%

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

Volume and Rate Analysis
Increase (decrease)
	Year 2024 Compared to 2023
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest income:
Loans	$1,728	$3,730	$198	$5,656
Federal funds sold	(16)	1	(1)	(16)
Interest bearing deposits in other banks	1,480	94	62	1,636
Taxable investment securities	(43)	270	(5)	222
Total earning assets	3,149	4,095	254	7,498

Interest expense:
Interest-bearing demand deposits	(12)	163	(5)	146
Savings and money market deposits	60	1,277	54	1,391
Time deposits	1,298	3,035	693	5,026
Other borrowings	373	32	54	459
Trust preferred securities	(40)	11	3	(26)
Total interest-bearing liabilities	1,679	4,518	799	6,996
Change in net interest income	$1,470	$(423)	$(545)	$502

Volume and Rate Analysis
Increase (decrease)
	Year 2023 Compared to 2022
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest income:
Loans	$822	$3,876	$115	$4,813
Federal funds sold	3	9	2	14
Interest bearing deposits in other banks	(627)	2,307	(955)	725
Taxable investment securities	(72)	275	(10)	193
Total earning assets	126	6,467	(848)	5,745

Interest expense:
Interest-bearing demand deposits	-	360	1	361
Savings and money market deposits	(36)	1,416	(198)	1,182
Time deposits	268	3,310	586	4,164
Other borrowings	(326)	242	(157)	(241)
Trust preferred securities	(3)	550	(2)	545
Total interest-bearing liabilities	(97)	5,878	230	6,011
Change in net interest income	$223	$589	$(1,078)	$(266)

The increases in interest income and interest expense during 2024 were driven by a combination of increased interest rates and increased volumes of interest earning assets and liabilities. Overall, our net interest margin decreased 20 bps to 3.47% in 2024 compared to 3.67% in 2023.

The increase in interest income is attributed to an increase in the average balance and yield on earning assets. Average earning assets increased $59.6 million. Specifically average loans increased $32.3 million or 5.31%, and average interest-bearing deposits in other banks increased $29.7 million, or 66.1%. In addition, the yield on average earning assets improved 55 bps to 5.42% for the year ended December 31, 2024 compared to 4.87% for the year ended December 31, 2023. Overall, loan interest income, including fees, increased $5.7 million during the year ended December 31, 2024 compared to December 31, 2023.

Interest expense increased $7.0 million, due primarily to an increase in the average balance and yield on interest bearing liabilities. Average time deposits and, money market and savings deposits increased $50.6 million and $6.9 million, respectively. These increases were largely due to aggressive pricing on these deposit products as the cost of interest-bearing deposits increased 109 bps to 2.74%. The increase in yield on interest bearing deposits was partially offset by a decrease in cost of borrowed funds which fell 64 bps to 5.79% due to principal payments made on trust preferred securities and the relatively lower cost for the Bank Term Funding Program borrowing that was outstanding throughout most of 2024.

Loans

Our primary source of income is interest earned on loans. Total gross loans increased $19.4 million during 2024, or 3.04%, to $657.5 million as of December 31, 2024 as compared to $638.1 million as of December 31, 2023. The primary drivers of this increase in total loans were increases in construction loans, commercial real estate loans and commercial loans which increased $7.3 million to $36.1 million, $3.5 million to $243.6 million and $7.4 million to $60.6 million, respectively. These increases resulted from small business development efforts throughout 2024 and a commercial loan promotion offered. In addition, consumer installment and all other loans increased $5.9 million due to private student loan originations of $1.8 million and the acquisition of $2.9 million in consumer loans. These increases offset reductions in residential and multi-family mortgage loans which decreased $3.4 million to $234.9 million and $2.2 million to $32.4 million during 2024. For more detail on loan balances, refer to Note 6 of the consolidated financial statements contained in Item 8 of this Form 10-K.

Nonaccrual loans decreased approximately $261,000 during 2024 from $3.5 million as of December 31, 2023 to $3.3 million as of December 31, 2024. Nonaccrual loans negatively affect interest income as these loans are nonearning assets. When doubt about the collectability of a loan exists, it is the Bank’s policy to stop accruing interest on that loan under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when conditions indicate that payment of principal and interest can no longer be expected, or (c) when any such loan becomes delinquent for 90 days and is not both well secured and in the process of collection. All interest accrued but not collected on loans that are placed on nonaccrual is charged off and reversed against interest income in the current period. In the case of a nonaccrual loan that is well secured and in the process of collection, the interest accrued but not collected is not reversed. Interest received on these loans is accounted for on the cash basis or cost-recovery method until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six consecutive timely payments are made, and prospects for future contractual payments are reasonably assured. For more detail on nonaccrual loans, refer to Note 6 of the consolidated financial statements in Item 8 of this Form 10-K.

Individually evaluated loans increased during 2024 to $1.7 million as of December 31, 2024, from $1.1 million as of December 31, 2023. Interest income and cash receipts on individually evaluated loans are handled differently depending on whether or not the loan is on nonaccrual status. If the individually evaluated loan is not on nonaccrual status, the interest income on the loan is computed using the effective interest method. For more detail on individually evaluated loan balances, refer to Note 6 of the consolidated financial statements in Item 8 of this Form 10-K.

The following table presents the dollar composition and percentage of our loan portfolio as of December 31:

Loan Composition
	2024		2023
(Dollars in thousands)	$	%	$	%
Real estate secured:
Commercial	$243,646	37.1%	$240,187	37.6%
Construction and land development	36,112	5.5%	28,830	4.5%
Residential 1-4 family	234,860	35.7%	238,233	37.3%
Multifamily	32,379	4.9%	34,571	5.4%
Farmland	16,921	2.6%	16,401	2.6%
Total real estate loans	563,918	85.8%	558,222	87.4%
Commercial	60,587	9.2%	53,230	8.3%
Agriculture	4,025	0.6%	3,508	0.5%
Consumer installment loans and all other loans	29,006	4.4%	23,151	3.7%
Total loans	657,536	100.0%	638,111	100.0%
Less: allowance for credit losses	7,684		7,256
Total	$649,852		$630,855

Our loan maturities, and distribution between fixed and variable rate loans as of December 31, 2024 are shown in the following tables:

 Maturities of Loans

(Dollars in thousands)	One Year or Less	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total
Real estate secured:
Commercial	$15,546	$42,364	$85,505	$100,231	$243,646
Construction and land development	7,760	3,920	11,587	12,845	36,112
Residential 1-4 family	9,097	13,086	72,704	139,973	234,860
Multifamily	492	3,862	11,731	16,294	32,379
Farmland	897	2,706	8,146	5,172	16,921
Total real estate loans	33,792	65,938	189,673	274,515	563,918
Commercial	18,108	30,129	10,763	1,587	60,587
Agriculture	1,656	1,451	696	222	4,025
Consumer installment loans and all other loans	5,225	17,957	5,791	33	29,006
Total	$58,781	$115,475	$206,923	$276,357	$657,536

The following table presents the dollar amount of fixed rate and variable rate loans with maturities greater than one year as of December 31, 2024:

(Dollars in thousands)	Fixed Rate	Variable Rate
Real estate secured:
Commercial	$74,005	$154,095
Construction and land development	8,582	19,770
Residential 1-4 family	76,654	149,109
Multifamily	10,576	21,311
Farmland	3,069	12,955
Total real estate loans	172,886	357,240
Commercial	36,375	6,104
Agriculture	2,142	227
Consumer installment loans and all other loans	22,582	1,199
Total	$233,985	$364,770

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

Allowance for Credit Losses

The Company maintains its allowance for credit losses based on the expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

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

The Company primarily utilizes the cohort and the probability of default/loss given default methodologies for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes to: lending policies and procedures, national and local economic conditions, the experience and ability of management and staff, the volume and severity of past due, rated and nonaccrual assets, loan review system, collateral values, concentrations of credit, and legal or regulatory requirements and competition.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates loan relationships of $250,000 or more that have been determined to meet the regulatory definitions of “classified” as individually evaluated. The fair value of individually evaluated loans is measured using the fair value of collateral (“collateral method”) or the discounted cash flow (“DCF”) method.

The allowance for credit losses increased to $7.7 million as of December 31, 2024 from $7.3 million as of December 31, 2023. The allowance for credit losses at the end of 2024 was approximately 1.17% of total loans as compared to 1.14% at the end of 2023. Provisions for credit losses for loans receivable of approximately $506,000 and $712,000 were recorded during the years ended December 31, 2024 and 2023, respectively. Loans charged off, net of recoveries, totaled approximately $78,000, or 0.01% of average loans, for the year ended December 31, 2024, compared to approximately $103,000, or 0.02% of average loans, in 2023. The allowance for credit losses represents an amount that, in the Company's judgment, will be adequate to absorb expected and estimable losses inherent in the loan portfolio. The judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current reasonable and supportable forecasts of economic conditions that may affect a borrower's ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

Nonaccrual loans decreased approximately $261,000 during 2024 from $3.5 million as of December 31, 2023 to $3.3 million as of December 31, 2024. The amount of interest income that would have been recognized on these loans had they been accruing interest was approximately $49,000 and $61,000 in the years ended December 31, 2024 and 2023, respectively. There were no loans past due 90 days or greater and still accruing interest at either December 31, 2024 or 2023. There are no commitments to lend additional funds to non-performing borrowers.

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

For non-1-4 family residential loans that are 90 days or more past due or in bankruptcy, the collateral value less estimated liquidation costs are compared to the loan balance to calculate any potential deficiency. If the collateral is sufficient, then no charge-off is necessary. If a deficiency exists, then upon the loan becoming contractually 120 days past due, the deficiency is charged-off against the allowance for credit losses. In the case of 1-4 family residential or home equity loans, upon the loan becoming 120 days past due, or at the time of foreclosure, a current value is obtained and after application of an estimated liquidation discount, a comparison is made to the loan balance to calculate any deficiency. Subsequently, any noted deficiency is then charged-off against the allowance for credit losses when the loan becomes contractually 180 days past due, or at the time of foreclosure. If the customer has filed bankruptcy, then within 60 days of the bankruptcy notice, any calculated deficiency is charged-off against the allowance for credit losses. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation ensues.

Annualized net charge-offs, as a percentage of average loans, was 0.01% during the year ended December 31, 2024, compared to 0.02% for the same period of 2023. The allowance for credit losses is maintained at a level that management deems appropriate to absorb any potential future losses and known credit losses within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the CECL model to best reflect the risks in the portfolio. However, future provisions may be deemed necessary. During the year ended December 31, 2024, we made modest adjustments to our qualitative factors to consider risk factors associated with commercial real estate and residential mortgage loans and the impacts of the hurricane Helene. Those changes, along with the assessment of the historical and specific risks associated with the loan portfolio, resulted in a net provision for credit losses of $625,000, of which $506,000 was provided for the loan portfolio and $119,000 was provided to the allowance for unfunded commitments. The following table summarizes components of the allowance for credit losses and related loans as of December 31, 2024 and 2023:

Selected Credit Ratios
	December 31,
(Dollars in thousands)	2024	2023
Allowance for credit losses	$7,684	$7,256
Total loans	657,536	638,111
Allowance for credit losses to total loans	1.17%	1.14%
Nonaccrual loans	$3,273	$3,534
Nonaccrual loans to total loans	0.50%	0.55%

Ratio of allowance for credit losses to nonaccrual loans	2.35X	2.05X

Charge-offs net of recoveries	$78	$103
Average loans	$641,022	$608,705
Net charge-offs to average loans	0.01%	0.02%

The following table shows the average balance, net charge-offs or recoveries and percentage of net charge-offs or recoveries by each major category of loans for the years ended December 31, 2024 and 2023:

	Average Balance	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) as % of Average Loan Type	Average Balance	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) as % of Average Loan Type

Commercial	$240,730	$74	0.03%	$212,409	$-	0.00%
Construction and land development	30,063	(44)	-0.15%	39,920	(35)	-0.09%
Residential 1-4 family	234,848	(25)	-0.01%	232,280	14	0.01%
Multifamily	33,782	95	0.28%	33,332	(111)	-0.33%
Farmland	16,557	(297)	-1.79%	17,253	-	0.00%
Total real estate loans	555,980	(197)	-0.04%	535,194	(132)	-0.02%
	54,669	153	0.28%	48,586	26	0.05%
	3,611	-	0.00%	3,596	54	1.50%
	26,319	122	0.46%	20,748	155	0.75%
	443	-	0.00%	581	-	0.00%
	$641,022	$78	0.01%	$608,705	$103	0.02%

The following table shows the balance and percentage of our allowance for credit losses allocated to each major category of loans.

Allocation of the Allowance for Credit Losses

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Amount	% of ACL	% of Loans	Amount	% of ALLL	% of Loans
Real estate secured:
Commercial	$2,565	33.4	37.1	$2,518	34.7	37.6
Construction and land development	322	4.2	5.5	300	4.1	4.5
Residential 1-4 family	2,923	38.0	35.7	2,666	36.7	37.3
Multifamily	382	5.0	4.9	509	7.0	5.4
Farmland	149	1.9	2.6	163	2.2	2.6
Total real estate loans	6,341	82.5	85.8	6,156	84.7	87.4
Commercial	751	9.8	9.2	673	9.3	8.3
Agriculture	36	0.5	0.6	33	0.5	0.5
Consumer and all other loans	556	7.2	4.4	394	5.5	3.8
Total	$7,684	100.0	100.0	$7,256	100.0	100.0

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

The allocation of the allowance for credit losses is based on our judgment of the relative risk associated with each type of loan. We have allocated 33.4% of the allowance to commercial real estate loans, which constituted 37.1% of our loan portfolio at December 31, 2024. This allocation decreased slightly compared to 34.7% in 2023, due primarily to the slight decrease in nonaccrual and past due loans for this segment of the loan portfolio. We have allocated 9.8% of the allowance to commercial loans, which constituted 9.2% of our loan portfolio at December 31, 2024. This allocation percentage increased compared to December 31, 2023, due to the increase in this component of the loan portfolio.

Both residential and commercial real estate loans are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.

We allocated 4.2% of the allowance to real estate construction loans, which constituted 5.5% of our loan portfolio as of December 31, 2024. Construction loans are secured by real estate with values that are dependent upon market and economic conditions. Additionally, these credits are generally shorter-term projects of eighteen months or less.

These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities.

We allocated 38.0% of the allowance to residential real estate loans, which constituted 35.7% of our loan portfolio as of December 31, 2024.

We allocated 7.2% of the allowance to consumer and all other loans, which constituted 4.4% of our loan portfolio as of December 31, 2024. Our allocation increased compared to the allocation as of December 31, 2023, due to the impact of activity on overdrawn deposit accounts.

Other Real Estate Owned

Other real estate owned decreased $70,000, or 44.59%, to approximately $87,000 as of December 31, 2024 from $157,000 as of December 31, 2023. During 2024, five properties were sold in the amount of $1.5 million and four properties were acquired in the amount of $1.3 million.

While the levels of problem credits and foreclosed properties have been reduced significantly over the past several years, we remain mindful of the impact on earnings and capital as we work to achieve our goal to reduce nonperforming assets. However, we may recognize some losses and reductions in the allowance for credit losses as we expedite the resolution of these problem assets.

Investment Securities

Total investment securities increased $6.2 million, or 6.88%, to $96.0 million as of December 31, 2024 from $89.8 million as of December 31, 2023. All securities are classified as available-for-sale for liquidity purposes. The increase in investment securities during 2024 was due to purchases of $23.3 million, which more than offset sales of $2.1 million, and maturities, payments and amortization of $14.6 million and a $419,000 increase in the unrealized loss on securities available-for-sale. During the third quarter of 2024, odd lot investment securities totaling $2.1 million were sold, and the proceeds were used to reinvest in other securities. These sales generated a net gain of $4,000.There were no sales of securities during 2023. During 2023, there were maturities, calls and paydowns of $9.4 million, and the Company purchased $0.5 million in investment securities. Investment securities with a carrying value of $35.2 million and $36.8 million as of December 31, 2024 and 2023, respectively, were pledged to secure public deposits and for other purposes required, or permitted, by law.

Our strategy is to invest excess funds in investment securities, which typically yield more interest income than other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond, but which still provide liquidity.

The fair value of our investment portfolio is substantially affected by changes in interest rates. Losses could be realized if liquidity and/or business strategy necessitate the sale of securities in a loss position, due to Federal Reserve actions, U.S. fiscal policies or other factors affecting market interest rates. As of December 31, 2024, we had a net unrealized loss in our investment portfolio totaling $15.2 million as compared to a $14.8 million loss as of December 31, 2023. As market interest rates increase, the level of unrealized losses could change substantially. However, these changes would have no impact on earnings or regulatory capital, unless the securities were sold at a loss. We believe that all unrealized losses resulted from temporary changes in interest rates and current market conditions and are not a result of credit deterioration. No allowance for credit losses on available-for-sale securities was recorded as of December 31, 2024 and 2023. We monitor our portfolio regularly and use it to maintain liquidity, manage interest rate risk and enhance earnings.

The fair value and weighted average yield of investment securities as of December 31, 2024 are shown in the following schedule by contractual maturity and do not reflect principal paydowns for amortizing securities. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are calculated by dividing the contractual interest for each time period by the average amortized contractual cost.

	Less than One Year		One to Five Years		Five to ten years		After ten years		Total
(Dollars in thousands)	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
U.S. Treasuries	$2,685	1.55%	$4,296	1.03%	$980	4.12%	$-	-%	$7,961	1.57%
U.S. Government Agencies	1,230	3.15%	1,466	4.59%	3,660	3.54%	2,449	3.11%	8,805	3.10%
Taxable municipals	-	-%	730	2.44%	6,066	2.18%	11,728	2.56%	18,524	2.44%
Corporate bonds	-	-%	1,408	3.24%	845	2.88%	-	-%	2,253	3.10%
Mortgage backed securities	-	-%	2,860	3.84%	9,231	3.54%	46,350	2.21%	58,441	2.50%
	$3,915	2.05%	$10,760	2.57%	$20,782	3.10%	$60,527	2.31%	$95,984	2.48%

Bank Owned Life Insurance

As of December 31, 2024 and 2023, the Bank had an aggregate total cash surrender value of $0 and $4.6 million, respectively, on life insurance policies covering former key officers. During 2024, one policy was surrendered at market value resulting in a loss of $49,000. In December 2024, a death benefit receivable of $5.4 million was recorded, resulting in an income accrual of $1.6 million.

Excluding the loss on surrender and the income accrued on the death benefit, the Company recognized income of approximately $73,000 and $40,000 during the years ended December 31, 2024 and 2023.

Deposits

Total deposits were $750.0 million as of December 31, 2024, an increase of $33.5 million, or 4.68%, from $716.5 million as of December 31, 2023, due to efforts to attract and retain deposits, specifically time deposits, combined with more aggressive pricing on money market accounts and cyclical fund inflows. Most of the increase was driven by money market deposits which increased $30.2 million, or 55.9%, to $84.1 million, and time deposits, which increased $16.4 million, or 6.51%, to $268.7 million as of December 31, 2024 and 2023. These increases more than offset a reduction in noninterest bearing demand deposits of $8.9 million. The increases in time and money market deposits resulted from small business development efforts throughout 2024, revamping certain accounts to better suit customer needs and offering periodic rate promotions.

Information detailing average deposit balances and average rates paid on deposits is presented in the Net Interest Margin Analysis table contained in the “Net Interest Income and Net Interest Margin” section.

Core deposits are considered to include demand deposits and other types of transaction accounts, such as commercial relationships and savings and money market products. Noninterest bearing demand deposits decreased $8.9 million in 2024, while interest bearing demand deposits, savings and money market deposits increased $26.0 million. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

Time deposits of $250,000 or more equaled approximately 6.84% of deposits at the end of 2024 and 7.36% of deposits at the end of 2023.

As of December 31, 2024 and 2023, uninsured deposits are estimated to be $91.9 million and $93.8 million, respectively. Estimated uninsured deposits represented 12.3% and 13.1% of total deposits as of December 31, 2024 and 2023, respectively. Included in estimated uninsured deposits are $22.9 million and $27.9 million of public funds, for such respective periods, considered secured via pledged securities or letters of credit we have with the Federal Home Loan Bank of Atlanta (the FHLB).

The following table shows maturities of all time deposits considered uninsured by the FDIC or otherwise.

Maturities of Time Deposits of Greater Than $250,000
(Dollars in thousands)
December 31, 2024
Three months or less	$12,138
Over three months through six months	16,280
Over six months through twelve months	9,275
Over one year	10,846
Total	$48,539

As of December 31, 2024 and 2023, $35.2 million and $36.8 million of securities, respectively, were pledged to collateralize public deposits, including time deposits, held in our Tennessee offices, and as collateral for credit facilities available through FRB. Additionally, we held letters of credit from the FHLB for $14.0 million and $12.0 million at December 31, 2024 and 2023, respectively, to secure public deposits, including time deposits, held in our Virginia offices.

We held $3.0 million in brokered deposits at December 31, 2024, and no brokered deposits as of December 31, 2023. While not a primary source of funding, brokered deposits provide a means to efficiently manage funding and liquidity. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis table in the “Net Interest Income and Net Interest Margin” section. Total Certificate of Deposit Registry Service (“CDARS”) time deposits were $7.0 million and $6.3 million at December 31, 2024 and 2023, respectively.

Noninterest Income

For the year ended December 31, 2024, noninterest income totaled $11.3 million. After excluding non-recurring items, as shown in the table below, which is a non-GAAP measure, noninterest income was $9.7 million for 2024 compared to $9.9 million for 2023. A $244,000, or 22.51%, increase in financial services revenue to $1.3 million from the $1.1 million recorded during 2023 offset modest decreases in service charges and card processing revenue of $48,000 and $28,000, respectively. In addition, noninterest income was impacted by the sales of bank properties in 2024 and 2023. During 2024, a former branch office and a lot were sold, along with the sale of furniture, resulting in a net gain of $23,000. During the same period of 2023, two former office facilities and a vehicle were sold resulting in a net gain of $130,000. In 2023, other noninterest income included $257,000 in insurance proceeds recovery related to costs incurred during the cybersecurity incident in 2022, that was not repeated in 2024. Excluding this item noninterest income for 2023 and the nonrecurring items in 2024, noninterest income would have been unchanged at $9.7 million.

Noninterest Expense

For the year ended December 31, 2024, noninterest expense totaled $28.8 million. After excluding non-recurring items, as shown in the table below, noninterest expense decreased $90,000 to $27.9 million compared to $28.0 million for the year ended December 31, 2023. The decrease was impacted by reductions in legal and professional fees, consulting, printing and supplies and loan expenses totaling $450,000. The expense reductions were partially offset by increases in advertising, ATM network and deposit insurance expenses, which combined for an increase of $111,000.

While we experienced no significant losses resulting from fraud in 2024, we experienced an increase in the volume and sophistication of fraudulent transaction attempts. These fraudulent transaction attempts ranged from unauthorized electronic transactions to check theft and forgery. We work continuously with customers to educate them on identifying potential fraud and the efforts they can take to reduce the risk of fraud. We expect increased fraudulent transaction attempts to continue for the foreseeable future.

Our efficiency ratio, a non-GAAP measure, is defined as noninterest expense divided by the sum of net interest income plus noninterest income and was 72.40% in 2024 compared to 73.71% in 2023. The performance improvement in this ratio is a result of the increase in net interest income, as discussed in the “Net Interest Income and Net Interest Margin” section earlier in this Item 7. After adjusting for non-recurring items, the efficiency ratio increases slightly to 73.01%, as shown in the table below. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets and increasing productivity.

(Dollars in thousands)	Net Interest Income	Noninterest Income	Total Income	Noninterest Expense	Efficiency Ratio
As reported (GAAP)	$28,521	$11,254	$39,775	$28,797	72.40%
Adjust for nonrecurring items:
BOLI benefit	-	(1,565)	(1,565)	-
BOLI redemption	-	-	-	(49)
Core system conversion	-	-	-	(850)
As adjusted for nonrecurring items (non-GAAP)	$28,521	$9,689	$38,210	$27,898	73.01%

Income Taxes and Deferred Tax Assets

Income taxes were $2.1 million for the year ended December 31, 2024, compared to $2.1 million for the same period in 2023. The effective tax rates were 20.76%, and 23.01% for 2024 and 2023, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally due to the lessened impact of tax preference items, along with the effect of certain state income taxes. The lower effective tax rate in 2024 is the result of non-taxable income resulting from the BOLI insurance benefit accrual included in pre-tax earnings.

Deferred tax assets represent the future tax benefit of future deductible differences. If it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. The Company has evaluated positive and negative evidence to assess the realizability of its deferred taxes. Based on the evidence, including taxable income projections, the Company believes it is more likely than not that its deferred tax assets will be realizable. Accordingly, the Company did not include a valuation allowance against its deferred tax assets as of December 31, 2024 or 2023.

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

Capital Resources

During the year ended December 31, 2024, total shareholders’ equity increased $5.9 million to $70.7 million due to the earnings of $8.2 million which was partially offset by a cash dividend payment of $1.7 million, the repurchase of common stock totaling $282,000 and the $331,000 increase in the net unrealized loss on available-for-sale investment securities, net of taxes.

As previously reported, the Board extended the repurchase of up to 500,000 shares of the Company’s common stock through March 31, 2025. During 2024, the Company repurchased 109,176 shares at an average price of $2.58 per share. Since commencement of the stock repurchase program, 285,362 shares have been repurchased at an average rate of $2.42.

The Company meets the eligibility criteria to be considered a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement and does not report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank is characterized as "well capitalized" under the “prompt corrective action” regulations pursuant to Section 38 of the FDIA. The capital adequacy ratios for the Bank, including the minimum ratios to be considered “well capitalized,” are set forth in Note 22, Capital, to the consolidated financial statements in Item 8 of this Form 10-K.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 (“CET1”) ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum CET1 ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a CET1 ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2024, the Bank meets all capital adequacy requirements to which it is subject. Based upon projections, we believe our earnings will be sufficient to support the Bank’s planned asset growth.

The Company paid a cash dividend of $0.07 per share in 2024. On February 24, 2025, the Board of Directors declared a dividend of $0.08 per share, to be paid on March 31, 2025. Future payments of cash dividends will depend on a number of factors including but not limited to maintaining positive retained earnings, compliance with regulatory rules governing the payment of dividends, strategic plans, and sufficient capital at the Bank to allow payment of dividends to the parent company.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold and unpledged available-for-sale investments. Collectively, those balances were $128.5 million as of December 31, 2024, up from $118.0 million as of December 31, 2023. The increase is primarily due to deposit growth exceeding funding needs for loan growth. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs.

The Bank’s primary funding source is deposits from customers in the markets in which it provides banking services. As discussed previously, deposits increased during 2024 but competition for deposits remains intense from both bank and non-bank institutions. The Company expects that pressure on the rates paid on deposits will continue and that it may be required to pay higher rates than currently projected to retain existing customers and attract new deposit relationships to fund loans and other activities. As discussed below, the Company has other liquidity sources to manage its liquidity needs as they arise.

As of December 31, 2024, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $60.8 million, which is net of the $35.2 million of securities pledged as collateral. Generally, the investment portfolio serves as a source of liquidity while yielding a higher return at the purchase date when compared to other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond (the FRB). Due to the unrealized loss on securities available-for-sale, the sale of investments, other than shorter-term investments with minimal unrealized losses or more recently purchased investments, would not be a main source of liquidity at this time due to the immediate impact on regulatory capital; however, the majority of the portfolio is considered high credit quality investments and would be available to pledge against borrowed funds. Total investment securities increased $6.2 million, or 6.88%, during 2024 from $89.8 million as of December 31, 2023 to $96.0 million as of December 31, 2024. The Bank also has additional borrowing capacity on lines for which investments are currently pledged.

Our loan to deposit ratio was 87.7% as of December 31, 2024 and 89.1% as of December 31, 2023.

Available third-party sources of liquidity remain intact as of December 31, 2024 which includes the following: our line of credit with the FHLB totaling $220.1 million subject to pledging requirements, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the FRB. We also have $30.0 million in unsecured federal funds lines of credit available from three correspondent banks as of December 31, 2024.

We have used our line of credit with FHLB to issue letters of credit totaling $14.0 million to the Treasury Board of Virginia for collateral on public funds and a $10.0 million fixed rate borrowing maturing in May of 2028. No draws on the letters of credit have been issued. These letters of credit are considered to be draws on our FHLB line of credit. An additional $196.1 million was available on December 31, 2024 on the $220.1 million line of credit, of which $110.6 million is secured by a blanket lien on our residential real estate loans. Full use of the FHLB borrowing capacity would require the Company to pledge additional assets.

We held $3.0 million in brokered deposits as of December 31, 2024. No brokered deposits were held as of December 31, 2023. As of December 31, 2024, we had $7.0 million in reciprocal CDARS time deposits, compared to $6.3 million as of December 31, 2023.

The Bank has access to additional liquidity through the FRB’s Discount Window for overnight funding needs. We have collateralized this line with investment securities. As part of the discount window capacity, the FRB offered borrowings through the Bank Term Funding Program, which was created to support businesses and consumers by making additional funds available to eligible depository institutions. We participated in this program in December 2023, through a $10 million borrowing for one year at a rate of 4.83%, which was repaid during the fourth quarter of 2024.

During the fourth quarter of 2024, we made a voluntary principal payment of $1.2 million on one of the outstanding trust preferred securities, originally issued in 2004. In January 2025, we made another voluntary principal payment of $3.0 million on the same trust preferred issue. We may consider making future principal payments based on our available liquidity and considering other funding opportunities that may be available.

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

A summary and discussion of the contract amount of the Bank’s exposure to off-balance-sheet risk as of December 31, 2024 and 2023 is presented in Note 20 to the consolidated financial statements in Item 8 of this Form 10-K. As of December 31, 2024 and 2023 the allowance for credit losses on unfunded commitments totaled $404,000 and $285,000, respectively.

Interest Sensitivity

As of December 31, 2024, we had a negative cumulative gap rate sensitivity ratio of 25.11% for the one-year re-pricing period, compared to 21.59% as of December 31, 2023. A negative cumulative gap generally indicates that net interest income would decline in a rising interest rate environment as liabilities re-price more quickly than assets. Conversely, net interest income would likely increase in periods during which interest rates are decreasing. The below table is based on contractual maturities and next repricing date and does not take into consideration prepayment speeds of investment securities and loans, nor does it consider decay rates for non-maturity deposits. When considering these prepayment speed and decay rate assumptions, along with our ability to control the repricing of a significant portion of the deposit portfolio, we are in a position to increase interest income in a rising interest rate environment; however, the ability to control the repricing of the deposit portfolio can be significantly impacted by competitive pressures, liquidity needs and access to and availability of other funding sources. With indications that the period of rate increases has tapered and consensus is that at least some modest rate decreases can be anticipated in the near- to mid-term, we are implementing strategies to moderate any potential adverse impact to our current interest rate risk profile, from what could be a period of flat to decreasing interest rates.

Interest Sensitivity Analysis
December 31, 2024
(Dollars in thousands)
	1 - 90 Days	91-365 Days	1 - 3 Years	4-5 Years	6-10 Years	Over 10 Years	Total
Uses of funds:
Loans	$119,642	$98,132	$227,380	$154,382	$48,693	$9,307	$657,536
Federal funds sold	150	-	-	-	-	-	150
Deposits with banks	54,300	-	-		-	-	54,300
Investments	3,903	9,583	22,214	16,742	33,394	25,318	111,154
Bank owned life insurance	-	-	-	-	-	-	-
Total earning assets	$177,995	$107,715	$249,594	$171,124	$82,087	$34,625	$823,140

Sources of funds:
Int Bearing DDA	73,244	-	-	-	-	-	73,244
Savings & MMDA	183,061	-	-	-	-	-	183,061
Time Deposits	67,404	153,691	38,971	8,673	-	-	268,739
Trust Preferred Securities	14,986	-	-	-	-	-	14,986
Other Borrowings	-	-	-	10,000	-	-	10,000
Total interest bearing liabilities	$338,695	$153,691	$38,971	$18,673	$-	$-	$550,030

Discrete Gap	$(160,700)	$(45,976)	$210,623	$152,451	$82,087	$34,625	$273,110
Cumulative Gap	$(160,700)	$(206,676)	$3,947	$156,398	$238,485	$273,110
Cumulative Gap as % of Total Earning Assets	-19.52%	-25.11%	0.48%	19.00%	28.97%	33.18%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of New Peoples Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses – Loans Collectively Evaluated for Credit Losses

Description of the Matter

As further described in Note 2 (Summary of Significant Accounting Policies) and Note 7 (Allowance for Credit Losses For Loans (“ACLL”) to the consolidated financial statements, the allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented $7.5 million of the total recorded ACLL of $7.7 million as of December 31, 2024. The collectively evaluated ACLL consists of quantitative and qualitative components.

The quantitative component consists of loss estimates derived from a discounted cash flow model using external observations of historical loan losses adjusted for estimated prepayments and forecasts of future conditions over a reasonable and supportable period. The estimate considers large amounts of data in tabulating default, loss given default, and prepayment speeds and requires complex calculations as well as management judgment in the selection of appropriate inputs.

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

The primary audit procedures we performed to address this critical audit matter included:

•	Substantively testing management’s process for measuring the collectively evaluated ACLL, including:

•	Evaluating the conceptual soundness, assumptions, and key data inputs of the Company’s discounted cashflow methodology, including the identification of loan pools, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.

•	Evaluating the methodology and testing the accuracy of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.

•	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.

•	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.

•	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the discounted cashflow and qualitative factor components of the calculations.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2022.

Roanoke, Virginia

March 31, 2025

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

(in thousands except share data)

ASSETS	2024	2023

Cash and due from banks	$13,218	$14,596
Interest-bearing deposits with banks	54,300	50,363
Federal funds sold	150	18
Total cash and cash equivalents	67,668	64,977

Investment securities available-for-sale, at fair value	95,984	89,805

Loans receivable	657,536	638,111
Allowance for credit losses	(7,684)	(7,256)
Net loans	649,852	630,855

Bank premises and equipment, net	17,070	17,841
Other real estate owned	87	157
Accrued interest receivable	3,458	3,029
Deferred taxes, net	4,809	4,461
Bank owned life insurance	—	4,589
Right-of-use assets – operating leases	3,413	3,852
Insurance benefit receivable	5,417	—
Other assets	7,167	6,747
Total assets	$854,925	$826,313

LIABILITIES

Deposits
Noninterest bearing	$224,938	$233,878
Interest-bearing	525,044	482,589
Total deposits	749,982	716,467

Borrowed funds	24,986	36,186
Lease liabilities – operating leases	3,413	3,852
Accrued interest payable	1,442	1,447
Accrued expenses and other liabilities	4,361	3,550
Total liabilities	784,184	761,502

Commitments and Contingent Liabilities (Notes 19 and 21)

SHAREHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 23,636,724 and 23,745,900 shares issued and outstanding at December 31, 2024 and 2023, respectively	47,273	47,492
Additional paid-in capital	14,451	14,514
Retained earnings	21,001	14,458
Accumulated other comprehensive loss	(11,984)	(11,653)
Total shareholders’ equity	70,741	64,811
Total liabilities and shareholders’ equity	$854,925	$826,313

    The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands except share and per share data)

INTEREST AND DIVIDEND INCOME	2024	2023
Loans including fees	$38,208	$32,552
Federal funds sold	6	22
Interest-earning deposits with banks	3,875	2,239
Investments	2,371	2,167
Dividends on equity securities (restricted)	173	155
Total interest and dividend income	44,633	37,135

INTEREST EXPENSE
Deposits	14,145	7,582
Borrowed funds	1,967	1,534
Total interest expense	16,112	9,116

NET INTEREST INCOME	28,521	28,019

PROVISION FOR CREDIT LOSSES	625	649

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	27,896	27,370

NONINTEREST INCOME
Service charges and fees	3,838	3,886
Card processing and interchange income	3,702	3,730
Insurance and investment fees	1,328	1,084
Other noninterest income	2,386	1,249
Total noninterest income	11,254	9,949

NONINTEREST EXPENSES
Salaries and employee benefits	14,508	14,256
Occupancy and equipment expenses	3,572	3,456
Data processing and telecommunications	2,540	2,481
Other operating expenses	8,177	7,795
Total noninterest expenses	28,797	27,988

INCOME BEFORE INCOME TAXES	10,353	9,331

INCOME TAX EXPENSE	2,149	2,147

NET INCOME	$8,204	$7,184

Income Per Share
Basic and Diluted	$0.35	$0.30
Average Weighted Shares of Common Stock
Basic and Diluted	23,682,407	23,804,427

       The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Dollars in thousands)

	2024	2023

NET INCOME	$8,204	$7,184

Other comprehensive income (loss):
Investment securities activity:
Unrealized (losses) gains arising during the year	(415)	2,896
Reclassification adjustment for net gains included in net income	(4)	-
Other comprehensive (losses) income on investment securities	(419)	2,896
Related tax benefit (expense)	88	(608)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(331)	2,288
TOTAL COMPREHENSIVE INCOME	$7,873	$9,472

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands including share data, but excluding per share data)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, December 31, 2022	23,848	$47,697	$14,546	$8,917	$(13,941)	$57,219
Adoption of ASU 2016-13	—	—	—	(212)	—	(212)
Net income	—	—	—	7,184	—	7,184
Other comprehensive income, net of tax	—	—	—	—	2,288	2,288
Cash dividend declared ($0.06 per share)	—	—	—	(1,431)	—	(1,431)
Repurchase of common stock	(102)	(205)	(32)	—	—	(237)
Balance, December 31, 2023	23,746	$47,492	$14,514	$14,458	$(11,653)	$64,811

Net income	—	—	—	8,204	—	8,204
Other comprehensive loss, net of tax	—	—	—	—	(331)	(331)
Cash dividend declared ($0.07 per share)	—	—	—	(1,661)	—	(1,661)
Repurchase of common stock	(109)	(219)	(63)	—	—	(282)
Balance, December 31, 2024	23,637	$47,273	$14,451	$21,001	$(11,984)	$70,741

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Dollars are in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,204	$7,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,572	1,614
Provision for credit losses	625	649
Net gain on sale of available-for-sale securities	(4)	—
Income on bank owned life insurance	(73)	(40)
Gain on sale of mortgage loans	(9)	(4)
Gain on sale or disposal of premises and equipment	(21)	(46)
(Gain) loss on sale and writedowns of foreclosed real estate	(74)	96
Loss on settlement of bank owned life insurance	49	—
Income on bank owned lifer insurance death benefit	(1,565)	—
Loans originated for sale	(329)	(81)
Proceeds from sales of loans originated for sale	338	85
Net amortization/accretion of bond premiums/discounts	189	298
Deferred tax benefit	(260)	(390)
Net change in:
Interest receivable	(429)	(474)
Other assets	(117)	(667)
Accrued interest payable	(5)	920
Accrued expenses and other liabilities	253	(1,743)
Net cash provided by operating activities	8,344	7,401

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(20,833)	(53,725)
Purchase of securities available-for-sale	(23,336)	(500)
Proceeds from repayments and maturities of securities available-for-sale	14,419	9,369
Proceeds from sales of securities available-for-sale	2,134	—
Net purchase of equity securities (restricted)	(38)	(625)
Payments for the purchase of premises, equipment and software	(1,792)	(1,475)
Proceeds from sales of premises and equipment	1,186	932
Proceeds from sales of other real estate owned	1,474	132
Proceeds from settlement of bank owned life insurance	761	—
Net cash used in investing activities	(26,025)	(45,892)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in short-term borrowings	(10,000)	10,000
Net change in long-term debt	(1,200)	9,690
Net change in noninterest bearing deposits	(8,940)	(16,046)
Net change in interest bearing deposits	42,455	39,806
Dividends paid	(1,661)	(1,431)
Repurchase of common stock	(282)	(237)
Net cash provided by financing activities	20,372	41,782
Net increase in cash and cash equivalents	2,691	3,291
Cash and cash equivalents, beginning of the year	64,977	61,686
Cash and cash equivalents, end of the year	$67,668	$64,977

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$16,117	$8,195
Taxes	2,200	3,705
Supplemental Disclosure of Non-Cash Transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	—	451
Transfer of loans to other real estate owned	1,330	124
Cash surrender value of bank owned life insurance transferred benefit receivable	3,852	—
Change in unrealized losses on securities available for sale	(419)	2,896

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

Segment Reporting – The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on a consolidated basis by the Chief Executive Officer, who is designated the chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered. The segments are also distinguished by the level of information provided to the CODM, who uses such information to review the performance of various components of the business, which are then aggregated if operating performance of product and customers are similar. The CODM evaluates the financial performance of the Company’s business components such as revenue streams, significant expenses, and budget to actual results in assessing the Company’s segments and in determination of allocated resources. The presentation of financial performance to the CODM is consistent with amounts and financial statement lines items shown in the Company's consolidated balance sheets and consolidated statements of income. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, occupancy expense, equipment expense, data processing fees and legal and professional expenses. All of the Company's financial results are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region and business-line, the Company's CODM evaluates financial performance on a Company-wide basis. The majority of the Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

Accounting Standards Adopted in 2024 – In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current generally accepted accounting principles of the United States (GAAP). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase information transparency. ASU 2020-06 was effective for the Company on January 1, 2024. The adoption of this standard had no material impact on the consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 was effective for the Company on January 1, 2024. The adoption of this standard had no material impact on the consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” These amendments require entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 was effective for the Company on January 1, 2024. The adoption of this standard had no material impact on the consolidated financial statements.

On December 31, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures.” These amendments required that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, required other segment items by reportable segment to be disclosed and a description of their composition, and required disclosure of the title and position of the chief operating decision maker and an explanation of how they use the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments were applied retrospectively to all prior periods presented and did not have a material effect on the Company’s consolidated financial statements. Refer to Segment Reporting section above.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses expense. Losses are charged against the allowance for credit losses when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2024, there was no allowance for credit losses related to the available-for-sale portfolio.

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

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $2.9 million as of December 31, 2024 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $17.7 million as of December 31, 2024. Most of the Company’s activities are with customers located within southwest Virginia, southern West Virginia, northeastern Tennessee region and western North Carolina. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

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

Leases – A right-of-use asset and related lease liability is recognized for operating leases the Bank has entered into for certain office facilities. Most leases include one or more options to renew. The exercise of lease renewal options is typically at the sole discretion of management. If it is determined that it is reasonably certain that the Bank will exercise renewal options, the additional term is included in the calculation of the lease liability. As most of our leases do not provide an implicit rate, we use the fully collateralized Federal Home Loan Bank of Atlanta (FHLB) borrowing rate, commensurate with the lease terms at the lease commencement date, in determining the present value of the lease payments.

Income Taxes – Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets where it is more likely than not such assets will not be realized. As of December 31, 2024 and 2023, the Company had no valuation allowance on its net deferred tax assets.

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

Comprehensive Income– GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The change in unrealized gains and losses on available-for-sale securities is the Company’s only component of other comprehensive income (loss).

Revenue from Contracts with Customers - The Company generally satisfies its performance obligations fully on its contracts with customers as services are rendered; and the transaction prices are typically fixed, charged either on a periodic basis or based on activity.

Advertising Cost – Advertising costs are expensed in the period incurred. Those costs, which are included in Advertising, sponsorships and donations in Note 25 totaled $240,000 and $206,000, for the years ended December 31, 2024 and 2023, respectively.

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

NOTE 3 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the years ended December 31, 2024 and 2023, there were no dilutive potential common shares.

Basic and diluted net income per common share calculations follows:

(Amounts in thousands, except	For the year ended
share and per share data)	December 31,
	2024	2023
Net income	$8,204	$7,184
Weighted average shares outstanding	23,682,407	23,804,427
Weighted average dilutive shares outstanding	23,682,407	23,804,427
Basic and diluted income per share	$0.35	$0.30

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS

The Bank had federal funds sold and interest-bearing cash on deposit with the Federal Reserve Bank of Richmond (the Federal Reserve Bank) and other commercial banks amounting to $54.5 million and $50.4 million as of December 31, 2024 and 2023, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

The Bank has a total of $30.0 million in unsecured fed funds lines of credit facilities from three correspondent banks that were available as of December 31, 2024 and 2023, respectively. Of these total commitments, all were available as of December 31, 2024 and 2023. As a condition for $5.0 million of one of the unsecured fed funds lines of credit, the Bank maintains a minimum deposit balance of $250,000 with this correspondent bank. As of December 31, 2024 and 2023, the Bank was in compliance with this requirement.

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities (all available-for-sale) as of December 31, 2024 and 2023 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars are in thousands)	Cost	Gains	Losses	Value
December 31, 2024
U.S. Treasuries	$8,370	$—	$409	$7,961
U.S. Government Agencies	9,380	11	586	8,805
Taxable municipals	23,940	—	5,416	18,524
Corporate bonds	2,499	—	246	2,253
Mortgage backed securities	66,965	11	8,535	58,441
Total Securities available for sale	$111,154	$22	$15,192	$95,984

December 31, 2023
U.S. Treasuries	$11,643	$—	$658	$10,985
U.S. Government Agencies	9,412	23	624	8,811
Taxable municipals	22,973	—	5,114	17,859
Corporate bonds	3,002	1	315	2,688
Mortgage backed securities	57,526	—	8,064	49,462
Total Securities available for sale	$104,556	$24	$14,775	$89,805

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024 and 2023.

	Less than 12 Months		12 Months or More		Total
(Dollars are in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
U.S. Treasuries	$980	$20	$6,981	$389	$7,961	$409
U.S. Government Agencies	2,221	38	6,026	548	8,247	586
Taxable municipals	1,559	212	16,965	5,204	18,524	5,416
Corporate bonds	499	1	1,755	245	2,254	246
Mortgage backed securities	14,982	311	42,018	8,224	57,000	8,535
Total	$20,241	$582	$73,745	$14,610	$93,986	$15,192

December 31, 2023
U.S. Treasuries	$—	$—	$10,985	$658	$10,985	$658
U.S. Government Agencies	42	—	8,123	624	8,165	624
Taxable municipals	485	16	17,374	5,098	17,859	5,114
Corporate bonds	—	—	2,187	315	2,187	315
Mortgage backed securities	—	—	49,413	8,064	49,413	8,064
Total	$527	$16	$88,082	$14,759	$88,609	$14,775

As of December 31, 2024, the available-for-sale portfolio included 195 investments for which the fair market value was less than amortized cost. As of December 31, 2023, the available-for-sale portfolio included 209 investments for which the fair market value was less than amortized cost. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not plan to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities are past due as to principal or interest payments and a number of these securities have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified.”

Investment securities with a carrying value of $35.2 million and $36.8 million as of December 31, 2024 and 2023, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

During the year ended December 31, 2024 securities with an amortized cost of $2.1 million were sold, realizing a net gain of $4,000. No securities were sold during the year ended December 31, 2023. The following table presents the gross proceeds, gross gains and gross losses, and the tax provision resulting from sales of securities.

(Dollars are in thousands)	2024	2023
Proceeds	$2,134	$—
Gains	43	—
Losses	(39)	—
Tax provision	1	—

The amortized cost and fair value of investment securities as of December 31, 2024, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, actual maturities may differ from scheduled maturities on amortizing securities, such as mortgage-backed securities and collateralized mortgage obligations, because the underlying collateral on these types of securities may be repaid prior to the scheduled maturity date.

			Weighted
(Dollars are in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$3,975	$3,915	2.05%
Due after one year through five years	11,297	10,760	2.57%
Due after five years through ten years	22,730	20,782	3.10%
Due after ten years	73,152	60,527	2.31%
Total	$111,154	$95,984	2.48%

The Bank, as a member of the Federal Reserve Bank and the FHLB, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in other assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.7 million and $2.7 million as of December 31, 2024 and 2023, respectively. The stock has no quoted market value and no ready market exists.

NOTE 6 LOANS

Loans receivable outstanding as of December 31, 2024 and 2023 are summarized as follows:

	December 31,
(Dollars are in thousands)	2024	2023
Real estate secured:
Commercial	$243,646	$240,187
Construction and land development	36,112	28,830
Residential 1-4 family	234,860	238,233
Multifamily	32,379	34,571
Farmland	16,921	16,401
Total real estate loans	563,918	558,222
Commercial	60,587	53,230
Agriculture	4,025	3,508
Consumer installment loans and all other loans	29,006	23,151
Total loans	$657,536	$638,111

Also included in total loans above are deferred loan fees of $2.0 million and $1.8 million, as of December 31, 2024 and 2023, respectively. Total deferred loan costs were $1.9 million and $2.0 million, as of December 31, 2024 and 2023, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

Loans receivable on nonaccrual status as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024			December 31, 2023
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
(Dollars in thousands)
Real estate secured:
Commercial	$411	$-	$411	$544	$268	$812
Construction and land development	300	-	300	-	-	-
Residential 1-4 family	2,232	178	2,410	2,495	-	2,495
Multifamily	-	-	-	199	-	199
Total real estate loans	2,943	178	3,121	3,238	268	3,506
Commercial	66	-	66	-	-	-
Agriculture	16	-	16	-	-	-
Consumer installment loans and other loans	56	14	70	28	-	28

Total loans receivable on nonaccrual status	$3,081	$192	$3,273	$3,266	$268	$3,534

Total interest income not recognized on nonaccrual loans for 2024 and 2023 was approximately $49,000 and $61,000, respectively.

The Company evaluates loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods as described in Note 2 Summary of Significant Accounting Policies. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to those loans as December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Unpaid Principal Balance	Related Allowance	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)
Real estate secured:
Commercial	$396	$-	$812	$64
Construction and land development	300	-	-	-
Residential 1-4 family	1,008	177	312	-
Total real estate loans	1,704	177	1,124	64
Consumer installment loans and other loans	13	3	-	-

Total	$1,717	$180	$1,124	$64

The following tables show an age analysis of past due loans receivable as of December 31, 2024 and 2023, segregated by class:

As of December 31, 2024 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$255	$156	$411	$243,235	$243,646
Construction and land Development	3	333	—	336	35,776	36,112
Residential 1-4 family	2,413	1,810	510	4,733	230,127	234,860
Multifamily	—	—	—	—	32,379	32,379
Farmland	207	—	—	207	16,714	16,921
Total real estate loans	2,623	2,398	666	5,687	558,231	563,918
Commercial	166	77	—	243	60,344	60,587
Agriculture	37	—	—	37	3,988	4,025
Consumer installment loans and all other loans	89	88	30	207	28,799	29,006
Total loans	$2,915	$2,563	$696	$6,174	$651,362	$657,536

As of December 31, 2023 (Dollars are in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$878	$—	$268	$1,146	$239,041	$240,187
Construction and land development	85	4	—	89	28,741	28,830
Residential 1-4 family	2,628	1,119	886	4,633	233,600	238,233
Multifamily	—	—	199	199	34,372	34,571
Farmland	—	—	—	—	16,401	16,401
Total real estate loans	3,591	1,123	1,353	6,067	552,155	558,222
Commercial	—	20	—	20	53,210	53,230
Agriculture	8	—	—	8	3,500	3,508
Consumer installment loans and all other loans	140	11	1	152	22,999	23,151
Total loans	$3,739	$1,154	$1,354	$6,247	$631,864	$638,111

As of December 31, 2024 and 2023, there were no loans over 90 days past due that were accruing.

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

Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. There were no loans classified as doubtful at either December 31, 2024 or 2023.

The following table presents the credit risk grade of loans by origination year as of December 31, 2024 and 2023:

As of December 31, 2024
(Dollars are in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate
Pass	$20,653	$47,052	$43,553	$46,902	$27,155	$56,369	$1,541	$243,225
Special mention	-	-	-	-	-	9	-	9
Substandard	-	-	255	141	-	16	-	412
Total commercial real estate	$20,653	$47,052	$43,808	$47,043	$27,155	$56,394	$1,541	$243,646

Current period gross charge-offs	$-	$-	$-	$(179)	$-	$-	$(1)	$(180)

Construction and Land Development
Pass	$17,654	$5,078	$6,240	$3,019	$1,719	$2,089	$-	$35,799
Special mention	-	-	-	-	-	12	-	12
Substandard	301	-	-	-	-	-	-	301
Total construction and land development	$17,955	$5,078	$6,240	$3,019	$1,719	$2,101	$-	$36,112

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential 1-4 family
Pass	$19,094	$27,861	$29,510	$38,329	$11,265	$78,424	$26,933	$231,416
Special mention	-	-	-	-	-	319	-	319
Substandard	104	257	42	723	238	1,647	114	3,125
Total residential 1-4 family	$19,198	$28,118	$29,552	$39,052	$11,503	$80,390	$27,047	$234,860

Current period gross charge-offs	$-	$(38)	$-	$-	$-	$(37)	$-	$(75)

Multifamily
Pass	$1,564	$4,829	$10,313	$6,818	$2,505	$6,350	$-	$32,379
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total multifamily	$1,564	$4,829	$10,313	$6,818	$2,505	$6,350	$-	$32,379

Current period gross charge-offs	$-	$(53)	$-	$-	$-	$(42)	$-	$(95)

Farmland
Pass	$2,669	$1,333	$2,045	$2,812	$730	$7,186	$-	$16,775
Special mention	-	-	-	-	-	146	-	146
Substandard	-	-	-	-	-	-	-	-
Total farmland	$2,669	$1,333	$2,045	$2,812	$730	$7,332	$-	$16,921

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial
Pass	$18,298	$13,490	$4,780	$2,305	$801	$2,560	$18,284	$60,518
Special mention	-	-	-	-	-	2	-	2
Substandard	1	-	-	31	-	-	35	67
Total commercial	$18,299	$13,490	$4,780	$2,336	$801	$2,562	$18,319	$60,587

Current period gross charge-offs	$-	$(34)	$(55)	$-	$-	$-	$(73)	$(162)

Agriculture
Pass	$1,333	$322	$339	$232	$35	$195	$1,553	$4,009
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	16	-	16
Total agriculture	$1,333	$322	$339	$232	$35	$211	$1,553	$4,025

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and All Other
Pass	$14,500	$7,982	$2,706	$1,276	$424	$880	$1,158	$28,926
Special mention	-	-	-	-	-	-	-	-
Substandard	17	22	20	19	2	-	-	80
Total consumer and all other	$14,517	$8,004	$2,726	$1,295	$426	$880	$1,158	$29,006

Current period gross charge-offs	$(163)	$(62)	$(14)	$(7)	$(9)	$-	$(24)	$(279)

Total	$96,188	$108,226	$99,803	$102,607	$44,874	$156,220	$49,618	$657,536
Total current period gross charge-offs	$(163)	$(187)	$(69)	$(186)	$(9)	$(79)	$(98)	$(791)

As of December 31, 2023
(Dollars are in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial real estate
Pass	$46,616	$49,061	$48,943	$28,651	$20,004	$43,524	$997	$237,796
Special mention	-	-	1,171	314	-	92	-	1,577
Substandard	-	-	-	-	429	385	-	814
Total commercial real estate	$46,616	$49,061	$50,114	$28,965	$20,433	$44,001	$997	$240,187

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development
Pass	$12,043	$5,990	$4,738	$2,521	$1,799	$1,637	$-	$28,728
Special mention	-	-	-	-	-	102	-	102
Substandard	-	-	-	-	-	-	-	-
Total construction and land development	$12,043	$5,990	$4,738	$2,521	$1,799	$1,739	$-	$28,830

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential 1-4 family
Pass	$29,006	$33,986	$41,214	$13,566	$13,662	$80,087	$23,553	$235,074
Special mention	-	-	-	-	-	259	-	259
Substandard	87	-	49	-	38	2,662	64	2,900
Total residential 1-4 family	$29,093	$33,986	$41,263	$13,566	$13,700	$83,008	$23,617	$238,233

Current period gross charge-offs	$-	$-	$(30)	$-	$-	$(21)	$-	$(51)

Multifamily
Pass	$5,779	$11,483	$7,965	$2,626	$1,081	$5,438	$-	$34,372
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	199	-	199
Total multifamily	$5,779	$11,483	$7,965	$2,626	$1,081	$5,637	$-	$34,571

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Farmland
Pass	$1,807	$2,222	$3,414	$776	$1,205	$6,793	$-	$16,217
Special mention	-	-	-	-	-	184	-	184
Substandard	-	-	-	-	-	-	-	-
Total farmland	$1,807	$2,222	$3,414	$776	$1,205	$6,977	$-	$16,401

Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial
Pass	$19,306	$10,228	$5,638	$1,591	$2,167	$1,342	$12,777	$53,049
Special mention	78	100	-	-	-	3	-	181
Substandard	-	-	-	-	-	-	-	-
Total commercial	$19,384	$10,328	$5,638	$1,591	$2,167	$1,345	$12,777	$53,230

Current period gross charge-offs	$-	$(5)	$(14)	$-	$(26)	$-	$-	$(45)

Agriculture
Pass	$565	$518	$347	$127	$67	$649	$1,217	$3,490
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	18	-	18
Total agriculture	$565	$518	$347	$127	$67	$667	$1,217	$3,508

Current period gross charge-offs	$-	$-	$-	$-	$-	$(59)	$-	$(59)

Consumer and All Other
Pass	$12,352	$4,822	$2,408	$864	$594	$761	$1,339	$23,140
Special mention	-	1	-	-	-	-	-	1
Substandard	4	-	1	3	1	1	-	10
Total consumer and all other	$12,356	$4,823	$2,409	$867	$595	$762	$1,339	$23,151

Current period gross charge-offs	$(198)	$(49)	$(13)	$-	$-	$(2)	$(59)	$(321)

Total	$127,643	$118,411	$115,888	$51,039	$41,047	$144,136	$39,947	$638,111
Total current period gross charge-offs	$(198)	$(54)	$(57)	$-	$(26)	$(82)	$(59)	$(476)

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

The following tables present a disaggregated analysis of activity in the allowance for credit losses for loans as of December 31, 2024 and 2023:

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Year ended December 30, 2024
Beginning balance	$2,518	$300	$2,666	$509	$163	$673	$33	$394	$—	$7,256
Charge-offs	(180)	—	(75)	(95)	—	(162)	—	(279)	—	(791)
Recoveries	106	44	100	—	297	9	—	157	—	713
Provision for credit losses	2,639	278	2,898	477	(148)	904	36	678	—	7,762
Ending balance	$2,565	$322	$2,923	$382	$149	$751	$36	$556	$—	$7,684

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Unallocated	Total
Year ended December 31, 2023
Beginning balance	$2,364	$345	$2,364	$262	$153	$381	$32	$386	$440	$6,727
Adjustment to allowance for adoption of ASU 2016-13	(299)	164	275	12	75	241	(5)	(103)	(440)	(80)
Charge-offs	—	—	(51)	—	—	(45)	(59)	(321)	—	(476)
Recoveries	—	35	37	111	—	19	5	166	—	373
Provision for credit losses	453	(244)	41	124	(65)	77	60	266	—	712
Ending balance	$2,518	$300	$2,666	$509	$163	$673	$33	$394	$—	$7,256

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

On September 27, 2024, Hurricane Helene passed through western North Carolina, southwest Virginia and northeast Tennessee, causing flood and wind damage in its path. To assist borrowers impacted by this natural disaster, we offered short-term payment deferrals of 3 months. At December 31, 2024, 36 loans totaling $9.2 million are participating in this deferral program. One of these loans, a residential mortgage loan totaling $178,000, received an additional 3 month deferral, due to the extent of damage to the property. Additionally, there were no loans that had a payment default during the year that were modified in the previous 12 months.

NOTE 9 BANK PREMISES AND EQUIPMENT

Depreciation expense for the year ended December 31, 2024 and 2023 was $1.2 million and $1.2 million, respectively. Bank premises and equipment as of December 31, 2024 and 2023 are summarized as follows:

(Dollars are in thousands)	2024	2023
Land	$6,441	$7,206
Buildings and improvements	14,664	15,329
Furniture and equipment	9,279	11,225
Construction in progress	-	16
	30,384	35,223
Less accumulated depreciation	(13,314)	(15,935)
Bank Premises and Equipment	$17,070	$17,841

NOTE 10 INCOME TAXES

The Company files a consolidated federal income tax return. The following summarizes the provision for income taxes and the related deferred tax components for the years ended December 31, 2024 and 2023.

Income tax expense is summarized as follows for the years ended December 31, 2024 and 2023:

(Dollars are in thousands)	2024	2023
Current income tax expense	$2,054	$2,139
Deferred tax expense	95	8
Income tax expense	$2,149	$2,147

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rate of 21% for years ended December 31, 2024 and 2023, respectively:

(Dollars are in thousands)	2024	2023

Income tax expense at the applicable federal rate	$2,637	$2,152
Permanent differences resulting from:
Prior year tax	2	-
Nondeductible expenses	13	12
Tax exempt interest income	(1)	(2)
Bank owned life insurance	(15)	(9)
Surrender of bank owned life insurance	60	-
Penalty on surrender of bank owned life insurance	29	-
Bank owned life insurance benefit	(329)	-
Other adjustments	23	(6)
Income tax expense	$2,149	$2,147

The net deferred tax assets and liabilities resulting from temporary differences as of December 31, 2024 and 2023, are summarized as follows:

(Dollars are in thousands)	2024	2023
Deferred tax assets
Allowance for credit losses	$1,828	$1,696
Deferred compensation	69	75
Unrealized loss on securities available for sale	3,186	3,098
Other real estate owned	17	15
Self-insured health insurance	166	267
Lease liability	771	866
Other	413	355
Total assets, gross	6,450	6,372

Deferred tax liabilities
Depreciation	385	565
Prepaid expenses	31	30
Deferred loan costs	428	450
Right-of-use asset	771	866
Total liabilities, gross	1,615	1,911
Net deferred tax asset	$4,835	$4,461

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

As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to increase significantly over the next twelve months. The company recognizes interest and penalties as a component of income tax expense.

The Company and Bank are subject to U. S. federal income tax, a capital-based franchise tax in the Commonwealth of Virginia; and income and excise taxes in West Virginia, Tennessee and North Carolina, respectively, based on earnings realized from business activities within each state. Years prior to 2021 are no longer subject to examination by taxing authorities.

NOTE 11 TIME DEPOSITS

The aggregate amount of time deposits that meet or exceed the Federal Deposit Insurance Corporation (“FDIC”) Insurance limit of $250,000 was $51.3 million and $52.8 million as of December 31, 2024 and 2023, respectively. Brokered time deposits totaled $3.0 million and $0 at December 31, 2024 and 2023, respectively. As of December 31, 2024, the scheduled maturities of time deposits are as follows (dollars are in thousands):

2025	$221,094
2026	29,197
2027	9,774
2028	3,603
2029	5,071
After five years	-
Total	$268,739

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

	For the year ended December 31,
(Dollars in thousands)	2024	2023
Beginning balance	$2,610	$1,559
New loans and advances on lines	2,895	1,750
Effects of changes in composition of related parties	—	1,557
Payments and other reductions	(1,430)	(2,256)
Ending balance	$4,075	$2,610

Total related party deposits held at the Bank were $17.9 million and $15.6 million as of December 31, 2024 and 2023, respectively.

NPB Insurance Services, Inc. holds a 39% membership interest in Lonesome Pine Title Agency, LLC, which provides title insurance.

NOTE 13 RETIREMENT AND OTHER BENEFIT PLANS

The Company has established a qualified defined contribution plan that covers all full-time employees. The Company matches employee contributions up to a maximum of 6% of their salary for 2024 and 2023, respectively. The Company contributed approximately $529,000 and $519,000 to the defined contribution plan during the years ended December 31, 2024 and 2023, respectively.

On February 27, 2023, the Board of Directors approved and adopted the New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan (the “Plan”). The Plan provides for cash incentive awards to Plan participants based on the Company’s quarterly earnings per share of common stock over the period specified in the Plan. Certain members of management are eligible to participate in the Plan. Individual awards are settled solely in cash, determined by multiplying quarterly earnings per share by the number of notional shares covered by a Plan award. Awards for up to 500,000 notional shares of common stock of the Company, adjusted to 750,000 shares in December 2023, may be granted under the Plan. The Plan does not grant participants equity in the Company and does not create any shareholders’ rights. For each award, a participant receives an allocation equal to earnings per share, for each share covered by the award, on a quarterly basis. Awards become vested in 25% increments, on each of the first through fourth anniversaries of the date of grant, subject to a participant’s continuous employment with the Company through the applicable anniversary. Awards are settled on the earliest of a participant’s separation from service, a change in control, or the ten-year anniversary of the Plan’s effective date. Vested portions of an award are generally paid in three installments. As of December 31, 2024 and 2023, 605,000 and 500,000 notional shares, respectively, have been awarded, and for the years ended December 31, 2024 and 2023 expense totaling $160,000 and $55,000 was recorded.

The Bank maintains a salary continuation plan for key executives which was established in 2002 and was funded by single premium life insurance policies. Expenses related to the plan were approximately $24,000 and $26,000 for the years ended December 31, 2024 and 2023, respectively.

NOTE 14 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the years ended December 31, 2024 and 2023:

	2024	2023
(Dollars in thousands)
Balance, beginning of year	$157	$261
Additions	1,330	124
Proceeds from sales	(1,474)	(132)
Adjustment of carrying value	(9)	—
Gains (losses) from sales	83	(96)
Balance, end of year	$87	$157

As of December 31, 2024, one loan secured by residential real estate totaling approximately $16,000 was in the process of foreclosure. As of December 31, 2023, four loans totaling approximately $401,000 were in the process of foreclosure, of which three loans totaling $117,000 were secured by residential real estate.

NOTE 15 BANK OWNED LIFE INSURANCE

As of December 31, 2024 and 2023, the Bank had an aggregate total cash surrender value of $0 and $4.6 million, respectively, on life insurance policies covering former key officers. During 2024 one policy was surrendered at market value resulting in a loss of $49,000. In December 2024, a death benefit receivable of $5.4 million was recorded, resulting in an income accrual of $1.6 million.

Excluding the loss on surrender and the accrual of income on the death benefit, the Company recognized income of approximately $73,000 and $40,000 during the years ended December 31, 2024 and 2023, respectively.

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

NOTE 17 LEASING ACTIVITIES

As of December 31, 2024, the Bank leases four branch offices and a former branch office now used as administrative offices, and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from December 2028 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of December 31, 2024 is 7.27 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of December 31, 2024 was 3.36%.

The Company’s operating lease costs for the years ended December 31, 2024 and 2023, as a result of the transactions discussed above, were $558,000 and $465,000, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of December 31, 2024, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2025	$554
2026	557
2027	578
2028	584
2029	492
Thereafter	1,243
Total lease payments	4,008
Less imputed interest	595

Total	$3,413

NOTE 18 BORROWED FUNDS

The following table presents the breakdown of borrowed funds as of December 31, 2024 and 2023:

	Short-term Borrowings				Long-term Borrowings
	FHLB Revolving Advances	Federal Funds Lines	FHLB Term Loans Short-Term	FRB Term Funding Program	FHLB Term Loans Long-Term	NPB Capital Trust I	NPB Capital Trust 2	Total
	(a)	(b)	(a) (c)	(d)	(a) (e)
(Dollars in thousands)
Balance December 31, 2024	$-	$-	$-	$-	$10,000	$9,831	$5,155	$24,986
Highest balance at any month-end	-	-	-	10,000	10,000	11,031	5,155
Average weighted balance	-	-	-	7,486	10,000	10,749	5,155	33,390
Average interest rate:
Paid during the year	0.00%	5.61%	0.00%	4.83%	3.51%	8.15%	7.30%	5.88%
At year-end	0.00%	0.00%	0.00%	0.00%	3.51%	7.52%	6.69%	5.74%

Balance December 31, 2023	$-	$-	$-	$10,000	$10,000	$11,031	$5,155	$36,186
Highest balance at any month-end	-	-	-	10,000	10,000	11,341	5,155
Average weighted balance	384	-	-	110	6,630	11,271	5,155	23,550
Average interest rate:
Paid during the year	4.96%	6.00%	0.00%	4.83%	3.51%	8.04%	7.20%	6.51%
At year-end	0.00%	0.00%	0.00%	4.83%	3.51%	8.26%	7.43%	5.88%

(a) – The Bank has the ability to borrow up to an additional $86.6 million from FHLB under a line of credit which is secured by a blanket lien on residential real estate loans. With additional collateral, the Bank’s total credit availability would be $196.1 million. The Bank had no overnight borrowings subject to daily rate changes from the FHLB at December 31, 2024 or 2023.

We have used our line of credit with FHLB to issue letters of credit totaling $14.0 million to the Treasury Board of Virginia for collateral on public funds deposited in the Bank. No draws on the letters of credit have been issued. The letters of credit are considered draws on our FHLB line of credit.

(b) – Federal funds lines consisted of $30.0 million in unsecured federal funds line of credit facilities with correspondent banks as of December 31, 2024 and 2023, respectively exclusive of any outstanding balance. The Company did not borrow from the lines other than to test the ability to access the lines.

(c) – As of December 31, 2024 and 2023, there were no short term FHLB advances outstanding.

(d) – A short-term, fixed rate borrowing under the FRB Bank Term Funding Program in the amount of $10.0 million at December 31, 2023, was prepaid without penalty during the fourth quarter of 2024.

(e) – As of December 31, 2024 and 2023, there was a fixed rate, FHLB advance in the amount of $10.0 million outstanding, which matures in 2028.

TPS I – On July 7, 2004, the Company completed the issuance of $11.3 million in floating rate trust preferred securities, maturing July 7, 2034, offered by its wholly owned subsidiary, NPB Capital Trust I (TPS I). The rate is determined quarterly and floats based on the 3-month Secured Overnight Financing Rate (SOFR) plus 260 basis points.   During 2024, a principal reduction of $1.2 million was paid. On January 7, 2025, a principal reduction of $3.0 million was paid.

TPS 2 – On September 27, 2006, the Company completed the issuance of $5.2 million in floating rate trust preferred securities, maturing October 7, 2036, offered by its wholly owned subsidiary, NPB Capital Trust 2 (TPS 2). The rate is determined quarterly and floats based on the 3-month SOFR plus 177 basis points.

Under the terms of the subordinated debt transactions, the securities have 30-year maturities and are redeemable, in whole or in part, without penalty, at the option of the Company after five years from the issuance date, and on a quarterly basis thereafter.

Following are maturities of borrowed funds as of December 31, 2024 (dollars in thousands):

2025	$-
2026	-
2027	-
2028	10,000
2029	-
2030 and thereafter	14,986
$24,986

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

Financial instruments whose contract amount represents credit risk as of December 31, 2024 and 2023 were as follows:

	2024	2023
(Dollars in thousands)
Commitments to extend credit	$108,316	$93,212
Standby letters of credit	2,617	3,968

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

NOTE 20 CREDIT ALLOWANCE FOR UNFUNDED COMMITMENTS

The Company maintains a separate allowance for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The allowance for credit losses for off-balance-sheet credit exposures is adjusted through a provision for credit losses in the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. As of December 31, 2024 the Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time, and those commitments are excluded from the credit losses estimate.

For the years end December 31, 2024 and 2023, the Company recorded a provision of $119,000 and a reversal of $63,000, respectively, to the liability for credit losses for unfunded commitments. As of December 31, 2024 and 2023, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $404,000 and $285,000, respectively.

NOTE 21 LEGAL CONTINGENCIES

In the course of operations, we may become a party to legal proceedings in the normal course of business. As of December 31, 2024, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, may materially impact the financial condition or liquidity of the Company.

NOTE 22 CAPITAL

Capital Requirements and Ratios

The Company meets eligibility criteria of a small bank holding company in accordance with the Board of Governors of the Federal Reserve System’s Small Bank Holding Company Policy Statement, and is no longer obligated to report consolidated regulatory capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of December 31, 2024, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2024 and 2023, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars are in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024:
Total Capital to Risk Weighted Assets	$101,769	16.19%	$ 50,300	8.00%	$62,875	10.00%
Tier 1 Capital to Risk Weighted Assets	93,907	14.94%	37,725	6.00%	50,300	8.00%
Tier 1 Capital to Average Assets	93,907	10.70%	35,113	4.00%	43,892	5.00%
Common Equity Tier 1 Capital
to Risk Weighted Assets	93,907	14.94%	28,294	4.50%	40,869	6.50%
December 31, 2023:
Total Capital to Risk Weighted Assets	$99,246	16.58%	$47,873	8.00%	$59,842	10.00%
Tier 1 Capital to Risk Weighted Assets	91,765	15.33%	35,905	6.00%	47,873	8.00%
Tier 1 Capital to Average Assets	91,765	11.11%	33,040	4.00%	41,300	5.00%
Common Equity Tier 1 Capital
to Risk Weighted Assets	91,765	15.33%	26,929	4.50%	38,897	6.50%

Accordingly, as of December 31, 2024 and 2023, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The Bank’s capital conservation buffer was 8.19% at December 31, 2024. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of both December 31, 2024 and 2023, the Common Equity Tier 1 Capital to Risk-weighted Assets ratio, the Tier 1 Capital to Risk-weighted Assets ratio, the Total Capital to Risk-weighted Assets ratio, and the Tier 1 Capital to Average Assets ratio of the Bank, all exceeded the minimum requirements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $96.0 million and $89.8 million as of December 31, 2024 and 2023, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Other Real Estate Owned – Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned.  These assets are carried at the lower of their carrying value or fair value.  Fair value is based upon observable market prices, when available, reduced by estimated disposition costs, which the Company considers to be nonrecurring Level 2 inputs. When observable market prices are not available, management determines the fair value of the foreclosed asset using independent third-party appraisals, evaluated to determine whether or not the property is further impaired below the appraised value, and adjusts for estimated costs of disposition. The Company records foreclosed assets as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were approximately $87,000 and $157,000 as of December 31, 2024 and 2023, respectively.

Assets and liabilities measured at fair value are as follows as of December 31, 2024:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$-	$7,961	$-
U.S. Government Agencies	-	8,805	-
Taxable municipals	-	18,524	-
Corporate bonds	-	2,253	-
Mortgage backed securities	-	58,441	-

(On a non-recurring basis) Other real estate owned	-	-	87
Collateral dependent loans with ACL:
Consumer installment and all other loans	-	-	11
Total	$1	$95,984	$98

Not included in the above table is a residential 1-4 family mortgage loan totaling $178,000 that has a specific allowance for credit loss allocation of 100% due to the destruction of the collateral.

Assets and liabilities measured at fair value are as follows as of December 31, 2023:

(Dollars are in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$-	$10,985	$-
U.S. Government Agencies	-	8,811	-
Taxable municipals	-	17,859	-
Corporate bonds	-	2,688	-
Mortgage backed securities	-	49,462	-

(On a non-recurring basis) Other real estate owned	-	-	157
Collateral dependent loans with ACL:
Commercial real estate	-	-	204
Total	$1	$89,805	$361

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2024 and 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at December 31, 2024	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Collateral dependent loans with ACL:
Commercial real estate	$-	$204	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Consumer and all other	$11	$-	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$87	$157	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

December 31, 2024
Financial instruments – assets
Net loans	$649,852	$633,023	$-	$-	$633,023

Financial instruments – liabilities
Time deposits	268,739	268,509	-	268,509	-
Borrowed funds	24,986	23,071	-	23,071	-

December 31, 2023
Financial instruments – assets
Net loans	$630,855	$604,736	$-	$-	$604,736

Financial instruments – liabilities
Time deposits	252,316	249,941	-	249,941	-
Borrowed funds	36,186	34,046	-	34,046	-

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

NOTE 24 REVENUE FROM CONTRACTS WITH CUSTOMERS

All of our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. The following table presents Noninterest Income by revenue stream for the years ended December 31, 2024 and 2023.

(Dollars in thousands)	2024	2023
Service charges and fees	$3,838	$3,886
Card processing and interchange income	3,702	3,730
Insurance and investment fees	1,328	1,084
Other noninterest income	2,386	1,249
Total noninterest income	$11,254	$9,949

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

NOTE 25 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the years ended December 31, 2024 and 2023:

(Dollars in thousands)	2024	2023
Other operating expenses	$3,605	$3,603
ATM network expense	1,540	1,489
Legal and professional fees	895	1,081
Core system termination costs	850	-
Loan related expenses	399	511
FDIC insurance premiums	386	360
Consulting fees	153	273
Advertising, sponsorships and donations	240	206
Printing and supplies	114	146
Other real estate owned expenses, net	(5)	126
Total	$8,177	$7,795

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

On February 24, 2025, the Board of Directors declared a dividend of $0.08 per share payable March 31, 2025 to shareholders of record as of March 17, 2025.

On January 24, 2025, the Board of Directors authorized the continuation of the Company’s repurchase of up to 500,000 shares of its common stock through March 31, 2026. This is a continuation of the repurchase program originally announced April 28, 2022, which was set to expire March 31, 2025. To the date of this announced continuation, 286,792 shares have been repurchased at an average price of $2.42 per share, leaving 213,208 shares available for repurchase. Repurchases made through this program will be made through open market purchases or in privately negotiated transactions.

NOTE 27 RECENT ACCOUNTING DEVELOPMENTS

The following is a summary of recent authoritative announcements:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 28 PARENT CORPORATION ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(Dollars in Thousands)
	2024	2023
ASSETS
Due from banks	$3,348	$427
Investment in subsidiaries	81,923	80,112
Other assets	746	787
Total assets	$86,017	$81,326

LIABILITIES
Accrued interest payable	$277	$322
Accrued expenses and other liabilities	13	7
Trust preferred securities	14,986	16,186
Total liabilities	15,276	16,515

SHAREHOLDERS’ EQUITY
Common stock - $2.00 par value, 50,000,000 shares authorized; 23,636,724 and 23,745,900 shares issued and outstanding at December 31, 2024 and 2023, respectively	47,273	47,492
Additional paid capital	14,451	14,514
Retained earnings	21,001	14,458
Accumulated other comprehensive loss	(11,984)	(11,653)
Total shareholders’ equity	70,741	64,811
Total liabilities and shareholders’ equity	$86,017	$81,326

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Dollars in thousands)
	2024	2023

Income
Miscellaneous income	$37	$38
Dividends from subsidiaries	7,144	2,600
Undistributed income of subsidiaries	2,142	5,677
Total income	9,323	8,315

Expenses
Trust preferred securities interest expense	1,248	1,274
Professional fees	116	106
Other operating expenses	42	42
Total expenses	1,406	1,422

Income before income taxes	7,917	6,893
Income tax benefit	(287)	(291)
Net income	$8,204	$7,184

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Dollars in thousands)

	2024	2023

Cash flows from operating activities
Net income	$8,204	$7,184
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(2,142)	(5,677)
Net decrease in other assets	41	364
Net (decrease) increase in accrued interest payable and other liabilities	(39)	13
Net cash provided by operating activities	6,064	1,884

Cash flows from financing activities:
Repayment of long-term debt	(1,200)	(310)
Repurchase of common stock	(282)	(237)
Cash dividends paid	(1,661)	(1,431)
Net cash used in financing activities	(3,143)	(1,978)

Net increase (decrease) in cash and cash equivalents	2,921	(94)
Cash and cash equivalents, beginning of year	427	521
Cash and cash equivalents, end of year	$3,348	$427

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” issued in 2013. Based on this assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2024.

Item 9B.	Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Election of Directors,” “Incumbent Directors Whose Terms Expire in 2026 and 2027,” “Executive Officers Who Are Not Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by its directors, officers and employees. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation

The information contained under the captions “Director Compensation” and “Executive Compensation and Related Party Transactions” in the 2025 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 2025 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Executive Compensation and Related Party Transactions” and “Corporate Governance” in the 2025 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Audit Information” in the 2025 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2024, and the year then ended was Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613, located in Roanoke, Virginia)

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The response to this portion of Item 15 is included in Item 8 above.

(a)(2) The response to this portion of Item 15 is included in Item 8 above.

(a)(3) The following exhibits are filed as part of this Form 10-K:

Exhibit
Number

3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities.
10.1*	Employment Agreement dated December 1, 2016 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2016).
10.2*	Employment Agreement dated May 14, 2019 between New Peoples Bank, Inc., and James W. Kiser (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 31, 2023).
10.3*	New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2023).
10.4*	Form of Award Agreement for New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 2, 2023).
10.5*	First Amendment dated as of August 7, 2023 to the Employment Agreement dated as of December 1, 2016 by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2023 filed November 14, 2023).
10.6*	Employment Agreement dated October 27, 2023 between New Peoples Bank, Inc. and Bryan Booher (incorporated by reference to Form 8-K filed November 2, 2023).
10.7*	New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan Amendment (incorporated by reference to Form 8-K filed December 18, 2023)
14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
19	New Peoples Bankshares, Inc. Insider Trading Policy
21	Subsidiaries of the Registrant.
24	Powers of Attorney (contained on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

The following materials for the Company’s 10-K Report for the year ended December 31, 2024, formatted in XBRL are being furnished, not filed. XBRL Taxonomy Extension Calculation Linkbase Document, XBRL Taxonomy Extension Definitions Linkbase Document, Taxonomy Extension Label Linkbase Document, XBRL Taxonomy Extension Label Linkbase Document.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JAMES W. KISER
James W. Kiser
Director, President and Chief Executive Officer

Date:	March 31, 2025

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer and Treasurer

Date:	March 31, 2025

By:	/s/ JOHN J. BOCZAR
John J. Boczar
Chief Accounting Officer and Secretary

Date:	March 31, 2205

POWER OF ATTORNEY

Each of the undersigned hereby appoints James W. Kiser and Christopher G. Speaks, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the Registrant), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the Commission) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the Report), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMES W. KISER	Director, President and	March 31, 2025
James W. Kiser	Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER G. SPEAKS	Executive Vice President and Chief Financial Officer	March 31, 2025
Christopher G. Speaks	(Principal Financial Officer)

/s/ JOHN J. BOCZAR	Chief Accounting Officer	March 31, 2025
John J. Boczar	(Principal Accounting Officer)

/s/ TIM W. BALL	Director	March 31, 2025
Tim W. Ball

/s/ GINA D. BOGGESS	Director	March 31, 2025
Gina D. Boggess

/s/ J. ROBERT BUCHANAN	Director	March 31, 2025
J. Robert Buchanan

/s/ JOE M CARTER	Director	March 31, 2025
Joe M. Carter

/s/ JOHN D. COX	Director	March 31, 2025
John D. Cox

/s/ HAROLD LYNN KEENE	Chairman, Director	March 31, 2025
Harold Lynn Keene

/s/ BARTON SCOT LONG	Director	March 31, 2025
Barton Scott Long

/s/ MICHAEL G. MCGLOTHLIN	Director	March 31, 2025
Michael G. McGlothlin

/s/ B. SCOTT WHITE	Vice Chairman, Director	March 31, 2025
B.Scott White