Form 10-Q
period 2025-03-31
NEW PEOPLES BANKSHARES INC
filed 2025-05-15
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock was 23,607,903 as of May 07, 2025.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2025 AND DECEMBER 31, 2024

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and due from banks	16,486	$13,218
Interest-bearing deposits with banks	66,632	54,300
Federal funds sold	162	150
Total cash and cash equivalents	83,280	67,668
Investment securities available-for-sale, at fair value	98,625	95,984
Loans receivable	670,731	657,536
Allowance for credit losses	(7,832)	(7,684)
Net loans	662,899	649,852
Bank premises and equipment, net	17,035	17,070
Other real estate owned	57	87
Accrued interest receivable	3,647	3,458
Deferred taxes, net	4,310	4,809
Insurance benefit receivable	—	5,417
Right-of-use assets – operating leases	3,348	3,413
Other assets	7,546	7,167
Total assets	880,747	$854,925
LIABILITIES
Deposits:
Noninterest bearing	234,094	$224,938
Interest-bearing	542,756	525,044
Total deposits	776,850	749,982
Borrowed funds	21,986	24,986
Lease liabilities – operating leases	3,348	3,413
Accrued interest payable	1,348	1,442
Accrued expenses and other liabilities	4,643	4,361
Total liabilities	808,175	784,184
SHAREHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized; 23,613,947 and 23,636,724 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	47,228	47,273
Additional paid-in-capital	14,428	14,451
Retained earnings	21,020	21,001
Accumulated other comprehensive loss	(10,104)	(11,984)
Total shareholders’ equity	72,572	70,741
Total liabilities and shareholders’ equity	880,747	$854,925

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended
	March 31,

INTEREST AND DIVIDEND INCOME	2025	2024
Loans including fees	$9,912	$9,213
Federal funds sold	2	2
Interest-earning deposits with banks	692	826
Investments	702	530
Dividends on equity securities (restricted)	43	43
Total interest and dividend income	11,351	10,614

INTEREST EXPENSE
Deposits	3,449	3,151
Borrowed funds	292	533
Total interest expense	3,741	3,684

NET INTEREST INCOME	7,610	6,930

PROVISION FOR (RECOVERY OF) CREDIT LOSSES	259	(43)

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) CREDIT LOSSES	7,351	6,973

NONINTEREST INCOME
Service charges and fees	877	915
Card processing and interchange	865	895
Financial services fees	318	322
Net gain (loss) on sale and disposal of premises and equipment	2	(33)
Other noninterest income	351	222
Total noninterest income	2,413	2,321

NONINTEREST EXPENSES
Salaries and employee benefits	3,798	3,647
Occupancy and equipment expense	984	869
Data processing and telecommunications	634	644
Other operating expenses	1,856	1,817
Total noninterest expenses	7,272	6,977

INCOME BEFORE INCOME TAXES	2,492	2,317

INCOME TAX EXPENSE	584	531

NET INCOME	$1,908	$1,786

Earnings per share
Basic and diluted	$0.08	$0.08

Average Weighted Shares of Common Stock
Basic and diluted	23,626,617	23,736,387

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

NET INCOME	$1,908	$1,786

Other comprehensive income (loss):
Investment securities activity
Unrealized gains (losses) arising during the period	2,380	(1,056)
Related tax (expense) benefit	(500)	221
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,880	(835)
TOTAL COMPREHENSIVE INCOME	$3,788	$951

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2023	23,746	$47,492	$14,514	$14,458	$(11,653)	$64,811
Net income	—	—	—	1,786	—	1,786
Other comprehensive loss, net of tax	—	—	—	—	(835)	(835)
Cash dividend declared ($0.07 per share)	—	—	—	(1,661)	—	(1,661)
Repurchase of common stock	(34)	(69)	(16)	—	—	(85)
Balance, March 31, 2024	23,712	$47,423	$14,498	$14,583	$(12,488)	$64,016

Balance, December 31, 2024	23,637	$47,273	$14,451	$21,001	$(11,984)	$70,741
Net income	—	—	—	1,908	—	1,908
Other comprehensive income, net of tax	—	—	—	—	1,880	1,880
Cash dividend declared ($0.08 per share)	—	—	—	(1,889)	—	(1,889)
Repurchase of common stock	(23)	(45)	(23)	—	—	(68)
Balance, March 31, 2025	23,614	$47,228	$14,428	$21,020	$(10,104)	$72,572

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(IN THOUSANDS)

(UNAUDITED)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,908	$1,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	374	424
Provision for (recovery of) credit losses	259	(43)
Income on bank owned life insurance	—	(18)
Gain on sale of mortgage loans	(9)	(4)
(Gain) loss on sale or disposal of premises and equipment	(2)	33
Loans originated for sale	(380)	(105)
Proceeds from sales of loans originated for sale	389	109
Net amortization/accretion of bond premiums/discounts	15	71
Deferred tax benefit	(1)	(261)
Net change in:
Accrued interest receivable	(189)	(19)
Other assets	(365)	(331)
Accrued interest payable	(94)	304
Accrued expenses and other liabilities	125	368
Net cash provided by operating activities	2,030	2,314

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(13,214)	(337)
Purchase of securities available-for-sale	(2,939)	(3,098)
Proceeds from repayments and maturities of securities available-for-sale	2,663	2,762
Net purchase of equity securities (restricted)	(20)	(36)
Payments for the purchase of premises and equipment	(268)	(299)
Proceeds from sale of premises and equipment	2	—
Proceeds from sale of other real estate owned	30	—
Proceeds from bank owned life insurance benefit	5,417	—
Net cash used in investing activities	(8,329)	(1,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	3,000	—
Net change in noninterest bearing deposits	9,156	791
Net change in interest-bearing deposits	17,712	23,521
Dividends paid	(1,889)	(1,661)
Repurchase of common stock	(68)	(85)
Net cash provided by financing activities	24,911	22,566

Net increase in cash and cash equivalents	21,911	23,872
Cash and cash equivalents, beginning of the period	67,668	64,977
Cash and cash equivalents, end of the period	$83,280	$88,849

Supplemental disclosure of cash paid during the period for:
Interest	$3,835	$3,380
Supplemental disclosure of non-cash transactions:
Change in unrealized losses on securities available-for-sale	2,380	(1,056)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2025 and December 31, 2024, and the results of operations for the three-month periods ended March 31, 2025 and 2024. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in the Company’s Annual report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2024 except for the following:

Accounting Standards Adopted in 2025 –

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 was effective for the Company on January 1, 2025. The adoption of this standard had no material impact on the consolidated financial statements.

NOTE 3 EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three-month periods ended March 31, 2025 and 2024, there were no potential common shares. Basic and diluted net income per common share calculations follow:

(Dollars in thousands, except per share data)	For the three months ended March 31,
	2025	2024
Net income	$1,908	$1,786
Weighted average shares outstanding	23,626,617	23,736,387
Weighted average dilutive shares outstanding	23,626,617	23,736,387

Basic and diluted earnings per share	$0.08	$0.08

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer required is 2.50%. At March 31, 2025, the Bank had a capital conservation buffer of 7.86%. Amounts recorded to accumulated other comprehensive income (loss) are not included in computing regulatory capital. Management believes as of March 31, 2025, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2025 and December 31, 2024, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025:
Total capital to risk weighted assets	101,829	15.86%	$51,351	8.00%	$64,188	10.00%
Tier 1 capital to risk weighted assets	93,802	14.61%	38,513	6.00%	51,351	8.00%
Tier 1 capital to average assets	93,802	10.67%	35,162	4.00%	43,953	5.00%
Common equity Tier 1 capital
to risk weighted assets	93,802	14.61%	28,885	4.50%	41,722	6.50%

December 31, 2024:
Total capital to risk weighted assets	101,769	16.19%	$50,300	8.00%	62,875	10.00%
Tier 1 capital to risk weighted assets	93,907	14.94%	37,725	6.00%	50,300	8.00%
Tier 1 capital to average assets	93,907	10.70%	35,113	4.00%	43,892	5.00%
Common equity Tier 1 capital
to risk weighted assets	93,907	14.94%	28,294	4.50%	40,869	6.50%

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (“AFS”) securities as of March 31, 2025 and December 31, 2024 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2025
U.S. Treasuries	$7,617	$1	$313	$7,305
U.S. Government Agencies	9,855	21	481	9,395
Taxable municipals	23,928	2	4,704	19,226
Corporate bonds	2,500	3	201	2,302
Mortgage backed securities	67,516	104	7,223	60,397
Total securities available-for-sale	$111,416	$131	$12,922	$98,625
December 31, 2024
U.S. Treasuries	$8,370	$—	$409	$7,961
U.S. Government Agencies	9,380	11	586	8,805
Taxable municipals	23,940	—	5,416	18,524
Corporate bonds	2,499	—	246	2,253
Mortgage backed securities	66,965	11	8,535	58,441
Total securities available-for-sale	$111,154	$22	$15,192	$95,984

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
U.S. Treasuries	$—	$—	$6,303	$313	$6,303	$313
U.S. Government Agencies	741	13	5,871	468	6,612	481
Taxable municipals	718	73	17,526	4,631	18,244	4,704
Corporate bonds	—	—	1,799	201	1,799	201
Mortgage backed securities	6,861	108	41,971	7,115	48,832	7,223
Total	$8,320	$194	$73,470	$12,728	$81,790	$12,922

December 31, 2024
U.S. Treasuries	$980	$20	$6,981	$389	$7,961	$409
U.S. Government Agencies	2,221	38	6,026	548	8,247	586
Taxable municipals	1,559	212	16,965	5,204	18,524	5,416
Corporate bonds	499	1	1,755	245	2,254	246
Mortgage backed securities	14,982	311	42,018	8,224	57,000	8,535
Total	$20,241	$582	$73,745	$14,610	$93,986	$15,192

As of March 31, 2025, the available-for-sale portfolio included 174 investments for which the fair market value was less than amortized cost. As of December 31, 2024, the available-for-sale portfolio included 195 investments for which the fair market value was less than amortized cost. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not plan to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities are past due as to principal or interest payments and a number of these securities have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified.”

Investment securities with a carrying value of $36.1 million and $35.2 million as of March 31, 2025 and December 31, 2024, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of available-for-sale investment securities during the three months ended March 31, 2025 and 2024.

The amortized cost and fair value of investment securities as of March 31, 2025, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$3,236	$3,194	2.03%
Due after one year through five years	12,516	12,051	2.08%
Due after five years through ten years	23,418	21,908	3.18%
Due after ten years	72,246	61,472	3.02%
Total	$111,416	$98,625	2.56%

The Bank, as a member bank of the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in other assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.7 million and $2.7 million as of March 31, 2025 and December 31, 2024, respectively. The stock has no quoted market value and no ready market exists. When evaluating these securities for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Equity securities are viewed as long-term investments and management believes the Company has the ability and the intent to hold these securities until their value is recovered.

NOTE 6 LOANS

Loans receivable outstanding as of March 31, 2025, and December 31, 2024, are summarized as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Real estate secured:
Commercial	$249,143	$243,646
Construction and land development	35,875	36,112
Residential 1-4 family	237,664	234,860
Multifamily	32,157	32,379
Farmland	17,927	16,921
Total real estate loans	572,766	563,918
Commercial	62,021	60,587
Agriculture	5,004	4,025
Consumer installment and all other loans	30,940	29,006
Total loans	$670,731	$657,536

Also included in total loans above are deferred loan fees of $2.1 million and $2.0 million as of March 31, 2025 and December 31, 2024, respectively. Deferred loan costs were $1.9 million and $1.9 million, as of March 31, 2025 and

December 31, 2024, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or costs is recognized at that time.

Loans receivable on nonaccrual status as of March 31, 2025, and December 31, 2024, are summarized as follows:

	March 31, 2025			December 31, 2024
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
(Dollars in thousands)
Real estate secured:
Commercial	$405	$-	$405	$411	$-	$411
Construction and land development	329	-	329	300	-	300
Residential 1-4 family	2,689	178	2,867	2,232	178	2,410
Total real estate loans	3,423	178	3,601	2,943	178	3,121
Commercial	59	-	59	66	-	66
Agriculture	-	802	802	-	-	-
Consumer installment loans and other loans	45	-	45	56	14	70

Total loans receivable on nonaccrual status	$3,527	$980	$4,507	$3,081	$192	$3,273

Total interest income not recognized on nonaccrual loans for the three months ended March 31, 2025, and March 31, 2024, was $38,000 and $26,000, respectively.

The Company evaluates loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods. The following table presents the unpaid principal balance of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Unpaid Principal Balance	Related Allowance	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)
Real estate secured:
Commercial	$396	$-	$396	$-
Construction and land development	300	-	300	-
Residential 1-4 family	1,388	178	1,008	177
Total real estate loans	2,084	178	1,704	177
Agriculture	802	78	-	-
Consumer installment loans and other loans	-	-	13	3

Total	$2,886	$256	$1,717	$180

The following table is an age analysis of past due loans receivable as of March 31, 2025, segregated by class:

March 31, 2025 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$326	$—	$396	$722	$248,421	$249,143
Construction and land development	—	—	300	300	35,575	35,875
Residential 1-4 family	1,692	633	477	2,802	234,862	237,664
Multifamily	—	—	—	—	32,157	32,157
Farmland	205	—	—	205	17,722	17,927
Total real estate loans	2,223	633	1,173	4,029	568,737	572,766
Commercial	—	26	13	39	61,982	62,021
Agriculture	815	—	—	815	4,189	5,004
Consumer installment and all other loans	113	7	2	122	30,818	30,940
Total loans	$3,151	$666	$1,188	$5,005	$665,726	$670,731

The following table is an age analysis of past due loans receivable as of December 31, 2024, segregated by class:

December 31, 2024 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$255	$156	$411	$243,235	$243,646
Construction and land development	3	333	—	336	35,776	36,112
Residential 1-4 family	2,413	1,810	510	4,733	230,127	234,860
Multifamily	—	—	—	—	32,379	32,379
Farmland	207	—	—	207	16,714	16,921
Total real estate loans	2,623	2,398	666	5,687	558,231	563,918
Commercial	166	77	—	243	60,344	60,587
Agriculture	37	—	—	37	3,988	4,025
Consumer installment and all other loans	89	88	30	207	28,799	29,006
Total loans	$2,915	$2,563	$696	$6,174	$651,362	$657,536

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

The following table presents the credit risk grade of loans by origination year as of March 31, 2025:

As of March 31, 2025
(Dollars are in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate
Pass	$8,844	$19,769	$46,919	$47,054	$45,056	$80,724	$370	$248,736
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	255	142	10	—	407
Total commercial real estate	$8,844	$19,769	$46,919	$47,309	$45,198	$80,734	$370	$249,143

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$1,978	$20,627	$4,979	$2,183	$2,176	$3,602	$—	$35,545
Special mention	—	—	—	—	—	—	—	—
Substandard	—	330	—	—	—	—	—	330
Total construction and land development	$1,978	$20,957	$4,979	$2,183	$2,176	$3,602	$—	$35,875

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$8,658	$20,312	$24,553	$28,797	$38,591	$84,010	$28,852	$233,773
Special mention	—	—	—	—	—	292	—	292
Substandard	—	104	255	40	786	2,270	144	3,599
Total residential 1-4 family	$8,658	$20,416	$24,808	$28,837	$39,377	$86,572	$28,996	$237,664

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Pass	$552	$1,500	$4,635	$10,208	$6,759	$8,503	$—	$32,157
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multifamily	$552	$1,500	$4,635	$10,208	$6,759	$8,503	$—	$32,157

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$1,496	$2,666	$1,331	$1,983	$2,773	$7,538	$—	$17,787
Special mention	—	—	—	—	—	140	—	140
Substandard	—	—	—	—	—	—	—	—
Total farmland	$1,496	$2,666	$1,331	$1,983	$2,773	$7,678	$—	$17,927

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$8,021	$15,816	$12,275	$3,980	$2,029	$3,312	$16,527	$61,960
Special mention	—	—	—	—	—	2	—	2
Substandard	—	—	—	—	26	—	33	59
Total commercial	$8,021	$15,816	$12,275	$3,980	$2,055	$3,314	$16,560	$62,021

Current period gross charge-offs	$—	$(8)	$—	$—	$—	$—	$(10)	$(18)

Agriculture
Pass	$356	$863	$290	$299	$165	$170	$2,044	$4,187
Special mention	—	—	—	—	—	—	—	—
Substandard	—	305	—	—	—	16	496	817
Total agriculture	$356	$1,168	$290	$299	$165	$186	$2,540	$5,004

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and All Other
Pass	$5,526	$12,546	$6,301	$2,368	$1,185	$1,868	$1,108	$30,902
Special mention	—	—	—	—	—	—	—	—
Substandard	—	3	14	10	9	2	—	38
Total consumer and all other	$5,526	$12,549	$6,315	$2,378	$1,194	$1,870	$1,108	$30,940

Current period gross charge-offs	$(35)	$(8)	$(7)	$(5)	$(1)	$(4)	$—	$(60)

Total	$35,431	$94,841	$101,552	$97,177	$99,697	$192,459	$49,574	$670,731
Total current period gross charge-offs	$(35)	$(16)	$(7)	$(5)	$(1)	$(4)	$(10)	$(78)

The following table presents the credit risk grade of loans by origination year as of December 31, 2024:

As of December 31, 2024
(Dollars are in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate
Pass	$20,653	$47,052	$43,553	$46,902	$27,155	$56,369	$1,541	$243,225
Special mention	—	—	—	—	—	9	—	9
Substandard	—	—	255	141	—	16	—	412
Total commercial real estate	$20,653	$47,052	$43,808	$47,043	$27,155	$56,394	$1,541	$243,646

Current period gross charge-offs	$—	$—	$—	$(179)	$—	$—	$(1)	$(180)

Construction and Land Development
Pass	$17,654	$5,078	$6,240	$3,019	$1,719	$2,089	$—	$35,799
Special mention	—	—	—	—	—	12	—	12
Substandard	301	—	—	—	—	—	—	301
Total construction and land development	$17,955	$5,078	$6,240	$3,019	$1,719	$2,101	$—	$36,112

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$19,094	$27,861	$29,510	$38,329	$11,265	$78,424	$26,933	$231,416
Special mention	—	—	—	—	—	319	—	319
Substandard	104	257	42	723	238	1,647	114	3,125
Total residential 1-4 family	$19,198	$28,118	$29,552	$39,052	$11,503	$80,390	$27,047	$234,860

Current period gross charge-offs	$—	$(38)	$—	$—	$—	$(37)	$—	$(75)

Multifamily
Pass	$1,564	$4,829	$10,313	$6,818	$2,505	$6,350	$—	$32,379
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multifamily	$1,564	$4,829	$10,313	$6,818	$2,505	$6,350	$—	$32,379

Current period gross charge-offs	$—	$(53)	$—	$—	$—	$(42)	$—	$(95)

Farmland
Pass	$2,669	$1,333	$2,045	$2,812	$730	$7,186	$—	$16,775
Special mention	—	—	—	—	—	146	—	146
Substandard	—	—	—	—	—	—	—	—
Total farmland	$2,669	$1,333	$2,045	$2,812	$730	$7,332	$—	$16,921

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$18,298	$13,490	$4,780	$2,305	$801	$2,560	$18,284	$60,518
Special mention	—	—	—	—	—	2	—	2
Substandard	1	—	—	31	—	—	35	67
Total commercial	$18,299	$13,490	$4,780	$2,336	$801	$2,562	$18,319	$60,587

Current period gross charge-offs	$—	$(34)	$(55)	$—	$—	$—	$(73)	$(162)

Agriculture
Pass	$1,333	$322	$339	$232	$35	$195	$1,553	$4,009
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	16	—	16
Total agriculture	$1,333	$322	$339	$232	$35	$211	$1,553	$4,025

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and All Other
Pass	$14,500	$7,982	$2,706	$1,276	$424	$880	$1,158	$28,926
Special mention	—	—	—	—	—	—	—	—
Substandard	17	22	20	19	2	—	—	80
Total consumer and all other	$14,517	$8,004	$2,726	$1,295	$426	$880	$1,158	$29,006

Current period gross charge-offs	$(163)	$(62)	$(14)	$(7)	$(9)	$—	$(24)	$(279)

Total	$96,188	$108,226	$99,803	$102,607	$44,874	$156,220	$49,618	$657,536
Total current period gross charge-offs	$(163)	$(187)	$(69)	$(186)	$(9)	$(79)	$(98)	$(791)

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

The following table presents a disaggregated analysis of activity in the allowance for credit losses for loans as of March 31, 2025 and December 31, 2024:

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Three months ended March 31, 2025
Beginning balance	$2,565	$322	$2,923	$382	$149	$751	$36	$556	$7,684
Charge-offs	—	—	—	—	—	(18)	—	(60)	(78)
Recoveries	$—	$15	$10	$3	3	1	—	27	59
Provision for credit losses	27	(21)	(24)	(13)	3	37	78	80	167
Ending balance	$2,592	$316	$2,909	$372	$155	$771	$114	$603	$7,832

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Year ended December 30, 2024
Beginning balance	$—	$104	$255	$40	$786	$2,270	$144	$3,599	$7,198
Charge-offs	(180)	—	(75)	(95)	—	(162)	—	(279)	(791)
Recoveries	106	44	100	—	297	9	—	157	713
Provision for credit losses	2,639	174	2,643	437	(934)	(1,366)	(108)	(2,921)	564
Ending balance	$2,565	$322	$2,923	$382	$149	$751	$36	$556	$7,684

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

NOTE 8 MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, against the allowance for credit losses, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

On February 15, 2025, severe flash flooding occurred in Tazewell and Buchanan, Counties Virgina. On September 27, 2024, Hurricane Helene passed through western North Carolina, southwest Virginia and northeast Tennessee, causing flood and wind damage in its path. To assist borrowers impacted by these natural disasters, we offered short-term payment deferrals of 3 to 6 months. As of March 31, 2025, 54 loans totaling $8.1 million are participating in the deferral program. One loan totaling $13,000 was in default, and another loan totaling $178,000 was extended beyond the terms of the short-term deferral program. As of December 31, 2024, 36 loans totaling $9.2 million are participating in the deferral program. One of these loans, a residential mortgage loan totaling $178,000, received an additional 3-month deferral, due to the extent of damage to the property. There were no loans modified to borrowers experiencing financial difficulties in the three-month period ended March 31, 2025, other than those impacted by the natural disasters.

NOTE 9 CREDIT ALLOWANCE FOR UNFUNDED COMMITMENTS

The Company maintains a separate allowance for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The allowance for credit losses for off-balance-sheet credit exposures is adjusted through a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

As of March 31, 2025 and December 31, 2024, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $496,000 and $404,000, respectively. During the three months ended March 31, 2025, $92,000 was included in the Provision for Credit Losses.

NOTE 10 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the three months ended March 31, 2025, and the year ended December 31, 2024:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Balance, beginning of period	$87	$157
Additions	—	1,330
Proceeds from sales	(30)	(1,474)
Adjustment of carrying value	—	(9)
Net gains from sales	—	83
Balance, end of period	$57	$87

As of March 31, 2025 five loans secured by residential real estate, totaling $197,000 were in the process of foreclosure.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available-for-sale - Investment securities AFS are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s AFS securities, totaling $98.6 million and $96.0 million as of March 31, 2025 and December 31, 2024, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Assets and liabilities measured at fair value are as follows as of March 31, 2025 and December 31, 2024:

March 31, 2025 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$7,305	$—
U.S. Government Agencies	—	9,395	—
Taxable municipals	—	19,226	—
Corporate bonds	—	2,302	—
Mortgage-backed securities	—	60,397	—

(On a non-recurring basis) Other real estate owned	—	—	57
Collateral dependent loans with ACL:
Agriculture	—	—	724
Total	$—	$98,625	$781

December 31, 2024 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$7,961	—
U.S. Government Agencies	—	8,805	$—
Taxable municipals	—	18,524	—
Corporate bonds	—	2,253	—
Mortgage-backed securities	—	58,441	—

(On a non-recurring basis) Other real estate owned	—	—	87
Collateral dependent loans with ACL:
Consumer installment and all other loans	—	—	11
Total	$—	$95,984	$98

Not included in the tables above as of March 31, 2025 and December 31, 2024 is a residential 1-4 family mortgage loan totaling $178,000 that has a specific allowance for credit loss allocation of 100% due to the destruction of the collateral.

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at March 31, 2025	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Collateral dependent loans with ACL:
Agriculture	$724	$—	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Consumer and all other	—	11	Appraised Value/Other estimates from Independent Sources	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$57	$87	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of March 31, 2025, and December 31, 2024, are as follows:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

March 31, 2025
Financial instruments – assets
Net loans	$662,899	$647,770	$—	$—	$647,770

Financial instruments – liabilities
Time deposits	272,608	272,295	—	272,295	—
Borrowed funds	21,986	20,227	—	20,227	—

December 31, 2024
Financial instruments – assets
Net loans	$649,852	$633,023	$—	$—	$633,023

Financial instruments – liabilities
Time deposits	268,739	268,509	—	268,509	—
Borrowed funds	24,986	23,071	—	23,071	—

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

NOTE 12 LEASING ACTIVITIES

As of March 31, 2025, the Bank leases four branch offices, one administrative office, one loan production office and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from 2028 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of March 31, 2025 was 6.98 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of March 31, 2025 was 3.37%.

For the three months ended March 31, 2025 and 2024, operating lease expenses were $142,000 and $140,000, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of March 31, 2025, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2025	$431
2026	575
2027	596
2028	586
2029	492
Thereafter	1,243
Total lease payments	3,923
Less: imputed interest	(575)
Total	$3,348

NOTE 13 BORROWED FUNDS

Borrowed funds totaled $21,986 and $24,986 as of March 31, 2025 and December 31, 2024, respectively. For additional information on borrowed funds, refer to Note 18 in Item 8 of Form 10-K for the year ended December 31, 2024. On January 7, 2025, a voluntary principal payment of $3.0 million was made on an outstanding trust preferred security.

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. Refer to Note 24 in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of how each revenue stream is accounted for under ASC 606. The following table presents noninterest income by revenue stream for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024
Service charges and fees	877	$915
Card processing and interchange income	865	895
Financial services fees	318	322
Other noninterest income	353	189
Total noninterest income	2,413	$2,321

NOTE 15 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended March 31,
(Dollars in thousands)	2025	2024
Other operating expenses	$879	$895
ATM network expense	428	376
Legal, accounting, and professional fees	237	234
FDIC insurance premiums	98	92
Loan related expenses	79	94
Advertising	67	53
Consulting fees	42	40
Printing and supplies	25	29
Other real estate owned expenses, net	1	4
Total other operating expenses	$1,856	$1,817

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

Critical Accounting Policies

For discussion of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 2 Summary of Significant Accounting Policies, in Item 1 of this Form 10-Q. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our allowance for credit losses.

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

Overview and Highlights

Net income for the three months ended March 31, 2025 was $1.9 million, an increase of $122,000, or 6.83%, from the same period in 2024. Net interest income increased 9.81%, or $680,000, from $6.9 million for the quarter ended March 31, 2024 to $7.6 million for the quarter ended March 31, 2025. The increase was primarily due to an increase in the yield and average balance of earning assets, specifically loans which increased 27 basis points (”bps”) and $23.5 million when comparing the first three months of 2025 to 2024.

The balance sheet grew to $880.7 million in total assets as of March 31, 2025, from $854.9 million as of December 31, 2024. Gross loans increased $13.2 million to $670.7 million as of March 31, 2025. Additionally, interest-bearing deposits in other banks increased $12.3 million to $66.6 million as of March 31, 2025. During the first three months of 2025 total deposits increased $26.9 million or 14.53% annualized to $776.9 million.

A dividend of $0.08 per share was paid to shareholders during the first quarter of 2025, a 14.3% increase over the dividend paid in 2024.

During the first quarter of 2025, we extended a previously announced stock repurchase program, to continue through March 31, 2026. Since the inception of the program through March 31, 2025, the Company has repurchased 308,139 shares at an average price of $2.46 per share.

Comparison of the Three Months ended March 31, 2025 and 2024

Quarter-to-date highlights include:

·	Returns on average assets and equity of 0.90% and 10.78% for the first quarter of 2025, compared to 0.86% and 11.11% for the first quarter of 2024, respectively;
·	Net interest margin was 3.69% for the first quarter of 2025 compared to 3.48% for the first quarter of 2024;
·	Net interest income was $7.6 million for the first quarter of 2025, an increase of $680,000, or 9.81%, compared to the first quarter of 2024;
·	Noninterest income was $2.4 million, an increase of $92,000, or 3.96%, during the first quarter of 2025 compared to the first quarter of 2024; and
·	Noninterest expense was $7.3 million, an increase of $295,000, or 4.23%, for the first quarter of 2025 compared to the first quarter of 2024.

During the first quarter of 2025, interest income increased $737,000 to $11.4 million due to the combination of an increase of 19 bps in the yield on earning assets to 5.51% and a $32.7 million increase in the average balance of earning assets. The loan portfolio was the primary driver of both increases, as the yield rose 27 bps to 6.10%, while the average balance increased $23.5 million for the comparative quarters ending March 31, 2025 and 2024. Investment securities contributed $172,000 as the average balance, excluding the unrealized loss, increased $6.7 million and the yield rose 52 bps, as we reinvest cash flows and grow the portfolio in a higher interest rate environment. The increased interest income was partially offset by increased interest expense which rose $57,000 to $3.7 million during the first quarter of 2025 as compared to $3.7 million reported for the same period in 2024. Interest-bearing deposits accounted for $298,000 of the increase as the average rate increased 7 bps and the average balance increased $37.0 million for the comparative quarters ending March 31, 2025 and 2024. The increase attributable to interest-bearing deposits was partially offset by a decrease in the cost of borrowed funds, which decreased 57 bps to 5.26%, as the related interest expense decreased $241,000. The decline was also impacted by the decreased average balance related to a $10 million borrowing from the Federal Reserve Bank under the Bank Term Funding Program that was repaid in October 2024, combined with $4.2 million in principal payments made on trust preferred securities in October 2024 and January 2025. In addition, the variable rate paid on the trust preferred securities decreased as overnight and short-term borrowing rates declined during the last half of 2024. As a result, the cost of total interest-bearing liabilities decreased 4 bps to 2.73% during the first quarter of 2025 as compared to the first quarter of 2024. As a result, net interest income for the quarter ended March 31, 2025 increased $680,000, or 9.81%, when compared to the quarter ended March 31, 2024, while the net interest margin increased 21 bps to 3.69% for the quarter ending March 31, 2025, as compared to 3.48% for the same period in 2024 due to the increase in the yield on earning assets outpacing the cost of funds.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

Three Months Ended March 31,

	2025			2024
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$659,022	$9,912	6.10%	$635,571	$9,213	5.83%
Federal funds sold	139	2	4.40%	121	2	5.31%
Interest bearing deposits in other banks	64,406	692	4.36%	61,940	826	5.36%
Taxable investment securities	111,306	745	2.71%	104,566	573	2.19%
Total earning assets	834,873	11,351	5.51%	802,198	10,614	5.32%
Less: Allowance for credit losses	(7,788)			(7,426)
Non-earning assets	37,411			38,791
Total assets	$864,496			$833,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,394	$137	0.77%	$72,144	$137	0.76%
Savings and money market deposits	186,941	779	1.69%	160,832	543	1.36%
Time deposits	274,564	2,533	3.74%	263,972	2,471	3.77%
Total interest-bearing deposits	533,899	3,449	2.62%	496,948	3,151	2.55%
Other borrowings	10,000	88	3.51%	20,000	209	4.13%
Trust preferred securities	12,186	204	6.69%	16,186	324	7.91%
Total borrowed funds	22,186	292	5.26%	36,186	533	5.83%
Total interest-bearing liabilities	556,085	3,741	2.73%	533,134	3,684	2.77%
Non-interest-bearing deposits	227,045			226,246
Other liabilities	9,580			9,519
Total liabilities	792,710			768,899
Shareholders’ equity	71,786			64,664
Total liabilities and shareholders’ equity	$864,496			$833,563
Net interest income		$7,610			$6,930
Net interest margin			3.69%			3.48%
Net interest spread			2.78%			2.55%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Volume and Rate Analysis

Increase (decrease)

	Three Months Ended 2025 Compared to 2024
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest income:
Loans	$1,367	$1,714	$(2,382)	$699
Federal funds sold	1	(1)	-	-
Interest bearing deposits in other banks	132	(622)	356	(134)
Taxable investment securities	148	544	(520)	172
Total earning assets	1,648	1,635	(2,546)	737

Interest expense:
Interest-bearing demand deposits	2	3	(5)	-
Savings and money market deposits	355	534	(653)	236
Time deposits	399	(62)	(275)	62
Other borrowings	(413)	(124)	416	(121)
Trust preferred securities	(316)	(197)	393	(120)
Total interest-bearing liabilities	27	154	(124)	57
Change in net interest income	$1,621	$1,481	$(2,422)	$680

The provision for credit losses charged to the income statement for the quarter ended March 31, 2025 was $259,000 compared to a net reversal of $43,000 for the three months ended March 31, 2024. The March 2025 provision reflects the impact of valuation allowances for two specifically assessed borrower relationships, while the reversal recorded in 2024, was due to the resolution of a loan relationship for which a specific allowance allocation had been assigned, along with net recoveries on previously charged-off loans recorded during the first quarter of 2024. Also, the provision for credit losses on unfunded commitments was $92,000 for the first quarter of 2025 due to growth in construction loans which are expected to be drawn over the next 12-18 months. For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 7, Allowance for Credit Losses for Loans, in Item 1 of this Form 10-Q.

Noninterest income increased $92,000 to $2.4 million for the quarter ended March 31, 2025 from $2.3 million for the comparable quarter in 2024. Modest decreases in earnings from service charges and card processing activities totaling $68,000 were offset by a branded card incentive payment of $141,000. Modest decreases in service charges and card processing revenues over the past several quarters result from changes in customer spending habits.

Noninterest expense was $7.3 million for the quarter ended March 31, 2025 compared to $7.0 million for the quarter ended March 31, 2024. The $295,000 dollar increase resulted from increases in salaries and benefits, and occupancy costs, which combined for an increase of $266,000, and increases in advertising and ATM network expenses which combined for an increase of $66,000. The increase in salaries and benefits is attributed to normal recurring salary adjustments and staffing costs for the recently opened loan production office. Occupancy costs were impacted by $47,000 in costs incurred in “refreshing” a branch office and $42,000 in costs for snow and ice removal to keep our branch locations open and safe during the winter storms. ATM and card processing expense increases of $52,000 related to normal recurring cost increases, while advertising increases were due to product and service marketing efforts and costs incurred for a brand update. These increases were partially offset by a combined decrease of $31,000 in loan and loan related expenses and other operating expenses.

The conversion of our core operating system is scheduled for the fourth quarter of 2025. While estimated deconversion costs of approximately $850,000 were accrued for in 2024, we cannot be certain that all costs associated with this transition were captured and that there may be non-capitalized costs incurred and charged to expense during 2025.

The efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, decreased to 72.55% during the first quarter of 2025 from 75.42% for the first quarter of 2024. We continue to assess our operational procedures and structure to improve efficiencies and contain costs.

Income tax expense for the first quarter of 2025 totaled $584,000, an increase of $53,000, or 9.98%, from $531,000 recorded during the same period in 2024. The effective tax rate for the three months ended March 31, 2025, was 23.43%, compared to 22.92% for the same period in 2024. The increase in the effective tax rate is largely the result of earnings generated in states that assess an excise or income tax.

Balance Sheet

Total assets as of March 31, 2025 were $880.7 million, an increase of $25.8 million, or 12.25% annualized, from $854.9 million as of December 31, 2024. Gross loans of $670.7 million as of March 31, 2025 reflected an increase of $13.2 million from $657.5 million as of December 31, 2024. Liquid assets in the form of cash and cash equivalents increased $15.6 million, or 93.57% annualized, during the first quarter of 2025. Investment securities increased $2.6 million during the first three months of 2025 due to purchases of $2.9 million, and a decrease in the unrealized loss on available-for-sale securities of $2.4 million which more than offset maturities, payments and amortization of $2.7 million.

Gross loans receivable increased $13.2 million to $670.7 million as of March 31, 2025 from $657.5 million as of December 31, 2024. Commercial and residential real estate loans increased $5.5 million and $2.8 million, respectively, from December 31, 2024 to March 31, 2025. Consumer loans increased $1.9 million or 27.04% annualized, which included the purchase of $2.5 million of individual loans during the quarter. Commercial and agriculture loans increased $1.4 million and $979,000, respectively, during the first quarter of 2025.

Deposits totaled $776.9 million as of March 31, 2025 compared to $750.0 million as of December 31, 2024. The increase of $26.9 million, or 14.53% annualized, was due to efforts to attract and retain time deposits and money market account relationships, combined with cyclical funds inflows. As a result of these efforts and seasonality, total time deposits increased $3.9 million, money market accounts increased $10.0 million, and noninterest bearing deposits increased $9.1 million during the first quarter of 2025. The increase in time and money market deposits contributed to the increase in our cost of interest-bearing deposits, which increased 7 bps to 2.62% for the three months ended March 31, 2025, as compared to the same period in 2024, as previously discussed, due to the shift in the mix of the deposit portfolio as average deposit growth over the last year has mainly occurred in the higher-rate products as depositors seek to maximize their return on these deposits.

As of March 31, 2025, borrowed funds totaled $22.0 million, a decrease of $3.0 million from December 31, 2024. Since December 31, 2024, a $3.0 million principal reduction was paid toward outstanding trust preferred securities. This repayment, made from available liquidity, will improve net interest income and the net interest margin in future periods.

During the first three months of 2025, total shareholders’ equity increased $1.8 million to $72.6 million as of March 31, 2025, due to net income of $1.9 million and a decrease in the net unrealized loss on available-for-sale securities of $1.9 million. These increases to capital were offset by dividends paid to shareholders of $1.9 million, and the repurchase of common stock totaling $68,000. Consequently, book value per share increased to $3.07 as of March 31, 2025, compared to $2.99 as of December 31, 2024. The Bank remains well capitalized per regulatory guidance.

As previously announced, on January 24, 2025, the Board of Directors extended the repurchase of up to 500,000 shares of the Company’s common stock through March 31, 2026. During the first quarter of 2025 the Company repurchased 22,777 shares at an average price of $3.00 per share. Since the commencement of the repurchase plan in 2022, 308,139 shares have been repurchased at an average price of $2.46 per share.

Asset Quality

The allowance for credit losses was $7.8 million, or 1.17% as a percentage of total loans, as of March 31, 2025, and $7.7 million, or 1.17%, as of December 31, 2024. The allowance for credit losses on unfunded commitments was $496,000 as of March 31, 2025, as compared to $404,000 at December 31, 2024. The increase in the allowance for credit losses on unfunded commitments was due to an increase in loan commitments, specifically residential and commercial real estate construction loan commitments.

Annualized net charge-offs (recoveries) as a percentage of average loans were 0.01% during the first three months of 2025 compared to 0.02% during the fourth quarter of 2024 and (0.09)% during the first quarter of 2024.

Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $4.6 million as of March 31, 2025, an increase of $1.2 million, or 35.83%, since year-end 2024. Nonaccrual loans increased $1.2 million during the first three months of 2025 due principally to a single loan relationship totaling $802,000 being placed in nonaccrual status. Nonperforming assets as a percentage of total assets were 0.52% as of March 31, 2025, and 0.39% as of December 31, 2024.

Other real estate owned decreased $30,000 to $57,000 as of March 31, 2025, compared to December 31, 2024, due to the sale of a property during the first quarter of 2025. Expenses associated with other real estate owned were $1,000 for the three months ended March 31, 2025, compared to expenses of $4,000 during the three months ended March 31, 2024.

For detailed information on nonaccrual loans and other real estate owned as of March 31, 2025 and December 31, 2024, refer to Note 6 Loans and Note 10 Other Real Estate Owned in Item 1 of this Form 10-Q.

Loans rated substandard or below totaled $5.3 million as of March 31, 2025, an increase of $1.3 million from $4.0 million as of December 31, 2024, largely due to a single loan relationship totaling $802,000 that was downgraded during the first quarter of 2025. Total past due loans decreased to $5.0 million as of March 31, 2025 from $6.2 million as of December 31, 2024.

The allowance for credit losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the CECL model to best reflect the risks in the portfolio. However, future provisions may be deemed necessary. During the first three months of 2025, we maintained the adjustments to our qualitative factors initiated in 2024, to consider risk factors associated with commercial real estate and residential mortgage loans. Those changes, along with recoveries of loans previously charged off and the assessment of the historical and specific risks associated with the loan portfolio, resulted in a provision for credit losses of $259,000, of which $167,000 was a provision for the loan portfolio; and $92,000 was a provision for unfunded commitments. The following table summarizes components of the allowance for credit losses and related loans as of March 31, 2025 and December 31, 2024:

Selected Credit Ratios
	March 31,	December 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses - loans	$7,832	$7,684
Total loans	670,731	657,536
Allowance for credit losses to total loans	1.17%	1.17%
Nonaccrual loans	$4,507	$3,273
Nonaccrual loans to total loans	0.67%	0.50%

Ratio of allowance for credit losses loans to nonaccrual loans	1.74X	2.35X

Charge-offs net of recoveries	$19	$78
Average loans	$659,022	$641,022
Net (recoveries) charge-offs to average loans1	0.01%	0.01%

1 - Annualized

Deferred Tax Asset and Income Taxes

Due to timing differences between the book and tax treatments of several income and expense items, a net deferred tax asset, excluding the deferred tax asset on the unrealized loss on securities available-for-sale of $2.7 million and $3.2 million, existed as of March 31, 2025 and December 31, 2024, respectively. Our income tax expense was computed at the federal corporate income tax rate of 21% of taxable income and a blended state tax rate of 2.4%. We have no significant nontaxable income or nondeductible expenses.

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

As of March 31, 2025, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $3.07 and $2.99 as of March 31, 2025 and December 31, 2024, respectively. The increase in book value was due largely to a decrease in the unrealized loss on available for sale investment securities earnings for the quarter of $1.9 million combined with net earnings for the quarter of $1.9 million, which more than offset the dividend payment of $0.08 per share and the repurchase of common shares of $68,000 during the first quarter of 2025.

Other key performance indicators are as follows:

	Three months ended March 31,
	2025	2024
Return on average assets1	0.90%	0.86%
Return on average shareholders’ equity1	10.78%	11.11%
Average equity to average assets	8.30%	7.76%

1 - Annualized

Under current economic conditions, we believe it is prudent to continue to retain capital sufficient to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates, and based upon projections, we believe our current capital levels will be sufficient.

During the first quarter of 2025, the Company paid a cash dividend of $0.08 per common share to our shareholders. Future payments of cash dividends will depend on a number of factors including but not limited to maintaining positive retained earnings, compliance with regulatory rules governing the payment of dividends, strategic plans, and sufficient capital at the Bank to allow payment of dividends to the Company.

On April 28, 2022 the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock through March 31, 2025. As previously reported, this plan was extended by the Board of Directors through March 31, 2026. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. As of March 31, 2025, the Company has repurchased 308,139 shares at an average price of $2.46 per share since inception of the plan. During the quarter ended March 31, 2025, the Company repurchased 22,777 shares at an average price of $3.00 per share. There is no assurance that the Company will purchase any additional shares under this program.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold and unpledged available-for-sale investments. Collectively, those balances were $145.8 million as of March 31, 2025, up from $128.5 million as of December 31, 2024. The increase is primarily due to deposit growth exceeding funding needs for loan growth. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs

As of March 31, 2025, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $62.5 million, which is net of the $36.1 million of securities pledged as collateral. Generally, the investment portfolio serves as a source of liquidity while yielding a higher return at the purchase date when compared to other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond (the FRB). Due to the unrealized loss on securities available-for-sale, the sale of investments, other than shorter-term investments with minimal unrealized losses or more recently purchased investments, would not be a main source of liquidity at this time due to the immediate impact on regulatory capital; however, the majority of the portfolio is considered high credit quality investments and would be available to pledge against borrowed funds. Total investment securities increased $2.6 million, or 11.16%, annualized during the first quarter of 2025 from $96.0 million as of December 31, 2024 to $98.6 million as of March 31, 2025. The Bank also has additional borrowing capacity on lines for which investments and certain loans are currently pledged.

Our loan to deposit ratio was 86.34% and 87.67% as of March 31, 2025 and December 31, 2024, respectively.

Available third-party sources of liquidity as of March 31, 2025 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

We have used our line of credit with the FHLB to issue letters of credit totaling $14.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on these letters of credit have been issued. The letters of credit are considered to be draws on our FHLB line of credit. In May 2023, we borrowed $10.0 million from the FHLB, through a fixed rate 5-year advance, to support loan fundings and other general liquidity needs. An additional $189.8 million was available as of March 31, 2025 on the $213.8 million line of credit. Full use of the FHLB borrowing capacity would require the Company to pledge additional assets.

As of March 31, 2025 we held brokered time deposits of $3.0 million, unchanged from December 31, 2024. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the rate paid on deposits is shown in the net interest margin analysis tables. Total reciprocal Certificate of Deposit Registry Services (“CDARS”) time deposits were $7.3 million and $7.0 million as of March 31, 2025 and December 31, 2024, respectively. Aside from the availability of CDARS time deposits, we also offer a similar deposit product for transaction account customers through Intrafi Cash Service (“ICS”). As of March 31, 2025 approximately $22.0 million were placed in this product as compared to $23.7 million at December 31, 2024. Both the CDARS and ICS offerings assist us in maintaining deposit relationships, while assuring the depositors’ funds retain federal deposit insurance coverage.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, while we do not anticipate using this as a primary funding source, securities with an estimated market value of $28.8 million were pledged as of March 31, 2025.

Time deposits of $250,000 or more were approximately 7.23% of total deposits at March 31, 2025 and 6.84% of total deposits at December 31, 2024.

In January 2025, we made a voluntary principal payment of $3.0 million on an outstanding trust preferred security. We may consider making future principal payments based on our available liquidity and considering other funding opportunities that may be available.

With the on-balance sheet liquidity and other external sources of funding, we believe the Bank has adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from inflation, the impact of proposed tariffs and the wars in Ukraine and Gaza, we continue monitoring our liquidity position, specifically cash on hand in order to meet customer demands. Additionally, our contingency funding plan is reviewed quarterly with our Asset Liability Committee.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the three months ended March 31, 2025, to the off-balance sheet items and the contractual obligations disclosed in our 2024 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At March 31, 2025, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities – None

(b)	Use of Proceeds – Not Applicable

(c)	Issuer Purchases of Securities

Stock Repurchase Program

The Company has an approved one-year stock repurchase program that authorizes the repurchase of up to 500,000 of the Company’s common shares that was extended through March 31, 2026. Repurchases may be made through open market purchases or in privately negotiated transactions. Shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company.

Shares of the Company’s common stock were repurchased during the three months ended March 31, 2025, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 191,861 shares of common stock.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
January 31, 2025		3,718	$3.06	3,718	210,920
February 28, 2025		10,681	$3.00	10,681	200,239
March 31, 2025		8,378	$2.99	8,378	191,861
	Total	22,777	$3.00	22,777
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Trading Arrangements – During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2024, filed on April 1, 2025).
10.1	First Amendment, dated as of August 7, 2023, to the Employment Agreement, dated as of December 1, 2016, by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc. and C. Todd Asbury.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s Form 10-Q for the quarterly period ended March 31, 2025, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JAMES W. KISER
James W. Kiser
President and Chief Executive Officer

Date:	May 15, 2025

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	May 15, 2025