Form 10-Q
period 2025-06-30
NEW PEOPLES BANKSHARES INC
filed 2025-08-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock was 23,598,399 as of August 07, 2025.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2025 AND DECEMBER 31, 2024

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	18,838	$13,218
Interest-bearing deposits with banks	53,195	54,300
Federal funds sold	126	150
Total cash and cash equivalents	72,159	67,668
Investment securities available-for-sale, at fair value	96,749	95,984
Loans receivable	695,815	657,536
Allowance for credit losses	(7,948)	(7,684)
Net loans	687,867	649,852
Bank premises and equipment, net	16,896	17,070
Other real estate owned	57	87
Accrued interest receivable	3,581	3,458
Deferred taxes, net	4,368	4,809
Insurance benefit receivable	—	5,417
Right-of-use assets – operating leases	3,234	3,413
Other assets	8,019	7,167
Total assets	892,930	$854,925
LIABILITIES
Deposits:
Noninterest bearing	233,567	$224,938
Interest-bearing	548,342	525,044
Total deposits	781,909	749,982
Borrowed funds	26,986	24,986
Lease liabilities – operating leases	3,234	3,413
Accrued interest payable	1,427	1,442
Accrued expenses and other liabilities	4,530	4,361
Total liabilities	818,086	784,184
SHAREHOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized; 23,600,878 and 23,636,724 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	47,202	47,273
Additional paid-in-capital	14,416	14,451
Retained earnings	23,552	21,001
Accumulated other comprehensive loss	(10,326)	(11,984)
Total shareholders’ equity	74,844	70,741
Total liabilities and shareholders’ equity	892,930	$854,925

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans including fees	$10,540	9,374	$20,452	$18,587
Federal funds sold	3	2	5	3
Interest-earning deposits with banks	663	1,009	1,355	1,835
Investments	711	583	1,413	1,113
Dividends on equity securities (restricted)	41	43	84	86
Total interest and dividend income	11,958	11,011	23,309	21,624

INTEREST EXPENSE
Deposits	3,450	3,508	6,899	6,658
Borrowed funds	294	533	586	1,066
Total interest expense	3,744	4,041	7,485	7,724

NET INTEREST INCOME	8,214	6,970	15,824	13,900

PROVISION FOR CREDIT LOSSES	154	472	413	429

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	8,060	6,498	15,411	13,471

NONINTEREST INCOME
Service charges and fees	899	967	1,776	1,882
Card processing and interchange	988	971	1,853	1,866
Financial services fees	356	372	674	694
Net gain on sale and disposal of premises and equipment	1	53	2	20
Other noninterest income	192	169	544	391
Total noninterest income	2,436	2,532	4,849	4,853

NONINTEREST EXPENSES
Salaries and employee benefits	3,652	3,594	7,450	7,241
Occupancy and equipment expense	874	861	1,858	1,730
Data processing and telecommunications	665	617	1,299	1,261
Other operating expenses	2,022	1,766	3,878	3,583
Total noninterest expenses	7,213	6,838	14,485	13,815

INCOME BEFORE INCOME TAXES	3,283	2,192	5,775	4,509

INCOME TAX EXPENSE	751	508	1,335	1,039

NET INCOME	$2,532	1,684	$4,440	$3,470

Earnings per share
Basic and diluted	$0.11	0.07	$0.19	$0.15

Average Weighted Shares of Common Stock
Basic and diluted	23,607,372	23,692,984	23,616,941	23,714,675

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

NET INCOME	$2,532	$1,684	$4,440	$3,470

Other comprehensive income (loss):
Investment securities activity
Unrealized gains (losses) arising during the period	(280)	786	2,099	(271)
Related tax (expense) benefit	58	(165)	(441)	57
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(222)	621	1,658	(214)
TOTAL COMPREHENSIVE INCOME	$2,310	$2,305	$6,098	$3,256

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2023	23,746	$47,492	$14,514	$14,458	$(11,653)	$64,811
Net income	—	—	—	1,786	—	1,786
Other comprehensive loss, net of tax	—	—	—	—	(835)	(835)
Cash dividend declared ($0.07 per share)	—	—	—	(1,661)	—	(1,661)
Repurchase of common stock	(34)	(69)	(16)	—	—	(85)
Balance, March 31, 2024	23,712	$47,423	$14,498	$14,583	$(12,488)	$64,016

Net income	—	—	—	1,684	—	1,684
Other comprehensive income, net of tax	—	—	—	—	621	621
Repurchase of common stock	(36)	(71)	(19)	—	—	(90)
Balance June 30, 2024	23,676	$47,352	$14,479	$16,267	$(11,867)	$66,231

Balance, December 31, 2024	23,637	$47,273	$14,451	$21,001	$(11,984)	$70,741
Net income	—	—	—	1,908	—	1,908
Other comprehensive income, net of tax	—	—	—	—	1,880	1,880
Cash dividend declared ($0.08 per share)	—	—	—	(1,889)	—	(1,889)
Repurchase of common stock	(23)	(45)	(23)	—	—	(68)
Balance, March 31, 2025	23,614	$47,228	$14,428	$21,020	$(10,104)	$72,572

Net income	—	—	—	2,532	—	2,532
Other comprehensive loss, net of tax	—	—	—	—	(222)	(222)
Repurchase of common stock	(13)	(26)	(12)	—	—	(38)
Balance June 30, 2025	23,601	$47,202	$14,416	$23,552	$(10,326)	$74,844

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(IN THOUSANDS)

(UNAUDITED)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,440	$3,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	745	827
Provision for (recovery of) credit losses	413	429
Income on bank owned life insurance	—	(37)
Gain on sale of mortgage loans	(9)	(4)
Gain on sale or disposal of premises and equipment	(2)	(20)
Gain on sale of other real estate owned	(6)	(34)
Loans originated for sale	(380)	(105)
Proceeds from sales of loans originated for sale	389	109
Net amortization/accretion of bond premiums/discounts	37	125
Deferred tax benefit	—	(260)
Net change in:
Accrued interest receivable	(123)	14
Other assets	(542)	(744)
Accrued interest payable	(15)	473
Accrued expenses and other liabilities	(102)	(300)
Net cash provided by operating activities	4,845	3,943

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(38,350)	(1,798)
Purchase of securities available-for-sale	(4,770)	(8,048)
Proceeds from repayments and maturities of securities available-for-sale	6,067	5,188
Net purchase of equity securities (restricted)	(258)	(36)
Payments for the purchase of premises and equipment and software	(444)	(1,488)
Proceeds from sale of premises and equipment	2	1,033
Proceeds from sale of other real estate owned	50	108
Proceeds from bank owned life insurance benefit	5,417	—
Net cash used in investing activities	(32,286)	(5,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term borrowings	5,000	—
Repayment of long-term debt	(3,000)	—
Net change in noninterest bearing deposits	8,629	(7,259)
Net change in interest-bearing deposits	23,298	34,020
Dividends paid	(1,889)	(1,661)
Repurchase of common stock	(106)	(175)
Net cash provided by financing activities	31,932	24,925

Net increase in cash and cash equivalents	4,491	23,827
Cash and cash equivalents, beginning of the period	67,668	64,977
Cash and cash equivalents, end of the period	$72,159	$88,804

Supplemental disclosure of cash paid during the period for:
Interest	$7,500	$7,251
Taxes	880	1,000
Supplemental disclosure of non-cash transactions:
Transfer of loans to other real estate owned	14	20
Change in unrealized losses on securities available-for-sale	2,099	(271)

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2025 and December 31, 2024, and the results of operations for the three- and six-month periods ended June 30, 2025 and 2024. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

NOTE 3 EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three- and six-month periods ended June 30, 2025 and 2024, there were no potential common shares. Basic and diluted net income per common share calculations follow:

(Dollars in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net income	$2,532	$1,684	$4,440	$3,470
Weighted average shares outstanding	23,607,372	23,692,984	23,616,941	23,714,675
Weighted average dilutive shares outstanding	23,607,372	23,692,984	23,616,941	23,714,675

Basic and diluted earnings per share	$0.11	$0.07	$0.19	$0.15

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer required is 2.50%. At June 30, 2025, the Bank had a capital conservation buffer of 7.86%. Amounts recorded to accumulated other comprehensive income (loss) are not included in computing regulatory capital. Management believes as of June 30, 2025, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2025 and December 31, 2024, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025:
Total capital to risk weighted assets	$104,547	15.81%	$ 52,908	8.00%	$ 66,135	10.00%
Tier 1 capital to risk weighted assets	96,278	14.56%	39,681	6.00%	52,908	8.00%
Tier 1 capital to average assets	96,278	10.74%	35,862	4.00%	44,827	5.00%
Common equity Tier 1 capital
to risk weighted assets	96,278	14.56%	29,761	4.50%	42,988	6.50%

December 31, 2024:
Total capital to risk weighted assets	$101,769	16.19%	$ 50,300	8.00%	$ 62,875	10.00%
Tier 1 capital to risk weighted assets	93,907	14.94%	37,725	6.00%	50,300	8.00%
Tier 1 capital to average assets	93,907	10.70%	35,113	4.00%	43,892	5.00%
Common equity Tier 1 capital
to risk weighted assets	93,907	14.94%	28,294	4.50%	40,869	6.50%

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (“AFS”) securities as of June 30, 2025 and December 31, 2024 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2025
U.S. Treasuries	$7,113	$1	$268	$6,846
U.S. Government Agencies	10,208	34	463	9,779
Taxable municipals	24,241	-	5,077	19,164
Corporate bonds	2,500	3	201	2,302
Mortgage backed securities	65,758	92	7,192	58,658
Total securities available-for-sale	$109,820	$130	$13,201	$96,749

December 31, 2024
U.S. Treasuries	$8,370	$-	$409	$7,961
U.S. Government Agencies	9,380	11	586	8,805
Taxable municipals	23,940	-	5,416	18,524
Corporate bonds	2,499	-	246	2,253
Mortgage backed securities	66,965	11	8,535	58,441
Total securities available-for-sale	$111,154	$22	$15,192	$95,984

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
U.S. Treasuries	$-	$-	$6,113	$268	$6,113	$268
U.S. Government Agencies	1,503	11	5,623	452	7,126	463
Taxable municipals	2,094	205	22,147	4,872	24,241	5,077
Corporate bonds	-	-	2,000	201	2,000	201
Mortgage backed securities	9,488	170	47,414	7,022	56,902	7,192
Total	$13,085	$386	$83,297	$12,815	$96,382	$13,201

December 31, 2024
U.S. Treasuries	$980	$20	$6,981	$389	$7,961	$409
U.S. Government Agencies	2,221	38	6,026	548	8,247	586
Taxable municipals	1,559	212	16,965	5,204	18,524	5,416
Corporate bonds	499	1	1,755	245	2,254	246
Mortgage backed securities	14,982	311	42,018	8,224	57,000	8,535
Total	$20,241	$582	$73,745	$14,610	$93,986	$15,192

As of June 30, 2025, the available-for-sale portfolio included 179 investments for which the fair market value was less than amortized cost. As of December 31, 2024, the available-for-sale portfolio included 195 investments for which the fair market value was less than amortized cost. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not plan to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities are past due as to principal or interest payments and a number of these securities have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified.”

Investment securities with a carrying value of $35.5 million and $35.2 million as of June 30, 2025 and December 31, 2024, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of available-for-sale investment securities during the three or six months ended June 30, 2025 and 2024.

The amortized cost and fair value of investment securities as of June 30, 2025, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$3,739	$3,677	1.41%
Due after one year through five years	12,357	11,895	2.88%
Due after five years through ten years	23,553	22,118	3.32%
Due after ten years	70,171	59,059	2.32%
Total	$109,820	$96,749	2.57%

The Bank, as a member bank of the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in other assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $3.0 million and $2.7 million as of June 30, 2025 and December 31, 2024, respectively. The stock has no quoted market value and no ready market exists. When evaluating these securities for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Equity securities are viewed as long-term investments and management believes the Company has the ability and the intent to hold these securities until their value is recovered.

NOTE 6 LOANS

Loans receivable outstanding as of June 30, 2025, and December 31, 2024, are summarized as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Real estate secured:
Commercial	$250,962	$243,646
Construction and land development	39,671	36,112
Residential 1-4 family	249,221	234,860
Multifamily	37,715	32,379
Farmland	20,704	16,921
Total real estate loans	598,273	563,918
Commercial	60,320	60,587
Agriculture	5,259	4,025
Consumer installment and all other loans	31,963	29,006
Total loans	$695,815	$657,536

Also included in total loans above are deferred loan fees of $2.2 million and $2.0 million as of June 30, 2025 and December 31, 2024, respectively. Deferred loan costs were $2.0 million and $1.9 million, as of June 30, 2025 and

December 31, 2024, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fees or costs are recognized at that time.

Loans receivable on nonaccrual status as of June 30, 2025, and December 31, 2024, are summarized as follows:

	June 30, 2025			December 31, 2024
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
(Dollars in thousands)
Real estate secured:
Commercial	$193	$-	$193	$411	$-	$411
Construction and land development	28	-	28	300	-	300
Residential 1-4 family	2,239	178	2,417	2,232	178	2,410
Farmland	19	-	19	-	-	-
Total real estate loans	2,479	178	2,657	2,943	178	3,121
Commercial	53	-	53	66	-	66
Agriculture	-	752	752	16	-	16
Consumer installment loans and other loans	26	-	26	56	14	70

Total loans receivable on nonaccrual status	$2,558	$930	$3,488	$3,081	$192	$3,273

Total interest income not recognized on nonaccrual loans for the three and six months ended June 30, 2025, and June 30, 2024, was $24,000 and $62,000 and $43,000 and $69,000, respectively.

The Company evaluates loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods. The following table presents the unpaid principal balance of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Unpaid Principal Balance	Related Allowance	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)
Real estate secured:
Commercial	$3,242	$-	$396	$-
Residential 1-4 family	660	178	1,008	177
Total real estate loans	3,902	178	1,704	177
Agriculture	752	28	-	-
Consumer installment loans and other loans	-	-	13	3

Total	$4,654	$206	$1,717	$180

The following table is an age analysis of past due loans receivable as of June 30, 2025, segregated by class:

June 30, 2025 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$7	$186	$193	$250,769	$250,962
Construction and land development	90	—	—	90	39,581	39,671
Residential 1-4 family	1,931	342	755	3,028	246,193	249,221
Multifamily	—	—	—	—	37,715	37,715
Farmland	—	—	—	—	20,704	20,704
Total real estate loans	2,021	349	941	3,311	594,962	598,273
Commercial	62	—	24	86	60,234	60,320
Agriculture	—	—	752	752	4,507	5,259
Consumer installment and all other loans	169	23	14	206	31,757	31,963
Total loans	$2,252	$372	$1,731	$4,355	$691,460	$695,815

The following table is an age analysis of past due loans receivable as of December 31, 2024, segregated by class:

December 31, 2024 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$255	$156	$411	$243,235	$243,646
Construction and land development	3	333	—	336	35,776	36,112
Residential 1-4 family	2,413	1,810	510	4,733	230,127	234,860
Multifamily	—	—	—	—	32,379	32,379
Farmland	207	—	—	207	16,714	16,921
Total real estate loans	2,623	2,398	666	5,687	558,231	563,918
Commercial	166	77	—	243	60,344	60,587
Agriculture	37	—	—	37	3,988	4,025
Consumer installment and all other loans	89	88	30	207	28,799	29,006
Total loans	$2,915	$2,563	$696	$6,174	$651,362	$657,536

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

The following table presents the credit risk grade of loans by origination year as of June 30, 2025:

As of June 30, 2025
(Dollars are in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial real estate
Pass	$19,176	$19,884	$45,051	$45,934	$41,956	$76,219	$351	$248,571
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	186	2,197	8	—	2,391
Total commercial real estate	$19,176	$19,884	$45,051	$46,120	$44,153	$76,227	$351	$250,962

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and Land Development
Pass	$5,511	$22,934	$3,254	$2,171	$2,282	$3,491	$—	$39,643
Special mention	—	—	—	—	—	—	—	—
Substandard	—	28	—	—	—	—	—	28
Total construction and land development	$5,511	$22,962	$3,254	$2,171	$2,282	$3,491	$—	$39,671

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$19,084	$20,398	$28,267	$27,013	$38,678	$81,746	$31,311	$246,497
Special mention	—	—	—	—	—	287	—	287
Substandard	—	104	255	—	—	1,930	148	2,437
Total residential 1-4 family	$19,084	$20,502	$28,522	$27,013	$38,678	$83,963	$31,459	$249,221

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Pass	$7,648	$1,454	$4,611	$9,682	$6,575	$7,745	$—	$37,715
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multifamily	$7,648	$1,454	$4,611	$9,682	$6,575	$7,745	$—	$37,715

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$5,048	$2,648	$1,334	$1,993	$2,707	$6,821	$—	$20,551
Special mention	—	—	—	—	—	134	—	134
Substandard	—	—	—	—	—	19	—	19
Total farmland	$5,048	$2,648	$1,334	$1,993	$2,707	$6,974	$—	$20,704

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$11,499	$13,661	$11,115	$3,394	$1,768	$3,139	$15,688	$60,264
Special mention	—	—	—	—	—	2	—	2
Substandard	—	—	—	—	24	—	30	54
Total commercial	$11,499	$13,661	$11,115	$3,394	$1,792	$3,141	$15,718	$60,320

Current period gross charge-offs	$—	$(8)	$—	$—	$—	$—	$(10)	$(18)

Agriculture
Pass	$846	$804	$198	$281	$141	$131	$2,106	$4,507
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	305	—	—	—	—	447	752
Total agriculture	$846	$1,109	$198	$281	$141	$131	$2,553	$5,259

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(50)	$(50)

Consumer and All Other
Pass	$9,562	$11,244	$6,191	$1,905	$972	$938	$1,126	$31,938
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2	13	10	—	—	—	25
Total consumer and all other	$9,562	$11,246	$6,204	$1,915	$972	$938	$1,126	$31,963

Current period gross charge-offs	$(65)	$(16)	$(12)	$(5)	$(1)	$(2)	$(14)	$(115)

Total	$78,374	$93,466	$100,289	$92,569	$97,300	$182,610	$51,207	$695,815
Total current period gross charge-offs	$(65)	$(24)	$(12)	$(5)	$(1)	$(2)	$(74)	$(183)

The following table presents the credit risk grade of loans by origination year as of December 31, 2024:

As of December 31, 2024
(Dollars are in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate
Pass	$20,653	$47,052	$43,553	$46,902	$27,155	$56,369	$1,541	$243,225
Special mention	—	—	—	—	—	9	—	9
Substandard	—	—	255	141	—	16	—	412
Total commercial real estate	$20,653	$47,052	$43,808	$47,043	$27,155	$56,394	$1,541	$243,646

Current period gross charge-offs	$—	$—	$—	$(179)	$—	$—	$(1)	$(180)

Construction and Land Development
Pass	$17,654	$5,078	$6,240	$3,019	$1,719	$2,089	$—	$35,799
Special mention	—	—	—	—	—	12	—	12
Substandard	301	—	—	—	—	—	—	301
Total construction and land development	$17,955	$5,078	$6,240	$3,019	$1,719	$2,101	$—	$36,112

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$19,094	$27,861	$29,510	$38,329	$11,265	$78,424	$26,933	$231,416
Special mention	—	—	—	—	—	319	—	319
Substandard	104	257	42	723	238	1,647	114	3,125
Total residential 1-4 family	$19,198	$28,118	$29,552	$39,052	$11,503	$80,390	$27,047	$234,860

Current period gross charge-offs	$—	$(38)	$—	$—	$—	$(37)	$—	$(75)

Multifamily
Pass	$1,564	$4,829	$10,313	$6,818	$2,505	$6,350	$—	$32,379
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multifamily	$1,564	$4,829	$10,313	$6,818	$2,505	$6,350	$—	$32,379

Current period gross charge-offs	$—	$(53)	$—	$—	$—	$(42)	$—	$(95)

Farmland
Pass	$2,669	$1,333	$2,045	$2,812	$730	$7,186	$—	$16,775
Special mention	—	—	—	—	—	146	—	146
Substandard	—	—	—	—	—	—	—	—
Total farmland	$2,669	$1,333	$2,045	$2,812	$730	$7,332	$—	$16,921

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$18,298	$13,490	$4,780	$2,305	$801	$2,560	$18,284	$60,518
Special mention	—	—	—	—	—	2	—	2
Substandard	1	—	—	31	—	—	35	67
Total commercial	$18,299	$13,490	$4,780	$2,336	$801	$2,562	$18,319	$60,587

Current period gross charge-offs	$—	$(34)	$(55)	$—	$—	$—	$(73)	$(162)

Agriculture
Pass	$1,333	$322	$339	$232	$35	$195	$1,553	$4,009
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	16	—	16
Total agriculture	$1,333	$322	$339	$232	$35	$211	$1,553	$4,025

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and All Other
Pass	$14,500	$7,982	$2,706	$1,276	$424	$880	$1,158	$28,926
Special mention	—	—	—	—	—	—	—	—
Substandard	17	22	20	19	2	—	—	80
Total consumer and all other	$14,517	$8,004	$2,726	$1,295	$426	$880	$1,158	$29,006

Current period gross charge-offs	$(163)	$(62)	$(14)	$(7)	$(9)	$—	$(24)	$(279)

Total	$96,188	$108,226	$99,803	$102,607	$44,874	$156,220	$49,618	$657,536
Total current period gross charge-offs	$(163)	$(187)	$(69)	$(186)	$(9)	$(79)	$(98)	$(791)

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

The following table presents a disaggregated analysis of activity in the allowance for credit losses for loans as of June 30, 2025 and December 31, 2024:

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Three months ended June 30, 2025
Beginning balance	$2,592	$316	$2,909	$372	$155	$771	$114	$603	$7,832
Charge-offs	-	-	-	-	-	-	(50)	(55)	(105)
Recoveries	-	11	12	3	-	1	-	39	66
Provision for credit losses	(31)	33	77	57	27	(35)	(2)	29	155
Ending balance	$2,561	$360	$2,998	$432	$182	$737	$62	$616	$7,948

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Six months ended June 30, 2025
Beginning balance	$12,565	$322	$2,923	$382	$149	$751	$36	$556	$7,684
Charge-offs	-	-	-	-	-	(18)	(50)	(115)	(183)
Recoveries	-	26	22	6	3	2	-	66	125
Provision for credit losses	(4)	12	53	44	30	2	76	109	322
Ending balance	$2,561	$360	$2,998	$432	$182	$737	$62	$616	$7,948

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Year ended December 30, 2024
Beginning balance	$-	$104	$255	$-	$-	$1,930	$148	$2,437	$4,874
Charge-offs	(180)	-	(75)	(95)	-	(162)	-	(279)	(791)
Recoveries	106	44	100	-	297	9	-	157	713
Provision for credit losses	2,639	174	2,643	477	(148)	(1,026)	(112)	(1,759)	2,888
Ending balance	$12,565	$322	$2,923	$382	$149	$751	$36	$556	$7,684

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

NOTE 8 MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off against the allowance for credit losses, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

On February 15, 2025, severe flash flooding occurred in Tazewell and Buchanan, Counties in Virgina. On September 27, 2024, Hurricane Helene passed through western North Carolina, southwest Virginia and northeast Tennessee, causing flood and wind damage in its path. To assist borrowers impacted by these natural disasters, we offered short-term payment deferrals of 3 months. As of June 30, 2025, the deferral periods have ended and 51 loans totaling $7.9 million participating in the deferral program have commenced regular payments. One loan totaling $178,000, which was extended beyond the terms of the short-term deferral program, was in default. As of December 31, 2024, 36 loans totaling $9.2 million were participating in the deferral program. One of these loans, a residential mortgage loan totaling $178,000, received an additional 3-month deferral, due to the extent of damage to the property. There were no loans modified to borrowers experiencing financial difficulties in the three and six months ended June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $496,000 and $404,000, respectively. During the three and six months ended June 30, 2025 and June 30, 2024, $0 and $92,000 and $50,000 and $3 was included in the Provision for Credit Losses.

NOTE 10 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the six months ended June 30, 2025, and the year ended December 31, 2024:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Balance, beginning of period	$87	$157
Additions	14	1,330
Proceeds from sales	(50)	(1,474)
Adjustment of carrying value	—	(9)
Net gains from sales	6	83
Balance, end of period	$57	$87

As of June 30, 2025 four loans secured by residential real estate, totaling $278,000 were in the process of foreclosure.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available-for-sale - Investment securities AFS are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s AFS securities, totaling $96.7 million and $96.0 million as of June 30, 2025 and December 31, 2024, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Assets and liabilities measured at fair value are as follows as of June 30, 2025 and December 31, 2024:

June 30, 2025 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$6,846	$—
U.S. Government Agencies	—	9,779	—
Taxable municipals	—	19,164	—
Corporate bonds	—	2,302	—
Mortgage-backed securities	—	58,658	—

(On a non-recurring basis) Other real estate owned	—	—	57
Collateral dependent loans with ACL:
Agriculture	—	—	277
Total	$—	$96,749	$334

December 31, 2024 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$7,961	—
U.S. Government Agencies	—	8,805	$—
Taxable municipals	—	18,524	—
Corporate bonds	—	2,253	—
Mortgage-backed securities	—	58,441	—

(On a non-recurring basis) Other real estate owned	—	—	87
Collateral dependent loans with ACL:
Consumer installment and all other loans	—	—	11
Total	$—	$95,984	$98

Not included in the tables above as of June 30, 2025 and December 31, 2024 is a residential 1-4 family mortgage loan totaling $178,000 that has a specific allowance for credit loss allocation of 100%.

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at June 30, 2025	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Collateral dependent loans with ACL:
Agriculture	$277	$-	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Consumer installment and all other	-	11	Appraised Value/Other estimates from Independent Sources	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$57	$87	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of June 30, 2025, and December 31, 2024, are as follows:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

June 30, 2025
Financial instruments – assets
Net loans	$687,867	$673,725	$-	$-	$673,725

Financial instruments – liabilities
Time deposits	280,010	279,607	-	279,607	-
Borrowed funds	26,986	25,136	-	25,136	-

December 31, 2024
Financial instruments – assets
Net loans	$649,852	$633,023	$-	$-	$633,023

Financial instruments – liabilities
Time deposits	268,739	268,509	-	268,509	-
Borrowed funds	24,986	23,071	-	23,071	-

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

NOTE 12 LEASING ACTIVITIES

As of June 30, 2025, the Bank leases four branch offices, one administrative office, one loan production office and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from 2028 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of June 30, 2025 was 6.75 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of June 30, 2025 was 3.37%.

For the three and six months ended June 30, 2025 and 2024, operating lease expenses were $145,000 and $288,000; and $145,000 and $289,000, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of June 30, 2025, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2025	$287
2026	575
2027	596
2028	586
2029	492
Thereafter	1,243
Total lease payments	3,779
Less: imputed interest	(545)
Total	$3,234

NOTE 13 BORROWED FUNDS

Borrowed funds totaled $26,986 and $24,986 as of June 30, 2025 and December 31, 2024, respectively. For additional information on borrowed funds, refer to Note 18 in Item 8 of Form 10-K for the year ended December 31, 2024. On January 7, 2025, a voluntary principal payment of $3.0 million was made on an outstanding trust preferred security. On June 30, 2025 a short-term advance of $5.0 million was drawn from FHLB.

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. Refer to Note 24 in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of how each revenue stream is accounted for under ASC 606. The following table presents noninterest income by revenue stream for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Service charges and fees	$899	$967	$1,776	$1,882
Card processing and interchange income	988	971	1,853	1,866
Financial services fees	356	372	674	694
Other noninterest income	193	222	546	411
Total noninterest income	$2,436	$2,532	$4,849	$4,853

NOTE 15 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Other operating expenses	$934	$864	$1,813	$1,759
ATM network expense	417	377	845	753
Legal, accounting, and professional
fees	234	216	471	450
Loan related expenses	175	101	254	195
FDIC insurance premiums	99	97	197	189
Advertising	89	77	156	130
Consulting fees	41	40	83	80
Printing and supplies	36	26	61	55
Other real estate owned expenses, net	(3)	(32)	(2)	(28)
Total other operating expenses	$2,022	$1,766	$3,878	$3,583

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

Overview and Highlights

Quarter-to-date highlights include:

·	Net income for the three months ended June 30, 2025 was $2.5 million, or $0.11 per share, an increase of $848,000, or 50.36%, from the $1.7 million or $0.07 per share reported for the same period in 2024.
·	Returns on average assets and equity of 1.15% and 13.91% for the second quarter of 2025, compared to 0.79% and 10.56% for the second quarter of 2024, respectively;
·	Net interest margin was 3.86% for the second quarter of 2025 compared to 3.41% for the second quarter of 2024;
·	Net interest income was $8.2 million for the second quarter of 2025, an increase of $1.2 million or 17.85%, compared to the second quarter of 2024;
·	Noninterest income was $2.4 million, a decrease of $96,000, or 3.79%, during the second quarter of 2025 compared to the second quarter of 2024; and
·	Noninterest expense was $7.2 million, an increase of $375,000, or 5.48%, for the second quarter of 2025 compared to the second quarter of 2024.

Comparison of the Three Months ended June 30, 2025 and 2024

Net interest income for the quarter ended June 30, 2025 was $8.2 million, an increase of $1.2 million, or 17.85%, when compared to the quarter ended June 30, 2024. During the second quarter of 2025, interest income increased $947,000 to $12.0 million due to the combination of an increase of 23 basis points (“bps”) in the yield on earning assets to 5.61% and a $31.7 million increase in the average balance of earning assets when compared to 2024. The loan portfolio was the primary driver of both increases, as the yield rose 31 bps to 6.20%, while the average balance increased $41.9 million compared to the quarter ended June 30, 2024. Investment securities contributed $125,000 as the average balance, excluding the unrealized loss, increased $4.2 million and the yield rose 37 bps, as we reinvest cash flows and grow the portfolio in a higher interest rate environment. Combined with the increased interest income, interest expense decreased $297,000 to $3.7 million during the second quarter of 2025 as compared to $4.0 million reported for the same period in 2024. The reduced interest expense is principally attributed to the cost of borrowed funds, which decreased 55 bps to 5.28%, as the related interest expense decreased $239,000. The decline was due to the decreased average balance related to a $10 million borrowing from the Federal Reserve Bank under the Bank Term Funding Program that was repaid in October 2024, combined with $4.2 million in principal payments made on trust preferred securities in October 2024 and January 2025. These principal payments reduced the average balance of borrowed funds by $14.1 million or 39.09% for the comparative quarters ended June 30, 2025 and 2024. In addition, the variable rate paid on the trust preferred securities decreased as overnight and short-term borrowing rates declined during the last half of 2024. As a result, the cost of total interest-bearing liabilities decreased 28 bps to 2.66% during the second quarter of 2025 as compared to the second quarter of 2024. The net interest margin increased 45 bps to 3.86% for the quarter ending June 30, 2025, as compared to 3.41% for the same period in 2024 due to the increase in the yield on earning assets outpacing the cost of funds.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

Three Months Ended June 30,

	2025			2024
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$681,828	$10,540	6.20%	$639,918	$9,374	5.89%
Federal funds sold	276	3	4.43%	110	2	5.44%
Interest bearing deposits in other banks	60,976	663	4.36%	75,549	1,009	5.37%
Investment securities (2)	111,272	752	2.71%	107,082	626	2.34%
Total earning assets	854,352	11,958	5.61%	822,659	11,011	5.38%
Less: Allowance for credit losses	(7,956)			(7,447)
Non-earning assets	36,905			39,334
Total assets	$883,301			$854,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,194	$128	0.71%	$74,082	$160	0.87%
Savings and money market deposits	194,919	832	1.71%	169,190	676	1.61%
Time deposits	275,114	2,490	3.63%	271,587	2,672	3.96%
Total interest-bearing deposits	542,227	3,450	2.55%	514,859	3,508	2.74%
Other borrowings	10,055	89	3.51%	20,000	209	4.13%
Trust preferred securities	11,986	205	6.76%	16,186	324	7.93%
Total borrowed funds	22,041	294	5.28%	36,186	533	5.83%
Total interest-bearing liabilities	564,268	3,744	2.66%	551,045	4,041	2.94%
Non-interest-bearing deposits	236,284			229,837
Other liabilities	9,680			9,524
Total liabilities	810,232			790,406
Shareholders’ equity	73,069			64,140
Total liabilities and shareholders’ equity	$883,301			854,546
Net interest income		$8,214			$6,970
Net interest margin			3.86%			3.41%
Net interest spread			2.95%			2.44%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Volume and Rate Analysis

Increase (decrease)

   Three Months Ended June 30, 2025 Versus 2024

(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest income:
Loans	$616	$492	$58	$1,166
Federal funds sold	3	(1)	(1)	1
Interest bearing deposits in other banks	(195)	(190)	39	(346)
Investment securities	24	99	3	126
Total earning assets	448	400	99	947

Interest expense:
Interest-bearing demand deposits	(4)	(29)	1	(32)
Savings and money market deposits	103	44	9	156
Time deposits	35	(221)	4	(182)
Other borrowings	(104)	(31)	15	(120)
Trust preferred securities	(84)	(48)	13	(119)
Total interest-bearing liabilities	(54)	(285)	42	(297)
Change in net interest income	$502	$685	$57	$1,244

The provision for credit losses charged to the income statement for the quarter ended June 30, 2025 was $154,000 compared to $472,000 for the three months ended June 30, 2024. The second quarter 2025 provision reflects the impact of the loan growth while the provision recorded in 2024 was due to an increase in past due and nonperforming loans during the second quarter of 2024. The provision for credit losses on unfunded commitments was $0 for the second quarter of 2025 due to a reduction in the growth rate in commitments for construction loans which are expected to be drawn over the next 12-18 months. For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 7, Allowance for Credit Losses for Loans, in Item 1 of this Form 10-Q.

Noninterest income totaling $2.4 million for the quarter ended June 30, 2025 decreased $96,000 compared to the quarter ended June 30, 2024. Modest decreases in earnings from service charges and financial services revenue totaling $68,000 and $16,000, respectively, and a gain on disposal of premises and equipment of $53,000 in 2024 that was not repeated in 2025 were partially offset by a $17,000 increase in card processing fees.

Noninterest expense was $7.2 million for the quarter ended June 30, 2025 compared to $6.8 million for the quarter ended June 30, 2024. The $375,000 dollar increase resulted from increases in salaries and benefits, occupancy, and data processing costs, which combined for an increase of $119,000, and increases in advertising, ATM network, loan processing, and other expenses which combined for an increase of $196,000. The increase in salaries and benefits is attributed to normal recurring salary adjustments and staffing costs for the recently opened loan production office. Occupancy costs were impacted by costs for the new loan production office. Advertising included costs for a program to refresh the bank branding, while loan costs were impacted by costs associated with a loan promotion.

As we progress with our planned core conversion, it is expected that additional costs related to overtime, meals and other expenses related to the installation, testing and training on the new system will be incurred during the remainder of 2025.

The efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, decreased to 67.70% during the second quarter of 2025 from 71.96% for the second quarter of 2024. We continue to assess our operational procedures and structure to improve efficiencies and contain costs.

Income tax expense for the second quarter of 2025 totaled $751,000, an increase of $243,000, or 47.83%, from $508,000 recorded during the same period in 2024. This increase was in line with the increase in pre-tax income which increased $1.1 million or 49.77% for the comparative three months ended June 30, 2025 and 2024. The effective tax rate for the three months ended June 30, 2025, was 22.88%, compared to 23.18% for the same period in 2024.

While the signing of the One Big Beautiful Bill Act on July 4, 2025, made many of the provisions of the 2017 Tax Cut and Jobs Act permanent, including the 21% corporate tax rate, and the reinstatement of bonus depreciation, it also put in place modifications to reduce or limit certain fringe benefits and charitable contribution deductions and modified information reporting rules by requiring increased compliance processes by businesses. Pending the release of final regulations later in 2025, a full assessment of the impact of this legislation on the Company cannot yet be determined.

Comparison of the Six Months ended June 30, 2025 and 2024

Year-to-date highlights include:

·	Net income for the six months ended June 30, 2025 was $4.4 million, or $0.19 per share, an increase of $970,000, or 27.95%, from the $3.5 million or $0.15 per share reported for the same period in 2024.
·	Returns on average assets and equity of 1.02% and 12.37% for the first half of 2025, compared to 0.83% and 10.83% for the first six months of 2024, respectively;

For the six months ended June 30, 2025, net interest income totaled $15.8 million, an increase of $1.9 million, or 13.84%, as compared to the six months ended June 30, 2024. The net interest margin increased 34 bps to 3.78% as compared to 3.44% for the same period in 2024. Net interest income improved due to increased average earning assets, which increased $32.2 million, or 3.97%, to $844.7 million. In addition, the yield on earning assets improved 21 bps to 5.56% during the comparative six-month periods. Interest expense for the six months ended June 30, 2025, totaled $7.5 million, a decrease of $239,000, or 3.09%, from the same period in 2024. The decrease in interest expense is due primarily to borrowed funds as discussed above.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

Six Months Ended June 30,

	2025			2024
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$670,488	$20,452	6.15%	$637,744	$18,587	5.86%
Federal funds sold	208	5	4.42%	116	3	5.38%
Interest bearing deposits in other banks	62,681	1,355	4.36%	68,744	1,835	5.37%
Investment securities (2)	111,290	1,497	2.71%	105,824	1,199	2.27%
Total earning assets	844,667	23,309	5.56%	812,428	21,624	5.35%
Less: Allowance for credit losses	(7,873)			(7,436)
Non-earning assets	37,157			39,062
Total assets	$873,951			$844,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,293	$265	0.74%	$73,113	$297	0.82%
Savings and money market deposits	190,952	1,610	1.70%	165,011	1,218	1.48%
Time deposits	274,841	5,024	3.69%	267,779	5,143	3.86%
Total interest-bearing deposits	538,086	6,899	2.59%	505,903	6,658	2.65%
Other borrowings	10,028	177	3.51%	20,000	418	4.13%
Trust preferred securities	12,085	409	6.73%	16,186	648	7.92%
Total borrowed funds	22,113	586	5.27%	36,186	1,066	5.83%
Total interest-bearing liabilities	560,199	7,485	2.69%	542,089	7,724	2.86%
Non-interest-bearing deposits	231,690			228,042
Other liabilities	9,631			9,521
Total liabilities	801,520			779,652
Shareholders’ equity	72,431			64,402
Total liabilities and shareholders’ equity	$873,951			844,054
Net interest income		$15,824			$13,900
Net interest margin			3.78%			3.44%
Net interest spread			2.87%			2.49%
(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Volume and Rate Analysis

Increase (decrease)

   Six Months Ended June 30, 2025 Versus 2024

(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/ Expense
Interest income:
Loans	$952	$918	$(5)	$1,865
Federal funds sold	2	-	-	2
Interest bearing deposits in other banks	(161)	(344)	25	(480)
Investment securities	61	229	8	298
Total earning assets	854	803	28	1,685

Interest expense:
Interest-bearing demand deposits	(3)	(28)	(1)	(32)
Savings and money market deposits	191	177	24	392
Time deposits	135	(234)	(20)	(119)
Other borrowings	(207)	(63)	29	(241)
Trust preferred securities	(163)	(97)	21	(239)
Total interest-bearing liabilities	(47)	(245)	53	(239)
Change in net interest income	$901	$1,048	$(25)	$1,924

For the six months ended June 30, 2025, the provision for credit losses totaled $413,000 as compared to $429,000 recorded for the same period in 2024.

For the six months ended June 30, 2025 noninterest income decreased $4,000 to $4.8 compared to the same period in 2024, as combined decreases in service charges, card processing fees and financial services revenue totaling $139,000 were offset by a branded card incentive payment of $141,000.

For the six months ended June 30, 2025, noninterest expense totaled $14.5 million compared to $13.8 million for the same period in 2024, an increase of $670,000 or 4.85%. The components of the year-over-year increase are largely similar to those discussed for the current quarter. Additional items include $47,000 in costs incurred in “refreshing” a branch office and $42,000 in costs for snow and ice removal to keep our branch locations open and safe during the winter storms incurred during the first quarter of 2025.

Balance Sheet

Total assets as of June 30, 2025 were $892.9 million, an increase of $38.0 million, or 8.96% annualized, from $854.9 million as of December 31, 2024. Gross loans of $695.8 million as of June 30, 2025 reflected an increase of $38.3 million from $657.5 million as of December 31, 2024. Liquid assets in the form of cash and cash equivalents increased $4.5 million, or 13.38% annualized, during the first six months of 2025. Investment securities increased $765,000 during the first six months of 2025 due to purchases of $4.8 million and a decrease in the unrealized loss on available-for-sale securities of $2.1 million which more than offset maturities, payments and amortization of $6.1 million.

Gross loans receivable increased $38.3 million, or 11.74% annualized to $695.8 million as of June 30, 2025 from $657.5 million as of December 31, 2024. Commercial and residential real estate loans increased $7.3 million and $14.4 million, respectively, from December 31, 2024 to June 30, 2025. Consumer loans increased $3.0 million, which included the purchase of $2.8 million of individual loans during the six months ended June 30, 2025. Farmland and Agriculture loans increased $3.8 million and $1.2 million, respectively, during the first six months of 2025.

Deposits totaled $781.9 million as of June 30, 2025 compared to $750.0 million as of December 31, 2024. The increase of $31.9 million, or 8.58% annualized, was due to efforts to attract and retain time deposits and money market account relationships, including replacing a large, high-rate account with lower-cost brokered time deposits, combined with cyclical funds inflows. As a result of these efforts and seasonality, total time deposits increased $11.2 million, money market accounts increased $14.7 million, and noninterest bearing deposits increased $8.6 million during the first six months of 2025. The increase in time and money market deposits contributed to the decrease in our cost of interest-bearing deposits, which decreased 6 bps to 2.59% for the six months ended June 30, 2025, as compared to the same period in 2024, due to the relatively lower cost of money market deposit rates compared to time deposits, and the downward repricing of a portion of the time deposit portfolio as maturing deposits renew. During the second quarter of 2025, $15.0 million of brokered time deposits were added with maturities ranging from two months to two years. These deposits supplemented liquidity and supported loan closings and advances, and to bolster on balance sheet liquidity.

As of June 30, 2025, borrowed funds totaled $27.0 million, an increase of $2.0 million from December 31, 2024. On June 30, 2025, we took a short-term Federal Home Loan Bank advance of $5.0 million to bolster liquidity based on anticipated loan closings or advances. This advance was repaid in July. During the first quarter of 2025, a $3.0 million principal reduction was paid toward outstanding trust preferred securities. This repayment improved net interest income and the net interest margin during the current reporting periods and should positively impact future periods.

During the six months ended June 30, 2025, total shareholders’ equity increased $4.1 million to $74.8 million, due to net income of $4.4 million and a decrease in the net unrealized loss on available-for-sale securities of $1.7 million. These increases to capital were offset by dividends paid to shareholders of $1.9 million, and the repurchase of common stock totaling $106,000. Consequently, book value per share increased to $3.17 as of June 30, 2025, compared to $2.99 as of December 31, 2024. The Bank remains well capitalized per regulatory guidance.

As previously announced, the Board of Directors extended the repurchase of up to 500,000 shares of the Company’s common stock through March 31, 2026. During the first six months of 2025, the Company repurchased 35,846 shares at an average price of $2.98 per share. Since the commencement of the repurchase plan in 2022, 321,208 shares have been repurchased at an average price of $2.48 per share.

Asset Quality

The allowance for credit losses was $7.9 million, or 1.14% as a percentage of total loans, as of June 30, 2025, and $7.7 million, or 1.17%, as of December 31, 2024. The allowance for credit losses on unfunded commitments was $496,000 as of June 30, 2025, as compared to $404,000 at December 31, 2024. The increase in the allowance for credit losses on unfunded commitments was due to an increase in loan commitments, specifically residential and commercial real estate construction loan commitments.

Annualized net charge-offs (recoveries) as a percentage of average loans were 0.02% during the first six months of 2025 compared to (0.01)% during the same period of 2024 and 0.01% during the first quarter of 2025.

Nonperforming assets, which include nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned, totaled $3.6 million as of June 30, 2025, an increase of $202,000, or 6.01%, since year-end 2024. Nonaccrual loans increased $215,000 during the first six months of 2025 due principally to a single loan relationship totaling $802,000 being placed in nonaccrual status. Nonperforming assets as a percentage of total assets were 0.40% as of June 30, 2025, and 0.39% as of December 31, 2024.

Other real estate owned decreased $30,000 to $57,000 as of June 30, 2025, compared to December 31, 2024, due to the sale of a property during the first quarter of 2025. Expenses associated with other real estate owned, including gains and losses on sales, were net recoveries of $3,000 for the three months ended June 30, 2025, compared to net recoveries of $32,000 during the three months ended June 30, 2024, due to gains on sales of foreclosed properties recorded of $6,000 and $34,000, during the respective three month periods in 2025 and 2024.

For detailed information on nonaccrual loans and other real estate owned as of June 30, 2025 and December 31, 2024, refer to Note 6 Loans and Note 10 Other Real Estate Owned in Item 1 of this Form 10-Q.

Loans rated substandard or below totaled $5.7 million as of June 30, 2025, an increase of $1.7 million from $4.0 million as of December 31, 2024, due to two loan relationships totaling $2.9 million that were downgraded during the first six months of 2025. The Company is working with one of these borrowers to bring the classified portion of the loan totaling $2.2 million into compliance with applicable loan covenants and does not anticipate any loss will result from this loan. Total past due loans decreased to $4.4 million as of June 30, 2025 from $6.2 million as of December 31, 2024.

The allowance for credit losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized.

Through our quarterly assessment, we continue to adjust the CECL model to best reflect the risks in the portfolio. However, future provisions may be deemed necessary. During the first six months of 2025, we maintained the adjustments to our qualitative factors initiated in 2024, to consider risk factors associated with commercial real estate and residential mortgage loans. Those changes, along with recoveries of loans previously charged off and the assessment of the historical and specific risks associated with the loan portfolio, resulted in a provision for credit losses of $413,000, of which $321,000 was a provision for the loan portfolio and $92,000 was a provision for unfunded commitments. The following table summarizes components of the allowance for credit losses and related loans as of June 30, 2025 and December 31, 2024:

Selected Credit Ratios
	June 30,	December 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses - loans	$7,948	$7,684
Total loans	695,815	657,536
Allowance for credit losses to total loans	1.14%	1.17%
Nonaccrual loans	$3,488	$3,273
Nonaccrual loans to total loans	0.50%	0.50%

Ratio of allowance for credit losses loans to nonaccrual loans	2.28X	2.35X

Charge-offs net of recoveries	$58	$78
Average loans	$670,488	$641,022
Net charge-offs to average loans[1]	0.02%	0.01%

1 - Annualized

Deferred Tax Asset and Income Taxes

Due to timing differences between the book and tax treatments of several income and expense items, a net deferred tax asset of $1.6 million is recorded as of June 30, 2025 and December 31, 2024, excluding the deferred tax asset on the unrealized loss on securities available-for-sale of $2.7 million and $3.2 million, as of June 30, 2025 and December 31, 2024, respectively. Our income tax expense was computed at the federal corporate income tax rate of 21% of taxable income and a blended state tax rate of 2.4%. We have no significant nontaxable income or nondeductible expenses.

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

As of June 30, 2025, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $3.17 and $2.99 as of June 30, 2025 and December 31, 2024, respectively. The increase in book value was due largely to a decrease in the unrealized loss on available for sale investment securities earnings for the year of $1.7 million combined with net earnings for the year of $4.4 million, which more than offset the dividend payment of $0.08 per share and the repurchase of common shares of $106,000 during the first half of 2025.

Other key performance indicators are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Return on average assets[1]	1.15%	0.79%	1.02%	0.83%
Return on average shareholders’ equity[1]	13.91%	10.56%	12.37%	10.83%
Average equity to average assets	8.27%	7.51%	8.29%	7.63%

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

On April 28, 2022, the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock. As previously reported, this plan was extended by the Board of Directors through March 31, 2026. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. As of June 30, 2025, the Company has repurchased 321,208 shares at an average price of $2.48 per share since inception of the plan. During the quarter ended June 30, 2025, the Company repurchased 13,069 shares at an average price of $2.95 per share. There is no assurance that the Company will purchase any additional shares under this program.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold and unpledged available-for-sale investments. Collectively, those balances were $133.4 million as of June 30, 2025, up from $128.5 million as of December 31, 2024. The increase is primarily due to deposit growth, including brokered certificates of deposit and the short-term FHLB advance taken during June 2025. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs

As of June 30, 2025, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $61.3 million, which is net of the $35.5 million of securities pledged as collateral. Generally, the investment portfolio serves as a source of liquidity while yielding a higher return at the purchase date when compared to other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond (the FRB). Due to the unrealized loss on securities available-for-sale, the sale of investments, other than shorter-term investments with minimal unrealized losses or more recently purchased investments, would not be a main source of liquidity at this time due to the immediate impact on regulatory capital; however, the majority of the portfolio is considered high credit quality investments and would be available to pledge against borrowed funds. Total investment securities increased $765,000, or 1.61%, annualized during the first half of 2025 from $96.0 million as of December 31, 2024 to $96.7 million as of June 30, 2025. The Bank also has additional borrowing capacity on lines for which investments and certain loans are currently pledged.

Our loan to deposit ratio was 88.99% and 87.67% as of June 30, 2025 and December 31, 2024, respectively.

Available third-party sources of liquidity as of June 30, 2025 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

We have used our line of credit with the FHLB to issue letters of credit totaling $14.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on these letters of credit have been issued. The letters of credit are considered to be draws on our FHLB line of credit. In May 2023, we borrowed $10.0 million from the FHLB, through a fixed rate 5-year advance, to support loan fundings and other general liquidity needs; and in June 2025 we borrowed an additional $5.0 million which was repaid in July 2025. An additional $191.3 million was available as of June 30, 2025 on the $220.3 million line of credit. Full use of the FHLB borrowing capacity would require the Company to pledge additional assets.

As of June 30, 2025 we held brokered time deposits of $18.0 million, an increase of $15.0 million from December 31, 2024. These added brokered deposits supplemented liquidity and supported loan closings and advances and bolstered on-balance-sheet liquidity. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the rate paid on deposits is shown in the net interest margin analysis tables. Total reciprocal Certificate of Deposit Registry Services (“CDARS”) time deposits were $7.6 million and $7.0 million as of June 30, 2025 and December 31, 2024, respectively. Aside from the availability of CDARS time deposits, we also offer a similar deposit product for transaction account customers through Intrafi Cash Service (“ICS”). As of June 30, 2025 approximately $17.9 million were placed in this product as compared to $23.7 million at December 31, 2024. Both the CDARS and ICS offerings assist us in maintaining deposit relationships, while assuring the depositors’ funds retain federal deposit insurance coverage.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, while we do not anticipate using this as a primary funding source, securities with an estimated market value of $28.2 million were pledged as of June 30, 2025.

Time deposits of $250,000 or more were approximately 5.52% of total deposits at June 30, 2025 and 6.84% of total deposits at December 31, 2024.

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

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the six months ended June 30, 2025, to the off-balance sheet items and the contractual obligations disclosed in our 2024 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At June 30, 2025, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

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

Shares of the Company’s common stock were repurchased during the three months ended June 30, 2025, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 178,792 shares of common stock.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
April 30, 2025		3,117	$2.86	3,117	188,744
May 31, 2025		5,484	$2.95	5,484	183,260
June 30, 2025		4,468	$3.00	4,468	178,792
	Total	13,069	$2.95	13,069
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Trading Arrangements – During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2024, filed on March 31, 2025).
10.1*	Employment Agreement dated June 25, 2025 between New Peoples Bankshares, Inc., New Peoples Bank, Inc. and James W. Kiser (incorporated by reference to Form 8-K filed June 30, 2025)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials for the Company’s Form 10-Q for the quarterly period ended June 30, 2025, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JAMES W. KISER
James W. Kiser
President and Chief Executive Officer

Date:	August 14, 2025

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	August 14, 2025