Form 10-Q
period 2025-09-30
NEW PEOPLES BANKSHARES INC
filed 2025-11-14
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock was 23,574,543 as of November 07, 2025.

NEW PEOPLES BANKSHARES, INC.

Part I Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	13,686	$13,218
Interest-bearing deposits with banks	66,538	54,300
Federal funds sold	486	150
Total cash and cash equivalents	80,710	67,668
Investment securities available-for-sale, at fair value	96,153	95,984
Loans receivable	707,272	657,536
Allowance for credit losses	(7,967)	(7,684)
Net loans	699,305	649,852
Bank premises and equipment, net	16,689	17,070
Other real estate owned	89	87
Accrued interest receivable	3,849	3,458
Deferred taxes, net	3,837	4,809
Insurance benefit receivable	—	5,417
Right-of-use assets – operating leases	3,117	3,413
Other assets	6,975	7,167
Total assets	910,724	$854,925
LIABILITIES
Deposits:
Noninterest bearing	228,881	$224,938
Interest-bearing	570,495	525,044
Total deposits	799,376	749,982
Borrowed funds	21,986	24,986
Lease liabilities – operating leases	3,117	3,413
Accrued interest payable	1,491	1,442
Accrued expenses and other liabilities	5,226	4,361
Total liabilities	831,196	784,184
SHAREHBOLDERS’ EQUITY
Common stock - $2.00 par value; 50,000,000 shares authorized; 23,577,193 and 23,636,724 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	47,154	47,273
Additional paid-in-capital	14,390	14,451
Retained earnings	26,310	21,001
Accumulated other comprehensive loss	(8,326)	(11,984)
Total shareholders’ equity	79,528	70,741
Total liabilities and shareholders’ equity	910,724	$854,925

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

INTEREST AND DIVIDEND INCOME	2025	2024	2025	2024
Loans including fees	$11,217	9,728	$31,669	$28,316
Federal funds sold	4	2	9	5
Interest-earning deposits with banks	644	1,164	1,999	2,999
Investments	702	610	2,115	1,723
Dividends on equity securities (restricted)	42	43	126	129
Total interest and dividend income	12,609	11,547	35,918	33,172

INTEREST EXPENSE
Deposits	3,674	3,832	10,573	10,490
Borrowed funds	298	534	884	1,601
Total interest expense	3,972	4,366	11,457	12,091

NET INTEREST INCOME	8,637	7,181	24,461	21,081

PROVISION FOR CREDIT LOSSES	189	49	602	478

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	8,448	7,132	23,859	20,603

NONINTEREST INCOME
Service charges and fees	1,003	995	2,779	2,877
Card processing and interchange	958	937	2,811	2,803
Financial services fees	335	304	1,009	998
Net gain on sales of available for sale securities	—	4	—	4
Net gain on sale and disposal of premises and equipment	—	3	2	23
Other noninterest income	203	183	747	574
Total noninterest income	2,499	2,426	7,348	7,279

NONINTEREST EXPENSES
Salaries and employee benefits	3,736	3,527	11,186	10,768
Occupancy and equipment expense	883	897	2,741	2,627
Data processing and telecommunications	660	628	1,959	1,889
Other operating expenses	2,098	1,777	5,976	5,360
Total noninterest expenses	7,377	6,829	21,862	20,644

INCOME BEFORE INCOME TAXES	3,570	2,729	9,345	7,238

INCOME TAX EXPENSE	812	621	2,147	1,660

NET INCOME	$2,758	2,108	$7,198	$5,578

Earnings per share
Basic and diluted	$0.12	0.09	$0.30	$0.24

Average Weighted Shares of Common Stock
Basic and diluted	23,590,909	23,658,248	23,608,168	23,695,385

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

NET INCOME	$2,758	$2,108	$7,198	$5,578

Other comprehensive income:
Investment securities activity
Unrealized gains arising during the period	2,531	3,532	4,630	3,261
Reclassification adjustment for net gains included in net income	—	(4)	—	(4)
Other comprehensive gains on investment securities	2,531	3,528	4,630	3,257
Related tax expense	(531)	(742)	(972)	(685)
TOTAL OTHER COMPREHENSIVE INCOME	2,000	2,786	3,658	2,572
TOTAL COMPREHENSIVE INCOME	$4,758	$4,894	$10,856	$8,150

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, June 30, 2024	23,676	$47,352	$14,479	$16,267	$(11,867)	$66,231
Net income	—	—	—	2,108	—	2,108
Other comprehensive income, net of tax	—	—	—	—	2,786	2,786
Repurchase of common stock	(24)	(48)	(16)	—	—	(64)
Balance, September 30, 2024	23,652	$47,304	$14,463	$18,375	$(9,081)	$71,061

Balance, December 31, 2023	23,746	$47,492	$14,514	$14,458	$(11,653)	$64,811
Net income	—	—	—	5,578	—	5,578
Other comprehensive income, net of tax	—	—	—	—	2,572	2,572
Cash dividend declared ($0.07 per share)	—	—	—	(1,661)	—	(1,661)
Repurchase of common stock	(94)	(188)	(51)	—	—	(239)
Balance, September 30, 2024	23,652	$47,304	$14,463	$18,375	$(9,081)	$71,061

Balance, June 30, 2025	23,601	$47,202	$14,416	$23,552	$(10,326)	$74,844
Net income	—	—	—	2,758	—	2,758
Other comprehensive income, net of tax	—	—	—	—	2,000	2,000
Repurchase of common stock	(24)	(48)	(26)	—	—	(74)
Balance, September 30, 2025	23,577	$47,154	$14,390	$26,310	$(8,326)	$79,528

Balance, December 31, 2024	23,637	$47,273	$14,451	$21,001	$(11,984)	$70,741
Net income	—	—	—	7,198	—	7,198
Other comprehensive income, net of tax	—	—	—	—	3,658	3,658
Cash dividend declared ($0.08 per share)	—	—	—	(1,889)	—	(1,889)
Repurchase of common stock	(60)	(119)	(61)	—	—	(180)
Balance, September 30, 2025	23,577	$47,154	$14,390	$26,310	$(8,326)	$79,528

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(IN THOUSANDS)

(UNAUDITED)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,198	$5,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,123	1,198
Provision for credit losses	602	478
Income on bank owned life insurance	—	(57)
Gain on sale of mortgage loans	(17)	(9)
Net gain on sale of securities available-for-sale	—	(4)
Gain on sale or disposal of premises and equipment	(2)	(23)
Gain on sale of other real estate owned	(6)	(44)
Loans originated for sale	(760)	(329)
Proceeds from sales of loans originated for sale	777	338
Net amortization/accretion of bond premiums/discounts	55	165
Deferred tax benefit	—	(261)
Net change in:
Accrued interest receivable	(391)	(212)
Other assets	427	(532)
Accrued interest payable	49	504
Accrued expenses and other liabilities	477	106
Net cash provided by operating activities	9,532	6,896

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(50,009)	(9,307)
Purchase of securities available-for-sale	(5,270)	(14,011)
Proceeds from repayments and maturities of securities available-for-sale	9,676	8,214
Proceeds from sales of securities available-for-sale	—	2,134
Net purchase of equity securities (restricted)	(20)	(38)
Payments for the purchase of premises and equipment and software	(661)	(1,687)
Proceeds from sale of premises and equipment	2	1,188
Proceeds from sale of other real estate owned	50	164
Proceeds from bank owned life insurance benefit	5,417	—
Net cash used in investing activities	(40,815)	(13,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(3,000)	—
Net change in noninterest bearing deposits	3,943	(2,126)
Net change in interest-bearing deposits	45,451	49,223
Dividends paid	(1,889)	(1,661)
Repurchase of common stock	(180)	(239)
Net cash provided by financing activities	44,325	45,197

Net increase in cash and cash equivalents	13,042	38,750
Cash and cash equivalents, beginning of the period	67,668	64,977
Cash and cash equivalents, end of the period	$80,710	$103,727

Supplemental disclosure of cash paid during the period for:
Interest	$11,408	$11,587
Taxes	1,620	1,550
Supplemental disclosure of non-cash transactions:
Transfer of loans to other real estate owned	46	1,023
Change in unrealized losses on securities available-for-sale	4,630	3,257

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2025 and December 31, 2024, and the results of operations for the three- and nine-month periods ended September 30, 2025 and 2024. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

NOTE 3 EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three- and nine-month periods ended September 30, 2025 and 2024, there were no potential common shares. Basic and diluted net income per common share calculations follow:

(Dollars in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net income	$2,758	$2,108	$7,198	$5,578
Weighted average shares outstanding	23,590,909	23,658,248	23,608,168	23,695,385
Weighted average dilutive shares outstanding	23,590,909	23,658,248	23,608,168	23,695,385

Basic and diluted earnings per share	$0.12	$0.09	$0.30	$0.24

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer required is 2.50%. At September 30, 2025, the Bank had a capital conservation buffer of 8.05%. Amounts recorded to accumulated other comprehensive income (loss) are not included in computing regulatory capital. Management believes as of September 30, 2025, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank’s actual capital amounts and ratios are presented in the following table as of September 30, 2025 and December 31, 2024, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025:
Total capital to risk weighted assets	107,263	16.05%	$53,471	8.00%	$66,839	10.00%
Tier 1 capital to risk weighted assets	98,907	14.80%	40,103	6.00%	53,471	8.00%
Tier 1 capital to average assets	98,907	10.80%	36,644	4.00%	45,805	5.00%
Common equity Tier 1 capital
to risk weighted assets	98,907	14.80%	30,078	4.50%	43,445	6.50%

December 31, 2024:
Total capital to risk weighted assets	101,769	16.19%	$50,300	8.00%	$62,875	10.00%
Tier 1 capital to risk weighted assets	93,907	14.94%	37,725	6.00%	50,300	8.00%
Tier 1 capital to average assets	93,907	10.70%	35,113	4.00%	43,892	5.00%
Common equity Tier 1 capital
to risk weighted assets	93,907	14.94%	28,294	4.50%	40,869	6.50%

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (“AFS”) securities as of September 30, 2025 and December 31, 2024 are as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2025
U.S. Treasuries	$7,105	$18	$199	$6,924
U.S. Government Agencies	9,241	64	397	8,908
Taxable municipals	24,229	6	4,415	19,820
Corporate bonds	2,500	7	159	2,348
Mortgage-backed securities	63,618	202	5,667	58,153
Total securities available-for-sale	$106,693	$297	$10,837	$96,153

December 31, 2024
U.S. Treasuries	$8,370	$-	$409	$7,961
U.S. Government Agencies	9,380	11	586	8,805
Taxable municipals	23,940	-	5,416	18,524
Corporate bonds	2,499	-	246	2,253
Mortgage-backed securities	66,965	11	8,535	58,441
Total securities available-for-sale	$111,154	$22	$15,192	$95,984

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
U.S. Treasuries	$—	$—	$5,906	$199	$5,906	$199
U.S. Government Agencies	204	—	4,585	397	4,789	397
Taxable municipals	1,344	177	17,646	4,238	18,990	4,415
Corporate bonds	—	—	1,841	159	1,841	159
Mortgage-backed securities	937	9	41,725	5,658	42,662	5,667
Total	$2,485	$186	$71,703	$10,651	$74,188	$10,837

December 31, 2024
U.S. Treasuries	$980	$20	$6,981	$389	$7,961	$409
U.S. Government Agencies	2,221	38	6,026	548	8,247	586
Taxable municipals	1,559	212	16,965	5,204	18,524	5,416
Corporate bonds	499	1	1,755	245	2,254	246
Mortgage-backed securities	14,982	311	42,018	8,224	57,000	8,535
Total	$20,241	$582	$73,745	$14,610	$93,986	$15,192

As of September 30, 2025, the available-for-sale portfolio included 165 investments for which the fair market value was less than amortized cost. As of December 31, 2024, the available-for-sale portfolio included 195 investments for which the fair market value was less than amortized cost. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not plan to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities have past due principal or interest payments, and a number of these securities have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified.”

Investment securities with a carrying value of $35.8 million and $35.2 million as of September 30, 2025 and December 31, 2024, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of investment securities available-for-sale during the three or nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, investment securities available-for-sale with a carrying value of $2.2 million were sold, realizing a net gain of $4,000.

The amortized cost and fair value of investment securities as of September 30, 2025, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$2,995	$2,963	0.96%
Due after one year through five years	12,294	11,938	2.79%
Due after five years through ten years	23,204	22,234	3.43%
Due after ten years	68,200	59,018	2.29%
Total	$106,693	$96,153	2.56%

The Bank, as a member bank of the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities, which are included in other assets on the consolidated balance sheet, are restricted from trading and are recorded at a cost of $2.7 million and $2.7 million as of September 30, 2025 and December 31, 2024, respectively. The stock has no quoted market value and no ready market exists. When evaluating these securities for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Equity securities are viewed as long-term investments and management believes the Company has the ability and the intent to hold these securities until their value is recovered.

NOTE 6 LOANS

Loans receivable outstanding as of September 30, 2025 and December 31, 2024, are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Real estate secured:
Commercial	$252,748	$243,646
Construction and land development	40,811	36,112
Residential 1-4 family	251,587	234,860
Multifamily	44,912	32,379
Farmland	24,504	16,921
Total real estate loans	614,562	563,918
Commercial	55,325	60,587
Agriculture	4,872	4,025
Consumer installment and all other loans	32,513	29,006
Total loans	$707,272	$657,536

Also included in total loans above are deferred loan fees of $2.2 million and $2.0 million as of September 30, 2025 and December 31, 2024, respectively. Deferred loan costs were $2.1 million and $1.9 million, as of September 30, 2025 and December 31, 2024, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fees or costs are recognized at that time.

Loans receivable on nonaccrual status as of September 30, 2025 and December 31, 2024, are summarized as follows:

	September 30, 2025			December 31, 2024
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
(Dollars in thousands)
Real estate secured:
Commercial	$7	$-	$7	$411	$-	$411
Construction and land development	26	-	26	300	-	300
Residential 1-4 family	1,965	39	2,004	2,232	178	2,410
Farmland	18	-	18	-	-	-
Total real estate loans	2,016	39	2,055	2,943	178	3,121
Commercial	78	-	78	66	-	66
Agriculture	-	752	752	16	-	16
Consumer installment loans and other loans	67	-	67	56	14	70

Total loans receivable on nonaccrual status	$2,161	$791	$2,952	$3,081	$192	$3,273

Total interest income not recognized (recognized) on nonaccrual loans for the three months ended September 30, 2025 and September 30, 2024 was $26,000 and ($18,000), respectively. Interest recognized during the three months ended September 30, 2024, resulted, primarily, from the resolution of a single loan secured by commercial real estate. Total interest income not recognized on nonaccrual loans for the nine months ended September 30, 2025 and September 30, 2024, was $88,000 and $51,000, respectively.

The Company evaluates loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods. The following table presents the unpaid principal balance of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Unpaid Principal Balance	Related Allowance	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)
Real estate secured:
Commercial	$3,036	$-	$396	$-
Construction and land development	-	-	300	-
Residential 1-4 family	510	39	1,008	177
Total real estate loans	3,546	39	1,704	177
Agriculture	752	54	-	-
Consumer installment loans and other loans	-	-	13	3

Total	$4,298	$93	$1,717	$180

The following table is an age analysis of past due loans receivable as of September 30, 2025, segregated by class:

September 30, 2025 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$368	$39	$7	$414	$252,334	$252,748
Construction and land development	—	—	—	—	40,811	40,811
Residential 1-4 family	1,568	889	637	3,094	248,493	251,587
Multifamily	—	—	—	—	44,912	44,912
Farmland	—	—	—	—	24,504	24,504
Total real estate loans	1,936	928	644	3,508	611,054	614,562
Commercial	19	9	51	79	55,246	55,325
Agriculture	—	—	752	752	4,120	4,872
Consumer installment and all other loans	120	75	43	238	32,275	32,513
Total loans	$2,075	$1,012	$1,490	$4,577	$702,695	$707,272

The following table is an age analysis of past due loans receivable as of December 31, 2024, segregated by class:

December 31, 2024 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$255	$156	$411	$243,235	$243,646
Construction and land development	3	333	—	336	35,776	36,112
Residential 1-4 family	2,413	1,810	510	4,733	230,127	234,860
Multifamily	—	—	—	—	32,379	32,379
Farmland	207	—	—	207	16,714	16,921
Total real estate loans	2,623	2,398	666	5,687	558,231	563,918
Commercial	166	77	—	243	60,344	60,587
Agriculture	37	—	—	37	3,988	4,025
Consumer installment and all other loans	89	88	30	207	28,799	29,006
Total loans	$2,915	$2,563	$696	$6,174	$651,362	$657,536

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

The following table presents the credit risk grade of loans by origination year as of September 30, 2025:

As of December 31, 2024
(Dollars are in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial real estate
Pass	$25,831	$21,223	$43,748	$46,030	$41,480	$71,922	$332	$250,566
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,174	8	—	2,182
Total commercial real estate	$25,831	$21,223	$43,748	$46,030	$43,654	$71,930	$332	$252,748

Current period gross charge-offs	$—	$—	$—	$(1)	$—	$—	$—	$(1)

Construction and Land Development
Pass	$9,268	$21,844	$2,882	$2,139	$2,273	$2,379	$—	$40,785
Special mention	—	—	—	—	—	—	—	—
Substandard	—	26	—	—	—	—	—	26
Total construction and land development	$9,268	$21,870	$2,882	$2,139	$2,273	$2,379	$—	$40,811

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$27,640	$19,330	$26,739	$26,029	$36,943	$77,720	$34,600	$249,001
Special mention	—	—	—	—	—	485	—	485
Substandard	—	104	116	51	—	1,725	105	2,101
Total residential 1-4 family	$27,640	$19,434	$26,855	$26,080	$36,943	$79,930	$34,705	$251,587

Current period gross charge-offs	$—	$—	$(139)	$—	$—	$—	$—	$(139)

Multifamily
Pass	$15,344	$1,415	$4,583	$9,582	$6,507	$7,481	$—	$44,912
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multifamily	$15,344	$1,415	$4,583	$9,582	$6,507	$7,481	$—	$44,912

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$8,343	$2,644	$1,142	$1,846	$2,679	$6,465	$1,239	$24,358
Special mention	—	—	—	—	—	128	—	128
Substandard	—	—	—	—	—	18	—	18
Total farmland	$8,343	$2,644	$1,142	$1,846	$2,679	$6,611	$1,239	$24,504

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$11,486	$11,874	$10,030	$2,949	$1,515	$3,013	$14,377	$55,244
Special mention	—	—	—	—	—	2	—	2
Substandard	—	51	—	—	—	—	28	79
Total commercial	$11,486	$11,925	$10,030	$2,949	$1,515	$3,015	$14,405	$55,325

Current period gross charge-offs	$—	$(8)	$—	$—	$(23)	$—	$(10)	$(41)

Agriculture
Pass	$1,083	$716	$189	$206	$127	$123	$1,645	$4,089
Special mention	—	—	—	—	—	—	32	32
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	305	—	—	—	—	446	751
Total agriculture	$1,083	$1,021	$189	$206	$127	$123	$2,123	$4,872

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(50)	$(50)

Consumer and All Other
Pass	$12,549	$9,661	$5,660	$1,580	$843	$982	$1,172	$32,447
Special mention	—	—	—	—	—	—	—	—
Substandard	9	35	20	2	—	—	—	66
Total consumer and all other	$12,558	$9,696	$5,680	$1,582	$843	$982	$1,172	$32,513

Current period gross charge-offs	$(115)	$(32)	$(12)	$(5)	$(1)	$(2)	$(37)	$(204)

Total	$111,553	$89,228	$95,109	$90,414	$94,541	$172,451	$53,976	$707,272
Total current period gross charge-offs	$(115)	$(40)	$(151)	$(6)	$(24)	$(2)	$(97)	$(435)

The following table presents the credit risk grade of loans by origination year as of December 31, 2024:

As of December 31, 2024
(Dollars are in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate
Pass	$20,653	$47,052	$43,553	$46,902	$27,155	$56,369	$1,541	$243,225
Special mention	—	—	—	—	—	9	—	9
Substandard	—	—	255	141	—	16	—	412
Total commercial real estate	$20,653	$47,052	$43,808	$47,043	$27,155	$56,394	$1,541	$243,646

Current period gross charge-offs	$—	$—	$—	$(179)	$—	$—	$(1)	$(180)

Construction and Land Development
Pass	$17,654	$5,078	$6,240	$3,019	$1,719	$2,089	$—	$35,799
Special mention	—	—	—	—	—	12	—	12
Substandard	301	—	—	—	—	—	—	301
Total construction and land development	$17,955	$5,078	$6,240	$3,019	$1,719	$2,101	$—	$36,112

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$19,094	$27,861	$29,510	$38,329	$11,265	$78,424	$26,933	$231,416
Special mention	—	—	—	—	—	319	—	319
Substandard	104	257	42	723	238	1,647	114	3,125
Total residential 1-4 family	$19,198	$28,118	$29,552	$39,052	$11,503	$80,390	$27,047	$234,860

Current period gross charge-offs	$—	$(38)	$—	$—	$—	$(37)	$—	$(75)

Multifamily
Pass	$1,564	$4,829	$10,313	$6,818	$2,505	$6,350	$—	$32,379
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multifamily	$1,564	$4,829	$10,313	$6,818	$2,505	$6,350	$—	$32,379

Current period gross charge-offs	$—	$(53)	$—	$—	$—	$(42)	$—	$(95)

Farmland
Pass	$2,669	$1,333	$2,045	$2,812	$730	$7,186	$—	$16,775
Special mention	—	—	—	—	—	146	—	146
Substandard	—	—	—	—	—	—	—	—
Total farmland	$2,669	$1,333	$2,045	$2,812	$730	$7,332	$—	$16,921

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$18,298	$13,490	$4,780	$2,305	$801	$2,560	$18,284	$60,518
Special mention	—	—	—	—	—	2	—	2
Substandard	1	—	—	31	—	—	35	67
Total commercial	$18,299	$13,490	$4,780	$2,336	$801	$2,562	$18,319	$60,587

Current period gross charge-offs	$—	$(34)	$(55)	$—	$—	$—	$(73)	$(162)

Agriculture
Pass	$1,333	$322	$339	$232	$35	$195	$1,553	$4,009
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	16	—	16
Total agriculture	$1,333	$322	$339	$232	$35	$211	$1,553	$4,025

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and All Other
Pass	$14,500	$7,982	$2,706	$1,276	$424	$880	$1,158	$28,926
Special mention	—	—	—	—	—	—	—	—
Substandard	17	22	20	19	2	—	—	80
Total consumer and all other	$14,517	$8,004	$2,726	$1,295	$426	$880	$1,158	$29,006

Current period gross charge-offs	$(163)	$(62)	$(14)	$(7)	$(9)	$—	$(24)	$(279)

Total	$96,188	$108,226	$99,803	$102,607	$44,874	$156,220	$49,618	$657,536
Total current period gross charge-offs	$(163)	$(187)	$(69)	$(186)	$(9)	$(79)	$(98)	$(791)

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

The following table presents a disaggregated analysis of activity in the allowance for credit losses for loans as of September 30, 2025 and December 31, 2024:

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Three months ended September 30, 2025
Beginning balance	$2,561	$360	$2,998	$432	$182	$737	$62	$616	$7,948
Charge-offs	(1)	—	(139)	—	—	(23)	—	(89)	(252)
Recoveries	—	—	32	3	—	5	—	43	83
Provision for credit losses	34	26	43	76	17	(60)	21	31	188
Ending balance	$2,594	$386	$2,934	$511	$199	$659	$83	$601	$7,967

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Nine months ended September 30, 2025
Beginning balance	$2,565	$322	$2,923	$382	$149	$751	$36	$556	$7,684
Charge-offs	(1)	—	(139)	—	—	(41)	(50)	(204)	(435)
Recoveries	—	26	54	9	3	7	—	109	208
Provision for credit losses	30	38	96	120	47	(58)	97	140	510
Ending balance	$2,594	$386	$2,934	$511	$199	$659	$83	$601	$7,967

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Year ended December 30, 2024
Beginning balance	$—	$104	$255	$—	$—	$1,930	$148	$2,437	$4,874
Charge-offs	(180)	—	(75)	(95)	—	(162)	—	(279)	(791)
Recoveries	106	44	100	—	297	9	—	157	713
Provision for credit losses	2,639	174	2,643	477	(148)	(1,026)	(112)	(1,759)	2,888
Ending balance	$2,565	$322	$2,923	$382	$149	$751	$36	$556	$7,684

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

On February 15, 2025, severe flash flooding occurred in Tazewell and Buchanan, Counties in Virgina. On September 27, 2024, Hurricane Helene passed through western North Carolina, southwest Virginia and northeast Tennessee, causing flood and wind damage in its path. To assist borrowers impacted by these natural disasters, we offered short-term payment deferrals of 3 months. As of December 31, 2024, 36 loans totaling $9.2 million were participating in the deferral program. One of these loans, a residential mortgage loan totaling $178,000, received an additional 3-month deferral due to the extent of damage to the property. As of September 30, 2025, the deferral periods have ended and 48 loans totaling $7.4 million participating in the deferral program have commenced regular payments. The loan totaling $178,000 was in default, and $138,000 was charged off during the quarter ended September 30, 2025. There were no loans modified to borrowers experiencing financial difficulties in the three and nine months ended September 30, 2025, other than those impacted by natural disasters.

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

As of September 30, 2025 and December 31, 2024, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $496,000 and $404,000, respectively. During the three and nine months ended September 30, 2025 and September 30, 2024, $0 and $92,000 and $22,000 and $25,000, respectively, were included in the Provision for Credit Losses.

NOTE 10 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the nine months ended September 30, 2025 and the year ended December 31, 2024:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Balance, beginning of period	$87	$157
Additions	46	1,330
Proceeds from sales	(50)	(1,474)
Adjustment of carrying value	—	(9)
Net gains from sales	6	83
Balance, end of period	$89	$87

As of September 30, 2025, there were no loans secured by residential real estate in the process of foreclosure.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available-for-sale - Investment securities AFS are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s AFS securities, totaling $96.2 million and $96.0 million as of September 30, 2025 and December 31, 2024, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Assets and liabilities measured at fair value are as follows as of September 30, 2025 and December 31, 2024:

September 30, 2025 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$6,924	$—
U.S. Government Agencies	—	8,908	—
Taxable municipals	—	19,820	—
Corporate bonds	—	2,348	—
Mortgage-backed securities	—	58,153	—

(On a non-recurring basis) Other real estate owned	—	—	89
Collateral dependent loans with ACL:
Agriculture	—	—	251
Total	$—	$96,153	$340

December 31, 2024 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$7,961	—
U.S. Government Agencies	—	8,805	$—
Taxable municipals	—	18,524	—
Corporate bonds	—	2,253	—
Mortgage-backed securities	—	58,441	—

(On a non-recurring basis) Other real estate owned	—	—	87
Collateral dependent loans with ACL:
Consumer installment and all other loans	—	—	11
Total	$—	$95,984	$98

Not included in the tables above as of September 30, 2025 and December 31, 2024 is a residential 1-4 family mortgage loan totaling $178,000. $138,000 was charged off during the quarter ended September 30, 2025, and the loan has a specific allowance for credit loss allocation on the recorded investment of $40,000 and $178,000 as of September 30, 2025 and December 31, 2024, respectively.

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at September 30, 2025	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Collateral dependent loans with ACL:
Agriculture	$251	$-	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Consumer installment and all other	-	11	Appraised Value/Other estimates from Independent Sources	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$89	$87	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, are as follows:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

September 30, 2025
Financial instruments – assets
Net loans	$699,305	$689,528	$—	$—	$689,528

Financial instruments – liabilities
Time deposits	292,671	292,461	—	292,461	—
Borrowed funds	21,986	20,039	—	20,039	—

December 31, 2024
Financial instruments – assets
Net loans	$649,852	$633,023	$—	$—	$633,023

Financial instruments – liabilities
Time deposits	268,739	268,509	—	268,509	—
Borrowed funds	24,986	23,071	—	23,071	—

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

NOTE 12 LEASING ACTIVITIES

As of September 30, 2025, the Bank leases four branch offices, one administrative office, one loan production office and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from 2028 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of September 30, 2025 was 6.52 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of September 30, 2025 was 3.36%.

For the three and nine months ended September 30, 2025 and 2024, operating lease expenses were $145,000 and $435,000; and $139,000 and $428,000, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of September 30, 2025, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2025	$144
2026	575
2027	596
2028	586
2029	492
Thereafter	1,243
Total lease payments	3,636
Less: imputed interest	(519)
Total	$3,117

NOTE 13 BORROWED FUNDS

Borrowed funds totaled $21,986 and $24,986 as of September 30, 2025 and December 31, 2024, respectively. For additional information on borrowed funds, refer to Note 18 in Item 8 of Form 10-K for the year ended December 31, 2024. On January 7, 2025, a voluntary principal payment of $3.0 million was made on an outstanding trust preferred security. On June 30, 2025, a short-term advance of $5.0 million was drawn from FHLB and repaid in July 2025.

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. Refer to Note 24 in our Annual Report on Form 10-K for the year ended December 31, 2024, for a description of how each revenue stream is accounted for under ASC 606. The following table presents noninterest income by revenue stream for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Service charges and fees	$1,003	$995	$2,779	$2,877
Card processing and interchange income	958	937	2,811	2,803
Financial services fees	335	304	1,009	998
Other noninterest income	203	190	749	601
Total noninterest income	$2,499	$2,426	$7,348	$7,279

NOTE 15 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Other operating expenses	$844	$853	$2,654	$2,613
ATM network expense	430	388	1,275	1,141
Legal, accounting, and professional
fees	248	223	719	673
Loan related expenses	224	120	478	315
Core system conversion related costs	104	—	106	—
FDIC insurance premiums	102	98	299	287
Advertising	62	41	218	169
Consulting fees	41	39	124	119
Printing and supplies	37	18	98	74
Other real estate owned expenses, net	6	(3)	5	(31)
Total other operating expenses	$2,098	$1,777	$5,976	$5,360

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

In September 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-06, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments in this ASU are intended to improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. Therefore, the amendments require that an entity capitalize software costs when both: Management has authorized and committed to funding the software project; and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption of ASU 2025-06 is permitted as of the beginning of an annual reporting period. The Company does not expect the adoption of ASU 2025-06 to have a material impact on its consolidated financial statements.

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
  the effects of cyber incidents or other failures, disruptions or breaches of our operational or security systems, or those of our third-party vendors or other service providers, including as a result of cyber threats or attacks;
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

Overview and Highlights

Quarter-to-date highlights include:

·	Net income for the three months ended September 30, 2025 was $2.8 million, or $0.12 per share, an increase of $650,000, or 30.83%, from the $2.1 million or $0.09 per share reported for the same period in 2024.
·	Returns on average assets and equity of 1.21% and 14.28% for the third quarter of 2025 compared to 0.97% and 12.35% for the third quarter of 2024, respectively;
·	Net interest margin was 3.93% for the third quarter of 2025 compared to 3.43% for the third quarter of 2024;
·	Net interest income was $8.6 million for the third quarter of 2025, an increase of $1.5 million or 20.28%, compared to the third quarter of 2024;
·	Noninterest income was $2.5 million, an increase of $73,000, or 3.01%, during the third quarter of 2025 compared to the third quarter of 2024; and
·	Noninterest expense was $7.4 million, an increase of $548,000, or 8.02%, for the third quarter of 2025 compared to the third quarter of 2024.

Comparison of the Three Months ended September 30, 2025, and 2024

Net interest income for the quarter ended September 30, 2025 was $8.6 million, an increase of $1.5 million, or 20.28%, when compared to the third quarter of 2024. Interest income increased $1.1 million to $12.6 million due to the combination of an increase of 22 basis points (“bps”) in the yield on earning assets to 5.73% and a $39.4 million increase in the average balance of earning assets when compared to 2024. The loan portfolio was the primary driver of both increases as the yield rose 26 bps to 6.31% while the average balance increased $66.1 million compared to the quarter ending September 30, 2024. Also contributing to the improvement in net interest income was the $394,000 decrease in interest expense to $4.0 million during the third quarter of 2025 as compared to $4.4 million in 2024. The reduction in interest expense is due to a number of factors including a 31 bp decrease in the cost of interest-bearing deposits to 2.59% due to maturing time deposits and money market accounts repricing in a lower interest-rate environment and declines in both the cost and average balance of borrowed funds. The decline in the average balance of borrowed funds was due to the decrease in the average balance related to a $10 million borrowing from the Federal Reserve Bank under the Bank Term Funding Program that was repaid in October 2024 combined with $4.2 million in principal payments made on trust preferred securities in October 2024 and January 2025. In addition, the variable rate paid on the trust preferred securities decreased as overnight and short-term borrowing rates declined during the last half of 2024. As a result, the cost of total interest-bearing liabilities decreased 40 bps to 2.69% during the third quarter of 2025 as compared to the third quarter of 2024. The net interest margin increased 50 bps to 3.93% for the quarter ending September 30, 2025 as compared to 3.43% for the same period in 2024 due to the increase in the yield on earning assets and the decline in the cost of funds.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

Three Months Ended September 30,

	2025			2024
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$705,820	$11,217	6.31%	$639,707	$9,728	6.05%
Federal funds sold	368	4	4.33%	117	2	5.45%
Interest bearing deposits in other banks	59,234	644	4.31%	86,773	1,164	5.34%
Investment securities (2)	108,527	744	2.74%	107,947	653	2.42%
Total earning assets	873,949	12,609	5.73%	834,544	11,547	5.51%
Less: Allowance for credit losses	(8,011)			(7,867)
Non-earning assets	37,953			41,706
Total assets	$903,891			$868,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$71,615	$124	0.69%	$72,521	$160	0.88%
Savings and money market deposits	198,553	885	1.77%	174,313	811	1.85%
Time deposits	292,176	2,665	3.62%	278,833	2,861	4.08%
Total interest-bearing deposits	562,344	3,674	2.59%	525,667	3,832	2.90%
Other borrowings	10,000	89	3.51%	20,000	211	4.13%
Trust preferred securities	11,986	209	6.82%	16,186	323	7.81%
Total borrowed funds	21,986	298	5.31%	36,186	534	5.77%
Total interest-bearing liabilities	584,330	3,972	2.69%	561,853	4,366	3.09%
Non-interest-bearing deposits	233,021			228,961
Other liabilities	9,943			9,663
Total liabilities	827,294			800,477
Shareholders’ equity	76,597			67,906
Total liabilities and shareholders’ equity	$903,891			$868,383
Net interest income		$8,637			$7,181
Net interest margin			3.93%			3.43%
Net interest spread			3.04%			2.42%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

(Dollars in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest income:
Loans	$1,052	$437	$1,489
Federal funds sold	2	—	2
Interest bearing deposits in other banks	(324)	(196)	(520)
Investment securities	4	87	91
Total earning assets	734	328	1,062

Interest expense:
Interest-bearing demand deposits	(2)	(34)	(36)
Savings and money market deposits	110	(36)	74
Time deposits	134	(330)	(196)
Other borrowings	(94)	(28)	(122)
Trust preferred securities	(77)	(37)	(114)
Total interest-bearing liabilities	71	(465)	(394)
Change in net interest income	$663	$793	$1,456

The provision for credit losses charged to the income statement for the quarter ended September 30, 2025, was $189,000 compared to $49,000 for the three months ended September 30, 2024. The third quarter 2025 provision reflects the impact of the loan growth while the provision recorded in 2024 was impacted by the resolution of a loan relationship that had resulted in a $262,000 specific allowance allocation during the second quarter of 2024. The provision for credit losses on unfunded commitments was $0 for the third quarter of 2025 due to a slight reduction in commitments on construction loans offset by a small increase in the expected loss rate. For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 7, Allowance for Credit Losses for Loans, in Item 1 of this Form 10-Q.

Noninterest income totaling $2.5 million for the quarter ended September 30, 2025 increased $73,000 compared to the quarter ended September 30, 2024. Modest increases in earnings from service charges, card processing, financial services revenue, and other miscellaneous income totaling $8,000, $21,000, $31,000, and $35,000, respectively, were partially offset by the $20,000 decrease in income from bank-owned life insurance policies which were either surrendered or paid out due to death in the fourth quarter of 2024.

Noninterest expense was $7.4 million for the quarter ended September 30, 2025 compared to $6.8 million for the quarter ended September 30, 2024. The $548,000 increase primarily resulted from increases in salaries and benefits of $209,000, other expenses related to the core conversion of $104,000, data processing costs of $38,000, ATM network expenses of $42,000, and loan-related expenses of $104,000. The increase in salaries and benefits is attributable to normal recurring salary adjustments, increases in incentive accruals based on the Company’s year-to-date performance and production, higher health insurance expenses, staffing costs for the Wytheville loan production office, and overtime associated with the core conversion. Other expenses related to the core conversion include professional and ancillary costs for other applications and systems impacted by the conversion as well as internal and external travel costs associated with testing and data validation. The increase in loan-related expenses is due to expenses associated with a home equity loan promotion during the second and third quarters of 2025.

Subsequent to quarter-end, there has been, and will be, additional costs associated with the core system conversion including additional costs related to overtime, meals and other expenses related to the installation, testing and training on the new system and the other ancillary systems impacted by the core conversion.

The efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, decreased to 66.24% during the third quarter of 2025 from 71.10% for the third quarter of 2024. We continue to assess our operational procedures and structure to improve efficiencies and contain costs.

Income tax expense for the third quarter of 2025 totaled $812,000, an increase of $191,000, or 30.76%, from $621,000 recorded during the same period in 2024. This increase was in line with the increase in pre-tax income which increased $841,000 or 30.82% for the comparative three months ended September 30, 2025 and 2024. The effective tax rate for the three months ended September 30, 2025 was 22.75%,compared to 22.76% for the same period in 2024.

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

Comparison of the Nine Months ended September 30, 2025 and 2024

Year-to-date highlights include:

·	Net income for the nine months ended September 30, 2025 was $7.2 million, or $0.30 per share, an increase of $1.6 million, or 29.04%, from the $5.6 million or $0.24 per share reported for the same period in 2024.
·	Returns on average assets and equity of 1.09% and 13.03% for the first nine months of 2025, compared to 0.87% and 11.36% for the first nine months of 2024, respectively;

For the nine months ended September 30, 2025, net interest income totaled $24.5 million, an increase of $3.4 million, or 16.03%, as compared to the nine months ended September 30, 2024. The net interest margin increased 39 bps to 3.83% as compared to 3.44% for the same period in 2024. Net interest income improved due to increased average earning assets, which increased $34.7 million, or 4.23%, to $854.5 million. In addition, the yield on earning assets improved 22 bps to 5.62% during the nine months ended September 30, 2025 compared to the same period in 2024. Interest expense for the nine months ended September 30, 2025 totaled $11.5 million, a decrease of $634,000, or 5.24%, from the same period in 2024. The decrease in interest expense is due primarily to the lower costs of interest-bearing deposits and borrowed funds as discussed above.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

Nine Months Ended September 30,

	2025			2024
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$682,395	$31,669	6.20%	$638,403	$28,316	5.93%
Federal funds sold	262	9	4.38%	116	5	5.40%
Interest bearing deposits in other banks	61,520	1,999	4.34%	74,798	2,999	5.36%
Investment securities (2)	110,358	2,241	2.71%	106,537	1,852	2.32%
Total earning assets	854,535	35,918	5.62%	819,854	33,172	5.40%
Less: Allowance for credit losses	(7,919)			(7,581)
Non-earning assets	37,425			39,950
Total assets	$884,041			$852,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,064	$389	0.72%	$72,914	$456	0.84%
Savings and money market deposits	193,514	2,495	1.72%	168,134	2,030	1.61%
Time deposits	280,683	7,689	3.66%	271,491	8,004	3.94%
Total interest-bearing deposits	546,261	10,573	2.59%	512,539	10,490	2.73%
Other borrowings	10,018	266	3.51%	20,000	630	4.14%
Trust preferred securities	12,052	618	6.76%	16,186	971	7.88%
Total borrowed funds	22,070	884	5.28%	36,186	1,601	5.81%
Total interest-bearing liabilities	568,331	11,457	2.69%	548,725	12,091	2.94%
Non-interest-bearing deposits	232,139			228,350
Other liabilities	9,736			9,569
Total liabilities	810,206			786,644
Shareholders’ equity	73,835			65,579
Total liabilities and shareholders’ equity	$884,041			$852,223
Net interest income		$24,461			$21,081
Net interest margin			3.83%			3.44%
Net interest spread			2.93%			2.46%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

(Dollars in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest income:
Loans	$1,988	$1,365	$3,353
Federal funds sold	5	(1)	4
Interest bearing deposits in other banks	(482)	(518)	(1,000)
Investment securities	68	321	389
Total earning assets	1,579	1,167	2,746

Interest expense:
Interest-bearing demand deposits	(5)	(62)	(67)
Savings and money market deposits	320	145	465
Time deposits	266	(581)	(315)
Other borrowings	(279)	(85)	(364)
Trust preferred securities	(227)	(126)	(353)
Total interest-bearing liabilities	75	(709)	(634)
Change in net interest income	$1,504	$1,876	$3,380

For the nine months ended September 30, 2025, the provision for credit losses totaled $602,000 as compared to $478,000 recorded for the same period in 2024.

For the nine months ended September 30, 2025, noninterest income increased $69,000 to $7.3 million compared to the same period in 2024, mainly due to a branded card incentive payment of $141,000 in 2025 which was partially offset by a $98,000 decrease in service charges.

For the nine months ended September 30, 2025, noninterest expense totaled $21.9 million, an increase of $1.2 million, or 5.90%, over the same period in 2024. The components of the year-over-year increase are largely similar to those discussed for the current quarter. Additional items include $47,000 in costs incurred in “refreshing” a branch office and $42,000 in costs incurred for snow and ice removal to keep our branch locations open and safe during the winter storms in the first quarter of 2025.

Balance Sheet

Total assets as of September 30, 2025 were $910.7 million, an increase of $55.8 million, or 8.73% annualized, from $854.9 million as of December 31, 2024. Gross loans of $707.3 million as of September 30, 2025 reflected an increase of $49.7 million, or 10.11% annualized, from $657.5 million as of December 31, 2024. Liquid assets in the form of cash and cash equivalents increased $13.0 million, or 25.77% annualized, during the first nine months of 2025. Investment securities increased $169,000 during the first nine months of 2025 due to purchases of $5.3 million and a decrease in the unrealized loss on available-for-sale securities of $4.6 million which more than offset maturities, calls, payments and amortization of $9.7 million. There have been no sales of loans or investments during 2025 other than normal sales of mortgage loans originated for sale.

Commercial and residential real estate loans, the two largest categories of loans, increased $9.1 million and $16.7 million, respectively, from December 31, 2024 to September 30, 2025. Multi-family real estate loans increased $12.5 million. Consumer loans increased $3.5 million, which included the purchase of $2.8 million of individual loans during the nine months ended September 30, 2025. Farmland and Agriculture loans increased $7.6 million and $847,000, respectively, during the first nine months of 2025.

Deposits totaled $799.4 million as of September 30, 2025 compared to $750.0 million as of December 31, 2024. The increase of $49.4 million, or 8.81% annualized, was due to efforts to attract and retain time deposits and money market account relationships, including replacing a large, high-rate account with lower-cost brokered time deposits, combined with cyclical funds inflows. As a result of these efforts and seasonality, total time deposits increased $23.7 million, money market accounts increased $23.7 million, and noninterest bearing deposits increased $3.9 million during the first nine months of 2025. During the second quarter of 2025, $15.0 million of brokered time deposits were issued with maturities ranging from two months to two years. $10.0 million of these brokered time deposits matured in August and were not replaced. These deposits supplement liquidity, support loan closings and advances and bolster on-balance-sheet liquidity.

As of September 30, 2025, borrowed funds totaled $22.0 million, a decrease of $3.0 million from December 31, 2024. During the first quarter of 2025, a $3.0 million principal reduction was paid toward outstanding trust preferred securities. This repayment improved net interest income and the net interest margin during the current reporting periods and should positively impact future periods. On June 30, 2025, we took a short-term Federal Home Loan Bank advance of $5.0 million to bolster liquidity based on anticipated loan closings or advances. This advance was repaid in July.

During the nine months ended September 30, 2025, total shareholders’ equity increased $8.8 million to $79.5 million due to net income of $7.2 million and a decrease in the net unrealized loss on available-for-sale securities of $3.7 million. These increases to capital were offset by dividends paid to shareholders of $1.9 million and the repurchase of common stock totaling $180,000. Consequently, book value per share increased to $3.37 as of September 30, 2025 compared to $2.99 as of December 31, 2024. The Bank remains well capitalized per regulatory guidance.

As previously announced, the Board of Directors extended the repurchase of up to 500,000 shares of the Company’s common stock through March 31, 2026. During the first nine months of 2025, the Company repurchased 59,531 shares at an average price of $3.02 per share. Since the commencement of the repurchase plan in 2022, 344,893 shares have been repurchased at an average price of $2.52 per share.

Asset Quality

The allowance for credit losses was $8.0 million, or 1.13% as a percentage of total loans, as of September 30, 2025 and $7.7 million, or 1.17%, as of December 31, 2024. The allowance for credit losses on unfunded commitments was $496,000 as of September 30, 2025 as compared to $404,000 as of December 31, 2024. The increase in the allowance for credit losses on unfunded commitments was due to an increase in loan commitments, specifically residential and commercial real estate construction loan commitments.

Annualized net charge-offs (recoveries) as a percentage of average loans were 0.04% during the first nine months of 2025 compared to 0.01% during the same period of 2024 and 0.10% during the third quarter of 2025. The higher charge-off rate during the third quarter was related to a partial charge-off of $138,000 on a loan that had been specifically provided for in 2024.

Nonperforming assets, which include nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned, totaled $3.2 million as of September 30, 2025, a decrease of $164,000, or 4.88%, since year-end 2024. Nonaccrual loans decreased $321,000 during the first nine months of 2025 primarily due to the resolution of several large credits and a partial charge-off exceeding the impact of a single loan relationship totaling $802,000 placed in nonaccrual status in 2025. Nonperforming assets as a percentage of total assets were 0.35% as of September 30, 2025 and 0.39% as of December 31, 2024.

Other real estate owned increased $2,000 to $89,000 as of September 30, 2025 compared to December 31, 2024, due to the sale of a property during the first quarter of 2025 and the foreclosure on one property during the third quarter of 2025. Expenses associated with other real estate owned, including gains and losses on sales, were $6,000 for the three months ended September 30, 2025 compared to net recoveries of $3,000 during the three months ended September 30, 2024 due to gains on sales of foreclosed properties of $0 and $10,000 during the respective three-month periods in 2025 and 2024.

For detailed information on nonaccrual loans and other real estate owned as of September 30, 2025 and December 31, 2024, refer to Note 6 Loans and Note 10 Other Real Estate Owned in Item 1 of this Form 10-Q.

Loans rated substandard or below totaled $5.2 million as of September 30, 2025, an increase of $1.2 million from $4.0 million as of December 31, 2024 due to two loan relationships totaling $2.9 million that were downgraded during the first nine months of 2025. The Company is working with one of these borrowers to bring the classified portion of the loan totaling $2.2 million into compliance with applicable loan covenants and does not anticipate any loss will result from this loan. Total past due loans decreased to $4.6 million as of September 30, 2025 from $6.2 million as of December 31, 2024.

The allowance for credit losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the CECL model to best reflect the risks in the portfolio. However, future provisions may be deemed necessary. During the first nine months of 2025, we maintained the adjustments to our qualitative factors initiated in 2024 to consider risk factors associated with commercial real estate and residential mortgage loans; however, we removed the qualitative factor related to Hurricane Helene which occurred in September 2024. Those changes, along with recoveries of loans previously charged off and the assessment of the historical and specific risks associated with the loan portfolio, resulted in a provision for credit losses of $602,000, of which $510,000 was a provision for the loan portfolio and $92,000 was a provision for unfunded commitments. The following table summarizes components of the allowance for credit losses and related loans as of September 30, 2025 and December 31, 2024:

Selected Credit Ratios
	September 30,	December 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses - loans	$7,967	$7,684
Total loans	707,272	657,536
Allowance for credit losses to total loans	1.13%	1.17%
Nonaccrual loans	$2,952	$3,273
Nonaccrual loans to total loans	0.42%	0.50%

Ratio of allowance for credit losses loans to nonaccrual loans	2.70X	2.35X

Charge-offs, net of recoveries	$227	$78
Average loans	$682,395	$641,022
Net charge-offs to average loans[1]	0.04%	0.01%

1 - Annualized

Deferred Tax Asset and Income Taxes

Due to timing differences between the book and tax treatments of several income and expense items, a net deferred tax asset of $1.6 million is recorded as of September 30, 2025 and December 31, 2024, excluding the deferred tax asset on the unrealized loss on securities available-for-sale of $2.2 million and $3.2 million, as of September 30, 2025 and December 31, 2024, respectively. Our income tax expense was computed at the federal corporate income tax rate of 21% of taxable income and a blended state tax rate of 2.4%. We have no significant nontaxable income or nondeductible expenses.

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

As of September 30, 2025, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $3.37 and $2.99 as of September 30, 2025 and December 31, 2024, respectively. The increase in book value was due largely to net earnings for the year of $7.2 million combined with a decrease in the unrealized loss on available for sale investment securities, net of the tax effects, for the year of $3.7 million, which more than offset the dividend payment of $0.08 per share and the repurchase of common shares of $180,000 during the first nine months of 2025.

Other key performance indicators are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Return on average assets[1]	1.21%	0.97%	1.09%	0.87%
Return on average shareholders’ equity[1]	14.28%	12.35%	13.03%	11.36%
Average equity to average assets	8.47%	7.82%	8.35%	7.70%

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

On April 28, 2022, the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock. As previously reported, this plan was extended by the Board of Directors through March 31, 2026. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. As of September 30, 2025, the Company has repurchased 344,893 shares at an average price of $2.52 per share since inception of the plan. During the quarter ended September 30, 2025, the Company repurchased 23,685 shares at an average price of $3.07 per share. There is no assurance that the Company will purchase any additional shares under this program.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold and unpledged available-for-sale investments. Collectively, those balances were $141.1 million as of September 30, 2025, up from $128.5 million as of December 31, 2024. The increase is primarily due to deposit growth, including brokered certificates of deposit. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs

As of September 30, 2025, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $35.8 million, which is net of the $60.4 million of securities pledged as collateral. Generally, the investment portfolio serves as a source of liquidity while yielding a higher return at the purchase date when compared to other short-term investment options such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond (the FRB). Due to the unrealized loss on securities available-for-sale, the sale of investments, other than shorter-term investments with minimal unrealized losses or more recently purchased investments, would not be a main source of liquidity at this time due to the immediate impact on regulatory capital; however, the majority of the portfolio is considered high credit quality investments and would be available to pledge against borrowed funds. Total investment securities increased $169,000, or 0.24% annualized, during the first nine months of 2025 from $96.0 million as of December 31, 2024, to $96.2 million as of September 30, 2025. The Bank also has additional borrowing capacity on lines for which investments and certain loans are currently pledged.

Our loan to deposit ratio was 88.48% and 87.67% as of September 30, 2025 and December 31, 2024, respectively.

Available third-party sources of liquidity as of September 30, 2025 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

We have used our line of credit with the FHLB to issue letters of credit totaling $14.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on these letters of credit have been issued. The letters of credit are considered to be draws on our FHLB line of credit. In May 2023, we borrowed $10.0 million from the FHLB, through a fixed rate 5-year advance, to support loan fundings and other general liquidity needs; and, in June 2025, we borrowed an additional $5.0 million which was repaid in July 2025. An additional $199.3 million was available as of September 30, 2025 on the $223.3 million line of credit. Full use of the FHLB borrowing capacity would require the Company to pledge additional assets.

As of September 30, 2025, we held brokered time deposits of $8.0 million, an increase of $5.0 million from December 31, 2024. These added brokered deposits supplemented liquidity and supported loan closings and advances and bolstered on-balance-sheet liquidity. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the rate paid on deposits is shown in the net interest margin analysis tables. Total reciprocal Certificate of Deposit Registry Services (“CDARS”) time deposits were $7.9 million and $7.0 million as of September 30, 2025 and December 31, 2024, respectively. Aside from the availability of CDARS time deposits, we also offer a similar deposit product for transaction account customers through Intrafi Cash Service (“ICS”). As of September 30, 2025, approximately $17.1 million were placed in this product as compared to $23.7 million at December 31, 2024. Both the CDARS and ICS offerings assist us in maintaining deposit relationships, while assuring the depositors’ funds retain federal deposit insurance coverage.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, while we do not anticipate using this as a primary funding source, securities with an estimated market value of $28.5 million were pledged as of September 30, 2025.

Time deposits of $250,000 or more were approximately 6.55% of total deposits at September 30, 2025 and 6.84% of total deposits at December 31, 2024.

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

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the nine months ended September 30, 2025 to the off-balance sheet items and the contractual obligations disclosed in our 2024 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At September 30, 2025, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities – None

(b)	Use of Proceeds – Not Applicable

(c)	Issuer Purchases of Securities

Stock Repurchase Program

The Company has an approved one-year stock repurchase program that authorizes the repurchase of up to 500,000 of the Company’s common shares that was extended through March 31, 2026. Repurchases may be made through open-market purchases or in privately negotiated transactions. Shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company.

Shares of the Company’s common stock were repurchased during the three months ended September 30, 2025, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 155,107 shares of common stock.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
July 31, 2025		-	$-	-	178,792
August 31, 2025		16,064	$3.06	16,064	162,728
September 30, 2025		7,621	$3.09	7,621	155,107
	Total	23,685	$3.07	23,685
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Trading Arrangements – During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
101

The following materials for the Company’s Form 10-Q for the quarterly period ended September 30, 2025, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JAMES W. KISER
James W. Kiser
President and Chief Executive Officer

Date:	November 14, 2025

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	November 14, 2025