Form 10-Q/A
period 2025-09-30
NEW PEOPLES BANKSHARES INC
filed 2025-11-17
CIK 1163389

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

The following table presents a disaggregated analysis of activity in the allowance for credit losses for loans as of September 30, 2025 and December 31, 2024:

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Three months ended September 30, 2025
Beginning balance	$2,561	$360	$2,998	$432	$182	$737	$62	$616	$7,948
Charge-offs	(1)	—	(139)	—	—	(23)	—	(89)	(252)
Recoveries	—	—	32	3	—	5	—	43	83
Provision for credit losses	34	26	43	76	17	(60)	21	31	188
Ending balance	$2,594	$386	$2,934	$511	$199	$659	$83	$601	$7,967

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Nine months ended September 30, 2025
Beginning balance	$2,565	$322	$2,923	$382	$149	$751	$36	$556	$7,684
Charge-offs	(1)	—	(139)	—	—	(41)	(50)	(204)	(435)
Recoveries	—	26	54	9	3	7	—	109	208
Provision for credit losses	30	38	96	120	47	(58)	97	140	510
Ending balance	$2,594	$386	$2,934	$511	$199	$659	$83	$601	$7,967

	Real estate secured
(Dollars are in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Year ended December 31, 2024
Beginning balance	$2,518	$300	$2,666	$509	$163	$673	$33	$394	$7,256
Charge-offs	(180)	—	(75)	(95)	—	(162)	—	(279)	(791)
Recoveries	106	44	100	—	297	9	—	157	713
Provision for credit losses	121	(22)	232	(32)	(311)	231	3	284	506
Ending balance	$2,565	$322	$2,923	$382	$149	$751	$36	$556	$7,684

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JAMES W. KISER
James W. Kiser
President and Chief Executive Officer

Date:	November 17, 2025

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	November 17, 2025