Form 10-K
period 2025-12-31
NEW PEOPLES BANKSHARES INC
filed 2026-03-31
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [ ]

Indicate by checkmark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates, based on the last reported sales price of $3.00 per share on June 30, 2025, was $26,831,133.

The number of shares outstanding of the registrant’s common stock was 23,555,517 as of March 19, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into – Part III of this Form 10-K.

PART I

Item 1. Business

General

New Peoples Bankshares, Inc. (“New Peoples,” the “Company,” “we,” “us” or “our”) is a Virginia financial holding company headquartered in Honaker, Virginia. Our business is conducted primarily through New Peoples Bank, Inc., a Virginia banking corporation (the “Bank”). The Bank has a division doing business as New Peoples Financial Services which offers investment services through its broker-dealer relationship with Osaic Institutions, Inc. NPB Insurance Services, Inc. (“NPB Insurance”) is a subsidiary of the Bank and generates revenue through the referral of insurance services.

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

Our History

The Bank was incorporated under the laws of the Commonwealth of Virginia on December 9, 1997, and began operations on October 28, 1998. On September 27, 2001, the shareholders of the Bank approved a plan of reorganization under which they exchanged their shares of Bank common stock for shares of New Peoples common stock. On November 30, 2001, the reorganization was completed and the Bank became New Peoples’ wholly owned subsidiary.

In June 2003, New Peoples formed two new wholly owned subsidiaries, NPB Financial Services, Inc. (renamed NPB Insurance Services, Inc. in June 2012) and NPB Web Services, Inc., an inactive web design and hosting company.

The Bank, through its division New Peoples Financial Services, offers fixed and variable annuities, fee-based asset management, and other investment products through a broker/dealer relationship with Osaic Institutions, Inc.

In July 2004, NPB Capital Trust I was formed by New Peoples to issue $11.3 million in trust preferred securities.

In September 2006, NPB Capital Trust 2 was formed by New Peoples to issue $5.2 million in trust preferred securities.

On June 7, 2017, NPB Insurance Services, Inc. purchased a 39% membership interest in Lonesome Pine Title Agency, LLC, which provides title insurance.

Branch Locations

As of March 24, 2026, we have 17 full-service branches located in four states: Virginia - Abingdon, Bluefield, Bristol, Castlewood, Clintwood, Gate City, Grundy, Haysi, Honaker, Lebanon, Pounding Mill, Tazewell, and Wise; West Virginia - Princeton (2); North Carolina – Boone, and Tennessee – Kingsport.

Our Market Areas

Our primary market area consists of southwestern Virginia, southern West Virginia, northeastern Tennessee, and western North Carolina. Specifically, we operate in the southwestern Virginia counties of Russell, Scott, Washington, Tazewell, Buchanan, Dickenson, and Wise; in the southern West Virginia county of Mercer and the northeastern Tennessee county of Sullivan (collectively, the “Tri-State Area”); and Watauga County in western North Carolina. The close proximity and mobile nature of individuals and businesses in adjoining counties and nearby cities in Virginia, West Virginia, Tennessee, and North Carolina place these markets within our Bank’s targeted trade area as well.

Accessibility to Interstates I-77, I-81, I-26, I-64, I-40 and I-75, as well as major state and U.S. highways including US 19, US 23, US 58, US 460 and US 421, makes the area an attractive location for businesses to serve markets in the Mid-Atlantic, Southeast and Midwest. The area is strategically located midway between Atlanta-Pittsburgh, Charlotte-Cincinnati, and Richmond-Louisville, and is within a day’s drive of more than half of the U.S. population. A regional airport located in Bristol, Tennessee serves the area with commercial flights to and from major cities in the United States. Commercial rail service providers include CSX Transportation and Norfolk Southern Railways.

The Tri-State Area has a diversified economy supported by agriculture, healthcare, education, technology, manufacturing, services industries, and natural resources including coal, natural gas, limestone, and timber. Predominantly, the market is comprised of locally owned and operated small businesses. Considerable investments in high-technology communications, high-speed broadband network and infrastructure have been made which has opened the area to large technology companies and future business development potential for new and existing businesses. Businesses are taking advantage of the low cost of doing business, training opportunities, available workforce, and an exceptional quality of life experience for employers and employees alike.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are filed electronically and are available to the public online at the SEC’s web site at www.sec.gov. We also provide a link to our filings on the SEC website, free of charge, through our internet website https://newpeoples.bank/ about-us under "New Peoples Bankshares" “SEC Filings”. Information on the websites of the Company and the Bank is not a part of, and is not incorporated into, this report or any other filings the Company makes with the SEC.

Banking Services

General. We accept deposits, make consumer and commercial loans, issue drafts, and provide other services customarily offered by a commercial bank, such as business and personal checking and savings accounts, walk-up tellers, drive-in windows, and 24-hour ATMs. The Bank is a member of the Federal Reserve System and its deposits are insured under the Federal Deposit Insurance Act (the “FDIA”) to the maximum limit.

Loans. We offer a full range of short-, medium- and longer-term commercial, 1-4 family residential mortgages and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans may include secured and unsecured loans for financing automobiles, home improvements, education, personal investments, and other purposes.

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

We obtain short-, medium- and longer-term commercial and personal loans through direct solicitation of business owners and continued business from existing customers. As part of the application process, information is obtained concerning the income, financial condition, employment, and credit history of the applicant. Completed loan applications are reviewed by our loan officers. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on the Bank’s experience and its credit underwriting guidelines.

Commercial Loans. We make commercial loans to qualified businesses in our market area. Our commercial lending consists primarily of commercial and industrial loans to finance accounts receivable, inventory, property, plant, and equipment. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be more easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flows from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.

Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. To manage these risks, our underwriting guidelines generally require us to secure commercial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, we actively monitor certain measures of the borrower, including advance rate, cash flow, collateral value, and other appropriate credit factors.

Residential Mortgage Loans. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans, home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education, and other personal expenditures. We make mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities.

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

Consumer Loans. Our consumer loans consist primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans that we make include home improvement loans, debt consolidation loans, and general consumer lending. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance due to the greater likelihood of damage, loss, or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. A borrower may also be able to assert against the Bank as an assignee any claims and defenses that it has against the seller of the underlying collateral.

Our underwriting policy for consumer loans seeks to limit risk and minimize losses, primarily through careful analysis of the borrower’s creditworthiness. In evaluating consumer loans, we require our lending officers to review the borrower’s level and stability of income, past credit history, and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, we maintain an appropriate margin between the loan amount and collateral value.

Deposits. We offer a variety of deposit products for both individual and business customers. These include demand deposit, interest-bearing demand deposit, savings deposit, money market, health savings, and individual retirement (“IRA”) deposit accounts. In addition, we offer certificates of deposit with terms ranging from 7 days to 60 months, including IRAs with terms ranging from 12 months to 60 months.

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

Other Bank Services. Other bank services include safe deposit boxes, cashier’s checks, positive pay fraud detection for commercial customers, and certain cash management services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer ATM and debit card services that can be used by our customers throughout our service area and other regions. We also offer consumer and commercial VISA credit card services. Electronic banking services include debit cards, internet banking, telephone banking, mobile banking, remote deposit capture, merchant transaction processing, and wire transfers.

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

Competition

The financial services business is highly competitive. We compete as a financial intermediary with other commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in southwestern Virginia, southern West Virginia, eastern Tennessee, and western North Carolina market areas and elsewhere, including online financial services providers. Our market area is a highly competitive banking market.

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

In addition, the financial services industry continues to undergo rapid technological change, with increased competition from non-banks offering products and services traditionally offered by banks as well as new technologies and services, including new ways that customers can make payments or manage their accounts, the use of stablecoins and other forms of cryptocurrency, tokens, and other digital assets or alternative payment systems.

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

According to a market share report prepared by the Federal Deposit Insurance Corporation (the “FDIC”), as of June 30, 2025, the most recent date for which market share information is available, the Bank’s deposits as a percentage of total deposits in its major market areas were as follows:

County or City	% of Market
Dickenson County, VA	40.80%
Scott County, VA	37.35%
Russell County, VA	24.84%
Norton (City), VA	21.03%
Buchanan County, VA	14.18%
Tazewell County, VA	10.40%
City of Bristol, VA	8.09%
Mercer County, WV	7.08%
Washington County, VA	4.57%
City of Kingsport, TN	1.05%
Town of Boone, NC	0.60%

Employees

As of December 31, 2025, we had 177 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement. We consider relations with employees to be excellent.

Supervision and Regulation

General. As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We are also subject to the provisions of the Code of Virginia governing bank holding companies. As a state-chartered commercial bank, the Bank is subject to regulation, supervision, and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions (“BFI”). As a member of the Federal Reserve System, the Bank is also subject to regulation, supervision, and examination by the Federal Reserve. Other federal and state laws, including various consumer protection and compliance laws, also govern the activities of the Bank.

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

The Bank Holding Company Act. Under the BHCA, the Federal Reserve examines New Peoples periodically. New Peoples is also required to file periodic reports and provide any additional information that the Federal Reserve may require. Activities at the bank holding company level are generally limited to:

•	banking, managing, or controlling banks;

•	furnishing services to or performing services for its subsidiaries; and

•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Thus, the activities we can engage in are restricted as a matter of law.

With some limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;

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

Financial Holding Company. As of March 4, 2016, the Company elected to become qualified as a financial holding company (“FHC”). The Gramm-Leach-Bliley Act (“GLBA”) created this category of bank holding companies. FHC’s may directly or indirectly through subsidiaries engage in financial activities and activities “incidental” or “complementary” to financial activities. Generally, an FHC need not give prior notice of such activities but must notify the Federal Reserve within 30 days after commencing such activities.

The BHCA provides a long list of “financial” activities that may be engaged in by FHCs such as underwriting, brokering or selling insurance; providing financial or investment advice or underwriting, dealing in or making a market in securities.

There are other potential “financial” activities which the Federal Reserve is permitted to designate as permitted financial, or incidental to financial, activities.

We do not currently undertake activities specifically permitted to us as an FHC that are not otherwise permissible for bank holding companies not qualified as FHCs.

Bureau of Financial Institutions. As a bank holding company registered with the BFI, we must provide the BFI with information concerning our financial condition, operations, and management, among other reports required by the BFI. We are also examined by the BFI in addition to our Federal Reserve examinations. Similar to the BHCA, the Code of Virginia requires that the BFI approve the acquisition of direct or indirect ownership or control of more than 5% of the voting shares of any Virginia bank or bank holding company.

Payment of Dividends. New Peoples is a separate legal entity that derives the majority of its revenues from the earnings of, and dividends paid to it by, its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both New Peoples and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FDIC has the general authority to limit the dividends paid by FDIC insured banks if the FDIC deems the payment to be an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Capital Adequacy. The federal banking regulators have issued substantially similar capital requirements applicable to all banks and bank holding companies. In addition, those regulators may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

New Peoples meets the eligibility criteria to be considered a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement and does not report consolidated regulatory capital. With respect to the Bank, the “prompt corrective action” regulations pursuant to Section 38 of the FDIA are set forth in the following table:

	Total Risk	Tier 1 Risk	CET1 Risk
	Based Capital	Based Capital	Based Capital	Leverage
	Ratio	Ratio	Ratio	Ratio
Well Capitalized	≥ 10.00%	≥ 8.00%	≥ 6.50%	≥ 5.00%
Adequately Capitalized	≥ 8.00%	≥ 6.00%	≥ 4.50%	≥ 4.00%
Undercapitalized	< 8.00%	< 6.00%	< 4.50%	< 4.00%
Significantly Undercapitalized	< 6.00%	< 4.00%	< 3.00%	< 3.00%
Critically Undercapitalized	Tangible equity to total assets ≤ 2.00%

The FDIA requires the federal banking regulators to take “prompt corrective action” if a depository institution does not meet minimum capital requirements as set forth above. Generally, a receiver or conservator for a bank that is “critically undercapitalized” must be appointed within specific time frames. The regulations also provide that a capital restoration plan must be filed within 45 days of the date a bank is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for a bank required to submit a capital restoration plan must guarantee the lesser of (i) an amount equal to 5% of the bank’s assets at the time it was notified or deemed to be undercapitalized by a regulator, or (ii) the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the bank is notified that it has maintained adequately capitalized status for specified time periods. Additional measures with respect to undercapitalized institutions include a prohibition on capital distributions, growth limits, and restrictions on activities.

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

For further detail on capital and capital ratios, see discussion contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections “Capital Resources” and “Liquidity,” and in Item 8, “Financial Statements and Supplementary Data,” “Consolidated Financial Statements and Notes,” Note 23, “Capital.”

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

Monetary Policy. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The Federal Reserve’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of unsettled conditions in the national and international political environment, economy, and money markets, as well as governmental fiscal and monetary policies, their impact on interest rates, deposit levels, loan demand or the business and earnings of the Bank is unpredictable.

Transactions with Affiliates. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. These provisions restrict the amount of, and provide conditions with respect to, loans, investments, transfers of assets and other transactions between New Peoples and the Bank.

Loans to Insiders. The Bank is subject to rules on the amount, terms and risks associated with loans to executive officers, directors, principal shareholders, and their related interests.

Community Reinvestment Act. Under the Community Reinvestment Act, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practices. The Community Reinvestment Act emphasizes the delivery of bank products and services through branch locations in a bank’s market areas and requires banks to keep data reflecting their efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA (see below) may be commenced by a holding company if any of its bank subsidiaries received less than a “Satisfactory” rating in its latest Community Reinvestment Act examination. The Bank received a rating of “Satisfactory” at its last Community Reinvestment Act performance evaluation, as of August 1, 2022.

In October 2023, the federal bank regulatory agencies issued a final rule intended to strengthen and modernize the Community Reinvestment Act regulatory framework. However, in March 2024, a federal court issued a preliminary injunction that has prevented the rule from taking effect. In July 2025, the federal bank regulatory agencies issued a joint proposal to rescind the 2023 final rule and replace it with the Community Reinvestment Act framework that existed prior to its issuance. The agencies continue to apply the Community Reinvestment Act rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the rescission of the modernization rule.

Gramm-Leach-Bliley Act of 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms, and insurance companies. For example, the GLBA permits unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become FHCs, which can engage in a broad range of financial services as described above. In order to become an FHC, a bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. On March 4, 2016, the Federal Reserve Bank of Richmond approved New Peoples’ election to become an FHC.

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

The Sarbanes-Oxley Act generally applies to all domestic companies, such as New Peoples, that file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended. The Sarbanes-Oxley Act includes significant additional disclosure requirements and expanded corporate governance rules and the SEC has adopted extensive additional disclosures, corporate governance provisions, and other related rules pursuant to it. New Peoples has expended, and will continue to expend, considerable time and money in complying with the Sarbanes-Oxley Act.

Federal Deposit Insurance Corporation. The Bank’s deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law, which is $250,000 per depositor. The FDIC uses a “financial ratios method” based on “CAMELS” composite ratings to determine deposit insurance assessment rates for small established institutions with less than $10 billion in assets, such as the Bank. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for banks rated CAMELS 1 and 2 and set minimum assessments for lower rated institutions. In 2025 and 2024, the Company recorded expense of approximately $404,000 and $386,000, respectively, for FDIC insurance premiums.

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide-ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impacted the Company was the creation of an independent Consumer Financial Protection Bureau (“CFPB”), which has the ability to write rules for consumer protections governing all financial institutions. It also oversees the enforcement of all federal laws intended to ensure fair access to credit. Smaller financial institutions, such as the Company and the Bank, continue to be examined primarily by their primary regulators.

During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court’s rehearing of the case. The impact of these developments on banking organizations is uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.

Notwithstanding ongoing, legal, budgetary and structural challenges affecting the CFPB, the CFPB remains an active federal regulatory agency with continuing supervisory and enforcement authority and retains its broad authority to pursue enforcement actions, including investigations, civil actions and cease and desist proceedings. The Bank is also subject to other federal and state consumer protection laws and regulations that, among other things, prohibit unfair, deceptive and abusive, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.

The Dodd-Frank Act has had, and may in the future have, a material impact on New Peoples’ operations, particularly through increased compliance costs resulting from new and possible future consumer and fair lending regulations. Any future changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements, or otherwise adversely affect the business and financial condition of New Peoples and the Bank. These changes may also require New Peoples to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

Cybersecurity. Federal regulators expect that financial institutions design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Additionally, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to maintain appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or any of its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

Federal bank regulators issued a joint rule, effective in 2022, establishing computer-security incident notification requirements for banking organizations and their bank service providers. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. In addition, the final rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule defines computer-security incident as an occurrence that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits. In July 2023, the SEC issued a final rule to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Exchange Act. Specifically, the final rule requires current reporting about material cybersecurity incidents, periodic disclosures about a registrant’s policies and procedures to identify and manage cybersecurity risk, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise, if any, and its oversight of cybersecurity risk. See Item 1C. Cybersecurity of this Form 10-K for a discussion of the Company’s cybersecurity risk management, strategy, and governance.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. As of December 31, 2025, New Peoples and the Bank have not been made aware of any instances of noncompliance with this guidance.

Fair Access to Financial Services. In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities. In recent years, certain states have also enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities.

Artificial Intelligence. CFPB and other federal regulatory guidance reiterates that creditors are not excused from the adverse action notice requirements under the Equal Credit Opportunity Act if they rely on complex algorithmic underwriting models. States have also started to regulate the use of artificial intelligence technologies. In July 2024, the federal banking agencies issued a final rule that requires, among other things, financial institutions to ensure that their automated valuation models for property valuation follow certain quality control standards, including a requirement that such valuation models comply with nondiscrimination laws.

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

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, requires certain covered entities to report a covered incident to the U.S. Department of Homeland Security's Cybersecurity & Infrastructure Security Agency (“CISA”) within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

The SEC adopted a new rule on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure by Public Companies in 2024, which applies to all public companies subject to the reporting requirements of the Securities Exchange Act of 1934 and requires disclosure of material cybersecurity incidents in Current Reports on Form 8-K and periodic disclosure of cybersecurity risk management, strategy, and governance in Annual Reports on Form 10-K.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations and many states have recently implemented or modified their data breach notification and data privacy requirements. New Peoples expects this trend of state-level cybersecurity regulatory activity to continue and continues to monitor these developments.

Our Enterprise Risk Management program (“ERM”) is designed to identify, assess, and mitigate risks across various aspects of New Peoples, including financial, operational, regulatory, reputational, and legal. The ERM program includes an annual risk prioritization process to identify key enterprise risks. Each key risk is assigned a risk owner to establish action plans and implement risk mitigation strategies. Cybersecurity is a critical component of this program. Given the increasing reliance on technology and potential cyber threats, New Peoples uses a cybersecurity framework to aid management in understanding, managing, and reducing cybersecurity risk. This framework aids management in identifying gaps within cybersecurity infrastructure and evaluating maturity of processes. Cybersecurity frameworks use maturity levels to gauge the strength of cybersecurity controls. Our information technology and vendor risk management functions assess information technology and cybersecurity third party providers as part of the initial determination process and then periodically thereafter. We use a variety of methods and tools to assess a third-party vendor’s controls related to cybersecurity threats, including obtaining proof of a provider’s independent testing of data protection controls, imposition of contractual obligations and reviews of data protection controls such as backups, encryption standards, and disaster recovery. Our Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, coordinating with our Chief Risk Officer with board oversight through our Information Technology Steering Committee and the Audit Risk and Compliance Committee. Aside from the Information Security Officer, cybersecurity support is provided by our Director of Information Technology and our Chief Information Officer. Each of these persons has over twenty years of experience primarily in financial sector information technology and information security administration and management backed by undergraduate and/or post-graduate degrees in information technology, as well as various information technology and network certifications.

We maintain a comprehensive Business Continuity Management program that includes Business Continuity, Disaster Recovery, and Incident Response planning and testing. This program is designed to minimize the impact of an information security disruption and ensure New Peoples can return to normal operations in a timely manner. The Information Security Officer is responsible for the administration and management of the program and key members of management are embedded into the program by its design. At least annually, management identifies an exhaustive list of business functions for each area of New Peoples, and lists resource requirements, assigns Recovery Time and Point Objectives, and Maximum Tolerable Period of Downtime for each function. Management then completes a comprehensive Business Impact Analysis that prioritizes business functions based on criticality and is used as a guide for business continuity and disaster recovery planning. We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, and to the Information Technology Steering Committee. The Incident Response Plan facilitates coordination across multiple parts of our organization. Business Continuity, Disaster Recovery, and Incident Response plans are updated and tested at least annually. Management performs a variety of tests on the plans including tabletop, simulation, and technical testing to ensure key personnel are prepared, recovery systems and data are viable, and Recovery Time and Point Objectives can be met. Weaknesses identified during testing are monitored until they are fully remediated. The Information Technology Steering Committee provides oversight for the Business Continuity Management Program, which includes ratification of plans and Business Impact Analysis, plan testing frequency, and remediation of identified weaknesses. The Committee ensures, based on testing, that plans are adequate to meet New Peoples’s objectives.

We engage various third parties to assist us in identifying, assessing, and responding to cybersecurity threats. This includes around-the-clock managed firewall services and managed detection and response services. In addition, we engage third parties to test the vulnerability of our cybersecurity infrastructure on a regular basis and we have a third-party assessment performed annually. A third party provides social engineering and phishing testing on a subset of bank employees annually. These third-party service providers are in regular contact with our information technology personnel, and we monitor other sources for information that any of these providers may have encountered cybersecurity threats.

All employees receive initial and ongoing training in cybersecurity awareness including such topics as email protocols, social engineering, phishing tactics, and security of Bank issued computers and other devices. Management conducts regularly phishing testing on all employees and assigns additional training when necessary. Employees with privileged access receive additional relevant training. Key personnel pursue training in their respective disciplines on a continual basis.

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

Item 2. Properties

As of December 31, 2025, New Peoples's net investment in premises and equipment was $16.4 million. The following table describes our properties by type, ownership or lessee, and location.

Property Type	Owned/Leased	Location Name	Street Address	City	State
Branch	Owned	Honaker Headquarters	53 Commerce Drive	Honaker	VA
Branch	Owned	Kingsport Branch	2600 N. John B. Dennis Highway	Kingsport	TN
Branch	Owned	Bluefield Branch	514 Commerce Drive	Bluefield	VA
Branch	Owned	Clintwood Branch	198 Colley Shopping Center	Clintwood	VA
Branch	Owned	Grundy Branch	20487 Riverside Drive	Grundy	VA
Branch	Owned	Haysi Branch	111 Haysi Main	Haysi	VA
Branch	Owned	Lebanon Branch	1421 East Main Street	Lebanon	VA
Branch	Owned	Pounding Mill Branch	12602 Governor G.C. Peery Highway	Pounding Mill	VA
Branch	Owned	Tazewell Branch	127 Chamber Drive	Tazewell	VA
Branch	Owned	Wise / Norton Area Branch	5448 Wise Norton Road	Norton	VA
Branch	Owned	Princeton – Stafford Dr Branch	1221 Stafford Drive	Princeton	WV
Branch	Owned	Princeton – Oakvale Rd Branch	207 Oakvale Road	Princeton	WV
Branch	Owned	Bristol State Street	901 W. State Street	Bristol	VA
Branch	Leased	Boone Branch	230-A Wilson Drive	Boone	NC
Branch	Leased	Abingdon Branch	350 West Main Street	Abingdon	VA
Branch	Leased	Castlewood Branch	87 Miners Drive	Castlewood	VA
Branch	Leased	Gate City Branch	663 East Jackson Street	Gate City	VA
Administrative Office	Leased	Linden Square Office	101 Linden Square Drive	Bristol	VA
Loan Production Office	Leased	Wytheville LPO	165 W. Main St	Wytheville	VA
Operations Center	Owned	Honaker Operations Center	67 Commerce Drive	Honaker	VA
ATM	Owned	Big Stone Gap	419 Shawnee Ave East	Big Stone Gap	VA

We continue to assess our branch network as we look to improve the efficiency of our branch operations while seeking to increase market share.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3. Legal Proceedings

In the normal course of operations we may become a party to legal proceedings, as discussed in Note 22 Legal Contingencies to the consolidated financial statements contained in Item 8 of this Form 10-K, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)       Market Information

The common stock of New Peoples is quoted on the OTC Market’s Pink Open Market under the symbol “NWPP.” Computershare Investor Services is the stock transfer agent for New Peoples Bankshares, Inc. The volume of trading of shares of common stock is very limited. Trades in our common stock occur sporadically on a local basis and typically in small volumes. Over-the-Counter market quotations reflect inter-dealer prices without retail mark up, mark down or commissions and may not necessarily represent actual transactions.

The most recent sales price of which management is aware was $3.56 per share on March 19, 2026.

(b)       Holders

On March 19, 2026, there were approximately 3,695 shareholders of record.

(c)	Dividends

Any declaration of dividends in the future will depend on our earnings, capital requirements, growth strategies, and compliance with regulatory mandates, principally at the Bank level, since New Peoples’s primary source of income is dividends paid by the Bank. New Peoples paid a dividend of $0.08 per share in 2025. On February 23, 2026, New Peoples declared a dividend of $0.09 per share, payable March 31, 2026.

We are subject to certain dividend restrictions and capital requirements imposed by the Federal Reserve Bank as well as Virginia statutes and regulations. See Note 17, Dividend Limitations, and Note 23, Capital, to the consolidated financial statements contained in Item 8 of this Form 10-K.

(d)	Stock Repurchases

New Peoples initiated a stock repurchase program in 2022 that authorizes the repurchase of up to 500,000 of New Peoples’s common shares. Repurchases may be made through open market purchases or in privately negotiated transactions. Shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by New Peoples.

Shares of New Peoples’s common stock were repurchased during the three months ended December 31, 2025, as detailed below. Under the terms of the stock repurchase program, New Peoples has the remaining authority to repurchase up to 144,927 shares of common stock. On March 16, 2026, the Board of Directors approved an extension of the repurchase program through March 31, 2027.

The following table provides information regarding repurchases of common stock for the three months ended December 31, 2025.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 31, 2025	-	$ -	-	155,107
November 30, 2025	7,798	$ 3.14	7,798	147,309
December 31, 2025	2,382	$ 3.37	2,382	144,927
Total as of December 31, 2025	10,180	$ 3.19	10,180	144,927

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward-Looking Statements

We make forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding expectations, intentions, projections, and beliefs concerning our profitability, liquidity, and allowance for credit losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements. These forward-looking statements are based on various factors and were derived using numerous assumptions as of the date of this Form 10-K and are subject to significant risks.

The following important factors, among others, that may cause actual results to differ from that expressed in such forward-looking statements include:

·	the success or failure of our efforts to implement our business plan;
·	any required increase in our regulatory capital ratios;
·	satisfying other regulatory requirements that may arise from examinations, changes in the law and other similar factors;
·	deterioration of asset quality;
·	changes in the level of our nonperforming assets and charge-offs;
·	fluctuations of real estate values in our markets;
·	our ability to attract and retain talent;
·	demographic changes in our markets which negatively impact the local economy;
·	the uncertain outcome of current or future legislation or regulations or policies of state and federal regulators;
·	the successful management of interest rate risk;
·	the successful management of liquidity;
·	changes in general economic and business conditions in our market area and the United States in general;
·	credit risks inherent in making loans such as changes in a borrower’s ability to repay and our management of such risks;
·	competition with other banks and financial institutions, and companies outside of the banking industry, including online lenders and those companies that have substantially greater access to capital and other resources;
·	advances and changes in technology, including artificial intelligence, and the Company’s ability to develop timely and competitive products and services and effectively manage related risks;

·	customer acceptance of new products and services we have offered or may offer;
·	deposit flows and competition for deposits;
·	the effects of, and changes in, trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve, inflation, interest rate, market, and monetary fluctuations;
·	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;
·	geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism, international hostilities, military conflicts or actions taken by the U.S. or other governments in response thereto, which could impact business and economic conditions in the U.S. and abroad;
·	the continued effective operation of our information technology systems and third-party service providers, including the stabilization and ongoing performance of our core processing platform following the system conversion completed during the fourth quarter of 2025;
·	the effects of cyber incidents or other failures, disruptions, or breaches of our operational or security systems, or those of our third-party vendors or other service providers, including as a result of cyber threats or attacks;
·	our ability to assist in managing third party fraud against customer accounts including but not limited to check, credit and debit card, and electronic funds transfer fraud;
·	our reliance on third-party vendors and correspondent banks;
·	changes in generally accepted accounting principles;
·	changes in governmental regulations, tax rates, and similar matters; and,
·	other risks which may be described, from time to time, in our filings with the SEC.

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

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position as of December 31, 2025 and 2024, as well as results of operations for the years ended December 31, 2025 and 2024. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Form 10-K.

New Peoples generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the volume of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank's interest expense is a function of the average amount of interest-bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of our assets further influences the amount of interest income lost on nonaccruing loans and the amount of provision expense added to the allowance for credit losses. The Bank also generates noninterest income from service charges and fees on deposit accounts, debit and credit card interchange income, and commissions on insurance and investment products sold.

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

Overview

Results for the year ended December 31, 2025 reflect continued growth in interest-earning assets and improved net interest margin, partially offset by increases in expenses primarily due to annual employee reviews, incentive accruals based on Company performance and contractual and inflationary increases for third party services. Loan demand remained solid throughout the year, supporting balance sheet growth, while management continued to emphasize disciplined pricing, credit quality, and expense management. Capital and liquidity levels remained strong at year end, providing flexibility to support ongoing operations and future growth while continuing to exceed regulatory requirements.

For the year ended December 31, 2025, the Company reported net income of $10.1 million, or $0.43 per diluted share, compared to $8.2 million, or $0.35 per diluted share, for the year ended December 31, 2024. The increase was primarily driven by growth in average interest-earning assets and an improvement in net interest margin, reflecting higher loan yields, lower funding costs and disciplined pricing.

In 2024, the Bank provided notice of termination of the contract with our core systems provider. As a result of this decision, termination charges and certain conversion costs were recorded in 2024, totaling an estimated $850,000. Additionally, during the fourth quarter of 2024, we completed two transactions in our bank owned life insurance (“BOLI”) portfolio. One policy was cancelled and redeemed, resulting in a loss of approximately $49,000, while a benefit claim was filed on the second policy, resulting in a gain of $1.6 million. After consideration of the tax impact, these non-recurring items increased 2024 earnings by approximately $756,000, or $0.03 per basic and diluted share. The conversion to the new core systems provider was completed in the fourth quarter of 2025. After consideration of the tax impact, additional conversion-related costs decreased earnings for 2025 by approximately $221,000, or $0.01 per basic and diluted share.

The following non-GAAP table summarizes the impact of these non-recurring events:

	2025		2024
(Dollars in thousands)	Amount	Per Share	Amount	Per Share
As reported
Net income (GAAP)	$10,098	$0.43	$8,204	$0.35

Adjust for non-recurring items:
BOLI benefit	—		(1,565)
BOLI redemption	—		49
Core system conversion	288		850
Total non-recurring items	288		(666)
Applicable tax effect	67		(90)
Non-recurring items net of tax	221		(756)

Adjusted net income (non-GAAP)	$10,319	$0.44	$7,448	$0.32

Adjusted net income and net income per share are non-GAAP financial measures that management uses to supplement the evaluation of New Peoples’s operating results and believes is beneficial to the users of its financial statements in evaluating New Peoples’s current operating results in relation to past periods.

As discussed in “Net Interest Income and Net Interest Margin,” net interest income for the year ended December 31, 2025 was $33.2 million compared to $28.5 million for the year ended December 31, 2024. The increase was primarily due to a $41.0 million increase in average earning assets and a 37 basis point improvement in the net interest margin. Average interest-bearing liabilities increased $26.2 million to $575.7 million during the comparative twelve-month periods.

For the year ended December 31, 2025, noninterest income was $9.9 million, a decrease of $1.3 million from $11.3 million in 2024. Excluding the non-recurring items totaling $1.5 million in 2024, noninterest income increased approximately $172,000 primarily due to a branded card incentive and other miscellaneous revenue items.

For the year ended December 31, 2025, noninterest expense was $29.1 million, an increase of approximately $318,000 from $28.8 million in 2024. Excluding non-recurring items, noninterest expense increased approximately $880,000 during 2025 primarily due to increases in employee compensation, incentive compensation based on performance, health insurance coverage, and data processing costs.

Total assets as of December 31, 2025 were $909.7 million, an increase of $54.8 million, or 6.41%, from $854.9 million as of December 31, 2024. Gross loans increased $52.1 million, or 7.92%, during 2025 due to continuing loan demand. Investment securities increased approximately $449,000 during 2025 primarily due to a $5.2 million improvement in the unrealized loss on investment securities and purchases executed throughout the year largely offset by maturities, calls, payments, and amortization. All of New Peoples's investments are designated as available-for-sale.

Deposits totaled $798.3 million as of December 31, 2025 compared to $750.0 million as of December 31, 2024. The increase of $48.3 million, or 6.44%, was due to efforts to attract and retain deposits, specifically time deposits through targeted promotional rates and terms and money market accounts through disciplined pricing. As a result of these efforts, total time deposits increased $23.1 million and money market and saving accounts increased $28.2 million during the year ended December 31, 2025.

New Peoples Bank remains well-capitalized as of December 31, 2025 and had a leverage ratio of 10.93% compared to 10.70% as of December 31, 2024.

New Peoples’s key performance indicators are as follows:

	Year ended December 31,
	2025	2024
Return on average assets	1.13%	0.96%
Return on average shareholders' equity	13.33%	12.28%
Average shareholders' equity to average assets	8.47%	7.81%

In the fourth quarter of 2025, the Bank completed the conversion of its core banking systems. Due to the timing of the conversion late in the year, management had limited time to address routine post-conversion matters associated with implementation and reporting. As is typical with a core systems conversion, management encountered certain matters during and immediately following implementation; however, management is not aware of any issues that resulted in material operational disruptions, customer impacts, or financial reporting deficiencies.

Net Interest Income and Net Interest Margin

New Peoples’s primary source of income is net interest income, which increased $4.6 million, or 16.25%, in 2025 compared to 2024. The increase in net interest income was primarily due to growth in average interest-earning assets, specifically loans, and an increase in net interest margin. The improvement in net interest margin reflected higher loan yields driven by loan growth and pricing actions taken during the year as well as repricing of maturing time deposits in a lower interest rate environment following reductions in the target range for the federal funds rate totaling approximately 100 basis points during the latter part of 2024 and an additional 75 basis points during 2025. Management continued to focus on balance sheet mix and disciplined pricing in a competitive funding environment.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated.

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

	2025			2024
(Dollars are in thousands)	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates
ASSETS
Loans(1)(2)	$689,104	$42,844	6.22%	$641,022	$38,208	5.96%
Federal funds sold	288	12	4.27%	115	6	5.18%
Interest-bearing deposits in other banks	65,277	2,752	4.22%	74,524	3,875	5.20%
Investment securities(2)	109,271	2,979	2.73%	107,278	2,544	2.37%
Total earning assets	863,940	48,587	5.62%	822,939	44,633	5.42%
Less: Allowance for credit losses	(7,957)			(7,628)
Non-earning assets	38,082			40,103
Total assets	$894,065			$855,414

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$73,638	$526	0.71%	$72,936	$605	0.83%
Savings and money market deposits	196,168	3,418	1.74%	171,311	2,833	1.65%
Time deposits	284,122	10,328	3.64%	271,835	10,707	3.94%
Total interest-bearing deposits	553,928	14,272	2.58%	516,082	14,145	2.74%
Other borrowings	9,710	345	3.51%	17,486	719	4.04%
Trust preferred securities	12,035	814	6.67%	15,904	1,248	7.72%
Total borrowed funds	21,745	1,159	5.26%	33,390	1,967	5.79%
Total interest-bearing liabilities	575,673	15,431	2.68%	549,472	16,112	2.93%
Non interest-bearing deposits	232,831			229,717
Other liabilities	9,809			9,431
Total liabilities	818,313			788,620
Shareholders' equity	75,752			66,794
Total liabilities and shareholders' equity	$894,065			$855,414
Net interest income		$33,156			$28,521
Net interest margin			3.84%			3.47%
Net interest spread			2.94%			2.49%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.
(2) Tax exempt income is not significant and has been treated as fully taxable.

The following tables set forth the amounts of the total changes in interest income and interest expense which can be attributed to rates, volume and a combination of rates and volume, for the periods indicated.

Volume and Rate Analysis
Increase (decrease)
	Year 2025 Compared to 2024
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/Expense
Interest income:
Loans	$2,866	$1,667	$103	$4,636
Federal funds sold	9	(1)	(2)	6
Interest-bearing deposits in other banks	(481)	(730)	88	(1,123)
Investment securities	47	386	2	435
Total earning assets	2,441	1,322	191	3,954

Interest expense:
Interest-bearing demand deposits	1	(88)	5	(82)
Savings and money market deposits	422	137	29	588
Time deposits	484	(816)	(47)	(379)
Other borrowings	(319)	(94)	39	(374)
Trust preferred securities	(303)	(169)	38	(434)
Total interest-bearing liabilities	285	(1,030)	64	(681)
Change in net interest income	$2,156	$2,352	$127	$4,635

	Year 2024 Compared to 2023
(Dollars in thousands)	Volume Effect	Rate Effect	Rate and Volume Effect	Change in Interest Income/Expense
Interest income:
Loans	$1,728	$3,730	$198	$5,656
Federal funds sold	(16)	1	(1)	(16)
Interest-bearing deposits in other banks	1,480	94	62	1,636
Investment securities	(43)	270	(5)	222
Total earning assets	3,149	4,095	254	7,498

Interest expense:
Interest-bearing demand deposits	(12)	163	(5)	146
Savings and money market deposits	60	1277	54	1,391
Time deposits	1,298	3035	693	5,026
Other borrowings	373	32	54	459
Trust preferred securities	(40)	11	3	(26)
Total interest-bearing liabilities	1,679	4,518	799	6,996
Change in net interest income	$1,470	$(423)	$(545)	$502

As illustrated in the rate/volume analysis above, the increase in net interest income during 2025 was primarily attributable to growth in average earning asset balances and improved asset yields, and lower interest expense mainly due to the repricing of maturing time deposits, general declines in short-term interest rates, repayments of borrowings, and principal reductions on trust preferred securities.

Loans

Our primary source of income is interest earned on loans. Total gross loans increased $52.1 million during 2025, or 7.92%, to $709.6 million as of December 31, 2025 as compared to $657.5 million as of December 31, 2024. The primary drivers of this increase in total loans were increases in commercial, residential 1-4 family, and multifamily real estate loans of $12.1 million to $255.7 million, $17.8 million to $252.6 million, and $13.6 million to $46.0 million, respectively. These increases resulted from customer relationship development and continued demand for commercial and consumer lending products, and the opening of a loan production office in Wytheville, Virginia during 2025. For more detail on loan balances, refer to Note 7 of the consolidated financial statements contained in Item 8 of this Form 10-K.

Nonaccrual loans increased approximately $325,000 from $3.3 million as of December 31, 2024 to $3.6 million as of December 31, 2025. Nonaccrual loans negatively affect interest income as these loans are nonearning assets. When doubt about the collectability of a loan exists, it is the Bank’s policy to stop accruing interest on that loan under the following circumstances: (a) whenever we are advised by the borrower that scheduled payment or interest payments cannot be met, (b) when conditions indicate that payment of principal and interest can no longer be expected, or (c) when any such loan becomes delinquent for 90 days and is not both well secured and in the process of collection. All interest accrued but not collected on loans that are placed on nonaccrual is charged off and reversed against interest income in the current period. In the case of a nonaccrual loan that is well secured and in the process of collection, the interest accrued but not collected is not reversed. Interest received on these loans is accounted for on the cash basis or cost-recovery method until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six consecutive timely payments are made, and prospects for future contractual payments are reasonably assured. For more detail on nonaccrual loans, refer to Note 7 of the consolidated financial statements in Item 8 of this Form 10-K.

Individually evaluated loans increased during 2025 to $2.2 million as of December 31, 2025, from $1.7 million as of December 31, 2024. Interest income and cash receipts on individually evaluated loans are handled differently depending on whether or not the loan is on nonaccrual status. If the individually evaluated loan is not on nonaccrual status, the interest income on the loan is computed using the effective interest method. For more detail on individually evaluated loan balances, refer to Note 7 of the consolidated financial statements in Item 8 of this Form 10-K.

The following table presents the dollar composition and percentage of our loan portfolio as of December 31:

Loan Composition
	2025		2024
(Dollars in thousands)
Real estate secured:
Commercial	$ 255,707	36.0%	$ 243,646	37.1%
Construction and land development	42,826	6.0%	36,112	5.5%
Residential 1-4 family	252,624	35.6%	234,860	35.7%
Multifamily	45,964	6.5%	32,379	4.9%
Farmland	23,385	3.3%	16,921	2.6%
Total real estate loans	620,506	87.4%	563,918	85.8%
Commercial	53,175	7.5%	60,587	9.2%
Agriculture	4,384	0.6%	4,025	0.6%
Consumer installment loans and all other loans	31,522	4.5%	29,006	4.4%
Total loans	709,587	100.0%	657,536	100.0%
Less: allowance for credit losses	8,107		7,684
Total	$ 701,480		$ 649,852

Our loan maturities, and distribution between fixed and variable rate loans as of December 31, 2025 are shown in the following tables:

Maturities of Loans
(Dollars in thousands)	One Year or Less	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total

Real estate secured:
Commercial	$16,358	$42,504	$74,690	$122,155	$255,707
Construction and land development	14,835	4,569	6,140	17,282	42,826
Residential 1-4 family	7,299	11,958	68,592	164,775	252,624
Multifamily	2,499	3,159	9,520	30,786	45,964
Farmland	3,626	3,101	6,567	10,091	23,385
Total real estate loans	44,617	65,291	165,509	345,089	620,506
Commercial	15,562	27,300	8,720	1,593	53,175
Agriculture	2,255	1,759	228	142	4,384
Consumer installment loans and all other loans	3,680	17,417	10,227	198	31,522
Total	$66,114	$111,767	$184,684	$347,022	$709,587

The following table presents the dollar amount of fixed rate and variable rate loans with maturities greater than one year as of December 31, 2025:

(Dollars in thousands)	Fixed Rate	Variable Rate
Real estate secured:
Commercial	$63,946	$175,403
Construction and land development	1,053	26,938
Residential 1-4 family	68,498	176,827
Multifamily	8,374	35,091
Farmland	2,818	16,941
Total real estate loans	144,689	431,200
Commercial	33,538	4,075
Agriculture	1,987	142
Consumer installment loans and all other loans	27,644	198
Total	$207,858	$435,615

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

Allowance for Credit Losses

New Peoples maintains its allowance for credit losses based on the expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

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

New Peoples primarily utilizes the cohort and the probability of default/loss given default methodologies for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, New Peoples may consider the following qualitative adjustment factors: changes to: lending policies and procedures, national and local economic conditions, the experience and ability of management and staff, the volume and severity of past due, rated and nonaccrual assets, loan review system, collateral values, concentrations of credit, and legal or regulatory requirements and competition.

New Peoples measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. New Peoples designates loan relationships of $250,000 or more that have been determined to meet the regulatory definitions of “classified” as individually evaluated. The fair value of individually evaluated loans is measured using the fair value of collateral (“collateral method”) or the discounted cash flow (“DCF”) method.

The allowance for credit losses increased to $8.1 million as of December 31, 2025 from $7.7 million as of December 31, 2024. The allowance for credit losses at the end of 2025 was approximately 1.14% of total loans as compared to 1.17% at the end of 2024. Provisions for credit losses for loans receivable of approximately $739,000 and $506,000 were recorded during the years ended December 31, 2025 and 2024, respectively. Loans charged off, net of recoveries, totaled approximately $316,000, or 0.05% of average loans, for the year ended December 31, 2025, compared to approximately $78,000, or 0.01% of average loans, in 2024. The allowance for credit losses represents an amount that, in New Peoples's judgment, will be adequate to absorb expected and estimable losses inherent in the loan portfolio. The judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs for relevant periods of time, changes in the nature and volume of the loan portfolio, current reasonable and supportable forecasts of economic conditions that may affect a borrower's ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available.

Nonaccrual loans increased approximately $325,000 from $3.3 million as of December 31, 2024 to $3.6 million as of December 31, 2025. The amount of interest income that would have been recognized on these loans had they been accruing interest was approximately $49,000 for both of the years ended December 31, 2025 and 2024. Loans past due 90 days or greater and still accruing interest totaled approximately $165,000 at December 31, 2025. There were no loans past due 90 days or greater and still accruing interest as of December 31, 2024. There are no commitments to lend additional funds to non-performing borrowers.

A majority of our loans are collateralized by real estate located in our market area. It is our policy to sufficiently collateralize loans to help minimize exposure to losses in cases of default. Increasing real estate values in our area have reduced this exposure somewhat. However, while we consider our market area to be somewhat diverse, certain areas are more reliant upon agriculture, coal mining, and natural gas. As a result, increased risk of loan impairments is possible due to the volatile nature of the coal mining and natural gas industries.

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

With regard to the Bank’s consumer and consumer real estate loan portfolio, we use the guidance found in the Uniform Retail Credit Classification and Account Management Policy which affects our estimate of the allowance for credit losses. Under this approach, a consumer or consumer real estate loan must initially have a credit risk grade of Pass or better. Subsequently, if the loan becomes contractually 90 days past due or the borrower files for bankruptcy protection, the loan is downgraded to Substandard and generally placed in nonaccrual status. If the loan is unsecured upon being deemed Substandard, the entire loan amount is charged off.

For non-1-4 family residential loans that are 90 days or more past due or in bankruptcy, the collateral value less estimated liquidation costs are compared to the loan balance to calculate any potential deficiency. If the collateral is sufficient, then no charge-off is necessary. If a deficiency exists, then upon the loan becoming contractually 120 days past due, the deficiency is charged off against the allowance for credit losses. In the case of 1-4 family residential or home equity loans, upon the loan becoming 120 days past due, or at the time of foreclosure, a current value is obtained and after application of an estimated liquidation discount, a comparison is made to the loan balance to calculate any deficiency. Subsequently, any noted deficiency is then charged off against the allowance for credit losses when the loan becomes contractually 180 days past due, or at the time of foreclosure. If the customer has filed bankruptcy, then within 60 days of the bankruptcy notice, any calculated deficiency is charged off against the allowance for credit losses. Collection efforts continue by means of repossessions or foreclosures, and upon bank ownership, liquidation.

As discussed, the allowance for credit losses is maintained at a level that management deems appropriate to absorb any potential future losses and known credit losses within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the CECL model to best reflect the risks in the portfolio. However, future provisions may be deemed necessary. During 2025, we maintained the adjustments to our qualitative factors initiated in 2024 to consider risk factors associated with commercial real estate and residential mortgage loans; however, we removed the qualitative factor related to Hurricane Helene. During the third quarter of 2024, customers residing in North Carolina, southwest Virginia, northeast Tennessee and southern West Virginia were impacted by Hurricane Helene. We assessed the impact of the storm on our customers and any collateral securing outstanding loans and adjusted the allowance for credit losses. Additionally, we worked with customers impacted by this natural disaster and provided short-term payment deferrals to affected borrowers. These deferral periods have expired, and at this time, we are not aware of any widespread impairment of collateral other than one property in which a $138,000 partial charge-off was taken during 2025. Accordingly, we eliminated the adjustment in the allowance for credit losses for the potential impacts of the storm. Those changes, along with the assessment of the historical and specific risks associated with the loan portfolio, resulted in a net provision for credit losses of approximately $806,000, of which $739,000 was provided for the loan portfolio and $67,000 was provided to the allowance for unfunded commitments.

The following table summarizes components of the allowance for credit losses and related loans as of December 31, 2025 and 2024:

Selected Credit Ratios
	December 31,
(Dollars in thousands)	2025		2024
Allowance for credit losses	$8,107		$7,684
Total loans	709,587		657,536
Allowance for credit losses to total loans	1.14%		1.17%
Nonaccrual loans	$3,598		$3,273
Nonaccrual loans to total loans	0.51%		0.50%

Ratio of allowance for credit losses to nonaccrual loans	2.25	X	2.35	X

Charge-offs net of recoveries	$316		$78
Average loans	$689,104		$641,022
Net charge-offs to average loans	0.05%		0.01%

The following table shows the average balance, net charge-offs or recoveries and percentage of net charge-offs or recoveries by each major category of loans for the years ended December 31, 2025 and 2024:

Allocation of the Allowance for Credit Losses

	December 31,
	2025			2024
(Dollars in thousands)	Average Balance	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) as % of Average Loan Type	Average Balance	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) as % of Average Loan Type
Real estate secured:
Commercial	$ 249,751	$ 1	0.00%	$ 240,730	$ 74	0.03%
Construction and land development	38,686	(54)	-0.14%	30,063	(44)	-0.15%
Residential 1-4 family	244,425	79	0.03%	234,848	(25)	-0.01%
Multifamily	39,546	(12)	-0.03%	33,782	95	0.28%
Farmland	20,501	(3)	-0.01%	16,557	(297)	-1.79%
Total real estate loans	592,909	11	0.00%	555,980	(197)	-0.04%
Commercial	56,803	89	0.16%	54,669	153	0.28%
Agriculture	4,927	50	1.01%	3,611	-	0.00%
Consumer installment loans and all other loans	34,465	166	0.48%	26,319	122	0.46%
Unallocated	-	-	0.00%	443	-	0.00%
Total loans	$ 689,104	$ 316	0.05%	$ 641,022	$ 78	0.01%

The following table shows the balance and percentage of our allowance for credit losses allocated to each major category of loans.

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Amount	% of ACL	% of Loans	Amount	% of ACL	% of Loans
Real estate secured:
Commercial	$ 2,856	35.2%	36.0%	$ 2,565	33.4%	37.1%
Construction and land development	411	5.1%	6.0%	322	4.2%	5.5%
Residential 1-4 family	2,799	34.5%	35.6%	2,923	38.0%	35.7%
Multifamily	559	7.0%	6.6%	382	5.0%	4.9%
Farmland	166	2.0%	3.3%	149	1.9%	2.6%
Total real estate loans	6,791	83.8%	87.5%	6,341	82.5%	85.8%
Commercial	602	7.4%	7.5%	751	9.8%	9.2%
Agriculture	79	1.0%	0.6%	36	0.5%	0.6%
Consumer installement loans and all other loans	635	7.8%	4.4%	556	7.2%	4.4%
Total loans	$ 8,107	100.0%	100.0%	$ 7,684	100.0%	100.0%

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

As of December 31, 2025, the allowance for credit losses was primarily allocated to loan segments that represent the largest portions of the loan portfolio and exhibit the most significant exposure to credit risk based on portfolio composition, credit performance, and economic sensitivity.

Commercial real estate loans accounted for $2.9 million, or 35.2% of the allowance for credit losses, compared to 36.0% of total loans outstanding at December 31, 2025. The increase in allocation from the prior year reflects continued growth in commercial real estate balances and increased utilization of variable-rate loan structures. These factors resulted in higher modeled expected credit losses and supported qualitative adjustments related to borrower cash-flow dependence and sensitivity to economic conditions.

These loans are made consistent with appraisal policies and real estate lending policies which detail maximum loan-to-value ratios and maturities.

Residential 1–4 family real estate loans represented 34.5% of the allowance for credit losses, compared to 35.6% of total loans outstanding at December 31, 2025. This allocation declined from the prior year primarily due to stable delinquency trends, portfolio seasoning, and a decline in classified loans. Management also reduced certain qualitative risk factors previously applied to this segment as overall credit performance remained stable.

Management believes overall credit quality remained stable during 2025, and the allowance for credit losses was appropriate as of December 31, 2025.

Other Real Estate Owned

Other real estate owned totaled approximately $89,000 and $87,000 as of December 31, 2025 and December 31, 2024, respectively. During 2025, the sale of one property was offset by the foreclosure of another property with a similar net book value.

While the levels of problem credits and foreclosed properties have been reduced significantly over the past several years, we remain mindful of the impact on earnings and capital as we work to achieve our goal to reduce nonperforming assets. However, we may recognize some losses and reductions in the allowance for credit losses as we expedite the resolution of these problem assets.

Investment Securities

Total investment securities increased approximately $449,000 to $96.4 million as of December 31, 2025 from $96.0 million as of December 31, 2024. All securities are classified as available-for-sale for liquidity purposes. The increase in investment securities during 2025 was due to purchases of $9.3 million and a decrease in the unrealized loss on available-for-sale securities of $5.2 million which more than offset maturities, calls, payments, and amortization of $14.0 million. Investment securities with a carrying value of $32.5 million and $35.2 million as of December 31, 2025 and 2024, respectively, were pledged to secure public deposits and for other purposes required, or permitted, by law.

Our strategy is to invest excess funds in investment securities, which typically yield more interest income than other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond, but which still provide liquidity.

The fair value of our investment portfolio is substantially affected by changes in interest rates. Losses could be realized if liquidity and/or business strategy necessitate the sale of securities in a loss position due to Federal Reserve actions, U.S. fiscal policies or other factors affecting market interest rates. As of December 31, 2025, we had a net unrealized loss in our investment portfolio totaling $10.0 million as compared to a $15.2 million loss as of December 31, 2024. As market interest rates fluctuate, the level of unrealized losses could change substantially. However, these changes would have no impact on earnings or regulatory capital unless the securities were sold at a loss. We believe that all unrealized losses resulted from temporary changes in interest rates and current market conditions and are not a result of credit deterioration. No allowance for credit losses on available-for-sale securities was recorded as of December 31, 2025 and 2024. We monitor our portfolio regularly and use it to maintain liquidity, manage interest rate risk, and enhance earnings.

The fair value and weighted average yield of investment securities as of December 31, 2025 are shown in the following schedule by contractual maturity and do not reflect principal paydowns for amortizing securities. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are calculated by dividing the contractual interest for each time period by the average amortized contractual cost

	Less Than One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
(Dollars in thousands)	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
U.S. Treasuries	$ 2,960	1.02%	$ 1,483	1.04%	$ 1,017	4.12%	$ -	-%	$ 5,460	1.58%
U.S. Government agencies	-	-%	1,295	4.28%	5,606	4.10%	2,258	2.84%	9,159	3.79%
Corporate bonds	-	-%	1,909	2.93%	470	3.75%	-	-%	2,379	3.10%
Municipal securities	-	-%	1,689	2.02%	6,017	2.39%	12,291	2.59%	19,997	2.49%
Mortgage-backed securities	921	2.11%	3,423	4.37%	6,423	3.24%	35,312	1.92%	46,079	2.25%
Collateralized mortgage obligations - guaranteed	-	-%	1,375	4.78%	2,816	4.62%	9,168	3.68%	13,359	3.98%
	$ 3,881	1.28%	$ 11,174	3.32%	$ 22,349	3.42%	$ 59,029	2.35%	$96,433	2.65%

.

Bank Owned Life Insurance

The Bank had no bank owned life insurance policies as of December 31, 2025.

During 2024 one bank owned life insurance policy was surrendered at market value resulting in a loss of approximately $49,000. In December 2024, a death benefit receivable of $5.4 million was recorded, resulting in an income accrual of $1.6 million.

Deposits

Total deposits were $798.3 million as of December 31, 2025, an increase of $48.3 million, or 6.44%, from $750.0 million as of December 31, 2024, due to efforts to attract and retain time deposits and money market account relationships, including replacing a large, high-rate account with lower-cost brokered time deposits, combined with cyclical fund inflows. Most of the increase was driven by money market deposits which increased $28.9 million, or 34.4%, to $113.0 million, and time deposits, which increased $23.1 million, or 8.5%, to $294.2 million as of December 31, 2025.

Information detailing average deposit balances and average rates paid on deposits is presented in the Net Interest Margin Analysis table contained in the “Net Interest Income and Net Interest Margin” section.

Core deposits are considered to include demand deposits and other types of transaction accounts, such as commercial relationships and savings and money market products. Noninterest-bearing demand deposits decreased $4.1 million in 2025, while interest-bearing demand deposits, savings and money market deposits increased $32.4 million. Overall, we continue to maintain core deposits through attractive consumer and commercial deposit products and strong ties with our customer base and communities.

As of December 31, 2025 and 2024, uninsured deposits are estimated to be $120.3 million and $91.9 million, respectively. Estimated uninsured deposits represented 15.1% and 12.3% of total deposits as of December 31, 2025 and 2024, respectively. Included in estimated uninsured deposits are $28.7 million and $22.9 million of public funds, for such respective periods, considered secured via pledged securities or letters of credit we have with the Federal Home Loan Bank of Atlanta (the “FHLB”).

The following table shows maturities of all time deposits considered uninsured by the FDIC or otherwise.

Maturities of Time Deposits Greater Than $250,000
(Dollars in thousands)
December 31, 2025
Three months or less	$21,759
Over three months through six months	15,617
Over six months through twelve months	14,617
Over one year	5,108
Total	$57,101

As of December 31, 2025 and 2024, $32.5 million and $35.2 million of securities, respectively, were pledged to collateralize public deposits, including time deposits, held in our Tennessee offices, and as collateral for credit facilities available through the Federal Reserve Bank (“FRB”). Additionally, we held letters of credit from the FHLB for $14.0 million at both December 31, 2025 and 2024 to secure public deposits, including time deposits, held in our Virginia offices.

We held $8.0 million in brokered deposits at December 31, 2025, and $3.0 million as of December 31, 2024. While not a primary source of funding, brokered deposits provide a means to efficiently manage funding and liquidity. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the average rate paid on deposits is shown in the net interest margin analysis table in the “Net Interest Income and Net Interest Margin” section. Total Certificate of Deposit Registry Service (“CDARS”) time deposits were $7.0 million at December 31, 2025 and 2024.

Noninterest Income

For the year ended December 31, 2025, noninterest income decreased $1.3 million to $9.9 million compared to $11.3 million for 2024 mainly due to the $1.6 million benefit claim on bank owned life insurance in 2024. A decrease of approximately $217,000, or 5.65%, in service charges and fees offset an increase in card processing revenue of approximately $201,000.

Noninterest Expense

For the year ended December 31, 2025, noninterest expense totaled $29.1 million compared to $28.8 million for the year ended December 31, 2024. The increase was primarily related to salaries and benefits of approximately $638,000, loan-related expenses of approximately $165,000, and data processing costs of approximately $68,000. The increases were partially offset by a decrease of approximately $562,000 in the costs associated with the core system conversion and an approximate $214,000 decrease in the expense for the cards reward program.

While we experienced no significant losses resulting from fraud in 2025, we continued to experience an increase in the volume and sophistication of fraudulent transaction attempts. These fraudulent transaction attempts ranged from unauthorized electronic transactions to check theft, forgery, and what is commonly referred to as friendly fraud, which is the dispute of a valid, authorized transaction by the cardholder resulting in a chargeback despite delivery of the underlying product or service. We work continuously with customers to educate them on identifying potential fraud and the efforts they can take to reduce the risk of fraud. We expect increased fraudulent transaction attempts to continue for the foreseeable future.

Our efficiency ratio, a non-GAAP measure, is defined as noninterest expense divided by the sum of net interest income plus noninterest income and was 67.61% in 2025 compared to 72.40% in 2024. The performance improvement in this ratio is a result of the increase in net interest income, as discussed in the “Net Interest Income and Net Interest Margin” section earlier in this Item 7. After adjusting for non-recurring items, the efficiency ratio improves slightly to 66.94%, as shown in the table below. We continue to seek opportunities to operate more efficiently through the use of technology, improving processes, reducing nonperforming assets, and increasing productivity.

(Dollars in thousands)	Net Interest Income	Noninterest Income	Total Income	Noninterest Expense	Efficiency Ratio
As reported (GAAP)	$33,156	$9,910	$43,066	$29,115	67.61%
Adjust for nonrecurring items:
Core system conversion	—	—	—	(288)
As adjusted for nonrecurring items (non-GAAP)	$33,156	$9,910	$43,066	$28,827	66.94%

Income Taxes and Deferred Tax Assets

Income taxes were $3.0 million for the year ended December 31, 2025, compared to $2.1 million for the same period in 2024. The effective tax rates were 23.18%, and 20.76% for 2025 and 2024, respectively. The effective tax rate for the periods differed from the federal statutory rate of 21.0% principally due to the lessened impact of tax preference items, along with the effect of certain state income taxes. The lower effective tax rate in 2024 is the result of non-taxable income resulting from the BOLI insurance benefit accrual included in pre-tax earnings.

Deferred tax assets represent the future tax benefit of future deductible differences. If it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. New Peoples has evaluated positive and negative evidence to assess the realizability of its deferred taxes. Based on the evidence, including taxable income projections, New Peoples believes it is more likely than not that its deferred tax assets will be realizable. Accordingly, New Peoples did not include a valuation allowance against its deferred tax assets as of December 31, 2025 or 2024.

Tax positions are evaluated in a two-step process. New Peoples first determines whether it is more likely than not that a position will be sustained upon examination. If a tax position meets the more likely than not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being recognized. New Peoples classifies interest and penalties as a component of income tax expense.

Capital Resources

During the year ended December 31, 2025, total shareholders’ equity increased $12.1 million to $82.9 million due to earnings of $10.1 million and the $4.1 million decrease in the net unrealized loss on available-for-sale investment securities, net of taxes which were partially offset by a cash dividend payment of $1.9 million and the repurchase of common stock totaling approximately $212,000.

During 2025, New Peoples repurchased 69,711 shares at an average price of $3.04 per share. Since commencement of the stock repurchase program, 355,073 shares have been repurchased at an average rate of $2.54.

New Peoples meets the eligibility criteria to be considered a small bank holding company in accordance with the Federal Reserve’s Small Bank Holding Company Policy Statement and does not report consolidated regulatory capital. The Bank continues to be subject to various capital requirements administered by banking agencies.

The Bank is characterized as "well capitalized" under the “prompt corrective action” regulations pursuant to Section 38 of the FDIA. The capital adequacy ratios for the Bank, including the minimum ratios to be considered “well capitalized,” are set forth in Note 23, Capital, to the consolidated financial statements in Item 8 of this Form 10-K.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Act. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 (“CET1”) ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum CET1 ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a CET1 ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2025, the Bank meets all capital adequacy requirements to which it is subject. Based upon projections, we believe our earnings will be sufficient to support the Bank’s planned asset growth.

New Peoples paid a cash dividend of $0.08 per share in 2025. On February 23, 2026, the Board of Directors declared a dividend of $0.09 per share, to be paid on March 31, 2026. Future payments of cash dividends will depend on a number of factors including but not limited to maintaining positive retained earnings, compliance with regulatory rules governing the payment of dividends, strategic plans, and sufficient capital at the Bank to allow payment of dividends to the parent company.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold and unpledged available-for-sale investments. Collectively, those balances were $141.1 million as of December 31, 2025, up from $128.5 million as of December 31, 2024. The increase is primarily due to the receipt of the insurance receivable, earnings, and cash flows from investment securities exceeding reinvestment activity. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs.

The Bank’s primary funding source is deposits from customers in the markets in which it provides banking services. As discussed previously, deposits increased during 2025 but competition for deposits remains intense from both bank and non-bank institutions. New Peoples expects that pressure on the rates paid on deposits will continue and that it may be required to pay higher rates than currently projected to retain existing customers and attract new deposit relationships to fund loans and other activities. As discussed below, New Peoples has other liquidity sources to manage its liquidity needs as they arise.

As of December 31, 2025, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $63.9 million, which is net of the $32.5 million of securities pledged as collateral. Generally, the investment portfolio serves as a source of liquidity while yielding a higher return at the purchase date when compared to other short-term investment options, such as federal funds sold and overnight deposits with the FRB. Although the unrealized loss on securities available-for-sale improved in 2025, selling investments other than shorter-term investments with minimal unrealized losses or more recently purchased investments would not be a main source of liquidity at this time because of the immediate impact on regulatory capital; however, the majority of the portfolio consists of high credit quality investments that could be pledged against borrowed funds. Total investment securities increased slightly from $96.0 million as of December 31, 2024 to $96.4 million as of December 31, 2025. The Bank also has additional borrowing capacity on lines for which investments and certain loans are currently pledged.

Our loan to deposit ratio was 88.9% as of December 31, 2025 and 87.7% as of December 31, 2024.

Available third-party sources of liquidity as of December 31, 2025 include the following: our line of credit with the FHLB totaling $273.3 million subject to pledging requirements, the brokered certificates of deposit markets, internet certificates of deposit, and the discount window at the FRB. We also have $30.0 million in unsecured federal funds lines of credit available from three correspondent banks as of December 31, 2025.

We have used our line of credit with FHLB to issue letters of credit totaling $14.0 million to the Treasury Board of Virginia for collateral on public funds and a $7.0 million fixed rate borrowing maturing in May of 2028. No draws on the letters of credit have been issued. These letters of credit are considered to be draws on our FHLB line of credit. An additional $252.3 million was available on December 31, 2025 on the $273.3 million line of credit, of which $130.0 million is secured by a blanket lien on our residential real estate loans and certain eligible commercial real estate loans. Full use of the FHLB borrowing capacity would require New Peoples to pledge additional assets.

We held $8.0 million in brokered deposits as of December 31, 2025 compared to $3.0 million as of December 31, 2024 and $7.0 million in reciprocal CDARS time deposits as of December 31, 2025 and December 31, 2024.

The Bank has access to additional liquidity through the FRB’s Discount Window for overnight funding needs. We have collateralized this line with investment securities. As part of the discount window capacity, the FRB offered borrowings through the Bank Term Funding Program, which was created to support businesses and consumers by making additional funds available to eligible depository institutions

During the fourth quarter of 2024, we made a voluntary principal payment of $1.2 million on one of the outstanding trust preferred securities, originally issued in 2004. In January 2025, we made another voluntary principal payment of $3.0 million on the same trust preferred issue. We may consider making future principal payments based on our available liquidity and considering other funding opportunities that may be available.

Based on the on-balance sheet liquidity and available external sources of funding, management believes the Bank has adequate liquidity and capital resources to meet its operating requirements and obligations for the foreseeable future. However, liquidity may be adversely affected by a number of factors including counterparty willingness or ability to extend credit, regulatory actions, and changes in customer behavior, some of which are beyond management’s control. In light of ongoing economic uncertainty, including inflationary pressures and geopolitical conflicts, management continues to actively monitor the Bank’s liquidity position to ensure sufficient funding is available to meet customer demands and operational needs. In addition, the Bank’s contingency funding plan is reviewed quarterly by the Asset Liability Committee.

Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contractual or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary and discussion of the contract amount of the Bank’s exposure to off-balance sheet risk as of December 31, 2025 and 2024 is presented in Note 20 to the consolidated financial statements in Item 8 of this Form 10-K. As of December 31, 2025 and 2024 the allowance for credit losses on unfunded commitments totaled approximately $471,000 and $404,000, respectively.

Interest Rate Risk and Sensitivity

Interest rate risk represents the risk that changes in market interest rates may adversely affect the Company’s net interest income and the economic value of equity. The Company manages interest rate risk as part of its overall asset and liability management process, with the objective of supporting stable earnings and preserving capital across a range of interest rate environments.

Management evaluates interest rate risk using simulation analyses that estimate the potential impact of immediate and sustained changes in market interest rates on net interest income and the economic value of equity. These analyses are performed using a model provided and supported by an independent third-party service provider and incorporate assumptions regarding balance sheet composition, interest rate behavior, loan prepayments, deposit pricing, and other relevant factors. The results of these analyses are reviewed regularly by management and the Board of Directors as part of the Company’s asset-liability management oversight.

As of December 31, 2025, the Company’s interest rate risk profile reflected a balance sheet that is modestly sensitive to changes in market interest rates. In rising rate environments, results are influenced primarily by the timing and extent of deposit repricing relative to changes in asset yields. In declining rate environments, interest rate sensitivity is affected by contractual loan repricing characteristics, the presence of interest rate floors on certain assets and deposits, and expected customer behavior.

Based on management’s analyses, the estimated impacts of changes in interest rates on both net interest income and the economic value of equity were within board-approved policy limits at December 31, 2025. Management believes the Company is appropriately positioned to manage interest rate risk given its current balance sheet structure, capital levels, and liquidity profile. The Company will continue to monitor interest rate risk and may adjust asset mix, deposit pricing strategies, and funding sources as market conditions evolve.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of New Peoples Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Peoples Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses – Loans Collectively Evaluated for Credit Losses

Description of the Matter

As further described in Note 2 (Summary of Significant Accounting Policies) and Note 8 (Allowance for Credit Losses For Loans (“ACLL”) to the consolidated financial statements, the allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented $7.9 million of the total recorded ACLL of $8.1 million as of December 31, 2025. The collectively evaluated ACLL consists of quantitative and qualitative components.

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

Roanoke, Virginia

March 31, 2026

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

(in thousands except share data)

	2025	2024
ASSETS
Cash and due from banks	$13,849	$13,218
Interest-bearing deposits with banks	63,109	54,300
Federal funds sold	252	150
Total cash and cash equivalents	77,210	67,668
Investment securities available-for-sale, at fair value	96,433	95,984
Restricted stock, at cost	2,598	2,720
Loans receivable	709,587	657,536
Allowance for credit losses	(8,107)	(7,684)
Net loans	701,480	649,852
Bank premises and equipment, net	16,400	17,070
Other real estate owned	89	87
Accrued interest receivable	3,451	3,458
Deferred taxes, net	3,895	4,835
Right-of-use assets - operating leases	2,998	3,413
Insurance benefit receivable	—	5,417
Other assets	5,146	4,421
Total assets	$909,700	$854,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$220,829	$224,938
Interest-bearing deposits	577,437	525,044
Total deposits	798,266	749,982
Borrowed funds	18,986	24,986
Lease liabilities - operating leases	2,998	3,413
Accrued interest payable	1,507	1,442
Accrued expenses and other liabilities	5,088	4,361
Total liabilities	826,845	784,184

Commitments and Contingent Liabilities (Notes 20 and 22)

Shareholders' equity:
Common stock, $2 par value: 50,000,000 shares authorized, 23,567,013 and 23,636,724 shares issued and outstanding, respectively	47,134	47,273
Additional paid-in capital	14,378	14,451
Retained earnings	29,210	21,001
Accumulated other comprehensive loss	(7,867)	(11,984)
Total shareholders' equity	82,855	70,741
Total liabilities and shareholders' equity	$909,700	$854,925

The accompanying notes are an integral part of these financial statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands except share and per share data)

	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$42,844	$38,208
Federal funds sold	12	6
Interest-bearing deposits with banks	2,752	3,875
Investments	2,812	2,371
Dividends on equity securities (restricted)	167	173
Total interest and dividend income	48,587	44,633

INTEREST EXPENSE
Deposits	14,272	14,145
Borrowed funds	1,159	1,967
Total interest expense	15,431	16,112

NET INTEREST INCOME	33,156	28,521

PROVISION FOR CREDIT LOSSES	806	625

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	32,350	27,896

NONINTEREST INCOME
Service charges and fees	3,621	3,838
Card processing and interchange income	3,903	3,702
Insurance and investment fees	1,414	1,328
Other noninterest income	972	2,386
Total noninterest income	9,910	11,254

NONINTEREST EXPENSE
Salaries and employee benefits	15,146	14,508
Occupancy and equipment expenses	3,589	3,572
Data processing and telecommunications	2,608	2,540
Other operating expenses	7,772	8,177
Total noninterest expense	29,115	28,797

INCOME BEFORE INCOME TAXES	13,145	10,353

INCOME TAX EXPENSE	3,047	2,149

NET INCOME	$10,098	$8,204

Earnings per share
Basic and diluted	$0.43	$0.35
Average weighted shares of common stock
Basic and diluted	23,599,120	23,682,407

The accompanying notes are an integral part of these financial statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Dollars in thousands)

	2025	2024
NET INCOME	$10,098	$8,204
Other comprehensive income (loss):
Investment securities activity:
Unrealized gains (losses) arising during the year	5,211	(415)
Reclassification adjustment for net gains included in net income	—	(4)
Other comprehensive gains (losses) on investment securities	5,211	(419)
Related tax (expense) benefit	(1,094)	88
Total other comprehensive income (loss)	4,117	(331)
TOTAL COMPREHENSIVE INCOME	$14,215	$7,873

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands excluding share and per share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2023	23,745,900	$47,492	$14,514	$14,458	$(11,653)	$64,811

Net income	—	—	—	8,204	—	8,204
Other comprehensive loss, net of tax	—	—	—	—	(331)	(331)
Cash dividend declared ($0.07 per share)	—	—	—	(1,661)	—	(1,661)
Repurchase of common stock	(109,176)	(219)	(63)	—	—	(282)
Balance at December 31, 2024	23,636,724	47,273	14,451	21,001	(11,984)	70,741

Net income	—	—	—	10,098	—	10,098
Other comprehensive income, net of tax	—	—	—	—	4,117	4,117
Cash dividend declared ($0.08 per share)	—	—	—	(1,889)	—	(1,889)
Repurchase of common stock	(69,711)	(139)	(73)	—	—	(212)
Balance at December 31, 2025	23,567,013	$47,134	$14,378	$29,210	$(7,867)	$82,855

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Dollars in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,098	$8,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,482	1,572
Provision for credit losses	806	625
Net gain on sale of available-for-sale securities	—	(4)
Income on bank owned life insurance	—	(73)
Gain on sale of mortgage loans	(26)	(9)
Gain on sale or disposal of premises and equipment	(2)	(21)
Gain on sale of other real estate owned	(6)	(74)
Loss on settlement of bank owned life insurance	—	49
Income on bank owned life insurance death benefit	—	(1,565)
Loans originated for sale	(1,115)	(329)
Proceeds from sales of loans originated for sale	1,141	338
Net amortization/accretion of bond premiums/discounts	70	189
Deferred tax benefit	(155)	(286)
Net change in:
Accrued interest receivable	7	(429)
Other assets	(307)	(91)
Accrued interest payable	65	(5)
Accrued expenses and other liabilities	246	253
Net cash provided by operating activities	12,304	8,344

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(52,413)	(20,833)
Purchase of securities available-for-sale	(9,271)	(23,336)
Proceeds from repayments and maturities of securities available-for-sale	13,963	14,419
Proceeds from sales of securities available-for-sale	—	2,134
Redemption (purchase) of equity securities (restricted)	122	(38)
Purchases of premises, equipment and software	(815)	(1,792)
Proceeds from sales of premises and equipment	2	1,186
Proceeds from sales of other real estate owned	50	1,474
Proceeds from settlement of bank owned life insurance	5,417	761
Net cash used in investing activities	(42,945)	(26,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	—	(10,000)
Net change in long-term debt	(6,000)	(1,200)
Net change in noninterest-bearing deposits	(4,109)	(8,940)
Net change in interest-bearing deposits	52,393	42,455
Dividends paid	(1,889)	(1,661)
Repurchase of common stock	(212)	(282)
Net cash provided by financing activities	40,183	20,372

Net increase in cash and cash equivalents	9,542	2,691
Cash and and cash equivalents, beginning of the year	67,668	64,977
Cash and cash equivalents, end of the year	$77,210	$67,668

Supplemental disclosure of cash paid during the period for:
Interest	$15,366	$16,117
Taxes	2,680	2,419

Supplemental disclosure of non-cash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	46	1,330
Cash surrender value of bank owned life insurance transferred to benefit receivable	—	3,852
Change in unrealized losses on securities available-for-sale	(5,211)	(419)

The accompanying notes are an integral part of these financial statements.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS

Nature of Operations – New Peoples Bankshares, Inc. (“New Peoples”) is a financial holding company whose principal activity is the ownership and management of a community bank, New Peoples Bank, Inc. (the “Bank”). New Peoples and the Bank are each organized and incorporated under the laws of the Commonwealth of Virginia. As a state-chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. The Bank provides general banking services to individuals, small and medium size businesses and the professional community of southwest Virginia, southern West Virginia, northeastern Tennessee, and western North Carolina. These services include commercial and consumer loans along with traditional deposit products such as checking and savings accounts.

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

Segment Reporting – The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on a consolidated basis by the Chief Executive Officer, who is designated the chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered. The segments are also distinguished by the level of information provided to the CODM, who uses such information to review the performance of various components of the business, which are then aggregated if operating performance of product and customers are similar. The CODM evaluates the financial performance of the Company’s business components such as revenue streams, significant expenses, and budget to actual results in assessing the Company’s segments and in determination of allocated resources. The presentation of financial performance to the CODM is consistent with amounts and financial statement lines items shown in the Company's consolidated balance sheets and consolidated statements of income. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, occupancy expense, equipment expense, data processing fees, and legal and professional expenses. All of the Company's financial results are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region and business-line, the Company's CODM evaluates financial performance on a Company-wide basis. The majority of the Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services, and customers. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

Accounting Standards Adopted in 2025 – In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 was effective for the Company on January 1, 2025. The adoption of this standard had no material impact on the consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 was effective for the Company on January 1, 2025. The adoption of this standard had no material impact on the consolidated financial statements.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

Cash and Cash Equivalents – Cash and cash equivalents as used in the cash flow statements include cash and due from banks, interest-bearing deposits with banks, federal funds sold and investment securities when purchased within three months of maturity.

Investment Securities – Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities not intended to be held to maturity are classified as available-for-sale and carried at fair value. Securities available-for-sale are intended to be used as part of the Company’s asset and liability management strategy and may be sold in response to changes in interest rates, prepayment risk, or other similar factors.

The amortization of premiums and accretion of discounts are recognized in interest income using the effective interest method over the period to maturity for discounts and the earlier of call date or maturity for premiums. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss). Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income (loss), net of tax, whereas realized gains and losses flow through the statements of income.

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

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses expense. Losses are charged against the allowance for credit losses when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2025, there was no allowance for credit losses related to the available-for-sale portfolio.

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

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.5 million as of December 31, 2025 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Significant Group Concentrations of Credit Risk – The Company identifies a concentration as any obligation, direct or indirect, of the same or affiliated interests which represent 25% or more of the Company’s capital structure, or $20.7 million as of December 31, 2025. Most of the Company’s activities are with customers located within southwest Virginia, southern West Virginia, northeastern Tennessee, and western North Carolina. Certain concentrations may pose credit risk. The Company does not have any significant concentrations to any one industry or customer.

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

The Company primarily utilizes the cohort and the probability of default/loss given default methodologies for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative adjustment factors such as changes to lending policies and procedures; national and local economic conditions; the experience and ability of management and staff; the volume and severity of past due, rated and nonaccrual assets; loan review system; collateral values; concentrations of credit; the impact of legal or regulatory requirements; and competition.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a discounted cash flow methodology:

•	Commercial Real Estate Loans. We originate loans to qualified businesses and individuals in our market area for the purchase, construction or refinancing of commercial real estate. These loans consist of owner occupied, non-owner occupied and multi-family transactions. Owner occupied real estate properties primarily include retail buildings, medical buildings, and industrial/warehouse space. Owner-occupied loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Non-owner occupied commercial real estate properties primarily include retail buildings, hotels, office/medical buildings, and industrial/warehouse space. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and their ability to repay the loan. Non-owner occupied commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions. Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes, and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and their ability to repay the loan. Construction loans include not only construction of new structures, but also additions or alterations to existing structures. Construction loans are generally secured by real estate. The primary risk characteristics are specific to the uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of construction may be customer specific, such as the quality and depth of property management, or related to changes in general economic conditions.

•	Commercial Loans. We make commercial loans to qualified businesses in our market area. Our commercial lending consists primarily of commercial and industrial loans to finance accounts receivable, inventory, property, plant, and equipment. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. To manage these risks, our underwriting guidelines generally require us to secure commercial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, we actively monitor certain measures of the borrower, including advance rate, cash flow, collateral value, and other appropriate credit factors.
•	Residential Mortgage Loans. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans, home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education, and other personal expenditures. We make mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities. Under our underwriting guidelines, residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans are made consistent with our appraisal policies and real estate lending policies, which detail maximum loan-to-value ratios and maturities.
•	Construction Loans. Construction lending entails significant additional risks compared to residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate the total loan funds required to complete a project and related loan-to-value ratios accurately. To minimize the risks associated with construction lending, loan-to-value limitations for residential, multi-family and non-residential construction loans are in place. These are in addition to the usual credit analyses of borrowers. Management feels that the loan-to-value ratios help to minimize the risk of loss and to compensate for normal fluctuations in the real estate market. Maturities for construction loans generally range from 4 to 12 months for residential property and from 6 to 18 months for non-residential and multi-family properties.
•	Consumer Loans. Our consumer loans consist primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans that we make include home improvement loans, debt consolidation loans, and general consumer lending. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance due to the greater likelihood of damage, loss, or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. A borrower may also be able to assert against the Bank as an assignee any claims and defenses that it has against the seller of the underlying collateral.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, excluding unconditionally cancelable commitments, through a charge to the provision for credit losses in the Company’s consolidated statements of income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

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

Other Real Estate Owned (“OREO”) – OREO includes properties acquired through foreclosure or deeds taken in lieu of foreclosure, as well as closed branch sites with no intended future use and an expected long-term disposal period. At the time of acquisition, these properties are recorded at fair value less estimated costs to sell. Expenses incurred in connection with operating these properties and subsequent write-downs, if any, are charged to operations. Subsequent to foreclosure, management periodically considers the adequacy of the reserve for losses on the property. Gains and losses on the sales of these properties are credited or charged to income in the year of the sale.

Leases – A right-of-use asset and related lease liability is recognized for operating leases the Bank has entered into for certain office facilities. Most leases include one or more options to renew. The exercise of lease renewal options is typically at the sole discretion of management. If it is determined that it is reasonably certain that the Bank will exercise renewal options, the additional term is included in the calculation of the lease liability. As most of our leases do not provide an implicit rate, we use the fully collateralized Federal Home Loan Bank of Atlanta (“FHLB”) borrowing rate, commensurate with the lease terms at the lease commencement date, in determining the present value of the lease payments.

Income Taxes – Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets where it is more likely than not such assets will not be realized. As of December 31, 2025 and 2024, the Company had no valuation allowance on its net deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 11, Income Taxes, for additional information. The Company records any penalties and interest attributed to uncertain tax positions as a component of income tax expenses.

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

Financial Instruments – Fair Value – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully discussed in Note 24. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risks, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or market conditions could significantly affect these estimates.

Comprehensive Income – GAAP requires that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The change in unrealized gains and losses on available-for-sale securities is the Company’s only component of other comprehensive income.

Revenue from Contracts with Customers – The Company generally satisfies its performance obligations fully on its contracts with customers as services are rendered; and the transaction prices are typically fixed, charged either on a periodic basis or based on activity.

Advertising Cost – Advertising costs are expensed in the period incurred. These costs, which are included in Advertising, sponsorships, and donations in Note 26 totaled approximately $286,000 and $240,000, for the years ended December 31, 2025 and 2024, respectively.

Reclassification – Certain amounts in the prior years’ financial statements may have been reclassified to conform to the current year’s presentation. Certain investment securities were reclassified to collateralized mortgage obligations with guarantees to better align the investment securities by cash flow attributes. The reclassifications had no effect on our results of operations or financial condition as previously reported.

Subsequent Events – The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. See Note 27 Subsequent Events for additional information.

NOTE 3 RECENT ACCOUNTING DEVELOPMENTS

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), further clarified by ASU No 2025-01. ASU 2024-03 requires public companies to disclose specific information about certain expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 INCOME PER SHARE

Basic income per share computations are based on the weighted average number of shares outstanding during each year. Dilutive earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the years ended December 31, 2025 and 2024, there were no dilutive potential common shares.

Basic and diluted net income per common share calculations follows:

(Amounts in thousands, except share and per share data)	For the year ended
	December 31,
	2025	2024
Net income	$10,098	$8,204
Weighted average shares outstanding	23,599,120	23,682,407
Weighted average dilutive shares outstanding	23,599,120	23,682,407
Basic and diluted income per share	$0.43	$0.35

NOTE 5 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS

The Bank had federal funds sold and interest-bearing cash on deposit with the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and other commercial banks amounting to $63.4 million and $54.5 million as of December 31, 2025 and 2024, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.

The Bank has a total of $30.0 million in unsecured fed funds lines of credit facilities from three correspondent banks that were available as of December 31, 2025 and 2024, respectively. Of these total commitments, all were available as of December 31, 2025 and 2024. The Bank must maintain a $250,000 minimum deposit balance with one correspondent bank as a condition of a $5.0 million fed funds line of credit. As of December 31, 2025 and 2024, the Bank was in compliance with this requirement.

NOTE 6 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities (all available-for-sale) as of December 31, 2025 and 2024 are as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S. Treasuries	$5,597	$16	$153	$5,460
U. S. Government agencies	9,482	49	372	9,159
Corporate bonds	2,500	6	127	2,379
Municipal securities	24,217	4	4,224	19,997
Mortgage-backed securities	50,742	134	4,797	46,079
Collateralized mortgage obligations - guaranteed	13,854	70	565	13,359
	$106,392	$279	$10,238	$96,433

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S. Treasuries	$8,370	$—	$409	$7,961
U. S. Government agencies	9,380	11	586	8,805
Corporate bonds	2,499	—	246	2,253
Municipal securities	23,940	—	5,416	18,524
Mortgage-backed securities	55,653	—	7,518	48,135
Collateralized mortgage obligations - guaranteed	11,312	11	1,017	10,306
	$111,154	$22	$15,192	$95,984

The following table details unrealized losses and related fair values in the available-for-sale portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024.

	December 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasuries	$—	$—	$4,444	$153	$4,444	$153
U. S. Government agencies	814	1	4,469	371	5,283	372
Corporate bonds	—	—	1,873	127	1,873	127
Municipal securities	946	110	18,036	4,114	18,982	4,224
Mortgage-backed securities	744	5	37,156	4,792	37,900	4,797
Collateralized mortgage obligations - guaranteed	3,076	5	3,699	560	6,775	565
	$5,580	$121	$69,677	$10,117	$75,257	$10,238

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasuries	$980	$20	$6,981	$389	$7,961	$409
U. S. Government agencies	2,221	38	6,026	548	8,247	586
Corporate bonds	499	1	1,755	245	2,254	246
Municipal securities	1,559	212	16,965	5,204	18,524	5,416
Mortgage-backed securities	9,388	190	38,747	7,328	48,135	7,518
Collateralized mortgage obligations - guaranteed	5,594	121	3,271	896	8,865	1,017
	$20,241	$582	$73,745	$14,610	$93,986	$15,192

As of December 31, 2025, the available-for-sale portfolio included 165 investments for which the fair market value was less than amortized cost. As of December 31, 2024, the available-for-sale portfolio included 195 investments for which the fair market value was less than amortized cost. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not plan to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities are past due as to principal or interest payments and a number of these securities have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified.”

Investment securities with a carrying value of $32.5 million and $35.2 million as of December 31, 2025 and 2024, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents the gross proceeds, gross gains and gross losses, and the tax provision resulting from sales of securities for the years ended December 31, 2025 and December 31, 2024.

(Dollars in thousands)	2025	2024
Proceeds	$—	$2,134
Gains	—	43
Losses	—	(39)
Tax provision	—	1

The amortized cost and fair value of investment securities as of December 31, 2025, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, actual maturities may differ from scheduled maturities on amortizing securities, such as mortgage-backed securities and collateralized mortgage obligations, because the underlying collateral on these types of securities may be repaid prior to the scheduled maturity date.

			Weighted
(Dollars in thousands)	Amortized	Fair	Average
Securities Available for Sale	Cost	Value	Yield
Due in one year or less	$3,944	$3,881	1.28%
Due after one year through five years	11,425	11,174	3.32%
Due after five years through ten years	23,275	22,349	3.42%
Due after ten years	67,748	59,029	2.35%
Total	$106,392	$96,433	2.65%

The Bank, as a member of the Federal Reserve Bank and the FHLB, is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million and $2.7 million as of December 31, 2025 and 2024, respectively. The stock has no quoted market value and no ready market exists.

NOTE 7 LOANS

Loans receivable outstanding as of December 31, 2025 and 2024 are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Real estate secured:
Commercial	$255,707	$243,646
Construction and land development	42,826	36,112
Residential 1-4 family	252,624	234,860
Multifamily	45,964	32,379
Farmland	23,385	16,921
Total real estate loans	620,506	563,918
Commercial	53,175	60,587
Agriculture	4,384	4,025
Consumer installment loans and all other loans	31,522	29,006
Total loans	$709,587	$657,536

Included in total loans above are deferred loan fees of $2.2 million and $2.0 million and deferred loan costs of $2.1 million and $1.9 million, as of December 31, 2025 and 2024, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or cost is recognized at that time.

Loans receivable on nonaccrual status as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025			December 31, 2024
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
(Dollars in thousands)
Real estate secured:
Commercial	$—	$415	$415	$411	$—	$411
Construction and land development	—	23	23	300	—	300
Residential 1-4 family	960	1,323	2,283	2,232	178	2,410
Multifamily	—	—	—	—	—	—
Farmland	—	16	16	—	—	—
Total real estate loans	960	1,777	2,737	2,943	178	3,121
Commercial	—	25	25	66	—	66
Agriculture	446	305	751	16	—	16
Consumer installment loans and other loans	—	85	85	56	14	70
Total loans receivable on nonaccrual status	$1,406	$2,192	$3,598	$3,081	$192	$3,273

Total interest income not recognized on nonaccrual loans for 2025 and 2024 was approximately $49,000 for both years.

The Company evaluates loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods as described in Note 2 Summary of Significant Accounting Policies. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to those loans as December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Amortized Cost	Related Allowance	Amortized Cost	Related Allowance
(Dollars in thousands)
Real estate secured:
Commercial	$408	$108	$396	$—
Construction and land development	—	—	300	—
Residential 1-4 family	998	39	1,008	177
Total real estate loans	1,406	147	1,704	177
Agriculture	752	54	—	—
Consumer installment loans and other loans	—	—	13	3

Total	$2,158	$201	$1,717	$180

The following tables show an age analysis of past due loans receivable as of December 31, 2025 and 2024, segregated by class:

As of December 31, 2025 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$468	$—	$423	$891	$254,816	$255,707
Construction and land development	—	—	—	—	42,826	42,826
Residential 1-4 family	2,140	1,631	828	4,599	248,025	252,624
Multifamily	—	—	—	—	45,964	45,964
Farmland	—	—	—	—	23,385	23,385
Total real estate loans	2,608	1,631	1,251	5,490	615,016	620,506
Commercial	203	26	—	229	52,946	53,175
Agriculture	110	—	802	912	3,472	4,384
Consumer installment loans and all other loans	272	26	307	605	30,917	31,522
Total loans	$3,193	$1,683	$2,360	$7,236	$702,351	$709,587

As of December 31, 2024 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$255	$156	$411	$243,235	$243,646
Construction and land development	3	333	—	336	35,776	36,112
Residential 1-4 family	2,413	1,810	510	4,733	230,127	234,860
Multifamily	—	—	—	—	32,379	32,379
Farmland	207	—	—	207	16,714	16,921
Total real estate loans	2,623	2,398	666	5,687	558,231	563,918
Commercial	166	77	—	243	60,344	60,587
Agriculture	37	—	—	37	3,988	4,025
Consumer installment loans and all other loans	89	88	30	207	28,799	29,006
Total loans	$2,915	$2,563	$696	$6,174	$651,362	$657,536

As of December 31, 2025, residential 1-4 family loans that were 90 or more days past due and accruing interest totaled approximately $165,000. There were no loans 90 or more days past due that were accruing interest as of December 31, 2024.

The Company categorizes loans receivable into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans receivable as to credit risk. The Company uses the following definitions for risk ratings:

Pass - Loans in this category are considered to have a low likelihood of loss based on analysis of relevant information about the ability of the borrowers to service their debt and other factors.

Special Mention - Loans in this category are currently protected but are potentially weak, including adverse trends in borrower’s operations, credit quality, or financial strength. Those loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances.  Special mention loans have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Company’s credit position at some future date.

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

The following tables present the credit risk grade of loans by origination year as of December 31, 2025 and 2024:

As of December 31, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial real estate
Pass	$33,892	$22,565	$43,005	$44,828	$42,021	$69,031	$358	$255,700
Substandard	—	—	—	—	—	7	—	7
Total commercial real estate	$33,892	$22,565	$43,005	$44,828	$42,021	$69,038	$358	$255,707

Current period gross charge-offs	$—	$—	$—	$(1)	$—	$—	$—	$(1)

Construction and land development
Pass	$12,676	$21,666	$2,448	$2,113	$2,122	$1,778	$—	$42,803
Substandard	—	23	—	—	—	—	—	23
Total construction and land development	$12,676	$21,689	$2,448	$2,113	$2,122	$1,778	$—	$42,826

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$35,441	$18,703	$24,178	$24,318	$35,543	$76,674	$34,842	$249,699
SpecialMention	—	—	—	—	—	476	—	476
Substandard	—	104	197	50	—	2,020	78	2,449
Total residential 1-4 family	$35,441	$18,807	$24,375	$24,368	$35,543	$79,170	$34,920	$252,624

Current period gross charge-offs	$—	$—	$(138)	$—	$—	$(1)	$—	$(139)

Multifamily
Pass	$17,668	$1,464	$3,197	$9,874	$6,444	$7,317	$—	$45,964
Total multifamily	$17,668	$1,464	$3,197	$9,874	$6,444	$7,317	$—	$45,964

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$9,005	$2,610	$1,142	$1,830	$2,641	$6,020	$—	$23,248
SpecialMention	—	—	—	—	—	121	—	121
Substandard	—	—	—	—	—	16	—	16
Total farmland	$9,005	$2,610	$1,142	$1,830	$2,641	$6,157	$—	$23,385

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$14,653	$10,852	$8,745	$2,628	$1,284	$3,106	$11,880	$53,148
SpecialMention	—	—	—	—	—	2	—	2
Substandard	—	—	—	—	—	—	25	25
Total commercial	$14,653	$10,852	$8,745	$2,628	$1,284	$3,108	$11,905	$53,175

Current period gross charge-offs	$—	$(59)	$—	$—	$(23)	$(15)	$—	$(97)

Agriculture
Pass	$1,437	$683	$162	$176	$104	$98	$942	$3,602
SpecialMention	—	—	—	—	—	—	31	31
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	305	—	—	—	—	446	751
Total agriculture	$1,437	$988	$162	$176	$104	$98	$1,419	$4,384

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(50)	$(50)

Consumer and all other
Pass	$16,111	$7,607	$3,599	$1,311	$845	$1,617	$372	$31,462
Substandard	18	30	10	2	—	—	—	60
Total consumer and all other	$16,129	$7,637	$3,609	$1,313	$845	$1,617	$372	$31,522

Current period gross charge-offs	$(14)	$(47)	$(25)	$(5)	$(5)	$(280)	$—	$(376)

Total	$140,901	$86,612	$86,683	$87,130	$91,004	$168,283	$48,974	$709,587
Total current period gross charge-offs	$(14)	$(106)	$(163)	$(6)	$(28)	$(296)	$(50)	$(663)

As of December 31, 2024
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial real estate
Pass	$20,653	$47,052	$43,553	$46,902	$27,155	$56,369	$1,541	$243,225
Special mention	—	—	—	—	—	9	—	9
Substandard	—	—	255	141	—	16	—	412
Total commercial real estate	$20,653	$47,052	$43,808	$47,043	$27,155	$56,394	$1,541	$243,646

Current period gross charge-offs	$—	$—	$—	$(179)	$—	$—	$(1)	$(180)

Construction and Land Development
Pass	$17,654	$5,078	$6,240	$3,019	$1,719	$2,089	$—	$35,799
Special mention	—	—	—	—	—	12	—	12
Substandard	301	—	—	—	—	—	—	301
Total construction and land development	$17,955	$5,078	$6,240	$3,019	$1,719	$2,101	$—	$36,112

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$19,094	$27,861	$29,510	$38,329	$11,265	$78,424	$26,933	$231,416
Special mention	—	—	—	—	—	319	—	319
Substandard	104	257	42	723	238	1,647	114	3,125
Total residential 1-4 family	$19,198	$28,118	$29,552	$39,052	$11,503	$80,390	$27,047	$234,860

Current period gross charge-offs	$—	$(38)	$—	$—	$—	$(37)	$—	$(75)

Multifamily
Pass	$1,564	$4,829	$10,313	$6,818	$2,505	$6,350	$—	$32,379
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total multifamily	$1,564	$4,829	$10,313	$6,818	$2,505	$6,350	$—	$32,379

Current period gross charge-offs	$—	$(53)	$—	$—	$—	$(42)	$—	$(95)

Farmland
Pass	$2,669	$1,333	$2,045	$2,812	$730	$7,186	$—	$16,775
Special mention	—	—	—	—	—	146	—	146
Substandard	—	—	—	—	—	—	—	—
Total farmland	$2,669	$1,333	$2,045	$2,812	$730	$7,332	$—	$16,921

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$18,298	$13,490	$4,780	$2,305	$801	$2,560	$18,284	$60,518
Special mention	—	—	—	—	—	2	—	2
Substandard	1	—	—	31	—	—	35	67
Total commercial	$18,299	$13,490	$4,780	$2,336	$801	$2,562	$18,319	$60,587

Current period gross charge-offs	$—	$(34)	$(55)	$—	$—	$—	$(73)	$(162)

Agriculture
Pass	$1,333	$322	$339	$232	$35	$195	$1,553	$4,009
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	16	—	16
Total agriculture	$1,333	$322	$339	$232	$35	$211	$1,553	$4,025

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and All Other
Pass	$14,500	$7,982	$2,706	$1,276	$424	$880	$1,158	$28,926
Special mention	—	—	—	—	—	—	—	—
Substandard	17	22	20	19	2	—	—	80
Total consumer and all other	$14,517	$8,004	$2,726	$1,295	$426	$880	$1,158	$29,006

Current period gross charge-offs	$(163)	$(62)	$(14)	$(7)	$(9)	$—	$(24)	$(279)

Total	$96,188	$108,226	$99,803	$102,607	$44,874	$156,220	$49,618	$657,536
Total current period gross charge-offs	$(163)	$(187)	$(69)	$(186)	$(9)	$(79)	$(98)	$(791)

NOTE 8 ALLOWANCE FOR CREDIT LOSSES FOR LOANS (“ACLL”)

In determining the amount of our allowance for credit losses, we rely on an analysis of our loan portfolio, our experience, and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future credit losses and we may experience significant increases to our provision.

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

The following tables present a disaggregated analysis of activity in the allowance for credit losses for loans as of December 31, 2025 and 2024:

	Real estate secured
(Dollars in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Year ended December 31, 2025
Beginning balance	$2,565	$322	$2,923	$382	$149	$751	$36	$556	$7,684
Charge-offs	(1)	—	(139)	—	—	(97)	(50)	(376)	(663)
Recoveries	—	54	60	12	3	8	3	207	347
Provision for credit losses	292	35	(45)	165	14	(60)	93	245	739
Ending balance	$2,856	$411	$2,799	$559	$166	$602	$82	$632	$8,107

	Real estate secured
(Dollars in thousands)	Commercial	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Year ended December 31, 2024
Beginning balance	$2,518	$300	$2,666	$509	$163	$673	$33	$394	$7,256
Charge-offs	(180)	—	(75)	(95)	—	(162)	—	(279)	(791)
Recoveries	106	44	100	—	297	9	—	157	713
Provision for credit losses	121	(22)	232	(32)	(311)	231	3	284	506
Ending balance	$2,565	$322	$2,923	$382	$149	$751	$36	$556	$7,684

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

NOTE 9 MODIFICATIONS MADE TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

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

On February 15, 2025, severe flash flooding occurred in Tazewell and Buchanan, Counties in Virgina. On September 27, 2024, Hurricane Helene passed through western North Carolina, southwest Virginia and northeast Tennessee, causing flood and wind damage in its path. To assist borrowers impacted by these natural disasters, we offered short-term payment deferrals of 3 months. As of December 31, 2024, 36 loans totaling $9.2 million were participating in the deferral program. One of these loans, a residential mortgage loan totaling approximately $178,000, received an additional 3-month deferral due to the extent of damage to the property. As of December 31, 2025, the deferral periods have ended and 48 loans totaling $6.6 million participating in the deferral program have commenced regular payments. The loan totaling $178,000 was in default, and $138,000 was charged off during the quarter ended September 30, 2025. No other loans in the deferral program defaulted in the period ended December 31, 2025. There were no loans modified to borrowers experiencing financial difficulties in period ending December 31, 2025, other than those impacted by natural disasters.

NOTE 10 BANK PREMISES AND EQUIPMENT

Depreciation expense was $1.2 million for the years ended December 31, 2025 and 2024. Bank premises and equipment as of December 31, 2025 and 2024 are summarized as follows:

(Dollars in thousands)	2025	2024
Land	$6,450	$6,441
Buildings and improvements	14,748	14,664
Furniture and equipment	8,632	9,279
	29,830	30,384
Less accumulated depreciation	(13,430)	(13,314)
Bank premises and equipment, net	$16,400	$17,070

NOTE 11 INCOME TAXES

The Company files a consolidated federal income tax return. The following table provides information on the components of income tax expense for the years ended December 31, 2025 and 2024.

(Dollars in thousands)	2025	2024
Current income tax expense
Federal	$2,919	$2,224
State	283	211
	3,202	2,435
Deferred tax benefit
Federal	(148)	(275)
State	(7)	(11)
	(155)	(286)
Income tax expense	$3,047	$2,149

The following table provides a reconciliation of tax expense computed at the federal statutory tax rate and the recorded tax expense (in dollars and percentages) for the years ended December 31, 2025 and 2024.

	2025		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Tax at federal statutory rate	$2,760	21.0%	$2,174	21.0%
State income taxes, net of federal tax effect[1]	218	1.7%	177	1.7%
Nontaxable or nondeductible items
Nontaxable interest income	(6)	0.0%	(1)	0.0%
Surrender of bank owned life insurance policy	—	0.0%	60	0.6%
Penalty on surrender of bank owned life insurance	—	0.0%	29	0.3%
Benefit claim on bank owned life insurance	—	0.0%	(329)	-3.2%
Income from bank owned life insurance	—	0.0%	(15)	-0.1%
Nondeductible expenses	16	0.1%	13	0.1%
Other, net	59	0.4%	41	0.4%
Total income tax expense	$3,047	23.2%	$2,149	20.8%

[1] The states of Tennessee, West Virginia and North Carolina made up the tax effect in this category.

The following table provides information on the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024.

(Dollars in thousands)	2025	2024
Deferred tax assets
Allowance for credit losses	$1,939	$1,828
Deferred compensation	189	118
Self-insured health insurance	189	166
Other real estate owned	15	17
Lease liability	678	771
Unrealized loss on securities available for sale	2,091	3,186
Other	434	364
Total deferred tax assets	$5,535	$6,450
Deferred tax liabilities
Prepaid expenses	31	31
Depreciation	462	385
Deferred loan costs	469	428
Right-of-use asset	678	771
Total deferred tax liabilities	1,640	1,615
Net deferred tax assets	$3,895	$4,835

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

During the years ended December 31, 2025 and 2024, the Company made payments to tax authorities for income taxes as set forth in the table below.

(Dollars in thousands)	2025	2024
Federal	$2,480	$2,200
State and local:
Tennessee	104	137
West Virginia	73	40
North Carolina	23	42
Total taxes paid	$2,680	$2,419

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to increase significantly over the next twelve months. The company recognizes interest and penalties as a component of income tax expense.

In its most recently filed tax year, the Company filed income tax returns in U.S. federal and state jurisdictions, including Tennessee, West Virginia, and North Carolina. With few exceptions the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2022.

NOTE 12 TIME DEPOSITS

The aggregate amount of time deposits that meet or exceed the Federal Deposit Insurance Corporation (“FDIC”) Insurance limit of $250,000 was $58.1 million and $51.3 million as of December 31, 2025 and 2024, respectively. Brokered time deposits totaled $8.0 million and $3.0 million at December 31, 2025 and 2024, respectively.

As of December 31, 2025, the scheduled maturities of time deposits are as follows (dollars in thousands):

2026	$242,514
2027	29,241
2028	10,688
2029	5,327
2030	6,446
After five years	—
Total	$294,216

NOTE 13 RELATED PARTY TRANSACTIONS

Officers, directors (and companies controlled by them), principal shareholders, and associates were customers of and had loan transactions with the Bank in the normal course of business. The following table summarizes these transactions, which were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

	For the year ended December 31,
(Dollars in thousands)	2025	2024
Beginning balance	$4,075	$2,610
New loans and advances on lines	1,380	2,895
Effects of changes in composition of related parties	(3,339)	—
Payments and other reductions	(543)	(1,430)
Ending balance	$1,573	$4,075

Total related party deposits held at the Bank were $11.0 million and $17.9 million as of December 31, 2025 and 2024, respectively.

NPB Insurance Services, Inc. holds a 39% membership interest in Lonesome Pine Title Agency, LLC, which provides title insurance.

NOTE 14 RETIREMENT AND OTHER BENEFIT PLANS

The Company has established a qualified defined contribution plan that covers all full-time employees. The Company matches employee contributions up to a maximum of 6% of their salary for 2025 and 2024, respectively. The Company contributed approximately $544,000 and $529,000 to the defined contribution plan during the years ended December 31, 2025 and 2024, respectively.

On February 27, 2024, the Board of Directors approved and adopted the New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan (the “Plan”). The Plan provides for cash incentive awards to Plan participants based on the Company’s quarterly earnings per share of common stock over the period specified in the Plan. Certain members of management are eligible to participate in the Plan. Individual awards are settled solely in cash, determined by multiplying quarterly earnings per share by the number of notional shares covered by a Plan award. Awards for up to 750,000 notional shares of common stock of the Company may be granted under the Plan. The Plan does not grant participants equity in the Company and does not create any shareholders’ rights. For each award, a participant receives an allocation equal to earnings per share, for each share covered by the award, on a quarterly basis. Awards become vested in 25% increments, on each of the first through fourth anniversaries of the date of grant, subject to a participant’s continuous employment with the Company through the applicable anniversary. Awards are settled on the earliest of a participant’s separation from service, a change in control, or the ten-year anniversary of the Plan’s effective date. Vested portions of an award are generally paid in three installments. Notional shares totaling 655,000 and 605,000 had been awarded as of December 31, 2025 and 2024, respectively, with related expense totaling approximately $321,000 and $160,000 for the years ended December 31, 2025 and 2024, respectively.

The Bank maintains a salary continuation plan for key executives which was established in 2002 and was funded by single premium life insurance policies. Expenses related to the plan were approximately $22,000 and $24,000 for the years ended December 31, 2025 and 2024, respectively.

NOTE 15 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the years ended December 31, 2025 and 2024:

	2025	2024
(Dollars in thousands)
Balance, beginning of year	$87	$157
Additions	46	1,330
Proceeds from sales	(50)	(1,474)
Adjustment of carrying value	—	(9)
Net gains from sales	6	83
Balance, end of year	$89	$87

As of December 31, 2025, there were no loans secured by residential real estate in the process of foreclosure. As of December 31, 2024, one loan secured by residential real estate totaling approximately $16,000 was in the process of foreclosure.

NOTE 16 BANK OWNED LIFE INSURANCE

The Bank had no bank owned life insurance policies as of December 31, 2025.

During 2024 one bank owned life insurance policy was surrendered at market value resulting in a loss of approximately $49,000. In December 2024, a death benefit receivable of $5.4 million was recorded, resulting in an income accrual of $1.6 million.

NOTE 17 DIVIDEND LIMITATIONS ON SUBSIDIARY BANK

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

NOTE 18 LEASING ACTIVITIES

As of December 31, 2025, the Bank leases four branch offices, one administrative office, one loan production office, and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from December 2028 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of December 31, 2025 is 6.30 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of December 31, 2025 was 3.36%.

The Company’s operating lease costs were approximately $557,000 and $558,000 for the years ended December 31, 2025 and 2024, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements.

As of December 31, 2025, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars in thousands):

2026	$576
2027	598
2028	603
2029	492
2030	492
Thereafter	755
Total lease payments	3,516
Less imputed interest	518

Total	$2,998

NOTE 19 BORROWED FUNDS

The following table presents the breakdown of borrowed funds as of December 31, 2025 and 2024:

	Short-term Borrowings				Long-term Borrowings
	FHLB Revolving Advances	Federal Funds Lines	FHLB Term Loans Short-Term	FRB Term Funding Program	FHLB Term Loans Long-Term	NPB Capital Trust I	NPB Capital Trust 2	Total
	(a)	(b)	(a) (c)	(d)	(a) (e)
(Dollars in thousands)
Balance December 31, 2025	$—	$—	$—	$—	$7,000	$6,831	$5,155	$18,986
Highest balance at any month-end	5,000	—	—	—	10,000	6,831	5,155
Average weighted balance	14	—	—	—	9,696	6,880	5,155	21,745
Average interest rate:
Paid during the year	4.57%	0.00%	0.00%	0.00%	3.51%	7.10%	6.24%	5.26%
At year-end	0.00%	0.00%	0.00%	0.00%	3.51%	6.77%	5.94%	5.34%

Balance December 31, 2024	$—	$—	$—	$—	$10,000	$9,831	$5,155	$24,986
Highest balance at any month-end	—	—	—	10,000	10,000	11,031	5,155
Average weighted balance	—	—	—	7,486	10,000	10,749	5,155	33,390
Average interest rate:
Paid during the year	0.00%	5.61%	0.00%	4.83%	3.51%	8.15%	7.30%	5.88%
At year-end	0.00%	0.00%	0.00%	0.00%	3.51%	7.52%	6.69%	5.74%

(a) – The Bank has the ability to borrow up to an additional $101.4 million from FHLB under a line of credit which is secured by a blanket lien on qualifying real estate loans as of December 31, 2025. With additional collateral, the Bank’s total credit availability would be $252.3 million. The Bank had no overnight borrowings subject to daily rate changes from the FHLB at December 31, 2025 or 2024.

We have used our line of credit with FHLB to issue letters of credit totaling $14.0 million to the Treasury Board of Virginia for collateral on public funds deposited in the Bank. No draws on the letters of credit have been issued. The letters of credit are considered draws on our FHLB line of credit.

(b) – Federal funds lines consisted of $30.0 million in unsecured federal funds line of credit facilities with correspondent banks as of December 31, 2025 and 2024 exclusive of any outstanding balance. The Company did not borrow from the lines other than to test the ability to access the lines.

(c) – As of December 31, 2025 and 2024, there were no short term FHLB advances outstanding.

(d) – A short-term, fixed rate borrowing under the FRB Bank Term Funding Program in the amount of $10.0 million at was prepaid without penalty during the fourth quarter of 2024.

(e) – The fixed rate FHLB advance in the amount of $10.0 million as of December 31, 2024 was reduced to $7.0 million in 2025 and matures in 2028.

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

Following are maturities of borrowed funds as of December 31, 2025 (dollars in thousands):

2025	$-
2026	-
2027	-
2028	7,000
2029	-
2030 and thereafter	11,986
$18,986

NOTE 20 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments whose contract amount represents credit risk as of December 31, 2025 and 2024 were as follows:

	2025	2024
(Dollars in thousands)
Commitments to extend credit	$124,474	$108,316
Standby letters of credit	2,595	2,617

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

NOTE 21 CREDIT ALLOWANCE FOR UNFUNDED COMMITMENTS

The Company maintains a separate allowance for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The allowance for credit losses for off-balance-sheet credit exposures is adjusted through a provision for credit losses in the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. As of December 31, 2025 the Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time, and those commitments are excluded from the credit losses estimate.

The Company recorded a provision of approximately $67,000 and $119,000 to the liability for credit losses for unfunded commitments for the years ended December, 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the liability for credit losses on off-balance-sheet credit exposures included in accrued expenses and other liabilities was approximately $471,000 and $404,000, respectively.

NOTE 22 LEGAL CONTINGENCIES

In the normal course of operations, we may become a party to legal proceedings. As of December 31, 2025, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, may materially impact the financial condition or liquidity of the Company.

NOTE 23 CAPITAL

Capital Requirements and Ratios

The Company meets eligibility criteria of a small bank holding company in accordance with the Board of Governors of the Federal Reserve System’s Small Bank Holding Company Policy Statement and is no longer obligated to report consolidated regulatory capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and Common Equity Tier 1 capital to risk-weighted assets. As of December 31, 2025, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2025 and 2024, respectively.

	Actual		Minimun Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025:
Total Capital to Risk Weighted Assets	$ 110,354	16.51%	$ 53,467	8.00%	$ 66,834	10.00%
Tier 1 Capital to Risk Weighted Assets	101,997	15.26%	40,100	6.00%	53,467	8.00%
Tier 1 Capital to Average Assets	101,997	10.93%	37,344	4.00%	46,680	5.00%
Common Equity Tier 1 Capital to Risk Weighted Assets	101,997	15.26%	30,075	4.50%	43,442	6.50%

December 31, 2024:
Total Capital to Risk Weighted Assets	$ 101,769	16.19%	$ 50,300	8.00%	$ 62,875	10.00%
Tier 1 Capital to Risk Weighted Assets	93,907	14.94%	37,725	6.00%	50,300	8.00%
Tier 1 Capital to Average Assets	93,907	10.70%	35,113	4.00%	43,892	5.00%
Common Equity Tier 1 Capital to Risk Weighted Assets	93,907	14.94%	28,294	4.50%	40,869	6.50%

Accordingly, as of December 31, 2025 and 2024, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such dates that management believes have changed the Bank’s category.

The Bank is also subject to the rules implementing the Basel III capital framework and certain related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The final rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum Common Equity Tier 1 capital to risk-weighted assets ratio of 7%), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The Bank’s capital conservation buffer was 8.51% at December 31, 2025. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Common Equity Tier 1 capital to risk-weighted assets ratio above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of both December 31, 2025 and 2024, the Common Equity Tier 1 Capital to Risk-weighted Assets ratio, the Tier 1 Capital to Risk-weighted Assets ratio, the Total Capital to Risk-weighted Assets ratio, and the Tier 1 Capital to Average Assets ratio of the Bank, exceeded the minimum requirements.

NOTE 24 FAIR VALUES

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s available for sale securities, totaling $96.4 million and $96.0 million as of December 31, 2025 and 2024, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Other Real Estate Owned – Other real estate owned is adjusted to fair value upon transfer of the loans, or former bank premises, to other real estate owned.  These assets are carried at the lower of their carrying value or fair value.  Fair value is based upon observable market prices, when available, reduced by estimated disposition costs, which the Company considers to be nonrecurring Level 2 inputs. When observable market prices are not available, management determines the fair value of the foreclosed asset using independent third-party appraisals, evaluated to determine whether or not the property is further impaired below the appraised value, and adjusts for estimated costs of disposition. The Company records foreclosed assets as nonrecurring Level 3. The aggregate carrying amounts of foreclosed assets were approximately $89,000 and $87,000 as of December 31, 2025 and 2024, respectively.

Assets and liabilities measured at fair value are as follows as of December 31, 2025:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$—	$5,460	$—
U.S. Government agencies	—	9,159	—
Corporate bonds	—	2,379	—
Municipal securities	—	19,997	—
Mortgage backed securities	—	46,079	—
Collateralized mortgage obligations - guaranteed	—	13,359	—

(On a non-recurring basis) Other real estate owned	—	—	89
Collateral dependent loans with ACL:
Agriculture	—	—	251
Commercial real estate	—	—	300
Total	$—	$96,433	$640

Not included in the above table is a residential 1-4 family mortgage loan totaling approximately $39,000 that has a specific allowance for credit loss allocation of 100% due to the destruction of the collateral.

Assets and liabilities measured at fair value are as follows as of December 31, 2024:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available for sale investments
U.S. Treasuries	$—	$7,961	$—
U.S. Government agencies	—	8,805	—
Corporate bonds	—	2,253	—
Municipal securities	—	18,524	—
Mortgage-backed securities	—	48,135	—

Collateralized mortgage obligations - guaranteed	—	10,306	—

(On a non-recurring basis) Other real estate owned	—	—	87
Collateral dependent loans with ACL:
Consumer installment and all other loans	—	—	11
Total	$—	$95,984	$98

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2025 and 2024, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at December 31, 2025	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values
Collateral dependent loans with ACL:
Commercial real estate	$300	$—	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%
Consumer and all other	$—	$11	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%
Agriculture	$251	$—	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%
Other Real Estate Owned	$89	$87	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2025
Financial instruments – assets
Net loans	$701,480	$697,105	$—	$—	$697,105
Financial instruments – liabilities
Time deposits	294,216	294,244	—	294,244	—
Borrowed funds	18,986	17,132	—	17,132	—
December 31, 2024
Financial instruments – assets
Net loans	$649,852	$633,023	$—	$—	$633,023
Financial instruments – liabilities
Time deposits	268,739	268,509	—	268,509	—
Borrowed funds	24,986	23,071	—	23,071	—

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

NOTE 25 REVENUE FROM CONTRACTS WITH CUSTOMERS

All of our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. The following table presents Noninterest Income by revenue stream for the years ended December 31, 2025 and 2024.

(Dollars in thousands)	2025	2024
Service charges and fees	$3,621	$3,838
Card processing and interchange income	3,903	3,702
Insurance and investment fees	1,414	1,328
Other noninterest income	972	2,386
Total noninterest income	$9,910	$11,254

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

NOTE 26 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the years ended December 31, 2025 and 2024:

(Dollars in thousands)	2025	2024
Other operating expenses	$3,346	$3,605
ATM network expense	1,603	1,540
Legal and professional fees	912	895
Core system termination costs and conversion costs	288	850
Loan related expenses	578	399
FDIC insurance premiums	404	386
Consulting fees	184	153
Advertising, sponsorships, and donations	286	240
Printing and supplies	161	114
Other real estate owned expenses, net	10	(5)
Total	$7,772	$8,177

NOTE 27 SUBSEQUENT EVENTS

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

On February 23, 2026, the Board of Directors declared a dividend of $0.09 per share payable March 31, 2026 to shareholders of record as of March 16, 2026.

On March 16, 2026, the Board of Directors authorized the continuation of the Company’s repurchase of up to 500,000 shares of its common stock through March 31, 2027. This is a continuation of the repurchase program originally announced April 28, 2022, which was set to expire March 31, 2025 and subsequently extended to March 31, 2026. To the date of this announced continuation, 361,600 shares have been repurchased at an average price of $2.56 per share, leaving 138,400 shares available for repurchase. Repurchases made through this program will be made through open market purchases or in privately negotiated transactions.

NOTE 28 PARENT CORPORATION ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

(Dollars in Thousands)

	2025	2024
ASSETS
Due from banks	$356	$3,348
Investment in subsidiaries	94,130	81,923
Other assets	580	746
Total assets	$95,066	$86,017
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$196	$277
Accrued expenses and other liabilities	29	13
Trust preferred securities	11,986	14,986
Total liabilities	12,211	15,276
Shareholders' equity:
Common stock, $2 par value: 50,000,000 shares authorized,
23,567,013 and 23,636,724 shares issued and outstanding, respectively	47,134	47,273
Additional paid-in capital	14,378	14,451
Retained earnings	29,210	21,001
Accumulated other comprehensive loss	(7,867)	(11,984)
Total shareholders’ equity	82,855	70,741
Total liabilities and shareholders’ equity	$95,066	$86,017

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Dollars in thousands)

	2025	2024
Income
Miscellaneous income	$24	$37
Dividends from subsidiaries	2,790	7,144
Undistributed income of subsidiaries	8,091	2,142
Total income	10,905	9,323
Expenses
Trust preferred securities interest expense	814	1,248
Professional fees	126	116
Other operating expenses	75	42
Total expenses	1,015	1,406
Income before income taxes	9,890	7,917
Income tax benefit	(208)	(287)
Net income	$10,098	$8,204

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Dollars in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,098	$8,204
Adjustments to reconcile net ncome to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(8,091)	(2,142)
Net increase in other assets	166	41
Net decrease in other liabilities	(64)	(39)
Net cash provided by operating activities	2,109	6,064
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(3,000)	(1,200)
Repurchase of common stock	(212)	(282)
Dividends paid	(1,889)	(1,661)
Net cash used in financing activities	(5,101)	(3,143)
Net (decrease) increase in cash and cash equivalents	(2,992)	2,921
Cash and and cash equivalents, beginning of the year	3,348	427
Cash and and cash equivalents, end of the year	$356	$3,348

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

Management assessed the effectiveness of New Peoples’ internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” issued in 2013. Based on this assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2025, the Company completed a conversion of its core banking system. In connection with this conversion, management updated certain processes and reports supporting internal control over financial reporting and performed extensive pre- and post-conversion testing and validation procedures.

In addition, the Company experienced a planned leadership transition within its accounting function late in the fourth quarter of 2025. During this transition, management increased its level of review and oversight to ensure the continued effective operation of internal controls.

Management has evaluated these changes and determined that they did not materially affect, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting. Accordingly, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2025.

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions Proposal One: “Election of Directors,” “Incumbent Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by its directors, officers, and employees. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation

The information contained under the captions “Director Compensation” and “Executive Compensation and Related Party Transactions” in the 2026 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 2026 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Executive Compensation and Related Party Transactions” and “Corporate Governance” in the 2026 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Audit Information” in the 2026 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

The Independent Registered Public Accounting Firm for the financial statements as of December 31, 2025, and the year then ended was Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613, located in Winchester, Virginia).

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The response to this portion of Item 15 is included in Item 8 above.

(a)(2) The response to this portion of Item 15 is included in Item 8 above.

(a)(3) The following exhibits are filed as part of this Form 10-K:

Exhibit Number
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed March 31, 2025).
10.1*	Employment Agreement dated December 1, 2016 between New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 2, 2016).
10.2*	Employment Agreement dated June 25, 2025 by and among New Peoples Bankshares, Inc., and James W. Kiser (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2025).
10.3*	New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2023).
10.4*	Form of Award Agreement for New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 2, 2023).
10.5*	First Amendment dated as of August 7, 2023 to the Employment Agreement dated as of December 1, 2016 by and among New Peoples Bankshares, Inc., New Peoples Bank, Inc., and C. Todd Asbury (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2023 filed November 14, 2023).
10.6*	Employment Agreement dated October 27, 2023 between New Peoples Bank, Inc. and Bryan Booher (incorporated by reference to Form 8-K filed November 2, 2023).
10.7*	New Peoples Bankshares, Inc. Long-Term Cash Incentive Plan Amendment (incorporated by reference to Form 8-K filed December 18, 2023).
14	Code of Ethics (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed March 30, 2004).
19	New Peoples Bankshares, Inc. Insider Trading Policy as amended and restated.
21	Subsidiaries of the Registrant
24	Powers of Attorney (contained on signature page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

The following materials for the Company’s 10-K Report for the year ended December 31, 2025, formatted in XBRL are being furnished, not filed. XBRL Taxonomy Extension Calculation Linkbase Document, XBRL Taxonomy Extension Definitions Linkbase Document, Taxonomy Extension Label Linkbase Document, XBRL Taxonomy Extension Label Linkbase Document.

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

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JAMES W. KISER
James W. Kiser
President and Chief Executive Officer

Date:	March 31, 2026

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	March 31, 2026

POWER OF ATTORNEY

Each of the undersigned hereby appoints James W. Kiser and Christopher G. Speaks, and each of them, as attorneys and agents for the undersigned, with full power of substitution, in his name and on his behalf as a director of New Peoples Bankshares, Inc. (the “Registrant”), to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the Commission) in respect thereof, in connection with the preparation and filing with the Commission of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Report”), and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMES W. KISER	President and	March 31, 2026
James W. Kiser	Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER G. SPEAKS	Executive Vice President and Chief Financial Officer	March 31, 2026
Christopher G. Speaks	(Principal Financial and Accounting Officer)

/s/ TIM W. BALL	Director	March 31, 2026
Tim W. Ball

/s/ GINA D. BOGGESS	Director	March 31, 2026
Gina D. Boggess

/s/ J. ROBERT BUCHANAN	Director	March 31, 2026
J. Robert Buchanan

/s/ JOE M CARTER	Director	March 31,2026
Joe M. Carter

/s/ JOHN D. COX	Director	March 31, 2026
John D. Cox

/s/ HAROLD LYNN KEENE	Chairman, Director	March 31, 2026
Harold Lynn Keene

/s/ MICHAEL G. MCGLOTHLIN	Director	March 31, 2026
Michael G. McGlothlin

/s/ B. SCOTT WHITE	Vice Chairman, Director	March 31, 2026
B. Scott White