Form 10-Q
period 2026-03-31
NEW PEOPLES BANKSHARES INC
filed 2026-05-13
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the registrant’s common stock was 23,555,517 as of May 11, 2026.

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information
Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2026 AND DECEMBER 31, 2025

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2026	2025
ASSETS

Cash and due from banks	$16,540	$13,849
Interest-bearing deposits with banks	76,197	63,109
Federal funds sold	156	252
Total cash and cash equivalents	92,893	77,210

Investment securities available-for-sale, at fair value	96,860	96,433
Restricted stock, at cost	2,636	2,598
Loans receivable	723,305	709,587
Allowance for credit losses	(8,116)	(8,107)
Net loans	715,189	701,480

Bank premises and equipment, net	16,124	16,400
Other real estate owned	184	89
Accrued interest receivable	3,910	3,451
Deferred taxes, net	4,066	3,895
Right-of-use assets – operating leases	2,879	2,998
Other assets	4,828	5,146
Total assets	$939,569	$909,700

LIABILITIES

Deposits:
Noninterest bearing	$242,598	$220,829
Interest-bearing	585,056	577,437
Total deposits	827,654	798,266

Borrowed funds	18,986	18,986
Lease liabilities – operating leases	2,879	2,998
Accrued interest payable	1,316	1,507
Accrued expenses and other liabilities	5,617	5,088
Total liabilities	856,452	826,845

SHAREHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 23,555,517 and 23,567,013 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	47,111	47,134
Additional paid-in-capital	14,360	14,378
Retained earnings	30,152	29,210
Accumulated other comprehensive loss	(8,506)	(7,867)
Total shareholders’ equity	83,117	82,855
Total liabilities and shareholders’ equity	$939,569	$909,700

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended
	March 31,

INTEREST AND DIVIDEND INCOME	2026	2025
Loans including fees	$11,215	$9,912
Federal funds sold	4	2
Interest-earning deposits with banks	638	692
Investments	698	702
Dividends on equity securities (restricted)	42	43
Total interest and dividend income	12,597	11,351

INTEREST EXPENSE
Deposits	3,534	3,449
Borrowed funds	246	292
Total interest expense	3,780	3,741

NET INTEREST INCOME	8,817	7,610

PROVISION FOR CREDIT LOSSES	240	259

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	8,577	7,351

NONINTEREST INCOME
Service charges and fees	837	877
Card processing and interchange	986	865
Financial services fees	419	318
Other noninterest income	388	353
Total noninterest income	2,630	2,413

NONINTEREST EXPENSES
Salaries and employee benefits	3,884	3,798
Occupancy and equipment expense	891	984
Data processing and telecommunications	639	634
Other operating expenses	1,819	1,856
Total noninterest expenses	7,233	7,272

INCOME BEFORE INCOME TAXES	3,974	2,492

INCOME TAX EXPENSE	912	584

NET INCOME	$3,062	$1,908

Earnings per share
Basic and diluted	$0.13	$0.08

Average Weighted Shares of Common Stock
Basic and diluted	23,563,034	23,626,617

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

NET INCOME	$3,062	$1,908

Other comprehensive income (loss):
Investment securities activity
Unrealized gains (losses) arising during the period	(808)	2,380
Related tax (expense) benefit	169	(500)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(639)	1,880
TOTAL COMPREHENSIVE INCOME	$2,423	$3,788

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(IN THOUSANDS EXCEPT PER SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2024	23,637	$47,273	$14,451	$21,001	$(11,984)	$70,741
Net income	—	—	—	1,908	—	1,908
Other comprehensive income, net of tax	—	—	—	—	1,880	1,880
Cash dividend declared ($0.08 per share)	—	—	—	(1,889)	—	(1,889)
Repurchase of common stock	(23)	(45)	(23)	—	—	(68)
Balance, March 31, 2025	23,614	$47,228	$14,428	$21,020	$(10,104)	$72,572

Balance, December 31, 2025	23,567	$47,134	$14,378	$29,210	$(7,867)	$82,855
Net income	—	—	—	3,062	—	3,062
Other comprehensive loss, net of tax	—	—	—	—	(639)	(639)
Cash dividend declared ($0.09 per share)	—	—	—	(2,120)	—	(2,120)
Repurchase of common stock	(11)	(23)	(18)	—	—	(41)
Balance, March 31, 2026	23,556	$47,111	$14,360	$30,152	$(8,506)	$83,117

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(IN THOUSANDS)

(UNAUDITED)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,062	$1,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309	374
Provision for credit losses	240	259
Gain on sale of mortgage loans	—	(9)
Gain on sale or disposal of premises and equipment	—	(2)
Loans originated for sale	(112)	(380)
Proceeds from sales of loans originated for sale	112	389
Net amortization/accretion of bond premiums/discounts	16	15
Deferred tax benefit	(2)	(1)
Net change in:
Accrued interest receivable	(459)	(189)
Other assets	407	(365)
Accrued interest payable	(191)	(94)
Accrued expenses and other liabilities	421	125
Net cash provided by operating activities	3,803	2,030

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(14,055)	(13,214)
Purchase of securities available-for-sale	(4,186)	(2,939)
Proceeds from repayments and maturities of securities available-for-sale	2,935	2,663
Net purchase of equity securities (restricted)	(38)	(20)
Payments for the purchase of premises and equipment	(3)	(268)
Proceeds from sale of premises and equipment	—	2
Proceeds from sale of other real estate owned	—	30
Proceeds from bank owned life insurance benefit	—	5,417
Net cash used in investing activities	(15,347)	(8,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(3,000)
Net change in noninterest bearing deposits	21,769	9,156
Net change in interest-bearing deposits	7,619	17,712
Dividends paid	(2,120)	(1,889)
Repurchase of common stock	(41)	(68)
Net cash provided by financing activities	27,227	24,911

Net increase in cash and cash equivalents	15,683	15,612
Cash and cash equivalents, beginning of the period	77,210	67,668
Cash and cash equivalents, end of the period	$92,893	$83,280

Supplemental disclosure of cash paid during the period for:
Interest	$3,971	$3,835
Taxes	—	—
Supplemental disclosure of non-cash transactions:
Change in unrealized losses on securities available-for-sale	(808)	2,380
Transfer of loans to other real estate owned	95	164

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2026 and December 31, 2025, and the results of operations for the three-month periods ended March 31, 2026 and 2025. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in the Company’s Annual report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

NOTE 3 EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three-month periods ended March 31, 2026 and 2025, there were no potential common shares. Basic and diluted net income per common share calculations follow:

(Dollars in thousands, except per share data)	For the three months ended March 31,
	2026	2025
Net income	$3,062	$1,908
Weighted average shares outstanding	23,563,034	23,626,617
Weighted average dilutive shares outstanding	23,563,034	23,626,617

Basic and diluted earnings per share	$0.13	$0.08

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer required is 2.50%. At March 31, 2026, the Bank had a capital conservation buffer of 8.38%. Amounts recorded to accumulated other comprehensive income (loss) are not included in computing regulatory capital. Management believes as of March 31, 2026, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2026, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank’s actual capital amounts and ratios are presented in the following table as of March 31, 2026 and December 31, 2025, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026:
Total capital to risk weighted assets	$111,325	16.38%	$54,372	8.00%	$67,965	10.00%
Tier 1 capital to risk weighted assets	102,828	15.13%	40,779	6.00%	54,372	8.00%
Tier 1 capital to average assets	102,828	11.00%	37,394	4.00%	46,743	5.00%
Common equity Tier 1 capital to risk weighted assets	102,828	15.13%	30,584	4.50%	44,177	6.50%

December 31, 2025:
Total capital to risk weighted assets	$110,354	16.51%	$53,467	8.00%	66,834	10.00%
Tier 1 capital to risk weighted assets	101,997	15.26%	40,100	6.00%	53,467	8.00%
Tier 1 capital to average assets	101,997	10.93%	37,344	4.00%	46,680	5.00%
Common equity Tier 1 capital to risk weighted assets	101,997	15.26%	30,075	4.50%	43,442	6.50%

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (“AFS”) securities as of March 31, 2026 and December 31, 2025 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2026
U.S. Treasuries	$6,583	$2	$146	$6,439
U.S. Government agencies	8,713	32	400	8,345
Municipal securities	24,206	1	4,409	19,798
Corporate bonds	2,500	1	124	2,377
Mortgage-backed securities	50,528	53	5,121	45,460
Collateralized mortgage obligations guaranteed	15,097	29	685	14,441
Total securities available-for-sale	$107,627	$118	$10,885	$96,860

December 31, 2025
U.S. Treasuries	$5,597	$16	$153	$5,460
U.S. Government agencies	9,482	49	372	9,159
Municipal securities	24,217	4	4,224	19,997
Corporate bonds	2,500	6	127	2,379
Mortgage-backed securities	50,742	134	4,797	46,079
Collateralized mortgage obligations guaranteed	13,854	70	565	13,359
Total securities available-for-sale	$106,392	$279	$10,238	$96,433

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
U.S. Treasuries	$—	$—	$4,442	$146	$4,442	$146
U.S. Government agencies	1,714	13	4,199	387	5,913	400
Municipal securities	1,620	122	17,851	4,287	19,471	4,409
Corporate bonds	—	—	1,876	124	1,876	124
Mortgage-backed securities	5,150	69	33,423	5,053	38,573	5,121
Collateralized mortgage obligations guaranteed	3,114	33	4,030	651	7,144	685
Total	$11,598	$237	$65,821	$10,648	$77,419	$10,885

December 31, 2025
U.S. Treasuries	$—	$—	$4,444	$153	$4,444	$153
U.S. Government agencies	814	1	4,469	371	5,283	372
Municipal securities	946	110	18,036	4,114	18,982	4,224
Corporate bonds	—	—	1,873	127	1,873	127
Mortgage-backed securities	744	5	37,156	4,792	37,900	4,797
Collateralized mortgage obligations guaranteed	3,076	5	3,699	560	6,775	565
Total	$5,580	$121	$69,677	$10,117	$75,257	$10,238

As of March 31, 2026, the available-for-sale portfolio included 172 investments for which the fair market value was less than amortized cost. As of December 31, 2025, the available-for-sale portfolio included 165 investments for which the fair market value was less than amortized cost. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not plan to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities are past due as to principal or interest payments and a number of these securities have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified.”

Investment securities with a carrying value of $31.8 million and $32.5 million as of March 31, 2026 and December 31, 2025, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of available-for-sale investment securities during the three months ended March 31, 2026 and 2025.

The amortized cost and fair value of investment securities as of March 31, 2026, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$4,946	$4,888	1.62%
Due after one year through five years	11,142	10,831	3.29%
Due after five years through ten years	25,390	23,968	3.19%
Due after ten years	66,149	57,173	2.48%
Total	$107,627	$96,860	2.69%

The Bank, as a member bank of the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million as of March 31, 2026 and December 31, 2025. The stock has no quoted market value and no ready market exists. When evaluating these securities for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Equity securities are viewed as long-term investments and management believes the Company has the ability and the intent to hold these securities until their value is recovered.

NOTE 6 LOANS

Loans receivable outstanding as of March 31, 2026, and December 31, 2025, are summarized as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Real estate secured:
Commercial	$255,596	$255,707
Construction and land development	50,383	42,826
Residential 1-4 family	254,383	252,624
Multifamily	49,715	45,964
Farmland	24,139	23,385
Total real estate loans	634,216	620,506
Commercial	52,641	53,175
Agriculture	5,075	4,384
Consumer installment and all other loans	31,373	31,522
Total loans	$723,305	$709,587

Also included in total loans above are deferred loan fees of $2.2 million as of March 31, 2026 and December 31, 2025. Deferred loan costs were $1.9 million and $2.1 million, as of March 31, 2026 and December 31, 2025, respectively. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities any unamortized fee or costs is recognized at that time.

Loans receivable on nonaccrual status as of March 31, 2026, and December 31, 2025, are summarized as follows:

	March 31, 2026			December 31, 2025
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
(Dollars in thousands)
Real estate secured:
Commercial	$191	$—	$191	$—	$415	$415
Construction and land development	—	20	20	—	23	23
Farmland	—	15	15	—	16	16
Residential 1-4 family	715	1,393	2,108	960	1,323	2,283
Total real estate loans	906	1,428	2,334	960	1,777	2,737
Commercial	—	84	84	—	25	25
Agriculture	630	—	630	446	305	751
Consumer installment loans and all other loans	—	83	83	—	85	85

Total loans receivable on nonaccrual status	$1,536	$1,595	$3,131	$1,406	$2,192	$3,598

Total interest income not recognized on nonaccrual loans for the three months ended March 31, 2026 and March 31, 2025, was $38,000.

The Company evaluates loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods. The following table presents the unpaid principal balance of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Unpaid Principal Balance	Related Allowance	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)
Real estate secured:
Commercial	$191	$—	$408	$108
Residential 1-4 family	1,200	39	998	39
Total real estate loans	1,391	39	1,406	147
Agriculture	630	—	752	54
Consumer installment loans and other loans	—	—	—	—

Total	$2,021	$39	$2,158	$201

The following table is an age analysis of past due loans receivable as of March 31, 2026, segregated by class:

March 31, 2026 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$—	$—	$191	$191	$255,405	$255,596
Construction and land development	—	—	—	—	50,383	50,383
Residential 1-4 family	2,666	220	631	3,517	250,866	254,383
Multifamily	—	—	—	—	49,715	49,715
Farmland	—	—	—	—	24,139	24,139
Total real estate loans	2,666	220	822	3,708	630,508	634,216
Commercial	5	96	18	119	52,522	52,641
Agriculture	—	—	630	630	4,445	5,075
Consumer installment and all other loans	150	259	19	428	30,945	31,373
Total loans	$2,821	$575	$1,489	$4,885	$718,420	$723,305

The following table is an age analysis of past due loans receivable as of December 31, 2025, segregated by class:

December 31, 2025 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$468	$—	$423	$891	$254,816	$255,707
Construction and land development	—	—	—	—	42,826	42,826
Residential 1-4 family	2,140	1,631	828	4,599	248,025	252,624
Multifamily	—	—	—	—	45,964	45,964
Farmland	—	—	—	—	23,385	23,385
Total real estate loans	2,608	1,631	1,251	5,490	615,016	620,506
Commercial	203	26	—	229	52,946	53,175
Agriculture	110	—	802	912	3,472	4,384
Consumer installment and all other loans	272	26	307	605	30,917	31,522
Total loans	$3,193	$1,683	$2,360	$7,236	$702,351	$709,587

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

The following table presents the credit risk grade of loans by origination year as of March 31, 2026:

As of March 31, 2026
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Commercial Real Estate
Pass	$4,478	$29,336	$20,754	$41,633	$43,057	$104,469	$11,678	$255,405
Substandard	—	—	—	—	—	191	—	191
Total commercial real estate	$4,478	$29,336	$20,754	$41,633	$43,057	$104,660	$11,678	$255,596

Current period gross charge-offs	—	—	—	—	—	$(103)	—	$(103)

Construction and Land Development
Pass	$2,270	$15,508	$23,633	$1,969	$2,078	$3,784	$1,121	$50,363
Substandard	—	—	20	—	—	—	—	20
Total construction and land development	$2,270	$15,508	$23,653	$1,969	$2,078	$3,784	$1,121	$50,383

Current period gross charge-offs	—	—	—	—	—	—	—	—

Residential 1-4 Family
Pass	$9,652	$33,278	$18,159	$20,532	$23,281	$107,420	$39,055	$251,377
Special Mention	—	—	—	—	—	468	—	468
Substandard	443	—	104	189	194	1,608	—	2,538
Total residential 1-4 family	$10,095	$33,278	$18,263	$20,721	$23,475	$109,496	$39,055	$254,383

Current period gross charge-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	$4,432	$18,058	$1,036	$2,504	$9,170	$13,560	$955	$49,715
Total Multifamily	$4,432	$18,058	$1,036	$2,504	$9,170	$13,560	$955	$49,715

Current period gross charge-offs	—	—	—	—	—	—	—	—

Farmland
Pass	$73	$7,003	$2,497	$1,119	$1,770	$8,103	$3,444	$24,009
Special Mention	—	—	—	—	—	115	—	115
Substandard	—	—	—	—	—	15	—	15
Total farmland	$73	$7,003	$2,497	$1,119	$1,770	$8,233	$3,444	$24,139

Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial
Pass	$6,140	$12,560	$9,600	$6,404	$1,995	$3,939	$11,865	$52,503
Special Mention	—	—	—	—	—	2	—	2
Substandard	—	56	3	18	—	41	18	136
Total commercial	$6,140	$12,616	$9,603	$6,422	$1,995	$3,982	$11,883	$52,641

Current period gross charge-offs	—	$(38)	—	—	—	—	—	$(38)

Agriculture
Pass	$50	$680	$654	$124	$160	$58	$2,612	$4,338
Special Mention	—	—	—	29	—	—	—	29
Substandard	—	442	188	—	—	78	—	708
Total agriculture	$50	$1,122	$842	$153	$160	$136	$2,612	$5,075

Current period gross charge-offs	—	—	$(117)	—	—	—	—	$(117)

Consumer Installment Loans
Pass	$3,005	$14,054	$6,771	$3,022	$989	$1,968	$1,471	$31,280
Substandard	—	32	47	13	1	—	—	93
Total consumer installment loans	$3,005	$14,086	$6,818	$3,035	$990	$1,968	$1,471	$31,373

Current period gross charge-offs	—	$(6)	$(9)	$(9)	—	$(56)	—	$(80)

Total	$30,543	$131,007	$83,466	$77,556	$82,695	$245,819	$72,219	$723,305
Total current period gross charge-offs	—	$(44)	$(126)	$(9)	—	$(159)	—	$(338)

The following table presents the credit risk grade of loans by origination year as of December 31, 2025:

As of December 31, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial real estate
Pass	$33,892	$22,565	$43,005	$44,828	$42,021	$69,031	$358	$255,700
Substandard	—	—	—	—	—	7	—	7
Total commercial real estate	$33,892	$22,565	$43,005	$44,828	$42,021	$69,038	$358	$255,707

Current period gross charge-offs	$—	$—	$—	$(1)	$—	$—	$—	$(1)

Construction and land development
Pass	$12,676	$21,666	$2,448	$2,113	$2,122	$1,778	$0	$42,803
Substandard	—	23	—	—	—	—	—	23
Total construction and land development	$12,676	$21,689	$2,448	$2,113	$2,122	$1,778	$0	$42,826

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$35,441	$18,703	$24,178	$24,318	$35,543	$76,674	$34,842	$249,699
SpecialMention	—	—	—	—	—	476	—	476
Substandard	—	104	197	50	—	2,020	78	2,449
Total residential 1-4 family	$35,441	$18,807	$24,375	$24,368	$35,543	$79,170	$34,920	$252,624

Current period gross charge-offs	$—	$—	$(138)	$—	$—	$(1)	$—	$(139)

Multifamily
Pass	$17,668	$1,464	$3,197	$9,874	$6,444	$7,317	$—	$45,964
Total multifamily	$17,668	$1,464	$3,197	$9,874	$6,444	$7,317	$—	$45,964

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$9,005	$2,610	$1,142	$1,830	$2,641	$6,020	$—	$23,248
SpecialMention	—	—	—	—	—	121	—	121
Substandard	—	—	—	—	—	16	—	16
Total farmland	$9,005	$2,610	$1,142	$1,830	$2,641	$6,157	$—	$23,385

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$14,653	$10,852	$8,745	$2,628	$1,284	$3,106	$11,880	$53,148
SpecialMention	—	—	—	—	—	2	—	2
Substandard	—	—	—	—	—	—	25	25
Total commercial	$14,653	$10,852	$8,745	$2,628	$1,284	$3,108	$11,905	$53,175

Current period gross charge-offs	$—	$(59)	$—	$—	$(23)	$(15)	$—	$(97)

Agriculture
Pass	$1,437	$683	$162	$176	$104	$98	$942	$3,602
SpecialMention	—	—	—	—	—	—	31	31
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	305	—	—	—	—	446	751
Total agriculture	$1,437	$988	$162	$176	$104	$98	$1,419	$4,384

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(50)	$(50)

Consumer and all other
Pass	$16,111	$7,607	$3,599	$1,311	$845	$1,617	$372	$31,462
Substandard	18	30	10	2	—	0	—	60
Total consumer and all other	$16,129	$7,637	$3,609	$1,313	$845	$1,617	$372	$31,522

Current period gross charge-offs	$(14)	$(47)	$(25)	$(5)	$(5)	$(280)	$—	$(376)

Total	$140,901	$86,612	$86,683	$87,130	$91,004	$168,283	$48,974	$709,587
Total current period gross charge-offs	$(14)	$(106)	$(163)	$(6)	$(28)	$(296)	$(50)	$(663)

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

The following table presents a disaggregated analysis of activity in the allowance for credit losses for loans as of March 31, 2026 and December 31, 2025:

	Real estate secured
		Construction						Consumer
		and Land	Residential					and All
(Dollars are in thousands)	Commercial	Development	1-4 family	Multifamily	Farmland	Commercial	Agriculture	Other	Total
Three months ended March 31, 2026
Beginning balance	$2,856	$411	$2,799	$559	$166	$602	$82	$632	$8,107
Charge-offs	(103)	—	—	—	—	(38)	(117)	(80)	(338)
Recoveries	—	—	36	3	9	—	—	48	96
Provision for credit losses	19	77	(1)	26	4	82	72	(28)	251
Ending balance	$2,772	$488	$2,834	$588	$179	$646	$37	$572	$8,116

	Real estate secured
		Construction						Consumer
		and Land	Residential					and All
(Dollars are in thousands)	Commercial	Development	1-4 family	Multifamily	Farmland	Commercial	Agriculture	Other	Total
Year ended December 31, 2025
Beginning balance	$2,565	$322	$2,923	$382	$149	$751	$36	$556	$7,684
Charge-offs	(1)	—	(139)	—	—	(97)	(50)	(376)	(663)
Recoveries	—	54	60	12	3	8	—	207	347
Provision for credit losses	292	35	(45)	165	14	(60)	93	245	739
Ending balance	$2,856	$411	$2,799	$559	$166	$602	$82	$632	$8,107

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

On February 15, 2025, severe flash flooding occurred in Tazewell and Buchanan, Counties Virgina. On September 27, 2024, Hurricane Helene passed through western North Carolina, southwest Virginia and northeast Tennessee, causing flood and wind damage in its path. To assist borrowers impacted by these natural disasters, we offered short-term payment deferrals of 3 to 6 months. As of March 31, 2026, 43 loans totaling $6.3 million are participating in the deferral program. One loan totaling $13,000 was in default, and another loan totaling $178,000 was extended beyond the terms of the short-term deferral program. As of December 31, 2025, 48 loans totaling $6.6 million were participating in the deferral program. One of these loans, a residential mortgage loan totaling $178,000, received an additional 3-month deferral, due to the extent of damage to the property. There were no loans modified to borrowers experiencing financial difficulties in the three-month period ended March 31, 2026, other than those impacted by the natural disasters.

NOTE 9 CREDIT ALLOWANCE FOR UNFUNDED COMMITMENTS

The Company maintains a separate allowance for credit losses on off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The allowance for credit losses for off-balance-sheet credit exposures is adjusted through a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives, utilizing the same models and approaches for the Company’s other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time, and those commitments are excluded from the credit loss estimate.

As of March 31, 2026 and December 31, 2025, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $460,000 and $471,000, respectively. During the three months ended March 31, 2026, a negative provision of $11,000 was included in the Provision for Credit Losses.

NOTE 10 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the three months ended March 31, 2026, and the year ended December 31, 2025:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Balance, beginning of period	$89	$87
Additions	95	46
Proceeds from sales	—	(50)
Net gains from sales	—	6
Balance, end of period	$184	$89

As of March 31, 2026 one loan secured by residential real estate, totaling $95,000 was in the process of foreclosure.

NOTE 11 FAIR VALUES

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of Financial Accounting Standards Board (the FASB) ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market and in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available-for-sale - Investment securities AFS are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s AFS securities, totaling $96.9 million and $96.4 million as of March 31, 2026 and December 31, 2025, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

Collateral Dependent Loans with an ACL - In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

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

Assets and liabilities measured at fair value are as follows as of March 31, 2026 and December 31, 2025:

March 31, 2026 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$6,439	$—
U.S. Government agencies	—	8,345	—
Municipal securities	—	19,798	—
Corporate bonds	—	2,377	—
Mortgage-backed securities	—	45,460	—
Collateralized mortgage obligations -guaranteed	—	14,441	—

(On a non-recurring basis) Other real estate owned	—	—	184
Total	$—	$96,860	$184

December 31, 2025 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$5,460	—
U.S. Government agencies	—	9,159	$—
Municipal securities	—	19,997	—
Corporate bonds	—	2,379	—
Mortgage-backed securities	—	46,079	—
Collateralized mortgage obligations - guaranteed	—	13,359	—

(On a non-recurring basis) Other real estate owned	—	—	89
Collateral dependent loans with ACL:	—	—
Agriculture	—	—	251
Commercial Real Estate	—	—	300
Total	$—	$96,433	$640

Not included in the tables above as of March 31, 2026 and December 31, 2025 is a residential 1-4 family mortgage loan totaling approximately $39,000 that has a specific allowance for credit loss allocation of 100% due to the destruction of the collateral.

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at March 31, 2026	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Collateral dependent loans with ACL:
Agriculture	$—	$251	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Commercial Real Estate	—	300	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Consumer and all other	—	—	Appraised Value/Other estimates from Independent Sources	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$184	$89	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of March 31, 2026, and December 31, 2025, are as follows:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

March 31, 2026
Financial instruments – assets
Net loans	$715,189	$713,767	$—	$—	$713,767

Financial instruments – liabilities
Time deposits	289,926	289,782	—	289,782	—
Borrowed funds	18,986	17,170	—	17,170	—

December 31, 2025
Financial instruments – assets
Net loans	$701,480	$697,105	$—	$—	$697,105

Financial instruments – liabilities
Time deposits	294,216	294,244	—	294,244	—
Borrowed funds	18,986	17,132	—	17,132	—

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

NOTE 12 LEASING ACTIVITIES

As of March 31, 2026, the Bank leases four branch offices, one administrative office, one loan production office and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from 2028 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of March 31, 2026 was 6.07 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of March 31, 2026 was 3.35%.

For the three months ended March 31, 2026 and 2025, operating lease expenses were $147,000 and $142,000, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of March 31, 2026, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2026	$432
2027	598
2028	603
2029	492
2030	492
Thereafter	712
Total lease payments	3,329
Less: imputed interest	(450)
Total	$2,879

NOTE 13 BORROWED FUNDS

Borrowed funds totaled $18,986,000 as of March 31, 2026 and December 31, 2025. For additional information on borrowed funds, refer to Note 19 in Item 8 of Form 10-K for the year ended December 31, 2025.

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. Refer to Note 25 in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of how each revenue stream is accounted for under ASC 606. The following table presents noninterest income by revenue stream for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025
Service charges and fees	$837	$877
Card processing and interchange income	986	865
Financial services fees	419	318
Other noninterest income	388	353
Total noninterest income	$2,630	$2,413

NOTE 15 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended March 31,
(Dollars in thousands)	2026	2025
Other operating expenses	$913	$879
ATM network expense	377	428
Legal, accounting, and professional fees	213	237
FDIC insurance premiums	103	98
Loan related expenses	76	79
Advertising	63	67
Consulting fees	39	42
Printing and supplies	31	25
Other real estate owned expenses, net	4	1
Total other operating expenses	$1,819	$1,856

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution About Forward-Looking Statements

We make forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding expectations, intentions, projections and beliefs concerning our profitability, liquidity, and allowance for credit losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from projections include:

●	the success or failure of our efforts to implement our business plan;

●	any required increase in our regulatory capital ratios;

●	satisfying other regulatory requirements that may arise from examinations, changes in the law and other similar factors;

●	deterioration of asset quality;

●	changes in the level of our nonperforming assets and charge-offs;

●	fluctuations of real estate values in our markets;

●	our ability to attract and retain talent;

●	demographical changes in our markets which negatively impact the local economy;

●	the uncertain outcome of current or future legislation or regulations or policies of state and federal regulators;

●	the successful management of interest rate risk;

●	the successful management of liquidity;

●	changes in general economic and business conditions in our market area and the United States in general;

●	credit risks inherent in making loans such as changes in a borrower’s ability to repay and our management of such risks;

●	competition with other banks and financial institutions, and companies outside of the banking industry, including online lenders and those companies that have substantially greater access to capital and other resources;

●	customer acceptance of new products and services we have offered or may offer;

●	deposit flows and competition for deposits;

●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rate, market and monetary fluctuations;

●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues and other catastrophic events;

●	geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism, international hostilities, military conflicts or actions taken by the U.S. or other governments in response thereto, which could impact business and economic conditions in the U.S. and abroad;

●	the continued effective operation of our information technology systems and third-party service providers, including the stabilization and ongoing performance of our core processing platform following the system conversion completed during the fourth quarter of 2025;

●	the effects of cyber incidents or other failures, disruptions, or breaches of our operational or security systems, or those of our third-party vendors or other service providers, including as a result of cyber threats or attacks;

●	our ability to successfully manage cybersecurity, including generative artificial intelligence risks;

●	our ability to assist in managing third party fraud against customer accounts including but not limited to check, credit and debit card, and electronic funds transfer fraud;

●	our reliance on third-party vendors and correspondent banks;

●	changes in generally accepted accounting principles;

●	changes in governmental regulations, tax rates and similar matters; and,

●	other risks, which may be described, from time to time, in our filings with the SEC.

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

Critical Accounting Policies

For discussion of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2025, and Note 2 Summary of Significant Accounting Policies, in Item 1 of this Form 10-Q. Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our most critical accounting policies relate to our allowance for credit losses.

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

Overview and Highlights

Net income for the three months ended March 31, 2026 was $3.1 million, an increase of $1.2 million, or 60.48%, from the same period in 2025. Net interest income increased 15.86%, or $1.2 million, from $7.6 million for the quarter ended March 31, 2025 to $8.8 million for the quarter ended March 31, 2026. The loan portfolio was the primary driver of both increases as the yield rose 25 basis points (”bps”) while the average balance increased $57.8 million compared to the first quarter of 2025.

The balance sheet grew to $939.6 million in total assets as of March 31, 2026, from $909.7 million as of December 31, 2025. Gross loans increased $13.7 million to $723.3 million as of March 31, 2026. Additionally, interest-bearing deposits with banks increased $13.1 million to $76.2 million as of March 31, 2026. During the first three months of 2026 total deposits increased $29.4 million or 3.68% to $827.7 million.

A dividend of $0.09 per share was paid to shareholders during the first quarter of 2026, a 12.5% increase over the dividend paid in 2025.

During the first quarter of 2026, we extended a previously announced stock repurchase program, to continue through March 31, 2027. Since the inception of the program through March 31, 2026, the Company has repurchased 366,569 shares at an average price of $2.57 per share.

Comparison of the Three Months ended March 31, 2026 and 2025

Quarter-to-date highlights include:

●	Returns on average assets and equity of 1.34% and 14.69% for the first quarter of 2026, compared to 0.90% and 10.78% for the first quarter of 2025, respectively;

●	Net interest margin was 3.99% for the first quarter of 2026 compared to 3.69% for the first quarter of 2025;

●	Net interest income was $8.8 million for the first quarter of 2026, an increase of $1.2 million, or 15.86%, compared to the first quarter of 2025;

●	Noninterest income was $2.6 million, an increase of $217,000, or 8.99%, during the first quarter of 2026 compared to the first quarter of 2025; and

●	Noninterest expense was $7.2 million, a decrease of $39,000, or 0.54%, for the first quarter of 2026 compared to the first quarter of 2025.

During the first quarter of 2026, interest income increased $1.2 million to $12.6 million due to the combination of an increase of 18 bps in the yield on earning assets to 5.69% and a $61.5 million increase in the average balance of earning assets when compared to the first quarter of 2025. The loan portfolio was the primary driver of both increases as the yield rose 25 bps to 6.35% while the average balance increased $57.8 million compared to the first quarter of 2025. Also contributing to the improvement in net interest income was lower funding costs. While the average balance of interest-bearing liabilities increased $44.2 million, the costs decreased 18 bps to 2.55%, and total interest expense only increased by $39,000 to $3.8 million during the first quarter of 2026 as compared to the first quarter of 2025. The reduction in the cost of interest-bearing liabilities is primarily due to maturing time deposits repricing in a lower interest-rate environment and declines in both the cost and balance of borrowed funds. The decrease in the average balance of borrowed funds was due to a $3 million principal payment on a borrowing from the Federal Home Loan Bank of Atlanta during the fourth quarter of 2025 combined with principal payments made on a trust preferred security in January 2025. In addition, the variable rate paid on the trust preferred securities decreased as overnight and short-term borrowing rates declined during the last half of 2025. The net interest margin improved 30 bps to 3.99% for the quarter ending March 31, 2026, compared to 3.69% for the same period in 2025, due to the increase in the yield on earning assets and the decline in the cost of funds. The net interest spread, which is the difference between the yield on interest-earning assets and the costs of interest-bearing liabilities, widened by 36 bps to 3.14% for the first quarter of 2026 from 2.78% for the comparable period of 2025.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

Three Months Ended March 31,

	2026			2025
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$716,807	11,215	6.35%	$659,022	$9,912	6.10%
Federal funds sold	491	4	3.58%	139	2	4.40%
Interest bearing deposits in other banks	71,064	638	3.64%	64,406	692	4.36%
Securities (2)	108,027	740	2.74%	111,306	745	2.68%
Total earning assets	896,389	12,597	5.69%	834,873	11,351	5.51%
Less: Allowance for credit losses	(8,175)			(7,788)
Non-earning assets	37,278			37,411
Total assets	$925,492			$864,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$74,258	112	0.61%	$72,394	$137	0.77%
Savings and money market deposits	216,113	941	1.77%	186,941	779	1.69%
Time deposits	290,916	2,481	3.46%	274,564	2,533	3.74%
Total interest-bearing deposits	581,287	3,534	2.47%	533,899	3,449	2.62%
Other borrowings	7,000	61	3.51%	10,000	88	3.51%
Trust preferred securities	11,986	185	6.18%	12,186	204	6.69%
Total borrowed funds	18,986	246	5.19%	22,186	292	5.26%
Total interest-bearing liabilities	600,273	3,780	2.55%	556,085	3,741	2.73%
Non-interest-bearing deposits	230,875			227,045
Other liabilities	9,803			9,580
Total liabilities	840,951			792,710
Shareholders’ equity	84,541			71,786
Total liabilities and shareholders’ equity	$925,492			$864,496
Net interest income		$8,817			$7,610
Net interest margin			3.99%			3.69%
Net interest spread			3.14%			2.78%

(1)	Nonaccrual loans and loans held for sale have been included in average loan balances.

(2)	Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Volume and Rate Analysis
Increase (decrease)
	Three Months Ended March 31, 2026
(Dollars in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest income:
Loans	$888	$415	$1,303
Federal funds sold	2	—	2
Interest bearing deposits in other banks	67	(121)	(54)
Taxable investment securities	(22)	17	(5)
Total earning assets	935	311	1,246

Interest expense:

Interest-bearing demand deposits	4	(29)	(25)
Savings and money market deposits	124	38	162
Time deposits	145	(197)	(52)
Other borrowings	(27)	—	(27)
Trust preferred securities	(3)	(16)	(19)
Total interest-bearing liabilities	243	(204)	39
Change in net interest income	$692	$515	$1,207

The provision for credit losses charged to the income statement for the quarter ended March 31, 2026 was $240,000 compared to $259,000 for the three months ended March 31, 2025. The provision expense for the first quarter of 2026 is mainly attributable to growth in the loan portfolio and a modest adjustment to certain qualitative factors in the calculation of the allowance for loan losses to reflect geopolitical uncertainty related to the conflict in the Middle East. The provision for credit losses during the first quarter of 2025 is attributable to loan growth and the impact of valuation allowances for two specifically assessed borrower relationships. A recovery of credit losses on unfunded commitments of $11,000 was recognized for the first quarter of 2026 due to a $2.1 million reduction in commitments on construction loans. The provision for credit losses on unfunded commitments for the first quarter of 2025 was $92,000, reflecting an $11.6 million, or 31.84%, increase in unfunded commitments on construction loans.

For a discussion of the factors affecting the allowance for credit losses, including provision expense, refer to Note 7, Allowance for Credit Losses for Loans, in Item 1 of this Form 10-Q.

Noninterest income, totaling $2.6 million for the first quarter of 2026, increased $217,000 compared to the quarter ended March 31, 2025. The improvement was driven by a $101,000 increase in income from financial and investment services and a $121,000 increase in income from card processing.

Noninterest expense was $7.2 million for the quarter ended March 31, 2026, which was a $39,000 decrease compared to the first quarter of 2025. Occupancy costs decreased $93,000 due to costs incurred in “refreshing” a branch office in the first quarter of 2025 and a decrease in costs for snow and ice removal to keep our branch locations open and safe during the winter storms in 2026 compared to 2025. Other categories experiencing reductions include professional and consulting fees, card processing costs, and the expense for the debit card rewards program which was discontinued in the fourth quarter of 2025. The reductions in expenses were partially offset by an $85,000 increase in salaries and benefits attributable to annual merit increases and an uptick in losses due to fraudulent activity.

The efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income plus noninterest income, decreased to 63.17% during the first quarter of 2026 from 72.55% for the first quarter of 2025. We continue to assess our operational procedures and structure to improve efficiencies and contain costs.

Income tax expense for the first quarter of 2026 totaled $912,000, an increase of $328,000, or 56.16%, from $584,000 recorded during the same period in 2025. The effective tax rate for the three months ended March 31, 2026, was 22.95%, compared to 23.43% for the same period in 2025.

Balance Sheet

Total assets as of March 31, 2026, were $939.6 million, an increase of $29.9 million, or 3.28%, from $909.7 million as of December 31, 2025. Gross loans of $723.3 million as of March 31, 2026 reflected an increase of $13.7 million, or 1.93%, from $709.6 million as of December 31, 2025. Liquid assets in the form of cash and cash equivalents increased $15.7 million, or 20.31%, during the first quarter of 2026 mainly due to the seasonal increase in deposits. Investment securities increased $427,000 during the first quarter of 2026 due to purchases of $4.2 million offset by maturities, calls, payments and amortization of $2.9 million and an $808,000 increase in the unrealized loss on securities available-for-sale.

Deposits totaled $827.7 million as of March 31, 2026, compared to $798.3 million as of December 31, 2025. The increase of $29.4 million, or 3.68%, was due to continued efforts to attract money market account relationships combined with seasonal and cyclical funds inflows. As a result, money market and savings accounts increased $14.8 million, and noninterest-bearing demand and interest-bearing demand deposits combined for an increase of $18.9 million during the first quarter of 2026. Over this same period, time deposits decreased $5.0 million largely due to the maturity of a public funds deposit with no other deposit relationship, for which the Bank did not aggressively bid.

As of March 31, 2026 and December 31, 2025, borrowed funds totaled $19.0 million.

Capital

During the quarter ended March 31, 2026, total shareholders’ equity increased $262,000 to $83.1 million due to net income of $3.1 million which was offset by dividends paid to shareholders of $2.1 million, the repurchase of common stock totaling $41,000, and an increase in the unrealized loss on securities available for sale, net of the tax effects, of $639,000. Consequently, book value per share increased to $3.53 as of March 31, 2026 compared to $3.52 as of December 31, 2025. The Bank remains well-capitalized per regulatory guidance.

As previously announced, the Board of Directors extended the repurchase of up to 500,000 shares of the Company’s common stock through March 31, 2027. During the first quarter of 2026, the Company repurchased 11,496 shares at an average price of $3.55 per share. Since the commencement of the repurchase plan in 2022, 366,569 shares have been repurchased at an average price of $2.57 per share.

Asset Quality

The allowance for credit losses on loans was $8.1 million, or 1.12% as a percentage of total loans, as of March 31, 2026, and $8.1 million, or 1.14%, as of December 31, 2025. The decrease in the allowance as a percentage of loans was primarily attributable to charging off the year-end specific reserves on two borrower relationships during the first quarter of 2026. One of these relationships had two pieces of collateral – the residential property was foreclosed and reclassified into other real estate owned during the quarter, and the commercial property was sold at auction and the sales proceeds were received subsequent to March 31, 2026. The charge-off on the other relationship was largely driven by the amount of time that it had been in its classified status. The $9,000 increase in the allowance for credit losses on loans was attributable to provision expense associated with a larger loan portfolio and a modest adjustment to a qualitative factor for geopolitical uncertainty related to the conflict in the Middle East partially offset by the charge-off of the specific reserves discussed above.

The allowance for credit losses on unfunded commitments was $460,000 as of March 31, 2026, as compared to $471,000 as of December 31, 2025. The decrease in the allowance for credit losses on unfunded commitments was due to a decrease in loan commitments, specifically residential and commercial real estate construction loan commitments.

Annualized net charge-offs as a percentage of average loans were 0.14% during the first 3 months of 2026 compared to 0.05% during the fourth quarter of 2025 and 0.01% during the first quarter of 2025. The increase was due to the charge-off of the specific reserves discussed above.

Nonperforming assets, which include nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned, totaled $3.3 million as of March 31, 2026, a decrease of $537,000, or 13.94%, since year-end 2025. Nonaccrual loans decreased $467,000 during the first three months of 2026 primarily due to the charge-off of the specific reserves on individually evaluated loans and a loan that was removed from nonaccrual status based on performance. Nonperforming assets as a percentage of total assets were 0.35% as of March 31, 2026 and 0.42% as of December 31, 2025.

Other real estate owned increased to $184,000 as of March 31, 2026 from $89,000 at December 31, 2025 due to the foreclosure on the residential property discussed above. Expenses associated with other real estate owned, including gains and losses on sales, were $3,000 and $1,000 for the three months ended March 31, 2026 and 2025, respectively.

For detailed information on nonaccrual loans and other real estate owned as of March 31, 2026 and December 31, 2025, refer to Note 6 Loans and Note 10 Other Real Estate Owned in Item 1 of this Form 10-Q.

Loans rated substandard or below totaled $3.7 million as of March 31, 2026, an increase of $1.1 million from $2.6 million as of December 31, 2025. Total past due loans decreased to $6.1 million as of March 31, 2026 from $7.2 million as of December 31, 2025.

The allowance for credit losses is maintained at a level that management deems appropriate to absorb any potential future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the CECL model to best reflect the risks in the portfolio. However, future provisions may be deemed necessary. During the first three months of 2026, we maintained the adjustments to our qualitative factors initiated in 2024 and carried forward into 2025, to consider risk factors associated with commercial real estate and residential mortgage loans. In addition, we made a slight adjustment of 3 bps to consider the geopolitical uncertainty in the Middle East. Those changes, along with growth in the loan portfolio and the assessment of the historical and specific risks associated with the loan portfolio, resulted in a recovery of credit losses for credit losses of $240,000, which included a $251,000 provision for the loan portfolio; and a $11,000 negative provision for unfunded commitments due to a decrease in unfunded commitments, particularly construction loans. The following table summarizes components of the allowance for credit losses and related loans as of March 31, 2026 and December 31, 2025:

Selected Credit Ratios
	March 31,		December 31,
(Dollars in thousands)	2026		2025
Allowance for credit losses - loans	$8,116		$8,107
Total loans	723,305		709,587
Allowance for credit losses to total loans	1.12%		1.14%
Nonaccrual loans	$3,131		$3,598
Nonaccrual loans to total loans	0.43%		0.51%

Ratio of allowance for credit losses loans to nonaccrual loans	2.59	X	2.25	X

Charge-offs net of recoveries	$242		$316
Average loans	$716,807		$689,104
Net charge-offs to average loans1	0.14%		0.05%

1 - Annualized

Deferred Tax Asset and Income Taxes

Due to timing differences between the book and tax treatments of several income and expense items, a net deferred tax asset, excluding the deferred tax asset on the unrealized loss on securities available-for-sale of $2.3 million and $2.1 million, existed as of March 31, 2026 and December 31, 2025, respectively. Our income tax expense was computed at the federal corporate income tax rate of 21% of taxable income and a blended state tax rate of 1.95%. We have no significant nontaxable income or non-deductible expenses.

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

As of March 31, 2026, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $3.53 and $3.52 as of March 31, 2026 and December 31, 2025, respectively. The increase in book value was due to net income of $3.1 million which was offset by dividends paid to shareholders of $2.1 million, the repurchase of common stock totaling $41,000, and an increase in the unrealized loss on securities available for sale, net of the tax effects, of $639,000.

Other key performance indicators are as follows:

	Three months ended March 31,
	2026	2025
Return on average assets1	1.34%	0.90%
Return on average shareholders’ equity1	14.69%	10.78%
Average equity to average assets	9.13%	8.30%

1 - Annualized

Under current economic conditions, we believe it is prudent to continue to retain capital sufficient to support planned asset growth while being able to absorb potential losses that may occur if asset quality deteriorates, and based upon projections, we believe our current capital levels will be sufficient.

During the first quarter of 2026, the Company paid a cash dividend of $0.09 per common share to our shareholders. Future payments of cash dividends will depend on a number of factors including but not limited to maintaining positive retained earnings, compliance with regulatory rules governing the payment of dividends, strategic plans, and sufficient capital at the Bank to allow payment of dividends to the Company.

On April 28, 2022 the board of directors of the Company authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock. As previously reported, this plan was extended by the Board of Directors through March 31, 2027. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. As of March 31, 2026, the Company has repurchased 366,569 shares at an average price of $2.57 per share since inception of the plan. During the quarter ended March 31, 2026, the Company repurchased 11,496 shares at an average price of $3.55 per share. There is no assurance that the Company will purchase any additional shares under this program.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold and unpledged available-for-sale investments. Collectively, those balances were $158.0 million as of March 31, 2026, up from $141.0 million as of December 31, 2025. The increase is primarily due to deposit growth exceeding funding needs for loan growth. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs

As of March 31, 2026, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $65.1 million, which is net of the $31.8 million of securities pledged as collateral. Generally, the investment portfolio serves as a source of liquidity while yielding a higher return at the purchase date when compared to other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond (the FRB). Due to the unrealized loss on securities available-for-sale, the sale of investments, other than shorter-term investments with minimal unrealized losses or more recently purchased investments, would not be a main source of liquidity at this time due to the immediate impact on regulatory capital; however, the majority of the portfolio is considered high credit quality investments and would be available to pledge against borrowed funds. Total investment securities increased $427,000 during the first quarter of 2026 from $96.4 million as of December 31, 2025 to $96.9 million as of March 31, 2026. The Bank also has additional borrowing capacity on lines for which investments and certain loans are currently pledged.

Our loan to deposit ratio was 87.39% and 88.89% as of March 31, 2026 and December 31, 2025, respectively.

Available third-party sources of liquidity as of March 31, 2026 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

We have used our line of credit with the FHLB to issue letters of credit totaling $14.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on these letters of credit have been issued. The letters of credit are considered to be draws on our FHLB line of credit. In May 2023, we borrowed $10.0 million from the FHLB, through a fixed rate 5-year advance, to support loan fundings and other general liquidity needs and prepaid $3 million of the outstanding balance in the fourth quarter of 2025; and, in June 2025, we borrowed an additional $5.0 million which was repaid in July 2025. An additional $252.0 million was available as of March 31, 2026 on the $273.0 million line of credit. Full use of the FHLB borrowing capacity would require the Company to pledge additional assets.

As of March 31, 2026 we held brokered time deposits of $8.0 million, unchanged from December 31, 2025. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the rate paid on deposits is shown in the net interest margin analysis tables. Total reciprocal Certificate of Deposit Registry Services (“CDARS”) time deposits were $7.7 million and $7.0 million as of March 31, 2026 and December 31, 2025, respectively. Aside from the availability of CDARS time deposits, we also offer a similar deposit product for transaction account customers through Intrafi Cash Service (“ICS”). As of March 31, 2026 approximately $16.3 million were placed in this product as compared to $16.1 million at December 31, 2025. Both the CDARS and ICS offerings assist us in maintaining deposit relationships, while assuring the depositors’ funds retain federal deposit insurance coverage.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, while we do not anticipate using this as a primary funding source, securities with an estimated market value of $24.9 million were pledged as of March 31, 2026.

Time deposits of $250,000 or more were approximately 6.35% of total deposits at March 31, 2026 and 7.15% of total deposits at December 31, 2025.

In January 2025, we made a voluntary principal payment of $3.0 million on an outstanding trust preferred security. We may consider making future principal payments based on our available liquidity and considering other funding opportunities that may be available.

With the on-balance sheet liquidity and other external sources of funding, we believe the Bank has adequate liquidity and capital resources to meet our requirements and needs for the foreseeable future. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. Given continued economic uncertainty, the level of market interest rates, and potential impacts from proposed or enacted tariffs and other trade restrictions, along with ongoing geopolitical conflicts than can contribute to energy price volatility and broader financial market volatility, we continue monitoring our liquidity position, specifically cash on hand, and readily-available contingent funding sources, in order to meet customer demands. Additionally, our contingency funding plan is reviewed quarterly with our Asset Liability Committee.

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the three months ended March 31, 2026, to the off-balance sheet items and the contractual obligations disclosed in our 2025 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At March 31, 2026, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities – None

(b)	Use of Proceeds – Not Applicable

(c)	Issuer Purchases of Securities

Stock Repurchase Program

The Company has an approved one-year stock repurchase program that authorizes the repurchase of up to 500,000 of the Company’s common shares that was extended through March 31, 2027. Repurchases may be made through open market purchases or in privately negotiated transactions. Shares repurchased will be returned to the status of authorized and unissued shares of common stock. The actual means and timing of any purchases, number of shares and prices or range of prices will be determined by the Company.

Shares of the Company’s common stock were repurchased during the three months ended March 31, 2026, as detailed below. Under the terms of the stock repurchase program, the Company has the remaining authority to repurchase up to 133,431 shares of common stock.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
January 31, 2026		572	$3.37	572	144,355
February 28, 2026		3,910	$3.56	3,910	140,445
March 31, 2026		7,014	$3.56	7,014	133,431
	Total	11,496	$3.55	11,496

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Trading Arrangements – During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

The following exhibits are filed as part of this report or are incorporated by reference:

No.	Description
3.1	Amended Articles of Incorporation of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended June 30, 2008 filed on August 11, 2008).
3.2	Bylaws of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 26, 2020).
4.1	Specimen Common Stock Certificate of New Peoples Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2012 filed on August 14, 2012).
4.2	Description of New Peoples Bankshares, Inc.’s Securities (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2024, filed on March 31, 2025).
10.1*	Employment Agreement dated June 25, 2025 between New Peoples Bankshares, Inc., New Peoples Bank, Inc. and James W. Kiser (incorporated by reference to Form 8-K filed June 30, 2025)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials for the Company’s Form 10-Q for the quarterly period ended March 31, 2026, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JAMES W. KISER
James W. Kiser
President and Chief Executive Officer

Date:	May 13, 2026

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date:	May 13, 2026