Form 10-Q
period 2026-06-30
NEW PEOPLES BANKSHARES INC
filed 2026-08-12
CIK 1163389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock was 23,539,302 as of August 12, 2026.

NEW PEOPLES BANKSHARES, INC.

Part I	Financial Information

Item 1	Financial Statements

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2026 AND DECEMBER 31, 2025

(IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2026	2025
ASSETS

Cash and due from banks	$17,403	$13,849
Interest-bearing deposits with banks	66,060	63,109
Federal funds sold	850	252
Total cash and cash equivalents	84,313	77,210

Investment securities available-for-sale, at fair value	98,610	96,433
Restricted stock, at cost	2,636	2,598

Loans held for sale	1,334	—

Loans receivable	732,260	709,587
Allowance for credit losses	(8,215)	(8,107)
Net loans	724,045	701,480

Bank premises and equipment, net	15,961	16,400
Other real estate owned	225	89
Accrued interest receivable	3,751	3,451
Deferred taxes, net	4,110	3,895
Right-of-use assets – operating leases	2,759	2,998
Other assets	4,406	5,146
Total assets	$942,150	$909,700

LIABILITIES

Deposits:
Noninterest bearing	$242,549	$220,829
Interest-bearing	584,930	577,437
Total deposits	827,479	798,266

Borrowed funds	18,986	18,986
Lease liabilities – operating leases	2,759	2,998
Accrued interest payable	1,336	1,507
Accrued expenses and other liabilities	5,245	5,088
Total liabilities	855,805	826,845

SHAREHOLDERS’ EQUITY

Common stock - $2.00 par value; 50,000,000 shares authorized; 23,539,312 and 23,567,013 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	47,079	47,134
Additional paid-in-capital	14,335	14,378
Retained earnings	33,603	29,210
Accumulated other comprehensive loss	(8,672)	(7,867)
Total shareholders’ equity	86,345	82,855
Total liabilities and shareholders’ equity	$942,150	$909,700

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

INTEREST AND DIVIDEND INCOME	2026	2025	2026	2025
Loans including fees	$11,710	$10,540	$22,925	$20,452
Federal funds sold	4	3	8	5
Interest-earning deposits with banks	687	663	1,325	1,355
Investments	751	711	1,449	1,413
Dividends on equity securities (restricted)	36	41	78	84
Total interest and dividend income	13,188	11,958	25,785	23,309

INTEREST EXPENSE
Deposits	3,544	3,450	7,078	6,899
Borrowed funds	249	294	495	586
Total interest expense	3,793	3,744	7,573	7,485

NET INTEREST INCOME	9,395	8,214	18,212	15,824

PROVISION FOR CREDIT LOSSES	63	154	303	413

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	9,332	8,060	17,909	15,411

NONINTEREST INCOME
Service charges and fees	889	899	1,726	1,776
Card processing and interchange	1,088	988	2,074	1,853
Financial services fees	329	356	748	674
Other noninterest income	214	193	602	546
Total noninterest income	2,520	2,436	5,150	4,849

NONINTEREST EXPENSES
Salaries and employee benefits	3,885	3,652	7,769	7,450
Occupancy and equipment expense	873	874	1,764	1,858
Data processing and telecommunications	607	665	1,246	1,299
Other operating expenses	2,016	2,022	3,835	3,878
Total noninterest expenses	7,381	7,213	14,614	14,485

INCOME BEFORE INCOME TAXES	4,471	3,283	8,445	5,775

INCOME TAX EXPENSE	1,020	751	1,932	1,335

NET INCOME	$3,451	$2,532	$6,513	$4,440

Earnings per share
Basic and diluted	$0.15	$0.11	$0.28	$0.19

Average Weighted Shares of Common Stock
Basic and diluted	23,549,269	23,607,372	23,556,113	23,616,941

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

NET INCOME	$3,451	$2,532	$6,513	$4,440

Other comprehensive income (loss):
Investment securities activity
Unrealized gains (losses) arising during the period	(212)	(280)	(1,020)	2,099
Related tax (expense) benefit	46	58	215	(441)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(166)	(222)	(805)	1,658
TOTAL COMPREHENSIVE INCOME	$3,285	$2,310	$5,708	$6,098

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(IN THOUSANDS INCLUDING SHARE DATA)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Three Months Ended June 30,
Balance, March 31, 2026	23,556	$47,111	$14,360	$30,152	$(8,506)	$83,117
Net income	—	—	—	3,451	—	3,451
Other comprehensive loss, net of tax	—	—	—	—	(166)	(166)
Repurchase of common stock	(17)	(32)	(25)	—	—	(57)
Balance, June 30, 2026	23,539	$47,079	$14,335	$33,603	$(8,672)	$86,345

Balance, March 31, 2025	23,614	$47,228	$14,428	$21,020	$(10,104)	$72,572
Net income	—	—	—	2,532	—	2,532
Other comprehensive loss, net of tax	—	—	—	—	(222)	(222)
Repurchase of common stock	(13)	(26)	(12)	—	—	(38)
Balance, June 30, 2025	23,601	$47,202	$14,416	$23,552	$(10,326)	$74,844

Six Months Ended June 30,
Balance, December 31, 2025	23,567	$47,134	$14,378	$29,210	$(7,867)	$82,855
Net income	—	—	—	6,513	—	6,513
Other comprehensive loss, net of tax	—	—	—	—	(805)	(805)
Cash dividend declared ($0.09 per share)	—	—	—	(2,120)	—	(2,120)
Repurchase of common stock	(28)	(55)	(43)	—	—	(98)
Balance, June 30, 2026	23,539	$47,079	$14,335	$33,603	$(8,672)	$86,345

Balance, December 31, 2024	23,637	$47,273	$14,451	$21,001	$(11,984)	$70,741
Net income	—	—	—	4,440	—	4,440
Other comprehensive income, net of tax	—	—	—	—	1,658	1,658
Cash dividend declared ($0.08 per share)	—	—	—	(1,889)	—	(1,889)
Repurchase of common stock	(36)	(71)	(35)	—	—	(106)
Balance, June 30, 2025	23,601	$47,202	$14,416	$23,552	$(10,326)	$74,844

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(IN THOUSANDS)

(UNAUDITED)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,513	$4,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	621	745
Provision for credit losses	303	413
Gain on sale of mortgage loans	—	(9)
Gain on sale or disposal of premises and equipment	(9)	(2)
Gain on sale of other real estate owned	(37)	(6)
Loans originated for sale	(112)	(380)
Proceeds from sales of loans originated for sale	112	389
Net amortization/accretion of bond premiums/discounts	34	37
Deferred tax benefit	(2)	—
Net change in:
Accrued interest receivable	(300)	(123)
Other assets	683	(542)
Accrued interest payable	(171)	(15)
Accrued expenses and other liabilities	173	(102)
Net cash provided by operating activities	7,808	4,845

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(24,386)	(38,350)
Purchase of securities available-for-sale	(9,908)	(4,770)
Proceeds from repayments and maturities of securities available-for-sale	6,677	6,067
Net purchase of equity securities (restricted)	(38)	(258)
Payments for the purchase of premises and equipment and software	(123)	(444)
Proceeds from sale of premises and equipment	9	2
Proceeds from sale of other real estate owned	69	50
Proceeds from bank owned life insurance benefit	—	5,417
Net cash used in investing activities	(27,700)	(32,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term borrowings	—	5,000
Repayment of long-term debt	—	(3,000)
Net change in noninterest bearing deposits	21,720	8,629
Net change in interest-bearing deposits	7,493	23,298
Dividends paid	(2,120)	(1,889)
Repurchase of common stock	(98)	(106)
Net cash provided by financing activities	26,995	31,932

Net increase in cash and cash equivalents	7,103	4,491
Cash and cash equivalents, beginning of the period	77,210	67,668
Cash and cash equivalents, end of the period	$84,313	$72,159

Supplemental disclosure of cash paid during the period for:
Interest	$7,744	$7,500
Taxes	1,931	880

Supplemental disclosure of non-cash transactions:
Transfer of loans to other real estate owned	168	14
Change in unrealized losses on securities available-for-sale	(1,020)	2,099
Transfer of loans receivable to loans held for sale	1,334	—

The accompanying notes are an integral part of these consolidated financial statements.

NEW PEOPLES BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS

Nature of Operations – New Peoples Bankshares, Inc. (New Peoples or the Company) is a financial holding company whose principal activity is the ownership and management of a community bank, New Peoples Bank, Inc. (the Bank). New Peoples and the Bank are organized and incorporated under the laws of the Commonwealth of Virginia. As a state-chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (the Federal Reserve). The Bank provides general banking services to individuals, small and medium-size businesses and the professional community of southwest Virginia, southern West Virginia, western North Carolina and northeastern Tennessee. These services include commercial and consumer loans along with traditional deposit products such as checking and savings accounts.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to U. S. generally accepted accounting principles (GAAP) and to general industry practices. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2026 and December 31, 2025, and the results of operations for the three- and six-month periods ended June 30, 2026 and 2025. The Notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in the Company’s Annual report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025, except for the following:

Loans held for sale – Loans that management has decided to sell are transferred from loans held for investment to loans held for sale. Loans held for sale are carried at the lower of amortized cost or fair value, determined on an individual or aggregate basis, as applicable. Any amount by which amortized cost exceeds fair value at the date of transfer, and subsequent changes in the valuation allowance, are recognized in earnings. Loans classified as held for sale are not subject to the Company’s allowance for credit losses methodology applicable to loans held for investment.

NOTE 3 EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflect the additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the three- and six-month periods ended June 30, 2026 and 2025, there were no potential common shares. Basic and diluted net income per common share calculations follow:

(Dollars in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net income	$3,451	$2,532	$6,513	$4,440
Weighted average shares outstanding	23,549,269	23,607,372	23,556,113	23,616,941
Weighted average dilutive shares outstanding	23,549,269	23,607,372	23,556,113	23,616,941

Basic and diluted earnings per share	$0.15	$0.11	$0.28	$0.19

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

To qualify as a “Small Bank Holding Company” under federal regulations, a bank must have consolidated assets of $3.0 billion or less. The primary benefit of being deemed a “Small Bank Holding Company” is the exemption from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became fully phased in on January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer required is 2.50%. At June 30, 2026, the Bank had a capital conservation buffer of 8.73%. Amounts recorded to accumulated other comprehensive income (loss) are not included in computing regulatory capital. Management believes as of June 30, 2026, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2026, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the following table as of June 30, 2026 and December 31, 2025, respectively.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026:
Total capital to risk weighted assets	$115,070	16.73%	$55,017	8.00%	$68,772	10.00%
Tier 1 capital to risk weighted assets	106,473	15.48%	41,263	6.00%	55,017	8.00%
Tier 1 capital to average assets	106,473	11.17%	38,144	4.00%	47,681	5.00%
Common equity Tier 1 capital to risk weighted assets	106,473	15.48%	30,947	4.50%	44,701	6.50%

December 31, 2025:
Total capital to risk weighted assets	$110,354	16.51%	$53,467	8.00%	$66,834	10.00%
Tier 1 capital to risk weighted assets	101,997	15.26%	40,100	6.00%	53,467	8.00%
Tier 1 capital to average assets	101,997	10.93%	37,344	4.00%	46,680	5.00%
Common equity Tier 1 capital to risk weighted assets	101,997	15.26%	30,075	4.50%	43,442	6.50%

NOTE 5 INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (“AFS”) securities as of June 30, 2026 and December 31, 2025 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2026
U.S. Treasuries	$6,077	$—	$150	$5,927
U.S. Government agencies	9,322	30	408	8,944
Municipal securities	24,193	2	4,505	19,690
Corporate bonds	2,500	2	123	2,379
Mortgage-backed securities	51,043	21	5,093	45,971
Collateralized mortgage obligations guaranteed	16,454	9	764	15,699
Total securities available-for-sale	$109,589	$64	$11,043	$98,610

December 31, 2025
U.S. Treasuries	$5,597	$16	$153	$5,460
U.S. Government agencies	9,482	49	372	9,159
Municipal securities	24,217	4	4,224	19,997
Corporate bonds	2,500	6	127	2,379
Mortgage-backed securities	50,742	134	4,797	46,079
Collateralized mortgage obligations guaranteed	13,854	70	565	13,359
Total securities available-for-sale	$106,392	$279	$10,238	$96,433

The following table details unrealized losses and related fair values in the AFS portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025.

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
U.S. Treasuries	$2,979	$20	$1,611	$130	$4,590	$150
U.S. Government agencies	2,100	18	5,358	390	7,458	408
Municipal securities	556	21	18,122	4,484	18,678	4,505
Corporate bonds	—	—	1,877	123	1,877	123
Mortgage-backed securities	8,082	124	32,270	4,969	40,352	5,093
Collateralized mortgage obligations guaranteed	9,774	119	3,299	645	13,073	764
Total	$23,491	$302	$62,537	$10,741	$86,028	$11,043

December 31, 2025
U.S. Treasuries	$—	$—	$4,444	$153	$4,444	$153
U.S. Government agencies	814	1	4,469	371	5,283	372
Municipal securities	946	110	18,036	4,114	18,982	4,224
Corporate bonds	—	—	1,873	127	1,873	127
Mortgage-backed securities	744	5	37,156	4,792	37,900	4,797
Collateralized mortgage obligations guaranteed	3,076	5	3,699	560	6,775	565
Total	$5,580	$121	$69,677	$10,117	$75,257	$10,238

As of June 30, 2026, the available-for-sale portfolio included 211 investments for which the fair market value was less than amortized cost. As of December 31, 2025, the available-for-sale portfolio included 165 investments for which the fair market value was less than amortized cost. Management believes that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and are not a result of credit deterioration. Management does not plan to sell, and it is not likely that the Bank will be required to sell any of the securities referenced in the table above before recovery of their amortized cost. None of the individual securities are past due as to principal or interest payments and a number of these securities have explicit or implicit payment guarantees. The remaining securities have credit ratings at or above that necessary to be considered “bank qualified.”

Investment securities with a carrying value of $29.8 million and $32.5 million as of June 30, 2026 and December 31, 2025, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

There were no sales of available-for-sale investment securities during the three or six months ended June 30, 2026 and 2025.

The amortized cost and fair value of investment securities as of June 30, 2026, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Weighted
(Dollars in thousands)	Amortized	Fair	Average
Securities Available-for-Sale	Cost	Value	Yield
Due in one year or less	$3,435	$3,397	1.75%
Due after one year through five years	12,630	12,220	3.21%
Due after five years through ten years	32,935	30,697	2.90%
Due after ten years	60,589	52,296	2.73%
Total	$109,589	$98,610	2.88%

The Bank, as a member bank of the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and the Federal Home Loan Bank of Atlanta (FHLB), is required to hold stock in each. The Bank also owns stock in CBB Financial Corp., which is a correspondent of the Bank. These equity securities are restricted from trading and are recorded at a cost of $2.6 million as of June 30, 2026 and December 31, 2025. The stock has no quoted market value and no ready market exists. When evaluating these securities for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Equity securities are viewed as long-term investments and management believes the Company has the ability and the intent to hold these securities until their value is recovered.

NOTE 6 LOANS

Loans receivable outstanding as of June 30, 2026, and December 31, 2025, are summarized as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Real estate secured:
Commercial	$253,872	$255,707
Construction and land development	53,645	42,826
Residential 1-4 family	254,109	252,624
Multifamily	51,044	45,964
Farmland	25,478	23,385
Total real estate loans	638,148	620,506
Commercial	58,699	53,175
Agriculture	4,566	4,384
Consumer installment and all other loans	30,847	31,522
Total loans	$732,260	$709,587

Also included in total loans above are deferred loan fees of $2.3 million and $2.2 million as of June 30, 2026 and December 31, 2025, respectively. Deferred loan costs were $2.1 million as of June 30, 2026 and December 31, 2025. Income from net deferred fees and costs is recognized over the lives of the respective loans as a yield adjustment. If loans repay prior to scheduled maturities, any unamortized fees or costs are recognized at that time.

During the second quarter of 2026, the Company transferred its $1.3 million credit card portfolio from loans held for investment to loans held for sale based on management’s decision to sell the portfolio. The loans were transferred at the lower of amortized cost or fair value, determined on an aggregate basis which resulted in no fair value writedown at the date of transfer. The sale of the portfolio is not expected to be finalized until 2027.

Loans receivable on nonaccrual status as of June 30, 2026, and December 31, 2025, are summarized as follows:

	June 30, 2026			December 31, 2025
	With No Allowance	With an Allowance	Total	With No Allowance	With an Allowance	Total
(Dollars in thousands)
Real estate secured:
Commercial	$—	$—	$—	$—	$415	$415
Construction and land development	—	19	19	—	23	23
Residential 1-4 family	703	1,752	2,455	960	1,323	2,283
Farmland	—	14	14	—	16	16
Total real estate loans	703	1,785	2,488	960	1,777	2,737
Commercial	—	23	23	—	25	25
Agriculture	105	512	617	446	305	751
Consumer installment loans and other loans	—	185	185	—	85	85

Total loans receivable on nonaccrual status	$808	$2,505	$3,313	$1,406	$2,192	$3,598

The Company evaluates loans that do not share risk characteristics on an individual basis utilizing the collateral or discounted cash flow methods. The following table presents the unpaid principal balance of individually evaluated loans, by measurement method, and the related ACL allocated to those loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Unpaid Principal Balance	Related Allowance	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)
Collateral Dependent Loans
Real estate secured:
Commercial	$—	$—	$408	$108
Residential 1-4 family	1,147	13	998	39
Total real estate loans	1,147	13	1,406	147
Agriculture	181	37	752	54

Total collateral dependent	$1,328	$50	$2,158	$201

Discounted Cash Flow Method
Agriculture	$437	$91	$—	$—

Total DCF method	$437	$91	$—	$—

Total individually evaluated	$1,765	$141	$2,158	$201

During the second quarter of 2026, the Company began individually evaluating one agriculture loan relationship using the discounted cash flow method rather than the fair value of collateral. The borrower has ceased making payments and has filed for bankruptcy protection, and repayment is expected to occur through payments under the borrower’s bankruptcy plan over an extended period rather than through the operation or sale of collateral. Expected credit losses on this loan were measured as the difference between the loan’s amortized cost basis and the present value of estimated future cash flows, discounted at the loan’s effective interest rate. As of June 30, 2026, the loan had an unpaid principal balance of approximately $437,000, net of a $50,000 charge-off recorded during the prior year, and a related specific allowance for credit losses of approximately $91,000.

The following table is an age analysis of past due loans receivable as of June 30, 2026, segregated by class:

June 30, 2026 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$55	$—	$—	$55	$253,817	$253,872
Construction and land development	169	—	—	169	53,476	53,645
Residential 1-4 family	1,323	1,231	831	3,385	250,724	254,109
Multifamily	—	—	—	—	51,044	51,044
Farmland	—	—	—	—	25,478	25,478
Total real estate loans	1,547	1,231	831	3,609	634,539	638,148
Commercial	130	124	3	257	58,442	58,699
Agriculture	—	—	618	618	3,948	4,566
Consumer installment and all other loans	235	58	26	319	30,528	30,847
Total loans	$1,912	$1,413	$1,478	$4,803	$727,457	$732,260

The following table is an age analysis of past due loans receivable as of December 31, 2025, segregated by class:

December 31, 2025 (Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate secured:
Commercial	$468	$—	$423	$891	$254,816	$255,707
Construction and land development	—	—	—	—	42,826	42,826
Residential 1-4 family	2,140	1,631	828	4,599	248,025	252,624
Multifamily	—	—	—	—	45,964	45,964
Farmland	—	—	—	—	23,385	23,385
Total real estate loans	2,608	1,631	1,251	5,490	615,016	620,506
Commercial	203	26	—	229	52,946	53,175
Agriculture	110	—	802	912	3,472	4,384
Consumer installment and all other loans	272	26	307	605	30,917	31,522
Total loans	$3,193	$1,683	$2,360	$7,236	$702,351	$709,587

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

The following table presents the credit risk grade of loans by origination year as of June 30, 2026:

As of June 30, 2026 (Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Commercial real estate
Pass	$13,266	$28,783	$21,670	$39,345	$41,729	$97,900	$11,179	$253,872
Total commercial real estate	$13,266	$28,783	$21,670	$39,345	$41,729	$97,900	$11,179	$253,872

Current period gross charge-offs	$—	$—	$—	$—	$—	$(103)	$—	$(103)

Construction and land development
Pass	$9,244	$16,507	$22,808	$478	$2,042	$2,091	$456	$53,626
Substandard	—	—	19	—	—	—	—	19
Total construction and land development	$9,244	$16,507	$22,827	$478	$2,042	$2,091	$456	$53,645

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$14,432	$33,904	$17,556	$20,466	$21,749	$102,692	$40,566	$251,365
Special Mention	—	—	—	—	—	458	—	458
Substandard	442	—	—	71	241	1,368	164	2,286
Total residential 1-4 family	$14,874	$33,904	$17,556	$20,537	$21,990	$104,518	$40,730	$254,109

Current period gross charge-offs	$—	$—	$(29)	$—	$—	$—	$—	$(29)

Multifamily
Pass	$7,266	$18,078	$383	$2,121	$8,856	$13,348	$992	$51,044
Total multifamily	$7,266	$18,078	$383	$2,121	$8,856	$13,348	$992	$51,044

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$1,165	$6,949	$2,404	$1,102	$1,751	$7,541	$4,443	$25,355
Special Mention	—	—	—	—	—	109	—	109
Substandard	—	—	—	—	—	14	—	14
Total farmland	$1,165	$6,949	$2,404	$1,102	$1,751	$7,664	$4,443	$25,478

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$15,037	$11,264	$8,161	$5,445	$1,483	$3,357	$13,880	$58,627
Special Mention	—	—	—	—	—	2	—	2
Substandard	—	12	—	19	—	20	19	70
Total commercial	$15,037	$11,276	$8,161	$5,464	$1,483	$3,379	$13,899	$58,699

Current period gross charge-offs	$—	$(51)	$(3)	$—	$—	$(19)	$(16)	$(89)

Agriculture
Pass	$336	$501	$526	$90	$155	$47	$2,189	$3,844
Special Mention	—	—	—	27	—	—	—	27
Substandard	—	436	181	—	—	78	—	695
Doubtful	—	—	—	—	—	—	—	—
Total agriculture	$336	$937	$707	$117	$155	$125	$2,189	$4,566

Current period gross charge-offs	$—	$—	$(117)	$—	$—	$—	$—	$(117)

Consumer and all other
Pass	$7,294	$12,181	$6,014	$2,446	$817	$1,601	$332	$30,685
Substandard	—	98	27	37	—	—	—	162
Total consumer and all other	$7,294	$12,279	$6,041	$2,483	$817	$1,601	$332	$30,847

Current period gross charge-offs	$—	$(20)	$(34)	$(10)	$—	$(97)	$(11)	$(172)

Total	$68,482	$128,713	$79,749	$71,647	$78,823	$230,626	$74,220	$732,260
Total current period gross charge-offs	$—	$(71)	$(183)	$(10)	$—	$(219)	$(27)	$(510)

The following table presents the credit risk grade of loans by origination year as of December 31, 2025:

As of December 31, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial real estate
Pass	$33,892	$22,565	$43,005	$44,828	$42,021	$69,031	$358	$255,700
Substandard	—	—	—	—	—	7	—	7
Total commercial real estate	$33,892	$22,565	$43,005	$44,828	$42,021	$69,038	$358	$255,707

Current period gross charge-offs	$—	$—	$—	$(1)	$—	$—	$—	$(1)

Construction and land development
Pass	$12,676	$21,666	$2,448	$2,113	$2,122	$1,778	$0	$42,803
Substandard	—	23	—	—	—	—	—	23
Total construction and land development	$12,676	$21,689	$2,448	$2,113	$2,122	$1,778	$0	$42,826

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential 1-4 family
Pass	$35,441	$18,703	$24,178	$24,318	$35,543	$76,674	$34,842	$249,699
Special Mention	—	—	—	—	—	476	—	476
Substandard	—	104	197	50	—	2,020	78	2,449
Total residential 1-4 family	$35,441	$18,807	$24,375	$24,368	$35,543	$79,170	$34,920	$252,624

Current period gross charge-offs	$—	$—	$(138)	$—	$—	$(1)	$—	$(139)

Multifamily
Pass	$17,668	$1,464	$3,197	$9,874	$6,444	$7,317	$—	$45,964
Total multifamily	$17,668	$1,464	$3,197	$9,874	$6,444	$7,317	$—	$45,964

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$9,005	$2,610	$1,142	$1,830	$2,641	$6,020	$—	$23,248
Special Mention	—	—	—	—	—	121	—	121
Substandard	—	—	—	—	—	16	—	16
Total farmland	$9,005	$2,610	$1,142	$1,830	$2,641	$6,157	$—	$23,385

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$14,653	$10,852	$8,745	$2,628	$1,284	$3,106	$11,880	$53,148
Special Mention	—	—	—	—	—	2	—	2
Substandard	—	—	—	—	—	—	25	25
Total commercial	$14,653	$10,852	$8,745	$2,628	$1,284	$3,108	$11,905	$53,175

Current period gross charge-offs	$—	$(59)	$—	$—	$(23)	$(15)	$—	$(97)

Agriculture
Pass	$1,437	$683	$162	$176	$104	$98	$942	$3,602
Special Mention	—	—	—	—	—	—	31	31
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	305	—	—	—	—	446	751
Total agriculture	$1,437	$988	$162	$176	$104	$98	$1,419	$4,384

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(50)	$(50)

Consumer and all other
Pass	$16,111	$7,607	$3,599	$1,311	$845	$1,617	$372	$31,462
Substandard	18	30	10	2	—	0	—	60
Total consumer and all other	$16,129	$7,637	$3,609	$1,313	$845	$1,617	$372	$31,522

Current period gross charge-offs	$(14)	$(47)	$(25)	$(5)	$(5)	$(280)	$—	$(376)

Total	$140,901	$86,612	$86,683	$87,130	$91,004	$168,283	$48,974	$709,587
Total current period gross charge-offs	$(14)	$(106)	$(163)	$(6)	$(28)	$(296)	$(50)	$(663)

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

The following table presents a disaggregated analysis of activity in the allowance for credit losses for loans as of June 30, 2026 and June 30, 2025:

	Real estate secured
(Dollars are in thousands)	Commercial RE	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Three months ended June 30, 2026
Beginning balance	$2,772	$488	$2,834	$588	$179	$646	$37	$572	$8,116
Charge-offs	—	—	(29)	—	—	(51)	—	(92)	(172)
Recoveries	92	—	60	3	—	6	—	42	203
Provision for credit losses	(182)	19	48	(16)	8	51	125	15	68
Ending balance	$2,682	$507	$2,913	$575	$187	$652	$162	$537	$8,215

	Real estate secured
(Dollars are in thousands)	Commercial RE	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Three months ended June 30, 2025
Beginning balance	$2,592	$316	$2,909	$372	$155	$771	$114	$603	$7,832
Charge-offs	—	—	—	—	—	—	(50)	(55)	(105)
Recoveries	—	11	12	3	—	1	—	39	66
Provision for credit losses	(31)	33	77	57	27	(35)	(2)	29	155
Ending balance	$2,561	$360	$2,998	$432	$182	$737	$62	$616	$7,948

	Real estate secured
(Dollars are in thousands)	Commercial RE	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Six months ended June 30, 2026
Beginning balance	$2,856	$411	$2,799	$559	$166	$602	$82	$632	$8,107
Charge-offs	(103)	—	(29)	—	—	(89)	(117)	(172)	(510)
Recoveries	92	—	96	6	9	6	—	90	299
Provision for credit losses	(163)	96	47	10	12	133	197	(13)	319
Ending balance	$2,682	$507	$2,913	$575	$187	$652	$162	$537	$8,215

	Real estate secured
(Dollars are in thousands)	Commercial RE	Construction and Land Development	Residential 1-4 family	Multifamily	Farmland	Commercial	Agriculture	Consumer and All Other	Total
Six months ended June 30, 2025
Beginning balance	$2,565	$322	$2,923	$382	$149	$751	$36	$556	$7,684
Charge-offs	—	—	—	—	—	(18)	(50)	(115)	(183)
Recoveries	—	26	22	6	3	2	—	66	125
Provision for credit losses	(4)	12	53	44	30	2	76	109	322
Ending balance	$2,561	$360	$2,998	$432	$182	$737	$62	$616	$7,948

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

On February 15, 2025, severe flash flooding occurred in Tazewell and Buchanan, Counties in Virginia. On September 27, 2024, Hurricane Helene passed through western North Carolina, southwest Virginia and northeast Tennessee, causing flood and wind damage in its path. To assist borrowers impacted by these natural disasters, we offered short-term payment deferrals of 3 to 6 months. As of June 30, 2026, the deferral periods have ended, and 42 loans totaling $6.3 million that participated in the deferral program have commenced regular payments. As of December 31, 2025, 48 loans totaling $6.6 million were participating in the deferral program. One of these loans, a residential mortgage loan totaling $178,000, received an additional 3-month deferral, due to the extent of damage to the property. The loan was settled in 2026. There were no loans modified to borrowers experiencing financial difficulties in the three and six-months ended June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $455,000 and $471,000, respectively. During the three and six months ended June 30, 2026, a recovery of losses on unfunded commitments of $5,000 and $16,000, respectively, was included in the Provision for Credit Losses. During the three and six months ended June 30, 2025, a provision for losses on unfunded commitments of $0 and $92,000, respectively, was included in the Provision for Credit Losses.

NOTE 10 OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned for the six months ended June 30, 2026, and the year ended December 31, 2025:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Balance, beginning of period	$89	$87
Additions	168	46
Proceeds from sales	(69)	(50)
Net gains from sales	37	6
Balance, end of period	$225	$89

As of June 30, 2026 three loans secured by residential real estate, totaling $286,000 were in the process of foreclosure.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy are as follows:

Investment Securities Available-for-sale - Investment securities AFS are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. The Company’s AFS securities, totaling $98.6 million and $96.4 million as of June 30, 2026 and December 31, 2025, respectively, are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from an independent pricing service.

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

Assets and liabilities measured at fair value are as follows as of June 30, 2026 and December 31, 2025:

June 30, 2026 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$5,927	$—
U.S. Government agencies	—	8,944	—
Corporate bonds	—	2,379	—
Municipal securities	—	19,690	—
Mortgage-backed securities	—	45,971	—
Collateralized mortgage obligations – guaranteed	—	15,699	—

(On a non-recurring basis) Other real estate owned	—	—	225
Collateral dependent loans with ACL:
Agriculture	—	—	40
Residential 1-4 Family	—	—	429
Total	$—	$98,610	$694

December 31, 2025 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(On a recurring basis) Available-for-sale investments
U.S. Treasuries	$—	$5,460	$—
U.S. Government agencies	—	9,159	—
Corporate bonds	—	2,379	—
Municipal securities	—	19,997	—
Mortgage-backed securities	—	46,079	—
Collateralized mortgage obligations – guaranteed	—	13,359	—

(On a non-recurring basis) Other real estate owned	—	—	89
Collateral dependent loans with ACL:
Agriculture	—	—	251
Commercial real estate	—	—	300
Total	$—	$96,433	$640

Not included in the tables above as December 31, 2025 is a residential 1-4 family mortgage loan totaling $39,000 that had a specific allowance for credit loss allocation of 100% and was settled during the first six months of 2026.

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value at June 30, 2026	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	General Range of Significant Unobservable Input Values

Collateral dependent loans with ACL:

Commercial real estate	$—	$300	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Residential 1-4 Family	$429	$—	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Agriculture	$40	$251	Appraised Value/Other estimates from Independent Sources	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0 – 18%

Other Real Estate Owned	$225	$89	Appraised Value/Comparable Sales/Other Estimates from Independent Sources	Discounts to reflect current market conditions and estimated costs to sell	0 – 18%

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

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis as of June 30, 2026, and December 31, 2025, are as follows:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

June 30, 2026
Financial instruments – assets
Net loans	$724,045	$721,922	$—	$—	$721,922
Loans held for sale	1,334	1,367	—	—	1,367

Financial instruments – liabilities
Time deposits	287,978	287,544	—	287,544	—
Borrowed funds	18,986	17,927	—	17,927	—

December 31, 2025
Financial instruments – assets
Net loans	$701,480	$697,105	$—	$—	$697,105

Financial instruments – liabilities
Time deposits	294,216	294,244	—	294,244	—
Borrowed funds	18,986	17,132	—	17,132	—

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

NOTE 12 LEASING ACTIVITIES

As of June 30, 2026, the Bank leases four branch offices, one administrative office, one loan production office and sublets a lot adjacent to another branch office. The lease agreements have maturity dates ranging from 2028 to December 2041. It is assumed that there are currently no circumstances in which the leases would be terminated prior to expiration. The weighted average remaining life of the lease terms as of June 30, 2026 was 5.85 years.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded to the lease term for each transaction. This methodology is expected to be used for any other subsequent lease agreements. The weighted average discount rate for the leases as of June 30, 2026 was 3.34%.

For the three and six months ended June 30, 2026 and 2025, operating lease expenses were $148,000 and $295,000; and $145,000 and $288,000, respectively.

The Company’s other operating leases were evaluated and determined to be immaterial to the financial statements. As of June 30, 2026, future minimum rental commitments under the non-cancellable operating leases discussed above are as follows (dollars are in thousands):

2026	$288
2027	599
2028	603
2029	492
2030	492
Thereafter	712
Total lease payments	3,186
Less: imputed interest	(427)
Total	$2,759

NOTE 13 BORROWED FUNDS

Borrowed funds totaled $18,986 and $18,986 as of June 30, 2026 and December 31, 2025, respectively. For additional information on borrowed funds, refer to Note 19 in Item 8 of Form 10-K for the year ended December 31, 2025.

NOTE 14 REVENUE FROM CONTRACTS WITH CUSTOMERS

All our revenue from contracts with customers as defined in ASC 606 is recognized within noninterest income. Refer to Note 25 in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of how each revenue stream is accounted for under ASC 606. The following table presents noninterest income by revenue stream for the three and six months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Service charges and fees	$889	$899	$1,726	$1,776
Card processing and interchange income	1,088	988	2,074	1,853
Financial services fees	329	356	748	674
Other noninterest income	214	193	602	546
Total noninterest income	$2,520	$2,436	$5,150	$4,849

NOTE 15 NONINTEREST EXPENSES

Other operating expenses, included as part of noninterest expenses, consisted of the following for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Other operating expenses	$990	$934	$1,903	$1,813
ATM network expense	403	417	780	845
Legal, accounting, and professional fees	254	234	468	471
Loan related expenses	51	175	127	254
FDIC insurance premiums	105	99	208	197
Advertising	113	89	176	156
Consulting fees	102	41	141	83
Printing and supplies	30	36	61	61
Other real estate owned expenses, net	(32)	(3)	(29)	(2)
Total other operating expenses	$2,016	$2,022	$3,835	$3,878

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

Caution About Forward-Looking Statements

We make forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding expectations, intentions, projections and beliefs concerning our profitability, liquidity, and allowance for credit losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from projections include:

●	the success or failure of our efforts to implement our business plan;

●	any required increase in our regulatory capital ratios;

●	satisfying other regulatory requirements that may arise from examinations, changes in the law and other similar factors;

●	deterioration of asset quality;

●	changes in the level of our nonperforming assets and charge-offs;

●	fluctuations of real estate values in our markets;

●	our ability to attract and retain talent;

●	demographical changes in our markets which negatively impact the local economy;

●	the uncertain outcome of current or future legislation or regulations or policies of state and federal regulators;

●	the successful management of interest rate risk;

●	the successful management of liquidity;

●	changes in general economic and business conditions in our market area and the United States in general;

●	credit risks inherent in making loans such as changes in a borrower’s ability to repay and our management of such risks;

●	competition with other banks and financial institutions, and companies outside of the banking industry, including online lenders and those companies that have substantially greater access to capital and other resources;

●	customer acceptance of new products and services we have offered or may offer;

●	deposit flows and competition for deposits;

●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rate, market and monetary fluctuations;

●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues and other catastrophic events;

●	geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism, international hostilities, military conflicts or actions taken by the U.S. or other governments in response thereto, which could impact business and economic conditions in the U.S. and abroad;

●	the continued effective operation of our information technology systems and third-party service providers, including the stabilization and ongoing performance of our core processing platform following the system conversion completed during the fourth quarter of 2025;

●	the effects of cyber incidents or other failures, disruptions, or breaches of our operational or security systems, or those of our third-party vendors or other service providers, including as a result of cyber threats or attacks;

●	our ability to successfully manage cybersecurity, including generative artificial intelligence risks;

●	our ability to assist in managing third party fraud against customer accounts including but not limited to check, credit and debit card, and electronic funds transfer fraud;

●	our reliance on third-party vendors and correspondent banks;

●	changes in generally accepted accounting principles;

●	changes in governmental regulations, tax rates and similar matters; and

●	other risks, which may be described, from time to time, in our filings with the SEC.

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

Overview and Highlights

Quarter-to-date highlights include:

●	Net income for the second quarter of 2026 was $3.5 million, or $0.15 per share.

●	Net interest margin was 4.12% for the second quarter of 2026 compared to 3.86% for the second quarter of 2025.

●	Total loans held for investment were $732.3 million as of June 30, 2026, an increase of $22.7 million, or 3.20%, from $709.6 million as of December 31, 2025.

●	Total deposits increased $29.2 million, or 3.66%, during the six months ended June 30, 2026 to $827.5 million.

●	The annualized return on average assets for the quarter was 1.47%.

●	The annualized return on average equity for the quarter was 16.28%.

●	New Peoples Bank remains well-capitalized with a leverage ratio of 11.17%.

Comparison of the Three Months ended June 30, 2026 and 2025

Net interest income for the quarter ended June 30, 2026 was $9.4 million, an increase of $1.2 million, or 14.38%, compared to the second quarter of 2025. Interest and dividend income increased $1.2 million to $13.2 million due to the combination of an increase of 17 basis points (“bps”) in the yield on earning assets to 5.78% and a $60.6 million increase in the average balance of earning assets when compared to the second quarter of 2025. The loan portfolio was the primary driver of both increases as the yield rose 25 bps to 6.45% while the average balance increased $46.4 million compared to the second quarter of 2025. Also contributing to the improvement in net interest income was lower funding costs. While the average balance of interest-bearing liabilities increased $40.2 million, the cost decreased 14 bps to 2.52%, and total interest expense increased only $49,000 to $3.8 million during the second quarter of 2026 compared to the second quarter of 2025. The reduction in the cost of interest-bearing liabilities is primarily due to maturing time deposits repricing in a lower interest-rate environment and declines in both the cost and balance of borrowed funds. The decrease in the average balance of borrowed funds was due to a $3 million principal payment on a borrowing from the Federal Home Loan Bank of Atlanta during the fourth quarter of 2025. In addition, the variable rate paid on the trust preferred securities decreased as overnight and short-term borrowing rates declined during the last half of 2025. The net interest margin improved 26 bps to 4.12% for the quarter ended June 30, 2026, compared to 3.86% for the same period in 2025, due to the increase in the yield on earning assets and the decline in the cost of funds. The net interest spread widened by 31 bps to 3.26% for the second quarter of 2026 from 2.95% for the comparable period of 2025.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

Three Months Ended June 30,

	2026			2025
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$728,192	$11,710	6.45%	$681,828	$10,540	6.20%
Federal funds sold	382	4	3.68%	276	3	4.43%
Interest-bearing deposits in other banks	75,315	687	3.66%	60,976	663	4.36%
Investment securities (2)	111,020	787	2.84%	111,272	752	2.71%
Total earning assets	914,909	13,188	5.78%	854,352	11,958	5.61%
Less: Allowance for credit losses	(8,327)			(7,956)
Non-earning assets	36,616			36,905
Total assets	$943,198			$883,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$71,461	$107	0.60%	$72,194	$128	0.71%
Savings and money market deposits	225,103	1,027	1.83%	194,919	832	1.71%
Time deposits	288,899	2,410	3.35%	275,114	2,490	3.63%
Total interest-bearing deposits	585,463	3,544	2.43%	542,227	3,450	2.55%
Other borrowings	7,000	62	3.51%	10,055	89	3.51%
Trust preferred securities	11,986	187	6.18%	11,986	205	6.76%
Total borrowed funds	18,986	249	5.19%	22,041	294	5.28%
Total interest-bearing liabilities	604,449	3,793	2.52%	564,268	3,744	2.66%
Non-interest-bearing deposits	244,072			236,284
Other liabilities	9,628			9,680
Total liabilities	858,149			810,232
Shareholders’ equity	85,049			73,069
Total liabilities and shareholders’ equity	$943,198			$883,301
Net interest income		$9,395			$8,214
Net interest margin			4.12%			3.86%
Net interest spread			3.26%			2.95%

(1)	Nonaccrual loans and loans held for sale have been included in average loan balances.

(2)	Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

	Volume and Rate Analysis
	Increase (decrease)
	Three Months Ended June 30, 2026
(Dollars in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest income:
Loans	$735	$435	$1,170
Federal funds sold	1	—	1
Interest-bearing deposits in other banks	141	(117)	24
Taxable investment securities	(2)	37	35
Total earning assets	875	355	1,230

Interest expense:
Interest-bearing demand deposits	(2)	(19)	(21)
Savings and money market deposits	139	56	195
Time deposits	120	(200)	(80)
Other borrowings	(27)	—	(27)
Trust preferred securities	—	(18)	(18)
Total interest-bearing liabilities	230	(181)	49
Change in net interest income	$645	$536	$1,181

The provision for credit losses charged to the income statement for the quarter ended June 30, 2026 was $63,000 compared to $154,000 for the three months ended June 30, 2025. The provision expense for the second quarter of 2026 is primarily attributable to growth in the loan portfolio and a modest adjustment to the qualitative factors in the calculation of the allowance for credit losses on one-to-four-family residential mortgage loans and for geopolitical uncertainty related to the conflict in the Middle East and was partially offset by a slight decrease in the overall historical loss rates. The provision expense also benefited from the net recoveries on loans previously charged off and a reduction in the allowance for credit losses on unfunded commitments resulting from a decline in construction loan commitments. A recovery of credit losses on unfunded commitments of $5,000 was recognized for the second quarter of 2026 due to a $4.6 million reduction in commitments on construction loans. The provision for credit losses on unfunded commitments for the second quarter of 2025 was $0.

Noninterest income, totaling $2.5 million for the second quarter of 2026, increased $84,000 compared to the quarter ended June 30, 2025. The improvement was driven primarily by a $100,000 increase in income from card processing and interchange income.

Noninterest expense was $7.4 million for the quarter ended June 30, 2026, an increase of $168,000, or 2.33%, compared to the second quarter of 2025. The increase was primarily attributable to contractual and inflationary price increases, an increase in incentive accruals and less costs deferred on loan originations, partially offset by reductions in other operating expense categories, including expenses for the debit card rewards program which was discontinued in the fourth quarter of 2025.

The efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, decreased to 61.93% during the second quarter of 2026 from 67.70% for the second quarter of 2025. We continue to assess our operational procedures and structure to improve efficiencies and contain costs.

Income tax expense for the second quarter of 2026 totaled $1,020,000, an increase of $269,000, or 35.82%, from $751,000 recorded during the same period in 2025. This increase was in line with the increase in pre-tax income which increased $1.2 million or 36.19% for the comparative three months ended June 30, 2026 and 2025. The effective tax rate for the three months ended June 30, 2026, was 22.81%, compared to 22.88% for the same period in 2025.

Comparison of the Six Months ended June 30, 2026 and 2025

Year-to-date highlights include:

●	Net income for the six months ended June 30, 2026 was $6.5 million, or $0.28 per share, an increase of $2.1 million, or 46.69%, from the $4.4 million or $0.19 per share reported for the same period in 2025.

●	Returns on average assets and equity of 1.41% and 15.49% for the first half of 2026, compared to 1.02% and 12.37% for the first six months of 2025, respectively;

For the six months ended June 30, 2026, net interest income totaled $18.2 million, an increase of $2.4 million, or 15.09%, as compared to the six months ended June 30, 2025. The net interest margin increased 27 bps to 4.05% as compared to 3.78% for the same period in 2025. Net interest income improved due to growth in average earning assets, which increased $61.0 million, or 7.2%, to $905.7 million. In addition, the yield on earning assets improved 18 bps to 5.74% during the six months ended June 30, 2026 compared to the same period in 2025. Interest expense for the six months ended June 30, 2026 totaled $7.6 million, an increase of $88,000, or 1.18%, from the same period in 2025, as a 16 basis-point decline in the cost of interest-bearing liabilities to 2.53% was more than offset by a $42.2 million increase in the average balance of interest-bearing liabilities.

The following table shows the rates paid on earning assets and interest-bearing liabilities for the periods indicated:

Net Interest Margin Analysis

Average Balances, Income and Expense, and Yields and Rates

Six Months Ended June 30,

	2026			2025
	Average	Income/	Yields/	Average	Income/	Yields/
(Dollars are in thousands)	Balance	Expense	Rates	Balance	Expense	Rates
ASSETS
Loans (1) (2)	$722,531	$22,925	6.40%	$670,488	$20,452	6,15%
Federal funds sold	436	8	3.63%	208	5	4.42%
Interest-bearing deposits in other banks	73,201	1,325	3.65%	62,681	1,355	4.36%
Investment securities (2)	109,527	1,527	2.79%	111,290	1,497	2.71%
Total earning assets	905,695	25,785	5.74%	844,667	23,309	5.56%
Less: Allowance for credit losses	(8,251)			(7,873)
Non-earning assets	36,950			37,157
Total assets	$934,394			$873,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,852	$219	0.61%	$72,293	$265	0.74%
Savings and money market deposits	220,633	1,968	1.80%	190,952	1,610	1.70%
Time deposits	289,902	4,891	3.40%	274,841	5,024	3.69%
Total interest-bearing deposits	583,387	7,078	2.45%	538,086	6,899	2.59%
Other borrowings	7,000	123	3.51%	10,028	177	3.51%
Trust preferred securities	11,986	372	6.18%	12,085	409	6.73%
Total borrowed funds	18,986	495	5.19%	22,113	586	5.27%
Total interest-bearing liabilities	602,373	7,573	2.53%	560,199	7,485	2.69%
Non-interest-bearing deposits	237,510			231,690
Other liabilities	9,714			9,631
Total liabilities	849,597			801,520
Shareholders’ equity	84,797			72,431
Total liabilities and shareholders’ equity	$934,394			$873,951
Net interest income		$18,212			$15,824
Net interest margin			4.05%			3.78%
Net interest spread			3.21%			2.87%

(1) Nonaccrual loans and loans held for sale have been included in average loan balances.

(2) Tax exempt income is not significant and has been treated as fully taxable.

Net interest income is affected by changes in both average interest rates and average volumes (balances) of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total changes in interest income and interest expense which can be attributed to rates and volume for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

	Volume and Rate Analysis
	Increase (decrease)
	Six Months Ended June 30, 2026
(Dollars in thousands)	Volume Effect	Rate Effect	Change in Interest Income/ Expense
Interest income:
Loans	$1,623	$850	$2,473
Federal funds sold	4	(1)	3
Interest-bearing deposits in other banks	209	(239)	(30)
Taxable investment securities	(25)	55	30
Total earning assets	1,811	665	2,476

Interest expense:
Interest-bearing demand deposits	2	(48)	(46)
Savings and money market deposits	259	99	358
Time deposits	270	(403)	(133)
Other borrowings	(54)	—	(54)
Trust preferred securities	(3)	(34)	(37)
Total interest-bearing liabilities	474	(386)	88
Change in net interest income	$1,337	$1,051	$2,388

For the six months ended June 30, 2026, the provision for credit losses totaled $303,000 as compared to $413,000 recorded for the same period in 2025.

For the six months ended June 30, 2026, noninterest income totaled $5.2 million, an increase of $301,000 compared to the same period in 2025, driven primarily by a $221,000 increase in card processing and interchange income and a $74,000 increase in financial and investment services income.

For the six months ended June 30, 2026, noninterest expense totaled $14.6 million, an increase of $129,000, or 0.89%, over the same period in 2025. The increase primarily resulted from higher salaries and employee benefits, partially offset by lower occupancy costs and discontinuance of the debit card rewards program.

Balance Sheet

Total assets as of June 30, 2026 were $942.2 million, an increase of $32.5 million, or 3.57%, from $909.7 million as of December 31, 2025. Loans held for investment of $732.3 million as of June 30, 2026 reflected an increase of $22.7 million, or 3.20%, from $709.6 million as of December 31, 2025. During the second quarter of 2026, the Company transferred its $1.3 million credit card portfolio from loans held for investment to loans held for sale based on management’s decision to sell the portfolio. The sale of the portfolio is not expected to be finalized until 2027. Liquid assets in the form of cash and cash equivalents increased $7.1 million, or 9.20%, during the first six months of 2026. Investment securities available for sale increased $2.2 million during the first six months of 2026 due to purchases of $9.9 million offset by maturities, calls, payments and amortization of $6.7 million and a $1.0 million increase in the unrealized loss on securities available for sale.

Gross loans receivable increased $22.7 million, or 3.19%, to $732.3 million at June 30, 2026, compared with $709.6 million at December 31, 2025. Construction and land development loans increased $10.8 million, or 25.26%, to $53.6 million during the first six months of 2026. The increase was partly attributable to draws on construction lines originated in prior periods, which also contributed to the decrease in unfunded commitments during the first half of 2026. Lending collateralized by multifamily properties increased $5.1 million, or 11.05%, to $51.0 million at June 30, 2026. Non-real estate commercial loans increased $5.5 million, or 10.39%, from December 31, 2025 to June 30, 2026.

Deposits totaled $827.5 million as of June 30, 2026, compared to $798.3 million as of December 31, 2025. The increase of $29.2 million, or 3.66%, was due to continued efforts to attract and retain money market account relationships combined with growth in noninterest-bearing demand deposits. Uninsured deposits as of June 30, 2026 were estimated at $136 million, or 16.4% of total deposits.

As of June 30, 2026 and December 2025, borrowed funds totaled $19.0 million.

During the six months ended June 30, 2026, total shareholders’ equity increased $3.5 million to $86.3 million, due to net income of $6.5 million, which was partially offset by an increase in the net unrealized loss on available-for-sale securities of $805,000, dividends paid to shareholders of $2.1 million, and the repurchase of common stock totaling $98,000. Consequently, book value per share increased to $3.67 as of June 30, 2026, compared to $3.52 as of December 31, 2025. The Bank remains well capitalized per regulatory guidance.

During the first six months of 2026, the Company repurchased 27,701 shares of its common stock at an average price of $3.54 per share. Since the commencement of the repurchase plan in 2022, 382,774 shares have been repurchased at an average price of $2.61 per share. On July 20, 2026, the Board of Directors approved the termination of the Company's stock repurchase program. As a result, the Company will no longer repurchase shares of its common stock under the program.

Asset Quality

The allowance for credit losses on loans was $8.2 million, or 1.12% as a percentage of total loans, as of June 30, 2026, and $8.1 million, or 1.14%, as of December 31, 2025. The decrease in the allowance as a percentage of loans was primarily attributable to charge-offs recorded on two individually evaluated borrower relationships for which specific allowance allocations had been established at year-end. One of these relationships had two pieces of collateral – the residential property was foreclosed and reclassified into other real estate owned and the commercial property was sold at auction during the first six months of 2026. The charge-off on the other relationship was largely driven by the amount of time that it had been in its classified status. The $108,000 increase in the allowance for credit losses on loans was attributable to provision expense associated with a larger loan portfolio and modest adjustments to qualitative factors for geopolitical uncertainty related to the conflict in the Middle East and one-to-four-family residential mortgage loans.

The allowance for credit losses on unfunded commitments was $455,000 as of June 30, 2026, as compared to $471,000 as of December 31, 2025. The decrease in the allowance for credit losses on unfunded commitments was due to a decrease in loan commitments, specifically residential and commercial real estate construction loan commitments.

Annualized net charge-offs (recoveries) as a percentage of average loans were (0.02%) during the second quarter of 2026 compared to 0.14% during the first quarter of 2026 and 0.02% during the second quarter of 2025. Annualized net charge-offs for the first six months of 2026 and 2025 were 0.06% and 0.02%, respectively.

Nonperforming assets, which include nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned, totaled $3.5 million as of June 30, 2026, a decrease of $320,000, or 8.29%, since year-end 2025. Nonaccrual loans decreased $285,000 during the first six months of 2026 primarily due to the charge-off of the specific allowance allocations on the individually evaluated loans and a loan that was removed from nonaccrual status based on performance. Nonperforming assets as a percentage of total assets were 0.38% as of June 30, 2026 and 0.42% as of December 31, 2025.

Other real estate owned increased to $225,000 as of June 30, 2026 from $89,000 at December 31, 2025 due to the foreclosure on the residential property discussed above. During the second quarter of 2026, a residential property in other real estate owned was sold for a $37,000 gain.

For detailed information on nonaccrual loans and other real estate owned as of June 30, 2026 and December 31, 2025, refer to Note 6 Loans and Note 10 Other Real Estate Owned in Item 1 of this Form 10-Q.

Loans rated substandard or below totaled $3.2 million as of June 30, 2026, an increase of $600,000 from $2.6 million as of December 31, 2025. Total past due loans decreased to $4.8 million as of June 30, 2026 from $7.2 million as of December 31, 2025.

The allowance for credit losses is maintained at a level that management deems appropriate to absorb any expected future losses and known impairments within the loan portfolio, whether or not the losses are actually ever realized. Through our quarterly assessment, we continue to adjust the CECL model to best reflect the risks in the portfolio. However, future provisions may be deemed necessary. During the first six months of 2026, we maintained the adjustments to our qualitative factors initiated in 2024 and carried forward into 2025, to consider risk factors associated with commercial real estate and residential mortgage loans, including a modest increase in 2026 in the risk factor for residential mortgage loans based on the past dues and increases in loans in the process of foreclosure in that portfolio. Those changes, along with recoveries of loans previously charged off and the assessment of the historical and specific risks associated with the loan portfolio, resulted in a provision for credit losses of $303,000, which included a $319,000 provision for the loan portfolio; and a $16,000 recovery of credit losses on unfunded commitments.

The following table summarizes components of the allowance for credit losses and related loans as of June 30, 2026 and December 31, 2025:

Selected Credit Ratios
	June 30,		December 31,
(Dollars in thousands)	2026		2025
Allowance for credit losses - loans	$8,215		$8,107
Total loans	732,260		709,587
Allowance for credit losses to total loans	1.12%		1.14%
Nonaccrual loans	$3,313		$3,598
Nonaccrual loans to total loans	0.45%		0.51%

Ratio of allowance for credit losses loans to nonaccrual loans	2.48	X	2.25	X

Charge-offs net of recoveries	$211		$316
Average loans	$722,531		$689,104
Net charge-offs to average loans[1]	0.06%		0.05%

1 - Annualized

Deferred Tax Asset and Income Taxes

Due to timing differences between the book and tax treatments of several income and expense items, a net deferred tax asset, excluding the deferred tax asset on the unrealized loss on securities available-for-sale of $2.3 million and $2.1 million existed as of June 30, 2026 and December 31, 2025, respectively. Our income tax expense was computed at the federal corporate income tax rate of 21% of taxable income and a blended state tax rate of 1.87%. We have no significant nontaxable income or nondeductible expenses.

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

As of June 30, 2026, the Bank remains well capitalized under the regulatory framework for prompt corrective action. The ratios mentioned above for the Bank comply with the Federal Reserve rules to align with the Basel III Capital requirements.

Book value per common share was $3.67 and $3.52 as of June 30, 2026 and December 31, 2025, respectively. The increase in the book value was due largely to the $6.5 million, or $0.28 per share, of net income for the first six months of 2026, partially offset by the net increase in the unrealized loss on available for sale investment securities of $805,000, the cash dividend payment of $0.09 per share and the repurchase of common shares for $98,000 during the first half of 2026.

Other key performance indicators are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Return on average assets[1]	1.47%	1.15%	1.41%	1.02%
Return on average shareholders’ equity[1]	16.28%	13.91%	15.49%	12.37%
Average equity to average assets	9.02%	8.27%	9.08%	8.29%

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

As previously reported, the Company had approved a one-year stock repurchase program that authorized the repurchase of up to 500,000 of the Company’s common shares through March 31, 2027. On July 20, 2026, the Board of Directors approved the termination of the Company's stock repurchase program. As a result, the Company will no longer repurchase shares of its common stock under the program. As of June 30, 2026, the Company had repurchased 382,774 shares at an average price of $2.61 per share since inception of the plan. During the quarter ended June 30, 2026, the Company repurchased 16,205 shares at an average price of $3.53 per share.

Liquidity

We closely monitor our liquidity and our liquid assets in the form of cash, due from banks, federal funds sold and unpledged available-for-sale investments. Collectively, those balances were $153.1 million as of June 30, 2026, up from $141.0 million as of December 31, 2025. The increase is primarily due to deposit growth exceeding funding needs for loan growth and cash provided by operations. A surplus of short-term assets is maintained at levels management deems adequate to meet potential liquidity needs.

As of June 30, 2026, all of our investments are classified as available-for-sale, providing an additional source of liquidity in the amount of $68.8 million, which is net of the $29.8 million of securities pledged as collateral. Generally, the investment portfolio serves as a source of liquidity while yielding a higher return at the purchase date when compared to other short-term investment options, such as federal funds sold and overnight deposits with the Federal Reserve Bank of Richmond (the FRB). Due to the unrealized loss on securities available-for-sale, the sale of investments, other than shorter-term investments with minimal unrealized losses or more recently purchased investments, would not be a main source of liquidity at this time due to the immediate impact on regulatory capital; however, the majority of the portfolio is considered high credit quality investments and would be available to pledge against borrowed funds. Total investment securities increased $2.2 million, or 4.55%, annualized during the first half of 2026 from $96.4 million as of December 31, 2025 to $98.6 million as of June 30, 2026. The Bank also has additional borrowing capacity on lines for which investments and certain loans are currently pledged.

Our loan to deposit ratio was 88.48% and 88.89% as of June 30, 2026 and December 31, 2025, respectively.

Available third-party sources of liquidity as of June 30, 2026 include the following: a line of credit with the FHLB, access to brokered certificates of deposit markets and the discount window at the Federal Reserve Bank. We also have the ability to borrow $30.0 million in unsecured federal funds through credit facilities extended by correspondent banks.

We have used our line of credit with the FHLB to issue letters of credit totaling $14.0 million to the Treasury Board of Virginia for collateral on public funds. No draws on these letters of credit have been issued. The letters of credit are considered to be draws on our FHLB line of credit. In May 2023, we borrowed $10.0 million from the FHLB, through a fixed rate 5-year advance, to support loan fundings and other general liquidity needs and prepaid $3 million of the outstanding balance in the fourth quarter of 2025; and, in June 2025, we borrowed an additional $5.0 million which was repaid in July 2025. An additional $261.0 million was available as of June 30, 2026 on the $282.0 million line of credit. Full use of the FHLB borrowing capacity would require the Company to pledge additional assets.

As of June 30, 2026 we held brokered time deposits of $8.0 million, unchanged from December 31, 2025. Internet accounts are limited to customers located in our primary market area and the surrounding geographical area. The average balance of and the rate paid on deposits is shown in the net interest margin analysis tables. Total reciprocal Certificate of Deposit Registry Services (“CDARS”) time deposits were $7.3 million and $7.0 million as of June 30, 2026 and December 31, 2025, respectively. Aside from the availability of CDARS time deposits, we also offer a similar deposit product for transaction account customers through Intrafi Cash Service (“ICS”). As of June 30, 2026 approximately $11.4 million were placed in this product as compared to $16.1 million at December 31, 2025. Both the CDARS and ICS offerings assist us in maintaining deposit relationships, while assuring the depositors’ funds retain federal deposit insurance coverage.

Additional liquidity is available through the Federal Reserve Bank discount window for overnight funding needs. We may collateralize this line with investment securities and loans at our discretion; however, while we do not anticipate using this as a primary funding source, securities with an estimated market value of $24.6 million were pledged as of June 30, 2026.

Time deposits of $250,000 or more were approximately 6.21% of total deposits at June 30, 2026 and 7.15% of total deposits at December 31, 2025.

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

Off Balance Sheet Items and Contractual Obligations

There have been no material changes during the six months ended June 30, 2026, to the off-balance sheet items and the contractual obligations disclosed in our 2025 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

In the course of operations, we may become a party to legal proceedings in the normal course of business. At June 30, 2026, we do not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company or any of its subsidiaries or to which the property of the Company or any of its subsidiaries is subject, in the opinion of management, will materially impact the financial condition or liquidity of the Company.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities – None

(b)	Use of Proceeds – Not Applicable

(c)	Issuer Purchases of Securities

Stock Repurchase Program

The Company had previously approved a one-year stock repurchase program that authorized the repurchase of up to 500,000 of the Company’s common shares through March 31, 2027. On July 20, 2026, the Board of Directors approved the termination of the Company's stock repurchase program. As a result, the Company will no longer repurchase shares of its common stock under the program.

Shares of the Company’s common stock were repurchased during the three months ended June 30, 2026, as detailed below.

Period Beginning on First Day of Month Ended		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
April 30, 2026		—	$0.00	—	133,431
May 31, 2026		8,580	$3.53	8,580	124,851
June 30, 2026		7,625	$3.53	7,625	117,226
	Total	16,205	$3.53	16,205

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Trading Arrangements – During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
101

The following materials for the Company’s Form 10-Q for the quarterly period ended June 30, 2026, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Denotes management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PEOPLES BANKSHARES, INC.
(Registrant)

By:	/s/ JAMES W. KISER
James W. Kiser
President and Chief Executive Officer

Date: August 12, 2026

By:	/s/ CHRISTOPHER G. SPEAKS
Christopher G. Speaks
Executive Vice President and Chief Financial Officer

Date: August 12, 2026